Form 10-Q
period 2010-06-30
ENVESTNET, INC.
filed 2010-09-03
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34835

Envestnet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1409613
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

35 East Wacker Drive, Suite 2400, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(312) 827-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 31, 2010, 31,334,397 shares of the common stock with a par value of $0.005 per share were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	December 31, 2009	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$31,525	$22,830
Fees receivable, net of allowance for doubtful accounts of $76 and $603, respectively	5,800	5,613
Deferred tax assets - current	134	16
Notes receivable including affiliate - current, net of allowance of $103 and $817, respectively	714	849
Prepaid expenses and other current assets	1,427	3,895

Total current assets	39,600	33,203

Notes receivable including affiliate and officer, net of allowance of $206 and $1,633, respectively	2,322	—
Property and equipment, net	8,560	9,830
Internally developed software, net	3,887	3,724
Intangible assets, net	2,238	1,944
Goodwill	1,023	1,399
Deferred tax assets	14,992	14,952
Customer inducements	282	31,162
Other non-current assets	2,154	2,113

Total assets	$75,058	$98,327

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$10,272	$12,959
Accounts payable	1,892	2,141
Customer inducements payable - current	150	3,946
Note payable - current	—	153
Deferred revenue	24	197

Total current liabilities	12,338	19,396

Deferred rent and lease incentive liability	3,999	4,153
Customer inducements payable	—	16,691
Note payable	—	153
Other non-current liabilities	475	542

Total liabilities	16,812	40,935

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock (total liquidation preference of $81,779 and $83,154 as of December 31, 2009 and June 30, 2010, respectively)	—	—
Common stock, par value $0.005, 60,000,000 shares authorized as of December 31, 2009 and June 30, 2010; 13,524,276 and 13,863,282 shares issued as of December 31, 2009 and June 30, 2010, respectively; 12,910,676 and 13,112,052 shares outstanding as of December 31, 2009 and June 30, 2010, respectively	68	69
Additional paid-in capital	106,893	110,171
Accumulated deficit	(42,381)	(44,499)
Treasury stock at cost, 613,600 shares of common and no preferred stock as of December, 31, 2009; 751,230 shares of common stock and 122 shares of preferred stock as of June 30, 2010	(6,334)	(8,349)

Total stockholders’ equity	58,246	57,392

Total liabilities and stockholders’ equity	$75,058	$98,327

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues:
Assets under management or administration	$12,589	$18,715	$25,923	$35,111
Licensing and professional services	5,131	5,532	10,478	10,768

Total revenues	17,720	24,247	36,401	45,879

Operating expenses:
Cost of revenues	5,510	7,698	11,430	14,718
Compensation and benefits	6,830	9,183	13,834	17,273
General and administration (see Notes 5 and 18)	3,558	5,082	7,187	12,191
Depreciation and amortization	1,076	1,428	2,123	2,759
Restructuring charges	—	67	—	819

Total operating expenses	16,974	23,458	34,574	47,760

Income (loss) from operations	746	789	1,827	(1,881)

Other income (expense):
Interest income	64	41	118	85
Interest expense	—	(128)	—	(128)
Unrealized gain (loss) on investments	8	(3)	8	—
Impairment of investments	(1)	—	(18)	—

Total other income (expense)	71	(90)	108	(43)

Income (loss) before income tax provision	817	699	1,935	(1,924)

Income tax provision	336	306	670	194

Net income (loss)	481	393	1,265	(2,118)

Less preferred stock dividends	(179)	(179)	(357)	(357)
Less net income allocated to participating preferred stock	(150)	(107)	(450)	—

Net income (loss) attributable to common stockholders	$152	$107	$458	$(2,475)

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.01	$0.04	$(0.19)

Diluted	$0.01	$0.01	$0.03	$(0.19)

Weighted average common shares outstanding:
Basic	12,907,676	13,068,492	12,912,624	13,017,943

Diluted	13,389,900	14,081,578	13,508,237	13,017,943

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock			Additional		Total
	Shares	Amount	Shares	Amount	Common Shares	Preferred Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2009	76,643	$—	13,524,276	$68	(613,600)	—	$(6,334)	$106,893	$(42,381)	$58,246

Exercise of Series B warrants	1,497	—	—	—	—	—	—	1,497	—	1,497
Exercise of common warrants	—	—	154,548	—	—	—	—	8	—	8
Exercise of stock options	—	—	184,458	1	—	—	—	1,249	—	1,250
Stock-based compensation	—	—	—	—	—	—	—	524	—	524
Purchase of treasury stock (at cost)	—	—	—	—	(137,630)	(122)	(2,015)	—	—	(2,015)
Net loss	—	—	—	—	—	—	—	—	(2,118)	(2,118)

Balance, June 30, 2010	78,140	$—	13,863,282	$69	(751,230)	(122)	$(8,349)	$110,171	$(44,499)	$57,392

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2010
OPERATING ACTIVITIES:
Net income (loss)	$1,265	$(2,118)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,123	2,759
Amortization of customer inducements	—	785
Amortization of deferred rent and lease incentive	288	196
Provision for doubtful accounts	—	2,668
Unrealized (gain) on investments	(8)	—
Impairment of investments	18	—
Deferred income taxes	649	158
Stock-based compensation	359	524
Interest expense	—	128
Changes in operating assets and liabilities:
(Increase) decrease in fees receivable	(579)	(226)
(Increase) decrease in prepaid expenses and other current assets	(450)	(2,468)
(Increase) decrease in other non-current assets	174	20
(Increase) decrease in customer inducements	—	(11,300)
Increase (decrease) in accrued expenses	(3,178)	2,537
Increase (decrease) in accounts payable	(368)	249
Increase (decrease) in deferred revenue	(119)	173
Increase (decrease) in other non-current liabilities	—	67

Net cash provided by (used in) operating activities	174	(5,848)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,580)	(2,714)
Capitalization of internally developed software	(692)	(640)
Proceeds from repayment of notes receivable	—	128
Increase in notes receivable	(18)	(82)
Investments in non-marketable securities	(489)	—
Proceeds from investments	173	21
Acquisition of business, net	—	(300)

Net cash (used in) investing activities	(2,606)	(3,587)

FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	1,505
Proceeds from exercise of stock options	—	1,250
Purchase of treasury stock	(248)	(2,015)

Net cash provided by (used in) financing activities	(248)	740

DECREASE IN CASH AND CASH EQUIVALENTS	(2,680)	(8,695)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,445	31,525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,765	$22,830

Supplemental disclosure of cash flow information - cash paid during the period for:
Income taxes	$88	$57

Supplemental disclosure of non-cash investing and financing activities:
Leasehold improvements funded by lease incentive	2,141	119
Issuance of warrant for customer inducement	—	2,946
Customer inducement - other	—	17,568
Note payable assumed in a business acquisition	—	300
Interest expense	—	128

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.	Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provides open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via the Company’s Advisor Suite and its Portfolio Management Consultants group. The Company’s headquarters are in Chicago. Principal offices are located in New York, New York; Denver, Colorado; Sunnyvale, California; Boston, Massachusetts; Landis, North Carolina and two locations in Trivandrum, India.

The Company’s Advisor Suite is a platform of integrated, internet-based technology applications and related services that provide portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing, and back-office and middle-office operations and administration.

The Company’s investment consulting group, Portfolio Management Consultants, provides investment manager due diligence and research, a full spectrum of investment offerings supported by both proprietary and third-party research, and overlay portfolio management services.

Through these platform and service offerings, the Company provides open-architecture support for a wide range of investment products (separately managed accounts, multi-manager accounts, mutual funds, exchange-traded funds, stock baskets, alternative investments, and other fee-based investment solutions) from Portfolio Management Consultants and other leading investment providers via multiple custodians, and also account administration and reporting services.

Envestnet operates three registered investment advisor firms (“RIAs”) and a registered broker-dealer. The RIAs are registered with the Securities and Exchange Commission (“SEC”). The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority (“FINRA”).

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2010 and the three and six months ended June 30, 2009 and 2010 have not been audited by an independent registered public accounting firm. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2010 and the results of operations, stockholders’ equity and cash flows for the periods presented herein. The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited financial statement for the year ended December 31, 2009 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these condensed consolidated financial statements are in thousands, except share and per share amounts.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2009 audited consolidated financial statements and notes thereto included in the Company’s Form S-1 Registration Statement filed with the SEC.

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in these unaudited condensed consolidated financial statements include estimating uncollectible receivables, costs capitalized for internally developed software, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of stock and stock options issued, the fair value of warrant issued to FundQuest, Incorporated (“FundQuest”) and the fair value of customer inducement assets and liabilities, realization of deferred tax assets and valuation and other assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from those estimates under difference assumptions or conditions.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Subsequent Events – The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events than occur after the balance sheet date but before financial statements are issued.

Derivative Financial Instrument – All derivative financial instruments are recognized as either assets or liabilities at their fair value in the condensed consolidated balance sheet with the changes in the fair value reported in current-period earnings. The warrant (Notes 4 and 10) issued to FundQuest on February 8, 2010 to purchase common stock is a derivative financial instrument and represents a customer inducement liability which is included in customer inducement payable—current on the condensed consolidated balance sheet as of June 30, 2010.

Reclassifications – Certain reclassifications were made to the December 31, 2009 condensed consolidated balance sheet to conform to the 2010 presentation.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangement guidance. The first change relates to the determination of when individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of this guidance on its unaudited condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC Subtopic 985-605. In addition, this guidance requires hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of this guidance on its unaudited condensed consolidated financial statements.

3.	Business Acquisitions

On April 1, 2010, the Company acquired the assets of B-Ready Outsourcing Solutions, Inc. (“B-Ready”), a private company that provides back-office data management and reporting services for users of Schwab Portfolio Center for approximately $750. The purchase price is included in “Cash flows from investing activities” in the condensed consolidated statements of cash flows. The Company paid cash at closing of $300 and assumed a note payable in the amount of $300. The remaining amount of the total purchase price is a deferred purchase price payable, contingent upon the private company meeting certain revenue targets in the 12 months after the date of acquisition. In addition, the Company has a put option to sell back to the owners all of the assets acquired by the Company any time prior to April 1, 2011 for an amount equal to the payments made.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The purchase price of the acquisition was as follows:

Cash paid to owners	$300
Note payable assumed	300
Contingent consideration	150

$750

The following table summarizes estimated fair values of the assets acquired at the date of the acquisition:

Accounts receivable	$114
Property and equipment	3
Intangible assets	257
Goodwill	376

Total assets acquired	$750

All of the goodwill associated with the B-Ready acquisition is expected to be deductable for income tax purposes.

A summary of intangible assets acquired, estimated useful lives and amortization method was as follows:

	Amount	Weighted Average Useful Life	Amortization Method
Customer list	$209	4 years	Accelerated
Put option	48	—	N/A

The results of B-Ready’s operations are included in the condensed consolidated statement of operations beginning April 1, 2010 and were not material in the three and six months ended June 30, 2010. If the acquisition of B-Ready had been completed as of January 1, 2009 or January 1, 2010, the Company’s total revenues and net income for the three months and six months ended June 30, 2009 and 2010 would not have been materially different from amounts reported in the condensed consolidated statements of operations.

4.	Customer Inducements

Customer inducements assets and the payables consist of the following:

	December 31, 2009	June 30, 2010

Customer inducements assets	$282	$31,162

Customer inducements payable:
Current	$150	$3,946
Non-current	—	16,691

	$150	$20,637

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

In February 2010, the Company signed a seven-year platform services agreement (the “Agreement”) with FundQuest. Pursuant to the Agreement, the Company will provide FundQuest and its clients with the Company’s platform technology and support services, replacing FundQuest’s technology platform. The Company will earn fees based upon a contractual percentage of assets under administration.

In connection with the Agreement, the Company will make various payments to FundQuest during the contract term as defined in the Agreement. These payments include an up-front payment upon completion of the conversion of FundQuest’s clients’ assets to the Company’s technology platform, five annual payments and a payment after the fifth year of the Agreement calculated based on the average annual revenues the Company receives from FundQuest during the first five years of the contract term. As of June 30, 2010, the estimate of the present value of these payments was approximately $28.7 million. The Company also issued to FundQuest a warrant to purchase shares of its common stock, with an exercise price to be calculated as 120% of the Company’s initial public offering price per share of its common stock with an estimated fair value of $2.9 million as of June 30, 2010 (see Note 10). The present value of all payments and the fair value of the warrant are accounted for as customer inducement costs and will be amortized as a reduction to the Company’s revenues from assets under management or administration on a straight-line basis over the contract term.

Amortization and imputed interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Amortization expense	$—	$770	$—	$785
Imputed interest expense	—	123	—	123

5.	Notes Receivable

Notes receivable consist of the following:

	December 31, 2009	June 30, 2010
Affiliate	$767	$849
Officer	128	—
Fetter Logic, net of allowance of $309 and $2,450 (including current portion of notes receivable (net) of $714 and $0)	2,141	—

	$3,036	$849

In May 2004, the Company entered into a demand note with an entity affiliated with the Company. From time-to-time, the Company has paid certain expenses on behalf of the affiliated entity. The demand note is unsecured and accrues interest at 6% per annum. For the three months ended June 30, 2009 and 2010, interest income related to this note amounted to $9, and $11, respectively. For the six months ended June 30, 2009 and 2010, interest income related to this note amounted to $19 and $21, respectively.

In May 2006, the Company entered into a promissory note for $200 with an officer of the Company. The note was unsecured and matured on the earlier of May 17, 2011 or 30 days prior to a regulatory filing relating to the public offering of the Company’s shares. Interest was payable at the maturity date of the note and accrued at 4.85%, compounded annually. On February 20, 2010, the officer paid off the note receivable in full.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

In December 2008, the Company purchased 480,000 shares, which represented approximately 19.9% of Fetter Logic, Inc. (“Fetter Logic”), a privately-held company for $5,700. This investment was made in conjunction with an operating agreement to jointly develop and market data aggregation and reporting services. On a periodic basis, the Company reviews its investments to determine impairment and in conjunction with this review, the Company estimated the fair value to be zero and accordingly recognized an impairment loss of $3,250 for the year ended December 31, 2009. Additionally, under the terms of the purchase agreement, the Company had the right to redeem 175,000 shares at $14 per share for a total of $2,450 to be paid over a three-year period with annual payments of $816 beginning one year after the date of exercise. In December 2009, the Company exercised its redemption rights and accordingly recorded a note receivable in the amount of $2,450. In addition to the Company’s investment, the Company billed Fetter Logic for services rendered under the operating agreement in the amount of $603 for the year ended December 31, 2009.

As of December 31, 2009 included in fees receivable was $527 due from Fetter Logic, which was net of an allowance for doubtful accounts of $76. In addition, included in notes receivable was $2,141 due from Fetter Logic, which was net of an allowance for doubtful accounts of $309.

As a result of information received subsequent to March 31, 2010 (before the March 31, 2010 unaudited condensed consolidated financial statements were issued), the Company determined the remaining amount of its receivables from Fetter Logic to be uncollectible. Therefore, as of March 31, 2010 the Company recognized a provision for doubtful accounts of $2,668 and increased the allowance for doubtful accounts to $603 and $2,450 related to accounts receivable and notes receivable, respectively.

6.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life	December 31, 2009	June 30, 2010
Cost:
Office furniture and fixtures	5-7 years	$1,912	$2,020
Computer equipment and software	3 years	12,055	14,486
Other office equipment	5 years	657	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	5,163	5,153

		19,787	22,257
Less accumulated depreciation and amortization		(11,227)	(12,427)

Property and equipment, net		$8,560	$9,830

Depreciation and amortization expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Depreciation and amortization expense	$454	$741	$899	$1,404

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

7.	Internally Developed Software

Internally developed software consist of the following:

	Estimated Useful Life	December 31, 2009	June 30, 2010
Internally developed software	5 years	$8,061	$8,702
Less accumulated depreciation		(4,174)	(4,978)

Internally developed software, net		$3,887	$3,724

Depreciation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Depreciation expense	$354	$403	$689	$804

8.	Intangible Assets

The Company acquired $8,206 in identifiable intangible assets in connection with the acquisitions of NetAssetManagement, Inc (“NAM”), Oberon Financial Technology, Inc. (“Oberon”) and B-Ready. Of the total amount of identifiable intangible assets, $8,158 is being amortized over a four to eight-year period. Intangible assets consist of the following:

		December 31, 2009			June 30, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
NAM customer list	7 years	$4,305	(3,434)	$871	$4,305	(3,741)	$564
Oberon customer list	8 years	3,644	(2,277)	1,367	3,644	(2,506)	1,138
B-Ready customer list	4 years	—	—	—	209	(15)	194
B-Ready put option	N/A	—	—	—	48	—	48

Total intangible assets		$7,949	$(5,711)	$2,238	$8,206	$(6,262)	$1,944

Amortization expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Amortization expense	$268	$284	$535	$551

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

9.	Other Non-Current Assets

Other non-current assets consist of the following:

	December 31, 2009	June 30, 2010
Private company	$1,250	$1,250
Fund of funds	145	124
Deposits	384	364
Other	375	375

	$2,154	$2,113

10.	Fair Value Measurements

Financial assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1:	Inputs based on quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2:	Quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or inputs that are observable and can be corroborated by observable market data.

Level 3:	Inputs reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money-market funds are considered Level 1 assets and totaled approximately $18,803 and $10,743 as of December 31, 2009 and June 30, 2010, respectively and are included in cash and cash equivalents in the condensed consolidated balance sheet.

Investments in mutual funds are quoted based on the daily market prices, are considered Level 1 assets and totaled approximately $72 as of December 31, 2009 and June 30, 2010, respectively and are included in other non-current assets in the condensed consolidated balance sheet.

On February 8, 2010, the Company issued a warrant to FundQuest to acquire a certain amount of the Company’s common stock (Note 4). The fair value of the warrant was determined using a Black-Scholes valuation model and is considered a Level 3 liability. The fair value of the warrant totaled approximately $2,360 at the time of issuance. The warrant is recorded in customer inducement payable – current and customer inducement assets (Note 4) in the condensed consolidated balance sheet.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from December 31, 2009 to June 30, 2010:

Warrant
Balance at December 31, 2009	$—
Issuance	2,360

Balance at March 31, 2010	2,360
Change in fair value	586

Balance at June 30, 2010	$2,946

Fair Value on a Non-Recurring Basis:

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. Other than as described below, the Company did not measure any significant assets or liabilities at fair value on a non-recurring basis during the three or six months ended June 30, 2010.

Non-marketable investments, which totaled $1,417 and $1,396 at December 31, 2009 and June 30, 2010, respectively, represent the Company’s investments in privately held companies and alternative investments. Non-marketable investments are priced at cost and reviewed for impairment due to an absence of market activity and market data and are considered Level 3 assets. These investments are included in other non-current assets in the condensed consolidated balance sheet.

11.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2009	June 30, 2010
Accrued investment manager fees	$5,669	$6,436
Accrued compensation and related taxes	3,221	2,758
Accrued professional services	782	2,079
Accrued restructuring charges	—	426
Other accrued expenses	600	1,260

	$10,272	$12,959

Effective March 31, 2010, the Company closed its Los Angeles office in order to more appropriately align and manage the Company’s resources. As a result, the Company expects to incur total pretax restructuring charges of approximately $1,042 in fiscal 2010. In the three months ended June 30, 2010, the Company recognized pretax restructuring charges of $250 primarily for relocation expenses and bonuses and the Company recognized an adjustment of $183 in accrued lease payments as a result of a change in the amount of estimated sublease income related to the closure of its Los Angeles office. In the six months ended June 30, 2010, the Company recognized pretax restructuring charges of $819 consisting primarily of $415 for accrued lease payments, $308 for relocation expenses and $96 for severance charges. The Company expects to incur an additional $223 of related restructuring expenses through the remainder of 2010, consisting of $192 for relocation expenses and $31 for bonuses.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The summary of activity in accrued restructuring charges was as follows:

Restructuring Charges
Balance at December 31, 2009	$—
Restructuring provision incurred	752
Payments	(99)

Balance at March 31, 2010	653
Restructuring provision incurred	250
Payments	(294)
Adjustments	(183)

Balance at June 30, 2010	$426

12.	Deferred Rent and Lease Incentive

Deferred rent and lease incentive consist of the following:

	December 31, 2009	June 30, 2010
Deferred lease incentive	$2,992	$2,923
Deferred rent	1,007	1,230

	$3,999	$4,153

13.	Note Payable

In connection with the acquisition of B-Ready (Note 3), the Company assumed a note payable in the amount of $300 that bears simple interest of 8% per annum. Principal payments of $150 plus interest are due on April 30, 2011 and April 30, 2012. The principal and interest payments may be reduced by a formula as defined in the purchase agreement if the revenue attributable to the B-Ready assets do not meet certain revenue targets as defined in the purchase agreement.

14.	Income Taxes

U.S. GAAP requires the interim period tax provision to be determined as follows:

•

At the end of each quarter, the Company estimates the tax that will be provided for the year stated as a percent of estimated “ordinary” income for the year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

The estimated annual effective rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date comparison.

•

The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances and change in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the event occurs.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income of the Company and the development of tax planning strategies during the year.

The following table includes tax expense and the effective tax rate for the Company’s income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Income (loss) before income taxes	$817	$699	$1,935	$(1,924)
Income tax provision	336	306	670	194
Effective tax rate	41.2%	43.8%	34.6%	*

*	Not meaningful.

For the six months ended June 30, 2010, the write-off of notes receivable from Fetter Logic (Note 5) was considered a capital loss for tax purposes. In assessing the realizability of this deferred tax asset, management determined that is was more-likely-than-not that all of this asset would not be realized and accordingly recorded a valuation allowance in the amount of $926. The valuation allowance for net deferred tax assets as of December 31, 2009 and June 30, 2010 was $2,517 and $3,443, respectively. The valuation allowance as of December 31, 2009 was related to capital losses of $1,230 and Federal and state net operating losses of $1,287 primarily due to Section 382 limitations. The valuation allowance as of June 30, 2010 was related to capital losses of $2,156 and Federal and state net operating losses of $1,287 primarily due to Section 382 limitations.

Upon exercise of stock options, the Company recognizes any difference between U.S. GAAP compensation expense and income tax compensation expense as a tax windfall or shortfall. The difference is charged to equity in the case of a windfall. When the exercise results in a windfall and the windfall results in a net operating loss (“NOL”), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces the income tax payable. For U.S. GAAP purposes, the Company has deferred the recognition of approximately $321 in windfall tax benefits associated with its stock-based compensation until a tax cash savings is realized. The benefit will be recorded in stockholder’s equity when utilized on an income tax return to reduce taxes payable, and as such, it will not impact the Company’s effective tax rate.

The total amount of the gross liability for unrecognized tax benefits reported in other non-current liabilities was $475 and $542 at December 31, 2009 and June 30, 2010, respectively. At June 30, 2010, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $416.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $142 as of December 31, 2009 and June 30, 2010, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, a subsidiary of the Company files a tax return in a foreign jurisdiction. The Company’s tax returns for the fiscal years ended March 31, 2007, 2008 and 2009 and calendar year ended December 31, 2009 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to state taxing jurisdictions.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

15.	Stockholders’ Equity

The Company had the following $0.001 par value convertible preferred stock authorized, issued and outstanding as of June 30, 2010:

	Shares Authorized	Shares Issued	Shares Outstanding	Amount	Aggregate Liquidation Preference
Series A Convertible Preferred Stock	66,000	65,649	65,649	$31,475	$65,649
Series B Convertible Preferred Stock	10,000	8,627	8,505	6,449	8,505
Series C Convertible Preferred Stock	5,000	3,864	3,864	8,787	9,000
Undesignated	119,000	—	—	—	—

Total	200,000	78,140	78,018	$46,711	$83,154

On March 24, 2005, in connection with the sale of Series B Convertible Preferred Stock (“Series B”), the Company issued detachable warrants to holders of Series B to purchase 1,497 shares of Series B at a price of $1,000 per share. During the three months ended March 31, 2010, all of the warrants were exercised and the Company issued 1,497 shares of Series B. During the three months ended March 31, 2010 the Company acquired 122 shares of Series B for approximately $378.

On September 18, 2008, in connection with the sale of Series C Convertible Preferred Stock (“Series C”), the Company issued detachable warrants to holders of Series C to purchase 154,548 shares of common stock at a price of $0.05 per share. During the three months ended March 31, 2010, all of the warrants were exercised and the Company issued 154,548 shares of common stock.

The holders of Series C are entitled to receive preferential dividends annually at a rate of 8% of the Series C original issue price, accruing and cumulative from the date of issue, whether or not earned or declared. As of June 30, 2010, cumulative preferential dividends accrued but not yet declared approximates $1,280.

16.	Stock-Based Compensation

On February 3, 2010, the Board of Directors approved an increase to the number of the Company’s Common Stock available for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”) by 1,875,230.

On June 22, 2010, the Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 Plan”). The 2010 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2010 Plan) and cash incentive awards to employees, consultants, and non-employee directors to purchase common stock, which vest immediately or over time and have a ten-year contractual term. The maximum number of shares of common stock that may be delivered under the 2010 Plan is equal to the sum of 2,700,000 plus the number of shares of common stock that are subject to outstanding awards under the 2004 Plan which are forfeited, expire or are cancelled after the effective date of the Company’s initial public offering. Stock options and stock appreciation rights are granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Employee stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Employee stock-based compensation expense	$201	$292	$359	$524
Tax effect on employee stock-based compensation expense	(76)	(110)	(136)	(198)

Net effect on income	$125	$182	$223	$326

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Grant date fair value of options	$2.95	$—	$2.95	$5.50
Volatility	39.1%	—	39.1%	38.2%
Risk-free interest rate	2.3%	—	2.3%	2.8%
Dividend yield	0.0%	—	0.0%	0.0%
Expected term (in years)	6.0	—	6.0	5.9

The following table summarizes option activity under the 2004 Stock Incentive Plan:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	3,285,579	$6.70
Granted	71,000	13.45
Exercised	(2,167)	7.50
Forfeited	—	—

Outstanding as of March 31, 2010	3,354,412	6.85	6.8	$22,146
Granted	—	—
Exercised	(182,291)	6.75
Forfeited	(22,375)	7.45

Outstanding as of June 30, 2010	3,149,746	6.85	6.7	16,022

Options exercisable	2,627,100	6.50	6.4	14,121

Exercise prices of stock options outstanding as of June 30, 2010 range from $1.10 to $13.45.

At June 30, 2010, there was $1,214 of unrecognized compensation cost related to unvested stock options which the Company expects to recognize over a weighted-average period of 1.36 years.

17.	Earnings per Share

Net income per common share reflects the application of the two class method. Under the two class method, net income is allocated between common stock and other participating securities based on their respective participating rights. All classes of convertible preferred stock would participate pro rata in dividends and therefore are considered participating securities. Therefore, the two class method of calculating net income per common share has been applied. Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive. For the three and six months ended June 30, 2009 and for the three months ended June 30, 2010, convertible preferred securities are excluded from the computation of diluted net income per share as their inclusion on an as if converted basis would have been anti-dilutive. For the six months ended June 30, 2010, the convertible preferred securities are considered anti-dilutive as a result of such securities not having the contractual obligation to participate in losses of the Company. For the calculation of diluted net income per common share, the basic weighted average number of shares is increased by the dilutive effective of stock options and warrants using the treasury stock method.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Basic income per share calculation:
Net income (loss)	$481	$393	$1,265	$(2,118)
Less: Preferred stock dividends	(179)	(179)	(357)	(357)
Less: Net income allocated to participating preferred stock	(150)	(107)	(450)	—

Net income (loss) attributable to common stockholders	$152	$107	$458	$(2,475)

Basic number of weighted-average shares outstanding	12,907,676	13,068,492	12,912,624	13,017,943

Basic net income (loss) per share attributable to common stockholders	$0.01	$0.01	$0.04	$(0.19)

Diluted income (loss) per share calculation:
Net income (loss) attributable to common stockholders	$152	$107	$458	$(2,475)
Plus: Preferred stock dividends	—	—	—	—
Less: Net income allocated to participating preferred stock	—	—	—	—

Net income (loss) attributable to common stockholders	$152	$107	$458	$(2,475)

Basic number of weighted-average shares outstanding	12,907,676	13,068,492	12,912,624	13,017,943
Effect of dilutive shares:
Options to purchase common stock	228,906	1,013,086	326,294	—
Common warrants	253,318	—	269,319	—

Diluted number of weighted-average shares outstanding	13,389,900	14,081,578	13,508,237	13,017,943

Diluted net income (loss) per share attributable to common stockholders	$0.01	$0.01	$0.03	$(0.19)

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Options to purchase common stock	62,230	—	53,000	3,149,746
Convertible preferred securities	12,702,634	12,977,566	12,702,634	12,977,566

18.	Commitments and Contingencies

Litigation

On November 23, 2009, the Company sued Fetter Logic, a private company, and its chief executive officer seeking, among other things, unspecified damages for breaches of the investment agreement and operating agreement that the Company had entered into with Fetter Logic in December 2008 and a declaratory judgment that the Company owns certain rights in certain intellectual property. Fetter Logic asserted claims against the Company in a separate suit and in a counterclaim filed on November 30, 2009, for breaches of the investment agreement and operating agreement, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, copyright infringement, misappropriation of trade secrets, an accounting, unjust enrichment and a declaratory

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

judgment that Fetter Logic owns all rights in the contested intellectual property. Fetter Logic sought declaratory and injunctive relief, as well as unspecified compensatory and punitive damages. Both cases arose out of (1) an investment agreement, pursuant to which the Company purchased shares in Fetter Logic for approximately $5.7 million, and (2) an operating agreement, under which the parties agreed to integrate their respective software applications and develop and sell joint product offerings. Fetter Logic alleged that the Company did not comply with the terms of the operating agreement to develop joint product offerings, but instead misappropriated Fetter Logic’s intellectual property to develop products for its own benefit. For the three months and six months ended June 30, 2010, the Company incurred legal fees of $1,124 and $1,848, respectively related to this matter.

The Company is also involved in other litigation arising in the ordinary course of its business. The Company does not believe that the outcome of any of the aforementioned proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its results of operations, financial condition, cash flows or business.

19.	Major Customers

One customer accounted for the following percentage of the Company’s fees receivable:

	December 31, 2009	June 30, 2010
Customer A	52%	55%

One customer accounted for the following percentage of the Company’s revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Customer A	29%	31%	29%	32%

20.	Subsequent Events

On July 8, 2010, the Company and Fetter Logic (Note 18) agreed to dismiss their respective lawsuits. In connection with this settlement, none of the parties will be required to make any payments to any other party, the Company will relinquish its ownership interest in Fetter Logic, as well as operating receivables for services the Company provided during the term of the operating agreement and its rights under a promissory note issued to the Company in December 2009 in connection with its redemption of a portion of its ownership interest in Fetter Logic. In addition, the Company will have the right to use any intellectual property developed or obtained by the Company in connection with the operating agreement.

On July 28, 2010, the Company completed its initial public offering whereby the Company sold 4,705,500 shares of common stock for a price of $9.00 per share, which resulted in proceeds, before deducting underwriting discounts and commissions and other offering expenses, of approximately $42,350.

Upon closing of the Company’s initial public offering:

•

as approved by the Board of Directors on June 22, 2010, one newly issued share of Envestnet stock was exchanged for every five outstanding shares and was effected immediately prior to the effectiveness of the Company’s registration statement on July 28, 2010. All shares and per share information referenced throughout the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

•

all of the Company’s outstanding Series A, Series B and Series C convertible preferred stock converted into an aggregate 12,977,566 shares of Company stock. In addition, the holders of Series C were paid cumulative preferred dividends totaling approximately $1,345.

•

the number of shares (1,388,888) and exercise price ($10.80 per share) were determined in accordance with the terms of the warrant issued to FundQuest (Notes 4 and 10). In addition, the fair market value of the warrant included in customer inducements payable – current will be reclassified to equity in the third quarter of 2010.

•

the Company’s 41% shareholder, the EnvestNet Group, Inc. (the “Envestnet Shareholder”) merged with and into the Company, with the Company being the surviving entity. Pursuant to the merger, all of the shareholders of the Envestnet Shareholder exchanged their Envestnet Shareholder common shares and preferred shares for shares of the Company’s common stock and all of the Company’s common shares and preferred shares that were held by the Envestnet Shareholder became part of the Company’s treasury stock. In addition, the Envestnet Shareholder (the affiliate noted in Note 5) settled its receivable to the Company.

On August 31, 2010, the underwriters exercised their option to purchase 705,825 shares of common stock from us for a price of $9.00 per share, which resulted in proceeds, before deducting underwriting discounts and commissions, of approximately $6,352.

As a result of the conversion of all the Company’s outstanding Series A, Series B and Series C convertible preferred stock into common stock, common stock issued in connection with the Company’s initial public offering and common stock issued in connection with the underwriters exercise of their option, as of August 31, 2010, the Company has 31,334,397 shares of common stock outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or other comparable terminology. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations.

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in Part II under “Risk Factors”; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward looking statements after the date of this quarterly report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this quarterly report on Form 10-Q and our registration statement on Form S-1 that we have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and the related notes included in our registration statement on Form S-1 that we have filed with the Securities and Exchange Commission. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Overview

We are a leading independent provider of technology-enabled, Web-based investment and practice management solutions and operational services to financial advisors. By integrating a wide range of investment solutions and services, our technology platform provides financial advisors with the flexibility to address their clients’ needs. We work with financial advisors who are independent, as well as those who are associated with small or mid-sized financial advisory firms and larger financial institutions, which we refer to as enterprise clients. We focus our technology development efforts and our sales and marketing approach on addressing financial advisors’ front-, middle- and back-office needs. We believe our investment solutions and services allow financial advisors to be more efficient and effective in the activities critical to their businesses by facilitating client interactions, supporting and enhancing portfolio management and analysis, and enabling reliable account support and administration. In addition, we are not controlled by a financial institution, broker-dealer or other entity operating in the securities or wealth management industry, which we believe affords us a greater level of independence and impartiality.

Revenues

Overview

We earn revenues primarily under two pricing models. First, a majority of our revenues are derived from fees charged as a percentage of the assets that are managed or administered on our technology platform by financial advisors. These revenues are recorded under revenues from assets under management or administration. Our asset-based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset-based fees accounted for approximately 71% and 77% of our total revenues for the three months ended June 30, 2009 and 2010, respectively and 71% and 77% of our total revenues for the six months ended June 30, 2009 and 2010, respectively. The percentage of our total revenues represented by asset-based fees was lower in 2009 than in 2010 principally due to the significant decline in the market value of the assets on our technology platform resulting from fluctuations in the securities markets, particularly from September 2007 to March 2009. U.S.-based equities appreciated significantly during the second half of 2009 and in the first quarter of 2010 and contributed to an increase in our assets under management or administration, and our resulting revenues from asset-based fees, during the first six months of 2010. In future periods, the percentage of our total revenues attributable to asset-based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant license agreements, the mix of assets under management, or AUM, and assets under administration, or AUA, and other factors.

Second, we generate revenues from recurring, contractual licensing fees for providing access to our technology platform, generally from a small number of enterprise clients. These revenues are recorded under revenues from licensing and professional services. Licensing fees are generally fixed in nature for the contract term and are based on the level of investment solutions and services provided, rather than on the amount of client assets on our technology platform. Licensing fees accounted for 26% and 20% of our total revenues for the three months ended June 30, 2009 and 2010, respectively. Licensing fees accounted for 26% and 21% of our total revenues for the six months ended June 30, 2009 and 2010, respectively. Fees received in connection with professional services accounted for the remainder of our total revenues.

The following table provides information regarding the amount of assets utilizing our platform, financial advisors and investor accounts in the periods indicated. The data shown below for June 30, 2010, include the implementation of the FundQuest business on our technology platform effective May 1, 2010.

	As of
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$7,800	$9,178	$9,660	$10,916	$10,863
Assets Under Administration (AUA)	23,565	26,859	27,931	29,580	42,555

Subtotal AUM/A	31,365	36,037	37,591	40,496	53,418
Licensing	43,730	49,161	51,450	54,135	53,199

Total Platform Assets	$75,095	$85,198	$89,041	$94,631	$106,617

Platform Accounts
AUM	38,594	40,646	45,645	49,020	52,477
AUA	124,795	129,106	129,530	136,335	222,482

Subtotal AUM/A	163,389	169,752	175,175	185,355	274,959
Licensing	510,576	506,663	510,865	545,299	550,651

Total Platform Accounts	673,965	676,415	686,040	730,654	825,610

Advisors
AUM/A	7,834	8,041	8,408	8,465	12,871
Licensing	5,373	5,501	5,542	5,740	6,505

Total Advisors	13,207	13,542	13,950	14,205	19,376

Revenues from assets under management or administration

We generally charge our customers fees based on a higher percentage of the market value of AUM than the fees we charge on the market value of AUA, because we provide fiduciary oversight and/or act as the investment advisor in connection with assets we categorize as AUM. The level of fees varies based on the nature of the investment solutions and services we provide, as well as the specific investment manager, fund and/or custodian chosen by the financial advisor. A portion of our revenues from assets under management or administration include costs paid by us to third parties for sub-advisory, clearing, custody and brokerage services. These expenses are recorded under cost of revenues. We do not have fiduciary responsibility in connection with AUA and, therefore, charge lower fees on these assets. Our fees for AUA vary based on the nature of the investment solutions and services we provide.

For over 90% of our revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our technology platform as of the end of the prior quarter. For example, revenues from assets under management or administration recognized during the second quarter of 2010 were based on the market value of assets as of March 31, 2010. Our revenues from AUA or AUM are generally recognized ratably throughout the quarter based on the number of days in the quarter.

Our revenues from assets under management or administration are also affected by the amount of new assets that are added to existing and new client accounts, which we refer to as gross sales, and the amount of assets that are withdrawn from client accounts, which we refer to as redemptions. We refer to the difference between asset in-flows and out-flows as net flows. Positive net flows indicate that the market value of assets added to client accounts exceeds the market value of assets that have been withdrawn from client accounts.

Our revenues from assets under management or administration are also affected by changes in the market values of securities held in client accounts due to fluctuations in the securities markets. Certain types of securities have historically experienced greater market price fluctuations, such as equity securities, than other securities, such as fixed income securities, though in any given period the nature of securities that experience the greatest fluctuations may vary.

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended June 30, 2010
	As of 3/31/10	Gross Sales	Redemptions	Net Flows	Market Impact	As of 6/30/10
	(in millions except account data)
Assets under Management (AUM)	$10,916	$1,181	$(524)	$657	$(710)	$10,863
Assets under Administration (AUA)	29,580	17,873	(1,738)	16,135	(3,160)	42,555

Subtotal AUM/A	$40,496	$19,054	$(2,262)	$16,792	$(3,870)	$53,418

Fee-Based Accounts	185,355	101,085	(11,481)	89,604		274,959

	Asset Rollforward - Six Months Ended June 30, 2010
	As of 12/31/09	Gross Sales	Redemptions	Net Flows	Market Impact	As of 6/30/10
	(in millions except account data)
Assets under Management (AUM)	$9,660	$2,236	$(1,204)	$1,032	$171	$10,863
Assets under Administration (AUA)	27,931	20,778	(3,507)	17,271	(2,647)	42,555

Subtotal AUM/A	$37,591	$23,014	$(4,711)	$18,303	$(2,476)	$53,418

Fee-Based Accounts	175,175	119,448	(19,664)	99,784		274,959

The increase in net flows and fee-based accounts in the three months and six months ended June 30, 2010 was primarily a result of the implementation of FundQuest assets on to our technology platform and are classified as assets under administration. As of June 30, 2010, FundQuest assets were approximately $13.6 billion.

The mix of assets under management and assets under administration was as follows for the periods indicated:

	December 31, 2009	March 31, 2010	June 30, 2010
Assets under management (AUM)	26%	27%	20%
Assets under administration (AUA)	74	73	80

	100%	100%	100%

The percentage of assets under management as compared to assets under administration decreased as of June 30, 2010 compared to March 31, 2010 primarily a result of the implementation in the second quarter of 2010 of the FundQuest assets classified as assets under administration. The nature and type of services requested by our customers are the key drivers in determining whether customer assets are classified as AUM or AUA. Therefore, we do not have direct control over the mix of AUM and AUA.

Revenues from licensing and professional services fees

Our revenues received under license agreements are recognized over the contractual term. In the three months ended June 30, 2009 and 2010, our revenues under license agreements were $4.6 million and $4.8 million, respectively. In the six months ended June 30, 2009 and 2010, our revenues under license agreements were $9.3 million and $9.5 million, respectively.

To a lesser degree we also receive revenues from professional services fees by providing customers with certain technology platform software development services. In the three months ended June 30, 2009 and 2010, our revenues from professional services fees were $0.5 million and $0.7 million, respectively. In the six months ended June 30, 2009 and 2010, our revenues from professional services fees were $1.1 million and $1.2 million, respectively. These revenues are generally recognized on a percentage-of-completion method basis, under which we recognize revenues based upon the number of hours spent providing the services in a given period as a percentage of our estimate for the total number of hours that will be required to complete our obligations under the contract.

We may enter into license agreements in future periods if requested by our customers and commercially attractive to us.

Expenses

The following is a description of our principal expense items.

Cost of revenues

Cost of revenues primarily include expenses related to our receipt of sub-advisory and clearing, custody and brokerage services from third parties. The largest component of cost of revenues, sub-advisory fees paid to third-party investment managers, relates only to AUM since a sub-advisor is not utilized in connection with AUA. Clearing, custody and brokerage services are provided by third-party providers. All of these expenses are typically calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter and are recognized ratably throughout the quarter based on the number of days in the quarter.

Compensation and benefits

Compensation and benefits expenses primarily relate to employee compensation, including salaries, commissions, non-cash stock-based compensation, profit sharing, benefits and employer-related taxes. We expect that the majority of any increase in compensation and benefits expenses in the second half of 2010 will arise in connection with additional non-cash stock-based compensation and increased headcount to support our growth strategy.

General and administration

General and administration expenses include occupancy costs and expenses relating to communications services, research and data services, website and system development, marketing, professional and legal services and travel and entertainment.

Depreciation and amortization

Depreciation and amortization expenses include depreciation related to:

•	fixed assets, including computer equipment and software, leasehold improvements, office furniture and fixtures and other office equipment;

•	internally developed software; and

•	intangible assets, primarily related to customer lists, the value of which was capitalized in connection with our prior acquisitions.

Furniture and equipment is depreciated using the straight-line method based on the estimated useful lives of the depreciable assets. Leasehold improvements are amortized using the straight-line method over their estimated economic useful lives or the remaining lease term, whichever is shorter. Improvements are capitalized, while repairs and maintenance costs are recorded as expenses in the period they are incurred. Assets are tested for recoverability whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

Internally developed software is amortized on a straight-line basis over its estimated useful life. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Intangible assets are depreciated using the straight-line method over their estimated economic useful lives and are reviewed for possible impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Recent Developments

FundQuest Agreement

In February 2010, we signed a seven-year platform services agreement with FundQuest Incorporated, or FundQuest, a subsidiary of BNP Paribas Investment Partners. Pursuant to this agreement, we will provide FundQuest and its clients with our platform technology and support services, replacing FundQuest’s technology platform. FundQuest will continue to provide investment products to its clients. As of June 30, 2010, our technology platform supported approximately $13.6 billion of FundQuest assets, which were managed by more than 4,000 advisors through approximately 80,000 accounts.

In order to support the increase in assets under administration resulting from this agreement, we hired 20 staff from FundQuest to assist us with the ongoing administration of existing and new FundQuest customers. As a result, we expect total compensation and benefits expense, as a percentage of total revenues, to increase by approximately one percentage point.

In connection with this agreement, we have agreed to make various payments to FundQuest during the contract term. These payments include an up-front payment upon completion of the conversion of FundQuest’s clients’ assets to our technology platform, five annual payments and a payment after the fifth year of the agreement calculated based on the average annual revenues we receive from FundQuest during the first five years of the contract term. Our current estimate of the present value of these payments is approximately $28.7 million. In connection with the agreement, we also issued FundQuest a warrant to purchase shares of our common stock, with an exercise price to be calculated as 120% of our initial public offering price per share of our common stock with an estimated fair value of $2.9 million. As a result of the closing of our initial public offering, the number of shares of common stock issuable to FundQuest under the warrant was determined to be 1,388,888 shares at an exercise price of $10.80 per share. The present value of all payments and the fair value of the warrant is being accounted for as customer inducement costs and will be amortized as a reduction to our revenues from assets under management or administration on a straight-line basis over the contract term.

We anticipate that our annual revenues will increase in proportion to the increase in assets under administration resulting from the agreement. The revenue we recognize under this agreement will be net of customer inducement amortization of approximately $4.5 million per year. Additionally, we expect to recognize approximately $0.8 million of imputed interest expense annually during the term of the agreement. Revenues, customer inducement costs and imputed interest expense may change over the contractual term based upon changes in the net flows relating to new and existing customer accounts and in the market value of customer assets.

In the three and six months ended June 30, 2010, the company recognized customer inducement amortization of approximately $0.8 million, and imputed interest expense of $0.1 million, related to this agreement.

As a result of the reduction in our revenues due to the amortization of customer inducement costs, cash flows received under this agreement will exceed the recorded value of the revenues we recognize relating to the agreement for any given period during the term of the agreement.

Closure of Los Angeles Office

In January 2010, we announced the closure of our Los Angeles, CA office, effective March 31, 2010, in order to more appropriately align and manage our internal resources. The Los Angeles office was the headquarters of NetAssetManagement, Inc., or NAM, which we acquired in 2004. The office had three primary functional groups: our investment consulting group, Portfolio Management Consultants; operational processing; and technology operations support. In connection with the closure of the Los Angeles office, its investment consulting group functions were transferred to our Chicago headquarters, its operational processing functions were transferred to our Denver operations center and its technical operations support functions were transferred to our Sunnyvale office.

In connection with the closure of the Los Angeles office, we incurred pretax restructuring charges of approximately $0.1 million in the three months ended June 30, 2010 and $0.8 million in the six months ended June 30, 2010. We expect to incur additional pretax restructuring charges of approximately $0.2 million in the remainder of 2010. Restructuring charges include expenses related to vacating rental office space, relocation expenses and severance charges. The closure of this office and related actions are expected to result in decreased costs in future periods.

Factors Affecting Comparability

We expect our stock-based compensation expense to increase in future periods as a result of our award of 1,875,230 stock options to our employees upon the closing of our initial public offering in August of 2010. In addition, we expect our compensation and benefits and general and administrative expenses to increase as a result of becoming an SEC-reporting company subject to the Sarbanes-Oxley Act and the other regulatory requirements applicable to public companies. Accordingly, our results of operations for future periods may not be comparable to our results of operations for the periods under review.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended June 30, 2010, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2010 and three months ended March 31, 2010 included in our Prospectus dated July 28, 2010.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

	Three Months Ended June 30,		Increase (Decrease)
	2009	2010	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$12,589	$18,715	$6,126	49%
Licensing and professional services	5,131	5,532	401	8

Total revenues	17,720	24,247	6,527	37

Operating expenses:
Cost of revenues	5,510	7,698	2,188	40
Compensation and benefits	6,830	9,183	2,353	34
General and administration	3,558	5,082	1,524	43
Depreciation and amortization	1,076	1,428	352	33
Restructuring charges	—	67	67	*

Total operating expenses	16,974	23,458	6,484	38

Income from operations	746	789	43	6

Other income (expense):
Interest income	64	41	(23)	(36)
Interest expense	—	(128)	(128)	*
Unrealized gain (loss) on investments	8	(3)	(11)	(138)
Impairment of investments	(1)	—	1	(100)

Total other income (expense)	71	(90)	(161)	(227)

Income before income tax provision	817	699	(118)	(14)
Income tax provision	336	306	(30)	(9)

Net income	$481	$393	$(88)	(18)%

*	Not meaningful.

Revenues

Total revenues increased 37% from $17.7 million in the three months ended June 30, 2009 to $24.3 million in the three months ended June 30, 2010. The increase was primarily due to an increase in revenues from assets under management or administration of $6.1 million. Revenues from assets under management or administration comprised 71% and 77% of total revenue in the three months ended June 30, 2009 and 2010, respectively.

Assets under management or administration

Revenues earned from assets under management or administration increased 49% from $12.6 million in the three months ended June 30, 2009 to $18.7 million in the three months ended June 30, 2010. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2010, relative to the corresponding period in 2009. In the second quarter of 2010, revenues were positively affected by the increase in market value of AUM and AUA as of March 31, 2010, as well as new account growth and positive net flows of AUM and AUA during the first quarter of 2010. The increase in revenue was also due to the effect of the implementation of the FundQuest assets on to our technology platform effective May 1, 2010.

New account growth and positive net flows of AUM and AUA resulted from continued efforts to increase the number of financial advisors and accounts on our technology platform. The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 7,746 as of March 31, 2009 to 8,465 as of March 31, 2010 and the number of AUM or AUA client accounts increased from approximately 157,000 as of March 31, 2009 to approximately 185,000 as of March 31, 2010.

In the second quarter of 2009, revenues were negatively affected by the significant market decline that occurred during the first quarter of 2009, as our second quarter 2009 revenues were driven primarily by the value of AUM and AUA as of March 31, 2009.

Licensing and professional services

Licensing and professional services revenues increased 8% from $5.1 million in the three months ended June 30, 2009 to $5.5 million in the three months ended June 30, 2010. This increase was due to an increase in professional services revenue of $0.3 million and an increase in licensing revenue of $0.1 million.

Cost of revenues

Cost of revenues increased 40% from $5.5 million in the three months ended June 30, 2009 to $7.7 million in the three months ended June 30, 2010, primarily due to an increase in revenues from assets under management or administration. As a percentage of total revenues, cost of revenues increased slightly from 31% in the three months ended June 30, 2009 to 32% in the three months ended June 30, 2010.

Compensation and benefits

Compensation and benefits increased 34% from $6.8 million in the three months ended June 30, 2009 to $9.2 million in the three months ended June 30, 2010, primarily due to an increase in salaries and commissions of $1.7 million related to an increase in headcount and an increase in profit sharing expense of $0.4 million. Headcount increased from an average of 407 in the three months ended June 30, 2009 to an average of 431 in the three months ended June 30, 2010 primarily due to the hiring of former FundQuest and B-Ready employees in the second quarter of 2010. As a percentage of total revenues, compensation and benefits decreased slightly from 39% in the three months ended June 30, 2009 to 38% in the three months ended June 30, 2010.

General and administration

General and administration expenses increased 43% from $3.6 million in the three months ended June 30, 2009 to $5.1 million in the three months ended June 30, 2010, primarily due to an increase in legal fees related to the Fetter Logic litigation of $1.1 million (see note 18 to the notes to the unaudited condensed consolidated financial statements). As a percentage of total revenues, general and administration expenses increased slightly from 20% in the three months ended June 30, 2009 to 21% in the three months ended June 30, 2010. Excluding legal fees of $1.1 million related to the Fetter Logic litigation, general and administration expenses as a percentage of total revenues would have been 16% in the three months ended June 30, 2010. As a result of the settlement with Fetter Logic on July 8, 2010 we expect our legal fees related to this matter to decrease in the second half of 2010.

Depreciation and amortization

Depreciation and amortization expense increased 33% from $1.1 million in the three months ended June 30, 2009 to $1.4 million in the three months ended June 30, 2010, primarily due to an increase in fixed assets and internally developed software depreciation and amortization of $0.3 million and $0.1 million, respectively. The increase in depreciation and amortization expense was primarily due to increases in capitalized leasehold improvements and computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization remained flat at 6% in both periods.

Restructuring charges

Effective March 31, 2010, we closed our Los Angeles office in order to more appropriately align and manage our resources and incurred restructuring charges of approximately $0.1 million in the three months ended June 30, 2010. These expenses primarily related to $0.3 million for relocation expenses and bonuses offset by a reduction in lease related expenses of $0.2 million as a result of a change in the amount of estimated sublease income. We expect to incur an additional $0.2 million of expenses relating to the closure of our Los Angeles office during the remainder of 2010.

Interest expense

Interest expense increased from $0.0 million in the three months ended June 30, 2009 to $0.1 million in the three months ended June 30, 2010, primarily due to imputed interest on the payments due to FundQuest. See note 4 to the notes to the unaudited condensed consolidated financial statements.

Income tax provision

	Three Months Ended June 30,
	2009	2010
	(in thousands)
Income tax provision	$336	$306
Effective tax rate	41.1%	43.8%

Our effective tax rate for the three months ended June 30, 2009 differs from the statutory rate primarily as a result of a change in state tax apportionment laws that affect the tax rate requiring a re-valuation of our deferred tax items and the effect of state taxes.

Our effective tax rate for the three months ended June 30, 2010 differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

	Six Months Ended June 30,		Increase (Decrease)
	2009	2010	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$25,923	$35,111	$9,188	35%
Licensing and professional services	10,478	10,768	290	3

Total revenues	36,401	45,879	9,478	26

Operating expenses:
Cost of revenues	11,430	14,718	3,288	29
Compensation and benefits	13,834	17,273	3,439	25
General and administration	7,187	12,191	5,004	70
Depreciation and amortization	2,123	2,759	636	30
Restructuring charges	—	819	819	*

Total operating expenses	34,574	47,760	13,186	38

Income (loss) from operations	1,827	(1,881)	(3,708)	(203)

Other income (expense):
Interest income	118	85	(33)	(28)
Interest expense	—	(128)	(128)	*
Unrealized gain on investments	8	—	(8)	(100)
Impairment of investments	(18)	—	18	(100)

Total other income (expense)	108	(43)	(151)	(140)

Income (loss) before income tax provision	1,935	(1,924)	(3,859)	(199)
Income tax provision	670	194	(476)	(71)

Net income (loss)	$1,265	$(2,118)	$(3,383)	(267)%

*	Not meaningful.

Revenues

Total revenues increased 26% from $36.4 million in the six months ended June 30, 2009 to $45.9 million in the six months ended June 30, 2010. The increase was primarily due to an increase in revenues from assets under management or administration of $9.2 million. Revenues from assets under management or administration comprised 71% and 77% of total revenue in the six months ended June 30, 2009 and 2010, respectively.

Assets under management or administration

Revenues earned from assets under management or administration increased 35% from $25.9 million in the six months ended June 30, 2009 to $35.1 million in the six months ended June 30, 2010. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2010, relative to the corresponding periods in 2009. For the six months ended June 30, 2010, revenues were positively affected by the increase in market value of AUM and AUA as of December 31, 2009 and March 31, 2010, as well as new account growth and positive net flows of AUM and AUA during the fourth quarter of 2009 and first quarter of 2010. The increase in revenue was also due to the effect of the implementation of the FundQuest assets on to our technology platform effective May 1, 2010.

New account growth and positive net flows of AUM and AUA resulted from continued efforts to increase the number of financial advisors and accounts on our technology platform. The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 7,746 as of March 31, 2009 to 8,465 as of March 31, 2010 and the number of AUM or AUA client accounts increased from approximately 157,000 as of March 31, 2009 to approximately 185,000 as of March 31, 2010.

In the six months ended June 30, 2009, revenues were negatively affected by the significant market decline that occurred during the fourth quarter of 2008 and first quarter of 2009, as the revenue in the six months ended June 30, 2009 were driven primarily by the value of AUM and AUA as of December 31, 2008 and March 31, 2009.

Licensing and professional services

Licensing and professional services revenues increased 3% from $10.5 million in the six months ended June 30, 2009 to $10.8 million in the six months ended June 30, 2010. This increase was due to an increase in licensing revenue of $0.2 million and an increase in professional services revenue of $0.1 million.

Cost of revenues

Cost of revenues increased 29% from $11.4 million in the six months ended June 30, 2009 to $14.7 million in the six months ended June 30, 2010, primarily due to an increase in revenues from assets under management or administration. As a percentage of total revenues, cost of revenues increased slightly from 31% in the six months ended June 30, 2009 to 32% in the six months ended June 30, 2010.

Compensation and benefits

Compensation and benefits increased 25% from $13.8 million in the six months ended June 30, 2009 to $17.3 million in the six months ended June 30, 2010, primarily due to an increase in salaries and commissions of $2.8 million related to an increase in headcount and an increase in benefits and payroll taxes of $0.4 million. Headcount increased from an average of 407 in the six months ended June 30, 2009 to an average of 423 in the six months ended June 30, 2010, primarily due to the hiring of former FundQuest and B-Ready employees in the second quarter of 2010. As a percentage of total revenues, compensation and benefits remained flat at 38% in both periods.

General and administration

General and administration expenses increased 70% from $7.2 million in the six months ended June 30, 2009 to $12.2 million in the six months ended June 30, 2010, primarily due to an increase in bad debt expense of $2.7 million in the six months ended June 30, 2010 related to the uncollectible portion of accounts and notes receivable from Fetter Logic (see note 5 to the notes to the unaudited condensed consolidated financial statements) and increased legal fees related to the Fetter Logic litigation of $1.8 million (see note 18 to the notes to the unaudited condensed consolidated financial statements). As a percentage of total revenues, general and administration expenses increased from 20% in the six months ended June 30, 2009 to 27% in the six months ended June 30, 2010. Excluding bad debt expense of $2.7 million and legal fees of $1.8 million related to the Fetter Logic litigation, general and administration expenses as a percentage of total revenues would have been 17% in the six months ended June 30, 2010. As a result of the settlement with Fetter Logic on July 8, 2010 we expect our legal fees related to this matter to decrease in the second half of 2010.

Depreciation and amortization

Depreciation and amortization expense increased 30% from $2.1 million in the six months ended June 30, 2009 to $2.8 million in the six months ended June 30, 2010, primarily due to an increase in fixed assets and internally developed software depreciation and amortization of $0.5 million and $0.1 million, respectively. The increase in depreciation and amortization expense was primarily due to increases in capitalized leasehold improvements and computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization remained flat at 6% in both periods.

Restructuring charges

Effective March 31, 2010, we closed our Los Angeles office in order to more appropriately align and manage our resources and incurred restructuring charges of approximately $0.8 million in the six months ended June 30, 2010. These expenses related to vacating rental office space, relocation expenses and severance charges. We expect to incur an additional $0.2 million of expenses relating to the closure of our Los Angeles office during the remainder of 2010.

Interest expense

Interest expense increased from $0.0 million in the six months ended June 30, 2009 to $0.1 million in the six months ended June 30, 2010, primarily due to imputed interest on the payments due to FundQuest. See note 4 to the notes to the unaudited condensed consolidated financial statements.

Income tax provision

	Six Months Ended June 30,
	2009	2010
	(in thousands)
Income tax provision	$670	$194
Effective tax rate	34.6%	*

*	Not meaningful.

Our effective tax rate for the six months ended June 30, 2009 differs from the statutory rate primarily as a result of a change in state tax apportionment laws that affect the tax rate requiring a re-valuation of our deferred tax items and the effect of state taxes.

Our effective tax rate for the six months ended June 30, 2010 differs from the statutory rate primarily as a result of the establishment of a full income tax valuation allowance of the deferred tax asset created as a result of the write-off of notes receivable from Fetter Logic (see note 5 to the notes to the unaudited condensed consolidated financial statements) that is considered a capital loss for income tax purposes, as well as the effect of state taxes and permanent differences.

Non-U.S. GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands, unaudited)
Adjusted EBITDA	$2,023	$4,498	$4,309	$7,550
Adjusted operating income	947	3,070	2,186	4,791
Adjusted net income	606	1,756	1,497	2,943

“Adjusted EBITDA” represents net income (loss) before interest income, interest expense, net income tax provision (benefit), depreciation and amortization, non-cash stock-based compensation expense, unrealized gain (loss) on investments, impairment of investments, restructuring charges, severance, bad debt expense, customer inducement costs and litigation related expense.

“Adjusted operating income” represents income (loss) from operations before non-cash stock-based compensation expense, restructuring charges, severance, bad debt expense, customer inducement costs and litigation related expense.

“Adjusted net income” represents net income (loss) before non-cash stock-based compensation expense, impairment of investments, restructuring expense, severance, bad debt expense, customer inducement costs and litigation related expense. Reconciling items are tax effected using the income tax rates in effect on the applicable date.

Our Compensation Committee of the Board of Directors and our management use adjusted EBITDA, adjusted operating income and adjusted net income:

•	As measures of operating performance;

•	For planning purposes, including the preparation of annual budgets;

•	To allocate resources to enhance the financial performance of our business;

•	To evaluate the effectiveness of our business strategies; and

•	In communications with our Board of Directors concerning our financial performance.

Our Compensation Committee and our management may also consider adjusted EBITDA, among other factors, when determining management’s incentive compensation in 2010.

We also present adjusted EBITDA, adjusted operating income and adjusted net income as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of customer inducement costs, impairment of investments, impairment of goodwill, litigation-related expense, bad debt expense, severance, unrealized income (loss) on investments, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA, adjusted operating income and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

We believe adjusted EBITDA, adjusted operating income and adjusted net income are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA, adjusted operating income and adjusted net income as supplemental measures to evaluate the overall performance of companies, and we anticipate that our investor and analyst presentations will include adjusted EBITDA, adjusted operating income and adjusted net income.

Adjusted EBITDA, adjusted operating income and adjusted net income are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although adjusted EBITDA, adjusted operating income and adjusted net income are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under U.S. GAAP. In particular you should consider:

•	Adjusted EBITDA, adjusted operating income and adjusted net income do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA, adjusted operating income and adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA, adjusted operating income and adjusted net income do not reflect non-cash components of employee compensation;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2009 and 2010 we had cash income tax payments of $0.1 million and $0.1 million in the six months ended June 30, 2009 and 2010, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•	Other companies in our industry may calculate adjusted EBITDA, adjusted operating income and adjusted net income differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted EBITDA, adjusted operating income and adjusted net income measures through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA and adjusted net income to net income, the most directly comparable U.S. GAAP measure, and adjusted operating income to income from operations, the most directly comparable U.S. GAAP measure. Further, our management also reviews U.S. GAAP measures and evaluates individual measures that are not included in some or all of our non-U.S. GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands, unaudited)
Net income (loss)	$481	$393	$1,265	$(2,118)
Add (deduct):
Interest income	(64)	(41)	(118)	(85)
Interest expense	—	128	—	128
Income tax provision	336	306	670	194
Depreciation and amortization	1,076	1,428	2,123	2,759
Stock-based compensation expense	201	292	359	524
Unrealized (gain) loss on investments	(8)	3	(8)	—
Impairment of investments	1	—	18	—
Restructuring charges (excluding severance)	—	67	—	723
Severance	—	28	—	124
Bad debt expense	—	—	—	2,668
Customer inducement costs	—	770	—	785
Litigation related expense	—	1,124	—	1,848

Adjusted EBITDA	$2,023	$4,498	$4,309	$7,550

The following table sets forth the reconciliation of income (loss) from operations to adjusted operating income based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands, unaudited)
Income (loss) from operations	$746	$789	$1,827	$(1,881)
Add (deduct):
Stock-based compensation expense	201	292	359	524
Restructuring charges (excluding severance)	—	67	—	723
Severance	—	28	—	124
Bad debt expense	—	—	—	2,668
Customer inducement costs	—	770	—	785
Litigation related expense	—	1,124	—	1,848

Adjusted operating income	$947	$3,070	$2,186	$4,791

The following table sets forth the reconciliation of net income (loss) to adjusted net income based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009*	2010*	2009*	2010*
	(in thousands, unaudited)
Net income (loss)	$481	$393	$1,265	$(2,118)
Add (deduct):
Stock-based compensation expense	124	175	221	313
Impairment of investments	1	—	11	—
Restructuring charges (excluding severance)	—	40	—	432
Severance	—	16	—	74
Bad debt expense	—	—	—	2,668
Customer inducement costs	—	460	—	469
Litigation related expense	—	672	—	1,105

Adjusted net income	$606	$1,756	$1,497	$2,943

*	Adjustments, excluding bad debt expense, are tax effected using income tax rates as follows: for 2009—38.4%; for 2010—40.2%.

Liquidity and Capital Resources

Since our inception, our operations have been financed through cash flows from operations and private sales of our capital stock. Through June 30, 2010, we had received net cash proceeds of approximately $71 million through equity financings and from the exercise of options to purchase our common stock. As of June 30, 2010, we had total cash and cash equivalents of $22.8 million compared to $31.5 million as of December 31, 2009.

Additionally, in connection with our initial public offering of common stock as well as the exercise of the underwriter’s overallotment, we received estimated net proceeds of approximately $42.0 million, after deducting underwriting discounts and commissions and estimated offering costs.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Six Months Ended June 30,
	2009	2010
	(In thousands, unaudited)
Net cash provided by (used in) operating activities	$174	$(5,848)
Net cash (used in) investing activities	(2,606)	(3,587)
Net cash provided by (used in) financing activities	(248)	740
Net decrease in cash and cash equivalents	(2,680)	(8,695)
Cash and cash equivalents, end of period	25,765	22,830

Operating Activities

Net cash provided by (used in) operating activities for the six months ended June 30, 2010 decreased by $6.0 million compared to the same period in 2009, primarily due to an upfront payment of $10.3 million to FundQuest in the six months ended June 30, 2010 (see note 4 to the notes to the unaudited condensed consolidated financial statements), partially offset by an increase in non-cash bad debt expense of $2.7 million in the six months ended June 30, 2010 related to the uncollectible portion of accounts and notes receivable from Fetter Logic (see note 5 to the notes to the unaudited condensed consolidated financial statements).

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 increased by $1.0 million compared to the same period in 2009. Cash disbursements in 2010 and 2009 totaled $3.4 million and $2.3 million, respectively, for purchases of property and equipment and capitalization of internally developed software.

Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2010 increased by $1.0 million compared to the same period in 2009, primarily due to the receipt of net proceeds of $1.5 million from the exercise of warrants and net proceeds of $1.3 million from the exercise of stock options, partially offset by $2.0 million used in purchases of our common stock in 2010. In 2009, we purchased $0.2 million of our common stock.

We believe that our current level of cash generation, together with our existing current assets and the net proceeds from our initial public offering will adequately support our operations and capital expenditures over the next 12 months.

Commitments

The following table sets forth information regarding our contractual obligations as of June 30, 2010:

	Total	Remainder of 2010	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases (1)	$35,977	$1,441	$5,719	$6,964	$21,853
Customer inducement payments	21,189	—	2,000	2,000	17,189
Note payable	300	—	300	—	—

Total	$57,466	$1,441	$8,019	$8,964	$39,042

(1)	We lease facilities under non-cancelable operating leases expiring at various dates through 2020.

The table does not reflect the following:

•	Amounts estimated for uncertain tax positions since the timing and likelihood of such payments cannot be reasonably estimated.

•

Voluntary employer matching contributions to our defined contribution benefit plans since the amount cannot be reasonably estimated. For the years ended December 31, 2007, 2008 and 2009, we made voluntary employer matching contributions of $0.2 million, $0.4 million and $0.4 million, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangement guidance. The first change relates to the determination of when individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. We are currently evaluating the impact, if any, of the adoption of this guidance on our consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605. In addition, this guidance requires hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. We are currently evaluating the impact, if any, of the adoption of this guidance on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and six months ended June 30, 2009 and 2010, 71%, 77%, 71% and 77% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three months ended June 30, 2010, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $0.1 million to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in a $0.1 million increase to pre-tax earnings. For the six months ended June 30, 2010, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $0.2 million to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in a $0.2 million increase to pre-tax earnings.

Interest rate risk

We have no debt and therefore we are not directly exposed to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On November 23, 2009, we sued Fetter Logic, Inc., or Fetter Logic, and David Fetter, its chief executive officer, in the United States District Court for the Northern District of Illinois. Our complaint sought, among other things, unspecified damages for breaches of the investment agreement and operating agreement that we entered into with Fetter Logic, described below, and a declaratory judgment that we own certain rights in certain intellectual property. Fetter Logic asserted claims against us in a separate suit and in a counterclaim filed November 30, 2009, and subsequently moved to the United States District Court for the Northern District of Illinois, for breaches of the investment agreement and operating agreement, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, copyright infringement, misappropriation of trade secrets, an accounting, unjust enrichment and a declaratory judgment that Fetter Logic owns all rights in the contested intellectual property. Fetter Logic sought declaratory and injunctive relief, as well as unspecified compensatory and punitive damages. Both cases arose out of (1) an investment agreement, pursuant to which we purchased shares in Fetter Logic for approximately $5.7 million, and (2) an operating agreement, under which the parties agreed to integrate their respective software applications and develop and sell joint product offerings. Fetter Logic alleged that we did not comply with the terms of the operating agreement to develop joint product offerings, but instead misappropriated Fetter Logic’s intellectual property to develop products for our own benefit.

On July 8, 2010, the parties to the aforementioned litigation agreed to dismiss their respective lawsuits. In connection with this settlement, none of the parties will be required to make any payments to any other party, we will relinquish our ownership interest in Fetter Logic, as well as operating receivables for services we provided during the term of the operating agreement and our rights under a promissory note issued to us in December 2009 in connection with our redemption of a portion of our ownership interest in Fetter Logic. In addition, we will have the right to use any intellectual property developed or obtained by us in connection with the aforementioned operating agreement. As of March 31, 2010, the recorded value of our ownership interest in Fetter Logic and the aforementioned promissory note and receivables was $0.

We are also involved in other litigation arising in the ordinary course of our business. We do not believe that the outcome of any of the aforementioned proceedings, individually or in the aggregate, would, if determined adversely to us, have a material adverse effect on our results of operations, financial condition or business.

Item 1A.	Risk Factors

This quarterly report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below, and this quarterly report should be read in conjunction with such risk factors. The risks and uncertainties described in this quarterly report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs on our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Business

We have experienced rapid revenue growth over the past several years, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources and any inability to maintain or manage our growth could have a material adverse effect on our results of operations, financial condition or business.

Our revenues during the five years ended December 31, 2009 have grown at a compound annual growth rate of 18%. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend on, among other things, our ability to successfully grow our total assets under management and administration and add additional clients. If we are unable to implement our growth strategy, develop new investment solutions and services and gain new clients, our results of operations, financial condition or business may be materially adversely affected.

Sustaining growth will also require us to commit additional management, operational and financial resources and to maintain appropriate operational and financial systems. In addition, continued growth increases the challenges involved in:

•	Recruiting, training and retaining sufficiently skilled technical, marketing, sale and management personnel;

•	Preserving our culture, values and entrepreneurial environment;

•	Successfully expanding the range of investment solutions and services offered to our clients;

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, compliance, record-keeping, communications and other internal systems; and

•	maintaining high levels of satisfaction with our investment solutions and services among clients.

that we will be able to maintain or accelerate our growth, and any failure to do so could adversely affect our results of operations, financial condition or business.

Our revenue can fluctuate from period to period, which could cause our share price to fluctuate.

Our revenue may fluctuate from period-to-period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following events, as well as other factors described elsewhere in this prospectus:

•	a decline or slowdown of the growth in the value of financial market assets, which may reduce the value of assets under management and administration and therefore our revenues and cash flows;

•	negative public perception and reputation of the financial services industry, which would reduce demand for our investment solutions and services;

•	unanticipated changes to economic terms in contracts with clients, including renegotiations;

•	downward pressure on fees we charge our clients, which would therefore reduce our revenue;

•	changes in laws or regulations that could impact our ability to offer investment solutions and services;

•	failure to obtain new clients;

•	cancellation or non-renewal of existing contracts with clients;

•	failure to protect our proprietary technology and intellectual property rights;

•	unanticipated delays in connection with the conversion of client assets onto our technology platform;

•	reduction in the suite of investment solutions and services provided to existing clients; or

•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt.

As a result of these and other factors, the results of operations for any quarterly or annual period may differ materially from the results of operations for any prior or future quarterly or annual period and should not be relied upon as indications of our future performance.

We operate in a highly competitive industry, with many firms competing for business from financial advisors on the basis of a number of factors, including the quality and breadth of investment solutions and services, ability to innovate, reputation and the prices of services and this competition could hurt our financial performance.

We compete with many different types of companies that vary in size and scope, including Pershing LLC (a subsidiary of BNY Mellon Corporation), The Charles Schwab Corporation, SEI Investments Company, Genworth Financial Inc. and Lockwood Advisors (a subsidiary of BNY Mellon Corporation) and which are discussed in greater detail under “Business—Competition” included in our “Prospectus” filed with the SEC on July 28, 2010. In addition, some of our clients have developed or may develop the in-house capability to provide the technology and/or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisors, obviating the need to hire us, and they may offer these services to third-party financial advisors or financial institutions, thereby competing directly with us for that business.

Many of our competitors have significantly greater resources than we do. These resources may allow our competitors to respond more quickly to changes in demand for investment solutions and services, to devote greater resources to developing and promoting their services and to make more attractive offers to potential clients and strategic partners, which could hurt our financial performance.

We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and for other reasons. We also face increased competition due to the current trend of industry consolidation. If large financial institutions that are not our clients are able to attract assets from our clients, our ability to generate future growth in revenues and earnings may be adversely affected.

Our failure to successfully compete in any of the above-mentioned areas could have a material adverse effect on our results of operations, financial condition or business. Competition could also affect the revenue mix of services we provide, resulting in decreased revenues in lines of business with higher profit margins.

We derive nearly all of our revenues from the delivery of investment solutions and services to clients in the financial advisory industry and our revenue could suffer if that industry experiences a downturn.

We derive nearly all of our revenues from the delivery of investment solutions and services to clients in the financial advisory industry and we are therefore subject to the risks affecting that industry. A decline or lack of growth in demand for financial advisory services would adversely affect our clients and, in turn, our results of operations, financial condition and business. For example, the availability of free or low-cost investment information and resources, including research and information relating to publicly traded companies and mutual funds available on the Internet or on company websites, could lead to lower demand by investors for the services provided by financial advisors. In addition, demand for our investment solutions and services among financial advisors could decline for many reasons. Consolidation or limited growth in the financial advisory industry could reduce the number of our clients and potential clients. Events that adversely affect our clients’ businesses, rates of growth or the numbers of customers they serve, including decreased demand for our clients’ products and services, adverse conditions in our clients’ markets or adverse economic conditions generally, could decrease demand for our investment solutions and services and thereby decrease our revenues. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

A limited number of clients account for a material portion of our revenue. Termination of our contracts with any of these clients could have a material adverse effect on our results of operations, financial condition or business.

For the years ended December 31, 2007, 2008 and 2009 and for the three months ended June 30, 2009 and 2010 and for the six months ended June 30, 2009 and 2010, revenues associated with our relationship with our single largest client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 14%, 27%, 31%, 29%, 31%, 29% and 32% respectively, of our total revenues and our ten largest clients accounted for 58%, 63%, 66%, 67%, 65%, 66%, and 64% respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. Our license agreement with Fidelity does not have a specified term, but the license fee payments made to us by Fidelity under the license agreement cease on December 31, 2011. At such time, we will still receive ongoing platform services fees through the Fidelity relationship based upon usage, which include fees for ongoing technology services and software updates. A majority of our agreements with financial advisors generally provide for termination at any time. If our contractual relationship with Fidelity were to terminate, or if a significant number of our most important clients were to terminate their contracts with us and we were unable to obtain a significant number of new clients, our results of operations, financial condition or business could be materially adversely affected.

Our clients that pay us an asset-based fee may seek to negotiate a lower fee percentage or may cease using our services, which could limit the growth of, or decrease, our revenues.

A significant portion of our revenues are derived from asset-based fees. Our clients may, for a number of reasons, seek to negotiate a lower asset-based fee percentage. For example, an increase in the use of index-linked investment products by the clients of our financial advisor clients may result in lower fees being paid to our clients, and our clients may in turn seek to negotiate lower asset-based fee percentages for our services. In addition, as competition among our clients increases, they may be required to lower the fees they charge to their clients, which could cause them to seek to decrease our fees accordingly. Any of these factors could result in fluctuation or a decline in our asset-based fees, which would have a material adverse effect on our results of operations, financial condition or business.

Changes in market and economic conditions could lower the value of assets on which we earn revenues and could decrease the demand for our investment solutions and services.

Asset-based fees make up a significant portion of our revenues and several of our largest clients pay us on this basis. Asset-based fees represented 88%, 78%, 73%, 71% and 77% of our total revenues in the fiscal years ended December 31, 2007, 2008 and 2009 and in the three months ended June 30, 2009 and 2010, respectively and 71% and 77% in the six months ended June 30, 2009 and 2010, respectively. In addition, as a result of the current trend of increased use of financial advisors by individual investors, we expect that asset-based fees will account for an increasing percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a mutual fund or other investment solution. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset-based fees could be materially adversely affected.

We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic conditions and general trends in business and finance that are beyond our control. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn, investors may choose to withdraw assets from financial advisors and transfer them to investments that are perceived to be more secure, such as bank deposits and Treasury securities. For example, in late 2007 and through the first quarter of 2009, the financial markets experienced a broad and prolonged downturn, our redemption rates were higher than our historical average, and our results of operations, financial condition and business were materially adversely affected. Any prolonged downturn in financial markets, or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.

Investors’ decisions regarding their investment assets are affected by many factors and investors may redeem or withdraw their investment assets generally at any time. Significant changes in investing patterns or large-scale withdrawal of investment funds could have a material adverse effect on our results of operations, financial condition or business.

The clients of our financial advisors are generally free to change financial advisors, forgo the advice and other services provided by financial advisors or withdraw the funds they have invested with financial advisors. These clients of financial advisors may elect to change their investment strategies, including by moving their assets away from equity securities to fixed income or other investment options, or by withdrawing all or a portion of their assets from their accounts to avoid all securities markets-related risks. These actions by investors are outside of our control and could materially adversely affect the market value of the investment assets that our clients manage, which could materially adversely affect the asset-based fees we receive from our clients.

We are subject to liability for losses that result from a breach of our fiduciary duties.

Our investment advisory services involve fiduciary obligations that require us to act in the best interests of our clients, and we may be sued and face liabilities for actual or claimed breaches of our fiduciary duties. Because we provide investment advisory services, both directly and indirectly, with respect to substantial assets, we could face substantial liability to our clients if it is determined that we have breached our fiduciary duties. In certain circumstances, which generally depend on the types of investment solutions and services we are providing, we may enter into client agreements jointly with advisors and retain third-party investment money managers on behalf of clients. As a result, we may be included as a defendant in lawsuits against financial advisors and third-party investment money managers that involve claims of breaches of the duties of such persons, and we may face liabilities for the improper actions and/or omissions of such advisors and third-party investment money managers. In addition, we may face claims based on the results of our investment advisory recommendations, even in the absence of a breach of our fiduciary duty. Such claims and liabilities could therefore have a material adverse effect on our results of operations, financial condition or business.

We are subject to liability for losses that result from potential, perceived or actual conflicts of interest.

Potential, perceived and actual conflicts of interest are inherent in our existing and future business activities and could give rise to client dissatisfaction, litigation or regulatory enforcement actions. In particular, we pay varying fees to third-party asset managers and custodians and our financial advisor customers, or their clients, could accuse us of directing them toward those asset managers or custodians that charge us the lowest fees. In addition, we offer proprietary mutual funds and portfolios of mutual funds through our internal investment management and portfolio consulting group, and financial advisors or their clients could conclude that we favor our proprietary investment products because of their belief that we earn higher fees when our proprietary investment products are used. Adequately addressing conflicts of interest is complex and difficult and if we fail, or appear to fail, to adequately address potential, perceived or actual conflicts of interest, the resulting negative public perception and reputational harm could materially adversely affect our client relations or ability to enter into contracts with new clients and, consequently, our results of operations, financial condition and business.

If our reputation is harmed, our results of operations, financial condition or business could be materially adversely affected.

Our reputation, which depends on earning and maintaining the trust and confidence of our clients, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by our clients, employee misconduct, perceptions of conflicts of interest and rumors, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of our investment solutions and services may not be the same or better than that of other providers can also damage our reputation. Any damage to our reputation could harm our ability to attract and retain clients, which would materially adversely affect our results of operations, financial condition and business.

If our investment solutions and services fail to perform properly due to undetected errors or similar problems, our results of operations, financial condition and business could be materially adversely affected.

Investment solutions and services we develop or license may contain undetected errors or defects despite testing. Such errors can exist at any point in the life cycle of our investment solutions or services, but are frequently found after introduction of new investment solutions and services or enhancements to existing investment solutions or services. We continually introduce new investment solutions and services and new versions of our investment solutions and services. Despite internal testing and testing by current and potential clients, our current and future investment solutions and services may contain serious defects or malfunctions. If we detect any errors before release, we might be required to delay the release of the investment solution or service for an extended period of time while we address the problem. We might not discover errors that affect our new or current investment solutions, services or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Errors may occur that could have a material adverse effect on our results of operations, financial condition or business and could result in harm to our reputation, lost sales, delays in commercial release, third-party claims, contractual disputes, contract terminations or renegotiations, or unexpected expenses and diversion of management and other resources to remedy errors. In addition, negative public perception and reputational damage caused by such claims would adversely affect our client relationships and our ability to enter into new contracts. Any of these problems could have a material adverse effect on our results of operations, financial condition and business.

We could face liability or incur costs to remediate operational errors or to address possible customer dissatisfaction.

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process large volumes of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation.

In addition, there may be circumstances when our customers are dissatisfied with our investment solutions and services, even in the absence of an operational error. In such circumstances, we may elect to make payments or otherwise incur increased costs or lower revenues in order to maintain a strong customer relationship. In any of the forgoing circumstances, our results of operations, financial condition or business could be materially adversely affected.

We may become subject to liability based on the use of our investment solutions and services by our clients.

Our investment solutions and services support the investment processes of our clients, which, in the aggregate, manage billions of dollars of assets. Our client agreements have provisions designed to limit our exposure to potential liability claims brought by our clients or third parties based on the use of our investment solutions and services. However, these provisions have certain exceptions and could be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Use of our products as part of the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for very significant dollar amounts. Any such claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. Such claims and lawsuits could therefore have a material adverse effect on our results of operations, financial condition or business.

Furthermore, our clients may use our investment solutions and services together with software, data or products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our investment solutions and services do not cause these problems, the existence of these errors might cause us to incur significant costs and divert the attention of our management and technical personnel, any of which could materially adversely affect our results of operations, financial condition or business.

Our business relies heavily on computer equipment, electronic delivery systems and the Internet. Any failures or disruptions in such technologies could result in reduced revenues, increased costs and the loss of customers.

Our business relies heavily on our computer equipment (including our servers), electronic delivery systems and the Internet, but these technologies are vulnerable to disruptions, failures or slowdowns caused by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, computer viruses and other events beyond our control. Furthermore, we rely on agreements with our suppliers, such as our current data hosting and service provider, to provide us with access to certain computer equipment, electric delivery systems and the Internet. We are unable to predict whether a future contractual dispute may arise with one of our suppliers that could cause a disruption in service, or whether our agreements with our suppliers can be obtained or renewed on acceptable terms, or at all. An unanticipated disruption, failure or slowdown affecting our key technologies or facilities may have significant ramifications, such as data-loss, data corruption, damaged software codes or inaccurate processing of transactions. We maintain off-site back-up facilities for our electronic information and computer equipment, but these facilities could be subject to the same interruptions that may affect our primary facilities. Any significant disruptions, failures, slowdowns, data-loss or data corruption could have a material adverse effect on our results of operations, financial condition or business and result in the loss of customers.

We could face liability related to disclosure or theft of the personal information we store on our technology platform.

Clients may maintain personal investment and financial information on our technology platform and we could be subject to liability if we were to inappropriately disclose any user’s personal information, inadvertently or otherwise, or if third parties were able to penetrate our network security or otherwise gain access to any user’s name, address, portfolio holdings or other financial information. Any such event could subject us to claims for misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information could therefore have a material adverse effect on our results of operations, financial condition or business.

We could incur significant costs protecting the personal information we store on our technology platform.

Users of our investment solutions and services are located in the United States and around the world. As a result, we collect and store the personal information of individuals who live in many different countries. Privacy regulators in some of those countries have publicly stated that foreign entities (including entities based in the United States) may render themselves subject to those countries’ privacy laws and the jurisdiction of such regulators by collecting or storing the personal data of those countries’ residents, even if such entities have no physical or legal presence there. Consequently, we may be obligated to comply with the privacy and data security laws of such foreign countries. Our exposure to foreign countries’ privacy and data security laws impacts our ability to collect and use personal information, increases our legal compliance costs and may expose us to liability.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices could require us to modify our operations and incur significant additional expense, which could have a material adverse effect on our results of operations, financial condition or business.

We could face liability for certain information we provide, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, negligence, breach of fiduciary duties or other claims relating to the information we provide. For example, individuals may take legal action against us if they rely on information we have provided and it contains an error. In addition, we could be subject to claims based upon the content that is accessible from our website through links to other websites. Moreover, we could face liability based on inaccurate information provided to us by others. Defending any such claims could be expensive and time-consuming, and any such claim could materially adversely affect our results of operations, financial condition or business.

We depend on our senior management team and other key personnel and the loss of their services could have a material adverse effect on our results of operations, financial condition or business.

We depend on the efforts, relationships and reputations of our senior management team and other key personnel, including Judson Bergman, our Chief Executive Officer, William Crager, our President, and Scott Grinis, our Chief Technology Officer, in order to successfully manage our business. We believe that success in our business will continue to be based upon the strength of our intellectual capital. The loss of the services of any member of our senior management team or of other key personnel could have a material adverse effect on our results of operations, financial condition or business.

Our operations are subject to extensive government regulation, and compliance failures or regulatory action against us could adversely affect our results of operations, financial condition or business.

The financial services industry is among the most extensively regulated industries in the United States. We operate investment advisory, broker-dealer and mutual fund businesses, each of which is subject to a specific and extensive regulatory scheme. In addition, we are subject to numerous laws and regulations of general application. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients’ businesses.

Certain of our subsidiaries are registered as “investment advisers” with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and are regulated thereunder. In addition, many of our investment advisory services are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided under Rule 3a-4 under the Investment Company Act of 1940. If Rule 3a-4 were to cease to be available, or if the Securities and Exchange Commission were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. Certain of our registered investment adviser subsidiaries provide advice to mutual fund clients. Mutual funds are registered as “investment companies” under the Investment Company Act of 1940. The Investment Advisers Act of 1940 and the Investment Company Act of 1940, together with related regulations and interpretations of the Securities and Exchange Commission, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations.

In addition, Portfolio Brokerage Services, Inc., our broker-dealer subsidiary, is registered as a broker-dealer with the Securities and Exchange Commission and with all 50 states and the District of Columbia, and is a member of the Financial Industry Regulatory Authority, a securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customer funds and securities, capital structure, recordkeeping and the conduct of directors, officers, employees, representatives and associated persons. The Financial Industry Regulatory Authority conducts periodic examinations of the operations of its members, including Portfolio Brokerage Services, Inc. As a broker-dealer, Portfolio Brokerage Services, Inc. is also subject to certain minimum net capital requirements under Securities and Exchange Commission and Financial Industry Regulatory Authority rules. Compliance with the net capital rules may limit our ability to withdraw capital from Portfolio Brokerage Services, Inc.

All of the foregoing laws and regulations are complex and we are required to expend significant resources in order to maintain our compliance with such laws and regulations. Any failure on our part to comply with these and other applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of our registration or that of our subsidiaries as an investment adviser or broker-dealer, as the case may be, which could, among other things, require changes to our business practices and scope of operations or harm our reputation, which, in turn could have a material adverse effect on our results of operations, financial condition or business.

Changes to the laws or regulations applicable to us or to our financial advisor clients could adversely affect our results of operations, financial condition or business.

We may be adversely affected as a result of new or revised legislation or regulations imposed by the Securities and Exchange Commission or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any current proposals will become law, and it is difficult to predict how any changes or potential changes could affect our business. Changes to laws or regulations could increase our potential liability in connection with the investment solutions and services that we provide. The introduction of any new laws or regulations could make our ability to comply with applicable laws and regulations more difficult and expensive. Any of the foregoing could have a material adverse affect on our results of operations, financial condition or business.

The offering of shares of our common stock in our initial public filing may be deemed a change of control of our company and the method by which the company obtained the consent of its clients to the change of control could be challenged, which could adversely affect our results of operations, financial condition or business.

Under the Investment Advisers Act of 1940, the investment advisory agreements entered into by our investment adviser subsidiaries may not be assigned without the client’s consent. Under the Investment Company Act of 1940, advisory agreements with registered funds terminate automatically upon assignment and, if an assignment of an advisory agreement occurs, the board of directors and the shareholders of the registered fund must approve a new agreement. Under the Investment Advisers Act of 1940 and the Investment Company Act of 1940, such an assignment may be deemed to occur upon a change of control of the Company. A change of control could be deemed to occur if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on facts and circumstances.

In case the offering of our common stock in our initial public offering could have been deemed to result in a change in control, we sought and obtained the consent of our financial advisor clients, as well as the clients of financial advisors receiving advisory services. However, it is possible that the method by which we obtained consents could be challenged at a later time. If such a challenge were to be successful it could have a material adverse effect on our results of operations, financial condition or business.

We rely on exemptions from certain laws and if for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected.

We regularly rely on exemptions from various requirements of the Securities Exchange Act of 1934, the Investment Company Act of 1940 and the Employment Retirement Income Security Act in conducting our activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected.

If government regulation of the Internet or other areas of our business changes, or if consumer attitudes toward use of the Internet change, we may need to change the manner in which we conduct our business or incur greater operating expenses.

The adoption, modification or interpretation of laws or regulations relating to the Internet or other areas of our business could adversely affect the manner in which we conduct our business. Such laws and regulations may cover sales, practices, taxes, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, broadband residential Internet access and the characteristics and quality of services. Moreover, it is not clear how existing laws governing these matters apply to the Internet. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, we may be required to incur additional expenses or alter our business model, either of which could have a material adverse effect on our results of operations, financial condition or business.

We are substantially dependent on our intellectual property rights, and a failure to protect these rights could adversely affect our results of operations, financial condition or business.

We have made substantial investments in software and other intellectual property on which our business is highly dependent. We rely on trade secret, trademark and copyright laws, confidentiality and nondisclosure agreements and other contractual and technical security measures to protect our proprietary technology. Any loss of our intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights of others, could have a material adverse effect on our results of operations, financial condition or business.

None of our technologies, investment solutions or services is covered by any copyright registration, issued patent or patent application. We are the owner of four registered trademarks in the United States, including “ENVESTNET”, and we claim common law rights in other trademarks that are not registered. We cannot guarantee that:

•	our intellectual property rights will provide competitive advantages to us;

•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;

•	our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;

•	any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned;

•	our trademark applications will lead to registered trademarks; or

•

competitors will not design around our intellectual property rights or develop similar technologies, investment solutions or products; or that we will not lose the ability to assert our intellectual property rights against others.

We are also a party to a number of third-party intellectual property license agreements. Some of these license agreements require us to make one-time payments or ongoing subscription payments. We cannot guarantee that the third-party intellectual property we license will not be licensed to our competitors or others in our industry. In the future, we may need to obtain additional licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms, or at all. In addition, we have granted our customers certain rights to use our intellectual property in the ordinary course of our business. Some of our customer agreements restrict our ability to license or develop certain customized technology or services within certain markets or to certain competitors of our customers. For example, our agreement with Fidelity restricts our ability to develop an enterprise-level integration or combination of products and services substantially similar to the technology platform we have developed for Fidelity. Some of our customer agreements grant our customers ownership rights with respect to the portion of the intellectual property we have developed or customized for our customers. In addition, some of our customer agreements require us to deposit the source code to the customized technology and investment solutions with a source code escrow agent, which source code may be released in the event we enter into bankruptcy or are unable to provide support and maintenance of the technology or investment solutions we have licensed to our customers. These provisions in our agreements may limit our ability to grow our business in the future.

Third parties may sue us for intellectual property infringement or misappropriation which, if successful, could require us to pay significant damages or make changes to the investment solutions or services that we offer.

We cannot be certain that our internally developed or acquired technologies, investment solutions or services do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights to the products they license to us. The risk of infringement claims against us will increase if more of our competitors are able to obtain patents for investment solutions or services or business processes. In addition, we face additional risk of infringement or misappropriation claims if we hire an employee who possesses third party proprietary information who decides to use such information in connection with our investment solutions, services or business processes without such third party’s authorization. We have in the past been and may in the future be subject to legal proceedings and claims that we have infringed or misappropriated the intellectual property rights of a third party. These claims sometimes involve patent holding companies who have no relevant product revenues and against whom our own proprietary technology may therefore provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers, which, in certain circumstances, we have agreed to indemnify. Any intellectual property related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages or make changes to the investment solutions and services that we offer. Any of the foregoing could prevent us from competing effectively, result in substantial costs to us, divert management’s attention and our resources away from our operations and otherwise harm our reputation.

If our intellectual property and proprietary technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position would suffer.

Our future success and competitive position depend in part on our ability to protect our intellectual property rights. The steps we have taken to protect our intellectual property rights may be inadequate to prevent the misappropriation of our proprietary technology. There can be no assurance that others will not develop or patent similar or superior technologies, investment solutions or services. Unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our intellectual property rights without paying us for doing so, which could harm our business. Policing unauthorized use of proprietary technology is difficult and expensive and our monitoring and policing activities may not be sufficient to identify any misappropriation and protect our proprietary technology. In addition, third parties may knowingly or unknowingly infringe our trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly and could divert management attention and resources. If we are unable to protect our intellectual property rights or if third parties independently develop or gain access to our or similar technologies, investment solutions or services, our results of operations, financial condition and business could be materially adversely affected.

The use of “open source code” in investment solutions may expose us to additional risks and harm our intellectual property rights.

To a limited extent, we rely on open source code to develop our investment solutions and support our internal systems and infrastructure. While we monitor our use of open source code to attempt to avoid subjecting our investment solutions to conditions we do not intend, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source code into software we license from such third party for our investment solutions, we could, under certain circumstances, be required to disclose the source code for our investment solutions. This could harm our intellectual property position and have a material adverse effect on our results of operations, financial condition and business.

Confidentiality agreements with employees, consultants and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our proprietary technologies, investment solutions and services. In order to protect our proprietary rights, we enter into confidentiality agreements with our employees, consultants and independent contractors. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our technologies, investment solutions or products or obtaining and using information that we regard as proprietary. Moreover, these agreements may not provide an adequate remedy in the event of such unauthorized disclosures of confidential information and we cannot assure you that our rights under such agreements will be enforceable. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could reduce any competitive advantage we have developed and cause us to lose customers or otherwise harm our business.

Our failure to successfully integrate acquisitions could strain our resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our results of operations, financial condition or business.

We expect to grow our business by, among other things, making acquisitions. Acquisitions involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Acquisitions might also result in losing key employees. In addition, we may fail to successfully complete any acquisitions. We may also fail to generate enough revenues or profits from an acquisition to earn a return on the associated purchase price.

To the extent we grow our business through acquisitions, any such future acquisitions could present a number of other risks, including:

•

incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and on a timely and cost effective basis;

•	insufficient knowledge of the operations and markets of acquired businesses;

•	loss of key personnel;

•	diversion of management’s attention from existing operations or other priorities;

•	increased costs or liabilities as a result of undetected or undisclosed legal, regulatory or financial issues related to acquired operations or assets; and

•	inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

In addition, if we are unsuccessful in completing acquisitions of other businesses, operations or assets or if such opportunities for expansion do not arise, our results of operations, financial condition or business could be materially adversely affected.

Our failure to successfully execute the conversion of our clients’ assets from their technology platform to our platform in a timely and accurate manner could have a material adverse effect on our results of operations, financial condition or business.

When we begin working with a new client, or acquire new client assets through an acquisition or other transaction, such as our recent agreement with FundQuest Incorporated, we are required to convert the new assets from the clients’ technology platform to our technology platform. These conversions present significant technological and operational challenges, can be time-consuming and may divert management’s attention from other operational challenges. If we fail to successfully complete our conversions in a timely and accurate manner, we may be required to expend more time and resources than anticipated, which could erode the profitability of the client relationship. In addition, any such failure may harm our reputation and may make it less likely that prospective clients will commit to working with us. Any of these risks could materially adversely affect our results of operations, financial condition or business.

Our business will suffer if we do not keep up with rapid technological change, evolving industry standards or changing requirements of clients.

We expect technological developments to continue at a rapid pace in our industry. Our success will depend, in part, on our ability to:

•	continue to develop our technology expertise;

•	recruit and retain skilled technology professionals;

•	enhance our current investment solutions and services;

•	develop new investment solutions and services that meet changing client needs;

•	advertise and market our investment solutions and services;

•	protect our proprietary technology and intellectual property rights; or

•	influence and respond to emerging industry standards and other technological changes.

We must accomplish these tasks in a timely and cost-effective manner and our failure to do so could materially adversely affect our results of operations, financial condition or business.

We must continue to introduce new investment solutions and services and investment solution and service enhancements to address our clients’ changing needs, market changes and technological developments and failure to do so could have a material adverse effect on our results of operations, financial condition or business.

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for some of our investment solutions and services, rapid technological change. Changing client demands, new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services and investment solution and service enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development expenditures of $4.2 million, $4.5 million, $4.5 million, $0.4 million, $0.3 million, $0.7 million and $0.6 million in the years ended December, 31, 2007, 2008 and 2009, in the three months ended June 30, 2009 and 2010, and in the six months ended June 30, 2009 and 2010, respectively. We expect that our technology development expenditures will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

Risks Related to our Common Stock

Our share price may be volatile, and the value of an investment in our common stock may decline.

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in July 2010 at a price of $9.00 per share, our closing stock price has ranged from $9.90 to $10.50 for the period August 1, 2010 to August 31, 2010. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	changes in the economic performance or market valuations of other companies engaged in providing portfolio management services, investment advice and retirement help;

•	loss of a significant amount of existing business;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	issuance of new or updated research or reports by securities analysts;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;

•	regulatory developments in our target markets affecting us, our plan sponsors or our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	sales or expected sales of additional common stock

•	terrorist attacks or natural disasters or other such events impacting countries where we or our plan sponsors have operations; and

•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our insiders who are significant stockholders may have interests that conflict with those of other stockholders.

Our directors and executive officers, together with members of their immediate families, as a group, beneficially own, in the aggregate, approximately 34% of our outstanding capital stock as of July 28, 2010. As a result, when acting together, this group has the ability to exercise significant influence over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. The interests of our insider stockholders may not be aligned with the interests of our other stockholders and conflicts of interest may arise. In addition, the concentration of our shares may have the effect of delaying, deterring or preventing significant corporate transactions which may otherwise adversely affect the market price of our shares.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The future sale of shares of our common stock may negatively impact our stock price.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by a large stockholder could cause the market price of our common stock to fall. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for stockholder to make transactions in a timely fashion.

Certain provisions in our charter documents and agreements and Delaware law may inhibit potential acquisition bids for our company and prevent changes in our management.

Our certificate of incorporation and bylaws contains provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in management that our stockholders might deem advantageous. As a result of these provisions in our certificate of incorporation, the price investors may be willing to pay for shares of our common stock may be limited.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

We do not currently intend to pay dividends on our common stock for the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

We will incur increased costs as a result of being a public company and our management has limited experience managing a public company.

Prior to July 28, 2010, we had never operated as a public company and we will incur significant legal, accounting and other expenses that we did not incur as a private company. The individuals who constitute our management team have limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition into a public company. We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 to increase our legal and finance compliance costs and to make some activities more time-consuming and costly. We may need to hire additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company.

We expect that compliance with the public company requirements set forth in the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules will increase our costs and make some activities more time consuming. For example, we will adopt certain new internal controls and procedures. In addition, we will incur additional expenses associated with our Securities and Exchange Commission reporting requirements. A number of those requirements will require us to carry out activities we have not done previously. For example, under Section 404 of the Sarbanes-Oxley Act of 2002, for our annual report on Form 10-K for year ending December 31, 2011, we will need to document and test our internal control procedures, and our management will need to assess and report on our internal control over financial reporting. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our registered public accounting firm identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our results of operations, financial condition or business, our reputation or investor perceptions of us. We cannot predict or estimate the amount of additional costs we may incur as a result of such requirements or the timing of such costs, and any such costs could have a material adverse effect on our results of operations, financial condition or business.

Item 2.	Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicaly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2010 through April 30, 2010	—	$—	—	$—
May 1, 2010 through May 31, 2010	—	—	—	—
June 1, 2010 through June 30, 2010	135,827	11.90	—	—

(1)	In connection with the exercise of 179,624 expiring stock options by our former employees, we repurchased 135,827 shares of our common stock from such former employees for an aggregate purchase price of approximately $1.6 million to fund the purchase price and tax obligations of such exercise, resulting in a net issuance of 43,797 shares of unregistered common stock. Siva Suresh, a former employee and director completed an exercise, included in the above amounts, of 90,000 shares in which we repurchased 63,279 shares for a total of $0.8 million, resulting in a net issuance of 26,721 shares of unregistered common stock to Mr. Suresh. The common stock described above was issued pursuant to Rule 701 under the Securities Act.

Use of Proceeds

The Form S-1 Registration Statement (File No. 333-165717) relating to our initial public offering was declared effective by the Securities and Exchange Commission, or SEC, on July 28, 2010, and the offering commenced July 29, 2010 and was completed on August 3, 2010. Morgan Stanley & Co. Incorporated, UBS Securities LLC, and Barclays Capital Inc. acted as representatives for the underwriters and joint book-running managers.

We registered the offering and sale of 4,705,500 shares of common stock by us and the associated sale of 2,294,500 shares of common stock by selling stockholders and the additional sales pursuant to the underwriters’ over-allotment option for an additional 705,825 shares of common stock by us, at a public offering price of $9.00 per share. On August 31, 2010 the underwriters completed the exercise of the over-allotment option in full. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $48.7 million and the offering has terminated. We received net proceeds of $42.0 million after deducting the $6.7 million in total estimated expenses incurred in connection with the offering as described below. The selling stockholders received net proceeds of $22.1 million after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:

Underwriting discount –	$3.4 million

Other expenses(1) –	$3.3 million

Total expenses(1) –	$6.7 million

(1)	Estimated

None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others.

The net offering proceeds have been invested into a money market account. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Warrant Sale

On February 8, 2010, we issued a warrant to FundQuest Incorporated, or FundQuest, in connection with that certain platform services agreement, dated February 8, 2010, by and between the Company and FundQuest. The warrant entitles FundQuest to subscribe for and purchase 1,388,888 shares of our common stock, with an exercise price of $10.80 per share (120% of our initial public offering price).

The warrant was offered and sold to FundQuest in reliance upon Section 4(2) under the Securities Act. FundQuest represented to us in connection with our issuance of the warrant that they were an accredited investor, as defined by Rule 501 under the Securities Act, and was acquiring the warrant for investment purposes and not for distribution, that they could bear the risks of their investment and could hold the warrant and the common shares for an indefinite period of time. FundQuest received written disclosures that neither the warrant nor the underlying common stock had been registered under the Securities Act and that any resale of such securities must be registered under the Securities Act or made pursuant to an available exemption from the Securities Act’s registration requirements.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)	Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 3, 2010.

ENVESTNET, INC.

By:	/S/ JUDSON BERGMAN
Judson Bergman Chairman and Chief Executive Officer Principal Executive Officer

ENVESTNET, INC.

By:	/S/ PETER D’ARRIGO
Peter D’Arrigo Chief Financial Officer Principal Financial Officer

ENVESTNET, INC.

By:	/S/ Dale Seier
Dale Seier Senior Vice President, Finance Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Envestnet, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
3.2	Amended and Restated Bylaws of Envestnet, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
4.1	Registration Rights Agreement dated as of March 22, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.2	First Amendment to Registration Rights Agreement dated as of August 30, 2004 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.3	Second Amendment to Registration Rights Agreement effective as of March 24, 2005 (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.4	Joinder Agreements to Registration Rights Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
10.1	Technology and Services Agreement dated as of March 31, 2008, between Registrant and FMR LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.2	First Amendment to Technology and Services Agreement dated June 26, 2008 (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.3	Second Amendment to Technology and Services Agreement dated May 5, 2009 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.4	Third Amendment to Technology and Services Agreement dated November 16, 2009 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.5	Services Agreement dated December 28, 2005 between Registrant and Fidelity Brokerage Services LLC (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.6	Services Agreement effective March 24, 2005 between Registrant and National Financial Services LLC (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.7	Services Agreement Amendment dated effective March 2008 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.8	Platform Services Agreement dated February 8, 2010 between Registrant and FundQuest Incorporated (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
10.9	Addendum to the Platform Services Agreement effective April 30, 2010 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.10	2010 Long-Term Incentive Plan (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
10.11	2004 Stock Incentive Plan (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

The material contained in Exhibit 32.1 and 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.