Form 10-Q
period 2010-09-30
ENVESTNET, INC.
filed 2010-11-05
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(312) 827-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 1, 2010, 31,366,875 shares of the common stock with a par value of $0.005 per share were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	December 31, 2009	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$31,525	$63,565
Fees receivable, net of allowance for doubtful accounts of $76 and $0, respectively	5,800	7,762
Deferred tax assets - current	134	—
Notes receivable including affiliate - current, net of allowance of $103 and $0, respectively	714	—
Prepaid expenses and other current assets	1,427	2,597

Total current assets	39,600	73,924

Notes receivable including affiliate and officer, net of allowance of $206 and $0, respectively	2,322	—
Property and equipment, net	8,560	9,730
Internally developed software, net	3,887	3,645
Intangible assets, net	2,238	1,661
Goodwill	1,023	1,983
Deferred tax assets	13,998	14,370
Customer inducements	282	30,016
Other non-current assets	2,154	2,053

Total assets	$74,064	$137,382

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$10,272	$11,573
Accounts payable	1,892	1,760
Customer inducements payable - current	150	1,000
Note payable - current	—	156
Deferred tax liabilities - current	—	108
Deferred revenue	24	81

Total current liabilities	12,338	14,678

Deferred rent and lease incentive liability	3,999	4,085
Customer inducements payable	—	16,878
Note payable	—	156
Other non-current liabilities	475	576

Total liabilities	16,812	36,373

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock (total liquidation preference of $81,779 and $0 as of December 31, 2009 and September 30, 2010, respectively)	—	—
Common stock, par value $0.005, 60,000,000 shares authorized as of December 31, 2009 and September 30, 2010; 13,524,276 and 42,976,973 shares issued as of December 31, 2009 and September 30, 2010, respectively; 12,910,676 and 31,342,043 shares outstanding as of December 31, 2009 and September 30, 2010, respectively	68	189
Additional paid-in capital	106,893	156,599
Accumulated deficit	(43,375)	(46,214)
Treasury stock at cost, 613,600 shares and 11,634,930 shares as of December, 31, 2009 and September 30, 2010, respectively	(6,334)	(9,565)

Total stockholders’ equity	57,252	101,009

Total liabilities and stockholders’ equity	$74,064	$137,382

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues:
Assets under management or administration	$14,507	$19,001	$40,430	$54,112
Licensing and professional services	5,221	5,569	15,699	16,337

Total revenues	19,728	24,570	56,129	70,449

Operating expenses:
Cost of revenues	6,264	7,405	17,694	22,123
Compensation and benefits	7,284	9,917	21,118	27,190
General and administration (see Notes 5 and 18)	3,667	4,454	10,854	16,645
Depreciation and amortization	1,167	1,451	3,290	4,210
Restructuring charges	—	96	—	915

Total operating expenses	18,382	23,323	52,956	71,083

Income (loss) from operations	1,346	1,247	3,173	(634)

Other income (expense):
Interest income	54	34	172	119
Interest expense	—	(193)	—	(321)
Unrealized gain on investments	9	7	17	7
Impairment of investments	—	—	(18)	—

Total other income (expense)	63	(152)	171	(195)

Income (loss) before income tax provision	1,409	1,095	3,344	(829)

Income tax provision	563	470	1,233	664

Net income (loss)	846	625	2,111	(1,493)

Less preferred stock dividends	(181)	(65)	(539)	(422)
Less net income allocated to participating preferred stock	(330)	(75)	(780)	—

Net income (loss) attributable to common stockholders	$335	$485	$792	$(1,915)

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$0.02	$0.06	$(0.11)

Diluted	$0.02	$0.02	$0.06	$(0.11)

Weighted average common shares outstanding:
Basic	12,908,068	25,567,700	12,911,089	17,247,149

Diluted	13,558,871	26,348,651	13,522,791	17,247,149

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Common Shares	Preferred Shares	Amount
Balance, December 31, 2009 (1)	76,643	$—	13,524,276	$68	(613,600)	—	$(6,334)	$106,893	$(43,375)	$57,252

Exercise of Series B warrants	1,497	—	—	—	—	—	—	1,497	—	1,497
Conversion of preferred stock to common stock effective upon initial public offering	(45,890)	—	7,842,034	39	—	—	—	(39)	—	—
Merger transactions between The EnvestNet Group, Inc. and Envestnet, Inc.:
Issuance of Envestnet, Inc. common stock to The EnvestNet Group, Inc. shareholders	—	—	10,680,000	54	—	—	—	(54)	—	—
Conversion of Envestnet, Inc. preferred and common stock held by The EnvestNet Group, Inc., into treasury stock (common equivalents)	(32,250)	—	5,160,000	—	(10,680,000)	—	—	—	—	—
Net operating loss tax benefit recognized from The EnvestNet Group, Inc. merger	—	—	—	—	—	—	—	839	—	839
Initial public offering of common stock, net of offering costs			5,411,325	27	—	—	—	42,039	—	42,066
Issuance of warrant to FundQuest, Inc.	—	—	—	—	—	—	—	2,946	—	2,946
Exercise of common warrants	—	—	154,548	—	—	—	—	28	—	28
Exercise of stock options	—	—	204,790	1	—	—	—	1,342	—	1,343
Stock-based compensation	—	—	—	—	—	—	—	1,108	—	1,108
Purchase of treasury stock (at cost)	—	—	—	—	(316,861)	(122)	(3,231)	—	—	(3,231)
Conversion of preferred stock in treasury to common stock	—	—	—	—	(24,469)	122	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,346)	(1,346)
Net loss	—	—	—	—	—	—	—	—	(1,493)	(1,493)

Balance, September 30, 2010	—	$—	42,976,973	$189	(11,634,930)	—	$(9,565)	$156,599	$(46,214)	$101,009

(1)	The opening balance of Accumulated Deficit was adjusted by $994 for an immaterial correction. Refer to Note 2, “Basis of Presentation” for additional information.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2010
OPERATING ACTIVITIES:
Net income (loss)	$2,111	$(1,493)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,290	4,210
Amortization of customer inducements	—	1,931
Amortization of deferred rent and lease incentive	408	128
Provision for doubtful accounts	—	2,668
Unrealized (gain) on investments	(17)	(7)
Impairment of investments	18	—
Deferred income taxes	1,122	709
Stock-based compensation	568	1,108
Interest expense	—	321
Changes in operating assets and liabilities:
Fees receivable	(788)	(2,345)
Prepaid expenses and other current assets	(351)	(1,170)
Other non-current assets	106	82
Customer inducements	—	(11,300)
Accrued expenses	(1,697)	1,151
Accounts payable	(743)	(132)
Deferred revenue	(147)	57
Other non-current liabilities	—	101

Net cash provided by (used in) operating activities	3,880	(3,981)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,473)	(3,378)
Capitalization of internally developed software	(1,005)	(962)
Proceeds from repayment of notes receivable	—	985
Increase in notes receivable	(53)	(90)
Investments in non-marketable securities	(489)	—
Proceeds from investments	195	26
Acquisition of businesses, net	—	(917)

Net cash (used in) investing activities	(3,825)	(4,336)

FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	1,525
Proceeds from exercise of stock options	3	1,343
Net proceeds from issuance of common stock	—	42,066
Purchase of treasury stock	(248)	(3,231)
Preferred stock dividends	—	(1,346)

Net cash provided by (used in) financing activities	(245)	40,357

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(190)	32,040

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,445	31,525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,255	$63,565

Supplemental disclosure of cash flow information - cash paid during the period for:
Income taxes	$171	$106

Supplemental disclosure of non-cash investing and financing activities:
Leasehold improvements funded by lease incentive	3,083	119
Issuance of warrant for customer inducement	—	2,946
Customer inducement payable	—	17,568
Note payable assumed in a business acquisition	—	300

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

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2010 and the three and nine months ended September 30, 2009 and 2010 have not been audited by an independent registered public accounting firm. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2010 and the results of operations, stockholders’ equity and cash flows for the periods presented herein. The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited financial statement for the year ended December 31, 2009 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these condensed consolidated financial statements are in thousands, except share and per share amounts.

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

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in these unaudited condensed consolidated financial statements include estimating uncollectible receivables, costs capitalized for internally developed software, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of stock and stock options issued, fair value of customer inducement assets and liabilities, realization of deferred tax assets and valuation and other assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from those estimates under different assumptions or conditions.

Subsequent Events – The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events than occur after the balance sheet date but before financial statements are issued.

Corrections for Prior Period Errors – During the third quarter of 2010, the Company identified an approximate $994 tax error related to preparing the year-end estimated federal net operating loss carryforward for 2007. Accordingly, the Condensed Consolidated Balance Sheet for December 31, 2009 has been adjusted to reduce “Deferred tax assets” by $994 with a corresponding $994 adjustment recorded as an increase to “Accumulated deficit.” The Company also recorded a $994 adjustment to “Accumulated deficit” as of

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

December 31, 2009 in the Condensed Consolidated Statements of Stockholders’ Equity. The correction of this error does not impact the Condensed Consolidated Statements of Operations or the Consolidated Statements of Cash Flows contained in this Form 10-Q and this correction was not considered material to prior period financial statements.

Reclassifications – Certain reclassifications were made to the December 31, 2009 condensed consolidated balance sheet to conform to the 2010 presentation.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangement guidance. The first change relates to the determination of when individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC Subtopic 985-605. In addition, this guidance requires hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

3.	Business Acquisitions

B-Ready Outsourcing Solutions, Inc.

On April 1, 2010, the Company acquired the assets of B-Ready Outsourcing Solutions, Inc. (“B-Ready”), a private company that provides back-office data management and reporting services for users of Schwab Portfolio Center for approximately $750. The purchase price is included in “Cash flows from investing activities” in the condensed consolidated statements of cash flows. The Company paid cash of $300 at closing and assumed a note payable in the amount of $300. The remaining amount of the total purchase price is a deferred purchase price payable, contingent upon B-Ready meeting certain revenue targets in the 12 months after the date of acquisition. In addition, the Company has a put option to sell back to the owners all of the assets acquired by the Company any time prior to April 1, 2011 for an amount equal to the payments made.

The purchase price of the acquisition was as follows:

Cash paid to owners	$300
Note payable assumed	300
Contingent consideration	150

$750

The following table summarizes estimated fair values of the assets acquired at the date of the acquisition:

Accounts receivable	$114
Property and equipment	3
Intangible assets	257
Goodwill	376

Total assets acquired	$750

All of the goodwill associated with the B-Ready acquisition is expected to be deductible for income tax purposes.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

A summary of intangible assets acquired, estimated useful lives and amortization method was as follows:

	Amount	Weighted Average Useful Life	Amortization Method
Customer list	$209	4 years	Accelerated
Put option	48	—	N/A

The results of B-Ready’s operations are included in the condensed consolidated statement of operations beginning April 1, 2010 and were not material in the three and nine months ended September 30, 2010.

Metamorphosis Money Management, LLC.

On September 1, 2010, the Company acquired the assets of Metamorphosis Money Management, LLC (“M3”), a private company that provides back-office outsourcing and overlay management to registered investment advisors for approximately $617 in cash. The purchase price is included in “Cash flows from investing activities” in the condensed consolidated statements of cash flows.

The following table summarizes estimated fair values of the assets acquired at the date of the acquisition:

Accounts receivable	$30
Property and equipment	3
Goodwill	584

Total assets acquired	$617

All of the goodwill associated with the M3 acquisition is expected to be deductible for income tax purposes.

The results of M3’s operations are included in the condensed consolidated statement of operations beginning September 1, 2010 and were not material in the three and nine months ended September 30, 2010.

Pro forma results for Envestnet, Inc. giving effect to the B-Ready and M3 acquisitions

The following unaudited pro forma financial information presents the combined results of operations of Envestnet, B-Ready and M3 as if the acquisitions had occurred as of the beginning of 2009. Pro forma financial information is presented for information purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented. The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets, adjustments to payroll expenses and interest expense and related tax effects.

The 2010 unaudited pro forma financial information is not presented as the Company’s total revenues, net income, net income attributable to common stockholders, and net income per share attributable to common stockholders, basic and diluted would not have been materially different from amounts reported in the condensed consolidated statements of operations.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$20,013	$57,023
Net income	$717	$1,699
Net income attributable to common stockholders	$270	$586
Net income per share attributable to common stockholders:
Basic	$0.02	$0.05
Diluted	$0.02	$0.04

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

4.	Customer Inducements

Customer inducements assets and the payables consist of the following:

	December 31, 2009	September 30, 2010
Customer inducements assets	$282	$30,016

Customer inducements payable:
Current	$150	$1,000
Non-current	—	16,878

	$150	$17,878

In February 2010, the Company signed a seven-year platform services agreement (the “Agreement”) with FundQuest Incorporated (“FundQuest”), a subsidiary of BNP Paribas Investment Partners. Pursuant to the Agreement, the Company provides FundQuest and its clients with the Company’s platform technology and support services, replacing FundQuest’s technology platform. The Company earns fees based upon a contractual percentage of assets under administration.

In connection with the Agreement, the Company is required to make various payments to FundQuest during the contract term as defined in the Agreement. These payments include an up-front payment upon completion of the conversion of FundQuest’s clients’ assets to the Company’s technology platform, five annual payments and a payment after the fifth year of the Agreement calculated based on the average annual revenues the Company receives from FundQuest during the first five years of the contract term. As of September 30, 2010, the estimate of the present value of these payments was approximately $28.7 million. The Company also issued to FundQuest a warrant to purchase 1,388,888 shares of its common stock, with an exercise price of $10.80 for an estimated fair value of $2.9 million as of September 30, 2010 (see Notes 10 and 15). The present value of all payments and the fair value of the warrant are accounted for as customer inducement costs and will be amortized as a reduction to the Company’s revenues from assets under management or administration on a straight-line basis over the contract term of seven years.

Amortization and imputed interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Amortization expense	$—	$1,146	$—	$1,931
Imputed interest expense	—	186	—	309

5.	Notes Receivable

Notes receivable consist of the following:

	December 31, 2009	September 30, 2010
The EnvestNet Group, Inc. (affiliate)	$767	$—
Officer	128	—
Fetter Logic, net of allowance of $309 and $0 (including current portion of notes receivable (net) of $714 and $0)	2,141	—

	$3,036	$—

Upon closing of the Company’s initial public offering (Note 15), The EnvestNet Group, Inc. (the “Envestnet Shareholder”) settled its receivable to the Company.

On February 20, 2010, the officer paid off the note receivable in full.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

As discussed in Note 18, the Company and Fetter Logic agreed to dismiss their respective lawsuits. As a result, the Company wrote-off the fees receivable, notes receivable and the allowance for doubtful accounts balances during the three months ended September 30, 2010.

6.	Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	December 31, 2009	September 30, 2010
Cost:
Office furniture and fixtures	5-7 years	$1,912	$1,986
Computer equipment and software	3 years	12,055	13,825
Other office equipment	5 years	657	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	5,163	5,240

		19,787	21,649
Less accumulated depreciation and amortization		(11,227)	(11,919)

Property and equipment, net		$8,560	$9,730

Depreciation and amortization expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Depreciation and amortization expense	$530	$767	$1,429	$2,171

7.	Internally Developed Software

Internally developed software consists of the following:

	Estimated Useful Life	December 31, 2009	September 30, 2010
Internally developed software	5 years	$8,061	$9,024
Less accumulated depreciation		(4,174)	(5,379)

Internally developed software, net		$3,887	$3,645

Depreciation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Depreciation expense	$369	$401	$1,058	$1,205

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

8.	Intangible Assets

Intangible assets consist of the following:

		December 31, 2009			September 30, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
NAM customer list	7 years	$4,305	(3,434)	$871	$4,305	(3,895)	$410
Oberon customer list	8 years	3,644	(2,277)	1,367	3,644	(2,619)	1,025
B-Ready customer list	4 years	—	—	—	209	(31)	178
B-Ready put option	N/A	—	—	—	48	—	48

Total intangible assets		$7,949	$(5,711)	$2,238	$8,206	$(6,545)	$1,661

Amortization expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Amortization expense	$268	$283	$803	$834

9.	Other Non-Current Assets

Other non-current assets consist of the following:

	December 31, 2009	September 30, 2010
Investment in private company	$1,250	$1,250
Deposits	384	353
Other	520	450

	$2,154	$2,053

10.	Fair Value Measurements

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money-market funds are considered Level 1 assets and totaled approximately $18,803 and $51,076 as of December 31, 2009 and September 30, 2010, respectively and are included in cash and cash equivalents in the condensed consolidated balance sheet.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Investments in mutual funds are quoted based on the daily market prices, are considered Level 1 assets and totaled approximately $72 and $79 as of December 31, 2009 and September 30, 2010, respectively and are included in other non-current assets in the condensed consolidated balance sheet.

On February 8, 2010, the Company issued a warrant to FundQuest to acquire a certain amount of the Company’s common stock (Note 4) and was initially recorded as a current liability. The fair value of the warrant was determined using a Black-Scholes valuation model and was considered a Level 3 liability. As a result of the Company’s initial public offering effective July 28, 2010, certain terms of the warrant were determined in accordance with the warrant agreement and the Company reclassified the estimated fair value of the warrant to additional paid-in capital in the three months ended September 30, 2010.

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from December 31, 2009 to September 30, 2010:

Warrant
Balance at December 31, 2009	$—
Issuance	2,360

Balance at March 31, 2010	2,360
Change in fair value	586

Balance at June 30, 2010	2,946
Transfer to additional paid in capital	(2,946)

Balance at September 30, 2010	$—

Fair Value on a Non-Recurring Basis:

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. Other than as described below, the Company did not measure any significant assets or liabilities at fair value on a non-recurring basis during the three or nine months ended September 30, 2010.

Non-marketable investments, which totaled $1,417 and $1,390 at December 31, 2009 and September 30, 2010, respectively, represent the Company’s investments in privately held companies and alternative investments. Non-marketable investments are priced at cost and reviewed for impairment due to an absence of market activity and market data and are considered Level 3 assets. These investments are included in other non-current assets in the condensed consolidated balance sheet.

11.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2009	September 30, 2010
Accrued investment manager fees	$5,669	$6,226
Accrued compensation and related taxes	3,221	3,544
Accrued professional services	782	350
Accrued restructuring charges	—	270
Other accrued expenses	600	1,183

	$10,272	$11,573

Effective March 31, 2010, the Company closed its Los Angeles office in order to more appropriately align and manage the Company’s resources. As a result, the Company expects to incur total pretax restructuring charges of approximately $1,000 in fiscal 2010. In the three months ended September 30, 2010, the Company recognized pretax restructuring charges of $96 primarily for relocation expenses and bonuses. In the nine months ended September 30, 2010, the Company recognized pretax restructuring charges of $915 consisting primarily of $451 for accrued lease payments, $368 for relocation expenses and $96 for severance charges. The Company expects to incur an additional $85 of related restructuring expenses through the remainder of 2010, primarily for relocation expenses.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The summary of activity in accrued restructuring charges was as follows:

Restructuring Charges
Balance at December 31, 2009	$—
Restructuring provision incurred	752
Payments	(99)

Balance at March 31, 2010	653
Restructuring provision incurred	250
Payments	(294)
Adjustments	(183)

Balance at June 30, 2010	426
Restructuring provision incurred	96
Payments	(252)

Balance at September 30, 2010	$270

12.	Deferred Rent and Lease Incentive

Deferred rent and lease incentive consist of the following:

	December 31, 2009	September 30, 2010
Deferred lease incentive	$2,992	$2,847
Deferred rent	1,007	1,238

	$3,999	$4,085

13.	Note Payable

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table includes tax expense and the effective tax rate for the Company’s income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Income (loss) before income taxes	$1,409	$1,095	$3,344	$(829)
Income tax provision	563	470	1,233	664
Effective tax rate	40.0%	42.9%	36.9%	*

*	Not meaningful.

For the nine months ended September 30, 2010, the write-off of notes receivable from Fetter Logic (Note 5) was considered a capital loss for tax purposes. In assessing the realizability of this deferred tax asset, management determined that is was more-likely-than-not that all of this asset would not be realized and accordingly recorded a valuation allowance in the amount of $926. The valuation allowance for net deferred tax assets as of December 31, 2009 and September 30, 2010 was $2,517 and $3,443, respectively. The valuation allowance as of December 31, 2009 was related to capital losses of $1,230 and Federal and state net operating losses of $1,287 primarily due to Section 382 limitations. The valuation allowance as of September 30, 2010 was related to capital losses of $2,156 and Federal and state net operating losses of $1,287 primarily due to Section 382 limitations.

On July 28, 2010, in connection with the closing of our initial public offering the Company entered into a merger transaction with the Envestnet Shareholder (Note 15). As a result of the merger, the Company recorded post tax net operating losses of $839 for federal and state income tax purposes.

Upon exercise of stock options, the Company recognizes any difference between U.S. GAAP compensation expense and income tax compensation expense as a tax windfall or shortfall. The difference is charged to equity in the case of a windfall. When the exercise results in a windfall and the windfall results in a net operating loss (“NOL”), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces the income tax payable. For U.S. GAAP purposes, the Company has deferred the recognition of approximately $360 in windfall tax benefits associated with its stock-based compensation until a tax cash savings is realized. The benefit will be recorded in stockholder’s equity when utilized on an income tax return to reduce taxes payable, and as such, it will not impact the Company’s effective tax rate.

The total amount of the gross liability for unrecognized tax benefits reported in other non-current liabilities was $475 and $576 at December 31, 2009 and September 30, 2010, respectively. At September 30, 2010, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $442.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $142 as of December 31, 2009 and September 30, 2010, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, a subsidiary of the Company files a tax return in a foreign jurisdiction. The Company’s tax returns for the fiscal years ended March 31, 2007, 2008 and 2009 and nine months ended December 31, 2009 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to state taxing jurisdictions.

15.	Stockholders’ Equity

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

The holders of Series C were entitled to receive preferential dividends annually at a rate of 8% of the Series C original issue price, accruing and cumulative from the date of issue, whether or not earned or declared.

On June 29, 2010, in connection with the cashless exercise of 179,624 expiring stock options, the Company repurchased 135,827 shares if its common stock from certain of its former employees for an aggregate purchase price of $1,616 to fund the purchase price and tax obligations of such exercises, resulting in a net issuance of 43,797 shares. Included in the above amounts, were 90,000 expiring stock options from a former officer and director of the Company in which the Company repurchased 63,279 shares for an aggregate purchase price of $753, resulting in a net issuance of 26,721 shares to this former officer and director.

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

Upon closing of the Company’s initial public offering:

•

as approved by the Board of Directors on June 22, 2010, one newly issued share of the Company’s stock was exchanged for every five outstanding shares of stock, effective immediately prior to the effectiveness of the Company’s registration statement on July 28, 2010. All share amounts and per share information referenced throughout the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

•

all of the Company’s outstanding Series A, Series B and Series C convertible preferred stock converted into an aggregate 13,002,034 shares of common stock. In addition, the holders of Series C were paid cumulative preferred dividends totaling approximately $1,346.

•

the Envestnet Shareholder merged with and into the Company, with the Company being the surviving entity. Pursuant to the merger, all of the shareholders of the Envestnet Shareholder exchanged their Envestnet Shareholder common shares and preferred shares for 5,160,000 shares of the Company’s common stock.

•	each share of the Company’s common and Series A convertible preferred stock held by the Envestnet Shareholder was automatically converted into treasury stock of the Company.

On August 31, 2010, the underwriters exercised their overallotment option to purchase an additional 705,825 shares of common stock from us for a price of $9.00 per share, which resulted in proceeds, before deducting underwriting discounts and commissions, of approximately $6,352.

In February 2010, the Company issued to FundQuest a warrant to purchase shares of the Company’s common stock, with an exercise price to be calculated as 120% of the Company’s initial public offering price per share of the Company’s common stock. As a result, the number of shares and the exercise price were not known at the time of issuance and the estimated fair value was recorded as a liability on the condensed consolidated balance sheet. As a result of the closing of the Company’s initial public offering, the number of shares of common stock issuable to FundQuest under the warrant was determined to be 1,388,888 shares at an exercise price of $10.80 per share. In addition, the estimated fair value of the warrant at the date of the closing of the Company’s initial public offering of $2,946 was reclassified to additional paid-in capital.

16.	Stock-Based Compensation

On February 3, 2010, the Board of Directors approved an increase to the number of shares of the Company’s common stock available for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”) by 1,875,230.

On June 22, 2010, the Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 Plan”), effective upon the closing of the Company’s initial public offering. The 2010 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2010 Plan) and cash incentive awards to employees, consultants, and non-employee directors to purchase common stock, which vest immediately or over time and have a ten-year contractual term. The maximum number of shares of common stock that may be delivered under the 2010 Plan is equal to the sum of 2,700,000 plus the number of shares of common stock that are subject to outstanding awards under the 2004 Plan which are forfeited, expire or are cancelled after the effective date of the Company’s initial public offering. Stock options and stock appreciation rights are granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Employee stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Employee stock-based compensation expense	$209	$584	$568	$1,108
Tax effect on employee stock-based compensation expense	(79)	(221)	(215)	(419)

Net effect on income	$130	$363	$353	$689

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Grant date fair value of options	$2.99	$3.64	$2.95	$3.71
Volatility	38.8%	37.5%	39.1%	37.5%
Risk-free interest rate	2.8%	2.2%	2.3%	2.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	6.0	6.3	6.0	6.2

The following table summarizes option activity under the 2004 Stock Incentive Plan:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	3,285,579	$6.70
Granted	71,000	13.45
Exercised	(2,167)	7.50
Forfeited	—	—

Outstanding as of March 31, 2010	3,354,412	6.85	6.8	$22,146
Granted	—	—
Exercised	(182,291)	6.75
Forfeited	(22,375)	7.45

Outstanding as of June 30, 2010	3,149,746	6.85	6.7	16,022
Granted	1,978,461	9.03
Exercised	(20,333)	4.56
Forfeited	(6,871)	6.83

Outstanding as of September 30, 2010	5,101,003	7.62	7.7	14,707

Options exercisable	2,750,398	6.52	6.2	10,880

Exercise prices of stock options outstanding as of September 30, 2010 range from $1.10 to $13.45.

At September 30, 2010, there was $6,983 of unrecognized compensation cost related to unvested stock options which the Company expects to recognize over a weighted-average period of 3.34 years.

17.	Earnings per Share

Net income per common share reflects the application of the two class method. Under the two class method, net income is allocated between common stock and other participating securities based on their respective participating rights. All classes of convertible preferred stock would participate pro rata in dividends and therefore are considered participating securities. Therefore, the two class method of calculating net income per common share has been applied. Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive. For the three and nine months ended September 30, 2009 and 2010, convertible preferred securities are excluded from the computation of diluted net income per share as their inclusion on an as if converted basis would have been anti-dilutive. For the nine months ended September 30, 2010, the convertible preferred securities are considered anti-dilutive as a result of such securities not having the contractual obligation to participate in losses of the Company. For the calculation of diluted net income per common share, the basic weighted average number of shares is increased by the dilutive effective of stock options and warrants using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Basic income per share calculation:
Net income (loss)	$846	$625	$2,111	$(1,493)
Less: Preferred stock dividends	(181)	(65)	(539)	(422)
Less: Net income allocated to participating preferred stock	(330)	(75)	(780)	—

Net income (loss) attributable to common stockholders	$335	$485	$792	$(1,915)

Basic number of weighted-average shares outstanding	12,908,068	25,567,700	12,911,089	17,247,149

Basic net income (loss) per share attributable to common stockholders	$0.03	$0.02	$0.06	$(0.11)

Diluted income (loss) per share calculation:
Net income (loss) attributable to common stockholders	$335	$485	$792	$(1,915)
Plus: Preferred stock dividends	—	—	—	—
Plus: Net income allocated to participating preferred stock	—	—	—	—

Net income (loss) attributable to common stockholders	$335	$485	$792	$(1,915)

Basic number of weighted-average shares outstanding	12,908,068	25,567,700	12,911,089	17,247,149
Effect of dilutive shares:
Options to purchase common stock	372,846	768,393	340,145	—
Common warrants	277,957	12,558	271,557	—

Diluted number of weighted-average shares outstanding	13,558,871	26,348,651	13,522,791	17,247,149

Diluted net income (loss) per share attributable to common stockholders	$0.02	$0.02	$0.06	$(0.11)

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Options to purchase common stock	53,000	83,000	53,000	5,101,003
Convertible preferred securities	12,702,634	—	12,702,634	—
Common warrants	—	—	—	1,388,888

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

18.	Commitments and Contingencies

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

On July 8, 2010, the Company and Fetter Logic agreed to dismiss their respective lawsuits. In connection with this settlement, none of the parties was required to make any payments to any other party, the Company relinquished its ownership interest in Fetter Logic, as well as operating receivables for services the Company provided during the term of the operating agreement and its rights under a promissory note issued to the Company in December 2009 in connection with its redemption of a portion of its ownership interest in Fetter Logic. In addition, the Company has the right to use any intellectual property developed or obtained by the Company in connection with the operating agreement. For the three months and nine months ended September 30, 2010, the Company incurred legal fees of $85 and $1,933, respectively related to this matter.

The Company is also involved in other litigation arising in the ordinary course of its business. The Company does not believe that the outcome of any of the aforementioned proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its results of operations, financial condition, cash flows or business.

19.	Major Customers

Two customers accounted for the following percentage of the Company’s fees receivable:

	December 31, 2009	September 30, 2010
Customer A	52%	40%
Customer B	—	26%

One customer accounted for the following percentage of the Company’s revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Customer A	34%	31%	31%	32%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or other comparable terminology. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations.

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in Part II under “Risk Factors”; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this quarterly report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

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

Revenues

Overview

We earn revenues primarily under two pricing models. First, a majority of our revenues are derived from fees charged as a percentage of the assets that are managed or administered on our technology platform by financial advisors. These revenues are recorded under revenues from assets under management or administration. Our asset-based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset-based fees accounted for approximately 74% and 77% of our total revenues for the three months ended September 30, 2009 and 2010, respectively and 72% and 77% of our total revenues for the nine months ended September 30, 2009 and 2010, respectively. The percentage of our total revenues represented by asset-based fees was lower in 2009 than in 2010 principally due to the significant decline in the market value of the assets on our technology platform resulting from fluctuations in the securities markets, particularly from September 2007 to March 2009. U.S.-based equities appreciated significantly during the second half of 2009 and in the first quarter of 2010 and contributed to an increase in our assets under management or administration, and our resulting revenues from asset-based fees, during the first nine months of 2010. In future periods, the percentage of our total revenues attributable to asset-based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant license agreements, the mix of assets under management, or AUM, and assets under administration, or AUA, and other factors.

Second, we generate revenues from recurring, contractual licensing fees for providing access to our technology platform, generally from a small number of enterprise clients. These revenues are recorded under revenues from licensing and professional services. Licensing fees are generally fixed in nature for the contract term and are based on the level of investment solutions and services provided, rather than on the amount of client assets on our technology platform. Licensing fees accounted for 24% and 19% of our total revenues for the three months ended September 30, 2009 and 2010, respectively. Licensing fees accounted for 25% and 20% of our total revenues for the nine months ended September 30, 2009 and 2010, respectively. Fees received in connection with professional services accounted for the remainder of our total revenues.

The following table provides information regarding the amount of assets utilizing our platform, financial advisors and investor accounts in the periods indicated. The data shown below beginning June 30, 2010, include the implementation of the FundQuest business on our technology platform.

	As of
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$9,754	$10,269	$10,916	$10,863	$12,352
Assets Under Administration (AUA)	26,283	27,322	29,580	42,555	46,655

Subtotal AUM/A	36,037	37,591	40,496	53,418	59,007
Licensing	49,161	51,450	54,135	53,199	67,343

Total Platform Assets	$85,198	$89,041	$94,631	$106,617	$126,350

Platform Accounts
AUM	43,441	48,541	49,020	52,477	56,094
AUA	126,311	126,634	136,335	222,482	229,154

Subtotal AUM/A	169,752	175,175	185,355	274,959	285,248
Licensing	506,663	510,865	545,299	550,651	574,903

Total Platform Accounts	676,415	686,040	730,654	825,610	860,151

Advisors
AUM/A	8,041	8,408	8,465	12,871	13,011
Licensing	5,501	5,542	5,740	6,505	6,609

Total Advisors	13,542	13,950	14,205	19,376	19,620

Note: certain 2009 data have been reclassified between AUM and AUA to conform to current presentation format.

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

For over 85% of our revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our technology platform as of the end of the prior quarter. For example, revenues from assets under management or administration recognized during the third quarter of 2010 were based on the market value of assets as of June 30, 2010. Our revenues from AUA or AUM are generally recognized ratably throughout the quarter based on the number of days in the quarter.

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

	Asset Rollforward - Three Months Ended September 30, 2010
	As of 6/30/2010	Gross Sales	Redemptions	Net Flows	Market Impact	As of 9/30/10
	(in millions except account data)
Assets under Management (AUM)	$10,863	$1,323	$(797)	$526	$963	$12,352
Assets under Administration (AUA)	42,555	4,376	(2,875)	1,501	2,599	46,655

Subtotal AUM/A	$53,418	$5,699	$(3,672)	$2,027	$3,562	$59,007

Fee-Based Accounts	274,959	25,137	(14,848)	10,289		285,248

	Asset Rollforward - Nine Months Ended September 30, 2010
	As of 12/31/09	Gross Sales	Redemptions	Net Flows	Market Impact	As of 9/30/10
	(in millions except account data)
Assets under Management (AUM)	$10,269	$4,123	$(2,318)	$1,805	$278	$12,352
Assets under Administration (AUA)	27,322	24,590	(6,065)	18,525	808	46,655

Subtotal AUM/A	$37,591	$28,713	$(8,383)	$20,330	$1,086	$59,007

Fee-Based Accounts	175,175	144,585	(34,512)	110,073		285,248

The increase in net flows and fee-based accounts in the three months and nine months ended September 30, 2010 was primarily a result of the implementation of FundQuest assets on to our technology platform and are classified as assets under administration. The mix of assets under management and assets under administration was as follows for the periods indicated:

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Assets under management (AUM)	27%	27%	20%	21%
Assets under administration (AUA)	73%	73%	80%	79%

	100%	100%	100%	100%

The percentage of assets under management as compared to assets under administration decreased as of September 30, 2010 compared to December 31, 2009 primarily a result of the implementation in the second quarter of 2010 of the FundQuest Incorporated (“FundQuest”), a subsidiary of BNP Paribas Investment Partners assets, which are classified as assets under administration. The nature and type of services requested by our customers are the key drivers in determining whether customer assets are classified as AUM or AUA. Therefore, we do not have direct control over the mix of AUM and AUA.

Revenues from licensing and professional services fees

Our revenues received under license agreements are recognized over the contractual term. In the three months ended September 30, 2009 and 2010, our revenues under license agreements were $4.7 million and $4.8 million, respectively. In the nine months ended September 30, 2009 and 2010, our revenues under license agreements were $13.9 million and $14.3 million, respectively.

To a lesser degree we also receive revenues from professional services fees by providing customers with certain technology platform software development services. In the three months ended September 30, 2009 and 2010, our revenues from professional services fees were $0.6 million and $0.8 million, respectively. In the nine months ended September 30, 2009 and 2010, our revenues from professional services fees were $1.7 million and $2.0 million, respectively. These revenues are generally recognized on a percentage-of-completion method basis, under which we recognize revenues based upon the number of hours spent providing the services in a given period as a percentage of our estimate for the total number of hours that will be required to complete our obligations under the contract.

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

Compensation and benefits

Compensation and benefits expenses primarily relate to employee compensation, including salaries, commissions, non-cash stock-based compensation, profit sharing, benefits and employer-related taxes. We expect that the majority of any increase in compensation and benefits expenses in the remainder of 2010 will arise in connection with additional non-cash stock-based compensation and increased headcount to support our growth strategy.

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

Recent Developments

FundQuest Agreement

In February 2010, we signed a seven-year platform services agreement with FundQuest. Pursuant to this agreement, we will provide FundQuest and its clients with our platform technology and support services, replacing FundQuest’s technology platform. FundQuest will continue to provide investment products to its clients.

In order to support the increase in assets under administration resulting from this agreement, we hired 20 staff from FundQuest to assist us with the ongoing administration of existing and new FundQuest customers. As a result, we expect total compensation and benefits expense, as a percentage of total revenues, to increase by approximately one percentage point.

In connection with this agreement, we agreed to make various payments to FundQuest during the contract term. These payments include an up-front payment upon completion of the conversion of FundQuest’s clients’ assets to our technology platform, five annual payments and a payment after the fifth year of the agreement calculated based on the average annual revenues we receive from FundQuest during the first five years of the contract term. Our current estimate of the present value of these payments is approximately $28.7 million. In connection with the agreement, we also issued FundQuest a warrant to purchase shares of our common stock, with an exercise price to be calculated as 120% of our initial public offering price per share of our common stock with an estimated fair value of $2.9 million. As a result of the closing of our initial public offering, the number of shares of common stock issuable to FundQuest under the warrant was determined to be 1,388,888 shares at an exercise price of $10.80 per share. The present value of all payments and the fair value of the warrant is being accounted for as customer inducement costs and is being amortized as a reduction to our revenues from assets under management or administration on a straight-line basis over the contract term of seven years.

We anticipate that our annual revenues will increase in proportion to the increase in assets under administration resulting from the agreement. The revenue we recognize under this agreement is net of customer inducement amortization of approximately $4.5 million per year. Additionally, we are recognizing approximately $0.8 million of imputed interest expense annually during the term of the agreement. Revenues, customer inducement costs and imputed interest expense may change over the contractual term based upon changes in the net flows relating to new and existing customer accounts and in the market value of customer assets.

In the three and nine months ended September 30, 2010, the company recognized customer inducement amortization of approximately $1.1 million and $1.9 million, respectively, and imputed interest expense of $0.2 million and $0.3 million, respectively, related to this agreement.

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

In connection with the closure of the Los Angeles office, we incurred pretax restructuring charges of approximately $0.1 million in the three months ended September 30, 2010 and $0.9 million in the nine months ended September 30, 2010. We expect to incur additional pretax restructuring charges of approximately $0.1 million in the remainder of 2010. Restructuring charges include expenses related to vacating rental office space, relocation expenses and severance charges. The closure of this office and related actions are expected to result in decreased costs in future periods.

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

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2010, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2009 and three months ended March 31, 2010 included in our Prospectus dated July 28, 2010.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

	Three Months Ended September 30,		Increase (Decrease)
	2009	2010	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$14,507	$19,001	$4,494	31%
Licensing and professional services	5,221	5,569	348	7%

Total revenues	19,728	24,570	4,842	25%

Operating expenses:
Cost of revenues	6,264	7,405	1,141	18%
Compensation and benefits	7,284	9,917	2,633	36%
General and administration	3,667	4,454	787	21%
Depreciation and amortization	1,167	1,451	284	24%
Restructuring charges	—	96	96	*

Total operating expenses	18,382	23,323	4,941	27%

Income from operations	1,346	1,247	(99)	(7)%

Other income (expense):
Interest income	54	34	(20)	(37)%
Interest expense	—	(193)	(193)	*
Unrealized gain (loss) on investments	9	7	(2)	(22)%

Total other income (expense)	63	(152)	(215)	(341)%

Income before income tax provision	1,409	1,095	(314)	(22)%
Income tax provision	563	470	(93)	(17)%

Net income	$846	$625	$(221)	(26)%

*	Not meaningful.

Revenues

Total revenues increased 25% from $19.7 million in the three months ended September 30, 2009 to $24.6 million in the three months ended September 30, 2010. The increase was primarily due to an increase in revenues from assets under management or administration of $4.5 million. Revenues from assets under management or administration comprised 74% and 77% of total revenue in the three months ended September 30, 2009 and 2010, respectively.

Assets under management or administration

Revenues earned from assets under management or administration increased 31% from $14.5 million in the three months ended September 30, 2009 to $19.0 million in the three months ended September 30, 2010. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2010, relative to the corresponding period in 2009. In the third quarter of 2010, revenues were positively affected by new account growth and positive net flows of AUM and AUA during the second quarter of 2010, partially offset by a decrease in the market value of AUM and AUA as of June 30, 2010.

New account growth and positive net flows of AUM and AUA resulted from continued efforts to increase the number of financial advisors and accounts on our technology platform and the implementation of the FundQuest assets onto our technology platform. The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 7,834 as of June 30, 2009 to 12,871 as of June 30, 2010 and the number of AUM or AUA client accounts increased from approximately 163,000 as of June 30, 2009 to approximately 275,000 as of June 30, 2010.

In the third quarter of 2009, revenues were negatively affected by the significant market decline that occurred during the first half of 2009, as our third quarter 2009 revenues were driven primarily by the value of AUM and AUA as of June 30, 2009.

Licensing and professional services

Licensing and professional services revenues increased 7% from $5.2 million in the three months ended September 30, 2009 to $5.6 million in the three months ended September 30, 2010. This increase was primarily due to an increase in professional services revenue of $0.2 million and an increase in licensing revenue of $0.1 million.

Cost of revenues

Cost of revenues increased 18% from $6.3 million in the three months ended September 30, 2009 to $7.4 million in the three months ended September 30, 2010, primarily due to an increase in revenues from assets under management or administration. As a percentage of total revenues, cost of revenues decreased from 32% in the three months ended September 30, 2009 to 30% in the three months ended September 30, 2010.

Compensation and benefits

Compensation and benefits increased 36% from $7.3 million in the three months ended September 30, 2009 to $9.9 million in the three months ended September 30, 2010, primarily due to an increase in salaries and commissions of $1.4 million related to an increase in headcount, an increase in non-cash stock based compensation expense of $0.4 million related to the grant of stock options effective the date of our initial public offering, an increase in profit sharing expense of $0.3 million and an increase in severance expense of $0.4 million. Headcount increased from an average of 408 in the three months ended September 30, 2009 to an average of 454 in the three months ended September 30, 2010, primarily due to the hiring of former FundQuest and B-Ready employees in the second quarter of 2010. As a percentage of total revenues, compensation and benefits increased from 37% in the three months ended September 30, 2009 to 40% in the three months ended September 30, 2010.

General and administration

General and administration expenses increased 21% from $3.7 million in the three months ended September 30, 2009 to $4.5 million in the three months ended September 30, 2010, primarily due to increases in communication, research and data services expense of $0.2 million, insurance and bank fees of $0.2 million, marketing expenses of $0.1 million, travel related expenses of $0.1 million and professional fees of $0.1 million. As a percentage of total revenues, general and administration expenses decreased from 19% in the three months ended September 30, 2009 to 18% in the three months ended September 30, 2010.

Depreciation and amortization

Depreciation and amortization expense increased 24% from $1.2 million in the three months ended September 30, 2009 to $1.5 million in the three months ended September 30, 2010, primarily due to an increase in fixed asset depreciation and amortization of $0.2 million. The increase in depreciation and amortization expense was primarily due to increases in computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization remained flat at 6% in both periods.

Restructuring charges

Effective March 31, 2010, we closed our Los Angeles office in order to more appropriately align and manage our resources and incurred restructuring charges of approximately $0.1 million in the three months ended September 30, 2010. These expenses primarily related to $0.1 million for relocation expenses and bonuses. We expect to incur an additional $0.1 million of expenses relating to the closure of our Los Angeles office during the remainder of 2010.

Interest expense

Interest expense increased from $0.0 million in the three months ended September 30, 2009 to $0.2 million in the three months ended September 30, 2010, primarily due to imputed interest on the payments due to FundQuest. See note 4 to the notes to the unaudited condensed consolidated financial statements.

Income tax provision

	Three Months Ended June 30,
	2009	2010
	(in thousands, unaudited)
Income tax provision	$563	$470
Effective tax rate	40.0%	42.9%

Our effective tax rate for the three months ended September 30, 2009 differs from the statutory rate primarily as a result of a change in state tax apportionment laws that affect the tax rate requiring a re-valuation of our deferred tax items and the effect of state taxes.

Our effective tax rate for the three months ended September 30, 2010 differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2010	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$40,430	$54,112	$13,682	34%
Licensing and professional services	15,699	16,337	638	4%

Total revenues	56,129	70,449	14,320	26%

Operating expenses:
Cost of revenues	17,694	22,123	4,429	25%
Compensation and benefits	21,118	27,190	6,072	29%
General and administration	10,854	16,645	5,791	53%
Depreciation and amortization	3,290	4,210	920	28%
Restructuring charges	—	915	915	*

Total operating expenses	52,956	71,083	18,127	34%

Income (loss) from operations	3,173	(634)	(3,807)	(120)%

Other income (expense):
Interest income	172	119	(53)	(31)%
Interest expense	—	(321)	(321)	*
Unrealized gain on investments	17	7	(10)	(59)%
Impairment of investments	(18)	—	18	(100)%

Total other income (expense)	171	(195)	(366)	(214)%

Income (loss) before income tax provision	3,344	(829)	(4,173)	(125)%
Income tax provision	1,233	664	(569)	(46)%

Net income (loss)	$2,111	$(1,493)	$(3,604)	(171)%

*	Not meaningful.

Revenues

Total revenues increased 26% from $56.1 million in the nine months ended September 30, 2009 to $70.4 million in the nine months ended September 30, 2010. The increase was primarily due to an increase in revenues from assets under management or administration of $13.7 million. Revenues from assets under management or administration comprised 72% and 77% of total revenue in the nine months ended September 30, 2009 and 2010, respectively.

Assets under management or administration

Revenues earned from assets under management or administration increased 34% from $40.4 million in the nine months ended September 30, 2009 to $54.1 million in the nine months ended September 30, 2010. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2010, relative to the corresponding periods in 2009. For the nine months ended September 30, 2010, revenues were positively affected by new account growth and positive net flows of AUM and AUA during the fourth quarter of 2009 through June 30, 2010, as well an increase in the market value of AUM and AUA from the fourth quarter of 2009 to June 30, 2010.

New account growth and positive net flows of AUM and AUA resulted from continued efforts to increase the number of financial advisors and accounts on our technology platform and the implementation of the FundQuest assets on to our technology platform. The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 7,771 as of December 31, 2008 to 12,871 as of June 30, 2010 and the number of AUM or AUA client accounts increased from approximately 159,000 as of December 31, 2008 to approximately 275,000 as of June 30, 2010.

In the nine months ended September 30, 2009, revenues were negatively affected by the significant market decline that occurred during the fourth quarter of 2008 and first quarter of 2009, as the revenue in the nine months ended September 30, 2009 were driven primarily by the value of AUM and AUA as of December 31, 2008, March 31, 2009 and June 30, 2010.

Licensing and professional services

Licensing and professional services revenues increased 4% from $15.7 million in the nine months ended September 30, 2009 to $16.3 million in the nine months ended September 30, 2010. This increase was due to an increase in licensing revenue of $0.4 million and an increase in professional services revenue of $0.3 million.

Cost of revenues

Cost of revenues increased 25% from $17.7 million in the nine months ended September 30, 2009 to $22.1 million in the nine months ended September 30, 2010, primarily due to an increase in revenues from assets under management or administration. As a percentage of total revenues, cost of revenues decreased from 32% in the nine months ended September 30, 2009 to 31% in the nine months ended September 30, 2010.

Compensation and benefits

Compensation and benefits increased 29% from $21.1 million in the nine months ended September 30, 2009 to $27.2 million in the nine months ended September 30, 2010, primarily due to an increase in salaries and commissions of $4.2 million related to an increase in headcount, an increase in non-cash stock based compensation expense of $0.5 million primarily due to the grant of stock options effective the date of our initial public offering, an increase in benefits and payroll taxes of $0.5 million, an increase in profit sharing expense of $0.5 million and an increase in severance expense of $0.4 million. Headcount increased from an average of 408 in the nine months ended September 30, 2009 to an average of 432 in the nine months ended September 30, 2010, primarily due to the hiring of former FundQuest and B-Ready employees in the second quarter of 2010. As a percentage of total revenues, compensation and benefits increased slightly from 38% in the nine months ended September 30, 2009 to 39% in the nine months ended September 30, 2010.

General and administration

General and administration expenses increased 53% from $10.9 million in the nine months ended September 30, 2009 to $16.6 million in the nine months ended September 30, 2010, primarily due to an increase in bad debt expense of $2.7 million in the nine months ended September 30, 2010 related to the uncollectible portion of accounts and notes receivable from Fetter Logic (see note 5 to the notes to the unaudited condensed consolidated financial statements) and increased legal fees related to the Fetter Logic litigation of $1.9 million (see note 18 to the notes to the unaudited condensed consolidated financial statements). As a percentage of total revenues, general and administration expenses increased from 19% in the nine months ended September 30, 2009 to 24% in the nine months ended September 30, 2010. Excluding bad debt expense of $2.7 million and legal fees of $1.9 million related to the Fetter Logic litigation, general and administration expenses as a percentage of total revenues would have been 17% in the nine months ended September 30, 2010.

Depreciation and amortization

Depreciation and amortization expense increased 28% from $3.3 million in the nine months ended September 30, 2009 to $4.2 million in the nine months ended September 30, 2010, primarily due to an increase in fixed asset depreciation and amortization of $0.7 million. The increase in depreciation and amortization expense was primarily due to increases in capitalized leasehold improvements and computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization remained flat at 6% in both periods.

Restructuring charges

Effective March 31, 2010, we closed our Los Angeles office in order to more appropriately align and manage our resources and incurred restructuring charges of approximately $0.9 million in the nine months ended September 30, 2010. These expenses related to vacating rental office space, relocation expenses and severance charges. We expect to incur an additional $0.1 million of expenses relating to the closure of our Los Angeles office during the remainder of 2010.

Interest expense

Interest expense increased from $0.0 million in the nine months ended September 30, 2009 to $0.3 million in the nine months ended September 30, 2010, primarily due to imputed interest on the payments due to FundQuest. See note 4 to the notes to the unaudited condensed consolidated financial statements.

Income tax provision

	Nine Months Ended September 30,
	2009	2010
	(in thousands, unaudited)
Income tax provision	$1,233	$664
Effective tax rate	36.9%	*

*	Not meaningful.

Our effective tax rate for the nine months ended September 30, 2009 differs from the statutory rate primarily as a result of a change in state tax apportionment laws that affect the tax rate requiring a re-valuation of our deferred tax items and the effect of state taxes.

Our effective tax rate for the nine months ended September 30, 2010 differs from the statutory rate primarily as a result of the establishment of a full income tax valuation allowance of the deferred tax asset created as a result of the write-off of notes receivable from Fetter Logic (see note 5 to the notes to the unaudited condensed consolidated financial statements) that is considered a capital loss for income tax purposes, as well as the effect of state taxes and permanent differences.

Non-U.S. GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands, unaudited)
Adjusted EBITDA	$2,722	$5,018	$7,031	$12,568
Adjusted operating income	1,555	3,567	3,741	8,358
Adjusted net income	975	2,126	2,472	5,143
Adjusted net income per share	0.03	0.07	0.07	0.16

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

“Adjusted net income” represents net income (loss) before non-cash stock-based compensation expense, impairment of investments, restructuring expense, severance, bad debt expense, customer inducement costs, imputed interest expense and litigation related expense. Reconciling items are tax effected using the income tax rates in effect on the applicable date.

“Adjusted net income per share” represents adjusted net income attributable to common stockholders divided by the diluted number of weighted-average shares outstanding.

Our Compensation Committee of the Board of Directors and our management use adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share:

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

We also present adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of customer inducement costs, impairment of investments, impairment of goodwill, litigation-related expense, bad debt expense, severance, unrealized income (loss) on investments, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA, adjusted operating income and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

We believe adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share as supplemental measures to evaluate the overall performance of companies, and we anticipate that our investor and analyst presentations will include adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share.

Adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under U.S. GAAP. In particular you should consider:

•

Adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share do not reflect non-cash components of employee compensation;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2009 and 2010 we had cash income tax payments of $0.2 million and $0.1 million in the nine months ended September 30, 2009 and 2010, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA, adjusted net income and adjusted net income per share to net income and net income per share, the most directly comparable U.S. GAAP measure, and adjusted operating income to income from operations, the most directly comparable U.S. GAAP measure. Further, our management also reviews U.S. GAAP measures and evaluates individual measures that are not included in some or all of our non-U.S. GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands, unaudited)
Net income (loss)	$846	$625	$2,111	$(1,493)
Add (deduct):
Interest income	(54)	(34)	(172)	(119)
Interest expense	—	193	—	321
Income tax provision	563	470	1,233	664
Depreciation and amortization	1,167	1,451	3,290	4,210
Stock-based compensation expense	209	584	568	1,108
Unrealized (gain) loss on investments	(9)	(7)	(17)	(7)
Impairment of investments	—	—	18	—
Restructuring charges (excluding severance)	—	96	—	819
Severance	—	409	—	533
Bad debt expense	—	—	—	2,668
Customer inducement costs	—	1,146	—	1,931
Litigation related expense	—	85	—	1,933

Adjusted EBITDA	$2,722	$5,018	$7,031	$12,568

The following table sets forth the reconciliation of income (loss) from operations to adjusted operating income based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands, unaudited)
Income (loss) from operations	$1,346	$1,247	$3,173	$(634)
Add:
Stock-based compensation expense	209	584	568	1,108
Restructuring charges (excluding severance)	—	96	—	819
Severance	—	409	—	533
Bad debt expense	—	—	—	2,668
Customer inducement costs	—	1,146	—	1,931
Litigation related expense	—	85	—	1,933

Adjusted operating income	$1,555	$3,567	$3,741	$8,358

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 *	2010 *	2009 *	2010 *
Net income (loss)	$846	$625	$2,111	$(1,493)
Add:
Stock-based compensation expense	129	350	350	663
Impairment of investments	—	—	11	—
Restructuring charges (excluding severance)	—	58	—	490
Severance	—	245	—	319
Bad debt expense	—	—	—	2,668
Customer inducement costs	—	686	—	1,155
Imputed interest expense	—	111	—	185
Litigation related expense	—	51	—	1,156

Adjusted net income	975	2,126	2,472	5,143
Less: Preferred stock dividends	(181)	(65)	(539)	(422)
Less: Net income allocated to participating preferred stock	(394)	(276)	(959)	(1,718)

Adjusted net income attributable to common stockholders	$400	$1,785	$974	$3,003

Basic number of weighted-average shares outstanding	12,908,068	25,567,700	12,911,089	17,247,149
Effect of dilutive shares:
Options to purchase common stock	372,846	768,393	340,145	921,838
Common warrants	277,957	12,558	271,557	119,511

Diluted number of weighted-average shares outstanding	13,558,871	26,348,651	13,522,791	18,288,498

Adjusted net income per share	$0.03	$0.07	$0.07	$0.16

*	Adjustments, excluding bad debt expense, are tax effected using income tax rates as follows: for 2009—38.4%; for 2010—40.2%.

Liquidity and Capital Resources

Since our inception, our operations have been financed through cash flows from operations and private sales of our capital stock. Through September 30, 2010, we had received net cash proceeds of approximately $113 million through equity financings and from the exercise of options to purchase our common stock. As of September 30, 2010, we had total cash and cash equivalents of $63.6 million compared to $31.5 million as of December 31, 2009.

Additionally, in connection with our initial public offering of common stock (including the exercise of the underwriter’s overallotment option), we received net proceeds of approximately $42.1 million, after deducting underwriting discounts and commissions and offering costs, which is included in the $63.6 million noted above.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Nine Months Ended September 30,
	2009	2010
	(In thousands, unaudited)
Net cash provided by (used in) operating activities	$3,880	$(3,981)
Net cash (used in) investing activities	(3,825)	(4,336)
Net cash provided by (used in) financing activities	(245)	40,357
Net increase (decrease) in cash and cash equivalents	(190)	32,040
Cash and cash equivalents, end of period	28,255	63,565

Operating Activities

Net cash provided by (used in) operating activities for the nine months ended September 30, 2010 decreased by $7.9 million compared to the same period in 2009, primarily due to an upfront payment of $10.3 million to FundQuest in the nine months ended September 30, 2010 (see note 4 to the notes to the unaudited condensed consolidated financial statements), partially offset by an increase in non-cash bad debt expense of $2.7 million in the nine months ended September 30, 2010 related to the uncollectible portion of accounts and notes receivable from Fetter Logic (see note 5 to the notes to the unaudited condensed consolidated financial statements).

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 increased by $0.5 million compared to the same period in 2009. Cash disbursements in 2010 and 2009 totaled $4.3 million and $3.5 million, respectively, for purchases of property and equipment and capitalization of internally developed software. Additionally, the company acquired B-Ready and M3 for cash totaling $0.9 million offset by proceeds from the repayment of notes receivable of $1.0 million.

Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2010 increased by $40.6 million compared to the same period in 2009, primarily due to the receipt of net proceeds of $42.1 million from our initial public offering after deducting underwriting discounts and offering costs, net proceeds of $1.5 million from the exercise of warrants and net proceeds of $1.3 million from the exercise of stock options, partially offset by $3.2 million used in purchases of our common stock in 2010. In 2009, we purchased $0.2 million of our common stock.

We believe that our current level of cash generation, together with our existing current assets and the net proceeds from our initial public offering will adequately support our operations and capital expenditures over the next 12 months.

Commitments

The following table sets forth information regarding our contractual obligations as of September 30, 2010:

	Payments Due by Period
	Total	Remainder of 2010	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases (1)	$35,257	$721	$5,719	$6,964	$21,853
Customer inducement payments	21,189	—	2,000	2,000	17,189
Note payable	300	—	300	—	—

Total	$56,746	$721	$8,019	$8,964	$39,042

(1)	We lease facilities under non-cancelable operating leases expiring at various dates through 2020.

The table above does not reflect the following:

•	Amounts estimated for uncertain tax positions since the timing and likelihood of such payments cannot be reasonably estimated.

•

Voluntary employer matching contributions to our defined contribution benefit plans since the amount cannot be reasonably estimated. For the years ended December 31, 2007, 2008 and 2009, we made voluntary employer matching contributions of $0.2 million, $0.4 million and $0.4 million, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangement guidance. The first change relates to the determination of when individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605. In addition, this guidance requires hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and nine months ended September 30, 2010, 77% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three months ended September 30, 2010, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $0.1 million to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in a $0.1 million increase to pre-tax earnings. For the nine months ended September 30, 2010, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $0.3 million to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in a $0.2 million increase to pre-tax earnings.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

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

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 8, 2010, the parties to the aforementioned litigation agreed to dismiss their respective lawsuits. In connection with this settlement, none of the parties was required to make any payments to any other party, we relinquished our ownership interest in Fetter Logic, as well as operating receivables for services we provided during the term of the operating agreement and our rights under a promissory note issued to us in December 2009 in connection with our redemption of a portion of our ownership interest in Fetter Logic. In addition, we have the right to use any intellectual property developed or obtained by us in connection with the aforementioned operating agreement.

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

For the years ended December 31, 2007, 2008 and 2009 and for the three months ended September 30, 2009 and 2010 and for the nine months ended September 30, 2009 and 2010, revenues associated with our relationship with our single largest client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 14%, 27%, 31%, 34%, 31%, 31% and 32% respectively, of our total revenues and our ten largest clients accounted for 58%, 63%, 66%, 67%, 64%, 66%, and 63% respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. Our license agreement with Fidelity does not have a specified term, but the license fee payments made to us by Fidelity under the license agreement cease on December 31, 2011. At such time, we will still receive ongoing platform services fees through the Fidelity relationship based upon usage, which include fees for ongoing technology services and software updates. A majority of our agreements with financial advisors generally provide for termination at any time. If our contractual relationship with Fidelity were to terminate, or if a significant number of our most important clients were to terminate their contracts with us and we were unable to obtain a significant number of new clients, our results of operations, financial condition or business could be materially adversely affected.

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

Asset-based fees make up a significant portion of our revenues and several of our largest clients pay us on this basis. Asset-based fees represented 88%, 78%, 73%, 74% and 77% of our total revenues in the fiscal years ended December 31, 2007, 2008 and 2009 and in the three months ended September 30, 2009 and 2010, respectively and 72% and 77% in the nine months ended September 30, 2009 and 2010, respectively. In addition, as a result of the current trend of increased use of financial advisors by individual investors, we expect that asset-based fees will account for an increasing percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a mutual fund or other investment solution. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset-based fees could be materially adversely affected.

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

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for some of our investment solutions and services, rapid technological change. Changing client demands, new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services and investment solution and service enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development expenditures of $4.2 million, $4.5 million, $4.5 million, $0.3 million, $0.3 million, $1.0 million and $1.0 million in the years ended December, 31, 2007, 2008 and 2009, in the three months ended September 30, 2009 and 2010, and in the nine months ended September 30, 2009 and 2010, respectively. We expect that our technology development expenditures will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

Risks Related to our Common Stock

Our share price may be volatile, and the value of an investment in our common stock may decline.

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in July 2010 at a price of $9.00 per share, our closing stock price has ranged from $9.90 to $12.05 in the period August 1, 2010 to September 30, 2010. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

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

Our directors and executive officers, together with members of their immediate families, as a group, beneficially own, in the aggregate, approximately 32% of our outstanding capital stock as of September 30, 2010. As a result, when acting together, this group has the ability to exercise significant influence over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. The interests of our insider stockholders may not be aligned with the interests of our other stockholders and conflicts of interest may arise. In addition, the concentration of our shares may have the effect of delaying, deterring or preventing significant corporate transactions which may otherwise adversely affect the market price of our shares.

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

Item 2.	Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

None.

(c) Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicaly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2010 through July 31, 2010	—	$—	—	$—
August 1, 2010 through August 31, 2010	2,506	10.02	—	—
September 1, 2010 through September 30, 2010	9,020	10.49	—	—

Use of Proceeds

The Form S-1 Registration Statement (File No. 333-165717) relating to our initial public offering was declared effective by the Securities and Exchange Commission on July 28, 2010, and the offering commenced July 29, 2010 and was completed on August 3, 2010.

The net offering proceeds from our initial public offering on July 28, 2010 have been invested into a money market account. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)	Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2010.

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