Form 10-K
period 2010-12-31
ENVESTNET, INC.
filed 2011-03-18
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34835

Envestnet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1409613
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

35 East Wacker Drive, Suite 2400, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(312) 827-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered: NYSE
Common stock, par value $0.005 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There was no public market for the registrant’s common stock on June 30, 2010.

As of March 16, 2011, 31,432,551 shares of the common stock with a par value of $0.005 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2011 Annual Meeting of Stockholders to be held May 19, 2011, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or other comparable terminology. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations.

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in Part I under “Risk Factors”; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this annual report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this annual report on Form 10-K completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our consolidated financial statements and the related notes included elsewhere in this annual report. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Item 1. Business

General

We are a leading independent provider of wealth management solutions to financial advisors and institutions. Through our wealth management offerings, including Envestnet Advisor Suite™ and Envestnet | PMC, our asset management arm, we deliver a Web-based gateway to expert, objective, integrated wealth management solutions. By integrating a wide range of investment solutions and services, our technology platform provides financial advisors with the flexibility to address their clients’ needs. We work with financial advisors who are independent, as well as those who are associated with small or mid-sized financial advisory firms and larger financial institutions, which we refer to as enterprise clients. We focus our technology development efforts and our sales and marketing approach on addressing financial advisors’ front-, middle- and back-office needs. We believe that our investment solutions and services allow financial advisors to be more efficient and effective in the activities critical to their businesses by facilitating client interactions, supporting and enhancing portfolio management and analysis, and enabling reliable account support and administration. In addition, we are not controlled by a financial institution, broker-dealer or other entity operating in the securities or wealth management industry, which we believe affords us a greater level of independence and impartiality.

Our centrally-hosted technology platform provides financial advisors with the flexibility to choose freely among a wide range of investment solutions, services, investment managers and custodians to identify those that are most appropriate for their clients. Given the flexibility of choice it provides, we refer to our technology platform as having “open architecture”. In addition, our technology platform allows us to add new or upgrade existing features and functionality as the industry and financial advisors’ needs evolve. For instance, in 2010 we added a “unified managed household” solution that empowers advisors to report and consult on clients’ accounts that are managed by other institutions or advisors.

Our technology platform provides financial advisors with the following:

•

A series of integrated services to help them better serve their clients, including risk assessment and selection of investment strategies, asset allocation models, research and due diligence, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi-custodian performance reporting and communication tools, as well as access to a wide range of leading third-party asset custodians;

•	Web-based access to a wide range of technology-enabled investment solutions, including:

•	separately managed accounts, or SMAs, which allow advisors to offer their investor clients a customized, professionally managed portfolio of securities with a personalized tax basis;

•	unified managed accounts, or UMAs, which are similar to SMAs but allow the advisor to use different types of investment vehicles in one account;

•	advisor-directed portfolios, where advisors create, implement and maintain their own investment portfolio models to address specific client needs; and

•	mutual funds and portfolios of exchange-traded funds, or ETFs; and

•

Access to a broad range of investment managers and investment strategists, which allow advisors to use the research and recommendations of other investment experts, as well as to our internal investment management and portfolio consulting group, Portfolio Management Consultants, or PMC.

PMC primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of proprietary investment solutions and products. PMC’s investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and ETF portfolios.

While our technology platform is designed for financial advisors working at any size and type of financial services firm, we target our sales and marketing efforts towards:

•	Independent financial advisors that are part of small to mid-sized financial advisory firms; and

•

Enterprise clients. In some cases, enterprise clients establish relationships with more than one platform provider, allowing their financial advisors to choose the technology platform that best supports their needs. In these cases, we focus our sales efforts on the firm’s affiliated financial advisors to demonstrate the distinguishing features of our technology solutions and to work with them on transitioning their assets onto our technology platform. Other enterprise clients hire us to be their exclusive technology platform provider, and all financial advisors with that firm will transition their client accounts to our technology platform.

Our small to mid-sized customers include registered investment advisors, or RIAs, which are financial advisors registered with a state securities commissioner and/or the Securities and Exchange Commission, or SEC, and who typically receive fees based on a percentage of the client assets they manage, independent broker-dealers, or IBDs, which provide processing and oversight for their affiliated financial advisors who are registered with the Financial Industry Regulatory Authority, or FINRA, and dually registered advisors, which are financial advisors registered with both the SEC and FINRA.

We earn revenues primarily under two pricing models. First, a majority of our revenues are derived from fees charged as a percentage of the assets that are managed or administered on our technology platform by financial advisors. Our asset-based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset-based fees accounted for approximately 78%, 73% and 77% of our total revenues for the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, approximately $64 billion of investment assets for which we receive asset-based fees were managed or administered utilizing our technology platform by approximately 13,800 financial advisors in approximately 307,000 investor accounts.

Second, we generate revenues from recurring, contractual licensing fees for providing access to our technology platform, generally from a small number of enterprise clients. Licensing fees are generally fixed for the contract term and are based on the level and types of investment solutions and services provided, rather than on the amount of client assets on our technology platform. Generally, our licensing contracts range from two to five years and have annual renewal provisions. Licensing fees accounted for 19%, 24% and 20% of our total revenues for the years ended December 31, 2008, 2009 and 2010, respectively. Fees received in connection with professional services accounted for the remainder of our total revenues. As of December 31, 2010, approximately $76 billion of investment assets for which we receive licensing fees for utilizing our technology platform were serviced by approximately 7,700 financial advisors through approximately 604,000 investor accounts.

For over 85% of our asset-based fee arrangements, we bill customers at the beginning of each quarter based on the market value of customer assets on our technology platform as of the end of the prior quarter, providing for a high degree of visibility for the current quarter. Furthermore, our licensing fees are highly predictable because they are generally set in multi-year contracts providing longer term visibility regarding a portion of our total revenues.

The following table sets forth the assets that were managed or administered on our technology platform by financial advisors as of the end of the quarters indicated:

The following table sets forth the number of accounts with assets under assets under management or administration serviced through our technology platform as of the end of the quarters indicated:

The following table sets forth as of the dates indicated the number of financial advisors that had client accounts on our technology platform:

We were founded in 1999 and through organic growth and strategic transactions we have grown to become a leading independent provider of technology-enabled, Web-based investment solutions and services to financial advisors. Our headquarters are located in Chicago and we have offices in New York, Denver, Sunnyvale (CA), Boston, Charlotte (Landis, NC) and Trivandrum, India.

Our Market Opportunity

The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household and non-profit organization financial assets totaled $45.7 trillion as of September 30, 2010, up from $44.3 trillion in 2009 and $33.3 trillion in 2003. According to Cerulli Associates, an industry research firm, as of December 31, 2009, $9.5 trillion of assets were professionally managed for retail investors compared to $6.8 trillion as of December 31, 2003. In addition, according to Cerulli Associates, in 2009, there were approximately 334,000 financial advisors registered with FINRA or the SEC that were focused on retail investors.

In addition to experiencing significant growth in financial assets, the wealth management industry is characterized by a number of important trends, including those described below, which we believe create a significant market opportunity for technology-enabled investment solutions and services like ours.

Increased prevalence of independent financial advisors. Based on industry news reports, we believe that over the past several years an increasing percentage of financial advisors have elected to leave large financial institutions and start their own financial advisory practices or move to smaller, more independent firms. In 2010, according to the Investment News database called “Advisors on the Move,” $79 billion in assets shifted advisory channels. The independent channel was the only channel to realize asset gains (approximately $16 billion). Wirehouses, regional broker-dealers, insurance and bank broker-dealers all experience net asset outflows.

These independent firms include IBDs for FINRA-registered financial advisors, RIAs working as sole practitioners or as part of small firms with SEC registrations, and dually registered financial advisors. We believe, based on our industry experience, that this trend was accelerated in the past two to three years as a result of the reputational harm suffered by several of the largest financial institutions during the recent financial crisis. In particular, according to Cerulli Associates, an estimated 40% of financial advisors were considered independent in 2009, and 47% of financial advisors will be independent by the end of 2014, implying that the percentage of financial advisors employed by large financial institutions (wirehouse, regional, insurance and bank) will shrink from 60% in 2009 to 53% in 2014.

Moreover, according to projections by Cerulli Associates, the percentage of assets invested by retail clients with independent financial advisors is expected to rise from 30% in 2007 to 37% in 2012, while the wirehouse market share will shrink from 48% in 2007 to 33% in 2012.

Increased reliance on technology among independent financial advisors. In order to compete effectively in the marketplace, independent financial advisors are increasingly relying on technology service providers to help them provide comparable services cost effectively and efficiently, according to Cerulli Associates. In addition, IBDs and RIA firms have been incented to enhance the sophistication of their technology platforms in order to attract financial advisors from larger financial institutions, according to Cerulli Associates. In addition, we believe, based on a report from Cerulli Associates, that financial advisors generally favor technology solutions that enable them to spend more time on asset allocation, fund and manager selection and client interaction, rather than on administrative or technology-related activities. Based on a report from Cerulli Associates, we believe that advanced technological support is a key driver for growth in an independent financial advisor’s business. For example, an advanced technology platform with fully integrated tools helps reduce the need for the manual processing of data and the use of multiple incompatible technology applications, allowing financial advisors to spend more time interacting with their clients, while also potentially allowing the financial advisor to reduce technology-related costs.

Increased use of financial advisors. We believe, based on an analysis done by Cerulli Associates, that the recent significant volatility and increasing complexity in securities markets have resulted in increased investor interest in receiving professional financial advisory services. According to Cerulli Associates, 56% of households use one or more financial advisors. Following the market recession and amidst low confidence ratings for advisors, investors are increasingly implementing additional advisory relationships as a method to test drive advisors in order to compare performance and service. Independent financial advisors are well positioned to attract clients interested in managed account solutions over the next three years. According to Cerulli Associates, from December 31, 2002 to June 30, 2010, retail managed account assets with independent financial advisor accounts grew from 17% to 27% of total separate account assets. In addition, according to Cerulli Associates, financial advisors that serve as portfolio managers have had their assets under management grow at a compound annual growth rate of 25% from $62 billion in 2002 to $351 billion as of June 30, 2010.

Increased use of fee-based investment solutions. Retail investor assets in managed accounts exceeded $2 trillion in September 2010. Based on our industry experience, we believe that in order for financial advisors to effectively manage their clients’ assets, we believe they are utilizing account types that offer the flexibility to choose among the widest range of investment solutions. Financial advisors typically charge their clients fees for these types of flexible accounts based on a percentage of assets rather than on a commission or other basis. According to Cerulli Associates, the percentage of commission-only financial advisors declined from 18% in 2003 to 11% in 2010. In addition, according to information provided by the Securities Industry and Financial Markets Association, revenues from asset management fees (fee based revenue) increased at a compound annual growth rate of approximately 11% from 1990 to 2010, while revenues based on commissions increased at a compound annual growth rate of approximately 5% during the same period. Based on these trends, we believe that financial advisors will increasingly require a sophisticated technology platform to support their changing practice patterns and their ability to address their clients’ needs.

More stringent standards applicable to financial advisors. In light of the economic crisis and related securities market volatility in 2008 and 2009, we believe that there will be increased attention on investor consumer protection, whether as a result of regulatory changes, voluntary industry initiatives or competitive dynamics. Increased scrutiny of financial advisors to ensure compliance with current laws, coupled with the possibility of new laws focused on a fiduciary standard, may require changes to the way financial advisors offer advice. In order to adapt to these changes, we believe that financial advisors will benefit from utilizing a technology platform, such as ours, that allows them to address their clients’ wealth management needs, manage and memorialize decisions made throughout the process, and that assists them with recordkeeping and account monitoring.

Our Growth Strategy

We intend to increase our revenue and profitability by continuing to pursue the following strategies:

•

Increase the advisor base within our existing enterprise clients. Through the outreach and marketing activities of our regional sales and client service teams, we intend to continue the process of leveraging our existing enterprise client relationships to add new financial advisors to our technology platform. Generally, when we establish an enterprise client relationship, we are provided access to the client’s financial advisors and given the opportunity to move them to our technology platform. During the past five years, the number of financial advisors using our technology platform from existing enterprise clients has grown at a compound annual growth rate of 10%. Despite that growth, we have the opportunity to continue increasing the number of financial advisors we serve within our existing enterprise client relationships.

•

Extend the account base within a given advisor relationship. As our working relationships with our financial advisor customers develop over time, and through our sales and marketing efforts, we will seek to move more of their clients’ assets onto our technology platform. During the five year period ending December 31, 2010, the average number of AUM or AUA accounts per advisor on our technology platform has grown from approximately 11 to 22, an increase of 100%. As a result, total AUM or AUA accounts have grown at a compound annual growth rate of 45% from December 31, 2005 through December 31, 2010.

•

Expand the services we provide each advisor. In many cases, when we first enter into a client relationship with a financial advisor, the financial advisor utilizes some, but not all, of the investment solutions and services provided through our technology platform. Accordingly, through our sales and marketing efforts, we will continue to educate our financial advisor customers regarding our company in order to expand the scope of our investment solutions and services they employ.

•

Obtain new enterprise clients. New enterprise clients provide us with access to a large number of financial advisors that may be interested in utilizing our technology platform, as well as to the assets under management or administration that are managed by these financial advisors. In most cases, a new enterprise client will provide us with the opportunity to attract a large number of financial advisors to our technology platform over time. In other cases, new enterprise clients elect to convert all or a significant portion of the assets on their platform to our technology platform, with the financial advisors managing such assets migrating onto our platform at the time of the asset conversion. We believe that the current market opportunity for enterprise conversions is significant, particularly compared to recent historical levels. New enterprise clients also provide further opportunities to execute on the other strategies discussed above.

•

Continue to invest in our technology platform. To continue to attract and retain enterprise clients and financial advisors, and to deepen our relationships with them, we intend to continue to invest in our technology platform to provide financial advisors with access to investment solutions and services that address the widest range of the financial advisors’ front-, middle- and back-office needs. In the years ended December 31, 2008, December 31, 2009 and December 31, 2010, we had technology development expenditures totaling $4.9 million, $4.9 million and $5.6 million, respectively. We expect that we will have similar levels of technology development expenses in 2011. We will continue to invest to develop our technology platform to provide access to investment solutions and services from a wide range of leading third-party providers, while also continuing to enhance the investment solutions and services we offer through PMC.

•

Continue to pursue transactions and other relationships. Though we have no transactions planned currently, we intend to continue to selectively pursue acquisitions, investments and other relationships that we believe can significantly enhance the attractiveness of our technology platform or expand our client base. We characterize these acquisitions, investments and other relationships as either strategic or consolidating transactions. We pursue strategic transactions in order to add new functionality to our technology platform or to enhance our existing functionality. Consolidating transactions, such as our 2010 platform services agreement with FundQuest, present opportunities for us to utilize the operating efficiency that results from our significant scale of operations. We believe we have been successful historically in identifying and executing transactions that have complemented our business and allowed us to compete more effectively in our industry. Given our scale of operations and record of past transactions, we believe we are well positioned to engage in such transactions in the future.

Our Business Model

We believe that a number of attractive characteristics significantly contribute to the success of our business model, including:

•

Attractive business model with operating leverage. Because we have designed our systems architecture to accommodate growth in the number of advisors and accounts and to provide the flexibility to add new investment solutions and services, our technology platform and infrastructure allow us to grow our business efficiently, without the need for significant additional expenditures as assets grow and with low marginal costs required to add additional accounts and new investment solutions and services. Furthermore, once we have contracted with a financial advisor and transitioned the associated assets to our technology platform, we are able to add additional assets to our technology platform with minimal incremental costs. This enables us to generate substantial operating leverage during the course of our relationship with a financial advisor as the assets of the advisor’s clients grow, through the addition of advisors utilizing our technology platform and through the financial advisors’ use of additional investment solutions and services.

•

Recurring and resilient revenue base. The substantial majority of our revenues is recurring and is derived either from asset-based fees, which are billed at the beginning of each quarter and from fixed fees under multi-year license agreements. For the year ended December 31, 2010, we derived 77% and 23% of our total revenues from asset-based fees and from licensing and professional services revenues, respectively.

•

Strong customer retention. We believe that the breadth of access to investment solutions and the multitude of services that we provide allow financial advisors to address a wide range of their clients’ needs and, as a result, financial advisors are less likely to move away from our technology platform. Because a technology platform is involved in nearly all of a financial advisor’s activities needed to serve their clients, once a financial advisor has moved clients and their assets onto our technology platform, significant time, costs and/or resources would be required for the financial advisor to shift to another technology platform.

•

Favorable industry trends. As an independent provider of technology services to financial advisors, we believe we are well positioned to take advantage of favorable secular trends in the wealth management industry, particularly the growth in investable assets, the movement toward independent financial advisors and fee-based pricing structures and increased use of technology.

Our Technology Platform

Our proprietary Web-based technology platform provides financial advisors with access to investment solutions and services that address, in one integrated, centrally-hosted platform, what we believe, based on our knowledge of the industry, is the widest range of front-, middle- and back-office needs in our industry. The “open architecture” design of our technology platform provides financial advisors with flexibility in terms of the investment solutions and services they access, and configurability in the manner in which the financial advisors utilize particular investment solutions and services. The multitenant architecture of the platform ensures that this level of flexibility and customization is achieved without requiring us to create unique application “instances” for each client, thereby reducing the need for additional technology personnel and associated expenses. In addition, though our technology platform is designed to deliver a breadth of functions, financial advisors are able to select from the various investment solutions and services we offer, without being required to subscribe to or purchase more than what they believe is necessary.

The following provides a description of the investment solutions and services that financial advisors may access through our technology platform:

Broad Technology Service Offering with Multiple Access Points

Financial Planning and Risk Profiling. Our technology platform integrates with a number of financial planning tools such as Monte Carlo simulations, portfolio diagnostics and estate and retirement planning that enables financial advisors to create and implement a financial plan that is tailored to each client’s investment goals, risk tolerance and assets. For example, financial advisors can create a time-segmented distribution portfolio based on a client’s retirement goals. Each segment is constructed as an individual portfolio, with its own criteria for risk tolerance and investment objectives. Once created, the financial advisor can run goals-based reports to track the progress of the retirement investments.

Portfolio Analysis. Our technology platform provides financial advisors with a customizable risk tolerance questionnaire to complete with clients. The questionnaire assists financial advisors in understanding the investment objectives and preferences of their clients. Questionnaire content may be customized to reflect the client’s particular circumstances. The questionnaire also helps the financial advisor comply with applicable regulatory requirements regarding the suitability of investments and fiduciary obligations. Once the investment policy is established and implemented, financial advisors can receive risk and style drift alerts, enabling them to adjust their clients’ portfolios to ensure that the portfolios remain in compliance with their clients’ stated investment objectives and risk tolerance levels.

Asset Allocation Tools. Our technology platform provides financial advisors with significant flexibility in determining the appropriate asset allocation strategy for their clients at either the account or household level. The financial advisor may utilize asset allocation recommendations designed by the financial advisor, the financial advisor’s employer or affiliated financial institution, an outside third-party asset manager or recommendations that are provided through our technology platform. As further described below, through our technology platform’s overlay services, our PMC group can provide ongoing review and monitoring of asset allocation decisions in order to make adjustments that may be necessary to respond to changing market conditions or client circumstances.

Research and Due Diligence. Our technology platform provides financial advisors with extensive resources to research and review information relating to third-party asset managers, investment solutions and other related services that the financial advisor may elect to recommend to clients. Through our technology platform, the financial advisor may utilize research and due diligence capabilities that are provided by the advisor’s firm, third-party service providers or PMC. The information obtained through research and due diligence activities may be organized and presented in highly customizable formats depending on the needs of the financial advisor’s clients. Examples of such information include in-depth manager profiles, side-by-side manager comparison of performance and other portfolio statistics and product profiles highlighting performance versus the appropriate benchmark.

Portfolio Construction. Once investment objectives, risk tolerance and asset allocation have been determined, and the financial advisor has completed any necessary research and due diligence, our technology platform allows the financial advisor to select investment solutions using a wide range of portfolio construction tools. The portfolio construction process is highly flexible, allowing the financial advisor to select the investment solutions, including through the creation of model portfolios, or to engage outside investment managers to assist in, or completely undertake, portfolio construction.

Investment Program Selection. Once the investment solutions have been selected, our technology platform, through relationships we have established with a variety of investment managers, allows the financial advisor to access and choose from a wide range of investment programs, including separately managed accounts, unified managed accounts, third-party strategist programs, mutual fund and exchange-traded fund programs, and others, depending on the financial advisor’s assessment of the client’s needs. Because our technology platform supports nearly every investment program type that is currently available, financial advisors are able to keep more of a client’s assets on one technology platform, thereby simplifying the operation of their business, saving time and lowering costs.

PMC, Envestnet’s Portfolio Consulting Group. Our PMC group provides consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, including asset allocation modeling, asset manager and mutual fund due diligence, selection and ongoing monitoring, investment portfolio construction and overlay services, principally relating to ongoing portfolio management and asset allocation rebalancing. Our PMC group also creates proprietary investment solutions and products, including separate account strategies, multi-manager portfolios, mutual funds, mutual fund wrap and ETF asset allocation strategies.

Proposal Generation and Fee Calculation. Our technology platform provides financial advisors with a flexible proposal and presentation tool that is capable of creating highly customized documents. Presentations and proposals may be prepared utilizing the financial advisor’s personalized branding and content, while also integrating the client’s particular investment account information. In addition, extensive fee-related information may be prepared and included in such presentations or proposals.

Account Opening and Servicing. Once the financial advisor has entered the information necessary for generating account documents, the forms needed to open the account can be generated with information pre-populated, such as the client’s name and address, making the account-opening process less onerous for the end client. The forms are automatically generated with the investment proposal and are ready for the client’s signature. Once the documents are signed, the documents will be processed according to agreed-upon workflow procedures.

Custodial and Trading Interface. Our technology platform provides financial advisors with access to 14 third-party custodians, real-time data and Web-based service tools. In addition, the open architecture design of our technology platform allows us to respond to financial advisors’ needs that may not be currently addressed by our technology platform, including, for example, establishing relationships with additional custodians or third-party asset managers. Our technology platform also supports financial advisors through the management of account paperwork and by facilitating communications with any third-party asset managers that the financial advisor may have engaged.

Portfolio Overlay and Rebalancing. Once a financial advisor has created a client account and selected investment solutions and programs, our technology platform provides access to ongoing account management services, PMC portfolio managers review all PMC models and proprietary portfolios to determine when to rebalance across asset classes. Emphasis is placed on strict adherence to the paramaters set for each portfolio. In addition, we offer overlay services that can help enhance an advisor’s ability to carry out his or her fiduciary responsibility. These services include ongoing review of investment portfolios for compliance with asset allocation criteria, with rebalancing recommendations made as necessary, assistance with investment portfolio tax management and review of investment accounts to ensure that investment decisions are consistent with the client’s investment objectives. We also offer a socially responsible overlay (the Sustainability Platform) which the financial advisor may use to assist with maintain compliance with clients’ investment restrictions. These may include securities issued by specific companies or from issuers in certain industries that clients want to exclude from their investment accounts.

Reporting Solutions. Our technology platform is capable of producing highly configurable aggregated reports showing holdings, investment performance, capital gains and losses and other information for financial advisors to provide to their clients that can be downloaded, viewed on-line or printed. In addition, through our India operations, our technology platform provides financial advisors with access to client account data reconciled daily with records maintained by multiple custodians. Accordingly, when securities markets open each day, financial advisors have the most up-to-date account data available.

Billing and Account Administration. Our technology platform supports a wide range of fee and billing structures. These include breakpoint pricing, where lower fee rates are applied as asset levels meet or exceed pre-established thresholds, fees based on aggregated client funds across several accounts held by family members, fees tailored to different investment programs and investment solution types and other customized fee and billing arrangements. Account administration includes account set-up, asset manager set-up, account funding and back-office administration.

Compliance and Fiduciary Notes. Envestnet has created industry leading technology to help advisors and home offices track and maintain their own proprietary fiduciary process. Our technology platform includes configurable Fiduciary Oversight Notes (FONs) that help advisors understand implications of the decisions they make via educational text boxes, and then memorialize those decisions for client service and reporting. The FONs may be searched and reviewed by home offices or the advisors themselves.

Communication and Education. Based on our discussions with financial advisors, we believe that for financial advisors who operate within large financial institutions, the ability to communicate quickly and effectively with supervisors or firm management is important. Our technology platform provides supervisors or firm management with the ability to distribute to financial advisors notifications and announcements regarding changes to manager portfolios, platform maintenance, account activity and other related information. Resources are also available to assist financial advisors with practice management and education.

Portfolio Management Consultants

Our PMC group primarily engages in two sets of activities:

•

Consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs. The consulting services are focused on asset allocation modeling, asset manager and mutual fund due diligence, selection and ongoing monitoring, investment portfolio construction and overlay services, principally relating to ongoing portfolio management and asset allocation rebalancing.

•

Creation of proprietary investment solutions and products, including separate account strategies, multi-manager portfolios, mutual funds, mutual fund wrap and ETF portfolios. PMC’s investment solutions and products are discussed below.

PMC’s Investment Solutions and Products

PMC provides a wide range of investment solutions and products aimed at addressing different investor objectives and risk profiles. PMC’s investment solutions and products include:

•

Managed Account and Multi-Manager Portfolios. PMC provides financial advisors with access to SMAs, which allow advisors to offer their investor clients a customized, professionally-managed portfolio of securities with a personalized tax basis, manager blend portfolios, which utilize several asset managers to provide clients with diversification across multiple investment styles and asset classes within a single investment account, and multi-manager accounts, which provide clients, within a single investment account, with access to multiple separate account managers and mutual fund products in order to obtain diversification across asset classes, investment styles and investment products. PMC also conducts research and due diligence on a number of the separate asset managers to which it provides access.

•

Mutual Fund Portfolios. PMC offers a range of packaged mutual fund portfolios aimed at helping financial advisors address different client needs. These mutual fund portfolios include a series of products marketed under the “SIGMA Mutual Fund Solutions” brand, which provide for different allocations of a variety of equity- and fixed income-focused mutual funds tailored to address investors’ differing investment time horizons, portfolios of mutual funds marketed under the “PMC Select Portfolios” brand, which are tailored to be more attractive to smaller account sizes because they feature a full range of asset allocation targets built to meet various investment and risk levels in a single investment vehicle, portfolios of mutual funds marketed under the “PMC Enhanced Portfolio Strategies” brand, which offer asset class diversification strategies in a traditional mutual fund structure, and portfolios of mutual funds marketed under the “PMC Ultra Short Term Fixed Income” brand, which offer a fixed income portfolio aimed at providing investors with an attractive alternative to money market fund yields.

•

ETF Portfolios. PMC also offers pre-packaged portfolios of ETFs, ranging from products that simply track movements in a specified securities index to tailored products that are designed to outperform broad market indexes by focusing on expected increases in the value of securities issued by certain companies or issuers in specified industries.

Our Customers

Independent financial advisors that are working alone or as part of small to mid-sized financial advisory firms. Our principal value proposition aimed at independent financial advisors working alone or as part of small to mid-sized firms is that our technology platform allows them to compete effectively with financial advisors employed by large financial institutions. We provide independent financial advisors with access to as many or more of the investment solutions and services that are typically available to financial advisors working at the larger firms. An example of one our smaller independent financial advisor clients is Commonwealth.

Enterprise clients. We provide enterprise clients with a customized, private-labeled technology platform that enables them to support their affiliated financial advisors with a broad range of investment solutions and services. Our contracts with enterprise clients establish the applicable terms and conditions, including pricing terms, service level agreements and basic platform configurations. For the years ended December 31, 2008, 2009 and 2010, revenues associated with our relationship with our single largest enterprise client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 27%, 31% and 31%, respectively, of our total revenues. Though a loss of this client could have a material adverse effect on our results of operations, financial condition and business, in such event, we would evaluate the need to reduce costs and take other steps to attempt to mitigate the effects of the loss of such client. Such other steps may include, if necessary and appropriate, reduction of our operating expenses, including a reduction of our workforce. In the event that we were to lose Fidelity as a customer, though we would continue our ongoing efforts to attract new customers, we can provide no assurances that we would be successful in obtaining new customers that would replace all or any part of the revenues represented by our relationship with Fidelity. No other client accounted for more than 10% of our total revenues. Examples of our other enterprise clients include Northwestern Mutual, National Financial Partners, National Planning Holdings and Russell Investments.

Sales and Marketing

Our sales and marketing staff is divided into three teams. The Enterprise Sales team, made up of 11 employees, focuses on entering into agreements with enterprise clients. The Advisory Sales team has 8 regions, 27 employees and is focused on selling to the individual financial advisors of IBDs and entering into agreements with RIA firms pursuant to which the financial advisors agree to convert some or all of their clients onto our technology platform. Our third sales and marketing team has 8 employees from our PMC group. This team is focused on assisting financial advisors with constructing client portfolios and provides information regarding PMC’s proprietary investment solutions and products.

The principal aim of our marketing efforts is to create greater visibility of our company and provide thought leadership to the wealth management industry. Our marketing efforts are focused on our core markets: financial advisors and enterprise clients. We use advertising and public relations to communicate our message to these target markets. Examples of these marketing efforts include:

•	quotes in wealth management industry publications regarding our views on financial advisor trends and challenges;

•	advertising and other marketing materials promoting our investment solutions and services;

•	frequent participation in industry conferences and tradeshows, including events sponsored by our custodian partners, by making presentations and speaking on panels;

•	hosting conferences on wealth management solutions;

•	providing insights on industry trends through internal research and sponsoring and writing industry white papers; and

•	creating marketing tools for financial advisors to better communicate with their current and prospective clients.

To implement our marketing efforts, we generally employ paid print and online advertisements in a variety of industry publications, as well as promotions that include e-blast campaigns and sponsored webinars. We also partner with IBDs on direct mail campaigns targeting such firms’ financial advisors to describe the investment solutions and services that we offer, produce brochures and presentations for financial advisors to use with their clients and we create Internet pages or sites to promote our investment solutions and services.

Competition

We generally compete on the basis of several factors, including the breadth and quality of investment solutions and services to which we provide access through our technology platform, the number of custodians that are connected through our technology platform, the price of our investment solutions and services, the ease of use of our technology platform and the nature and scope of investment solutions and services that each client believes are necessary to address their needs. Our competitors offer a variety of products and services that compete with one or more of the investment solutions and services provided through our technology platform, although, based on our industry experience, we believe that none offer the same comprehensive set of products and services that we do. Our principal competitors include:

•

Custodians. A number of leading asset custodians, such as Pershing (a subsidiary of BNY Mellon Corporation) and The Charles Schwab Corporation, have expanded beyond their custodial businesses to also offer advisor trading tools that compete with our financial advisor-directed solutions.

•

Turnkey Asset Management Platform Providers. Providers of turnkey asset management platforms, including SEI Investments Company, Genworth Financial Inc. and Lockwood Advisors (a subsidiary of BNY Mellon Corporation), typically provide financial advisors with one or more types of products and services but generally offer fewer choices in terms of custodians, asset managers, technology features and functionality.

•

Providers of Specific Service Applications. A number of our competitors provide financial advisors with a product or service designed to address one specific issue or need, such as financial planning or performance reporting. While our technology platform also provides access to these investment solutions or services, financial advisors may elect to utilize a single application rather than a fully integrated platform.

Technology

Our technology platform features a three-tier architecture integrating a Web-based user interface, an application tier that houses the Java-based business logic for all of the platform’s functionality and a SQL Server database. The application tier resides behind load balancers which distribute the workload demands across our servers. We believe our technology design allows for significant scalability.

We devote significant resources to ensuring sufficient platform capacity and system uptime. In 2010, our actual uptime was 99.8%. We have achieved Type I and Type II SAS70 compliance with our platform and we maintain multiple redundancies, back up our databases and safeguard technologies and proprietary information consistent with industry best practices. We also maintain a comprehensive business continuity plan and company-wide risk assessment program that is consistent with industry best practices and that complies with applicable regulatory requirements.

We have historically made significant investments in platform development in order to enhance and expand our technology platform and expect to continue to make significant investments in the future. In the years ended December 31, 2008, December 31, 2009 and December 31, 2010, we incurred technology development expenditures totaling approximately $4.9 million, $4.9 million and $5.6 million, respectively. Of these expenditures, we capitalized approximately $1.7 million, $1.3 million and $1.3 million, respectively, as internally developed software. We expect to continue focusing our technology development efforts principally on adding strategic features to increase our market competitiveness, enhancements to improve operating efficiency and reduce risk and client-driven requests for new capabilities.

Intellectual Property and Proprietary Rights

We rely on a combination of trademark, copyright and trade secret protection laws to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information. We enter into confidentiality agreements with our employees, consultants, customers and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. In the normal course of business, we provide our intellectual property to third parties through licensing or restricted use agreements. We have proprietary know-how in algorithms, implementation and business on-boarding functions, along with a wide variety of applications software. We have registered the mark “ENVESTNET” with the U.S. Patent and Trademark Office. We also pursue the registration of certain of our other trademarks and service marks in the United States. In addition, we have registered our domain name, www.envestnet.com and www.fidurciaryopportunity.com with Register.com, Inc. and maintain several additional websites, such as www.envestnetpmc.com, investpmc.com and envestnetadvisor.com (registered with Network Solutions, LLC). We have established a system of security measures to protect our computer systems from security breaches and computer viruses. We have employed various technology and process-based methods, such as clustered and multi-level firewalls, intrusion detection mechanisms, vulnerability assessments, content filtering, antivirus software and access control mechanisms. We also use encryption techniques for data transmissions. We control and limit access to confidential and proprietary information on a “need to know” basis.

Regulation

Overview

The financial services industry is among the most extensively regulated industries in the United States. We operate investment advisory, broker-dealer and mutual fund businesses, each of which is subject to a specific regulatory scheme, including regulation at the Federal and state level, as well as regulation by self-regulatory organizations and non-U.S. regulatory authorities. In addition, we are subject to numerous laws and regulations of general application.

Our wholly-owned subsidiaries, Envestnet Asset Management, Inc., Portfolio Management Consultants, Inc. and Oberon Financial Technology, Inc. operate investment advisory businesses. These subsidiaries are registered with the SEC as “investment advisers” under the Advisers Act, and are regulated thereunder. As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 under the Investment Company Act. If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, it could have a substantial effect on our business. Envestnet Asset Management, Inc. serves as the investment adviser to four mutual funds. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act and the Investment Company Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, and detailed operating requirements, including restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees, and provide extensive and ongoing disclosure to clients. The application of these requirements to wrap fee programs is particularly complex and the SEC has in the past scrutinized firms’ compliance with these requirements. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Though we believe we are in compliance in all material respects with the requirements of the Advisers Act and the Investment Company Act and the rules and interpretations promulgated thereunder, our failure to comply with such laws, rules and interpretations could have a material adverse effect on us.

Portfolio Brokerage Services, Inc., or PBS, our broker-dealer subsidiary, is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934, or the Exchange Act, in all 50 states and the District of Columbia. In addition, PBS is a member of FINRA, the securities industry self-regulatory organization that supervises and regulates the conduct and activities of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA and the SEC conduct periodic examinations of the operations of its members, including PBS. Violation of applicable regulations can result in the suspension or revocation of a broker-dealer’s registration, the imposition of censures or fines and the suspension or expulsion of the broker-dealer from FINRA. PBS is subject to minimum net capital requirements under the Exchange Act, SEC and FINRA rules and conducts its business pursuant to the exemption from the SEC’s customer protection rule provided by Rule 15c3-3(k)(2)(i) under the Exchange Act. As of December 31, 2010, PBS was required to maintain a minimum of $100,000 in net capital and its actual net capital was $714,000.

Our regulated subsidiaries are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC, broad administrative powers. In the event of a failure to comply with these laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on the permissibility of our regulated subsidiaries and our other subsidiaries to engage in business for specified periods of time, censures, fines, and the revocation of registration as a broker-dealer or investment adviser, as applicable. Additionally, the securities laws applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.

Additional legislation and regulations, including those relating to the activities of investment advisers and broker-dealers, changes in rules imposed by the SEC or other regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability. Our businesses may be materially affected not only by regulations applicable to it as an investment adviser or broker-dealer, but also by regulations that apply to companies generally.

Investment Advisory Program, Conducted Under Rule 3a-4

Under the Investment Company Act, an issuer that is engaged in the business of investing, reinvesting or trading in securities may be deemed an “investment company,” in which case the issuer may be subject to registration requirements and regulation as an investment company under the Investment Company Act. In order to provide assurance that certain discretionary investment advisory programs would not be considered investment companies, the Securities and Exchange Commission adopted Rule 3a-4 under the Investment Company Act, which provides a non-exclusive safe harbor from the definition of an investment company for programs that meet the requirements of the rule. We conduct the following programs pursuant to the Rule 3a-4 safe harbor:

•	Separately managed accounts;

•	Unified managed accounts portfolios;

•	Mutual fund portfolios and exchange-traded funds’ portfolios; and

•	Advisor directed portfolios.

We believe that, to the extent we exercise discretion over accounts in any of these programs, these programs qualify for the safe-harbor because all of the programs have the following characteristics, which are generally required in order for a program to be eligible for the Rule 3a-4 safe harbor:

•	Each client account is managed on the basis of the client’s financial situation, investment objectives and reasonable client-imposed investment restrictions;

•

At the opening of the account, the client’s financial advisor obtains information from the client and provides us with the client’s financial situation, investment objectives and reasonable restrictions;

•

On no less than an annual basis, the client’s financial advisor periodically contacts the client to determine whether there have been any changes in the client’s financial situation or investment objectives, and whether the client wishes to impose any reasonable restrictions on the management of the account or reasonably modify existing restrictions. This information is communicated to us and reflected in our management of client accounts;

•

On a quarterly basis, we or another designated person (in most cases this will be the client’s financial advisor) notify the client to contact us or another designated person if there have been any changes to the client’s financial position or investment objectives or if the client wishes to impose any reasonable restrictions on the management of the account;

•	We, the client’s financial advisor and the manager of the client’s account, all of whom are knowledgeable about the account and its management, are reasonably available to the client for consultation;

•	All of the programs allow each client to impose reasonable restrictions on the management of his or her account;

•

On at least a quarterly basis, the client is provided with a statement containing a description of all activity in the client’s account during the preceding period, including all transactions made on behalf of the account, all contributions and withdrawals made by the client, all fees and expenses charged to the account, and the value of the account at the beginning and end of the period; and

•

For all of the programs, each client retains, with respect to all securities and funds in the client’s account, the right to withdraw securities or cash, vote securities, or delegate the authority to vote securities to another person, receive written confirmation or other notification of each securities transaction by the client’s independent custodian, and proceed directly as a security holder against the issuer of any security in the client’s account without the obligation to include us or any other client of the program in any such action as a condition precedent to initiating such proceeding.

Employees

As of December 31, 2010, we had 457 employees, including 88 in sales and marketing, 121 in engineering and systems, 196 in operations, 12 in investment management and research, and 40 in executive and corporate functions. Of these 457 employees, 185 were located in India. None of our employees is represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is satisfactory.

Executive Officers of the Registrant

The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
Judson Bergman	54	Chairman, Chief Executive Officer, Director
William Crager	47	President
Peter D’Arrigo	43	Chief Financial Officer
Scott Grinis	49	Chief Technology Officer
Shelly O’Brien	45	General Counsel
Charles Tennant	46	Chief Operating Officer
Brandon Thomas	47	Chief Investment Officer

Judson Bergman, Age 54. Mr. Bergman is the founder of our company and has served as our Chairman, Chief Executive Officer and a director since 1999. Prior to founding our company, Mr. Bergman was Managing Director at Nuveen Investments, Inc., or Nuveen, a diversified investment manager. Mr. Bergman serves as a trustee of RS Investment Trust and RS Variable Products Trust, registered investment companies. Mr. Bergman received an MBA in finance and accounting from Columbia University and a BA in English from Wheaton College. Mr. Bergman’s qualifications to serve on our Board of Directors are primarily based on his experience as the founder of our company, his familiarity with the financial services industry acquired through his experience at Nuveen and his education in finance and accounting.

William Crager, Age 47. Mr. Crager has served as our President since 2002. Prior to joining us, Mr. Crager served as Managing Director of Marketing and Client Services at Rittenhouse Financial Services, Inc., an investment management firm affiliated with Nuveen. Mr. Crager received an MA from Boston University and a BA from Fairfield University, with a dual major in economics and English.

Peter D’Arrigo, Age 43. Mr. D’Arrigo has served as our Chief Financial Officer since 2008. Prior to joining us, Mr. D’Arrigo worked at Nuveen where he served as Treasurer since 1999, as well as holding a variety of other titles after joining them in 1990. Mr. D’Arrigo received an MBA from the Northwestern University Kellogg Graduate School of Management and an undergraduate degree in applied mathematics from Yale University.

Scott Grinis, Age 49. Mr. Grinis has served as our Chief Technology Officer since 2004. Prior to joining us, Mr. Grinis co-founded Oberon Financial Technology, Inc., our subsidiary, prior to its acquisition by us. Mr. Grinis received a BS and an MS degree in electrical engineering from Stanford University.

Shelly O’Brien, Age 45. Ms. O’Brien has served as our General Counsel and Corporate Secretary since 2002. Prior to joining us, Ms. O’Brien was General Counsel and Director of Legal and Compliance for ING (U.S.) Securities, Futures & Options Inc., a broker-dealer, and futures commission merchant. Ms. O’Brien received a degree in political science from Northwestern University, a JD from Hamline University School of Law, and an LLM in taxation from John Marshall Law School.

Charles Tennant, Age 46. Mr. Tennant has served as our Chief Operating Officer since 2007. Prior to joining us, Mr. Tennant was the Chief Operating Officer of Ameriprise Financial’s brokerage clearing services group from 2003 to 2007. Mr. Tennant received a degree in management information systems from the University of South Florida.

Brandon Thomas, Age 47. Mr. Thomas is a Co-Founder of our company and has served as Chief Investment Officer and Managing Director of Portfolio Management Consultants, our internal investment management and portfolio consulting group, since 1999. Prior to joining us, Mr. Thomas was Director of Equity Funds for Nuveen. Mr. Thomas received an MBA from the University of Chicago, a JD from DePaul University and is a graduate of Brown University.

Item 1A.	Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized in this section when making investment decisions regarding our securities. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this section are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs on our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Business

We have experienced rapid revenue growth over the past several years, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources and any inability to maintain or manage our growth could have a material adverse effect on our results of operations, financial condition or business.

Our revenues during the five years ended December 31, 2010 have grown at a compound annual growth rate of 20%. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend on, among other things, our ability to successfully grow our total assets under management and administration and add additional clients. If we are unable to implement our growth strategy, develop new investment solutions and services and gain new clients, our results of operations, financial condition or business may be materially adversely affected.

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

There can be no assurance that we will be able to maintain or accelerate our growth, and any failure to do so could adversely affect our results of operations, financial condition or business.

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

We compete with many different types of companies that vary in size and scope, including Pershing LLC (a subsidiary of BNY Mellon Corporation), The Charles Schwab Corporation, SEI Investments Company,

Genworth Financial Inc. and Lockwood Advisors (a subsidiary of BNY Mellon Corporation) and which are discussed in greater detail under “Business—Competition” included in this Form 10-K. In addition, some of our clients have developed or may develop the in-house capability to provide the technology and/or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisors, obviating the need to hire us, and they may offer these services to third-party financial advisors or financial institutions, thereby competing directly with us for that business.

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

For the years ended December 31, 2008, 2009 and 2010, revenues associated with our relationship with our single largest client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 27%, 31% and 31% respectively, of our total revenues and our ten largest clients accounted for 63%, 66% and 62% respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. Our license agreement with Fidelity does not have a specified term, but the license fee payments made to us by Fidelity under the license agreement cease on December 31, 2011. At such time, we will still receive ongoing platform services fees through the Fidelity relationship based upon usage, which include fees for ongoing technology services and software updates. A majority of our agreements with financial advisors generally provide for termination at any time. If our contractual relationship with Fidelity were to terminate, or if a significant number of our most important clients were to terminate their contracts with us and we were unable to obtain a significant number of new clients, our results of operations, financial condition or business could be materially adversely affected.

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

Asset-based fees make up a significant portion of our revenues and several of our largest clients pay us on this basis. Asset-based fees represented 78%, 73% and 77% of our total revenues for the years ended December 31, 2008, 2009 and 2010, respectively. In addition, as a result of the current trend of increased use of financial advisors by individual investors, we expect that asset-based fees will account for an increasing percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a mutual fund or other investment solution. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset-based fees could be materially adversely affected.

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

Our investment advisory services involve fiduciary obligations that require us to act in the best interests of our clients, and we may be sued and face liabilities for actual or claimed breaches of our fiduciary duties. Because we provide investment advisory services, both directly and indirectly, with respect to substantial assets we could face substantial liability to our clients if it is determined that we have breached our fiduciary duties. In certain circumstances, which generally depend on the types of investment solutions and services we are providing, we may enter into client agreements jointly with advisors and retain third-party investment money managers on behalf of clients. As a result, we may be included as a defendant in lawsuits against financial advisors and third-party investment money managers that involve claims of breaches of the duties of such persons, and we may face liabilities for the improper actions and/or omissions of such advisors and third-party investment money managers. In addition, we may face claims based on the results of our investment advisory recommendations, even in the absence of a breach of our fiduciary duty. Such claims and liabilities could therefore have a material adverse effect on our results of operations, financial condition or business.

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

Our reputation, which depends on earning and maintaining the trust and confidence of our clients, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by our clients, employee misconduct, perceptions of conflicts of interest and rumors, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of our investment solutions and services may not be the same or better than that of other providers, can also damage our reputation. Any damage to our reputation could harm our ability to attract and retain clients, which would materially adversely affect our results of operations, financial condition and business.

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

Certain of our subsidiaries are registered as “investment advisers” with the SEC under the Investment Advisers Act of 1940 and are regulated thereunder. In addition, many of our investment advisory services are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided under Rule 3a-4 under the Investment Company Act of 1940. If Rule 3a-4 were to cease to be available, or if the Securities and Exchange Commission were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. Certain of our registered investment adviser subsidiaries provide advice to mutual fund clients. Mutual funds are registered as “investment companies” under the Investment Company Act of 1940. The Investment Advisers Act of 1940 and the Investment Company Act of 1940, together with related regulations and interpretations of the Securities and Exchange Commission, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations.

In addition, PBS, our broker-dealer subsidiary, is registered as a broker-dealer with the Securities and Exchange Commission and with all 50 states and the District of Columbia, and is a member of the Financial Industry Regulatory Authority, a securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customer funds and securities, capital structure, recordkeeping and the conduct of directors, officers, employees, representatives and associated persons. The Financial Industry Regulatory Authority conducts periodic examinations of the operations of its members, including Portfolio Brokerage Services, Inc. As a broker-dealer, PBS is also subject to certain minimum net capital requirements under SEC and FINRA rules. Compliance with the net capital rules may limit our ability to withdraw capital from Portfolio Brokerage Services, Inc.

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

None of our technologies, investment solutions or services is covered by any copyright registration, issued patent or patent application. We are the owner of six registered trademarks in the United States, including “ENVESTNET”, and we claim common law rights in other trademarks that are not registered. We cannot guarantee that:

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

When we begin working with a new client, or acquire new client assets through an acquisition or other transaction, such as our agreement with FundQuest Incorporated, we are required to convert the new assets from the clients’ technology platform to our technology platform. These conversions present significant technological and operational challenges, can be time-consuming and may divert management’s attention from other operational challenges. If we fail to successfully complete our conversions in a timely and accurate manner, we may be required to expend more time and resources than anticipated, which could erode the profitability of the client relationship. In addition, any such failure may harm our reputation and may make it less likely that prospective clients will commit to working with us. Any of these risks could materially adversely affect our results of operations, financial condition or business.

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

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for some of our investment solutions and services, rapid technological change. Changing client demands, new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services and investment solution and service enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development expenditures of $4.9 million, $4.9 million and $5.6 million in the years ended December, 31, 2008, 2009 and 2010, respectively. We expect that our technology development expenditures will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

Risks Related to our Common Stock

Our share price may be volatile, and the value of an investment in our common stock may decline.

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in July 2010 at a price of $9.00 per share, our closing stock price has ranged from $9.90 to $17.09 in the period August 1, 2010 to December 31, 2010. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

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

Our directors and executive officers, together with members of their immediate families, as a group, beneficially own, in the aggregate, approximately 29% of our outstanding capital stock as of December 31, 2010. As a result, when acting together, this group has the ability to exercise significant influence over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. The interests of our insider stockholders may not be aligned with the interests of our other stockholders and conflicts of interest may arise. In addition, the concentration of our shares may have the effect of delaying, deterring or preventing significant corporate transactions which may otherwise adversely affect the market price of our shares.

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

We have incurred and will continue to incur increased costs as a result of being a public company and our management has limited experience managing a public company.

Prior to our initial public offering effective July 28, 2010, we had never operated as a public company and since we have become a publicly traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The individuals who constitute our management team have limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel have devoted and will need to continue to devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition into a public company. Rules and regulations such as the Sarbanes-Oxley Act of 2002 have increased our legal and finance compliance costs and have made some activities more time-consuming and costly. We may need to hire additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company.

Compliance with the public company requirements set forth in the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules have and will continue to increase our costs and make some activities more time consuming. For example, we have adopted and will continue to adopt certain new internal controls and procedures. In addition, we have incurred and will continue to incur additional expenses associated with our Securities and Exchange Commission reporting requirements. A number of those requirements have and will continue to require us to carry out activities we have not done previously. For example, under Section 404 of the Sarbanes-Oxley Act of 2002, for our annual report on Form 10-K for year ending December 31, 2011, we will need to document and test our internal control procedures, and our management will need to assess and report on our internal control over financial reporting. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our registered public accounting firm identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our results of operations, financial condition or business, our reputation or investor perceptions of us. We cannot predict or estimate the amount of additional costs we may incur as a result of such requirements or the timing of such costs, and any such costs could have a material adverse effect on our results of operations, financial condition or business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Chicago, Illinois, and consist of approximately 30,000 square feet of leased space. We also lease office space in Denver, Colorado, New York, New York, Sunnyvale, California, Boston, Massachusetts, Landis, North Carolina and two locations in Trivandrum, India. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.

Item 3.	Legal Proceedings

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

On July 8, 2010, the parties to the aforementioned litigation agreed to dismiss their respective lawsuits. In connection with this settlement, none of the parties are required to make any payments to any other party, we have relinquished our ownership interest in Fetter Logic, as well as operating receivables for services we provided during the term of the operating agreement and our rights under a promissory note issued to us in December 2009 in connection with our redemption of a portion of our ownership interest in Fetter Logic. In addition, we have the right to use any intellectual property developed or obtained by us in connection with the aforementioned operating agreement.

We are also involved in other litigation arising in the ordinary course of our business. We do not believe that the outcome of any of the aforementioned proceedings, individually or in the aggregate, would, if determined adversely to us, have a material adverse effect on our results of operations, financial condition or business.

Item 4.	Removed and Reserved

This section intentionally left blank.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock is listed on the New York Stock Exchange.

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as report in the consolidated reporting system for the New York Stock Exchange Composite Transactions. The Company was first listed on the New York Stock Exchange beginning July 29, 2010. Therefore, all periods prior to that date are not applicable.

2010
Quarter ended March 31, 2010	N/A
Quarter ended June 30, 2010	N/A
Quarter ended September 30, 2010	$12.05 to $9.90
Quarter ended December 31, 2010	$17.09 to $11.10

(b) Holders

The approximate number of common stockholders was 140 as of March 16, 2011.

(c) Dividends

We have not paid dividends for the most recent two years.

Common Stock

As of December 31, 2009, we had 60,000,000 common shares authorized at a par value of $0.005, of which 12,910,676 shares were outstanding.

On August 3, 2010 the Company amended its certificate of incorporation which increased the amount of authorized common stock to 500,000,000 shares at a par value to $0.005 per share. There were 31,368,822 shares outstanding as of December 31, 2010.

Preferred Stock

As of December 31, 2009, we had 200,000 preferred shares authorized at a par value of $0.001, of which 76,643 shares were outstanding.

On August 3, 2010 the Company amended its certificate of incorporation which increased the amount of authorized preferred stock to 50,000,000 shares and increased the par value to $0.005 per share. There were no shares outstanding as of December 31, 2010.

(d) Annual Meeting of Shareholders

Our annual meeting of shareholders will be held on May 19, 2011, in Chicago, Illinois.

(e) Stock Performance Graph

The following graph compares the cumulative return to stockholders on our common stock relative to the cumulative total returns of the Russell® 2000 Index and The S&P North American Technology-Services IndexTM from the effective date of our initial public offering on July 28, 2010 through December 31, 2010. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

5 MONTH STOCK PERFORMANCE GRAPH

	7/28/2010	12/31/2010
Envestnet, Inc.	$100.00	$189.56
Russell® 2000 Index	100.00	119.02
S&P North American Technology-Services IndexTM	100.00	112.38

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(f) Recent Sales of Unregistered Securities

None

(g) Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicaly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2010 through October 31, 2010	62,500	$11.69	-	$-
November 1, 2010 through November 30, 2010	-	-	-	-
December 1, 2010 through December 31, 2010	2,119	14.64	-	-

(h) Securities Authorized for Issuance Under Equity Compensation Plan

For a description of securities authorized under our equity compensation plans, see note 16 to the notes to the consolidated financial statements in Part II, Item 8.

Item 6. Selected Financial Data

Consolidated Statements of Operations

	Year ended December 31,
	2006	2007	2008	2009	2010
	(Unaudited)
	(In thousands, except for share and per share information)
Revenues:
Assets under management or administration	$49,806	$71,442	$71,738	$56,857	$75,951
Licensing and professional services	9,245	10,027	20,104	21,067	22,101

Total revenues	59,051	81,469	91,842	77,924	98,052

Operating expenses:
Cost of revenues	25,221	34,541	34,604	24,624	31,444
Compensation and benefits	18,878	23,250	28,452	28,763	37,027
General and administration (1)	9,334	12,135	15,500	15,726	21,607
Depreciation and amortization	2,524	2,914	3,538	4,499	5,703
Restructuring charges	-	-	-	-	961

Total operating expenses	55,957	72,840	82,094	73,612	96,742

Income from operations	3,094	8,629	9,748	4,312	1,310
Total other income (expense)	584	1,159	115	(3,368)	(403)

Income before income tax provision (benefit)	3,678	9,788	9,863	944	907
Income tax provision (benefit) (2)	14	(13,156)	4,608	1,816	1,533

Net income (loss)	3,664	22,944	5,255	(872)	(626)
Less preferred stock dividends	-	-	(203)	(720)	(422)
Less net income allocated to participating convertible preferred stock	(1,904)	(10,886)	(2,406)	-	-

Income (loss) attributable to common shareholders	$1,760	$12,058	$2,646	$(1,592)	$(1,048)

Net income (loss) per share attributable to common stockholders
Basic	$0.16	$0.91	$0.20	$(0.12)	$(0.05)

Diluted	$0.16	$0.91	$0.19	$(0.12)	$(0.05)

Weighted average common shares outstanding:
Basic	11,065,612	13,213,503	13,354,845	12,910,998	20,805,911

Diluted	11,065,612	13,213,503	13,354,845	12,910,998	20,805,911

(1) Included in general and administration expenses for the years ended December 31, 2009 and 2010 is $385 and $2,668 of bad debt expense, respectively, and $601 and $1,933 of legal expenses related to the Fetter Logic litigation, respectively. See notes 5 and 18 to the notes to the audited consolidated financial statements.

(2) During the third quarter of 2010, we identified an approximate $994 error tax error related to preparing the year-end estimated federal net operating loss carryforward for 2007. Accordingly, we recorded a $994 decrease to the income tax benefit in 2007. The correction of this error does not impact the Consolidated Statements of Operations or Consolidated Statements of Cashflows for each of the years ended December 31, 2008, 2009 and 2010. See note 2 to the notes to the audited consolidated financial statements.

Consolidated Balance Sheet Data

	December 31,
	2006	2007 (1)	2008 (1)	2009 (1)	2010
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$13,369	$25,255	$28,445	$31,525	$67,668
Working capital	5,657	15,168	21,405	27,262	62,979
Goodwill and intangible assets	12,320	5,402	4,331	3,261	3,361
Total assets	37,948	64,256	71,257	74,064	141,868
Stockholders’ equity	25,559	49,158	57,589	57,252	102,319

(1) During the third quarter of 2010, the Company identified an approximate $994 error related to preparing the year-end estimated federal net operating loss carryforward for 2007. Accordingly, the 2007, 2008 and 2009 total assets and stockholder’s equity has been reduced by this amount. The correction of this error does not impact the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows for the each of the three years ended December 31, 2008, 2009 and 2010. The correction of this error was not considered material to the 2007 Consolidated Statement of Operations. See note 2 to the notes to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading independent provider of wealth management solutions to financial advisors and institutions. Through our wealth management offerings, including Envestnet Advisor Suite and Envestnet PMC, our asset management arm, we deliver a Web-based gateway to expert, objective, integrated wealth management solutions. By integrating a wide range of investment solutions and services, our technology platform provides financial advisors with the flexibility to address their clients’ needs. We work with financial advisors who are independent, as well as those who are associated with small or mid-sized financial advisory firms and larger financial institutions, which we refer to as enterprise clients. We focus our technology development efforts and our sales and marketing approach on addressing financial advisors’ front-, middle- and back-office needs. We believe our investment solutions and services allow financial advisors to be more efficient and effective in the activities critical to their businesses by facilitating client interactions, supporting and enhancing portfolio management and analysis, and enabling reliable account support and administration. In addition, we are not controlled by a financial institution, broker-dealer or other entity operating in the securities or wealth management industry, which we believe affords us a greater level of independence and impartiality.

Our centrally-hosted technology platform provides financial advisors with the flexibility to choose freely among a wide range of investment solutions, services, investment managers and custodians to identify those that are most appropriate for their clients. Given the flexibility of choice it provides, we refer to our technology platform as having “open architecture”. In addition, our technology platform allows us to add new or upgrade existing features and functionality as the industry and financial advisors’ needs evolve. Our technology platform provides financial advisors with the following:

•

A series of integrated services to help them better serve their clients, including risk assessment and selection of investment strategies, asset allocation models, research and due diligence, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi-custodian performance reporting and communication tools, as well as access to a wide range of leading third-party asset custodians;

•	Web-based access to a wide range of technology-enabled investment solutions, including:

•	separately managed accounts, or SMAs, which allow advisors to offer their investor clients a customized, professionally managed portfolio of securities with a personalized tax basis;

•	unified managed accounts, or UMAs, which are similar to SMAs but allow the advisor to use different types of investment vehicles in one account;

•	advisor-directed portfolios, where advisors create, implement and maintain their own investment portfolio models to address specific client needs; and

•	mutual funds and portfolios of exchange-traded funds, or ETFs; and

•	Access to a broad range of investment managers and investment strategists, as well as to our internal investment management and portfolio consulting group, Portfolio Management Consultants, or PMC.

PMC primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of proprietary investment solutions and products. PMC’s investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and ETF portfolios.

Revenues

Overview

We earn revenues primarily under two pricing models. First, a majority of our revenues are derived from fees charged as a percentage of the assets that are managed or administered on our technology platform by financial advisors. These revenues are recorded under revenues from assets under management or administration. Our asset-based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset-based fees accounted for approximately 78%, 73% and 77% of our total revenues for the years ended December 31, 2008, 2009 and 2010, respectively. The percentage of our total revenues represented by asset-based fees declined in the year ended December 31, 2009 principally due to the significant decline in the market value of the assets on our technology platform resulting from fluctuations in the securities markets, particularly from September 2007 to March 2009, and also due to our entering into a significant license agreement in 2008. U.S.-based equities appreciated significantly during the remainder of 2009 and throughout 2010 and contributed to an increase in our assets under management or administration, and our resulting revenues from asset-based fees. In future periods, the percentage of our total revenues attributable to asset-based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant license agreements, the mix of assets under management, or AUM, and assets under administration, or AUA, and other factors. As of December 31, 2010, approximately $64 billion of investment assets subject to asset-based fees were managed or administered utilizing our technology platform by approximately 13,800 financial advisors in approximately 307,000 investor accounts.

Second, we generate revenues from recurring, contractual licensing fees for providing access to our technology platform, generally from a small number of enterprise clients. These revenues are recorded under revenues from licensing and professional services. Licensing fees are generally fixed in nature for the contract term and are based on the level of investment solutions and services provided, rather than on the amount of client assets on our technology platform. Licensing fees accounted for 19%, 24% and 20% of our total revenues for the years ended December 31, 2008, 2009 and 2010. Fees received in connection with professional services accounted for the remainder of our total revenues. As of December 31, 2010, approximately $76 billion of investment assets for which we receive licensing fees for utilizing our technology platform were serviced by approximately 7,700 financial advisors through approximately 604,000 investor accounts.

The following table provides information regarding the amount of assets utilizing our platform, financial advisors and investor accounts in the periods indicated.

	As of December 31,
	2006	2007	2008	2009	2010
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$7,099	$10,048	$7,136	$9,660	$14,486
Assets Under Administration (AUA)	12,632	18,883	21,742	27,931	49,202

Subtotal AUM/A	19,731	28,931	28,878	37,591	63,688
Licensing	32,278	56,166	41,704	51,450	75,668

Total Platform Assets	$52,009	$85,097	$70,582	$89,041	$139,356

Platform Accounts
AUM	23,557	35,588	37,345	48,541	65,663
AUA	49,466	77,713	121,645	126,634	241,162

Subtotal AUM/A	73,023	113,301	158,990	175,175	306,825
Licensing	327,328	485,011	547,283	510,865	603,950

Total Platform Accounts	400,351	598,312	706,273	686,040	910,775

Advisors
AUM/A	5,669	7,118	7,771	8,408	13,833
Licensing	3,747	4,651	5,299	5,542	7,746

Total Advisors	9,416	11,769	13,070	13,950	21,579

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

For over 85% of our revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our technology platform as of the end of the prior quarter. For example, revenues from assets under management or administration recognized during the fourth quarter of 2010 were based on the market value of assets as of September 30, 2010. Our revenues from assets under management or administration are generally recognized ratably throughout the quarter based on the number of days in the quarter.

As noted above, the most significant factor affecting our revenues from assets under management or administration is changes in the market values of securities held in client accounts due to fluctuations in the securities markets. Certain types of securities have historically experienced greater market price fluctuations, such as equity securities, than other securities, such as fixed income securities, though in any given period the nature of securities that experience the greatest fluctuations may vary. For example, from October 2007 to March 2009, the equity markets, as measured by the value of the S&P 500 index, declined in value by approximately 57%, which significantly contributed to the 37% decrease in our revenues from assets under management or administration between the fourth quarter of 2007 and the second quarter of 2009.

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

	Asset Rollforward - 2009
	As of 12/31/08	Gross Sales	Redemp- tions	Net Flows	Market Impact	As of 12/31/09
	(in millions except account data)
Assets under Management (AUM)	$7,136	$3,586	$(2,799)	$787	$1,737	$9,660
Assets under Administration (AUA)	21,742	9,528	(6,494)	3,034	3,155	27,931

Subtotal AUM/A	$28,878	$13,114	$(9,293)	$3,821	$4,892	$37,591

Fee-Based Accounts	158,990	55,506	(39,321)	16,185		175,175

	Asset Rollforward - 2010
	As of 12/31/09 *	Gross Sales	Redemp- tions	Net Flows	Market Impact	As of 12/31/10
	(in millions except account data)
Assets under Management (AUM)	$10,269	$6,788	$(3,541)	$3,247	$970	$14,486
Assets under Administration (AUA)	27,322	30,957	(12,165)	18,792	3,088	49,202

Subtotal AUM/A	$37,591	$37,745	$(15,706)	$22,039	$4,058	$63,688

Fee-Based Accounts	175,175	185,347	(53,697)	131,650		306,825

*	12/31/2009 historical data for AUM and AUA have been reclassified to conform to current presentation format.

The mix of assets under management and assets under administration was as follows for the periods indicated:

	December 31,
	2008	2009	2010
Assets under management (AUM)	25%	27%	23%
Assets under administration (AUA)	75%	73%	77%

	100%	100%	100%

We expect the percentage of AUM and AUA to fluctuate in future periods. The nature and type of services requested by our customers are the key drivers in determining whether customer assets are classified as AUM or AUA. Therefore, we do not have direct control over the mix of AUM and AUA.

Revenues from licensing and professional services fees

Our revenues received under license agreements are recognized over the contractual term. To a lesser degree we also receive revenues from professional services fees by providing customers with certain technology platform software development services. In the years ended December 31, 2008, 2009 and 2010, our revenues from professional services fees were $2.4 million, $2.4 million and $2.9 million respectively. These revenues are generally recognized under a proportional performance model utilizing an output based approach. Our contracts have fixed prices, and generally specify or quantify interim deliverables.

We may enter into license agreements in future periods if requested by our customers and commercially attractive to us.

Expenses

The following is a description of our principal expense items.

Cost of revenues

Cost of revenues primarily include expenses related to our receipt of sub-advisory and clearing, custody and brokerage services from third parties. The largest component of cost of revenues, sub-advisory fees paid to third- party investment managers, relates only to AUM since a sub-advisor is not utilized in connection with AUA.

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

2010 Developments

FundQuest Agreement

In February 2010, we signed a seven-year platform services agreement with FundQuest. Pursuant to this agreement, we provide FundQuest and its clients our platform technology and support services, replacing FundQuest’s technology platform. FundQuest will continue to provide investment products to its clients.

In order to support the increase in assets under administration resulting from this agreement, we hired 20 staff from FundQuest to assist us with the ongoing administration of existing and new FundQuest customers. As a result, we expect total compensation and benefits expense, as a percentage of total revenues, to increase by approximately one percentage point.

In connection with this agreement, we have agreed to make various payments to FundQuest during the contract term. These payments include an up-front payment upon completion of the conversion of FundQuest’s clients’ assets to our technology platform, five annual payments and a payment after the fifth year of the agreement calculated based on the revenues we receive from the FundQuest assets during the first five years of the contract term. As of June 30, 2010 and December 31, 2010, our estimate of the present value of these payments was approximately $28.7 million and $30.4 million, respectively. The increase in the present value of these payments is a result of an increase in the estimated revenue we expect to receive from the FundQuest assets during the first five years of the contract term.

In addition, we also issued FundQuest a warrant to purchase shares of our common stock, with an exercise price to be calculated as 120% of our initial public offering price per share of our common stock with an estimated fair value of $2.9 million. As of the closing of our initial public offering, the number of shares of common stock issuable to FundQuest under the warrant was 1,388,888 shares at an exercise price of $10.80 per share. The present value of all payments and the fair value of the warrant is being accounted for as customer inducement costs and is being amortized as a reduction to our revenues from assets under management or administration on a straight-line basis over the contract term.

We anticipate that our annual net revenues will increase in proportion to the increase in assets under administration resulting from the agreement. The revenue we recognize under this agreement will be net of customer inducement amortization of approximately $4.8 million per year. Additionally, we expect to recognize approximately $0.8 million of interest expense annually during the first five years of the contract term. Revenues, customer inducement costs and interest expense may change over the contractual term based upon changes in the market value of customer assets and in the net flows relating to new and existing customer accounts.

In the year ended December 31, 2010, the company recognized customer inducement amortization of approximately $3.2 million and imputed interest expense of $0.5 million related to this agreement.

As a result of the reduction in our revenues due to the amortization of customer inducement costs, cash flows received under this agreement will exceed the recorded value of the revenues we recognize relating to the agreement for any given period during the term of the agreement.

Closure of Los Angeles Office

In January 2010, we announced that we would be closing our Los Angeles, CA office, effective March 31, 2010, in order to more appropriately align and manage our internal resources. The Los Angeles office was the headquarters of NetAssetManagement, Inc., or NAM, which we acquired in 2004. The office had three primary functional groups: our investment consulting group, Portfolio Management Consultants; operational processing; and technology operations support. In connection with the closing of the Los Angeles office, its investment consulting group functions were transferred to our Chicago headquarters, its operational processing functions were transferred to our Denver operations center and its technical operations support functions were transferred to our Sunnyvale office.

In connection with the closure of the Los Angeles office, we have incurred pretax restructuring charges of approximately $961 in the year ended December 31, 2010 and future pre-tax restructuring charges related to the closure of the Los Angeles office will not be material in 2011. Restructuring charges include expenses related to vacating rental office space, relocation expenses and severance charges. The closure of this office and related actions are expected to result in decreased costs in future periods.

Factors Affecting Comparability

We expect our stock-based compensation expense to increase in future periods as a result of our award of approximately 1,834,000 stock options to our employees upon the closing of our initial public offering in July of 2010. In addition, we expect our compensation and benefits and general and administrative expenses to increase in future periods as a result of becoming an SEC-reporting company subject to the Sarbanes-Oxley Act and the other regulatory requirements applicable to public companies. Accordingly, our results of operations for future periods may not be comparable to our results of operations for the periods under review.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. The accounting policies described below require management to apply significant judgment in connection with the preparation of our consolidated financial statements. In particular, judgment is applied to determine the appropriate assumptions to be used in calculating estimates that affect certain reported amounts in our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. If different estimates or assumptions were used, our results of operations, financial condition and cash flows could have been materially different than those reflected in our consolidated financial statements. For additional information regarding our critical accounting policies, see note 2 to the notes to the audited consolidated financial statements.

Revenue recognition

We recognize revenues when all four of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	The product has been delivered or the service has been performed;

•	The fee is fixed or determinable; and

•	Collectability is reasonably assured.

Types of revenues

We generate revenues from assets under management or administration and from licensing and professional service fees. Revenues from assets under management or administration are generated from fees based on a contractual percentage of assets under management or administration valued at each quarter-end. These fees are generally collected at the beginning of a quarter in advance based upon the previous quarter-end values. In less than 15% of our contracts, fees are collected at the end of the quarter based upon the current quarter-end value. The contractual fee percentages vary based upon the level and type of services we provide to our customers. Pursuant to the contracts with our customers, we calculate our fees based on the asset values in the customer’s account, without making any judgment or estimates. None of our fees are earned pursuant to performance-based or other incentive-based arrangements.

We generate revenues from licensing fees pursuant to recurring contractual fixed-fee agreements, principally with a portion of our enterprise clients. Our licensing fees vary based on the type of services we provide. We generate revenues from professional service fees by providing customers with customized technology platform software development services. These revenues are received pursuant to contracts that detail the nature of the services to be provided by us, the estimated number of hours such work will require and the total contract fee amount.

Recognition of revenues

Application of the applicable accounting principles of U.S. GAAP requires us to make judgments and estimates in connection with the measurement and recognition of revenues. Revenues are recognized in the period in which the related services are provided. In certain cases, management is required to determine whether revenues should be recognized in an amount equal to the gross fees we receive or as a net amount reflecting the payment of expenses to third-parties, such as sub-advisors and custodians, that provide services to us in connection with certain of our financial advisors’ client accounts. When fees are collected for sub-advisory, clearing, custody or brokerage services in circumstances where we do not have a direct contract with the third-party provider, the fees are recorded as revenue on a net basis. Fees we received in advance of the performance of services are recorded as deferred revenues on our consolidated balance sheets and are recognized as revenues when earned, generally over three months.

Revenues from licensing are recognized over the contractual term. Contracts with nonstandard terms and conditions may require contract interpretation to determine the appropriate revenue recognition policy to apply.

Revenues from professional services are recognized under a proportional performance model utilizing an output based approach. Our contracts have fixed prices, and generally specify or quantify interim deliverables.

Our revenue recognition is also affected by our judgment in determining appropriate allowances for uncollectible receivables. We consider customer-specific information related to delinquent accounts and past lost experience, as well as current economic conditions in establishing the amount of the allowance.

Customer inducements

In certain instances, we enter into platform service agreements which include inducement payments to the customer. In accordance with U.S. GAAP, inducement payments made to customers are capitalized and amortized against revenue on a straight-line basis over the term of the agreement. Customer inducement assets are reviewed for impairment whenever events or circumstances occur that may impact the fair value of these assets.

Internally developed software

Costs relating to internally developed software that are incurred in the preliminary stages of development are expensed as incurred. Management determines when projects have met the criteria of the application development stage. This typically occurs when the conceptual formulation and evaluation of software functionality are finalized.

Once work on a software application has passed the preliminary stages, internal and external costs, if direct and incremental, are capitalized until the software application is substantially complete and ready for its intended use. These costs include expenditures related to software design, technical specifications, coding, installation of hardware and parallel testing. We cease capitalizing these costs upon completion of all substantial testing of the software application.

We also capitalize costs related to specific upgrades and enhancements of our internally developed software when we conclude that it is probable that the expenditures will result in additional functionality. Our maintenance and training costs are expensed as incurred.

As of December 31, 2009 and 2010, we had net capitalized internally developed software of $3.9 million and $3.6 million, respectively. We capitalized $1.7, million, $1.3 million and $1.3 million in internally developed software during the years ended December 31, 2008, 2009 and 2010, respectively.

Internally developed software is amortized on a straight-line basis over its estimated useful life. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internally developed software during the years ended December 31, 2008, 2009 and 2010.

Non-cash stock-based compensation expense

Since our 2004 Stock Incentive Plan and 2010 Long-Term Incentive Plan were adopted and in the periods under review, stock options have been an important component of our compensation structure. We expect that this will continue to be the case in the future. Our board of directors is responsible for determining the timing and magnitude of all option grants. Prior to our initial public offering on July 28, 2010, our board of directors, were responsible for determining the fair value of our common stock on the date of each stock option grant. The board of directors had delegated certain of its responsibilities to the compensation committee of the board of directors and certain members of management. As required under our 2004 Stock Incentive Plan and our 2010 Long-Term Incentive Plan, all of our options are granted with exercise prices at or above the fair value of our common stock on the grant date.

The following table provides information regarding options granted since January 1, 2009 through December 31, 2010:

Date	Shares	Stock Price	Exercise Price	Intrinsic Value As of December 31, 2010
2/16/2009	1,000	$7.85	$7.85	$9.24
4/8/2009	8,230	7.85	7.85	9.24
5/15/2009	232,732	7.15	7.15	9.94
7/6/2009	10,000	7.15	7.15	9.94
11/16/2009	12,000	11.50	11.50	5.59
2/22/2010	71,000	13.45	13.45	3.64
7/28/2010	1,885,390	9.00	9.00	8.09
9/1/2010	2,000	10.25	10.25	6.84
9/30/2010	33,600	10.46	10.46	6.63

As a private company, there was no market for our common stock and therefore no readily available price to reference when determining the fair value of our common stock in connection with the granting of stock options. The value of our common stock was dependent upon our company valuation and, as described below, we had periodically obtained independent valuations and performed internal valuations of our common stock. In each case, such valuations had been performed contemporaneously and we had determined the fair market value of our company in conformity with commonly accepted corporate valuation techniques and methodologies.

Prior to our initial public offering, we generally had obtained contemporaneous independent valuations at least annually and at the time of broad-based option grants, such as on May 15, 2009 and February 22, 2010. For our internal valuations, we applied the same approach and methodology used by the independent valuation firm. For any option grants made between quarterly valuations of our common stock, our board of directors assessed all available information in determining whether the stock price in effect at the time of the grant should otherwise be adjusted. As a private company, we had performed our quarterly valuations such that they were effective approximately 45 days following the end of each calendar quarter to approximate the date upon which, if we were a reporting company, we would be required to disclose to the public through filings with the Commission our financial performance and associated operating metrics, which include assets under management and administration. Until such date, any information about a given quarter’s financial performance, ending asset values, and other information that could be deemed material to investors, would not be known to the public even if we were a reporting company and therefore is not included in the valuation of our common stock during interim periods.

In the specific cases of option grants made after the dates of our quarterly valuations during the period under review, our board of directors concluded that no adjustment should have been made to the most recent valuation of our common stock based on its assessment that, had we been a reporting company, no new material information would have been available to the public since the date of the prior valuation of our common stock.

As a private company, our company valuation, whether prepared by an independent valuation firm or performed internally, considered an income approach, also known as a discounted cash flow analysis, incorporating our historical and expected financial performance, the relevant market and industry and economic trends. Our valuation also considered a market approach, including recent capital transactions involving either our company or comparable companies, and comparable public-company valuations. The resulting calculation assigned a value for 100% of our company’s equity on a marketable equivalent, non-controlling interest basis. We considered, but did not include, an asset approach, as we did not believe the book value of our assets provides meaningful input into our expected revenue and earnings, or the value of our company.

We believe the value of our common stock had the potential to change each fiscal quarter in the normal course of our business, since the majority of our total revenues earned in a given quarter are calculated based on the value of AUM and AUA as of the end of the previous fiscal quarter. These revenues, and our historical resulting projections for earnings and cash flow, were inherently subject to fluctuations from quarter to quarter.

Accordingly, as a private company, we calculated the value of our common stock at least once each fiscal quarter. The historical quarterly valuations did at times fluctuate significantly as the market value of our assets under management or administration drives our near term financial results and longer term projections. The value of our common stock could also change if a material financing transaction or other significant event occurs within a given fiscal quarter. In such circumstances we performed an additional valuation of our common stock at the time of the transaction or event, using the same valuation methodology that is utilized in connection with our quarterly valuations.

After we determined a value for our company, we allocated the value to each class of our shares, including our common stock. Our value allocation methodology applies the principles set forth in the AICPA Practice Aid—Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid defines appropriate methods to allocate enterprise value to common shares when multiple share classes exist. Based on various factors, including the stage of a company’s life and the timing and likelihood of various liquidity events, one method of allocation may be more appropriate than the others. We considered, but did not use, the probability-weighted expected return method due to the number of assumptions for each scenario that are difficult to estimate, and the fact that our most likely liquidation event was an initial public offering. Additionally, we did not apply the liquidation method because, as the Practice Aid indicates, it would be inappropriate for a later-stage company such as ours to use that method to allocate value to the various share classes. Furthermore, the more imminent a liquidity event becomes, the more aligned the liquidation model and option pricing model become in attributing value to each share class. Accordingly, we used the option pricing method, as defined in the Practice Aid, which treats each class of equity as having a “call option” on the enterprise value. The option pricing method considers the economic preferences and other rights attributable to each share class, resulting in a price for each of our share classes, including our common stock. Our valuations of our common stock also reflected a discount for lack of marketability, adjusted over time to reflect the expected likelihood and timing of a liquidity event subsequent to each valuation date. No other discounts were applied in determining the value of our common stock.

During 2009 and through the date our initial public offering on July 28, 2010, we performed the following contemporaneous valuations of our common stock:

Date	Fair Value of Common Stock
2/15/2009	$7.85
5/15/2009	7.15
8/15/2009	9.90
11/15/2009	11.50
2/15/2010	13.45

As described above, the assets under management or administration on our technology platform at the end of a given quarter have a significant impact on our short- and long-term financial projections and resulting valuation. For example, the valuation conducted on May 15, 2009 incorporated financial projections based on assets under management or administration as of March 31, 2009. The value of those assets was 6% below the value of the assets as of December 31, 2008. This contributed to the decline in the estimated fair value of our common stock between periods. Conversely, assets under management or administration increased 16% between March 31, 2009 and June 30, 2009, contributing to an increase in the estimated fair value of our common stock between May 15, 2009 and August 15, 2009. In addition, assets under management or administration increased 15% between June 30, 2009 and September 30, 2009, which contributed to the increase in the fair value of our common stock between August 15, 2009 and November 15, 2009. A 4% increase in assets under management or administration between September 30, 2009 and December 31, 2009, as well as our new agreement with FundQuest (see “—2010 Developments”), contributed to the increase in the fair value of our common stock between November 15, 2009 and February 15, 2010. The decrease between the fair value of our common stock on November 15, 2009 and February 15, 2010 and the initial public offering price was principally attributable to volatility in the trading prices of the common stock of comparable companies and the difficult conditions in the market for initial public offerings at and immediately prior to our determination of the initial public offering price for this offering. Other factors, such as updated financial projections not related to changes in our assets under management or administration, as well as fluctuations in the value of comparable publicly-traded companies, also contributed to the differences in the estimated fair value of our common stock between periods.

Since our initial public offering on July 28, 2010, we have not performed internal valuations or obtained independent valuations in order to determine the Company’s stock price to reference when determining the fair value of our common stock in connection with the granting of stock options.

Non-cash stock-based compensation expense for stock option grants is estimated at the grant date based on each grant’s fair value, calculated using the Black-Scholes option pricing model. Compensation and benefits expenses are recognized over the vesting period for each grant. The fair value of our stock options and the resulting expenses are based on various assumptions, including the expected volatility of our stock price, the expected term of the stock options, estimated forfeiture rates and the risk-free interest rate. The use of different assumptions would result in different fair values and compensation and benefits expenses for our option grants.

Income taxes

We are subject to income taxes in the United States and India. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized under income tax provision in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to an amount that we determine is more-likely-than-not to be realized in the future.

In our ordinary course of business, we may enter into transactions for which the ultimate tax determination is uncertain. In such cases, we establish reserves for tax-related uncertainties based on our estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will be reflected in our provision for income taxes. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Our effective tax rates differ from the statutory rates primarily due to adjustments in valuation allowances, state income taxes and changes in rates. Our provision for income taxes varies based on, among other things, changes in the valuation of our deferred tax assets and liabilities, the tax effects of non-cash stock-based compensation or changes in applicable tax laws, regulations and accounting principles or interpretations thereof.

As of December 31, 2010, we had net operating loss carry-forwards for federal and state income tax purposes of $36.0 million and $35.0 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2026.

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our results of operations, financial condition and cash flows.

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

	Year Ended December 31,		Increase (Decrease)
	2009	2010	Amount	%
	(In thousands)
Revenues:
Assets under management or administration	$56,857	$75,951	$19,094	34%
Licensing and professional services	21,067	22,101	1,034	5%

Total revenues	77,924	98,052	20,128	26%

Operating expenses:
Cost of revenues	24,624	31,444	6,820	28%
Compensation and benefits	28,763	37,027	8,264	29%
General and administration	15,726	21,607	5,881	37%
Depreciation and amortization	4,499	5,703	1,204	27%
Restructuring charges	-	961	961	*

Total operating expenses	73,612	96,742	23,130	31%

Income from operations	4,312	1,310	(3,002)	-70%

Other income (expense):
Interest income	221	149	(72)	-33%
Interest expense	-	(564)	(564)	*
Unrealized gain (loss) on investments	19	12	(7)	-37%
Impairment of investments	(3,608)	-	3,608	*

Total other (expense)	(3,368)	(403)	2,965	-88%

Income before income tax provision	944	907	(37)	-4%
Income tax provision	1,816	1,533	(283)	-16%

Net loss	$(872)	$(626)	$246	-28%

*	Not meaningful.

Revenues

Total revenues increased 26% from $77.9 million in 2009 to $98.1 million in 2010. The increase was primarily due to an increase in revenues from assets under management or administration of $19.1 million. Revenues from assets under management or administration comprised 73% and 77% of total revenue in 2009 and 2010, respectively.

Assets under management or administration

Revenues earned from assets under management or administration increased 34% from $56.9 million in 2009 to $76.0 million in 2010. This increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2010, relative to those used in 2009. Our 2010 revenues were positively affected by new account growth and positive net flows of AUM and AUA during the fourth quarter of 2009 through September 30, 2010, as well as an increase in market value of AUM and AUA from the fourth quarter of 2009 to September 30, 2010.

New account growth and positive net flows of AUM and AUA resulted from continued efforts to increase the number of financial advisors and accounts on our technology platform and the implementation of the FundQuest assets on our technology platform. The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 8,408 as of December 31, 2009 to 13,833 as of December 31, 2010 and the number of AUM or AUA client accounts increased from approximately 175,000 as of December 31, 2009 to approximately 307,000 as of December 31, 2010.

Licensing and professional services

Licensing and professional services revenues increased 5% from $21.1 million in 2009 to $22.1million in 2010, primarily due to an increase in licensing revenue of $0.6 million and an increase in professional services revenue of $0.5 million.

Cost of revenues

Cost of revenues increased 28% from $24.6 million in 2009 to $31.4 million in 2010, primarily due to an increase in revenues from assets under management or administration. As a percentage of total revenues, cost of revenues remained flat at 32% in both periods.

Compensation and benefits

Compensation and benefits increased 29% from $28.8 million in 2009 to $37.0 million in 2010, primarily due to an increase in salaries and commissions of $5.3 million related to an increase in headcount, an increase in non-cash stock-based compensation expense of $1.0 million primarily due to the grant of stock options effective the date of our initial public offering, an increase in benefits and payroll taxes of $0.7 million, an increase in profit sharing expense of $0.8 million and an increase in severance of $0.6 million. Headcount increased from an average of 408 in 2009 to an average of 437 in 2010 primarily due to the hiring of former FundQuest and B-Ready Outsourcing Solutions, Inc. employees (see note 3 to the notes to the audited financial statements) in the second quarter of 2010. As a percentage of total revenues, compensation and benefits increased from 37% in 2009 to 38% in 2010.

General and administration

General and administration expenses increased 37% from $15.7 million in 2009 to $21.6 million in 2010, primarily due to an increase in bad debt expense of $2.7 million in 2010 related to the uncollectible portion of accounts and notes receivable from Fetter Logic (see note 5 to the notes to the audited consolidated financial statements) and increased legal fees related to the Fetter Logic litigation of $1.9 million (see note 18 to the notes to the audited consolidated financial statements). As a percentage of total revenues, general and administration expenses increased from 20% in 2009 to 22% in 2010. Excluding bad debt expense of $2.7 million and legal fees of $1.9 million related to the Fetter Logic litigation, general and administration expenses as a percentage of total revenues would have been 17% in 2010.

Depreciation and amortization

Depreciation and amortization expense increased 27% from $4.5 million in 2009 to $5.7 million in 2010, primarily due to an increase in fixed asset depreciation and amortization of $1.1 million. The increase in depreciation and amortization expense was primarily due to increases in capitalized computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization remained flat at 6% in both periods.

Restructuring charges

Effective March 31, 2010, we closed our Los Angeles office in order to more appropriately align and manage our resources and incurred restructuring charges of approximately $1.0 million in 2010. These expenses related to vacating rental office space, relocation expenses and severance charges. We expect our 2011 expenses relating to the closure of our Los Angeles office will not be significant.

Interest expense

Interest expense increased from $0.0 million in 2009 to $0.6 million in 2010, primarily due to imputed interest on the payments due to FundQuest. See note 4 to the notes to the audited consolidated financial statements.

Impairment of investments

Impairment of investments decreased from $3.6 million in 2009 to $0.0 million in 2010. In the fourth quarter of 2009, we evaluated the fair value of an investment in Fetter Logic and we recognized a $3.3 million impairment charge. See note 5 to the notes to the audited consolidated financial statements.

Income tax provision

	Year Ended December 31,
	2009	2010
	(in thousands)
Income tax provision	$1,816	$1,533
Effective tax rate	*	*

*	Not meaningful.

Our 2009 and 2010 effective tax rates differ from the statutory rate primarily as a result of changes in our estimates of our state income tax obligations for prior years and changes in state tax rates. The changes in state tax rates were primarily related to changes in state tax laws regarding the sourcing of state taxable income.

Our 2009 and 2010 effective tax rates also differ from the statutory rate primarily as a result of an increase in our tax valuation allowance we recorded in 2009 and 2010. In 2009 and 2010, our management determined that newly generated deferred tax assets related to capital losses from investments and bad debts were not expected to be utilized and correspondingly, we increased our tax valuation allowance.

Year ended December 31, 2009 compared to year ended December 31, 2008

	Year Ended December 31,		Increase (Decrease)
	2008	2009	Amount	%
	(In thousands)
Revenues:
Assets under management or administration	$71,738	$56,857	$(14,881)	-21%
Licensing and professional services	20,104	21,067	963	5%

Total revenues	91,842	77,924	(13,918)	-15%

Operating expenses:
Cost of revenues	34,604	24,624	(9,980)	-29%
Compensation and benefits	28,452	28,763	311	1%
General and administration	15,500	15,726	226	1%
Depreciation and amortization	3,538	4,499	961	27%

Total operating expenses	82,094	73,612	(8,482)	-10%

Income from operations	9,748	4,312	(5,436)	-56%

Other income (expense):
Interest income	816	221	(595)	-73%
Unrealized gain (loss) on investments	(21)	19	40	*
Impairment of investments	(680)	(3,608)	(2,928)	431%

Total other income (expense)	115	(3,368)	(3,483)	*

Income before income tax provision	9,863	944	(8,919)	-90%
Income tax provision	4,608	1,816	(2,792)	-61%

Net income (loss)	$5,255	$(872)	$(6,127)	-117%

*	Not meaningful.

Revenues

Total revenues decreased 15% from $91.8 million in 2008 to $77.9 million in 2009. The decrease was primarily due to a decrease in revenues from assets under management or administration of $14.9 million. Revenues from assets under management or administration comprised 78% and 73% of total revenue in 2008 and 2009, respectively.

Assets under management or administration

Revenues earned from assets under management or administration decreased 21% from $71.7 million in 2008 to $56.9 million in 2009. This decrease was primarily due to a decline in asset values applicable to our quarterly billing cycles for 2009, relative to those used in 2008. In 2008, revenues were relatively unaffected by the significant market decline that occurred during the fourth quarter of 2008. Our fourth quarter 2008 revenues were driven primarily by the value of AUM and AUA as of September 30, 2008. In addition, the decline in market values in the fourth quarter of 2008 and first quarter of 2009 negatively impacted revenues in 2009.

The recovery in the equity markets in the second quarter of 2009 through the end of 2009 modestly affected our revenues from assets under management or administration in the second half of 2009, as market values at the end of a quarter primarily impact our revenues in the subsequent quarter.

The overall decline in revenues from assets under management or administration was partially offset by revenues from new account growth and positive net flows of AUM or AUA during 2009. New account growth and positive net flows of AUM or AUA resulted from our continued efforts to increase the number of financial advisors on our technology platform. The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 7,771 as of December 31, 2008 to 8,408 as of December 31, 2009 and the number of AUM or AUA client accounts increased from approximately 159,000 as of December 31, 2008 to approximately 175,000 as of December 31, 2009.

Licensing and professional services

Licensing and professional services revenues increased 5% from $20.1 million in 2008 to $21.1 million in 2009, primarily due to increased fees on existing license agreements, including an increase in revenues from the Fidelity license agreement.

Cost of revenues

Cost of revenues decreased 29% from $34.6 million in 2008 to $24.6 million in 2009, primarily due to the decrease in the quarter-end market values of AUM and AUA, as well as a relative increase in AUA, for which we incur lower direct costs. As a percentage of total revenues, cost of revenues decreased from 38% in 2008 to 32% in 2009 due to the decrease in market values, as well as a relative increase in licensing revenues, for which we incur no direct costs.

Compensation and benefits

Compensation and benefits increased 1% from $28.5 million in 2008 to $28.8 million in 2009, primarily due to an increase in non-cash stock-based compensation expense of $0.4 million and an increase in profit sharing of $0.4 million, which was partially offset by a decrease in severance of $0.3 million. As a percentage of total revenues, compensation and benefits increased from 31% in 2008 to 37% in 2009, due to the decline in revenue between periods.

General and administration

General and administration expenses increased 1% from $15.5 million in 2008 to $15.7 million in 2009, primarily driven by increases in occupancy-related costs of $0.6 million as a result of new lease agreements related to the Chicago and Denver offices, communications expenses of $0.3 million, research and data costs of $0.3 million related to increased account activity and bad debt expense of $0.4 million related to uncollectible portion of accounts receivable from a private company (see note 5 to the notes to the audited consolidated financial statements), offset by lower professional services of $0.6 million, travel-related expenses of $0.4 million and marketing expenses of $0.3 million, primarily due to efforts to reduce expenses. As a percentage of total revenues, general and administration expenses increased from 17% in 2008 to 20% in 2009. This increase was primarily due to the decrease in revenues in 2009.

Depreciation and amortization

Depreciation and amortization increased 27% from $3.5 million in 2008 to $4.5 million in 2009. This increase was driven by an increase in fixed asset and internally developed software depreciation and amortization of $0.7 million and $0.3 million, respectively. The increase in depreciation and amortization expense was primarily due to increased levels of capitalized leasehold improvements of $2.8 million, as well as increased levels of capitalized hardware and outside software costs of $1.9 million needed to support the growth of our operations. As a percentage of total revenues, depreciation and amortization increased from 4% in 2008 to 6% in 2009. This increase was primarily due to the decrease in revenues in 2009.

Interest income

Interest income decreased 73% from $0.8 million in 2008 to $0.2 million in 2009, primarily due to lower effective interest rates earned on our cash and cash equivalent balances in 2009 compared to 2008.

Impairment of investments

Impairment of investments increased $2.9 million from $0.7 million in 2008 to $3.6 million in 2009. In the fourth quarter of 2009, we evaluated the fair value of an investment in a private company and we recognized a $3.3 million impairment charge. See note 5 to the notes to the audited consolidated financial statements.

Income tax provision

	Year Ended December 31,
	2008	2009
	(in thousands)
Income tax provision	$4,608	$1,816
Effective tax rate	46.7%	*

*	Not meaningful.

Our 2008 and 2009 effective tax rate differs from the statutory rate primarily as a result of changes in our estimates of our state income tax obligations for prior years and changes in state tax rates. The changes in state tax rates were primarily related to changes in state tax laws regarding the sourcing of state taxable income.

Our 2009 effective tax rate also differs from the statutory rate primarily as a result of an increase in our tax valuation allowance we recorded in 2009. In 2009, our management determined that newly generated deferred tax assets related to capital losses from investments were not expected to be utilized and correspondingly, we increased our tax valuation allowance.

Non-U.S. GAAP Financial Measures

	Year Ended December 31,
	2008	2009	2010
	(in thousands, unaudited)
Adjusted EBITDA	$13,744	$10,595	$18,115
Adjusted operating income	10,505	6,096	12,412
Adjusted net income	6,088	2,449	7,629
Adjusted net income per share	0.23	0.06	0.24

“Adjusted EBITDA” represents net income (loss) before interest income, interest expense, income tax provision (benefit), depreciation and amortization, non-cash stock-based compensation expense, unrealized gain (loss) on investments, impairment of investments, restructuring charges, severance, bad debt expense, customer inducement costs and litigation related expense.

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

Our Compensation Committee and our management may also consider adjusted EBITDA, among other factors, when determining management’s incentive compensation.

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2009 and 2010 we had cash income tax payments of $0.2 million and $0.2 million in the year ended December 31, 2009 and 2010, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2008	2009	2010
	(in thousands, unaudited)
Net income (loss)	$5,255	$(872)	$(626)
Add (deduct):
Interest income	(816)	(221)	(149)
Interest expense	-	-	564
Income tax provision	4,608	1,816	1,533
Depreciation and amortization	3,538	4,499	5,703
Stock-based compensation expense	458	780	1,731
Unrealized (gain) loss on investments	21	(19)	(12)
Impairment of investments	680	3,608	-
Restructuring charges (excluding severance)	-	-	864
Severance	-	-	667
Bad debt expense	-	385	2,668
Customer inducement costs	-	18	3,239
Litigation related expense	-	601	1,933

Adjusted EBITDA	$13,744	$10,595	$18,115

The following table sets forth the reconciliation of income from operations to adjusted operating income based on our historical results:

	Year Ended December 31,
	2008	2009	2010
	(in thousands, unaudited)
Income from operations	$9,748	$4,312	$1,310
Add:
Stock-based compensation expense	458	780	1,731
Restructuring charges (excluding severance)	-	-	864
Severance	299	-	667
Bad debt expense	-	385	2,668
Customer inducement costs	-	18	3,239
Litigation related expense	-	601	1,933

Adjusted operating income	$10,505	$6,096	$12,412

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per share based on our historical results:

	Year Ended December 31,
	2008 *	2009 *	2010 *
	(in thousands, unaudited)
Net income (loss)	$5,255	$(872)	$(626)
Add:
Stock-based compensation expense	266	480	1,077
Impairment of investments	394	2,223	-
Restructuring charges (excluding severance)	-	-	538
Severance	173	-	415
Bad debt expense	-	237	2,668
Customer inducement costs	-	11	2,015
Imputed interest expense	-	-	340
Litigation related expense	-	370	1,202

Adjusted net income	6,088	2,449	7,629
Less: Preferred stock dividends	(203)	(720)	(422)
Less: Net income allocated to particpating preferred stock	(2,803)	(857)	(1,887)

Adjusted net income attributable to common stockholders	$3,082	$872	$5,320

Basic number of weighted-average shares outstanding	13,354,845	12,910,998	20,805,911
Effect of dilutive shares:
Options to purchase commons stock	197,071	416,291	992,753
Commons warrants	123,097	284,562	154,364

Diluted number of weighted-average shares outstanding	13,675,013	13,611,851	21,953,028

Adjusted net income per share	$0.23	$0.06	$0.24

*	Adjustments, excluding bad debt expense, are tax effected using income tax rates as follows: for 2008—42.0%; for 2009—38.4%; for 2010—37.8%.

Liquidity and Capital Resources

Since our inception, our operations have been financed through cash flows from operations, private sales of our capital stock and from an initial public offering of common stock in July of 2010. As of December 31, 2010, we had received net cash proceeds of approximately $114 million through equity financings and from the exercise of options to purchase our common stock. As of December 31, 2010, we had total cash and cash equivalents of $67.7 million, compared to $31.5 million as of December 31, 2009.

In connection with our initial public offering of common stock (including the exercise of the underwriter’s overallotment option), we received net proceeds of approximately $42.1 million, after deducting underwriting discounts and commissions and offering costs, which is included in the $114 million noted above.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)
Net cash provided by operating activities	$13,178	$8,365	$1,467
Net cash used in investing activities	(12,706)	(5,040)	(5,501)
Net cash provided by (used in) financing activities	2,718	(245)	40,177
Net increase in cash and cash equivalents	3,190	3,080	36,143
Cash and cash equivalents, end of period	28,445	31,525	67,668

Operating Activities

Net cash provided by operating activities in 2010 decreased by $6.9 million compared to 2009, primarily due to an upfront payment of $10.3 million to FundQuest in 2010 (see note 4 to the notes to the consolidated financial statements), primarily offset by an increase in non-cash bad debt expense of $2.7 million in 2010 related to the uncollectible portion of accounts and notes receivable from Fetter Logic (see note 5 to the notes to the consolidated financial statements).

Net cash provided by operating activities in 2009 decreased by $4.8 million compared to 2008, primarily due to lower net income resulting from the overall decline in our operating results due to the decline in the equity markets from September 2007 through the first quarter of 2009.

Investing Activities

Net cash used in investing activities in 2010 increased by $0.5 million compared to 2009. Cash disbursements in 2010 and 2009 totaled $5.5 million and $4.4 million, respectively, for purchases of property and equipment and capitalization of internally developed software. Additionally, the Company acquired the assets of B-Ready Outsourcing Solutions, Inc. and Metamorphosis Money Management, LLC (see note 3 to the notes to the audited consolidated financial statements) for cash totaling $0.9 million offset by proceeds from the repayment of notes receivable of $1.0 million.

Net cash used in investing activities in 2009 decreased by $7.7 million compared to 2008. Cash disbursements in 2009 and 2008 totaled $4.4 million and $5.0 million, respectively, for purchases of property and equipment and capitalization of internally developed software. Cash disbursements in 2008 also included $7.7 million used to purchase non-marketable securities, including $5.7 million relating to an investment in Fetter Logic. See note 7 to the notes to the audited consolidated financial statements.

Financing Activities

Net cash provided by (used in) financing activities in 2010 increased by $40.4 million compared to the same period in 2009, primarily due to the receipt of net proceeds of $42.1 from our initial public offering after deducting underwriting discounts and offering costs, net proceeds of $1.5 million for the exercise of warrants and net proceeds of $1.9 million from the exercise of stock options, partially offset by $4.0 million used in purchases of our common stock in 2010 and payments of preferred stock dividends of $1.3 million. In 2009, we purchased $0.2 million of our common stock.

Net cash provided by (used in) financing activities in 2009 decreased by $3.0 million compared to 2008, primarily due to the receipt of net proceeds of $8.8 million from the issuance of our series C preferred stock in 2008, partially offset by $6.1 million used in purchases of our common stock in 2008. In 2009, we purchased $0.2 million of our common stock.

Commitments

The following table sets forth information regarding our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases (1)	$35,080	$2,699	$6,577	$7,134	$18,670
Customer inducement payments	23,273	1,000	2,000	2,000	18,273
Note payable	300	150	150	-	-

Total	$58,653	$3,849	$8,727	$9,134	$36,943

(1)	We lease facilities under non-cancelable operating leases expiring at various dates through 2022.

The table above does not reflect the following:

•	Amounts estimated for uncertain tax positions since the timing and likelihood of such payments cannot be reasonably estimated.

•

Voluntary employer matching contributions to our defined contribution benefit plans since the amount cannot be reasonably estimated. For the years ended December 31, 2008, 2009 and 2010, we made voluntary employer matching contributions of $0.4 million, $0.4 million and $0.4 million, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangement guidance. The first change relates to the determination of when individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605. In addition, this guidance requires hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. We do not anticipate the impact of the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2008, 2009 and 2010, 78%, 73% and 77% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. As of December 31, 2010, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $0.4 million to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in a $0.3 million increase to pre-tax earnings.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Envestnet, Inc.

We have audited the accompanying consolidated balance sheets of Envestnet, Inc. (the “Company”) as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Out audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 18, 2011

Envestnet, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	December 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$31,525	$67,668
Fees receivable, net of allowance for doubtful accounts of $76 and $0, respectively	5,800	9,135
Deferred tax assets - current, net	134	107
Notes receivable including affiliate - current, net of allowance of $103 and $0, respectively	714	-
Prepaid expenses and other current assets	1,427	2,026

Total current assets	39,600	78,936

Notes receivable including affiliate and officer, net of allowance of $206 and $0, respectively	2,322	-
Property and equipment, net	8,560	9,713
Internally developed software, net	3,887	3,621
Intangible assets, net	2,238	1,330
Goodwill	1,023	2,031
Deferred tax assets, net	13,998	13,649
Customer inducements	282	30,400
Other non-current assets	2,154	2,188

Total assets	$74,064	$141,868

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$10,272	$12,859
Accounts payable	1,892	1,707
Customer inducements payable - current	150	1,000
Note payable - current	-	159
Deferred revenue	24	232

Total current liabilities	12,338	15,957

Deferred rent and lease incentive liability	3,999	4,015
Customer inducements payable	-	18,806
Note payable	-	159
Other non-current liabilities	475	612

Total liabilities	16,812	39,549

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock (total liquidation preference of $81,779 and $0 as of December 31, 2009 and 2010, respectively)	-	-
Common stock, par value $0.005, 60,000,000 and 500,000,000 shares authorized as of December 31, 2009 and 2010, respectively; 13,524,276 and 43,068,371 shares issued as of December 31, 2009 and 2010, respectively; 12,910,676 and 31,368,822 shares outstanding as of December 31, 2009 and 2010, respectively	68	215
Additional paid-in capital	106,893	157,778
Accumulated deficit	(43,375)	(45,347)
Treasury stock at cost, 613,600 shares and 11,699,549 shares as of December 31, 2009 and 2010, respectively	(6,334)	(10,327)

Total stockholders’ equity	57,252	102,319

Total liabilities and stockholders’ equity	$74,064	$141,868

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share information)

	Year ended December 31,
	2008	2009	2010
Revenues:
Assets under management or administration	$71,738	$56,857	$75,951
Licensing and professional services	20,104	21,067	22,101

Total revenues	91,842	77,924	98,052

Operating expenses:
Cost of revenues	34,604	24,624	31,444
Compensation and benefits	28,452	28,763	37,027
General and administration (see Notes 5 and 18)	15,500	15,726	21,607
Depreciation and amortization	3,538	4,499	5,703
Restructuring charges	-	-	961

Total operating expenses	82,094	73,612	96,742

Income from operations	9,748	4,312	1,310

Other income (expense):
Interest income	816	221	149
Interest expense	-	-	(564)
Unrealized gain (loss) on investments	(21)	19	12
Impairment of investments	(680)	(3,608)	-

Total other income (expense)	115	(3,368)	(403)

Income before income tax provision	9,863	944	907

Income tax provision	4,608	1,816	1,533

Net income (loss)	5,255	(872)	(626)
Less preferred stock dividends	(203)	(720)	(422)
Less net income allocated to participating preferred stock	(2,406)	-	-

Net income (loss) attributable to common stockholders	$2,646	$(1,592)	$(1,048)

Net income (loss) per share attributable to common stockholders:
Basic	$0.20	$(0.12)	$(0.05)

Diluted	$0.19	$(0.12)	$(0.05)

Weighted average common shares outstanding:
Basic	13,354,845	12,910,998	20,805,911

Diluted	13,675,013	12,910,998	20,805,911

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

	Preferred Stock		Common Stock		Treasury Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Common Shares	Preferred Shares	Amount
Balance, December 31, 2007 (1)	72,779	-	13,506,976	68	-	-	-	96,848	(47,758)	49,158
Issuance of Series C, less legal expenses incurred of $213	3,864	-	-	-	-	-	-	8,787	-	8,787
Exercise of stock options	-	-	14,300	-	-	-	-	17	-	17
Stock-based compensation	-	-	-	-	-	-	-	458	-	458
Purchase of treasury stock (at cost)	-	-	-	-	(588,000)	-	(6,086)	-	-	(6,086)
Net income	-	-	-	-	-	-	-	-	5,255	5,255

Balance, December 31, 2008	76,643	-	13,521,276	68	(588,000)	-	(6,086)	106,110	(42,503)	57,589
Exercise of stock options	-	-	3,000	-	-	-	-	3	-	3
Stock-based compensation	-	-	-	-	-	-	-	780	-	780
Purchase of treasury stock (at cost)	-	-	-		(25,600)	-	(248)	-	-	(248)
Net loss	-	-	-	-	-	-	-	-	(872)	(872)

Balance, December 31, 2009	76,643	$-	13,524,276	$68	(613,600)	-	$(6,334)	$106,893	$(43,375)	$57,252
Exercise of Series B warrants	1,497	-	-	-	-	-	-	1,497	-	1,497
Conversion of preferred stock to common stock effective upon initial public offering	(45,890)	-	7,842,034	39	-	-	-	(39)	-	-
Merger transactions between EnvestNet Group, Inc. and Envestnet, Inc.: Issuance of Envestnet, Inc. common stock to EnvestNet Group, Inc. shareholders	-	-	10,680,000	54	-	-	-	(54)	-	-
Conversion of Envestnet, Inc. preferred and common stock held by EnvestNet Group, Inc., into treasury stock (common equivalents)	(32,250)	-	5,160,000	26	(10,680,000)	-	-	(26)	-	-
Net operating loss tax benefit recognized from EnvestNet Group, Inc. merger	-	-	-	-	-	-	-	839	-	839
Initial public offering of common stock, net of offering costs			5,411,325	27	-	-	-	42,039	-	42,066
Issuance of warrant to FundQuest, Inc.	-	-	-	-	-	-	-	2,946	-	2,946
Exercise of common warrants	-	-	154,548	-	-	-	-	28	-	28
Exercise of stock options	-	-	296,188	1	-	-	-	1,924	-	1,925
Stock-based compensation	-	-	-	-	-	-	-	1,731	-	1,731
Purchase of treasury stock (at cost)	-	-	-	-	(381,480)	(122)	(3,993)	-	-	(3,993)
Conversion of preferred stock in treasury to common stock	-	-	-	-	(24,469)	122	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	(1,346)	(1,346)
Net loss	-	-	-	-	-	-	-	-	(626)	(626)

Balance, December 31, 2010	-	$-	43,068,371	$215	(11,699,549)	-	$(10,327)	$157,778	$(45,347)	$102,319

(1) The opening balance of Accumulated Deficit was adjusted by $994 for an immaterial correction. Refer to Note 2, “Summary of Significant Accounting Policies” for additional information.

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2008	2009	2010
OPERATING ACTIVITIES:
Net income (loss)	$5,255	$(872)	$(626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,538	4,499	5,703
Amortization of customer inducements	-	18	3,238
Amortization of deferred rent and lease incentive	143	544	58
Provision for doubtful accounts	-	385	2,668
Unrealized (gain) loss on investments	21	(19)	(12)
Impairment of investments	680	3,608	-
Deferred income taxes	3,679	1,572	1,215
Stock-based compensation	458	780	1,731
Interest expense	-	-	564
Changes in operating assets and liabilities:
Fees receivable	(796)	(1,338)	(3,718)
Prepaid expenses and other current assets	(552)	(148)	(599)
Other non-current assets	2,403	42	(52)
Customer inducements, net	-	(150)	(11,300)
Accrued expenses	(2,014)	38	2,437
Accounts payable	151	(475)	(185)
Deferred revenue	33	(187)	208
Other non-current liabilities	179	68	137

Net cash provided by operating activities	13,178	8,365	1,467

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,336)	(3,078)	(4,169)
Capitalization of internally developed software	(1,652)	(1,306)	(1,340)
Proceeds from repayment of notes receivable	-	-	985
Increase in notes receivable	(64)	(54)	(90)
Investments in non-marketable securities	(7,654)	(812)	-
Proceeds from investments	-	210	30
Acquisition of businesses, net	-	-	(917)

Net cash (used in) investing activities	(12,706)	(5,040)	(5,501)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	17	3	1,925
Proceeds from exercise of warrants	-	-	1,525
Net proceeds from issuance of common stock	-	-	42,066
Purchase of treasury stock	(6,086)	(248)	(3,993)
Net proceeds from issuance of preferred stock	8,787	-	-
Preferred stock dividends	-	-	(1,346)

Net cash provided by (used in) financing activities	2,718	(245)	40,177

INCREASE IN CASH AND CASH EQUIVALENTS	3,190	3,080	36,143

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,255	28,445	31,525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,445	$31,525	$67,668

Supplemental disclosure of cash flow information - cash paid during the period for:
Income taxes	$1,125	$240	$171

Supplemental disclosure of non-cash investing and financing activities:
Leasehold improvements funded by lease incentive	74	3,156	119
Purchase of non-marketable securities	-	275	-
Exercise of redemption rights into note receivable	-	2,450	-
Issuance of warrant for customer inducement	-	-	2,946
Customer inducement payable	-	150	19,261
Note payable assumed in a business acquisition	-	-	300
Contingent consideration issued in a business combination	-	-	150

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provides open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via the Envestnet Advisor Suite™ and Envestnet | PMC, the Company’s asset management arm. The Company’s headquarters are in Chicago. Principal offices are located in New York, New York; Denver, Colorado; Sunnyvale, California; Boston Massachusetts; Landis, North Carolina and two locations in Trivandrum, India.

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

2. Summary of Significant Accounting Policies

The Company follows accounting standards established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition, results of operations and cash flows. References to Generally Accepted Accounting Principles (“GAAP”) in these footnotes are to the FASB Accounting Standards CodificationTM, sometimes referred to as the codification or ASC.

Principles of Consolidation—The consolidated financial statements include the accounts of Envestnet and its wholly-owned subsidiaries: Oberon Financial Technology, Inc. (“Oberon”); NetAssetManagement, Inc. (“NAM”); Envestnet Asset Management, Inc.; Sigma Asset Management, LLC; PMC International, Inc. and its wholly-owned subsidiaries Portfolio Management Consultants, Inc. and Portfolio Brokerage Services, Inc. (“PBS”). All significant intercompany transactions and balances have been eliminated in consolidation. Accounts denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency.

Management Estimates—Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these audited consolidated financial statements in conformity with GAAP. Significant areas requiring the use of management estimates relate to estimating uncollectible receivables, costs capitalized for internally developed software, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of stock and stock options issued, fair value of customer inducement assets and liabilities, realization of deferred tax assets and valuation and other assumptions used to allocate purchase

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition—The Company recognizes revenue from services related to asset management and administration, licensing and professional services fees.

•

Asset management and administration fees—The Company derives revenues from fees charged as a percentage of the assets that are managed or administered on its technology platform by financial advisors, financial institutions, and their clients (collectively “customers”) and for services the Company provides to its customers. Such services include investment manager due diligence and research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing, and back office and middle-office operations and administration. Investment decisions for assets under management or administration are made by our customers. The asset management and administration fees the Company earns are generally based upon a contractual percentage of assets managed or administered on our platform based on preceding quarter-end values. The contractual fee percentages vary based on the level and type of services the Company provides to its customers. Fees related to assets under management or administration increase or decrease based on values of existing customer accounts. The values are affected by inflows or outflows of customer funds and market fluctuations.

•

Licensing and professional services fees—The Company derives licensing fees from recurring contractual fixed fee contracts with larger financial institutions or enterprise clients. Licensing contracts allow the customer to provide a unique configuration of platform features and investment solutions for their advisers. The licensing fees vary based on the type of services provided and our revenues received under license agreements are recognized over the contractual term.

The Company’s license agreements do not generally provide its customers the ability to take possession of its software or host the software on its own systems or through a hosting arrangement with an unrelated party. However, in a certain instance, a customer has the ability to take possession of the software, and accordingly, the Company considers this circumstance as a multiple-element arrangement. As a multiple element arrangement, the Company is required to determine whether there is vendor specific objective evidence (“VSOE”) of the various elements, including the software license and service components. The Company has not established VSOE of fair value for the separate components, and accordingly, recognizes revenue from these arrangements at such time as all elements of the arrangement have been delivered.

Additionally, the Company derives professional service fees from providing contractual customized service platform software development, which are recognized under a proportional performance model utilizing an output based approach. The Company’s contracts have fixed prices, and generally specify or quantify interim deliverables.

Substantially all of the Company’s revenues are based on contractual arrangements. Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectability is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Certain portions of the Company’s revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to providers for certain services related to the product or service offering.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

The two main factors the Company uses to determine whether to record revenue on a gross or net basis is based on whether:

•	the Company has a direct contract with the third party provider; and

•	the Company has discretion in establishing fees paid by the customer and fees due to the third party service provider.

When customer fees include charges for third party service providers where the Company has a direct contract with such third party service providers’ gross revenue recognized by the Company equals the fee paid by customer. The cost of revenues recognized by the Company is the amount due to the third party provider.

In instances where the Company does not have a direct contract with the third party service provider, the Company does not recognize any revenue or expense. The fees that are collected from the customer by the Company and are remitted to the third party service provider are considered pass through amounts and accordingly are not a component of revenue or cost of revenues.

Cost of Revenues—Cost of revenues primarily include expenses related to sub-advisory and clearing, custody and brokerage services. Generally, these expenses are calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each quarter and are recognized ratably throughout the quarter based on the number of days in the quarter.

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible fee receivables. In establishing the amount of the allowance, customer-specific information is considered related to delinquent accounts, including past lost experience and current economic conditions.

Segments— The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure.

Fair Value of Financial Instruments—The carrying amounts of financial instruments, net of any allowances, including cash equivalents, fees receivable, notes receivable, accounts payable and accrued expenses are considered to be reasonable estimates of their fair values due to their short-term nature.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash accounts at financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). The Company monitors such credit risk and has not experienced any losses related to such risk.

Investments—Investments are recorded at cost and reviewed for impairment. Investments are included in “Other non-current assets” on the consolidated balance sheets and consist of non-marketable investments in privately held companies as well as other alternative investments. The Company reviews these investments on a regular basis to evaluate the carrying amount and economic viability of these investments. This policy includes, but is not limited to, reviewing each of the investee’s cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that the Company requests from these investees. This information is not subject to the same

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these investees.

The Company’s investments are assessed for impairment when a review of the investees operations indicates that there exists a decline in value of the investment and the decline is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments are written down to estimated fair value. The Company estimates fair value using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and estimated discounted future cash flows.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method based on estimated useful lives of the depreciable assets. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the remaining lease term, whichever is shorter. Improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Assets are tested for recoverability whenever events or circumstances indicate the carrying value may not be recoverable.

Customer Inducements—Payments made to customers as an inducement are capitalized and amortized against revenue on a straight-line basis over the term of the agreement.

Internally Developed Software—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internally developed software during the years ended December 31, 2008, 2009 and 2010.

Goodwill and Intangible Assets—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is evaluated for impairment each year using a two-step process that is performed at least annually or whenever events or circumstances indicate that impairment may have occurred. The Company has concluded that it has a single reporting unit. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow. No impairment charges have been recorded for the years ended December 31, 2008, 2009 and 2010.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for possible impairment whenever events or changed circumstances may affect the underlying basis of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows.

Long-Lived Assets—Long-lived assets, such as property, equipment, capitalized internal use software and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charged is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact recoverability of these assets. There were no impairments to long-lived assets during the years ended December 31, 2008, 2009 and 2010.

Leases—In certain circumstances, the Company enters into leases with free rent periods, rent escalations or lease incentives over the term of the lease. In such cases, we calculate the total payments over the term of the lease and record them ratably as rent expense over that term.

Income Taxes—The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.

The Company follows authoritative guidance related to how uncertain tax positions should be recognized, measured, disclosed and presented in the audited consolidated financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. The tax benefits recognized in the audited consolidated financial statements from tax positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Advertising Costs—The Company expenses all advertising costs as incurred and they are classified within general and administration expenses. Advertising costs totaled approximately $1,071, $1,021 and $1,160 for the years ended December 31, 2008, 2009 and 2010, respectively.

Stock-Based Compensation—Compensation cost relating to stock-based awards made to employees and directors is recognized in the audited consolidated financial statements using the Black-Scholes option pricing model. Non-qualified awards are issued under the Company’s stock-based compensation plan. The Company measures for the cost of such awards based on the estimated fair value of the award measured at the grant date and recognizes the expense on a straight-line basis over the requisite service period, which is the vesting period.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Determining the fair value of stock options requires the Company to make several estimates, including the volatility of its stock price, the expected life of the option, dividend yield and interest rates. Prior to July 28, 2010 the Company was not a publicly traded company. Accordingly, the Company had limited historical information on the price of its stock as well as employees’ stock option exercise behavior. Because of this limitation, the Company cannot rely on its historical experience alone to develop assumptions for stock price volatility and the expected life of its options. The Company estimates the expected life of its options using the “Simplified Method”. The Company estimates stock-price volatility with reference to a peer group of publicly traded companies. Determining the companies to include in this peer group involves judgment. The Company utilizes a risk-free interest rate, which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options. The Company has not and does not expect to pay dividends on its common shares.

The Company is required to estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the vesting period. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Corrections for a Prior Period Error—During the third quarter of 2010, the Company identified an approximate $994 tax error related to preparing the year-end estimated federal net operating loss carryforward for 2007. Accordingly, the consolidated balance sheet for December 31, 2009 has been adjusted to reduce “Deferred tax assets” by $994 with a corresponding $994 adjustment recorded as an increase to “Accumulated deficit”. The Company also recorded a $994 adjustment to “Accumulated deficit” as of December 31, 2007 in the consolidated statements of stockholders’ equity. The correction of this error does not impact the consolidated statements of operations or consolidated statements of cash flows contained in this report and this correction was not considered material to prior period financial statements.

Reclassifications—Certain reclassifications were made to the December 31, 2009 consolidated balance sheet to conform to the 2010 presentation.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangement guidance. The first change relates to the determination of when individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC Subtopic 985-605. In addition, this guidance requires hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

beginning on or after June 15, 2010, but early adoption is permitted. The Company does not anticipate the adoption of this guidance will have a material impact on its audited consolidated financial statements.

3.	Business Acquisitions

B-Ready Outsourcing Solutions, Inc.

On April 1, 2010, the Company acquired the assets of B-Ready Outsourcing Solutions, Inc. (“B-Ready”) for approximately $750. B-Ready is a private company that provides back-office data management and reporting services for users of Schwab Portfolio Center and enhances the Company’s product offerings. The purchase price is included in “Cash flows from investing activities” in the consolidated statements of cash flows. The Company paid cash of $300 at closing and assumed a note payable in the amount of $300. The remaining amount of the total purchase price is a deferred purchase price payable, contingent upon B-Ready meeting certain revenue targets in the 12 months after the date of acquisition. The Company determined that it is likely B-Ready will meet the revenue targets, and accordingly recorded the contingent consideration at fair value. In addition, the Company has a put option to sell back to the owners all of the assets acquired by the Company any time prior to April 1, 2011 for an amount equal to the payments made.

The purchase price of the acquisition was as follows:

Cash paid to owners	$300
Note payable assumed	300
Contingent consideration	150

$750

The following table summarizes estimated fair values of the assets acquired at the date of the acquisition:

Accounts receivable	$114
Property and equipment	3
Intangible assets	209
Goodwill	424

Total assets acquired	$750

All of the goodwill associated with the B-Ready acquisition is expected to be deductible for income tax purposes.

A summary of intangible assets acquired, estimated useful lives and amortization method was as follows:

	Amount	Weighted Average Useful Life	Amortization Method
Customer list	$209	4	Accelerated

The results of B-Ready’s operations are included in the consolidated statement of operations beginning April 1, 2010.

Metamorphosis Money Management, LLC.

On September 1, 2010, the Company acquired the assets of Metamorphosis Money Management, LLC (“M3”) for approximately $617. M3 is a private company that provides back-office outsourcing and overlay

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

management to registered investment advisors and enhances the Company’s product offerings. The purchase price is included in “Cash flows from investing activities” in the consolidated statements of cash flows.

The following table summarizes estimated fair values of the assets acquired at the date of the acquisition:

Accounts receivable	$30
Property and equipment	3
Goodwill	584

Total assets acquired	$617

All of the goodwill associated with the M3 acquisition is expected to be deductible for income tax purposes.

The results of M3’s operations are included in the consolidated statement of operations beginning September 1, 2010.

Pro forma results for Envestnet, Inc. giving effect to the B-Ready and M3 acquisitions

The following unaudited pro forma financial information presents the combined results of operations of Envestnet, B-Ready and M3 as if the acquisitions had occurred as of the beginning of 2009. Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented. The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets, adjustments to payroll expenses and interest expense and related tax effects.

	At December 31,
	2009	2010
Revenue	$79,117	$98,489
Net loss	(1,389)	(779)
Net loss attributable to common stockholders	(2,109)	(1,201)
Net loss per share attributable to common stockholders:
Basic	(0.16)	(0.06)
Diluted	(0.16)	(0.06)

4.	Customer Inducements

Customer inducements assets and the payables consist of the following:

	At December 31,
	2009	2010
Customer inducements assets	$282	$30,400

Customer inducements payable:
Current	$150	$1,000
Non-current	-	18,806

	$150	$19,806

In February 2010, the Company signed a seven-year platform services agreement (the “Agreement”) with FundQuest Incorporated (“FundQuest”), a subsidiary of BNP Paribas Investment Partners. Pursuant to the

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Agreement, the Company provides FundQuest and its clients with the Company’s platform technology and support services, replacing FundQuest’s technology platform. The Company earns fees based upon a contractual percentage of assets under administration.

In connection with the Agreement, the Company is required to make various payments to FundQuest during the contract term as defined in the Agreement. These payments include an up-front payment upon completion of the conversion of FundQuest’s clients’ assets to the Company’s technology platform, five annual payments and a payment after the fifth year of the Agreement calculated based on the average annual revenues the Company receives from FundQuest during the first five years of the contract term. As of December 31, 2010, the estimate of the present value of these payments was approximately $30.4 million. The Company also issued to FundQuest a warrant to purchase 1,388,888 shares of its common stock, with an exercise price of $10.80 for an estimated fair value of $2.9 million as of December 31, 2010 (see Notes 10 and 15). The present value of all payments and the fair value of the warrant are accounted for as customer inducement costs and will be amortized as a reduction to the Company’s revenues from assets under management or administration on a straight-line basis over the contract term of seven years.

Amortization and imputed interest expense was as follows:

	Year ended December 31,
	2008	2009	2010
Amortization expense	$-	$18	$3,239
Imputed interest expense	-	-	546

5.	Notes Receivable

Notes receivable consist of the following:

	At December 31,
	2009	2010
The EnvestNet Group, Inc. (affiliate)	$767	$-
Officer	128	-
Fetter Logic, net of allowance of $309 and $0 (including current portion of notes receivable (net) of $714 and $0)	2,141	-

	$3,036	$-

In May 2004, the Company entered into a demand note with The EnvestNet Group, Inc. (the “Envestnet Shareholder”) an affiliated entity of the Company. From time to time, the Company paid certain expenses on behalf of the affiliated entity. The demand note was unsecured and accrued interest at 6% per annum. For the years ended December 31, 2008, 2009 and 2010, interest income related to this note amounted to $38, $39 and $27, respectively. Upon closing of the Company’s initial public offering (Note 15), the Envestnet Shareholder settled its receivable to the Company.

In May 2006, the Company entered into a promissory note for $200 with an officer of the Company. The note was unsecured and matured at the earlier date of May 17, 2011 or 30 days prior to a securities filing of the Company’s shares. Interest was payable at the maturity date of the note and accrued at 4.85%, compounded annually. During 2008, the officer made a principal and interest payment totaling $100. On February 20, 2010,

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

the officer paid off the note receivable in full. For the years ended December 31, 2008, 2009 and 2010, interest income related to this note amounted to $9, $7 and $1, respectively.

In December 2008, the Company purchased 480,000 shares, which represented approximately 19.9% of Fetter Logic, a privately held company for $5,700. This investment was made in conjunction with an operating agreement to jointly develop and market data aggregation and reporting services. On a periodic basis, the Company reviews its investments to determine impairment and in conjunction with this review, the Company estimated the fair value to be zero and accordingly recognized an impairment loss of $3,250 for the year ended December 31, 2009. Additionally, under the terms of the purchase agreement, the Company had the right to redeem 175,000 shares at $14 per share for a total of $2,450 to be paid over a three-year period with annual payments of $816 beginning one year after the date of exercise. In December 2009, the Company exercised its redemption rights and accordingly recorded a note receivable in the amount of $2,450. In addition to the Company’s investment, the Company billed Fetter Logic for services rendered under the operating agreement in the amount of $603 for the year ended December 31, 2009.

At December 31, 2009, included in fees receivable and notes receivable is $527 and $2,141, respectively due from Fetter Logic, which is net of an allowance for doubtful accounts of $76 and $309, respectively.

As discussed in Note 18, the Company and Fetter Logic agreed to dismiss their respective lawsuits. As a result, the Company wrote-off the fees receivable, notes receivable and the allowance for doubtful accounts balances in 2010.

6.	Property and Equipment

Property and equipment consists of the following:

		At December 31,
	Estimated Useful Life	2009	2010
Cost:
Office furniture and fixtures	5-7 years	$1,912	$1,996
Computer equipment and software	3 years	12,055	14,600
Other office equipment	5 years	657	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	5,163	5,247

		19,787	22,441
Less accumulated depreciation and amortization		(11,227)	(12,728)

Property and equipment, net		$8,560	$9,713

Depreciation and amortization expense was as follows:

	Year ended December 31,
	2008	2009	2010
Depreciation and amortization expense	$1,296	$1,985	$2,980

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

7.	Internally Developed Software

Internally developed software consists of the following:

		At December 31,
	Estimated Useful Life	2009	2010
Internally developed software	5 years	$8,061	$9,401
Less accumulated depreciation		(4,174)	(5,780)

Internally developed software, net		$3,887	$3,621

Depreciation expense was as follows:

	Year ended December 31,
	2008	2009	2010
Depreciation expense	$1,172	$1,444	$1,606

8.	Goodwill and Intangible Assets

Changes in the carrying amount of the Company’s goodwill was as follows:

Balance at December 31, 2009	$1,023
B-Ready acquisition (Note 3)	424
M3 acquisition (Note 3)	584

Balance at December 31, 2010	$2,031

Intangible assets consist of the following:

		December 31, 2009			December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
NAM customer list	7 years	$4,305	(3,434)	$871	$4,305	(4,049)	$256
Oberon customer list	8 years	3,644	(2,277)	1,367	3,644	(2,733)	911
B-Ready customer list	4 years	-	-	-	209	(46)	163

Total intangible assets		$7,949	$(5,711)	$2,238	$8,158	$(6,828)	$1,330

Amortization expense was as follows:

	Year ended December 31,
	2008	2009	2010
Amortization expense	$1,070	$1,070	$1,117

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Future amortization expense of the identifiable intangible assets as of December 31, 2010, is expected to be as follows:

Years ending December 31:
2011	$768
2012	506
2013	45
2014	11

$1,330

9.	Other Non-Current Assets

Other non-current assets consist of the following:

	At December 31,
	2009	2010
Investment in private company	$1,250	$1,250
Deposits	384	488
Other	520	450

	$2,154	$2,188

In April 2008, the Company entered into an agreement to purchase 1,250,000 Preferred A Units of a private company for a total purchase price of $1,250 subject to the private company meeting certain milestone-based events. As of December 31, 2009, the Company had funded $975 of the obligation. Included in accrued expenses as of December 31, 2009, is a liability of approximately $275 as a result of this private company meeting a milestone event in December 2009. This amount was paid in 2010. The Preferred A Units are entitled to a preferred distribution at a cumulative rate of 8% per annum of unreturned capital contributions, as defined in the agreement.

In December 2008, the Company made an investment in a Fund of funds (“Fund”) for cash payments totaling approximately $1,391. The Fund was immediately dissolved and the direct investments in the underlying funds were assigned and recorded on the Company’s balance sheet. Due to liquidity concerns relating to the underlying funds, the Company estimated the fair value to be approximately $715 as of December 31, 2008 and recorded an impairment charge of approximately $678. During the year ended December 31, 2009 and 2010, the Company collected approximately $210 and $30, respectively in proceeds from the liquidation of the funds. As of December 31, 2009, the Company estimated the fair value of the underlying funds to be approximately $145 and accordingly recorded an impairment charge of approximately $360. As of December 31, 2010, the underlying funds are recorded in the consolidated balance sheet at $114.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money-market funds are considered Level 1 assets and totaled approximately $18,803 and $55,173 as of December 31, 2009 and 2010, respectively and are included in cash and cash equivalents in the consolidated balance sheets.

Investments in mutual funds are quoted based on the daily market prices, are considered Level 1 assets and totaled approximately $72 and $84 as of December 31, 2009 and 2010, respectively and are included in other non-current assets in the consolidated balance sheets.

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

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from December 31, 2009 to December 31, 2010:

Warrant
Balance at December 31, 2009	$-
Issuance	2,360

Balance at March 31, 2010	2,360
Change in fair value	586

Balance at June 30, 2010	2,946
Transfer to additional paid in capital	(2,946)

Balance at September 30, 2010	$-

Balance at December 31, 2010	$-

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Fair Value on a Non-Recurring Basis:

Non-marketable investments, which totaled $1,417 and $1,386 at December 31, 2009 and 2010, respectively, represent the Company’s investments in privately held companies and alternative investments. Non-marketable investments are priced at cost and reviewed for impairment due to an absence of market activity and market data and are considered Level 3 assets. These investments are included in other non-current assets in the consolidated balance sheets.

11.	Accrued Expenses

Accrued expenses consist of the following:

	At December 31,
	2009	2010
Accrued investment manager fees	$5,669	$6,892
Accrued compensation and related taxes	3,221	4,309
Accrued professional services	782	280
Accrued restructuring charges	-	228
Other accrued expenses	600	1,150

	$10,272	$12,859

Effective March 31, 2010, the Company closed its Los Angeles office in order to more appropriately align and manage the Company’s resources. In the year ended December 31, 2010, the Company recognized pretax restructuring charges of $961 consisting primarily of $451 for accrued lease payments, $414 for relocation and other expenses and $96 for severance charges. The Company expects to incur an additional $25 of related restructuring expenses in 2011, primarily for relocation expenses.

The summary of activity in accrued restructuring charges was as follows:

Restructuring Charges
Balance at December 31, 2009	$-
Restructuring provision incurred	1,144
Payments	(733)
Adjustments	(183)

Balance at December 31, 2010	228

12.	Deferred Rent and Lease Incentive

Deferred rent and lease incentive consist of the following:

	At December 31,
	2009	2010
Deferred lease incentive	$2,992	$2,771
Deferred rent	1,007	1,244

	$3,999	$4,015

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

13.	Note Payable

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

14.	Income Taxes

The components of the income tax provision (benefit) charged to operations are summarized as follows:

	Year ended December 31,
	2008	2009	2010
Current:
Federal	$-	$-	$-
State	515	176	(16)
Foreign	42	42	76

	557	218	60

Deferred:
Federal	3,425	1,500	1,207
State	626	98	266

	4,051	1,598	1,473

Total	$4,608	$1,816	$1,533

Net deferred tax assets (liabilities) consist of the following:

	At December 31,
	2009	2010
Current:
Deferred revenue	$9	$88
Prepaid expenses and accruals	125	19

Net current deferred tax assets	134	107

Non-Current:
Deferred rent	$381	$471
Net operating loss and tax credit carry-forwards	16,055	14,836
Amortization and depreciation	(2,848)	(2,863)
Other	2,927	4,649

Net long-term deferred tax assets	16,515	17,093

Net deferred tax assets	16,649	17,200
Less valuation allowance	(2,517)	(3,444)

	$14,132	$13,756

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

During 2010, the write-off of notes receivable from Fetter Logic (Note 5) was considered a capital loss for tax purposes. In assessing the realizability of this deferred tax asset, management determined that it was more-likely-than-not that all of this asset would not be realized and accordingly recorded an increase to our valuation allowance in the amount of $926. The valuation allowance for net deferred tax assets as of December 31, 2009 and 2010 was $2,517 and $3,444, respectively. The valuation allowance as of December 31, 2009 was related to capital losses of $1,230 and Federal and state net operating losses of $1,287 primarily due to Section 382 limitations. The valuation allowance as of December 31, 2010 was related to capital losses of $2,157 and Federal and state net operating losses of $1,287 primarily due to Section 382 limitations. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which net operating losses and temporary differences are deductible. Management considers the scheduled reversal of deferred tax assets and liabilities (including the impact of available carry-back and carry-forward periods), projected taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of taxable income and projections for future taxable income over the periods for which the net operating losses are available and deferred tax assets are deductible, management of the Company believes that it is more-likely-than-not that it will realize the benefits of the net operating losses and any other deferred tax assets. The amount of the deferred tax asset considered realizable however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

On July 28, 2010, in connection with the closing of our initial public offering, the Company entered into a merger transaction with the Envestnet Shareholder (Note 15). As a result of the merger, the Company recorded post tax net operating losses of $839 for federal and state income tax purposes,

Upon exercise of stock options, the Company recognizes any difference between U.S. GAAP compensation expense and income tax compensation expense as a tax windfall or shortfall. The difference is charged to equity in the case of a windfall. When the exercise results in a windfall and the windfall results in net operating loss (“NOL”), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces the income tax payable. For U.S. GAAP purposes, the Company has deferred the recognition of approximately $523 in windfall tax benefits associated with its stock-based compensation until a tax cash savings is realized. The benefit will be recorded in stockholder’s equity when utilized on an income tax return to reduce taxes payable, and as such, it will not impact the Company’s effective tax rate.

As of December 31, 2010, the Company has not provided for taxes on undistributed foreign earnings of $1,596 that it considers permanently reinvested.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

The expected tax provision calculated at the statutory federal rate differs from the actual provision as of consist of the following:

	Year ended December 31,
	2008	2009	2010
Tax provision, at U.S. Federal statutory tax rate	$3,354	$321	$308

State income tax, net of Federal tax benefit	792	42	42
Effect of permanent items	71	51	66
Change in valuation allowance	-	1,396	927
Effect of change in rate	215	(78)	-
Uncertain tax positions	134	42	106
Foreign income taxes	42	42	76
Other	-	-	8

Income tax provision	$4,608	$1,816	$1,533

At December 31, 2010, the Company had net operating loss carry-forwards for federal income tax purposes of $35,965, which are available to offset future federal taxable income, if any, and expire as follows:

Years ending December 31:
2019	$3,364
2020	-
2021	-
2022	-
2023	9,618
2024	13,630
2025	7,698
2026	992
2027	198
2028	199
2029	190
2030	76

$35,965

Of the $35,965 in net operating losses listed above, due to Section 382 limitations, approximately $2,131 in net operating losses will not be utilized.

In addition, the Company has alternative minimum tax credit carry-forwards of approximately $724 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefit was as follows:

	Year ended December 31,
	2008	2009	2010
Unrecognized tax benefits balance at beginning of year	$230	$407	$475
Additions based on tax positions related to the current year	136	103	136
Additions based on tax positions related to the prior periods	41	15	9
Reductions for lapses of statute of limitations	-	(50)	(8)

Unrecognized tax benefits balance at end of year	$407	$475	$612

At December 31, 2010, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $471.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $142 and $195 as of December 31, 2009 and 2010, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, a subsidiary of the Company files a tax return in a foreign jurisdiction. The Company’s tax returns for the fiscal years ended March 31, 2008 and 2009 and calendar year ended December 31, 2009 and 2010 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to state taxing jurisdictions.

15.	Stockholders’ Equity

Preferred Stock

The Company had the following $0.001 par value convertible preferred stock authorized, issued and outstanding as of December 31, 2009:

	Shares Authorized	Shares Issued and Outstanding	Amount	Aggregate Liquidation Preference
Series A Convertible Preferred Stock	66,000	65,649	$31,475	$65,649
Series B Convertible Preferred Stock	10,000	7,130	5,330	7,130
Series C Convertible Preferred Stock	5,000	3,864	8,787	9,000
Undesignated	119,000	-	-	-

	200,000	76,643	$45,592	$81,779

Each share of preferred stock was convertible at any time after the date of issuance and were convertible at various prices and into various amounts of common stock. The preferred stock had liquidation and voting rights as defined in each preferred stock agreement. The holders of Series C Convertible Preferred Stock (“Series C”) were entitled to receive preferred dividends annually at a rate of 8% of the Series C original issue price, accruing and cumulative from the date of issue, whether or not earned or declared. As of December 31, 2009, cumulative preferred dividends accrued but not yet declared approximated $923.

As noted below, upon closing of the Company’s initial public offering, all of the Company’s outstanding Series A, Series B and Series C Convertible Preferred Stock converted into an aggregate 13,002,034 shares of common stock. In addition, the holders of Series C were paid cumulative preferred dividends totaling approximately $1,346.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

On August 3, 2010 the Company amended its certificate of incorporation which increased the amount of authorized preferred stock to 50,000,000 shares and increased the par value to $0.005 per share. There were no shares of preferred stock outstanding as of December 31, 2010.

Warrants

On March 24, 2005, in connection with the sale of Series B Convertible Preferred Stock (“Series B”), the Company issued detachable warrants to holders of Series B to purchase 1,497 shares of Series B at a price of $1,000 per share. In 2010, all of the warrants were exercised and the Company issued 1,497 shares of Series B. In addition, during 2010, the Company acquired 122 shares of Series B for approximately $378.

On September 18, 2008, in connection with the sale of Series C Convertible Preferred Stock (“Series C”), the Company issued detachable warrants to holders of Series C to purchase 154,548 shares of common stock at a price of $0.05 per share. During 2010, all of the warrants were exercised and the Company issued 154,548 shares of common stock.

In February 2010, the Company issued to FundQuest a warrant to purchase shares of the Company’s common stock, with an exercise price to be calculated as 120% of the Company’s initial public offering price per share of the Company’s common stock. As a result of the closing of the Company’s initial public offering, the number of shares of common stock issuable to FundQuest under the warrant was determined to be 1,388,888 shares at an exercise price of $10.80 per share and the estimated fair value of the warrant of $2,946 is classified in equity as additional paid-in capital.

Common Stock

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

Upon closing of the Company’s initial public offering:

•

as approved by the Board of Directors on June 22, 2010, one newly issued share of the Company’s stock was exchanged for every five outstanding shares of stock, effective immediately prior to the effectiveness of the Company’s registration statement on July 28, 2010. All share amounts and per share information referenced throughout the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

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

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

•	each share of the Company’s common and Series A convertible preferred stock held by the Envestnet Shareholder was automatically converted into treasury stock of the Company.

On August 3, 2010 the Company amended its certificate of incorporation which increased the amount of authorized common stock to 500,000,000 shares and increased the par value to $0.005 per share. There were 43,068,371 shares issued and 31,368,822 shares outstanding as of December 31, 2010.

On August 31, 2010, the underwriters exercised their overallotment option to purchase an additional 705,825 shares of common stock from us for a price of $9.00 per share, which resulted in proceeds, before deducting underwriting discounts and commissions, of approximately $6,352.

16.	Stock-Based Compensation

On December 31, 2004, the Company adopted a stock incentive plan (the “2004 Plan”). The 2004 Plan provided for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. To satisfy options granted under the 2004 Plan, the Company made common stock available from authorized but unissued shares or shares held in treasury, if any, by the Company. Stock options granted under the 2004 Plan were either incentive stock options or non-qualified stock options, as defined in the 2004 Plan agreement. Stock options were granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant.

The 2004 Plan has a change in control provision whereby if a change in control occurs and the participant’s awards are not equitably adjusted, such awards shall become fully vested and exercisable and all forfeiture restrictions on such awards shall lapse. Based on the terms of the 2004 Plan, the Company’s initial public offering did not trigger the change in control provision and did not result in any modifications to the outstanding equity awards under the 2004 Plan.

On February 3, 2010, the Board of Directors approved an increase to the number of shares of the Company’s common stock available for issuance under the 2004 Plan by 1,875,230.

On June 22, 2010, the Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 Plan”), effective upon the closing of the Company’s initial public offering. The 2010 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2010 Plan) and cash incentive awards to employees, consultants, and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. The maximum number of shares of common stock that may be delivered under the 2010 Plan is equal to the sum of 2,700,000 plus the number of shares of common stock that are subject to outstanding awards under the 2004 Plan which are forfeited, expire or are cancelled after the effective date of the Company’s initial public offering. Stock options and stock appreciation rights are granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant. As of December 31, 2010, the maximum number of options available for future issuance under the 2010 Plan is 2,750,637.

Employee stock-based compensation expense was as follows:

	Year ended December 31,
	2008	2009	2010
Employee stock-based compensation expense	$419	$780	$1,731
Tax effect on employee stock-based compensation expense	(176)	(295)	(655)

Net effect on income	$243	$485	$1,076

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

The following weighted average assumptions were used to value options granted during the periods indicated:

	Year ended December 31,
	2008	2009	2010
Grant date fair value of options	$2.86	$3.03	$3.71
Volatility	35.8%	39.0%	37.5%
Risk-free interest rate	3.2% - 3.8%	2.0% -2.8%	2.2% -2.8%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.9	6.0	6.2

The following table summarizes option activity under the 2004 Plan and 2010 Plan:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	2,352,250	$6.30
Granted	722,500	7.75
Exercised	(14,300)	1.20
Forfeited	(22,500)	8.10

Outstanding as of December 31, 2008	3,037,950	6.65	7.8	$9,332
Granted	263,962	7.35
Exercised	(3,000)	1.10
Forfeited	(13,333)	6.05

Outstanding as of December 31, 2009	3,285,579	6.70	7.0	15,752
Granted	2,049,461	9.18
Exercised	(296,188)	6.50
Forfeited	(40,515)	7.81

Outstanding as of December 31, 2010	4,998,337	7.64	7.5	47,083

Options exercisable	2,667,998	6.54	5.9	28,076

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2010 of $17.06, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date.

Exercise prices of stock options outstanding as of December 31, 2010 range from $1.10 to $13.45.

At December 31, 2010, there was $6,331 of unrecognized compensation cost related to unvested stock options which the Company expects to recognize over a weighted-average period of 3.1 years.

Other information was as follows:

	Year ended December 31,
	2008	2009	2010
Weighted average per share grant date fair value of options	$2.86	$3.03	$3.71
Total intrinsic value of options exercised	65	26	1,511
Cash received from exercises of stock options	17	3	1,924

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

The following table summarizes the prices whereby the Company granted employee stock options from the period January 1, 2009 through July 27, 2010 (the date prior to the Company’s initial public offering):

Grant Date	Options Granted	Exercise Price and Fair Market Value of Common Stock (per share)
February 16, 2009 - April 8, 2009	9,230	$7.85
May 15, 2009 - July 6, 2009	242,732	7.15
November 16, 2009	12,000	11.50
February 22, 2010	71,000	13.45

Prior to our initial public offering on July 28, 2010, the board of directors determined the exercise price was the fair market value on the respective grant dates. Historically, determining the fair value of our common stock required making subjective judgments. The valuation of our common stock considered a market approach and an income approach, incorporating the Company’s historical and expected financial performance, relevant market, industry and economic trends, recent capital transactions, involving either the Company or comparable companies, and comparable public company valuations. The resulting calculation assigns a value for 100% of our Company’s equity on a marketable equivalent, non-controlling interest basis.

After the value of the Company had been determined, the Company allocated the value to each class of its shares, including common stock. The value allocation methodology applies the principles set forth in the AICPA Practice Aid—Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid defines appropriate methods to allocate enterprise value to common shares when multiple share classes exist. Based on various factors, including the stage of a company’s life and the timing and likelihood of various liquidity events, one method of allocation may be more appropriate than the others. The Company used the option pricing method, as defined in the Practice Aid, which treats each class of equity as having a “call option” on the enterprise value. The option pricing method considers the economic preferences and other rights attributable to each share class, resulting in a price for each of the share classes, including common stock. The valuations of common stock also reflected a discount for lack of marketability, adjusted over time to reflect the expected likelihood and timing of a liquidity event subsequent to each valuation date. No other discounts were applied in determining the value of the Company’s common stock. There was inherent uncertainty in the estimates used in the valuations. If different discount rates, assumptions or weightings had been used, the valuations would have been different.

From January 1, 2009 through July 27, 2010, the Company performed contemporaneous valuations to determine the fair value of the Company’s common stock at the following dates:

Grant Date	Fair Market Value
February 16, 2009 - April 8, 2009	$7.85
May 15, 2009 - July 6, 2009	7.15
November 16, 2009	11.50
February 22, 2010	13.45

Since our initial public offering on July 28, 2010, we have not performed internal valuations or obtained independent valuations in order to determine the Company’s stock price to reference when determining the fair value of our common stock in connection with the granting of stock options.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

17.	Earnings per Share

Net income per common share reflects the application of the two class method. Under the two class method, net income is allocated between common stock and other participating securities based on their respective participating rights. All classes of convertible preferred stock would participate pro rata in dividends and therefore are considered participating securities. Therefore, the two class method of calculating net income per common share has been applied. Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive. For the year ended December 31, 2009 and 2010, convertible preferred securities are excluded from the computation of diluted net income per share as their inclusion on an as if converted basis would have been anti-dilutive. For the year ended December 31, 2009 and 2010, the convertible preferred securities are considered anti-dilutive as a result of such securities not having the contractual obligation to participate in losses of the Company. For the calculation of diluted net income per common share, the basic weighted average number of shares is increased by the dilutive effective of stock options and warrants using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share:

	Year ended December 31,
	2008	2009	2010
Basic income per share calculation:
Net income (loss)	$5,255	$(872)	$(626)
Less: Preferred stock dividends	(203)	(720)	(422)
Less: Net income allocated to participating preferred stock	(2,406)	-	-

Net income (loss) attributable to common stockholders	$2,646	$(1,592)	$(1,048)

Basic number of weighted-average shares outstanding	13,354,845	12,910,998	20,805,911

Basic net income (loss) per share attributable to common stockholders	$0.20	$(0.12)	$(0.05)

Diluted income (loss) per share calculation:
Net income (loss) attributable to common stockholders	$2,646	$(1,592)	$(1,048)
Plus: Preferred stock dividends	-	-	-
Plus: Net income allocated to participating preferred stock	-	-	-

Net income (loss) attributable to common stockholders	$2,646	$(1,592)	$(1,048)

Basic number of weighted-average shares outstanding	13,354,845	12,910,998	20,805,911
Effect of dilutive shares:
Options to purchase common stock	197,071	-	-
Common warrants	123,097	-	-

Diluted number of weighted-average shares outstanding	13,675,013	12,910,998	20,805,911

Diluted net income (loss) per share attributable to common stockholders	$0.19	$(0.12)	$(0.05)

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share was as follows:

	Year ended December 31,
	2008	2009	2010
Options to purchase common stock	2,291,800	3,285,579	4,998,337
Convertible preferred securities	12,702,634	12,702,634	-
Common warrants	-	453,948	1,388,888

Total	14,994,434	16,442,161	6,387,225

18.	Commitments and Contingencies

Leases

The Company rents office space under leases that expire at various dates through 2020. Future annual minimum lease commitments under these operating leases was as follows:

Years ending December 31:
2011	$2,699
2012	3,101
2013	3,476
2014	3,557
2015	3,577
Thereafter	18,670

$35,080

Rent expense for all operating leases for the years ended December 31, totaled:

	Year ended December 31,
	2008	2009	2010
Rent expense	$1,955	$2,465	$2,469

Litigation

On November 23, 2009, the Company sued Fetter Logic, a private company, and its chief executive officer seeking, among other things, unspecified damages for breaches of the investment agreement and operating agreement that the Company had entered into with Fetter Logic in December 2008 and a declaratory judgment that the Company owns certain rights in certain intellectual property. Fetter Logic asserted claims against the Company in a separate suit and in a counterclaim filed on November 30, 2009, for breaches of the investment agreement and operating agreement, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, copyright infringement, misappropriation of trade secrets, an accounting, unjust enrichment and a declaratory judgment that Fetter Logic owns all rights in the contested intellectual property. Fetter Logic sought declaratory and injunctive relief, as well as unspecified compensatory and punitive damages. Both cases arose out of (1) an investment agreement, pursuant to which the Company purchased shares in Fetter Logic for approximately $5,700, and (2) an operating agreement, under which the parties agreed to integrate their respective software applications and develop and sell joint product offerings. Fetter Logic alleged that the

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Company did not comply with the terms of the operating agreement to develop joint product offerings, but instead misappropriated Fetter Logic’s intellectual property to develop products for its own benefit.

On July 8, 2010, the Company and Fetter Logic agreed to dismiss their respective lawsuits. In connection with this settlement, none of the parties was required to make any payments to any other party, the Company relinquished its ownership interest in Fetter Logic, as well as operating receivables for services the Company provided during the term of the operating agreement and its rights under a promissory note issued to the Company in December 2009 in connection with its redemption of a portion of its ownership interest in Fetter Logic. In addition, the Company has the right to use any intellectual property developed or obtained by the Company in connection with the operating agreement. For the years ended December 31, 2009 and 2010, the Company incurred legal fees of $601 and $1,933, respectively related to this matter.

The Company is also involved in other litigation arising in the ordinary course of its business. The Company does not believe that the outcome of any of the aforementioned proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its results of operations, financial condition, cash flows or business.

19.	Major Customers

Two customers accounted for the following percentage of the Company’s fees receivable:

	December 31, 2009	December 31, 2010
Customer A	52%	34%
Customer B	-	26%

One customer accounted for the following percentage of the Company’s revenues:

	December 31,
	2009	2009	2010
Customer A	27%	31%	31%

20.	Benefit Plan

The Company sponsors a profit sharing and savings plan under Section 401(k) or the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year ended December 31,
	2008	2009	2010
Voluntary employer matching contributions	$357	$345	$427

21.	Net Capital Requirements

PBS is a broker-dealer subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital (“net capital ratio”), both as defined, shall not exceed 15 to 1. SEC Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31,

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

2010, the Company had net capital of $714, which was $614 in excess of its required net capital of $100. At December 31, 2010, the Company’s net capital ratio was .09 to 1.

Additionally, PBS is subject to net capital requirements of certain self-regulatory organizations and at December 31, 2010, PBS was in compliance with such requirements.

22.	Quarterly Financial Data (Unaudited)

Quarterly results for the year ended December 31, 2009 and 2010 follow:

	2009
	First	Second	Third	Fourth
Total revenues	$18,681	$17,720	$19,728	$21,795
Income from operations (1) (2)	1,081	746	1,346	1,139
Net income (loss) (3)	784	481	846	(2,839)
Net income (loss) attributable to common stockholders	306	152	335	(3,164)
Net income (loss) per share attributable to common stockholders
Basic	0.02	0.01	0.03	(0.25)
Diluted	0.02	0.01	0.02	(0.25)

	2010
	First	Second	Third	Fourth
Total revenues	$21,632	$24,247	$24,570	$27,603
Income (loss) from operations (1) (2)	(2,670)	789	1,247	1,944
Net income (loss)	(2,511)	393	625	867
Net income (loss) attributable to common stockholders	(2,689)	107	485	867
Net income (loss) per share attributable to common stockholders
Basic	(0.21)	0.01	0.02	0.03
Diluted	(0.21)	0.01	0.02	0.03

Notes:

(1)	Included in income (loss) from operations for the fourth quarter of 2009, first quarter, second quarter and third quarter of 2010 is $601, $724, $1,124 and $85, respectively, of legal expenses related to the Fetter Logic litigation. See Note 18.

(2)	Included in income (loss) from operations for the fourth quarter of 2009 and first quarter of 2010 is $385 and 2,668, respectively, of bad debt expense related to the write-off of receivables from Fetter Logic. See Note 5.

(3)	Included in net loss for the first quarter, second quarter and fourth quarter of 2009 is $17, $1 and $3,590, respectively, for impairment of investments. See Notes 5 and 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors”,” “Board Meetings and Committees – Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held May 19, 2011 and is incorporated herein by reference.

The information required by this item relating to our executive officers and other corporate officers is included under the caption “Executive Officers of the Registrant” in Item 1 of this report.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and our principal financial officer and our principal accounting officer. This code of ethics is posted on our Website. The Internet address for our Website is www.envestnet.com, and the code of ethics may be found from our main Web page by clicking first on “Investor Information” and then “Corporate Governance,” and then on “Code of Business Conduct and Ethics.”

We intend to disclose any amendment to, or waiver from, a provision of this code of ethics by posting such information to our Website, at the address and location specified above.

Item 11. Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees — Director Compensation,” “Board Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Compensation Discussion and Analysis,” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2011, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Envestnet, Inc. Stock,” and “Executive Compensation — Equity Compensation Plan Information (as of December 31, 2010),” in our Proxy Statement for the Annual Meeting of Stockholders to be held May  19, 2011, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees — Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held May 19, 2011 is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders — Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders — Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2011, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Page Number in Form 10-K
(a)(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	62
Consolidated Balance Sheets as of December 31, 2008 and 2009	63
Consolidated Statements of Operations for each of the years ended December 31, 2008, 2009, and 2010	64
Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2008, 2009 and 2010	65
Consolidated Statements of Cash Flows for each of the years ended December 31, 2008, 2009 and 2010	66
Notes to Consolidated Financial Statements	67

(a)(2) Evaluation and Qualifying Accounts
Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Envestnet, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
3.2	Amended and Restated Bylaws of Envestnet, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
4.1	Registration Rights Agreement dated as of March 22, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.2	First Amendment to Registration Rights Agreement dated as of August 30, 2004 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.3	Second Amendment to Registration Rights Agreement effective as of March 24, 2005 (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.4	Joinder Agreements to Registration Rights Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
10.1	Technology and Services Agreement dated as of March 31, 2008, between Registrant and FMR LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.2	First Amendment to Technology and Services Agreement dated June 26, 2008 (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.3	Second Amendment to Technology and Services Agreement dated May 5, 2009 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.4	Third Amendment to Technology and Services Agreement dated November 16, 2009 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.5	Services Agreement dated December 28, 2005 between Registrant and Fidelity Brokerage Services LLC (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.6	Services Agreement effective March 24, 2005 between Registrant and National Financial Services LLC (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.7	Services Agreement Amendment dated effective March 2008 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.8	Platform Services Agreement dated February 8, 2010 between Registrant and FundQuest Incorporated (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
10.9	Addendum to the Platform Services Agreement effective April 30, 2010 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.10	2010 Long-Term Incentive Plan (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).*
10.11	2004 Stock Incentive Plan (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).*
10.12	Form of Equity Award, filed herewith.
21.1	Subsidiaries of the Company, filed herewith
23.1	Consent of current Independent Registered Public Accounting Firm, filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

*	Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: March 18, 2011	/s/ JUDSON BERGMAN
Judson Bergman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2011	/s/ PETER D’ARRIGO
Peter D’Arrigo
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 18, 2011.

Name	Position

/S/ JUDSON BERGMAN Judson Bergman	Chairman and Chief Executive Officer; Director (Principal Executive Officer)

/S/ PETER D’ARRIGO Peter D’Arrigo	Chief Financial Officer (Principal Financial Officer)

/S/ DALE SEIER Dale Seier	Senior Vice President, Finance (Principal Accounting Officer)

/S/ ROSS CHAPIN Ross Chapin	Director

/S/ GATES HAWN Gates Hawn	Director

/S/ JAMES JOHNSON James Johnson	Director

/S/ PAUL KOONTZ Paul Koontz	Director

/S/ YVES SISTERON Yves Sisteron	Director