Form 10-Q
period 2011-03-31
ENVESTNET, INC.
filed 2011-05-06
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011, 31,642,608 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$71,815	$67,668
Fees receivable	8,568	9,135
Deferred tax assets, net	—	107
Prepaid expenses and other current assets	2,506	2,026

Total current assets	82,889	78,936

Property and equipment, net	10,268	9,713
Internally developed software, net	3,654	3,621
Intangible assets, net	1,048	1,330
Goodwill	2,031	2,031
Deferred tax assets, net	13,103	13,649
Customer inducements	29,194	30,400
Other non-current assets	2,176	2,188

Total assets	$144,363	$141,868

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$11,647	$12,859
Accounts payable	2,056	1,707
Customer inducements payable	1,000	1,000
Note payable	162	159
Deferred tax liabilities, net	122	—
Deferred revenue	68	232

Total current liabilities	15,055	15,957

Deferred rent and lease incentive liability	3,946	4,015
Customer inducements payable	19,011	18,806
Note payable	162	159
Other non-current liabilities	672	612

Total liabilities	38,846	39,549

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock, par value $0.005, 500,000,000 shares authorized as of March 31, 2011 and December 31, 2010; 43,327,681 and 43,068,371 shares issued as of March 31, 2011 and December 31, 2010, respectively; 31,622,508 and 31,368,822 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	216	215
Additional paid-in capital	159,665	157,778
Accumulated deficit	(43,943)	(45,347)
Treasury stock at cost, 11,705,173 and 11,699,549 shares as of March 31, 2011 and December 31, 2010, respectively	(10,421)	(10,327)

Total stockholders’ equity	105,517	102,319

Total liabilities and stockholders’ equity	$144,363	$141,868

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Assets under management or administration	$23,271	$16,396
Licensing and professional services	5,991	5,236

Total revenues	29,262	21,632

Operating expenses:
Cost of revenues	10,128	7,020
Compensation and benefits	10,146	8,090
General and administration	4,876	7,109
Depreciation and amortization	1,548	1,331
Restructuring charges	10	752

Total operating expenses	26,708	24,302

Income (loss) from operations	2,554	(2,670)

Other income (expense):
Interest income	26	44
Interest expense	(211)	—
Unrealized gain on investments	3	3

Total other income (expense)	(182)	47

Income (loss) before income tax provision	2,372	(2,623)

Income tax provision (benefit)	968	(112)

Net income (loss)	1,404	(2,511)

Less preferred stock dividends	—	(178)
Less net income allocated to participating preferred stock	—	—

Net income (loss) attributable to common stockholders	$1,404	$(2,689)

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.21)

Diluted	$0.04	$(0.21)

Weighted average common shares outstanding:
Basic	31,433,964	12,966,820

Diluted	32,872,600	12,966,820

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Common Shares	Amount
Balance, December 31, 2010	—	$—	43,068,371	$215	(11,699,549)	$(10,327)	$157,778	$(45,347)	$102,319

Exercise of stock options	—	—	192,086	1	—	—	1,071	—	1,072
Issuance of common stock - restricted stock award	—	—	67,224	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	816	—	816
Purchase of treasury stock (at cost)	—	—	—	—	(5,624)	(94)	—	—	(94)
Net income	—	—	—	—	—	—	—	1,404	1,404

Balance, March 31, 2011	—	$—	43,327,681	$216	(11,705,173)	$(10,421)	$159,665	$(43,943)	$105,517

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$1,404	$(2,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,548	1,331
Amortization of customer inducements	1,206	15
Deferred rent and lease incentive	(69)	64
Provision for doubtful accounts	—	2,668
Unrealized gain on investments	(3)	(3)
Deferred income taxes	775	(86)
Stock-based compensation	816	232
Interest expense	211	—
Changes in operating assets and liabilities:
Fees receivable	567	(76)
Prepaid expenses and other current assets	(480)	(1,161)
Other non-current assets	—	(62)
Accrued expenses	(1,212)	266
Accounts payable	349	130
Deferred revenue	(164)	(1)
Other non-current liabilities	60	34

Net cash provided by operating activities	5,008	840

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,419)	(1,889)
Capitalization of internally developed software	(435)	(295)
Proceeds from repayment of notes receivable	—	128
Increase in notes receivable	—	(40)
Proceeds from investments	15	13

Net cash used in investing activities	(1,839)	(2,083)

FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	1,505
Proceeds from exercise of stock options	1,072	16
Purchase of treasury stock	(94)	(399)

Net cash provided by financing activities	978	1,122

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,147	(121)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,668	31,525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,815	$31,404

Supplemental disclosure of cash flow information - cash paid during the period for:
Income taxes	$109	$44

Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrant for customer inducement	—	2,360

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.	Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provides open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via the Envestnet Advisor Suite™ and Envestnet | PMC, the Company’s asset management arm. The Company’s headquarters are in Chicago, Illinois. Principal offices are located in New York, New York; Denver, Colorado; Sunnyvale, California; Boston, Massachusetts; Landis, North Carolina and two locations in Trivandrum, India.

The Company’s Advisor Suite is a platform of integrated, internet-based technology applications and related services that provide portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing, and back-office and middle-office operations and administration.

The Company’s investment consulting group, Envestnet | PMC, provides investment manager due diligence and research, a full spectrum of investment offerings supported by both proprietary and third-party research, and overlay portfolio management services.

Through these platform and service offerings, the Company provides open-architecture support for a wide range of investment products (separately managed accounts, multi-manager accounts, mutual funds, exchange-traded funds, stock baskets, alternative investments, and other fee-based investment solutions) from Envestnet | PMC and other leading investment providers via multiple custodians, and also account administration and reporting services.

Envestnet operates three registered investment advisor firms (“RIAs”) and a registered broker-dealer. The RIAs are registered with the Securities and Exchange Commission (“SEC”). The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority (“FINRA”).

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2011 and the results of operations, stockholders’ equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements for the year ended December 31, 2010 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these unaudited condensed consolidated financial statements are in thousands, except share and per share amounts.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2010 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangement guidance. The first change relates to the determination of when individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC Subtopic 985-605. In addition, this guidance requires hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.	Customer Inducements

Customer inducements assets and payables consist of the following:

	March 31, 2011	December 31, 2010
Customer inducements assets	$29,194	$30,400

Customer inducements payables:
Current	$1,000	$1,000
Non-current	19,011	18,806

	$20,011	$19,806

Amortization and imputed interest expense was as follows:

	Three Months Ended March 31,
	2011	2010
Amortization expense	$1,206	$15
Imputed interest expense	205	—

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

4.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life	March 31, 2011	December 31, 2010
Cost:
Office furniture and fixtures	5-7 years	$2,113	$1,996
Computer equipment and software	3 years	15,901	14,600
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	5,247	5,247

		23,859	22,441
Less accumulated depreciation and amortization		(13,591)	(12,728)

Property and equipment, net		$10,268	$9,713

Depreciation and amortization expense for property and equipment was as follows:

	Three Months Ended March 31,
	2011	2010
Depreciation and amortization expense	$864	$664

5.	Internally Developed Software

Internally developed software consists of the following:

	Estimated Useful Life	March 31, 2011	December 31, 2010
Internally developed software	5 years	$9,835	$9,401
Less accumulated depreciation		(6,181)	(5,780)

Internally developed software, net		$3,654	$3,621

Depreciation expense for internally developed software was as follows:

	Three Months Ended March 31,
	2011	2010
Depreciation expense	$402	$400

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

6.	Intangible Assets

Intangible assets consist of the following:

		March 31, 2011			December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
NAM customer list	7 years	$4,305	(4,202)	$103	$4,305	(4,049)	$256
Oberon customer list	8 years	3,644	(2,847)	797	3,644	(2,733)	911
B-Ready customer list	4 years	209	(61)	148	209	(46)	163

Total intangible assets		$8,158	$(7,110)	$1,048	$8,158	$(6,828)	$1,330

Amortization expense for intangible assets was as follows:

	Three Months Ended March 31,
	2011	2010
Amortization expense	$282	$267

7.	Other Non-Current Assets

Other non-current assets consist of the following:

	March 31, 2011	December 31, 2010
Investment in private company	$1,250	$1,250
Deposits	488	488
Other	438	450

Total other non-current assets	$2,176	$2,188

8.	Fair Value Measurements

Financial assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1:	Inputs based on quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2:	Inputs based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or inputs that are observable and can be corroborated by observable market data.

Level 3:	Inputs reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money market funds are considered Level 1 assets and totaled approximately $59,062 and $55,173 as of March 31, 2011 and December 31, 2010, respectively and are included in cash and cash equivalents in the unaudited condensed consolidated balance sheet.

Investments in mutual funds are quoted based on the daily market prices, are considered Level 1 assets and totaled approximately $87 and $84 as of March 31, 2011 and December 31, 2010, respectively and are included in other non-current assets in the unaudited condensed consolidated balance sheet.

Fair Value on a Non-Recurring Basis:

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. Other than as described below, the Company did not measure any significant assets or liabilities at fair value on a non-recurring basis during the three months ended March 31, 2011.

Non-marketable investments, which totaled $1,371 and $1,386 at March 31, 2011 and December 31, 2010, respectively, represent the Company’s investments in privately held companies and alternative investments. Non-marketable investments are priced at cost and reviewed for impairment due to an absence of market activity and market data and are considered Level 3 assets. These investments are included in other non-current assets in the unaudited condensed consolidated balance sheet.

9.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Accrued investment manager fees	$7,318	$6,892
Accrued compensation and related taxes	2,487	4,309
Accrued professional services	250	280
Accrued restructuring charges	187	228
Other accrued expenses	1,405	1,150

Total accrued expenses	$11,647	$12,859

Effective March 31, 2010, the Company closed its Los Angeles office in order to more appropriately align and manage the Company’s resources. In the three months ended March 31, 2011, the Company recognized pretax restructuring charges of $10, primarily for relocation expenses. In the three months ended March 31, 2010, the Company recognized pretax restructuring charges of $752, primarily for accrued lease payments of $598, severance charges of $96 and relocation expenses of $58.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The summary of activity in accrued restructuring charges was as follows:

Accrued Restructuring Charges
Balance at December 31, 2009	$—
Restructuring provision incurred	1,144
Payments	(733)
Adjustments	(183)

Balance at December 31, 2010	228
Restructuring provision incurred	10
Payments	(51)

Balance at March 31, 2011	$187

10.	Income Taxes

U.S. GAAP requires the interim period tax provision to be determined as follows:

•

At the end of each quarter, the Company estimates the tax that will be provided for the year stated as a percent of estimated “ordinary” income for the year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

The estimated annual effective rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

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

The following table includes tax expense and the effective tax rate for the Company’s income from operations:

	Three Months Ended March 31,
	2011	2010
Income (loss) before income taxes	$2,372	$(2,623)
Income tax provision (benefit)	968	(112)
Effective tax rate	40.8%	4.3%

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

In 2010, the write-off of certain notes receivable was considered a capital loss for tax purposes. In assessing the realizability of this deferred tax asset, management determined that it was more-likely-than-not that all of this asset would not be realized and accordingly recorded a valuation allowance in the amount of $926. The valuation allowance for net deferred tax assets as of March 31, 2011 and December 31, 2010 was $3,444 for both periods and was related to capital losses of $2,157 and Federal and state net operating losses of $1,287 primarily due to Section 382 limitations. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

Upon exercise of stock options, the Company recognizes any difference between U.S. GAAP compensation expense and income tax compensation expense as a tax windfall or shortfall. The difference is charged to equity in the case of a windfall. When the exercise results in a windfall and the windfall results in a net operating loss (“NOL”), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces the income tax payable. For U.S. GAAP purposes, the Company has deferred the recognition of approximately $1,036 in windfall tax benefits associated with its stock-based compensation until a cash tax savings is realized. The benefit will be recorded in stockholder’s equity when utilized on an income tax return to reduce taxes payable, and as such, it will not impact the Company’s effective tax rate.

The total amount of the gross liability for unrecognized tax benefits reported in other non-current liabilities was $672 and $612 at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $510.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $195 as of both March 31, 2011 and December 31, 2010.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, a subsidiary of the Company files a tax return in a foreign jurisdiction. The Company’s tax returns for the calendar years ended December 31, 2010 and 2009, and fiscal years ended March 31, 2009 and 2008 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to state taxing jurisdictions.

11.	Stock-Based Compensation

Stock Options

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004”) Plan and the 2010 Long-Term Incentive Plan (the “2010 Plan”). As of March 31, 2011, the maximum number of shares available for future issuance under the 2010 Plan is 2,251,347.

Employee stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2011	2010
Employee stock-based compensation expense	$816	$232
Tax effect on employee stock-based compensation expense	(309)	(88)

Net effect on income	$507	$144

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended March 31,
	2011	2010
Grant date fair value of options	$5.26	$5.50
Volatility	39.3%	38.2%
Risk-free interest rate	2.5%	2.8%
Dividend yield	0.0%	0.0%
Expected term (in years)	6.0	5.9

The following table summarizes option activity under the 2004 Plan and 2010 Plan:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	4,998,337	$7.64
Granted	437,333	12.59
Exercised	(192,086)	5.58
Forfeited	(5,267)	7.99

Outstanding as of March 31, 2011	5,238,317	8.13	7.6	$27,821

Options exercisable	2,482,912	6.63	5.7	16,908

Exercise prices of stock options outstanding as of March 31, 2011 range from $1.10 to $13.45.

Restricted Stock

On February 28, 2011, the Company granted restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for restricted stock awards during the three months ended March 31, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2010	—	$—
Granted	67,224	12.55
Vested	—	—
Forfeited	—	—

Balance at March 31, 2011	67,224	$12.55

At March 31, 2011, there was $9,213 of unrecognized compensation cost related to unvested stock options and restricted stock which the Company expects to recognize over a weighted-average period of 2.9 years.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

12.	Earnings Per Share

Net income per common share reflects the application of the two class method for 2010. Under the two class method, net income is allocated between common stock and other participating securities based on their respective participating rights. All classes of convertible preferred stock would participate pro rata in dividends and therefore are considered participating securities. Therefore, the two class method of calculating net income per common share has been applied. Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive. For the three months ended March 31, 2010, the convertible preferred securities are considered anti-dilutive as a result of such securities not having the contractual obligation to participate in losses of the Company. For the calculation of diluted net income per common share, the basic weighted average number of shares is increased by the dilutive effective of stock options and warrants using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share:

	Three Months Ended March 31,
	2011	2010
Basic income per share calculation:
Net income (loss)	$1,404	$(2,511)
Less: Preferred stock dividends	—	(178)
Less: Net income allocated to participating preferred stock	—	—

Net income (loss) attributable to common stockholders	$1,404	$(2,689)

Basic number of weighted-average shares outstanding	31,433,964	12,966,820

Basic net income (loss) per share attributable to common stockholders	$0.04	$(0.21)

Diluted income (loss) per share calculation:
Net income (loss) attributable to common stockholders	$1,404	$(2,689)
Plus: Preferred stock dividends	—	—
Less: Net income allocated to participating preferred stock	—	—

Net income (loss) attributable to common stockholders	$1,404	$(2,689)

Basic number of weighted-average shares outstanding	31,433,964	12,966,820
Effect of dilutive shares:
Options to purchase common stock	1,137,492	—
Common warrants	301,144	—
Convertible preferred securities	—	—

Diluted number of weighted-average shares outstanding	32,872,600	12,966,820

Diluted net income (loss) per share attributable to common stockholders	$0.04	$(0.21)

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share was as follows:

	Three Months Ended March 31,
	2011	2010
Options to purchase common stock	—	3,354,412
Convertible preferred securities	—	12,977,566

13.	Major Customers

Two customers accounted for the following percentage of the Company’s fees receivable:

	March 31, 2011	December 31, 2010
Customer A	37%	34%
Customer B	30%	26%

One customer accounted for the following percentage of the Company’s revenues:

	Three Months Ended March 31,
	2011	2010
Customer A	30%	33%

14.	Commitments and Contingencies

The Company is involved in litigation arising in the ordinary course of business. The Company does not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its results of operations, financial condition, cash flows or business.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

15.	Subsequent Events

In April 2011, the Company leased additional office space in its Chicago and New York offices. These leases expire in 2020 and 2021, respectively. Future annual minimum lease commitments under operating leases, including amounts related to the additional office space noted, are as follows:

Years ending December 31:
Remainder of 2011	$2,119
2012	3,586
2013	4,058
2014	4,153
2015	4,162
Thereafter	23,398

$41,476

On April 26, 2011, the Company and its directors’ and officers’ liability insurance carrier entered into an agreement under which the insurance carrier has agreed to pay the Company $1,100 to reimburse the Company for defense fees and expenses incurred by the Company in 2010 related to certain litigation. The Company will recognize the amount as other income in the three month period ended June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “Envestnet”, the “Company”, “we”, “us” and “our” refer to Envestnet, Inc. and its subsidiaries.

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

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in our Annual Report on Form 10-K under “Risk Factors”; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this quarterly report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this quarterly report on Form 10-Q and our Annual Report on Form 10-K that we have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K that we have filed with the Securities and Exchange Commission. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Overview

We are a leading provider of technology-enabled, wealth management solutions to financial advisors. By integrating a wide range of investment solutions and services, our technology platform provides financial advisors with the flexibility to address their clients’ needs. We work with financial advisors who are independent, as well as those who are associated with small or mid-sized financial advisory firms and larger financial institutions, which we refer to as enterprise clients. We focus our technology development efforts and our sales and marketing approach on addressing financial advisors’ front-, middle- and back-office needs. We believe our investment solutions and services allow financial advisors to be more efficient and effective in the activities critical to their businesses by facilitating client interactions, supporting and enhancing portfolio management and analysis, and enabling reliable account support and administration. In addition, we are not controlled by a financial institution, broker-dealer or other entity operating in the securities or wealth management industry, which we believe affords us a greater level of independence and impartiality.

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) increased 42% from $16.4 million in the three months ended March 31, 2010 to $23.3 million in the three months ended March 31, 2011. The increase was a result of the positive effects of new account growth and positive net flows of AUM and AUA, as well as an increase in the market value of AUM and AUA.

Total revenues, which include licensing and professional service fees, increased 35% from $21.6 million in the three months ended March 31, 2010 to $29.3 million in the three months ended March 31, 2011.

Net income attributable to common stockholders for the three months ended March 31, 2011 was $1.4 million, or $0.04 per diluted share, compared to a net loss attributable to common stockholders of $(2.7) million, or $(0.21) per diluted share for the three months ended March 31, 2010. The prior year period included a $2.7 million pre-tax charge for the uncollectible portion of accounts and notes receivable due from Fetter Logic, Inc.

Adjusted EBITDA for the three months ended March 31, 2011 was $6.2 million, an increase of 104% from $3.1 million in the prior year period.

Adjusted net income for the three months ended March 31, 2011 was $2.8 million, or $0.09 per diluted share, compared to adjusted net income of $1.2 million, or $0.04 per diluted share in the prior year period.

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platform, financial advisors and investor accounts in the periods indicated.

	As of
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
	(in millions except accounts and advisor data, unaudited)
Platform Assets
Assets Under Management (AUM)	$10,916	$10,863	$12,352	$14,486	$15,635
Assets Under Administration (AUA)	29,580	42,555	46,655	49,202	53,115

Subtotal AUM/A	40,496	53,418	59,007	63,688	68,750
Licensing	54,135	53,199	67,343	75,668	83,538

Total Platform Assets	$94,631	$106,617	$126,350	$139,356	$152,288

Platform Accounts
AUM	49,020	52,477	56,094	65,663	71,396
AUA	136,335	222,482	229,154	241,162	252,260

Subtotal AUM/A	185,355	274,959	285,248	306,825	323,656
Licensing	545,299	550,651	574,903	603,950	601,512

Total Platform Accounts	730,654	825,610	860,151	910,775	925,168

Advisors
AUM/A	8,465	12,871	13,011	13,833	14,140
Licensing	5,740	6,505	6,609	7,746	7,895

Total Advisors	14,205	19,376	19,620	21,579	22,035

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended March 31, 2011
	As of 12/31/10	Gross Sales	Redemptions	Net Flows	Market Impact	As of 3/31/11
	(in millions except account data, unaudited)
Assets under Management (AUM)	$14,486	$1,958	$(1,353)	$605	$544	$15,635
Assets under Administration (AUA)	49,202	6,210	(3,821)	2,389	1,524	53,115

Subtotal AUM/A	$63,688	$8,168	$(5,174)	$2,994	$2,068	$68,750

Fee-Based Accounts	306,825	32,373	(15,542)	16,831		323,656

The mix of assets under management and assets under administration was as follows for the periods indicated:

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Assets under management (AUM)	27%	20%	21%	23%	23%
Assets under administration (AUA)	73%	80%	79%	77%	77%

	100%	100%	100%	100%	100%

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$23,271	$16,396	$6,875	42%
Licensing and professional services	5,991	5,236	755	14%

Total revenues	29,262	21,632	7,630	35%

Operating expenses:
Cost of revenues	10,128	7,020	3,108	44%
Compensation and benefits	10,146	8,090	2,056	25%
General and administration	4,876	7,109	(2,233)	-31%
Depreciation and amortization	1,548	1,331	217	16%
Restructuring charges	10	752	(742)	-99%

Total operating expenses	26,708	24,302	2,406	10%

Income (loss) from operations	2,554	(2,670)	5,224	*

Other income (expense):
Interest income	26	44	(18)	-41%
Interest expense	(211)	—	(211)	*
Unrealized gain on investments	3	3	—	0%

Total other (expense)	(182)	47	(229)	*

Income before income tax provision (benefit)	2,372	(2,623)	4,995	*
Income tax provision (benefit)	968	(112)	1,080	*

Net income (loss)	$1,404	$(2,511)	$3,915	*

*	Not meaningful.

Revenues

Total revenues increased 35% from $21.6 million in the three months ended March 31, 2010 to $29.3 million in the three months ended March 31, 2011. The increase was primarily due to an increase in revenues from assets under management or administration of $6.9 million. Revenues from assets under management or administration were 80% and 76% of total revenues in the three months ended March 31, 2011 and 2010, respectively.

Assets under management or administration

Revenues earned from assets under management or administration increased 42% from $16.4 million in the three months ended March 31, 2010 to $23.3 million in the three months ended March 31, 2011. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2011, relative to the corresponding period in 2010. In the first quarter of 2011, revenues were positively affected by new account growth and positive net flows of AUM and AUA during the fourth quarter of 2010, as well as an increase in the market value of AUM and AUA as of December 31, 2010.

New account growth and positive net flows of AUM and AUA resulted from continued efforts to increase the number of financial advisors and accounts on our technology platform. The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 8,465 as of March 31, 2010 to 14,140 as of March 31, 2011 and the number of AUM or AUA client accounts increased from approximately 185,000 as of March 31, 2010 to approximately 324,000 as of March 31, 2011.

Licensing and professional services

Licensing and professional services revenues increased 14% from $5.2 million in the three months ended March 31, 2010 to $6.0 million in the three months ended March 31, 2011. This increase was primarily due to an increase in licensing revenue of $0.4 million and an increase in professional services revenue of $0.4 million.

Cost of revenues

Cost of revenues increased 44% from $7.0 million in the three months ended March 31, 2010 to $10.1 million in the three months ended March 31, 2011, primarily due to a corresponding increase in revenues from assets under management or administration. As a percentage of total revenues, cost of revenues increased from 32% in the three months ended March 31, 2010 to 35% in the three months ended March 31, 2011.

Compensation and benefits

Compensation and benefits increased 25% from $8.1 million in the three months ended March 31, 2010 to $10.1 million in the three months ended March 31, 2011, primarily due to an increase in salaries and commissions of $1.0 million related to an increase in headcount, an increase in non-cash stock based compensation expense of $0.6 million and an increase in benefits and taxes of $0.3 million. Headcount increased from an average of 410 in the three months ended March 31, 2010 to an average of 465 in the three months ended March 31, 2011, primarily due to the hiring of former FundQuest and B-Ready employees in the second quarter of 2010. As a percentage of total revenues, compensation and benefits decreased from 37% in the three months ended March 31, 2010 to 35% in the three months ended March 31, 2011.

General and administration

General and administration expenses decreased 31% from $7.1 million in the three months ended March 31, 2010 to $4.9 million in the three months ended March 31, 2011, primarily due to a decrease of $2.7 million in bad debt expense, offset by increases in communication, research and data services expense of $0.3 million and marketing costs of $0.3 million. In the first quarter of 2010, the Company recorded bad debt expense related to the uncollectible portion of accounts and notes receivable from Fetter Logic, Inc. As a percentage of total revenues, general and administration expenses decreased from 33% in the three months ended March 31, 2010 to 17% in the three months ended March 31, 2011.

Depreciation and amortization

Depreciation and amortization expense increased 16% from $1.3 million in the three months ended March 31, 2010 to $1.5 million in the three months ended March 31, 2011, primarily due to an increase in fixed asset depreciation and amortization of $0.2 million. The increase in depreciation and amortization expense was primarily due to increases in computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization decreased from 6% in the three months ended March 31, 2010 to 5% in the three months ended March 31, 2011.

Restructuring charges

Effective March 31, 2010, we closed our Los Angeles office in order to more appropriately align and manage our resources and incurred restructuring charges of approximately $0.01 million and $0.8 million in the three months ended March 31, 2011 and 2010, respectively. The expenses incurred in 2010 primarily related to vacating rental office space, relocation expenses and severance charges. We expect our subsequent 2011 expenses related to the closure of our Los Angeles office will not be significant.

Interest expense

Interest expense increased to $0.2 million in the three months ended March 31, 2011, primarily due to imputed interest on payments due to FundQuest, Inc., a subsidiary of BNP Paribas Investment Partners.

Income tax provision

	Three Months Ended March 31,
	2011	2010
	(in thousands, unaudited)
Income tax provision	$968	$(112)
Effective tax rate	40.8%	4.3%

Our effective tax rate for the three months ended March 31, 2011 differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Our effective tax rate for the three months ended March 31, 2010 differs from the statutory rate primarily as a result of the establishment of a full income tax valuation allowance of the deferred tax asset created as a result of the write-off of notes receivable from Fetter Logic that is considered a capital loss for income tax purposes.

Non-U.S. GAAP Financial Measures

	Three Months Ended March 31,
	2011	2010
	(in thousands, unaudited)
Adjusted EBITDA	$6,224	$3,052
Adjusted operating income	4,676	1,721
Adjusted net income	2,795	1,188
Adjusted net income per share	0.09	0.04

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

The Compensation Committee of our Board of Directors and our management use adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share:

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

We understand that, although adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as an analytical tools, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under U.S. GAAP. In particular you should consider:

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2011 and 2010 we had cash income tax payments of $0.1 million and $0.04 million in the three months ended March 31, 2011 and 2010, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended March 31,
	2011	2010
	(in thousands, unaudited)
Net income (loss)	$1,404	$(2,511)
Add (deduct):
Interest income	(26)	(44)
Interest expense	211	—
Income tax provision (benefit)	968	(112)
Depreciation and amortization	1,548	1,331
Stock-based compensation expense	816	232
Unrealized gain on investments	(3)	(3)
Restructuring charges (excluding severance)	10	656
Severance	57	96
Bad debt expense	—	2,668
Customer inducement costs	1,206	15
Litigation related expense	33	724

Adjusted EBITDA	$6,224	$3,052

The following table sets forth the reconciliation of income (loss) from operations to adjusted operating income based on our historical results:

	Three Months Ended March 31,
	2011	2010
	(in thousands, unaudited)
Income (loss) from operations	$2,554	$(2,670)
Add:
Stock-based compensation expense	816	232
Restructuring charges (excluding severance)	10	656
Severance	57	96
Bad debt expense	—	2,668
Customer inducement costs	1,206	15
Litigation related expense	33	724

Adjusted operating income	$4,676	$1,721

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended March 31,
	2011 *	2010 *
	(in thousands, unaudited)
Net income (loss)	$1,404	$(2,511)
Add:
Stock-based compensation expense	488	139
Restructuring charges (excluding severance)	6	392
Severance	34	58
Bad debt expense	—	2,668
Customer inducement costs	721	9
Imputed interest expense	122	—
Litigation related expense	20	433

Adjusted net income	2,795	1,188
Less: Preferred stock dividends	—	(178)
Less: Net income allocated to participating preferred stock	—	(501)

Adjusted net income attributable to common stockholders	$2,795	$509

Basic number of weighted-average shares outstanding	31,433,964	12,966,820
Effect of dilutive shares:
Options to purchase common stock	1,137,492	924,307
Common warrants	301,144	235,805

Diluted number of weighted-average shares outstanding	32,872,600	14,126,932

Adjusted net income per share	$0.09	$0.04

*	Adjustments, excluding bad debt expense, are tax effected using an income tax rate of 40.2% for 2011 and 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had total cash and cash equivalents of $71.8 million compared to $67.7 million as of December 31, 2010.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(In thousands, unaudited)
Net cash provided by operating activities	$5,008	$840
Net cash used in investing activities	(1,839)	(2,083)
Net cash provided by financing activities	978	1,122
Net increase (decrease) in cash and cash equivalents	4,147	(121)
Cash and cash equivalents, end of period	71,815	31,404

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 increased by $4.2 million compared to the same period in 2010, primarily due to an increase in net earnings of $3.9 million from the three months ended March 31, 2011 compared to the prior year period.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 decreased by $0.2 million compared to the same period in 2010. Cash disbursements in 2011 and 2010 totaled $1.9 million and $2.2 million, respectively, for purchases of property and equipment and capitalization of internally developed software.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 decreased by $0.1 million compared to the same period in 2010, primarily due to lower proceeds from the exercise of stock options in 2011 compared to the same period in 2010 offset by lower purchases of treasury stock in 2011.

We believe that our current level of cash generation, together with our existing current assets will adequately support our operations and capital expenditures over the next 12 months.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three months ended March 31, 2011, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K as filed with the SEC.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangement guidance. The first change relates to the determination of when individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605. In addition, this guidance requires hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three months ended March 31, 2011, 80% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three months ended March 31, 2011, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $0.1 million to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in a $0.1 million increase to pre-tax earnings.

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

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising in the ordinary course of our business. We do not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to us, have a material adverse effect on our results of operations, financial condition or business.

Item 1A.	Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the SEC, when making investment decisions regarding our securities. The risk factors that were disclosed in our most recent Annual Report on Form 10-K filed with the SEC have not materially changed since the date our most recent Annual Report on Form 10-K filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

None.

(c) Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2011 through January 31, 2011	5,624	$16.77	—	$—
February 1, 2011 through February 28, 2011	—	—	—	—
March 1, 2011 through March 31, 2011	—	—	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)	Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2011.

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