Form 10-Q
period 2011-06-30
ENVESTNET, INC.
filed 2011-08-10
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, 31,743,549 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$78,600	$67,668
Fees receivable	8,693	9,135
Deferred tax assets, net	51	107
Prepaid expenses and other current assets	2,448	2,026

Total current assets	89,792	78,936

Property and equipment, net	10,816	9,713
Internally developed software, net	3,639	3,621
Intangible assets, net	817	1,330
Goodwill	2,031	2,031
Deferred tax assets, net	11,588	13,649
Customer inducements	27,987	30,400
Other non-current assets	2,175	2,188

Total assets	$148,845	$141,868

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$12,978	$12,859
Accounts payable	1,758	1,707
Customer inducements payable	1,000	1,000
Note payable	164	159
Deferred revenue	102	232

Total current liabilities	16,002	15,957

Deferred rent liability	1,285	1,244
Lease incentive liability	2,620	2,771
Customer inducements payable	18,213	18,806
Note payable	—	159
Other non-current liabilities	744	612

Total liabilities	38,864	39,549

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock, par value $0.005, 500,000,000 shares authorized as of June 30, 2011 and December 31, 2010; 43,438,322 and 43,068,371 shares issued as of June 30, 2011 and December 31, 2010, respectively; 31,733,149 and 31,368,822 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	217	215
Additional paid-in capital	161,681	157,778
Accumulated deficit	(41,496)	(45,347)
Treasury stock at cost, 11,705,173 and 11,699,549 shares as of June 30, 2011 and December 31, 2010, respectively	(10,421)	(10,327)

Total stockholders’ equity	109,981	102,319

Total liabilities and stockholders’ equity	$148,845	$141,868

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Assets under management or administration	$25,427	$18,715	$48,698	$35,111
Licensing and professional services	5,907	5,532	11,898	10,768

Total revenues	31,334	24,247	60,596	45,879

Operating expenses:
Cost of revenues	10,917	7,698	21,045	14,718
Compensation and benefits	10,387	9,183	20,533	17,273
General and administration	5,258	5,082	10,134	12,191
Depreciation and amortization	1,578	1,428	3,126	2,759
Restructuring charges	43	67	53	819

Total operating expenses	28,183	23,458	54,891	47,760

Income (loss) from operations	3,151	789	5,705	(1,881)

Other income (expense):
Interest income	20	41	46	85
Interest expense	(204)	(128)	(415)	(128)
Other income	1,100	—	1,100	—
Unrealized gain (loss) on investments	1	(3)	4	—

Total other income (expense)	917	(90)	735	(43)

Income (loss) before income tax provision	4,068	699	6,440	(1,924)

Income tax provision	1,621	306	2,589	194

Net income (loss)	2,447	393	3,851	(2,118)

Less preferred stock dividends	—	(179)	—	(357)
Less net income allocated to participating preferred stock	—	(107)	—	—

Net income (loss) attributable to common stockholders	$2,447	$107	$3,851	$(2,475)

Net income (loss) per share attributable to common stockholders:
Basic	$0.08	$0.01	$0.12	$(0.19)

Diluted	$0.07	$0.01	$0.12	$(0.19)

Weighted average common shares outstanding:
Basic	31,591,412	13,068,492	31,502,139	13,017,943

Diluted	32,969,824	14,081,578	32,912,916	13,017,943

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated deficit	Total Stockholders’ Equity
	Shares	Amount	Common Shares	Amount
Balance, December 31, 2010	43,068,371	$215	(11,699,549)	$(10,327)	$157,778	$(45,347)	$102,319
Exercise of stock options	369,951	2	—	—	2,258	—	2,260
Stock-based compensation	—	—	—	—	1,645	—	1,645
Purchase of treasury stock (at cost)	—	—	(5,624)	(94)	—	—	(94)
Net income	—	—	—	—	—	3,851	3,851

Balance, June 30, 2011	43,438,322	$217	(11,705,173)	$(10,421)	$161,681	$(41,496)	$109,981

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$3,851	$(2,118)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,126	2,759
Amortization of customer inducements	2,413	785
Deferred rent and lease incentive	(110)	196
Provision for doubtful accounts	—	2,668
Unrealized gain on investments	(4)	—
Deferred income taxes	2,117	158
Stock-based compensation	1,645	524
Interest expense	415	128
Changes in operating assets and liabilities:
Fees receivable	442	(226)
Prepaid expenses and other current assets	(422)	(2,468)
Other non-current assets	—	20
Customer inducements	(1,000)	(11,300)
Accrued expenses	119	2,537
Accounts payable	51	249
Deferred revenue	(130)	173
Other non-current liabilities	132	67

Net cash provided by (used in) operating activities	12,645	(5,848)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,917)	(2,714)
Capitalization of internally developed software	(817)	(640)
Repayment of notes payable	(162)	—
Proceeds from repayment of notes receivable	—	128
Increase in notes receivable	—	(82)
Proceeds from investments	17	21
Acquisition of businesses, net of cash acquired	—	(300)

Net cash used in investing activities	(3,879)	(3,587)

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	—	1,505
Proceeds from exercise of stock options	2,260	1,250
Purchase of treasury stock	(94)	(2,015)

Net cash provided by financing activities	2,166	740

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,932	(8,695)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,668	31,525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,600	$22,830

Supplemental disclosure of cash flow information - cash paid during the period for:
Income taxes	$391	$57

Supplemental disclosure of non-cash investing and financing activities:
Leasehold improvements funded by lease incentive	—	119
Customer inducement payable	—	17,568
Issuance of warrant for customer inducement	—	2,946
Note payable assumed in a business acquisition	—	300

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.	Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provides open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via the Envestnet Advisor Suite™ and Envestnet | PMC, the Company’s investment consulting group. The Company’s headquarters are in Chicago, Illinois. Principal offices are located in New York, New York; Denver, Colorado; Sunnyvale, California; Boston, Massachusetts; Landis, North Carolina and two locations in Trivandrum, India.

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

Envestnet operates three registered investment advisor subsidiaries (“RIAs”) and a registered broker-dealer. The RIAs are registered with the Securities and Exchange Commission (“SEC”). The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority (“FINRA”).

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2011 and the results of operations, stockholders’ equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements for the year ended December 31, 2010 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these unaudited condensed consolidated financial statements are in thousands, except share and per share amounts.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2010.

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

In June 2011, the FASB issued new guidance that amends current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. Additionally, the guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The new guidance will be effective January 1, 2012. The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.

3.	Customer Inducements

Customer inducements assets and payables consist of the following:

	June 30, 2011	December 31, 2010
Customer inducements assets	$27,987	$30,400

Customer inducements payables:
Current	$1,000	$1,000
Non-current	18,213	18,806

	$19,213	$19,806

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Amortization and imputed interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization expense	$1,207	$770	$2,413	$785
Imputed interest expense	202	123	407	123

4.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life	June 30, 2011	December 31, 2010
Cost:
Office furniture and fixtures	5-7 years	$2,345	$1,996
Computer equipment and software	3 years	17,143	14,600
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	5,272	5,247

		25,358	22,441
Less accumulated depreciation and amortization		(14,542)	(12,728)

Property and equipment, net		$10,816	$9,713

Depreciation and amortization expense for property and equipment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation and amortization expense	$950	$741	$1,814	$1,404

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

5.	Internally Developed Software

Internally developed software consists of the following:

	Estimated Useful Life	June 30, 2011	December 31, 2010
Internally developed software	5 years	$10,218	$9,401
Less accumulated depreciation		(6,579)	(5,780)

Internally developed software, net		$3,639	$3,621

Depreciation expense for internally developed software was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation expense	$397	$403	$799	$804

6.	Intangible Assets

Intangible assets consist of the following:

		June 30, 2011			December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
NAM customer list	7 years	$4,305	(4,305)	$—	$4,305	(4,049)	$256
Oberon customer list	8 years	3,644	(2,961)	683	3,644	(2,733)	911
B-Ready customer list	4 years	209	(75)	134	209	(46)	163

Total intangible assets		$8,158	$(7,341)	$817	$8,158	$(6,828)	$1,330

Amortization expense for intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization expense	$231	$284	$513	$551

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

7.	Other Non-Current Assets

Other non-current assets consist of the following:

	June 30, 2011	December 31, 2010
Investment in private company	$1,250	$1,250
Deposits	488	488
Other	437	450

Total other non-current assets	$2,175	$2,188

8.	Fair Value Measurements

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money market funds are considered Level 1 assets and totaled approximately $66,503 and $55,173 as of June 30, 2011 and December 31, 2010, respectively and are included in cash and cash equivalents in the unaudited condensed consolidated balance sheet.

Investments in mutual funds are quoted based on the daily market prices, are considered Level 1 assets and totaled approximately $87 and $84 as of June 30, 2011 and December 31, 2010, respectively and are included in other non-current assets in the unaudited condensed consolidated balance sheet.

Fair Value on a Non-Recurring Basis:

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. Other than as described below, the Company did not measure any significant assets or liabilities at fair value on a non-recurring basis during the three and six months ended June 30, 2011.

Non-marketable investments, which totaled $1,367 and $1,386 at June 30, 2011 and December 31, 2010, respectively, represent the Company’s investments in privately held companies and alternative investments. Non-marketable investments are priced at cost and reviewed for impairment due to an absence of market activity and market data and are considered Level 3 assets. These investments are included in other non-current assets in the unaudited condensed consolidated balance sheet.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

9.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
Accrued investment manager fees	$8,120	$6,892
Accrued compensation and related taxes	3,074	4,309
Accrued professional services	165	280
Accrued restructuring charges	143	228
Other accrued expenses	1,476	1,150

Total accrued expenses	$12,978	$12,859

Effective March 31, 2010, the Company closed its Los Angeles office in order to more appropriately align and manage the Company’s resources. In the three and six months ended March 31, 2011, the Company recognized pretax restructuring charges of $43 and $53, respectively, primarily for relocation expenses.

The summary of activity in accrued restructuring charges was as follows:

Accrued Restructuring Charges
Balance at December 31, 2009	$—
Restructuring provision incurred	1,144
Payments	(733)
Adjustments	(183)

Balance at December 31, 2010	228
Restructuring provision incurred	10
Payments	(51)

Balance at March 31, 2011	187
Restructuring provision incurred	43
Payments	(87)

Balance at June 30, 2011	$143

10.	Income Taxes

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

The following table includes tax expense and the effective tax rate for the Company’s income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income (loss) before income taxes	$4,068	$699	$6,440	$(1,924)
Income tax provision	1,621	306	2,589	194
Effective tax rate	39.8%	43.8%	40.2%	*

*	Not meaningful.

In 2010, the write-off of certain notes receivable was considered a capital loss for tax purposes. In assessing the realizability of this deferred tax asset, management determined that it was more-likely-than-not that all of this asset would not be realized and accordingly recorded a valuation allowance in the amount of $926. The valuation allowance for net deferred tax assets as of June 30, 2011 and December 31, 2010 was $3,444 for both periods and was related to capital losses of $2,157 and Federal and state net operating losses of $1,287 primarily due to Section 382 limitations. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

Upon exercise of stock options, the Company recognizes any difference between U.S. GAAP compensation expense and income tax compensation expense as a tax windfall or shortfall. The difference is charged to equity in the case of a windfall. When the exercise results in a windfall and the windfall results in a net operating loss (“NOL”), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces the income tax payable. For U.S. GAAP purposes, the Company has deferred the recognition of approximately $1,408 in windfall tax benefits associated with its stock-based compensation until a cash tax savings is realized. The benefit will be recorded in stockholder’s equity when utilized on an income tax return to reduce taxes payable, and as such, it will not impact the Company’s effective tax rate.

The total amount of the gross liability for unrecognized tax benefits reported in other non-current liabilities was $744 and $612 at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $557.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $195 as of both June 30, 2011 and December 31, 2010.

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

Stock Options

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004”) Plan and the 2010 Long-Term Incentive Plan (the “2010 Plan”). As of June 30, 2011, the maximum number of shares available for future issuance under the 2010 Plan is 2,272,321.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Employee stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee stock-based compensation expense	$829	$292	$1,645	$524
Tax effect on employee stock-based compensation expense	(330)	(110)	(661)	(198)

Net effect on income	$499	$182	$984	$326

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Grant date fair value of options	$—	$—	$5.26	$5.50
Volatility	—	—	39.3%	38.2%
Risk-free interest rate	—	—	2.5%	2.8%
Dividend yield	—	—	0.0%	0.0%
Expected term (in years)	—	—	6.0	5.9

The following table summarizes option activity under the 2004 Plan and 2010 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	4,998,337	$7.64
Granted	437,333	12.59
Exercised	(192,086)	5.58
Forfeited	(5,267)	7.99

Outstanding as of March 31, 2011	5,238,317	8.13	7.6	$27,821
Granted	—	—
Exercised	(177,865)	6.68
Forfeited	(19,825)	8.69

Outstanding as of June 30, 2011	5,040,627	8.18	7.3	33,631

Options exercisable	2,551,974	6.70	5.6	20,795

Exercise prices of stock options outstanding as of June 30, 2011 range from $1.10 to $13.45.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Restricted Stock

On February 28, 2011, the Company granted restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for restricted stock awards during the six months ended June 30, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2010	—	$—
Granted	67,224	12.55
Vested	—	—
Forfeited	(1,149)	12.55

Balance at June 30, 2011	66,075	$12.55

At June 30, 2011, there was $8,315 of unrecognized compensation cost related to unvested stock options and restricted stock which the Company expects to recognize over a weighted-average period of 2.9 years.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic income (loss) per share calculation:
Net income (loss)	$2,447	$393	$3,851	$(2,118)
Less: Preferred stock dividends	—	(179)	—	(357)
Less: Net income allocated to participating preferred stock	—	(107)	—	—

Net income (loss) attributable to common stockholders	$2,447	$107	$3,851	$(2,475)

Basic number of weighted-average shares outstanding	31,591,412	13,068,492	31,502,139	13,017,943

Basic net income (loss) per share attributable to common stockholders	$0.08	$0.01	$0.12	$(0.19)

Diluted income (loss) per share calculation:
Net income (loss) attributable to common stockholders	$2,447	$107	$3,851	$(2,475)

Basic number of weighted-average shares outstanding	31,591,412	13,068,492	31,502,139	13,017,943
Effect of dilutive shares:
Options to purchase common stock	1,082,818	1,013,086	1,112,797	—
Common warrants	295,594	—	297,980	—

Diluted number of weighted-average shares outstanding	32,969,824	14,081,578	32,912,916	13,017,943

Diluted net income (loss) per share attributable to common stockholders	$0.07	$0.01	$0.12	$(0.19)

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options to purchase common stock	—	—	—	3,149,746
Convertible preferred securities	—	12,977,566	—	12,977,566

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

13.	Major Customers

Two customers accounted for more than 10% of the Company’s fees receivable:

	June 30, 2011	December 31, 2010
Customer A	38%	34%
Customer B	28%	26%

One customer accounted for more than 10% of the Company’s revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Customer A	31%	31%	31%	32%

14.	Insurance Recovery

On April 26, 2011, the Company and its directors’ and officers’ liability insurance carrier entered into an agreement under which the insurance carrier agreed to pay the Company $1,100 to reimburse the Company for defense fees and expenses incurred by the Company in 2010 related to certain litigation. This amount was received during the three months ended June 30, 2011 and is included in other income in the three and six month periods ended June 30, 2011.

15.	Commitments and Contingencies

The Company is involved in litigation arising in the ordinary course of business. The Company does not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its results of operations, financial condition, cash flows or business.

The Company rents office space under leases that expire at various dates through 2022. Future annual minimum lease commitments under these operating leases was as follows:

Years ending December 31:
Remainder of 2011	$1,538
2012	3,644
2013	4,060
2014	4,154
2015	4,162
Thereafter	23,362

$40,920

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

16.	Subsequent Events

On August 5, 2011, the Company entered into a stock purchase agreement (the “Agreement”), with BNP Paribas Investment Partners USA Holdings, Inc. (“BNPIP”) to acquire all of the outstanding shares of FundQuest Incorporated (“FundQuest”).

FundQuest provides managed account programs, overlay portfolio management, mutual funds, institutional asset management and investment consulting to registered investment advisors, independent advisors, broker-dealers, banks and trust organizations. The Boston-based firm had approximately $15 billion in assets under management and administration as of June 30, 2011.

Under the terms of the Agreement, the Company will pay $24,390 in cash for all of the outstanding shares of FundQuest, subject to certain post-closing adjustments. The Company will fund the acquisition price with available cash. The acquisition is subject to customary closing conditions, including third-party and client consents, and is expected to be completed during the fourth quarter of 2011. Upon closing, the existing platform services agreement between the Company and FundQuest will be terminated. FundQuest’s assets are currently classified as assets under administration on the Company’s platform. Upon closing of the acquisition, approximately $6 billion of FundQuest’s assets will be reclassified to assets under management for the Company.

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

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) under “Risk Factors”; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this quarterly report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this quarterly report on Form 10-Q and our 2010 Form 10-K completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and the related notes included in our 2010 Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) increased 36% from $18.7 million in the three months ended June 30, 2010 to $25.4 million in the three months ended June 30, 2011. Revenues from AUM or AUA increased 39% from $35.1 million in the six months ended June 30, 2010 to $48.7 million in the six months ended June 30, 2011. These increases were a result of the positive effects of new account growth and positive net flows of AUM or AUA, as well as an increase in the market value of AUM or AUA.

Total revenues, which include licensing and professional service fees, increased 29% from $24.2 million in the three months ended June 30, 2010 to $31.3 million in the three months ended June 30, 2011. Total revenues increased 32% from $45.9 million in the six months ended June 30, 2010 to $60.6 million in the six months ended June 30, 2011.

Net income attributable to common stockholders for the three months ended June 30, 2011 was $2.4 million, or $0.7 per diluted share, compared to $0.1 million, or $0.01 per diluted share for the three months ended June 30, 2010. The prior year three month period included $1.1 million in legal fees related to the Fetter Logic, Inc. (“Fetter Logic”) litigation.

Net income attributable to common stockholders for the six months ended June 30, 2011 was $3.9 million, or $0.12 per diluted share, compared to a net loss attributable to common stockholders of $(2.5) million, or $(0.19) per diluted share for the six months ended June 30, 2010. The prior year six-month period included a $2.7 million pre-tax charge for the uncollectible portion of accounts and notes receivable due from Fetter Logic and $1.8 million in legal fees related to the Fetter Logic litigation.

Adjusted EBITDA for the three months ended June 30, 2011 was $7.1 million, an increase of 58% from $4.5 million in the prior year period. Adjusted EBITDA for the six months ended June 30, 2011 was $13.3 million, an increase of 77% from $7.6 million in the prior year six month period. Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a discussion on non-GAAP measures and a reconciliation of such measures to GAAP.

Adjusted net income for the three months ended June 30, 2011 was $3.3 million, or $0.10 per diluted share, compared to adjusted net income of $1.8 million, or $0.06 per diluted share in the prior year period. Adjusted net income for the six months ended June 30, 2011 was $6.1 million, or $0.19 per diluted share, compared to adjusted net income of $3.0 million, or $0.09 per diluted share in the prior year six month period.

Recent Event

On August 5, 2011, we entered into a stock purchase agreement (the “Agreement”), with BNP Paribas Investment Partners USA Holdings, Inc. (“BNPIP”) to acquire all of the outstanding shares of FundQuest Incorporated (“FundQuest”).

FundQuest provides managed account programs, overlay portfolio management, mutual funds, institutional asset management and investment consulting to registered investment advisors, independent advisors, broker-dealers, banks and trust organizations. The Boston-based firm had approximately $15 billion in assets under management and administration as of June 30, 2011.

Under the terms of the Stock Purchase Agreement, we will pay approximately $24.4 million in cash for all of the outstanding shares of FundQuest, subject to certain post-closing adjustments. We will fund the acquisition price with available cash. The acquisition is subject to customary closing conditions, including third-party and client consents, and is expected to be completed during the fourth quarter of 2011. Upon closing, the existing platform services agreement between us and FundQuest will be terminated. FundQuest’s assets are currently classified as assets under administration on our platform. Upon closing of the acquisition, approximately $6 billion of FundQuest’s assets will be reclassified to assets under management on our platform.

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platform, financial advisors and investor accounts in the periods indicated.

	As of
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
	(in millions except accounts and advisor data, unaudited)
Platform Assets
Assets Under Management (AUM)	$10,863	$12,352	$14,486	$15,635	$16,493
Assets Under Administration (AUA)	42,555	46,655	49,202	53,115	54,261

Subtotal AUM/A	53,418	59,007	63,688	68,750	70,754
Licensing	53,199	67,343	75,668	83,538	68,531

Total Platform Assets	$106,617	$126,350	$139,356	$152,288	$139,285

Platform Accounts
AUM	52,477	56,094	65,663	71,396	77,302
AUA	222,482	229,154	241,162	252,260	254,995

Subtotal AUM/A	274,959	285,248	306,825	323,656	332,297
Licensing	550,651	574,903	603,950	601,512	572,612

Total Platform Accounts	825,610	860,151	910,775	925,168	904,909

Advisors
AUM/A	12,871	13,011	13,833	14,140	14,613
Licensing	6,505	6,609	7,746	7,895	6,201

Total Advisors	19,376	19,620	21,579	22,035	20,814

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended June 30, 2011
	As of 3/31/11	Gross Sales	Redemp- tions	Net Flows	Market Impact	As of 6/30/11
	(in millions except account data, unaudited)
Assets under Management (AUM)	$15,635	$1,880	$(1,074)	$806	$52	$16,493
Assets under Administration (AUA)	53,115	4,986	(3,895)	1,091	55	54,261

Subtotal AUM/A	$68,750	$6,866	$(4,969)	$1,897	$107	$70,754

Fee-Based Accounts	323,656	26,858	(18,217)	8,641		332,297

	Asset Rollforward - Six Months Ended June 30, 2011
	As of 12/31/10	Gross Sales	Redemp- tions	Net Flows	Market Impact	As of 6/30/11
	(in millions except account data)
Assets under Management (AUM)	$14,486	$3,838	$(2,427)	$1,411	$596	$16,493
Assets under Administration (AUA)	49,202	11,196	(7,716)	3,480	1,579	54,261

Subtotal AUM/A	$63,688	$15,034	$(10,143)	$4,891	$2,175	$70,754

Fee-Based Accounts	306,825	59,231	(33,759)	25,472		332,297

The mix of AUM and AUM was as follows for the periods indicated:

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Assets under management (AUM)	20%	21%	23%	23%	23%
Assets under administration (AUA)	80%	79%	77%	77%	77%

	100%	100%	100%	100%	100%

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$25,427	$18,715	$6,712	36%
Licensing and professional services	5,907	5,532	375	7%

Total revenues	31,334	24,247	7,087	29%

Operating expenses:
Cost of revenues	10,917	7,698	3,219	42%
Compensation and benefits	10,387	9,183	1,204	13%
General and administration	5,258	5,082	176	3%
Depreciation and amortization	1,578	1,428	150	11%
Restructuring charges	43	67	(24)	-36%

Total operating expenses	28,183	23,458	4,725	20%

Income from operations	3,151	789	2,362	*

Other income (expense):
Interest income	20	41	(21)	-51%
Interest expense	(204)	(128)	(76)	59%
Other income	1,100	—	1,100	*
Unrealized gain (loss) on investments	1	(3)	4	-133%

Total other (expense)	917	(90)	1,007	*

Income before income tax provision	4,068	699	3,369	*
Income tax provision	1,621	306	1,315	*

Net income	$2,447	$393	$2,054	*

Revenues

Total revenues increased 29% from $24.2 million in the three months ended June 30, 2010 to $31.3 million in the three months ended June 30, 2011. The increase was primarily due to an increase in revenues from AUM or AUA of $6.7 million. Revenues from assets under management or administration were 81% and 77% of total revenues in the three months ended June 30, 2011 and 2010, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 36% from $18.7 million in the three months ended June 30, 2010 to $25.4 million in the three months ended June 30, 2011. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2011, relative to the corresponding period in 2010. In the second quarter of 2011, revenues were positively affected by new account growth and positive net flows of AUM or AUA during the first quarter of 2011, as well as an increase in the market value of AUM or AUA as of March 31, 2011.

New account growth and positive net flows of AUM or AUA resulted from continued efforts to increase the number of financial advisors and accounts on our technology platform. The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 12,871 as of June 30, 2010 to 14,613 as of June 30, 2011 and the number of AUM or AUA client accounts increased from approximately 275,000 as of June 30, 2010 to approximately 332,000 as of June 30, 2011.

Licensing and professional services

Licensing and professional services revenues increased 7% from $5.5 million in the three months ended June 30, 2010 to $5.9 million in the three months ended June 30, 2011. This increase was primarily due to an increase in licensing revenue of $0.3 million and an increase in professional services revenue of $0.1 million.

Cost of revenues

Cost of revenues increased 42% from $7.7 million in the three months ended June 30, 2010 to $10.9 million in the three months ended June 30, 2011, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 32% in the three months ended June 30, 2010 to 35% in the three months ended June 30, 2011.

Compensation and benefits

Compensation and benefits increased 13% from $9.2 million in the three months ended June 30, 2010 to $10.4 million in the three months ended June 30, 2011, primarily due to an increase in salaries and commissions of $0.5 million related to an increase in headcount and an increase in non-cash stock based compensation expense of $0.5 million. As a percentage of total revenues, compensation and benefits decreased from 38% in the three months ended June 30, 2010 to 33% in the three months ended June 30, 2011.

General and administration

General and administration expenses increased 3% from $5.1 million in the three months ended June 30, 2010 to $5.3 million in the three months ended June 30, 2011, primarily due to a decrease of $1.1 million in legal fees related to the Fetter Logic litigation, offset by increases of $0.3 million in professional and other legal fees, $0.3 million increase in communication, research and data services expense and an increase in marketing costs of $0.1 million. As a percentage of total revenues, general and administration expenses decreased from 21% in the three months ended June 30, 2010 to 17% in the three months ended June 30, 2011. Excluding legal fees of $1.1 million related to the Fetter Logic litigation, general and administration expenses as a percentage of total revenues would have been 16% in the three months ended June 30, 2010.

Depreciation and amortization

Depreciation and amortization expense increased 11% from $1.4 million in the three months ended June 30, 2010 to $1.6 million in the three months ended June 30, 2011, primarily due to an increase in fixed asset depreciation and amortization of $0.2 million. The increase in depreciation and amortization expense was primarily due to increases in computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization decreased from 6% in the three months ended June 30, 2010 to 5% in the three months ended June 30, 2011.

Restructuring charges

Effective March 31, 2010, we closed our Los Angeles office in order to more appropriately align and manage our resources and incurred restructuring charges of approximately $0.04 million and $0.06 million in the three months ended June 30, 2011 and 2010, respectively. The expenses incurred in 2011 primarily relate to relocation expenses. The expenses incurred in 2010 primarily relate to relocation expenses and bonuses offset by a reduction in lease related expenses as a result of a change in the amount of estimated sublease income. We expect our subsequent 2011 expenses related to the closure of our Los Angeles office will not be significant.

Interest expense

Interest expense increased from $0.1 million in the three months ended June 30, 2010 to $0.2 million in the three months ended June 30, 2011, primarily due to three months of imputed interest on payments due to FundQuest, Inc., a subsidiary of BNP Paribas Investment Partners (“FundQuest”) in the three month period ended June, 30, 2011 compared to two months of imputed interest in the prior year period.

Other income

Other income increased from zero in the three months ended June 30, 2010 to $1.1 million in the three months ended June 30, 2011, due to the proceeds from an insurance recovery (See note 14 to the notes to the unaudited condensed consolidated financial statements).

Income tax provision

	Three Months Ended June 30,
	2011	2010
	(in thousands, unaudited)
Income tax provision	$1,621	$306
Effective tax rate	39.8%	43.8%

Our effective tax rate for the three months ended June 30, 2011 and June 30, 2010 differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Results of Operations

Six months ended June 30, 2011 compared to six months ended June 30, 2010

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$48,698	$35,111	$13,587	39%
Licensing and professional services	11,898	10,768	1,130	10%

Total revenues	60,596	45,879	14,717	32%

Operating expenses:
Cost of revenues	21,045	14,718	6,327	43%
Compensation and benefits	20,533	17,273	3,260	19%
General and administration	10,134	12,191	(2,057)	-17%
Depreciation and amortization	3,126	2,759	367	13%
Restructuring charges	53	819	(766)	-94%

Total operating expenses	54,891	47,760	7,131	15%

Income (loss) from operations	5,705	(1,881)	7,586	*

Other income (expense):
Interest income	46	85	(39)	-46%
Interest expense	(415)	(128)	(287)	224%
Other income	1,100	—	1,100	*
Unrealized gain on investments	4	—	4	*

Total other (expense)	735	(43)	778	*

Income (loss) before income tax provision	6,440	(1,924)	8,364	*
Income tax provision	2,589	194	2,395	*

Net income (loss)	$3,851	$(2,118)	$5,969	*

*	Not meaningful.

Revenues

Total revenues increased 32% from $45.9 million in the six months ended June 30, 2010 to $60.6 million in the six months ended June 30, 2011. The increase was primarily due to an increase in revenues from AUM or AUA of $13.6 million. Revenues from AUM and AUA were 80% and 77% of total revenues in the six months ended June 30, 2011 and 2010, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 39% from $35.1 million in the six months ended June 30, 2010 to $48.7 million in the six months ended June 30, 2011. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2011, relative to the corresponding periods in 2010. In the six months ended June 30, 2011, revenues were positively affected by new account growth and positive net flows of AUM or AUA during the first six months of 2011, as well as an increase in the market value of AUM or AUA as of June 30, 2011.

New account growth and positive net flows of AUM or AUA resulted from continued efforts to increase the number of financial advisors and accounts on our technology platform. The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 12,871 as of June 30, 2010 to 14,613 as of June 30, 2011 and the number of AUM or AUA client accounts increased from approximately 275,000 as of June 30, 2010 to approximately 332,000 as of June 30, 2011.

Licensing and professional services

Licensing and professional services revenues increased 10% from $10.8 million in the six months ended June 30, 2010 to $11.9 million in the six months ended June 30, 2011. This increase was primarily due to an increase in licensing revenue of $0.6 million and an increase in professional services revenue of $0.5 million.

Cost of revenues

Cost of revenues increased 43% from $14.7 million in the six months ended June 30, 2010 to $21.0 million in the six months ended June 30, 2011, primarily due to corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 32% in the six months ended June 30, 2010 to 35% in the six months ended June 30, 2011.

Compensation and benefits

Compensation and benefits increased 19% from $17.3 million in the six months ended June 30, 2010 to $20.5 million in the six months ended June 30, 2011, primarily due to an increase in salaries and commissions of $1.4 million related to an increase in headcount, an increase in non-cash stock based compensation expense of $1.1 million and an increase in benefits and taxes of $0.5 million. Headcount increased from an average of 423 in the six months ended June 30, 2010 to an average of 471 in the six months ended June 30, 2011, primarily due to supporting growth of our operations, and hiring of former FundQuest and B-Ready employees. As a percentage of total revenues, compensation and benefits decreased from 38% in the six months ended June 30, 2010 to 34% in the six months ended June 30, 2011.

General and administration

General and administration expenses decreased 17% from $12.2 million in the six months ended June 30, 2010 to $10.1 million in the six months ended June 30, 2011, primarily due to a decrease of $2.7 million in bad debt expense related to the uncollectible portion of accounts and notes receivable from Fetter Logic and increased legal fees related to the Fetter Logic litigation of $1.8 million, offset by increases in communication, research and data services expense of $0.5 million, marketing costs of $0.4 million, insurance and bank charges of $0.4 million and professional and other legal fees of $0.4 million. As a percentage of total revenues, general and administration expenses decreased from 27% in the six months ended June 30, 2010 to 17% in the six months ended June 30, 2011. Excluding bad debts expense of $2.7 million and legal fees of $1.8 million related to the Fetter Logic litigation, general and administration expenses as a percentage of total revenues would have been 17% in the six months ended June 30, 2010.

Depreciation and amortization

Depreciation and amortization expense increased 13% from $2.8 million in the six months ended June 30, 2010 to $3.1 million in the six months ended June 30, 2011, primarily due to an increase in fixed asset depreciation and amortization of $0.4 million. The increase in depreciation and amortization expense was primarily due to increases in computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization decreased from 6% in the six months ended June 30, 2010 to 5% in the six months ended June 30, 2011.

Restructuring charges

Effective March 31, 2010, we closed our Los Angeles office in order to more appropriately align and manage our resources and incurred restructuring charges of approximately $0.1 million and $0.8 million in the six months ended June 30, 2011 and 2010, respectively. The expenses incurred in 2011 primarily relate to relocation expenses. The expenses incurred in 2010 primarily relate to vacating rental office space, relocation expenses and severance charges. We expect our subsequent 2011 expenses related to the closure of our Los Angeles office will not be significant.

Interest expense

Interest expense increased from $0.1 million in the six months ended June 30, 2010 to $0.4 million in the six months ended June 30, 2011, primarily due to six months of imputed interest on payments due to FundQuest in the six month period ended June 30, 2011 compared to two months of imputed interest in the prior year period.

Other income

Other income increased from zero in the six months ended June 30, 2010 to $1.1 million in the six months ended June 30, 2011, due to the proceeds from an insurance recovery (See note 14 to the notes to the unaudited condensed consolidated financial statements).

Income tax provision

	Six Months Ended June 30,
	2011	2010
	(in thousands, unaudited)
Income tax provision	$2,589	$194
Effective tax rate	40.2%	*

*	Not meaningful.

Our effective tax rate for the six months ended June 30, 2011 differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Our effective tax rate for the six months ended June 30, 2010 differs from the statutory rate primarily as a result of the establishment of a full income tax valuation allowance of the deferred tax asset created as a result of the write-off of notes receivable from Fetter Logic that is considered a capital loss for income tax purposes, as well as the effect of state taxes and permanent differences.

Non GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Adjusted EBITDA	$7,122	$4,498	$13,346	$7,550
Adjusted operating income	5,544	3,070	10,220	4,791
Adjusted net income	3,342	1,830	6,136	3,017
Adjusted net income per share	0.10	0.06	0.19	0.09

“Adjusted EBITDA” represents net income (loss) before interest income, interest expense, net income tax provision (benefit), depreciation and amortization, non-cash stock-based compensation expense, unrealized gain (loss) on investments, other income, restructuring charges and transaction costs, severance, bad debt expense, customer inducement costs and litigation related expense.

“Adjusted operating income” represents income (loss) from operations before non-cash stock-based compensation expense, restructuring charges and transaction costs, severance, bad debt expense, customer inducement costs and litigation related expense.

“Adjusted net income” represents net income (loss) before non-cash stock-based compensation expense, restructuring charges and transaction costs, severance, bad debt expense, customer inducement costs, other income, imputed interest expense and litigation related expense. Reconciling items are tax effected using the income tax rates in effect on the applicable date.

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

We also present adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of customer inducement costs, impairment of investments, impairment of goodwill, litigation-related expense, bad debt expense, severance, unrealized income (loss) on investments, other income, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA, adjusted operating income and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2011 and 2010 we had cash income tax payments of $0.4 million and $0.1 million in the six months ended June 30, 2011 and 2010, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Net income (loss)	$2,447	$393	$3,851	$(2,118)
Add (deduct):
Interest income	(20)	(41)	(46)	(85)
Interest expense	204	128	415	128
Income tax provision	1,621	306	2,589	194
Depreciation and amortization	1,578	1,428	3,126	2,759
Stock-based compensation expense	829	292	1,645	524
Unrealized (gain) loss on investments	(1)	3	(4)	—
Other income	(1,100)	—	(1,100)	—
Restructuring charges (excluding severance) and transaction costs	53	67	63	723
Severance	246	28	303	124
Bad debt expense	—	—	—	2,668
Customer inducement costs	1,207	770	2,413	785
Litigation related expense	58	1,124	91	1,848

Adjusted EBITDA	$7,122	$4,498	$13,346	$7,550

The following table sets forth the reconciliation of income (loss) from operations to adjusted operating income based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Income (loss) from operations	$3,151	$789	$5,705	$(1,881)
Add:
Stock-based compensation expense	829	292	1,645	524
Restructuring charges (excluding severance) and transaction costs	53	67	63	723
Severance	246	28	303	124
Bad debt expense	—	—	—	2,668
Customer inducement costs	1,207	770	2,413	785
Litigation related expense	58	1,124	91	1,848

Adjusted operating income	$5,544	$3,070	$10,220	$4,791

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 *	2010 *	2011 *	2010 *
	(in thousands, unaudited)
Net income (loss)	$2,447	$393	$3,851	$(2,118)
Add (deduct):
Stock-based compensation expense	496	175	984	313
Restructuring charges (excluding severance) and transaction costs	32	40	38	432
Severance	147	16	181	74
Bad debt expense	—	—	—	2,668
Customer inducement costs	722	460	1,443	469
Other income	(658)	—	(658)	—
Imputed interest expense	121	74	243	74
Litigation related expense	35	672	54	1,105

Adjusted net income	3,342	1,830	6,136	3,017
Less: Preferred stock dividends	—	(179)	—	(357)
Less: Net income allocated to particpating preferred stock	—	(823)	—	(1,323)

Adjusted net income attributable to common stockholders	$3,342	$828	$6,136	$1,337

Basic number of weighted-average shares outstanding	31,591,412	13,068,492	31,502,139	13,017,943
Effect of dilutive shares:
Options to purchase common stock	1,082,818	1,013,086	1,112,797	965,571
Common warrants	295,594	—	297,980	119,535

Diluted number of weighted-average shares outstanding	32,969,824	14,081,578	32,912,916	14,103,049

Adjusted net income per share	$0.10	$0.06	$0.19	$0.09

*	Adjustments, excluding bad debt expense, are tax effected using an income tax rate of 40.2% for 2011 and 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had total cash and cash equivalents of $78.6 million compared to $67.7 million as of December 31, 2010. We believe that our current level of cash generation, together with our existing current assets will adequately support our operations and capital expenditures over the next 12 months.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(In thousands, unaudited)
Net cash provided by operating activities	$12,645	$(5,848)
Net cash used in investing activities	(3,879)	(3,587)
Net cash provided by financing activities	2,166	740
Net increase (decrease) in cash and cash equivalents	10,932	(8,695)
Cash and cash equivalents, end of period	78,600	22,830

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 increased by $18.5 million compared to the same period in 2010, primarily due to an increase in net earnings of $6.0 million from the six months ended June 30, 2011 compared to the prior year period and a decrease in customer inducement liability payments of $9.3 million, primarily a result of a $1.0 million payment to FundQuest in the six months ended June 30, 2011 compared to a payment of $10.3 million payment to FundQuest in the six months ended June 30, 2010.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 increased by $0.3 million compared to the same period in 2010. Cash disbursements in 2011 and 2010 totaled $3.7 million and $3.4 million, respectively, for purchases of property and equipment and capitalization of internally developed software.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 increased by $1.4 million compared to the same period in 2010, primarily due to higher proceeds from the exercise of stock options in 2011 compared to the same period in 2010 and by lower purchases of treasury stock in 2011 compared to the prior year period.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and six months ended June 30, 2011, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2010 included in our 2010 Form 10-K.

Commitments

The following table sets forth information regarding our contractual obligations as of June 30, 2011:

	Payments Due by Period
	Total	Remaining in 2011	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases (1)	$40,920	$1,538	$7,704	$8,316	$23,362
Customer inducement payments	22,273	—	2,000	2,000	18,273
Note payable	150	—	150	—	—

Total	$63,343	$1,538	$9,854	$10,316	$41,635

(1)	We lease facilities under non-cancelable operating leases expiring at various dates through 2022.

The table above does not reflect the following:

•	Amounts estimated for uncertain tax positions since the timing and likelihood of such payments cannot be reasonably estimated.

•

Voluntary employer matching contributions to our defined contribution benefit plan since the amount cannot be reasonably estimated. For the years ending December 31, 2010, 2009 and 2008, we made voluntary employer matching contributions of $0.4 million, $0.4 million and $0.4 million, respectively.

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

In June 2011, the FASB issued new guidance that amends current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. Additionally, the guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The new guidance will be effective January 1, 2012. The adoption of the new guidance will not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and six months ended June 30, 2011, 81% and 80% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and six months ended June 30, 2011, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $0.1 million and $0.2 million to pre-tax earnings, respectively and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $0.1 million and $0.2 million to pre-tax earnings, respectively.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising in the ordinary course of our business. We do not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to us, have a material adverse effect on our results of operations, financial condition or business.

Item 1A.	Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our 2010 Form 10-K filed, when making investment decisions regarding our securities. The risk factors that were disclosed in our 2010 Form 10-K have not materially changed since the date our 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2011.

ENVESTNET, INC.

By:	/S/ JUDSON BERGMAN
Judson Bergman Chairman and Chief Executive Officer Principal Executive Officer

ENVESTNET, INC.

By:	/S/ PETER D’ARRIGO
Peter D’Arrigo Chief Financial Officer Principal Financial Officer

ENVESTNET, INC.

By:	/s/ DALE SEIER
Dale Seier Senior Vice President, Finance Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.13	Stock Purchase Agreement Between BNP Paribas Investment Partners USA Holdings Inc. and Envestnet, Inc., Dated as of August 5, 2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as June 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011; (iv) the Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2011 and 2010; (v) Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

The XBRL related information in this Quarterly Report on Form 10-Q, Exhibit 101, is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the Securities Act), or Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as is expressly set forth by specific reference in such filing or document.