Form 10-Q
period 2011-09-30
ENVESTNET, INC.
filed 2011-11-09
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, 31,800,850 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$83,553	$67,668
Fees receivable	8,591	9,135
Deferred tax assets, net	—	107
Prepaid expenses and other current assets	2,898	2,026

Total current assets	95,042	78,936

Property and equipment, net	11,125	9,713
Internally developed software, net	3,565	3,621
Intangible assets, net	690	1,330
Goodwill	2,031	2,031
Deferred tax assets, net	11,015	13,649
Customer inducements	26,606	30,400
Other non-current assets	3,238	2,188

Total assets	$153,312	$141,868

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$13,300	$12,859
Accounts payable	2,013	1,707
Customer inducements payable	1,000	1,000
Deferred tax liabilities, net	53	—
Note payable	168	159
Deferred revenue	113	232

Total current liabilities	16,647	15,957

Deferred rent liability	1,350	1,244
Lease incentive liability	3,022	2,771
Customer inducements payable	18,415	18,806
Note payable	—	159
Other non-current liabilities	816	612

Total liabilities	40,250	39,549

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock, par value $0.005, 500,000,000 shares authorized as of September 30, 2011 and December 31, 2010; 43,505,683 and 43,068,371 shares issued as of September 30, 2011 and December 31, 2010, respectively; 31,800,510 and 31,368,822 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	218	215
Additional paid-in capital	162,836	157,778
Accumulated deficit	(39,571)	(45,347)
Treasury stock at cost, 11,705,173 and 11,699,549 shares as of September 30, 2011 and December 31, 2010, respectively	(10,421)	(10,327)

Total stockholders’ equity	113,062	102,319

Total liabilities and stockholders’ equity	$153,312	$141,868

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Assets under management or administration	$25,971	$19,001	$74,669	$54,112
Licensing and professional services	6,069	5,569	17,967	16,337

Total revenues	32,040	24,570	92,636	70,449

Operating expenses:
Cost of revenues	11,429	7,405	32,474	22,123
Compensation and benefits	10,160	9,917	30,693	27,190
General and administration	5,675	4,454	15,809	16,645
Depreciation and amortization	1,550	1,451	4,676	4,210
Restructuring charges	—	96	53	915

Total operating expenses	28,814	23,323	83,705	71,083

Income (loss) from operations	3,226	1,247	8,931	(634)

Other income (expense):
Interest income	19	34	65	119
Interest expense	(206)	(193)	(621)	(321)
Other income	—	—	1,100	—
Unrealized gain (loss) on investments	(8)	7	(4)	7

Total other income (expense)	(195)	(152)	540	(195)

Income (loss) before income tax provision	3,031	1,095	9,471	(829)

Income tax provision	1,106	470	3,695	664

Net income (loss)	1,925	625	5,776	(1,493)

Less preferred stock dividends	—	(65)	—	(422)
Less net income allocated to participating preferred stock	—	(75)	—	—

Net income (loss) attributable to common stockholders	$1,925	$485	$5,776	$(1,915)

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$0.02	$0.18	$(0.11)

Diluted	$0.06	$0.02	$0.18	$(0.11)

Weighted average common shares outstanding:
Basic	31,760,998	25,567,700	31,589,279	17,247,149

Diluted	32,871,269	26,348,651	32,937,601	17,247,149

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated deficit	Total Stockholders’ Equity
	Shares	Amount	Common Shares	Amount
Balance, December 31, 2010	43,068,371	$215	(11,699,549)	$(10,327)	$157,778	$(45,347)	$102,319
Exercise of stock options	437,312	3	—	—	2,699	—	2,702
Stock-based compensation	—	—	—	—	2,359	—	2,359
Purchase of treasury stock (at cost)	—	—	(5,624)	(94)	—	—	(94)
Net income	—	—	—	—	—	5,776	5,776

Balance, September 30, 2011	43,505,683	$218	(11,705,173)	$(10,421)	$162,836	$(39,571)	$113,062

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$5,776	$(1,493)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,676	4,210
Amortization of customer inducements	3,620	1,931
Deferred rent and lease incentive	357	128
Provision for doubtful accounts	—	2,668
Unrealized (gain) loss on investments	4	(7)
Impairment of customer inducement asset	174	—
Deferred income taxes	2,794	709
Stock-based compensation	2,359	1,108
Interest expense	621	321
Changes in operating assets and liabilities:
Fees receivable	544	(2,345)
Prepaid expenses and other current assets	(872)	(1,170)
Other non-current assets	(1,077)	82
Customer inducements	(1,000)	(11,300)
Accrued expenses	441	1,151
Accounts payable	306	(132)
Deferred revenue	(119)	57
Other non-current liabilities	204	101

Net cash provided by (used in) operating activities	18,808	(3,981)

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,257)	(3,378)
Capitalization of internally developed software	(1,135)	(962)
Repayment of notes payable	(162)	—
Proceeds from repayment of notes receivable	—	985
Increase in notes receivable	—	(90)
Proceeds from investments	23	26
Acquisition of businesses, net of cash acquired	—	(917)

Net cash used in investing activities	(5,531)	(4,336)

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	—	1,525
Proceeds from exercise of stock options	2,702	1,343
Net proceed from issuance of common stock	—	42,066
Purchase of treasury stock	(94)	(3,231)
Preferred stock dividends	—	(1,346)

Net cash provided by financing activities	2,608	40,357

INCREASE IN CASH AND CASH EQUIVALENTS	15,885	32,040

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,668	31,525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,553	$63,565

Supplemental disclosure of cash flow information - cash paid during the period for:
Income taxes	$732	$106

Supplemental disclosure of non-cash investing and financing activities:
Leasehold improvements funded by lease incentive	491	119
Customer inducement payable	—	17,568
Issuance of warrant for customer inducement	—	2,946
Note payable assumed in a business acquisition	—	300

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.	Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provides open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via the Envestnet Advisor Suite™ and Envestnet | PMC, the Company’s investment consulting group. The Company’s headquarters are in Chicago, Illinois. Principal offices are located in: New York, New York; Denver, Colorado; Sunnyvale, California; Boston, Massachusetts; Landis, North Carolina and two locations in Trivandrum, India.

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

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2011 and the results of operations, stockholders’ equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements for the year ended December 31, 2010 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these unaudited condensed consolidated financial statements are in thousands, except share and per share amounts.

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

In September 2011, the FASB issued authoritative guidance in ASC 350 “Intangibles—Goodwill and other” intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.

3.	Customer Inducements

Customer inducements assets and payables consist of the following:

	September 30, 2011	December 31, 2010
Customer inducements assets	$26,606	$30,400

Customer inducements payables:
Current	$1,000	$1,000
Non-current	18,415	18,806

	$19,415	$19,806

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Amortization and imputed interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization expense	$1,207	$1,146	$3,620	$1,931
Imputed interest expense	202	186	609	309

4.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life	September 30, 2011	December 31, 2010
Cost:
Office furniture and fixtures	5-7 years	$2,438	$1,996
Computer equipment and software	3 years	17,864	14,600
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	5,797	5,247

		26,697	22,441
Less accumulated depreciation and amortization		(15,572)	(12,728)

Property and equipment, net		$11,125	$9,713

Depreciation and amortization expense for property and equipment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depreciation and amortization expense	$1,031	$767	$2,845	$2,171

5.	Internally Developed Software

Internally developed software consists of the following:

	Estimated Useful Life	September 30, 2011	December 31, 2010
Internally developed software	5 years	$10,536	$9,401
Less accumulated depreciation		(6,971)	(5,780)

Internally developed software, net		$3,565	$3,621

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Depreciation expense for internally developed software was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depreciation expense	$392	$401	$1,191	$1,205

6.	Intangible Assets

Intangible assets consist of the following:

		September 30, 2011			December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
NAM customer list	7 years	$4,305	(4,305)	$—	$4,305	(4,049)	$256
Oberon customer list	8 years	3,644	(3,075)	569	3,644	(2,733)	911
B-Ready customer list	4 years	209	(88)	121	209	(46)	163

Total intangible assets		$8,158	$(7,468)	$690	$8,158	$(6,828)	$1,330

Amortization expense for intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization expense	$127	$283	$640	$834

7.	Other Non-Current Assets

Other non-current assets consist of the following:

	September 30, 2011	December 31, 2010
Investment in private company	$1,250	$1,250
Deposits	1,563	488
Other	425	450

Total other non-current assets	$3,238	$2,188

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

8.	Fair Value Measurements

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money market funds are considered Level 1 assets and totaled approximately $70,963 and $55,173 as of September 30, 2011 and December 31, 2010, respectively and are included in cash and cash equivalents in the unaudited condensed consolidated balance sheet.

Investments in mutual funds are quoted based on the daily market prices, are considered Level 1 assets and totaled approximately $80 and $84 as of September 30, 2011 and December 31, 2010, respectively and are included in other non-current assets in the unaudited condensed consolidated balance sheet.

Fair Value on a Non-Recurring Basis:

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. Other than as described below, the Company did not measure any significant assets or liabilities at fair value on a non-recurring basis during the three and nine months ended September 30, 2011.

Non-marketable investments, which totaled $1,363 and $1,386 at September 30, 2011 and December 31, 2010, respectively, represent the Company’s investments in privately held companies and alternative investments. Non-marketable investments are priced at cost and reviewed for impairment due to an absence of market activity and market data and are considered Level 3 assets. These investments are included in other non-current assets in the unaudited condensed consolidated balance sheet.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

9.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	December 31, 2010
Accrued investment manager fees	$8,476	$6,892
Accrued compensation and related taxes	3,325	4,309
Accrued professional services	308	280
Accrued restructuring charges	98	228
Other accrued expenses	1,093	1,150

Total accrued expenses	$13,300	$12,859

Effective March 31, 2010, the Company closed its Los Angeles office in order to more appropriately align and manage the Company’s resources. In the three and nine months ended September 30, 2011, the Company recognized pretax restructuring charges of zero and $53, respectively, primarily for relocation expenses.

The summary of activity in accrued restructuring charges was as follows:

Accrued Restructuring Charges
Balance at December 31, 2009	$—
Restructuring provision incurred	1,144
Payments	(733)
Adjustments	(183)

Balance at December 31, 2010	228
Restructuring provision incurred	10
Payments	(51)

Balance at March 31, 2011	187
Restructuring provision incurred	43
Payments	(87)

Balance at June 30, 2011	143
Restructuring provision incurred	—
Payments	(45)

Balance at September 30, 2011	$98

10.	Income Taxes

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

The following table includes tax expense and the effective tax rate for the Company’s income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (loss) before income taxes	$3,031	$1,095	$9,471	$(829)
Income tax provision	1,106	470	3,695	664
Effective tax rate	36.5%	42.9%	39.0%	*

*	Not meaningful.

In 2010, the write-off of certain notes receivable was considered a capital loss for tax purposes. In assessing the realizability of this deferred tax asset, management determined that it was more-likely-than-not that all of this asset would not be realized and accordingly recorded a valuation allowance in the amount of $926. The valuation allowance for net deferred tax assets as of September 30, 2011 and December 31, 2010 was $3,444 for both periods and was related to capital losses of $2,157 and Federal and state net operating losses of $1,287 primarily due to Section 382 limitations. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

Upon exercise of stock options, the Company recognizes any difference between U.S. GAAP compensation expense and income tax compensation expense as a tax windfall or shortfall. The difference is charged to equity in the case of a windfall. When the exercise results in a windfall and the windfall results in a net operating loss (“NOL”), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces the income tax payable. For U.S. GAAP purposes, the Company has deferred the recognition of approximately $1,344 in windfall tax benefits associated with its stock-based compensation until a cash tax savings is realized. The benefit will be recorded in stockholder’s equity when utilized on an income tax return to reduce taxes payable, and as such, it will not impact the Company’s effective tax rate.

The total amount of the gross liability for unrecognized tax benefits reported in other non-current liabilities was $816 and $612 at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $605.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $195 as of both September 30, 2011 and December 31, 2010.

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

Stock Options

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004”) Plan and the 2010 Long-Term Incentive Plan (the “2010 Plan”). As of September 30, 2011, the maximum number of shares available for future issuance under the 2010 Plan is 2,419,785.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Employee stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee stock-based compensation expense	$714	$584	$2,359	$1,108
Tax effect on employee stock-based compensation expense	(261)	(221)	(920)	(419)

Net effect on income	$453	$363	$1,439	$689

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Grant date fair value of options	$—	$3.64	$5.26	$3.71
Volatility	—	37.5%	39.3%	37.5%
Risk-free interest rate	—	2.2%	2.5%	2.2%
Dividend yield	—	0.0%	0.0%	0.0%
Expected term (in years)	—	6.3	6.0	6.2

The following table summarizes option activity under the 2004 Plan and 2010 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	4,998,337	$7.64
Granted	437,333	12.59
Exercised	(192,086)	5.58
Forfeited	(5,267)	7.99

Outstanding as of March 31, 2011	5,238,317	8.13	7.6	$27,821
Granted	—	—
Exercised	(177,865)	6.68
Forfeited	(19,825)	8.69

Outstanding as of June 30, 2011	5,040,627	8.18	7.3	33,631
Granted	—	—
Exercised	(67,361)	6.55
Forfeited	(145,494)	9.51

Outstanding as of September 30, 2011	4,827,772	8.16	7.1	10,248

Options exercisable	2,997,830	7.13	5.9	8,759

Exercise prices of stock options outstanding as of September 30, 2011 range from $1.10 to $13.45.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Restricted Stock

On February 28, 2011, the Company granted restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for unvested restricted stock awards during the nine months ended September 30, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2010	—	$—
Granted	67,224	12.55
Vested	—	—
Forfeited	(3,119)	12.55

Balance at September 30, 2011	64,105	$12.55

At September 30, 2011, there was $6,951 of unrecognized compensation cost related to unvested stock options and restricted stock which the Company expects to recognize over a weighted-average period of 2.6 years.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic income (loss) per share calculation:
Net income (loss)	$1,925	$625	$5,776	$(1,493)
Less: Preferred stock dividends	—	(65)	—	(422)
Less: Net income allocated to participating preferred stock	—	(75)	—	—

Net income (loss) attributable to common stockholders	$1,925	$485	$5,776	$(1,915)

Basic number of weighted-average shares outstanding	31,760,998	25,567,700	31,589,279	17,247,149

Basic net income (loss) per share attributable to common stockholders	$0.06	$0.02	$0.18	$(0.11)

Diluted income (loss) per share calculation:
Net income (loss) attributable to common stockholders	$1,925	$485	$5,776	$(1,915)

Basic number of weighted-average shares outstanding	31,760,998	25,567,700	31,589,279	17,247,149
Effect of dilutive shares:
Options to purchase common stock	919,465	768,393	1,052,340	—
Restricted stock	—	—	31,531	—
Common warrants	190,806	12,558	264,451	—

Diluted number of weighted-average shares outstanding	32,871,269	26,348,651	32,937,601	17,247,149

Diluted net income (loss) per share attributable to common stockholders	$0.06	$0.02	$0.18	$(0.11)

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options to purchase common stock	485,833	83,000	71,000	5,101,003
Restricted stock	64,105	—	—	—
Common warrants	—	—	—	1,388,888

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

13.	Major Customers

Two customers accounted for more than 10% of the Company’s fees receivable:

	September 30, 2011	December 31, 2010
Customer A	39%	34%
Customer B	26%	26%

The Company has not established an allowance for doubtful accounts related to the receivables from these customers as of September 30, 2011 or December 31, 2010.

One customer accounted for more than 10% of the Company’s revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Customer A	31%	31%	31%	32%

14.	Insurance Recovery

On April 26, 2011, the Company and its directors’ and officers’ liability insurance carrier entered into an agreement under which the insurance carrier agreed to pay the Company $1,100 to reimburse the Company for defense fees and expenses incurred by the Company in 2010 related to certain litigation. This amount was received during the three months ended June 30, 2011 and is included in other income in the nine month period ended September 30, 2011.

15.	Commitments and Contingencies

The Company is involved in litigation arising in the ordinary course of business. The Company does not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its results of operations, financial condition, cash flows or business.

The Company rents office space under leases that expire at various dates through 2023. Future annual minimum lease commitments under these operating leases was as follows:

Years ending December 31:
Remainder of 2011	$774
2012	3,076
2013	3,370
2014	4,090
2015	3,962
Thereafter	24,892

$40,164

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

16.	Acquisition

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) increased 37% from $19.0 million in the three months ended September 30, 2010 to $26.0 million in the three months ended September 30, 2011. Revenues from AUM or AUA increased 38% from $54.1 million in the nine months ended September 30, 2010 to $74.7 million in the nine months ended September 30, 2011. These increases were a result of the positive effects of new account growth and positive net flows of AUM or AUA, partially offset by a decrease in the market value of AUM or AUA.

Total revenues, which include licensing and professional service fees, increased 30% from $24.6 million in the three months ended September 30, 2010 to $32.0 million in the three months ended September 30, 2011. Total revenues increased 31% from $70.4 million in the nine months ended September 30, 2010 to $92.6 million in the nine months ended September 30, 2011.

Net income attributable to common stockholders for the three months ended September 30, 2011 was $1.9 million, or $0.6 per diluted share, compared to $0.5 million, or $0.02 per diluted share for the three months ended September 30, 2010.

Net income attributable to common stockholders for the nine months ended September 30, 2011 was $5.8 million, or $0.18 per diluted share, compared to a net loss attributable to common stockholders of $(1.9) million, or $(0.11) per diluted share for the nine months ended September 30, 2010. The prior year nine-month period included a $2.7 million pre-tax charge for the uncollectible portion of accounts and notes receivable and $1.9 million in legal fees.

Adjusted EBITDA for the three months ended September 30, 2011 was $7.6 million, an increase of 51% from $5.0 million in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2011 was $20.9 million, an increase of 66% from $12.6 million in the prior year nine month period.

Adjusted net income for the three months ended September 30, 2011 was $3.7 million, or $0.11 per diluted share, compared to adjusted net income of $2.1 million, or $0.07 per diluted share in the prior year period. Adjusted net income for the nine months ended September 30, 2011 was $9.9 million, or $0.30 per diluted share, compared to adjusted net income of $5.1 million, or $0.16 per diluted share in the prior year nine month period.

Adjusted EBITDA and Adjusted net income are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion on non-GAAP measures and a reconciliation of such measures to GAAP.

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

Under the terms of the Agreement, we will pay approximately $24.4 million in cash for all of the outstanding shares of FundQuest, subject to certain post-closing adjustments. We will fund the acquisition price with available cash. The acquisition is subject to customary closing conditions, including third-party and client consents, and is expected to be completed during the fourth quarter of 2011. Upon closing, the existing platform services agreement between us and FundQuest will be terminated. FundQuest’s assets are currently classified as assets under administration on our platform. Upon closing of the acquisition, approximately $6 billion of FundQuest’s assets will be reclassified to assets under management on our platform.

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platform, financial advisors and investor accounts in the periods indicated.

	As of
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
	(in millions except accounts and advisor data, unaudited)
Platform Assets
Assets Under Management (AUM)	$12,352	$14,486	$15,635	$16,493	$15,560
Assets Under Administration (AUA)	46,655	49,202	53,115	54,261	50,607

Subtotal AUM/A	59,007	63,688	68,750	70,754	66,167
Licensing	67,343	75,668	83,538	68,531	61,571

Total Platform Assets	$126,350	$139,356	$152,288	$139,285	$127,738

Platform Accounts
AUM	56,094	65,663	71,396	77,302	83,073
AUA	229,154	241,162	252,260	254,995	254,100

Subtotal AUM/A	285,248	306,825	323,656	332,297	337,173
Licensing	574,903	603,950	601,512	572,612	572,791

Total Platform Accounts	860,151	910,775	925,168	904,909	909,964

Advisors
AUM/A	13,011	13,833	14,140	14,613	14,206
Licensing	6,609	7,746	7,895	6,201	5,522

Total Advisors	19,620	21,579	22,035	20,814	19,728

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended September 30, 2011
	As of 6/30/11	Gross Sales	Redemp- tions	Net Flows	Market Impact	As of 9/30/11
	(in millions except account data, unaudited)
Assets under Management (AUM)	$16,493	$1,983	$(1,112)	$871	$(1,804)	$15,560
Assets under Administration (AUA)	54,261	8,346	(7,258)	1,088	(4,742)	50,607

Subtotal AUM/A	$70,754	$10,329	$(8,370)	$1,959	$(6,546)	$66,167

Fee-Based Accounts	332,297	44,073	(39,197)	4,876		337,173

Gross sales for the three months ended September 30, 2011 included $4.5 billion in new client conversions. Also during the period, redemptions included $3.4 billion related to the anticipated departure of reporting assets at a client that was acquired by another firm.

	Asset Rollforward - Nine Months Ended September 30, 2011
	As of 12/31/10	Gross Sales	Redemp- tions	Net Flows	Market Impact	As of 9/30/11
	(in millions except account data)
Assets under Management (AUM)	$14,486	$5,821	$(3,539)	$2,282	$(1,208)	$15,560
Assets under Administration (AUA)	49,202	19,542	(14,974)	4,568	(3,163)	50,607

Subtotal AUM/A	$63,688	$25,363	$(18,513)	$6,850	$(4,371)	$66,167

Fee-Based Accounts	306,825	103,304	(72,956)	30,348		337,173

Gross sales for the nine months ended September 30, 2011 included $6.3 billion in new client conversions. Also during the period, redemptions included $3.4 billion related to the anticipated departure of reporting assets at a client that was acquired by another firm.

The mix of AUM and AUM was as follows for the periods indicated:

	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Assets under management (AUM)	21%	23%	23%	23%	24%
Assets under administration (AUA)	79%	77%	77%	77%	76%

	100%	100%	100%	100%	100%

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$25,971	$19,001	$6,970	37%
Licensing and professional services	6,069	5,569	500	9%

Total revenues	32,040	24,570	7,470	30%

Operating expenses:
Cost of revenues	11,429	7,405	4,024	54%
Compensation and benefits	10,160	9,917	243	2%
General and administration	5,675	4,454	1,221	27%
Depreciation and amortization	1,550	1,451	99	7%
Restructuring charges	—	96	(96)	-100%

Total operating expenses	28,814	23,323	5,491	24%

Income from operations	3,226	1,247	1,979	159%

Other income (expense):
Interest income	19	34	(15)	-44%
Interest expense	(206)	(193)	(13)	7%
Unrealized gain (loss) on investments	(8)	7	(15)	-214%

Total other (expense)	(195)	(152)	(43)	28%

Income before income tax provision	3,031	1,095	1,936	177%
Income tax provision	1,106	470	636	135%

Net income	$1,925	$625	$1,300	208%

Revenues

Total revenues increased 30% from $24.6 million in the three months ended September 30, 2010 to $32.0 million in the three months ended September 30, 2011. The increase was primarily due to an increase in revenues from AUM or AUA of $7.0 million. Revenues from assets under management or administration were 81% and 77% of total revenues in the three months ended September 30, 2011 and 2010, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 37% from $19.0 million in the three months ended September 30, 2010 to $26.0 million in the three months ended September 30, 2011. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2011, relative to the corresponding period in 2010. In the third quarter of 2011, revenues were positively affected by new account growth and positive net flows of AUM or AUA during the first three quarters of 2011, offset by a decrease in the market value of AUM or AUA as of September 30, 2011.

New account growth and positive net flows of AUM or AUA resulted from continued efforts to increase the number of financial advisors and accounts on our technology platform. The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 13,011 as of September 30, 2010 to 14,206 as of September 30, 2011 and the number of AUM or AUA client accounts increased from approximately 285,000 as of September 30, 2010 to approximately 337,000 as of September 30, 2011.

Licensing and professional services

Licensing and professional services revenues increased 9% from $5.6 million in the three months ended September 30, 2010 to $6.1 million in the three months ended September 30, 2011, primarily due to an increase in licensing revenue of $0.2 million and an increase in professional services revenue of $0.3 million.

Cost of revenues

Cost of revenues increased 54% from $7.4 million in the three months ended September 30, 2010 to $11.4 million in the three months ended September 30, 2011, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 30% in the three months ended September 30, 2010 to 36% in the three months ended September 30, 2011.

Compensation and benefits

Compensation and benefits increased 2% from $9.9 million in the three months ended September 30, 2010 to $10.2 million in the three months ended September 30, 2011, primarily due to an increase in salaries and commissions of $0.3 million related to an increase in headcount, an increase in benefits and taxes of $0.3 million, and an increase in non-cash stock based compensation expense of $0.1 million, offset by a decrease in incentive compensation expense of $0.3 million. As a percentage of total revenues, compensation and benefits decreased from 40% in the three months ended September 30, 2010 to 32% in the three months ended September 30, 2011.

General and administration

General and administration expenses increased 27% from $4.5 million in the three months ended September 30, 2010 to $5.7 million in the three months ended September 30, 2011, primarily due to increases in occupancy costs of $0.2 million, communication, research and data services expense of $0.2 million, transaction costs of $0.2 million, the impairment of a customer inducement asset of $0.2 million, professional and other legal fees of $0.1 million and an increase in marketing costs of $0.1 million. As a percentage of total revenues, general and administration expenses remained flat at 18% in both periods.

Depreciation and amortization

Depreciation and amortization expense increased 7% from $1.5 million in the three months ended September 30, 2010 to $1.6 million in the three months ended September 30, 2011, primarily due to an increase in fixed asset depreciation and amortization of $0.3 million offset by a decrease in intangible asset amortization of $0.2 million. The increase in fixed asset depreciation and amortization expense was primarily due to increases in computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization expense decreased from 6% in the three months ended September 30, 2010 to 5% in the three months ended September 30, 2011.

Restructuring charges

Effective March 31, 2010, we closed our Los Angeles office in order to more appropriately align and manage our resources and incurred restructuring charges of approximately $0.1 million in the three months ended September 30, 2010. The expenses incurred in 2010 primarily relate to relocation expenses and bonuses. There were no restructuring charges in the three months ended September 30, 2011.

Income tax provision

	Three Months Ended September 30,
	2011	2010
	(in thousands, unaudited)
Income tax provision	$1,106	$470
Effective tax rate	36.5%	42.9%

For the three months ended September 30, 2011 and September 30, 2010, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Results of Operations

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$74,669	$54,112	$20,557	38%
Licensing and professional services	17,967	16,337	1,630	10%

Total revenues	92,636	70,449	22,187	31%

Operating expenses:
Cost of revenues	32,474	22,123	10,351	47%
Compensation and benefits	30,693	27,190	3,503	13%
General and administration	15,809	16,645	(836)	-5%
Depreciation and amortization	4,676	4,210	466	11%
Restructuring charges	53	915	(862)	-94%

Total operating expenses	83,705	71,083	12,622	18%

Income (loss) from operations	8,931	(634)	9,565	*

Other income (expense):
Interest income	65	119	(54)	-45%
Interest expense	(621)	(321)	(300)	93%
Other income	1,100	—	1,100	100%
Unrealized gain on investments	(4)	7	(11)	-157%

Total other (expense)	540	(195)	735	*

Income (loss) before income tax provision	9,471	(829)	10,300	*
Income tax provision	3,695	664	3,031	*

Net income (loss)	$5,776	$(1,493)	$7,269	*

*	Not meaningful.

Revenues

Total revenues increased 31% from $70.4 million in the nine months ended September 30, 2010 to $92.6 million in the nine months ended September 30, 2011. The increase was primarily due to an increase in revenues from AUM or AUA of $20.6 million. Revenues from AUM and AUA were 81% and 77% of total revenues in the nine months ended September 30, 2011 and 2010, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 38% from $54.1 million in the nine months ended September 30, 2010 to $74.7 million in the nine months ended September 30, 2011. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2011, relative to the corresponding periods in 2010. In the nine months ended September 30, 2011, revenues were positively affected by new account growth and positive net flows of AUM or AUA during the first nine months of 2011, offset by a decrease in the market value of AUM or AUA as of September 30, 2011.

New account growth and positive net flows of AUM or AUA resulted from continued efforts to increase the number of financial advisors and accounts on our technology platform. The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 13,011 as of September 30, 2010 to 14,206 as of September 30, 2011 and the number of AUM or AUA client accounts increased from approximately 285,000 as of September 30, 2010 to approximately 337,000 as of September 30, 2011.

Licensing and professional services

Licensing and professional services revenues increased 10% from $16.3 million in the nine months ended September 30, 2010 to $18.0 million in the nine months ended September 30, 2011. This increase was primarily due to an increase in licensing revenue of $0.8 million and an increase in professional services revenue of $0.8 million.

Cost of revenues

Cost of revenues increased 47% from $22.1 million in the nine months ended September 30, 2010 to $32.5 million in the nine months ended September 30, 2011, primarily due to the corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 31% in the nine months ended September 30, 2010 to 35% in the nine months ended September 30, 2011.

Compensation and benefits

Compensation and benefits increased 13% from $27.2 million in the nine months ended September 30, 2010 to $30.7 million in the nine months ended September 30, 2011, primarily due to an increase in salaries and commissions of $1.8 million related to an increase in headcount, an increase in non-cash stock based compensation expense of $1.3 million and an increase in benefits and taxes of $0.8 million. Headcount increased from an average of 432 in the nine months ended September 30, 2010 to an average of 477 in the nine months ended September 30, 2011, primarily to support the growth of our operations, and hiring of former FundQuest and B-Ready employees. As a percentage of total revenues, compensation and benefits decreased from 39% in the nine months ended September 30, 2010 to 33% in the nine months ended September 30, 2011.

General and administration

General and administration expenses decreased 5% from $16.6 million in the nine months ended September 30, 2010 to $15.8 million in the nine months ended September 30, 2011, primarily due to a decrease of $2.7 million in bad debt expense related to the uncollectible portion of accounts and notes receivable and a decrease of $1.8 million in legal fees, offset by increases in communication, research and data services expense of $0.7 million, marketing costs of $0.5 million, insurance and bank charges of $0.4 million and professional and other legal fees of $0.5 million. As a percentage of total revenues, general and administration expenses decreased from 24% in the nine months ended September 30, 2010 to 17% in the nine months ended September 30, 2011. Excluding bad debts expense of $2.7 million and legal fees of $1.8 million, general and administration expenses as a percentage of total revenues would have been 17% in the nine months ended September 30, 2010.

Depreciation and amortization

Depreciation and amortization expense increased 11% from $4.2 million in the nine months ended September 30, 2010 to $4.7 million in the nine months ended September 30, 2011, primarily due to an increase in fixed asset depreciation and amortization of $0.7 million offset by a decrease in intangible asset amortization of $0.2 million. The increase in fixed asset depreciation and amortization expense was primarily due to increases in computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization decreased from 6% in the nine months ended September 30, 2010 to 5% in the nine months ended September 30, 2011.

Restructuring charges

Effective March 31, 2010, we closed our Los Angeles office in order to more appropriately align and manage our resources and incurred restructuring charges of approximately $0.1 million and $0.9 million in the nine months ended September 30, 2011 and 2010, respectively. The expenses incurred in 2011 primarily relate to relocation expenses. The expenses incurred in 2010 primarily relate to vacating rental office space, relocation expenses and severance charges. We expect our subsequent 2011 expenses related to the closure of our Los Angeles office will not be significant.

Interest expense

Interest expense increased from $0.3 million in the nine months ended September 30, 2010 to $0.6 million in the nine months ended September 30, 2011, primarily due to nine months of imputed interest on payments due to FundQuest in the nine month period ended September 30, 2011 compared to five months of imputed interest in the prior year period.

Other income

Other income increased from zero in the nine months ended September 30, 2010 to $1.1 million in the nine months ended September 30, 2011, due to the proceeds from an insurance recovery (See note 14 to the notes to the unaudited condensed consolidated financial statements).

Income tax provision

	Nine Months Ended September 30,
	2011	2010
	(in thousands, unaudited)
Income tax provision	$3,695	$664
Effective tax rate	39.0%	*

*	Not meaningful.

Our effective tax rate for the nine months ended September 30, 2011 differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

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

Non GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Adjusted EBITDA	$7,567	$5,018	$20,913	$12,568
Adjusted operating income	6,017	3,567	16,237	8,358
Adjusted net income	3,715	2,126	9,851	5,143
Adjusted net income per share	0.11	0.07	0.30	0.16

“Adjusted EBITDA” represents net income (loss) before interest income, interest expense, net income tax provision (benefit), depreciation and amortization, non-cash stock-based compensation expense, unrealized gain (loss) on investments, other income, restructuring charges and transaction costs, severance, bad debt expense, customer inducement costs and impairment, and litigation related expense.

“Adjusted operating income” represents income (loss) from operations before non-cash stock-based compensation expense, restructuring charges and transaction costs, severance, bad debt expense, customer inducement costs and impairment, and litigation related expense.

“Adjusted net income” represents net income (loss) before non-cash stock-based compensation expense, restructuring charges and transaction costs, severance, bad debt expense, customer inducement costs and impairment, other income, imputed interest expense and litigation related expense. Reconciling items are tax effected using the income tax rates in effect on the applicable date.

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2011 and 2010 we had cash income tax payments of $0.7 million and $0.1 million in the nine months ended September 30, 2011 and 2010, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Net income (loss)	$1,925	$625	$5,776	$(1,493)
Add (deduct):
Interest income	(19)	(34)	(65)	(119)
Interest expense	206	193	621	321
Income tax provision	1,106	470	3,695	664
Depreciation and amortization	1,550	1,451	4,676	4,210
Stock-based compensation expense	714	584	2,359	1,108
Unrealized (gain) loss on investments	8	(7)	4	(7)
Other income	—	—	(1,100)	—
Restructuring charges (excluding severance) and transaction costs	302	96	365	819
Severance	370	409	673	533
Impairment of customer inducement asset	174	—	174	—
Bad debt expense	—	—	—	2,668
Customer inducement costs	1,207	1,146	3,620	1,931
Litigation related expense	24	85	115	1,933

Adjusted EBITDA	$7,567	$5,018	$20,913	$12,568

The following table sets forth the reconciliation of income (loss) from operations to adjusted operating income based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Income (loss) from operations	$3,226	$1,247	$8,931	$(634)
Add:
Stock-based compensation expense	714	584	2,359	1,108
Restructuring charges (excluding severance) and transaction costs	302	96	365	819
Severance	370	409	673	533
Impairment of customer inducement asset	174	—	174	—
Bad debt expense	—	—	—	2,668
Customer inducement costs	1,207	1,146	3,620	1,931
Litigation related expense	24	85	115	1,933

Adjusted operating income	$6,017	$3,567	$16,237	$8,358

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 *	2010 *	2011 *	2010 *
	(in thousands, unaudited)
Net income (loss)	$1,925	$625	$5,776	$(1,493)
Add (deduct):
Stock-based compensation expense	427	350	1,411	663
Restructuring charges (excluding severance) and transaction costs	181	58	218	490
Severance	221	245	402	319
Impairment of customer inducement asset	104	—	104	—
Bad debt expense	—	—	—	2,668
Customer inducement costs	722	686	2,165	1,155
Other income	—	—	(658)	—
Imputed interest expense	121	111	364	185
Litigation related expense	14	51	69	1,156

Adjusted net income	3,715	2,126	9,851	5,143
Less: Preferred stock dividends	—	(65)	—	(422)
Less: Net income allocated to particpating preferred stock	—	(276)	—	(1,718)

Adjusted net income attributable to common stockholders	$3,715	$1,785	$9,851	$3,003

Basic number of weighted-average shares outstanding	31,760,998	25,567,700	31,589,279	17,247,149
Effect of dilutive shares:
Options to purchase common stock	919,465	768,393	1,052,340	921,838
Restricted stock	—	—	31,531	—
Common warrants	190,806	12,558	264,451	119,511

Diluted number of weighted-average shares outstanding	32,871,269	26,348,651	32,937,601	18,288,498

Adjusted net income per share	$0.11	$0.07	$0.30	$0.16

*	Adjustments, excluding bad debt expense, are tax effected using an income tax rate of 40.2% for 2011 and 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had total cash and cash equivalents of $83.6 million compared to $67.7 million as of December 31, 2010. We believe that our current level of cash generation, together with our existing current assets will adequately support our operations and capital expenditures over the next 12 months.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
	(In thousands, unaudited)
Net cash provided by (used in) operating activities	$18,808	$(3,981)
Net cash used in investing activities	(5,531)	(4,336)
Net cash provided by financing activities	2,608	40,357
Net increase in cash and cash equivalents	15,885	32,040
Cash and cash equivalents, end of period	83,553	63,565

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 increased by $22.8 million compared to the same period in 2010, primarily due to an increase in net earnings of $7.3 million from the nine months ended September 30, 2011 compared to the prior year period and a decrease in customer inducement liability payments of $9.3 million, primarily a result of a $1.0 million payment to FundQuest in the nine months ended September 30, 2011 compared to a payment of $10.3 million payment to FundQuest in the nine months ended September 30, 2010.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 increased by $1.2 million compared to the same period in 2010. Cash disbursements in 2011 and 2010 totaled $5.4 million and $4.3 million, respectively, for purchases of property and equipment and capitalization of internally developed software.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 decreased by $37.7 million compared to the same period in 2010, primarily due to the receipt of net proceeds of $42.1 million from our initial public offering after deducting underwriting discounts and offering costs in 2010.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2011, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2010 included in our 2010 Form 10-K.

Commitments

The following table sets forth information regarding our contractual obligations as of September 30, 2011:

	Payments Due by Period
	Total	Remaining in 2011	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases (1)	$40,164	$774	$6,446	$8,052	$24,892
Customer inducement payments (2)	22,273	—	2,000	2,000	18,273
Note payable	150	—	150	—	—

Total	$62,587	$774	$8,596	$10,052	$43,165

(1)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(2)	On August 5, 2011, we entered into an Agreement with BNPIP to acquire all of the outstanding shares of FundQuest for $24.4 million. In connection with this Agreement and upon closing of this transaction in the fourth quarter of 2011, the existing platform services agreement will be terminated and as a result, these future payments will no longer be required.

The table above does not reflect the following:

•	Amounts estimated for uncertain tax positions since the timing and likelihood of such payments cannot be reasonably estimated.

•

Voluntary employer matching contributions to our defined contribution benefit plan since the amount cannot be reasonably estimated. For each of the years ending December 31, 2010, 2009 and 2008, we made voluntary employer matching contributions of $0.4 million.

Off-Balance Sheet Arrangements

Other than operating leases noted above, we do not have any off-balance sheet arrangements.

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

In September 2011, the FASB issued authoritative guidance in ASC 350 “Intangibles - Goodwill and other” intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and nine months ended September 30, 2011, 81% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and nine months ended September 30, 2011, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $0.1 million and $0.3 million to pre-tax earnings, respectively and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $0.1 million and $0.3 million to pre-tax earnings, respectively.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2011.

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

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011; (iv) the Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2011 and 2010; (v) Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

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