Form 10-K
period 2011-12-31
ENVESTNET, INC.
filed 2012-03-09
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34835

Envestnet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1409613
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

35 East Wacker Drive, Suite 2400, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(312) 827-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, par value $0.005 per share	NYSE

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2011 as reported on The New York Stock Exchange on that date: $185,791,246. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, and (ii) officers and directors of the registrant, as of June 30, 2011, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

As of March 1, 2012, 31,871,467 shares of the common stock with a par value of $0.005 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2012 Annual Meeting of Stockholders to be held May 17, 2012, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

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

General

Envestnet, Inc. (NYSE: ENV) is a leading independent provider of integrated wealth management software and services to financial advisors and institutions. Envestnet AdvisorSuite® software empowers advisors to better manage client outcomes and strengthen their practice. Envestnet® also offers advanced portfolio solutions through its Portfolio Management Consultants group (“Envestnet|PMC”®). Envestnet Reporting Solutions (“Envestnet|Vantage”™) gives advisors an in-depth view of clients’ various investments, empowering them to give holistic, personalized advice. By integrating a wide range of investment solutions and services, our Web-based technology platform provides financial advisors with the flexibility to address their clients’ needs. We work with financial advisors who are independent, as well as those who are associated with financial advisory firms and financial institutions, which we refer to as enterprise clients. We focus our technology development efforts and our sales and marketing approach on addressing financial advisors’ front-, middle- and back-office needs. We believe that our investment solutions and services allow financial advisors to be more efficient and effective in the activities critical to their businesses by facilitating client interactions, supporting and enhancing portfolio management and analysis, and enabling reliable account support and administration. In addition, we are not controlled by a financial institution, broker-dealer or other entity operating in the securities or wealth management industry, which we believe affords us a greater level of independence and impartiality.

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

•	Web-based access to a wide range of technology-enabled investment solutions, including:

•	separately managed accounts, or SMAs, which allow advisors to offer their investor clients a customized, professionally managed portfolio of securities with a personalized tax basis;

•	unified managed accounts, or UMAs, which are similar to SMAs but allow the advisor to use different types of investment vehicles in one account;

•	mutual funds and portfolios of exchange-traded funds, or ETFs; and

•	advisor as portfolio manager, or APM, where advisors create, implement and maintain their own investment portfolio models to address specific client needs;

•

Access to a broad range of investment managers and investment strategists, which allow advisors to use the research and recommendations of other investment experts, as well as to our internal investment management and portfolio consulting group, Envestnet|PMC.

Envestnet|PMC primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of proprietary investment solutions and products. Envestnet|PMC’s investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and ETF portfolios.

While our technology platform is designed for financial advisors working at any size and type of financial services firm, we target our sales and marketing efforts towards:

•	Independent financial advisors, including those that are part of financial advisory firms; and

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

Our customers include registered investment advisors, or RIAs, which are financial advisors registered with a state securities commissioner and/or the Securities and Exchange Commission, or the SEC, and who typically receive fees based on a percentage of the client assets they manage, independent broker-dealers, or IBDs, which provide processing and oversight for their affiliated financial advisors who are registered with the Financial Industry Regulatory Authority, or FINRA, and dually registered advisors, which are financial advisors registered with both the SEC and FINRA.

We earn revenues primarily under two pricing models. First, a majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platform by financial advisors. Our asset-based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset-based fees accounted for approximately 80%, 77% and 73% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, approximately $70 billion of investment assets for which we receive asset-based fees were managed or administered utilizing our technology platform by approximately 13,900 financial advisors in approximately 341,000 investor accounts.

Second, we generate revenues from recurring, contractual licensing fees for providing access to our technology platform, generally from a small number of enterprise clients. Licensing fees are generally fixed for the contract term and are based on the level and types of investment solutions and services provided, rather than on the amount of client assets on our technology platform. Generally, our licensing contracts range from two to five years and have annual renewal provisions. Licensing fees accounted for 16%, 20% and 24% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Fees received in connection with professional services account for the remainder of our total revenues. As of December 31, 2011, approximately $70 billion of investment assets for which we receive licensing fees for utilizing our technology platform were serviced by approximately 5,700 financial advisors through approximately 588,000 investor accounts.

For over 85% of our asset-based fee arrangements, we bill customers at the beginning of each quarter based on the market value of customer assets on our technology platform as of the end of the prior quarter, providing for a high degree of visibility in the current quarter. Furthermore, our licensing fees are highly predictable because they are generally set in multi-year contracts providing longer term visibility regarding that portion of our total revenues.

The following table sets forth the assets under management or administration as of the end of the quarters indicated:

The following table sets forth the number of accounts with assets under management or administration as of the end of the quarters indicated:

The following table sets forth as of the dates indicated the number of financial advisors that had client accounts on our technology platform:

We were founded in 1999 and through organic growth and strategic transactions we have grown to become a leading independent provider of integrated wealth management software and services to financial advisors and institutions. Our headquarters are located in Chicago and we have offices in New York, New York; Denver, Colorado; Sunnyvale, California; Boston, Massachusetts; Landis, North Carolina; and two locations in Trivandrum, India.

Our Market Opportunity

According to the Federal Reserve, U.S. household and non-profit organization financial assets totaled $47.7 trillion as of September 30, 2011, down from $49.2 trillion in 2010 and a peak of $51.5 trillion in 2007. According to Cerulli Associates, an industry research firm, as of December 31, 2010, $11.2 trillion of assets were professionally managed for retail investors. In addition, according to Cerulli Associates, in 2010, there were approximately 320,000 financial advisors registered with FINRA or the SEC that were focused on retail investors. For 2011, Cerulli Associates estimated there to be 318,000 retail financial advisors in the U.S., a decline in the advisor force due in large part to retirements and firm layoffs of less productive representatives.

In addition, the wealth management industry is characterized by a number of important trends, including those described below, which we believe create a significant market opportunity for technology-enabled investment solutions and services like ours.

Increased prevalence of independent financial advisors. Based on industry news reports, we believe that over the past several years an increasing percentage of financial advisors have elected to leave large financial institutions and start their own financial advisory practices or move to smaller, more independent firms. In 2011, according to the Investment News database called “Advisors on the Move,” $60 billion in assets shifted advisory channels. The independent and regional broker-dealer channels were the main beneficiaries of this movement, with both registering asset gains, while the wirehouses and insurance company owned broker-dealers experienced net asset outflows.

These independent firms include IBDs for FINRA-registered financial advisors, RIAs working as sole practitioners or as part of small firms with SEC registrations, and dually registered financial advisors. We believe, based on our industry experience, that this trend was accelerated in the past three to four years as a result of the reputational harm suffered by several of the largest financial institutions during the recent financial crisis. In particular, according to Cerulli Associates, an estimated 41% of financial advisors were considered independent in 2010, and by the end of 2015, 44% of financial advisors will likely be independent, implying that the percentage of financial advisors employed by large financial institutions (wirehouse, regional, insurance and bank) will shrink from 59% in 2010 to 56% in 2015.

Moreover, according to projections by Cerulli Associates, the percentage of assets invested by retail clients with independent financial advisors is expected to rise from 30% in 2007 to 39% in 2013, while the wirehouse market share will shrink from 48% in 2007 to 35% in 2013.

Increased reliance on technology among independent financial advisors. Outsourced technology solutions are growing in popularity among independent advisors. Flexibility and customization are among advisors’ highest technology demands. In addition, according to Cerulli Associates, financial advisors desire technology solutions that offer integration among multiple programs. Third-party providers have entered the market to satisfy these needs. According to a survey of 146 registered investment advisors conducted by the Aite Group in 2011, advisors who utilize an integrated platform have the best potential for increasing operational efficiency. These RIAs reduced the time spent on operational tasks by 40%, which increased the amount of time they could spend on client acquisition and prospecting threefold. Aite Group noted that integration would enable advisors to spend more time on investment research, client management and interaction, and acquisition and prospecting. Given this research, we believe that advanced technological support is a key driver for growth in an independent financial advisor’s business. A fully integrated technology platform helps reduce technology-related costs, the need for manual processing of data and the potential for incompatible technology applications, thus allowing financial advisors to spend more time interacting with their clients.

Increased use of financial advisors. We believe, based on an analysis done by Cerulli Associates, the recent significant volatility and increasing complexity in securities markets have resulted in increased investor interest in receiving professional financial advisory services. According to Cerulli Associates, 66% of households with investable assets, use one or more financial advisors. Following the market recession and amidst low confidence ratings for advisors, investors are increasingly implementing additional advisory relationships as a method to compare performance and service between advisors.

Independent financial advisors are well positioned to attract clients interested in managed account solutions over the next three years. According to Cerulli Associates, over the last five years, retail managed accounts in independent channels (i.e. independent broker-dealers, third-party vendors, and discounters) grew from 28% to 34% of total separate account assets. In addition, according to Cerulli Associates, financial advisors that serve as portfolio managers have grown their assets under management at a compound annual rate of 21% from $182 billion in 2006 to $436 billion as of June 30, 2011.

Increased use of fee-based investment solutions. According to Cerulli Associates, fee-based retail assets (those in separately managed accounts and assets managed by RIAs) totaled more than $4 trillion in 2011. Retail investor assets in managed accounts exceeded $2 trillion as of September 30, 2011. In order for financial advisors to effectively manage their clients’ assets, we believe they are utilizing account types that offer the flexibility to choose among the widest range of investment solutions.

Financial advisors typically charge their clients fees for these types of flexible accounts based on a percentage of assets rather than on a commission or other basis. According to Cerulli Associates, the percentage of commission-only financial advisors declined from 29% in 2005 to 14% in 2011. In addition, according to information provided by the Securities Industry and Financial Markets Association on NYSE and NASD member firms, revenues from asset management fees (fee based revenue) increased at a compound annual growth rate of 7% from 2000 to 2010, while revenues based on commissions increased at a compound annual growth rate of 3% during the same period. Based on these trends, we believe that financial advisors will increasingly require a sophisticated technology platform to support their changing practice patterns and their ability to address their clients’ needs.

More stringent standards applicable to financial advisors. In light of legislative reform initiatives related to securities markets, we believe that there will be increased attention on investor consumer protection, whether as a result of regulatory changes, voluntary industry initiatives or competitive dynamics. Increased scrutiny of financial advisors to ensure compliance with current laws, coupled with the possibility of new laws focused on a fiduciary standard, may require changes to the way financial advisors offer advice. In order to adapt to these changes, we believe that financial advisors will benefit from utilizing a technology platform, such as ours, that allows them to address their clients’ wealth management needs, manage and memorialize decisions made throughout the process, and that assists them with recordkeeping and account monitoring.

Our Growth Strategy

We intend to increase our revenue and profitability by continuing to pursue the following strategies:

•

Increase the advisor base within our existing enterprise clients. Through the outreach and marketing activities of our regional sales and client service teams, we intend to continue the process of leveraging our existing enterprise client relationships to add new financial advisors to our technology platform. Generally, when we establish an enterprise client relationship, we are provided access to the client’s financial advisors and given the opportunity to move them to our technology platform. During the past five years, with existing enterprises, we have increased the number of advisors with assets under management or administration on our platform at a compound annual growth rate of 13%. Despite that growth, we have the opportunity to continue increasing the number of financial advisors we serve within our existing enterprise client relationships.

•

Extend the account base within a given advisor relationship. As our working relationships with our financial advisor customers develop over time, and through our sales and marketing efforts, we will seek to move more of their clients’ assets onto our technology platform. During the five-year period ended December 31, 2011, the average number of AUM or AUA accounts per advisor on our technology platform has grown from approximately 13 to 25, an increase of 90%. As a result, total AUM or AUA accounts have grown at a compound annual growth rate of 36% from December 31, 2006 through December 31, 2011.

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

•

Obtain new enterprise clients. New enterprise clients provide us with access to a large number of financial advisors that may be interested in utilizing our technology platform, as well as to the assets under management or administration that are managed by these financial advisors. In most cases, a new enterprise client will provide us with the opportunity to attract a large number of financial advisors to our technology platform over time. In other cases, new enterprise clients elect to convert all or a significant portion of the assets on their platform to our technology platform, with the financial advisors managing such assets migrating onto our platform at the time of the asset conversion. We believe that the current market opportunity for enterprise conversions is significant, particularly compared to historical levels. New enterprise clients also provide further opportunities to execute on the other strategies discussed above.

•

Continue to invest in our technology platform. To continue to attract and retain enterprise clients and financial advisors, and to deepen our relationships with them, we intend to continue to invest in our technology platform to provide financial advisors with access to investment solutions and services that address the widest range of the financial advisors’ front-, middle- and back-office needs. In the years ended December 31, 2011, 2010 and 2009, we had technology development expenditures totaling $6.4 million, $5.6 million and $4.9 million, respectively. We expect that we will have similar levels of technology development expenses in 2012. We will continue to invest to develop our technology platform to provide access to investment solutions and services from a wide range of leading third-party providers, while also continuing to enhance the investment solutions and services we offer through Envestnet|PMC.

•

Continue to pursue transactions and other relationships. On December 13, 2011, we completed the acquisition of FundQuest Incorporated (“FundQuest”), a subsidiary of BNP Paribas Investment Partners USA Holdings, Inc. FundQuest, now operating as Envestnet Portfolio Solutions, Inc., is a provider of fee-based managed services and solutions. The Boston-based firm had approximately $15 billion in assets under management and administration as of June 30, 2011.

On February 9, 2012, we entered into an agreement to acquire Prima Capital Holding, Inc. (“Prima”), a provider of investment manager due diligence, research applications, asset allocation modeling and multi-manager portfolios to the wealth management and retirement industries. Prima’s clientele includes seven of the top 20 banks in the U.S. as measured by total assets, independent RIAs, regional broker-dealers, family offices and trust companies.

On February 16, 2012, we entered into a merger agreement with Tamarac, Inc. (“Tamarac”), a provider of sophisticated portfolio management technology that enables RIAs to efficiently deliver customized individual account management to their clients.

We intend to continue to selectively pursue acquisitions, investments and other relationships that we believe can enhance the attractiveness of our technology platform or expand our client base.

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

•

Recurring and resilient revenue base. The substantial majority of our revenues is recurring and is derived either from asset-based fees, which generally are billed at the beginning of each quarter or from fixed fees under multi-year license agreements. For the year ended December 31, 2011, we derived 80% and 16% of our total revenues from asset-based fees and from licensing revenues, respectively.

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

•

Favorable industry trends. As an independent provider of technology services to financial advisors, we believe we are well positioned to take advantage of favorable secular trends in the wealth management industry, particularly the increased prevalence and use of independent financial advisors, the movement toward fee-based pricing structures and advisors’ increased reliance on technology.

Our Technology Platform

Our proprietary Web-based technology platform provides financial advisors with access to investment solutions and services that address, in one integrated, centrally-hosted platform, based on our knowledge of the industry, the widest range of front-, middle- and back-office needs in our industry. The “open architecture” design of our technology platform provides financial advisors with flexibility in terms of the investment solutions and services they access, and configurability in the manner in which the financial advisors utilize particular investment solutions and services. The multi-tenant architecture of the platform ensures that this level of flexibility and customization is achieved without requiring us to create unique applications for each client, thereby reducing the need for additional technology personnel and associated expenses. In addition, though our technology platform is designed to deliver a breadth of functions, financial advisors are able to select from the various investment solutions and services we offer, without being required to subscribe to or purchase more than what they believe is necessary.

The following provides a description of the investment solutions and services that financial advisors may access through our technology platform:

Broad Technology Service Offering with Multiple Access Points

Financial Planning and Risk Profile. Our technology platform integrates with a number of financial planning tools such as Monte Carlo simulations, portfolio diagnostics and estate and retirement planning that enables financial advisors to create and implement a financial plan that is tailored to each client’s investment goals, risk tolerance and assets. For example, financial advisors can create a time-segmented distribution portfolio based on a client’s retirement goals. Each segment is constructed as an individual portfolio, with its own criteria for risk tolerance and investment objectives. Once created, the financial advisor can run goals-based reports to track the progress of the retirement investments.

Portfolio Analysis. Our technology platform provides financial advisors with a customizable risk tolerance questionnaire to complete with clients. The questionnaire assists financial advisors in understanding the investment objectives and preferences of their clients. Questionnaire content may be customized to reflect the client’s particular circumstances. The questionnaire also helps the financial advisor comply with applicable regulatory requirements regarding the suitability of investments and fiduciary obligations. Based on answers to the questionnaire, the advisor can analyze whether the current portfolio is appropriate to reach the client’s goals and suggest an investment policy. Once the investment policy is established and implemented, financial advisors can receive risk and style drift alerts, enabling them to adjust their clients’ portfolios to ensure that the portfolios remain in compliance with their clients’ stated investment objectives and risk tolerance levels.

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

Envestnet|PMC, Envestnet’s Portfolio Consulting Group. Envestnet|PMC provides consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, including asset allocation modeling, asset manager and mutual fund due diligence, selection and ongoing monitoring, investment portfolio construction and overlay services, principally relating to ongoing portfolio management and asset allocation rebalancing. Envestnet|PMC also creates proprietary investment solutions and products, including separate account strategies, multi-manager portfolios, mutual funds, mutual fund wrap and ETF asset allocation strategies.

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

Custodial and Trading Interface. Our technology platform provides financial advisors with access to over 30 third-party custodians, real-time data and Web-based service tools. In addition, the open architecture design of our technology platform allows us to respond to financial advisors’ needs that may not be currently addressed by our technology platform, including, for example, establishing relationships with additional custodians or third-party asset managers. Our technology platform also supports financial advisors through the management of account paperwork and by facilitating communications with any third-party asset managers that the financial advisor may have engaged.

Portfolio Overlay and Rebalancing. Once a financial advisor has created a client account and selected investment solutions and programs, our technology platform provides access to ongoing account management services. Additionally, Envestnet|PMC portfolio managers review all Envestnet|PMC models and proprietary portfolios to determine when to rebalance across asset classes. Emphasis is placed on strict adherence to the paramaters set for each portfolio. In addition, we offer overlay services that can help enhance an advisor’s ability to carry out his or her fiduciary responsibility. These services include ongoing review of investment portfolios for compliance with asset allocation criteria, with rebalancing recommendations made as necessary, assistance with investment portfolio tax management and review of investment accounts to ensure that investment decisions are consistent with the client’s investment objectives. We also offer a socially responsible overlay which the financial advisor may use to maintain compliance with clients’ investment restrictions. These may include securities issued by specific companies or from issuers in certain industries that clients want to exclude from their investment accounts.

Reporting Solutions. Our technology platform is capable of producing highly configurable aggregated reports showing holdings, investment performance, capital gains and losses and other information for financial advisors to provide to their clients that can be downloaded, viewed on-line or printed. In addition, through our

India operations, our technology platform provides financial advisors with access to client account data reconciled daily with records maintained by multiple custodians. Accordingly, when securities markets open each day, financial advisors have the most up-to-date account data available. We now market our reporting solutions under the brand name Envestnet|Vantage.

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

Portfolio Management Consultants

Envestnet|PMC primarily engages in three sets of activities:

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

•

Creation of proprietary investment solutions and products, including separate account strategies, multi-manager portfolios, mutual funds, mutual fund wrap and ETF portfolios. Envestnet|PMC’s investment solutions and products are discussed below.

•	Premium research, in-depth analysis of managers and strategies on the Envestnet platform, which is published quarterly and distributed to clients.

Envestnet|PMC’s Investment Solutions and Products

Envestnet|PMC provides a wide range of investment solutions and products aimed at addressing different investor objectives and risk profiles. Envestnet|PMC’s investment solutions and products include:

•

Managed Account and Multi-Manager Portfolios. Envestnet|PMC provides financial advisors with access to SMAs, which allow advisors to offer their investor clients a customized, professionally-managed portfolio of securities with a personalized tax basis, manager blend portfolios, which utilize several asset managers to provide clients with diversification across multiple investment styles and asset classes within a single investment account, and multi-manager accounts, which provide clients, within a single investment account, with access to multiple separate account managers and mutual fund products in order to obtain diversification across asset classes, investment styles and investment products. Envestnet|PMC also conducts research and due diligence on a number of the separate asset managers to which it provides access.

•

Mutual Fund Portfolios. Envestnet|PMC offers a range of packaged mutual fund portfolios aimed at helping financial advisors address different client needs. These mutual fund portfolios include a series of products marketed under the “SIGMA Mutual Fund Solutions” brand, which provide for different allocations of a variety of equity- and fixed income-focused mutual funds tailored to address investors’ differing investment time horizons, portfolios of mutual funds marketed under the

“PMC Select Portfolios” brand, which are tailored to be more attractive to smaller account sizes because they feature a full range of asset allocation targets built to meet various investment and risk levels in a single investment vehicle, portfolios of mutual funds marketed under the “PMC Enhanced Portfolio Strategies” brand, which offer asset class diversification strategies in a traditional mutual fund structure, and portfolios of mutual funds marketed under the “PMC Ultra Short Term Fixed Income” brand, which offer a fixed income portfolio aimed at providing investors with an attractive alternative to money market fund yields.

•

ETF Portfolios. Envestnet|PMC also offers pre-packaged portfolios of ETFs, ranging from products that simply track movements in a specified securities index to tailored products that are designed to outperform broad market indexes by focusing on expected increases in the value of securities issued by certain companies or issuers in specified industries.

Our Customers

Independent financial advisors that are working alone or as part of financial advisory firms. Our principal value proposition aimed at independent financial advisors working alone or as part of financial advisory firms is that our technology platform allows them to compete effectively with financial advisors employed by large financial institutions. We provide independent financial advisors with access to as many or more of the investment solutions and services that are typically available to financial advisors working at the largest firms. An example of one of our independent financial advisory firm clients is Commonwealth Financial Network.

Enterprise clients. We provide enterprise clients with a customized, private-labeled technology platform that enables them to support their affiliated financial advisors with a broad range of investment solutions and services. Our contracts with enterprise clients establish the applicable terms and conditions, including pricing terms, service level agreements and basic platform configurations. For the years ended December 31, 2011, 2010 and 2009, revenues associated with our relationship with our single largest enterprise client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 28%, 31% and 31%, respectively, of our total revenues. No other client accounted for more than 10% of our total revenues. Examples of our other enterprise clients include Northwestern Mutual, National Financial Partners, National Planning Holdings and Russell Investments.

Sales and Marketing

Our sales and marketing staff is divided into three teams. The Enterprise Sales team, made up of 14 employees, focuses on entering into agreements with enterprise clients. The Advisory Sales team has 47 employees and is focused on selling to the individual financial advisors of IBDs and entering into agreements with RIA firms. Our third sales and marketing team has 5 employees from our Envestnet|PMC group. This team is focused on assisting financial advisors with constructing client portfolios and provides information regarding Envestnet|PMC’s proprietary investment solutions and products.

The principal aim of our marketing efforts is to create greater visibility of our company and our brands, and to provide thought leadership to the wealth management industry. Our marketing efforts are focused on our core markets: financial advisors and enterprise clients. We use advertising and public relations to communicate our message to these target markets. Examples of these marketing efforts include:

•	quotes in wealth management industry publications regarding our views on financial advisor trends and challenges;

•	advertising and other marketing materials promoting our investment solutions and services;

•	frequent participation in industry conferences and tradeshows, including events sponsored by our custodian partners, by sponsorship, making presentations and speaking on panels;

•	hosting conferences on wealth management solutions;

•	providing insights on industry trends through internal research and sponsoring and writing industry white papers; and

•	creating marketing tools for financial advisors to better communicate with their current and prospective clients.

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

Competition

We generally compete on the basis of several factors, including the breadth and quality of investment solutions and services to which we provide access through our technology platform, the number of custodians that are connected through our technology platform, the price of our investment solutions and services, the ease of use of our technology platform and the nature and scope of investment solutions and services that each client believes are necessary to address their needs. Our competitors offer a variety of products and services that compete with one or more of the investment solutions and services provided through our technology platform, although, based on our industry experience, we believe that none offer a more comprehensive set of products and services that we do. Our principal competitors include:

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

We devote significant resources to ensuring sufficient platform capacity and system uptime. In 2011, our actual uptime was 99.8%. We have achieved SSAE16 SOC1 compliance with our platform and we maintain multiple redundancies, back up our databases and safeguard technologies and proprietary information consistent with industry best practices. We also maintain a comprehensive business continuity plan and company-wide risk assessment program that is consistent with industry best practices and that complies with applicable regulatory requirements.

We have historically made significant investments in platform development in order to enhance and expand our technology platform and expect to continue to make significant investments in the future. In the years ended December 31, 2011, 2010 and 2009, we incurred technology development expenditures totaling approximately $6.4 million, $5.6 million and $4.9 million, respectively. Of these expenditures, we capitalized approximately $1.5 million, $1.3 million and $1.3 million, respectively, as internally developed software. We expect to continue focusing our technology development efforts principally on adding features to increase our market competitiveness, enhancements to improve operating efficiency and reduce risk, and client-driven requests for new capabilities.

Intellectual Property and Proprietary Rights

We rely on a combination of trademark, copyright and trade secret protection laws to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information. We enter into confidentiality agreements with our employees, consultants, customers and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. In the normal course of business, we provide our intellectual property to third parties through licensing or restricted use agreements. We have proprietary know-how in algorithms, implementation and business on-boarding functions, along with a wide variety of applications software. We have registered the mark “ENVESTNET” with the U.S. Patent and Trademark Office in addition to several marks commonly used by Envestnet. We also pursue the registration of certain of our other trademarks and service marks in the United States. In addition, we have registered our domain name, www.envestnet.com and www.fidurciaryopportunity.com with Register.com, Inc. and maintain several additional websites, such as www.envestnetpmc.com, investpmc.com and envestnetadvisor.com (registered with Network Solutions, LLC). We have established a system of security measures to protect our computer systems from security breaches and computer viruses. We have employed various technology and process-based methods, such as clustered and multi-level firewalls, intrusion detection mechanisms, vulnerability assessments, content filtering, antivirus software and access control mechanisms. We also use encryption techniques for data transmissions. We control and limit access to confidential and proprietary information on a “need to know” basis.

Regulation

Overview

The financial services industry is among the most extensively regulated industries in the United States. We operate investment advisory, broker-dealer and mutual fund advisory businesses, each of which is subject to a specific regulatory scheme, including regulation at the Federal and state level, as well as regulation by self-regulatory organizations and non-U.S. regulatory authorities. In addition, we are subject to numerous laws and regulations of general application.

Our wholly-owned subsidiaries, Envestnet Asset Management, Inc., Portfolio Management Consultants, Inc., Envestnet Portfolio Solutions, Inc. (“EPS”) (formerly FundQuest) and Oberon Financial Technology, Inc. operate investment advisory businesses. These subsidiaries are registered with the SEC as “investment advisers” under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are regulated thereunder. As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, it could have a substantial effect on our business. Envestnet Asset Management, Inc. serves as the investment adviser to two mutual funds and EPS serves as the investment adviser to seven mutual funds. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act and the Investment Company Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, and detailed operating requirements, including restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees, and provide extensive and ongoing disclosure to clients. The application of these requirements to wrap fee programs is particularly complex and the SEC has in the past scrutinized firms’ compliance with these requirements. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Though we believe we are in compliance in all material respects with the requirements of the Advisers Act and the Investment Company Act and the rules and interpretations promulgated thereunder, our failure to comply with such laws, rules and interpretations could have a material adverse effect on us.

Portfolio Brokerage Services, Inc., or PBS, our broker-dealer subsidiary, is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934, or the Exchange Act, in all 50 states and the District of Columbia. In addition, PBS is a member of FINRA, the securities industry self-regulatory organization that supervises and regulates the conduct and activities of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA and the SEC conduct periodic examinations of the operations of its members, including PBS. Violation of applicable regulations can result in the suspension or revocation of a broker-dealer’s registration, the imposition of censures or fines and the suspension or expulsion of the broker-dealer from FINRA. PBS is subject to minimum net capital requirements under the Exchange Act, SEC and FINRA rules and conducts its business pursuant to the exemption from the SEC’s customer protection rule provided by Rule 15c3-3(k)(2)(i) under the Exchange Act. As of December 31, 2011, PBS was required to maintain a minimum of $100,000 in net capital and its actual net capital was $881,658.

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

Investment Advisory Program Conducted Under Rule 3a-4

Under the Investment Company Act, an issuer that is engaged in the business of investing, reinvesting or trading in securities may be deemed an “investment company,” in which case the issuer may be subject to registration requirements and regulation as an investment company under the Investment Company Act. In order to provide assurance that certain discretionary investment advisory programs would not be considered investment companies, the SEC adopted Rule 3a-4 under the Investment Company Act, which provides a non-exclusive safe harbor from the definition of an investment company for programs that meet the requirements of the rule. We conduct the following programs pursuant to the Rule 3a-4 safe harbor:

•	Separately managed accounts;

•	Unified managed account portfolios;

•	Mutual fund portfolios and exchange-traded fund portfolios; and

•	Advisor as portfolio manager.

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

Employees

As of December 31, 2011, we had 524 employees, including 75 in sales and marketing, 129 in engineering and systems, 262 in operations, 13 in investment management and research, and 45 in executive and corporate functions. Of these 524 employees, 223 were located in India. None of our employees is represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is satisfactory.

Executive Officers of the Registrant

The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
Judson Bergman	55	Chairman, Chief Executive Officer, Director
William Crager	48	President
Peter D’Arrigo	44	Chief Financial Officer
Scott Grinis	50	Chief Technology Officer
Shelly O’Brien	46	Chief Legal Officer, General Counsel and Corporate Secretary
Brandon Thomas	48	Chief Investment Officer

Judson Bergman, Age 55. Mr. Bergman is the founder of our company and has served as our Chairman, Chief Executive Officer and a director since 1999. Prior to founding our company, Mr. Bergman was Managing Director at Nuveen Investments, Inc., or Nuveen, a diversified investment manager. Mr. Bergman serves as a trustee of RS Investment Trust and RS Variable Products Trust, registered investment companies. Mr. Bergman received an MBA in finance and accounting from Columbia University and a BA in English from Wheaton College. Mr. Bergman’s qualifications to serve on our Board of Directors are primarily based on his experience as the founder of our company, his familiarity with the financial services industry acquired through his experience at Nuveen and his education in finance and accounting.

William Crager, Age 48. Mr. Crager has served as our President since 2002. Prior to joining us, Mr. Crager served as Managing Director of Marketing and Client Services at Rittenhouse Financial Services, Inc., an investment management firm affiliated with Nuveen. Mr. Crager received an MA from Boston University and a BA from Fairfield University, with a dual major in economics and English.

Peter D’Arrigo, Age 44. Mr. D’Arrigo has served as our Chief Financial Officer since 2008. Prior to joining us, Mr. D’Arrigo worked at Nuveen where he served as Treasurer since 1999, as well as holding a variety of other titles after joining them in 1990. Mr. D’Arrigo received an MBA from the Northwestern University Kellogg Graduate School of Management and an undergraduate degree in applied mathematics from Yale University.

Scott Grinis, Age 50. Mr. Grinis has served as our Chief Technology Officer since 2004. Prior to joining us, Mr. Grinis co-founded Oberon Financial Technology, Inc., our subsidiary, prior to its acquisition by us. Mr. Grinis received a BS and an MS degree in electrical engineering from Stanford University.

Shelly O’Brien, Age 46. Ms. O’Brien has served as our Chief Legal Officer, General Counsel and Corporate Secretary since 2002. Prior to joining us, Ms. O’Brien was General Counsel and Director of Legal and Compliance for ING (U.S.) Securities, Futures & Options Inc., a broker-dealer, and futures commission merchant. Ms. O’Brien received a degree in political science from Northwestern University, a JD from Hamline University School of Law, and an LLM in taxation from John Marshall Law School.

Brandon Thomas, Age 48. Mr. Thomas is a co-founder of our company and has served as Chief Investment Officer and Managing Director of Portfolio Management Consultants, our internal investment management and portfolio consulting group, since 1999. Prior to joining us, Mr. Thomas was Director of Equity Funds for

Nuveen. Mr. Thomas received an MBA from the University of Chicago, a JD from DePaul University and is a graduate of Brown University.

Item 1A.	Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized in this section when making investment decisions regarding our securities. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this section are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Business

We have experienced rapid revenue growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources and any inability to maintain or manage our growth could have a material adverse effect on our results of operations, financial condition or business.

Our revenues during the three years ended December 31, 2011 have grown at a compound annual growth rate of 26%. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend on, among other things, our ability to successfully grow our total assets under management and administration and add additional clients. If we are unable to implement our growth strategy, develop new investment solutions and services and gain new clients, our results of operations, financial condition or business may be materially adversely affected.

Sustaining growth will also require us to commit additional management, operational and financial resources and to maintain appropriate operational and financial systems. In addition, continued growth increases the challenges involved in:

•	recruiting, training and retaining sufficiently skilled technical, marketing, sales and management personnel;

•	preserving our culture, values and entrepreneurial environment;

•	successfully expanding the range of investment solutions and services offered to our clients;

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, compliance, record-keeping, communications and other internal systems; and

•	maintaining high levels of satisfaction with our investment solutions and services among clients.

There can be no assurance that we will be able to maintain or accelerate our growth, and any failure to do so could adversely affect our results of operations, financial condition or business.

Our revenue can fluctuate from period to period, which could cause our share price to fluctuate.

Our revenue may fluctuate from period-to-period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following events, as well as other factors described elsewhere in this document:

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

We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and for other reasons. We also face increased competition due to the current trend of industry consolidation. If large financial institutions that are not our clients are able to attract assets from our clients, our ability to grow revenues and earnings may be adversely affected.

Our Envestnet|PMC group competes with other providers of investment solutions and products. These competitors may offer broader solutions and/or products and their solutions and/or products may have better investment returns during one or more periods. If the investment returns on our investment products is not perceived to be competitive, we could experience outflows of assets from these products and face difficulty attracting new assets to these products.

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

For the years ended December 31, 2011, 2010 and 2009, revenues associated with our relationship with our single largest client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 28%, 31% and 31% respectively, of our total revenues and our ten largest clients accounted for 61%, 62% and 66% respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. The license fee payments pursuant to our license agreement with Fidelity were renegotiated and reduced as of December 31, 2011 and was extended for an additional five years. The agreement, as amended, includes receiving ongoing platform services fees through the Fidelity relationship based upon asset based fees. No assurance can be given as to whether any projected increase in asset based fees will offset the reduction in license fees. A majority of our agreements with financial advisors generally provide for termination at any time. If our contractual relationship with Fidelity were to terminate, or if a significant number of our most important clients were to terminate their contracts with us and we were unable to obtain a significant number of new clients, our results of operations, financial condition or business could be materially adversely affected.

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

Asset-based fees make up a significant portion of our revenues. Asset-based fees represented 80%, 77% and 73% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. We expect that asset-based fees will continue to represent a significant percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a mutual fund or other investment solution. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset-based fees could be materially adversely affected.

We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic conditions and general trends in business and finance that are beyond our control. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn, investors may choose to withdraw assets from financial advisors, which we refer to as “redemptions”, and transfer them to investments that are perceived to be more secure, such as bank deposits and Treasury securities. For example, in late 2007 and through the first quarter of 2009, the financial markets experienced a broad and prolonged downturn, our redemption rates were higher than our historical average, and our results of operations, financial condition and business were materially adversely affected. Any prolonged downturn in financial markets, or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.

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

Clients may maintain personal investment and financial information on our technology platform and we could be subject to liability if we were to inappropriately disclose any user’s personal information, inadvertently or otherwise, or if third parties were able to penetrate our network security or otherwise gain access to any user’s name, address, portfolio holdings or other financial information. Any such event could subject us to claims for misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information and could therefore have a material adverse effect on our results of operations, financial condition or business.

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

Certain of our subsidiaries are registered as “investment advisers” with the SEC under the Advisers Act and are regulated thereunder. In addition, many of our investment advisory services are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided under Rule 3a-4 under the Investment Company Act. If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. Certain of our registered investment adviser subsidiaries provide advice to mutual fund clients. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act and the Investment Company Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations.

In addition, PBS, our broker-dealer subsidiary, is registered as a broker-dealer with the SEC and with all 50 states and the District of Columbia, and is a member of the Financial Industry Regulatory Authority (“FINRA”), a securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customer funds and securities, capital structure, recordkeeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA conducts periodic examinations of the operations of its members, including PBS. As a broker-dealer, PBS is also subject to certain minimum net capital requirements under SEC and FINRA rules. Compliance with the net capital rules may limit our ability to withdraw capital from PBS.

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

A deemed “change of control” of our company could require us to get the consent of our clients and a failure to do so properly could adversely affect our results of operations, financial condition or business.

Under the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries may not be assigned without the client’s consent. Under the Investment Company Act, advisory agreements with registered funds terminate automatically upon assignment and, any assignment of an advisory agreement must be approved by the board of directors and the shareholders of the registered fund. Under the Advisers Act and the Investment Company Act, such an assignment may be deemed to occur upon a change of control of the Company. A change of control includes both gaining or losing a “controlling person”. Whether someone is a controlling person for these purposes depends significantly on the specific facts and circumstances. There can be no assurance that if we undergo a change of control, we would be successful in obtaining all necessary consents or that the method by which we obtain such consents could not be challenged at a later time. If we are unable to obtain all necessary consents or if such a challenge were to be successful it could have a material adverse effect on our results of operations, financial condition or business.

We rely on exemptions from certain laws and if for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected.

We regularly rely on exemptions from various requirements of the Exchange Act of 1930, the Investment Company Act and the Employee Retirement Income Security Act of 1974 in conducting our activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected.

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

None of our technologies, investment solutions or services is covered by any copyright registration, issued patent or patent application. We are the owner of eight registered trademarks in the United States, including “ENVESTNET”, and we claim common law rights in other trademarks that are not registered. We cannot guarantee that:

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

We expect to grow our business by, among other things, making acquisitions. In December 2011, we completed the acquisition of FundQuest and in the first quarter of 2012 we entered into agreements to acquire Prima and Tamarac. Acquisitions involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Acquisitions might also result in losing key employees. In addition, we may fail to successfully complete any acquisitions. We may also fail to generate enough revenues or profits from an acquisition to earn a return on the associated purchase price.

To the extent we grow our business through acquisitions, any such future acquisitions could present a number of other risks, including:

•

incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and on a timely and cost effective basis;

•	insufficient knowledge of the operations and markets of acquired businesses;

•	loss of key personnel;

•	failure to obtain necessary customer consents or retain key customers;

•	diversion of management’s attention from existing operations or other priorities;

•	increased costs or liabilities as a result of undetected or undisclosed legal, regulatory or financial issues related to acquired operations or assets; and

•	inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

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

When we begin working with a new client, or acquire new client assets through an acquisition or other transaction, we are required to convert the new assets from the clients’ technology platform to our technology platform. These conversions present significant technological and operational challenges can be time-consuming and may divert management’s attention from other operational challenges. If we fail to successfully complete our conversions in a timely and accurate manner, we may be required to expend more time and resources than anticipated, which could erode the profitability of the client relationship. In addition, any such failure may harm our reputation and may make it less likely that prospective clients will commit to working with us. Any of these risks could materially adversely affect our results of operations, financial condition or business.

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

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for some of our investment solutions and services, rapid technological change. Changing client demands, new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services and investment solution and service enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development expenditures of $6.4 million, $5.6 million and $4.9 million in the years ended December, 31, 2011, 2010 and 2009, respectively. We expect that our technology development expenditures will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	changes in the economic performance or market valuations of other companies engaged in providing wealth management software and services;

•	loss of a significant amount of existing business;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	issuance of new or updated research or reports by securities analysts;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	sales or expected sales of additional common stock;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	general economic and market conditions.

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

Our directors and executive officers, together with members of their immediate families, as a group, beneficially own, in the aggregate, approximately 26% of our outstanding capital stock as of December 31, 2011. As a result, when acting together, this group has the ability to exercise significant influence over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. The interests of our insider stockholders may not be aligned with the interests of our other stockholders and conflicts of interest may arise. In addition, the concentration of our shares may have the effect of delaying, deterring or preventing significant corporate transactions which may otherwise adversely affect the market price of our shares.

The future sale of shares of our common stock may negatively impact our stock price.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by a large stockholder could cause the market price of our common stock to fall. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for stockholders to execute transactions in a timely fashion.

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

Our headquarters are located in Chicago, Illinois, and consist of approximately 38,000 square feet of leased space. We also lease office space in Denver, Colorado; New York, New York; Sunnyvale, California; Boston, Massachusetts; Landis, North Carolina and two locations in Trivandrum, India. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.

Item 3.	Legal Proceedings

We are involved in litigation arising in the ordinary course of our business. We do not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to us, have a material adverse effect on our results of operations, financial condition or business.

Item 4.	Mine Safety Disclosures

This section is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock is listed on the New York Stock Exchange.

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions. The Company was first listed on the New York Stock Exchange beginning July 29, 2010. Therefore, all periods prior to that date are not applicable.

2010
Quarter ended March 31, 2010	N/A
Quarter ended June 30, 2010	N/A
Quarter ended September 30, 2010	$12.05 to $9.90
Quarter ended December 31, 2010	$17.09 to $11.10

2011
Quarter ended March 31, 2011	$16.78 to $11.91
Quarter ended June 30, 2011	$15.02 to $12.99
Quarter ended September 30, 2011	$14.94 to $9.67
Quarter ended December 31, 2011	$12.24 to $9.60

(b) Holders

The approximate number of common stockholders was 84 as of March 5, 2012.

(c) Dividends

We have not paid dividends for the most recent two years.

Common Stock

As of December 31, 2011, we had 500,000,000 common shares authorized at a par value of $0.005, of which 31,810,726 shares were outstanding.

Preferred Stock

As of December 31, 2011, we had 50,000 preferred shares authorized at a par value of $0.001, of which no shares were outstanding.

(d) Annual Meeting of Shareholders

Our annual meeting of shareholders will be held on May 17, 2012, in Chicago, Illinois.

(e) Stock Performance Graph

The following graph compares the cumulative return to stockholders on our common stock relative to the cumulative total returns of the Russell® 2000 Index and The S&P North American Technology-Services IndexTM from the effective date of our initial public offering on July 28, 2010 through December 31, 2011. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

17 MONTH STOCK PERFORMANCE GRAPH

	7/28/10	12/31/10	12/31/11
Envestnet	$100	$190	$133
Russell 2000 Index	$100	$119	$110
S&P North American Technology-Services IndexTM	$100	$112	$126

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(f) Recent Sales of Unregistered Securities

None

(g) Issuer Purchases of Equity Securities

None

(h) Securities Authorized for Issuance Under Equity Compensation Plan

For a description of securities authorized under our equity compensation plans, see note 14 to the notes to the consolidated financial statements in Part II, Item 8.

Item 6. Selected Financial Data

Consolidated Statements of Operations

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except for share and per share information)
Revenues:
Assets under management or administration	$99,236	$75,951	$56,857	$71,738	$71,442
Licensing and professional services	23,942	22,101	21,067	20,104	10,027

Total revenues	123,178	98,052	77,924	91,842	81,469

Operating expenses:
Cost of revenues	42,831	31,444	24,624	34,604	34,541
Compensation and benefits	40,305	37,027	28,763	28,452	23,250
General and administration	21,856	21,607	15,726	15,500	12,135
Depreciation and amortization	6,376	5,703	4,499	3,538	2,914
Restructuring charges	434	961	-	-	-

Total operating expenses	111,802	96,742	73,612	82,094	72,840

Income from operations	11,376	1,310	4,312	9,748	8,629
Total other income (expense)	(796)	(403)	(3,368)	115	1,159

Income before income tax provision (benefit)	10,580	907	944	9,863	9,788
Income tax provision (benefit)	2,975	1,533	1,816	4,608	(13,156)

Net income (loss)	7,605	(626)	(872)	5,255	22,944
Less preferred stock dividends	-	(422)	(720)	(203)	-
Less net income allocated to participating convertible preferred stock	-	-	-	(2,406)	(10,886)

Income (loss) attributable to common shareholders	$7,605	$(1,048)	$(1,592)	$2,646	$12,058

Net income (loss) per share attributable to common stockholders
Basic	$0.24	$(0.05)	$(0.12)	$0.20	$0.91

Diluted	$0.23	$(0.05)	$(0.12)	$0.19	$0.91

Weighted average common shares outstanding:
Basic	31,643,390	20,805,911	12,910,998	13,354,845	13,213,503

Diluted	32,863,834	20,805,911	12,910,998	13,354,845	13,213,503

Consolidated Balance Sheet Data

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Cash and cash equivalents	$64,909	$67,668	$31,525	$28,445	$25,255
Working capital	61,642	62,979	27,262	21,405	15,168
Goodwill and intangible assets	34,448	3,361	3,261	4,331	5,402
Total assets	137,702	141,868	74,064	71,257	64,256
Stockholders’ equity	115,639	102,319	57,252	57,589	49,158

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Envestnet, Inc. is a leading independent provider of integrated wealth management software and services to financial advisors and institutions. Envestnet AdvisorSuite software empowers advisors to better manage client outcomes and strengthen their practice. Envestnet also offers advanced portfolio solutions through its Envestnet|PMC group. Envestnet|Vantage gives advisors an in-depth view of clients’ various investments, empowering them to give holistic, personalized advice. By integrating a wide range of investment solutions and services, our Web-based technology platform provides financial advisors with the flexibility to address their clients’ needs. We work with financial advisors who are independent, as well as those who are associated with financial advisory firms and financial institutions, which we refer to as enterprise clients. We focus our technology development efforts and our sales and marketing approach on addressing financial advisors’ front-, middle- and back-office needs. We believe our investment solutions and services allow financial advisors to be more efficient and effective in the activities critical to their businesses by facilitating client interactions, supporting and enhancing portfolio management and analysis, and enabling reliable account support and administration. In addition, we are not controlled by a financial institution, broker-dealer or other entity operating in the securities or wealth management industry, which we believe affords us a greater level of independence and impartiality.

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

•	Web-based access to a wide range of technology-enabled investment solutions, including:

•	separately managed accounts, or SMAs, which allow advisors to offer their investor clients a customized, professionally managed portfolio of securities with a personalized tax basis;

•	unified managed accounts, or UMAs, which are similar to SMAs but allow the advisor to use different types of investment vehicles in one account;

•	mutual funds and portfolios of exchange-traded funds, or ETFs; and

•	advisor as portfolio manager, or APM, where advisors create, implement and maintain their own investment portfolio models to address specific client needs; and

•	Access to a broad range of investment managers and investment strategists, as well as to our internal investment management and portfolio consulting group, Envestnet|PMC.

Envestnet|PMC primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of proprietary investment solutions and products. Envestnet|PMC’s investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and ETF portfolios.

Revenues

Overview

We earn revenues primarily under two pricing models. First, a majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platform by financial advisors. These revenues are recorded under revenues from assets under management or administration. Our asset-based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset-based fees accounted for approximately 80%, 77% and 73% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. In future periods, the percentage of our total revenues attributable to asset-based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant license agreements, the mix of assets under management, or AUM, and assets under administration, or AUA, and other factors. As of December 31, 2011, approximately $70 billion of investment assets subject to asset-based fees were managed or administered utilizing our technology platform by approximately 13,900 financial advisors through approximately 341,000 investor accounts.

Second, we generate revenues from recurring, contractual licensing fees for providing access to our technology platform, generally from a small number of enterprise clients. These revenues are recorded under revenues from licensing and professional services. Licensing fees are generally fixed in nature for the contract term and are based on the level of investment solutions and services provided, rather than on the amount of client assets on our technology platform. Licensing fees accounted for 16%, 20% and 24% of our total revenues for the years ended December 31, 2011, 2010 and 2009. Fees received in connection with professional services accounted for the remainder of our total revenues. As of December 31, 2011, approximately $70 billion of investment assets for which we receive licensing fees for utilizing our technology platform were serviced by approximately 5,700 financial advisors through approximately 588,000 investor accounts.

The following table provides information regarding the amount of assets utilizing our platform, financial advisors and investor accounts in the periods indicated.

	As of December 31,
	2011	2010	2009
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$22,936	$14,486	$9,660
Assets Under Administration (AUA)	47,148	49,202	27,931

Subtotal AUM/A	70,084	63,688	37,591
Licensing	69,514	75,668	51,450

Total Platform Assets	$139,598	$139,356	$89,041

Platform Accounts
AUM	124,636	65,663	48,541
AUA	216,038	241,162	126,634

Subtotal AUM/A	340,674	306,825	175,175
Licensing	588,038	603,950	510,865

Total Platform Accounts	928,712	910,775	686,040

Advisors
AUM/A	13,887	13,833	8,408
Licensing	5,709	7,746	5,542

Total Advisors	19,596	21,579	13,950

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

For over 85% of our revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our technology platform as of the end of the prior quarter. For example, revenues from assets under management or administration recognized during the fourth quarter of 2011 were primarily based on the market value of assets as of September 30, 2011. Our revenues from assets under management or administration are generally recognized ratably throughout the quarter based on the number of days in the quarter.

Our revenues from assets under management or administration are affected by the amount of new assets that are added to existing and new client accounts, which we refer to as gross sales, and the amount of assets that are withdrawn from client accounts, which we refer to as redemptions. We refer to the difference between asset in-flows and outflows as net flows. Positive net flows indicate that the market value of assets added to client accounts exceeds the market value of assets that have been withdrawn from client accounts.

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

	Asset Rollforward - 2011
	As of 12/31/10	Gross Sales	Redemp- tions	Net Flows	Market Impact	FundQuest	As of 12/31/11
	(in millions except account data)
Assets under Management (AUM)	$14,486	$7,737	$(4,795)	$2,942	$(317)	$5,825	$22,936
Assets under Administration (AUA)	49,202	24,873	(18,537)	6,336	(1,089)	(7,301)	47,148

Subtotal AUM/A	$63,688	$32,610	$(23,332)	$9,278	$(1,406)	$(1,476)	$70,084

Fee-Based Accounts	306,825	135,963	(92,060)	43,903		(10,054)	340,674

On December 13, 2011, we closed on our acquisition of FundQuest. At that time, $5.8 billion of FundQuest assets previously reported as AUA were reclassified to AUM. Also during the fourth quarter, one of FundQuest’s clients with $1.5 billion in assets transitioned to licensing for a flat fee and is no longer reflected in AUA as of December 31, 2011.

	Asset Rollforward - 2010
	As of 12/31/09	Gross Sales	Redemp- tions	Net Flows	Market Impact	As of 12/31/10
	(in millions except account data)
Assets under Management (AUM)	$10,269	$6,788	$(3,541)	$3,247	$970	$14,486
Assets under Administration (AUA)	27,322	30,957	(12,165)	18,792	3,088	49,202

Subtotal AUM/A	$37,591	$37,745	$(15,706)	$22,039	$4,058	$63,688

Fee-Based Accounts	175,175	185,347	(53,697)	131,650		306,825

The mix of assets under management and assets under administration was as follows for the periods indicated:

	December 31,
	2011	2010	2009
Assets under management (AUM)	33%	23%	26%
Assets under administration (AUA)	67%	77%	74%

	100%	100%	100%

We expect the percentage of AUM and AUA will fluctuate in future periods. The nature and type of services requested by our customers are the key drivers in determining whether customer assets are classified as AUM or AUA. Therefore, we do not have direct control over the mix of AUM and AUA.

Revenues from licensing and professional services fees

Our revenues received under license agreements are recognized over the contractual term. To a lesser degree we also receive revenues from professional services fees by providing customers with certain technology platform software development services. In the years ended December 31, 2011, 2010 and 2009, our revenues from professional services fees were $3.8 million, $2.9 million and $2.4 million respectively. These revenues are generally recognized under a proportional performance model utilizing an output based approach. Our contracts have fixed prices, and generally specify or quantify interim deliverables.

We may enter into license agreements in future periods if requested by our customers and commercially attractive to us.

Expenses

The following is a description of our principal expense items.

Cost of revenues

Cost of revenues primarily include expenses related to our receipt of sub-advisory and clearing, custody and brokerage services from third parties. The largest component of cost of revenues, sub-advisory fees paid to third party investment managers, relates only to AUM since a sub-advisor is not utilized in connection with AUA.

Clearing, custody and brokerage services are provided by third-party providers. These expenses are typically calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter and are recognized ratably throughout the quarter based on the number of days in the quarter.

Compensation and benefits

Compensation and benefits expenses primarily relate to employee compensation, including salaries, commissions, non-cash stock-based compensation, incentive compensation, benefits and employer-related taxes.

General and administration

General and administration expenses include occupancy costs and expenses relating to communications services, research and data services, website and system development, marketing, professional and legal services and travel and entertainment.

Depreciation and amortization

Depreciation and amortization expenses include depreciation and amortization related to:

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

Intangible assets are depreciated using an accelerated basis over their estimated economic useful lives and are reviewed for possible impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

2011 Developments

FundQuest Agreement

On December 13, 2011 we acquired all of the outstanding shares of FundQuest for total consideration of $28.7 million. FundQuest, operating as Envestnet Portfolio Solutions, Inc., provides managed account programs, overlay portfolio management, mutual funds, institutional asset management and investment consulting to registered investment advisors, independent advisors, broker-dealers, banks and trust organizations. Upon closing of the transaction, the existing platform services agreement between us and FundQuest was terminated (see notes 3 and 4 to the notes to the audited financial statements) and approximately $5.8 billion of the FundQuest’s assets were reclassified to assets under management from assets under administration. In addition, one of FundQuest’s clients with $1.5 billion in assets transitioned to licensing from assets under administration.

Fidelity Agreement

For the years ended December 31, 2011, 2010 and 2009, revenues associated with our relationship with our single largest client, Fidelity, accounted for 28%, 31% and 31%, respectively, of our total revenues. As of December 31, 2011, we renegotiated a five year license agreement with Fidelity which resulted in a reduction in our current license fee revenue. In addition, as a part of the renegotiated agreement, we will continue to receive ongoing platform services fees through the Fidelity relationship based upon asset based fees. Management anticipates that projected increases in asset based fees will offset the aforementioned reduction in license fees by the end of fiscal 2012. However, no assurance can be given that the projected increases in asset based fees will offset the reduction in license fees.

2012 Developments

Prima Capital Holding, Inc. Agreement

On February 9, 2012 we entered into a stock purchase agreement with the shareholders of Prima to acquire all of the outstanding shares of Prima for cash consideration of approximately $13.75 million, subject to certain post-closing adjustments. Prima provides investment management due diligence, research applications, asset allocation modeling and multi-manager porfolios to the wealth management and retirement industries. Prima’s clientele includes seven of the top 20 banks in the U.S. as measured by total assets, independent RIAs, regional broker-dealers, family offices and trust companies. We anticipate closing this transaction in the first half of 2012.

Tamarac, Inc. Agreement

On February 16, 2012 we entered into a merger agreement with Tamarac. A newly formed subsidiary of Envestnet will merge with and into Tamarac, and Tamarac will become a wholly owned subsidiary of Envestnet. Under the terms of the Agreement, total cash consideration will be approximately $54.0 million in cash for all of the outstanding stock of Tamarac, subject to certain post-closing adjustments. We have also agreed to establish a management incentive plan funded by $7.0 million of shares of common stock for the benefit of certain employees of Tamarac. Such shares will be distributed at pre-established intervals, but in no event later than May 15, 2015, based upon Tamarac meeting certain financial targets and will be subject to additional vesting requirements. Tamarac is a provider of sophisticated portfolio management technology that enables RIA’s to efficiently deliver customized individual account management to their clients. We anticipate closing this transaction in the first half of 2012.

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

Types of revenues

We generate revenues from assets under management or administration and from licensing and professional service fees. Revenues from assets under management or administration are generated from fees based on a contractual percentage of assets under management or administration valued at each quarter-end. These fees are generally collected at the beginning of a quarter in advance based upon the previous quarter-end values. In less than 15% of our contracts, fees are collected at the end of the quarter based upon the average daily balance. The contractual fee percentages vary based upon the level and type of services we provide to our customers. Pursuant to the contracts with our customers, we calculate our fees based on the asset values in the customer’s account, without making any judgment or estimates. None of our fees are earned pursuant to performance-based or other incentive-based arrangements.

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

Customer inducements

In certain instances, we have entered into agreements which include inducement payments to the customer. In accordance with U.S. GAAP, inducement payments made to customers are capitalized and amortized against revenue on a straight-line basis over the term of the agreement. Customer inducement assets are reviewed for impairment whenever events or circumstances occur that may impact the fair value of these assets.

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

As of December 31, 2011 and 2010, we had net capitalized internally developed software of $3.5 million and $3.6 million, respectively. We capitalized $1.5 million, $1.3 million and $1.3 million in internally developed software during the years ended December 31, 2011, 2010 and 2009, respectively.

Internally developed software is amortized on a straight-line basis over its estimated useful life. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internally developed software during the years ended December 31, 2011, 2010 and 2009.

Non-cash stock-based compensation expense

Since our 2004 Stock Incentive Plan and 2010 Long-Term Incentive Plan were adopted, stock options have been an important component of our compensation structure. We expect that this will continue to be the case in the future. Our Board of Directors is responsible for determining the timing and magnitude of all stock options and restricted stock grants. Prior to our initial public offering on July 28, 2010, our Board of Directors, was responsible for determining the fair value of our common stock on the date of each stock option grant. The Board of Directors had delegated certain of its responsibilities to the Compensation Committee of the Board of Directors and certain members of management. As required under our 2004 Stock Incentive Plan and our 2010 Long-Term Incentive Plan, all of our stock options are granted with exercise prices at or above the fair value of our common stock on the grant date.

The following table provides information regarding stock options and restricted stock granted for January 1, 2009 through December 31, 2011:

Date	Shares	Stock Price	Exercise Price	Intrinsic Value As of December 31, 2011
Options:
2/16/2009	1,000	$7.85	$7.85	$4.11
4/8/2009	8,230	7.85	7.85	4.11
5/15/2009	232,732	7.15	7.15	4.81
7/6/2009	10,000	7.15	7.15	4.81
11/16/2009	12,000	11.50	11.50	0.46
2/22/2010	71,000	13.45	13.45	-
7/28/2010	1,885,390	9.00	9.00	2.96
9/1/2010	2,000	10.25	10.25	1.71
9/30/2010	33,600	10.46	10.46	1.50
2/14/2011	50,000	12.93	12.93	-
2/28/2011	384,833	12.55	12.55	-
3/1/2011	2,500	12.34	12.34	-
12/14/2011	49,500	10.40	10.40	1.56

Restricted Stock:
2/28/2011	67,224	12.55	N/A	N/A
12/14/2011	10,000	10.40	N/A	N/A

Prior to our initial public offering in July 2010, there was no market for our common stock and therefore no readily available price to reference when determining the fair value of our common stock in connection with the granting of stock options. The value of our common stock was dependent upon our company valuation and, as described below, we had periodically obtained independent valuations and performed internal valuations of our common stock. In each case, such valuations had been performed contemporaneously and we had determined the fair market value of our company in conformity with commonly accepted corporate valuation techniques and methodologies.

Prior to our initial public offering, we generally had obtained contemporaneous independent valuations at least annually and at the time of broad-based option grants, such as on May 15, 2009. For our internal valuations, we applied the same approach and methodology used by the independent valuation firm. For any option grants made between quarterly valuations of our common stock, our Board of Directors assessed all available information in determining whether the stock price in effect at the time of the grant should otherwise be adjusted. As a private company, we had performed our quarterly valuations such that they were effective approximately 45 days following the end of each calendar quarter to approximate the date upon which, if we were a reporting company, we would be required to disclose to the public through filings with the Commission our financial performance and associated operating metrics, which include assets under management and administration. Until such date, any information about a given quarter’s financial performance, ending asset values, and other information that could be deemed material to investors, would not be known to the public even if we were a reporting company and therefore is not included in the valuation of our common stock during interim periods.

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

Prior to our initial public offering, our company valuation, whether prepared by an independent valuation firm or performed internally, considered an income approach, also known as a discounted cash flow analysis, incorporating our historical and expected financial performance, the relevant market and industry and economic trends. Our valuation also considered a market approach, including recent capital transactions involving either our company or comparable companies, and comparable public-company valuations. The resulting calculation assigned a value for 100% of our company’s equity on a marketable equivalent, non-controlling interest basis. We considered, but did not include, an asset approach, as we did not believe the book value of our assets provides meaningful input into our expected revenue and earnings, or the value of our company.

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

Accordingly, prior to our initial public offering, we calculated the value of our common stock at least once each fiscal quarter. The historical quarterly valuations did at times fluctuate significantly as the market value of our assets under management or administration drives our near term financial results and longer term projections. The value of our common stock could also change if a material financing transaction or other significant event occured within a given fiscal quarter. In such circumstances we performed an additional valuation of our common stock at the time of the transaction or event, using the same valuation methodology that was utilized in connection with our quarterly valuations.

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

As described above, the assets under management or administration on our technology platform at the end of a given quarter have a significant impact on our short- and long-term financial projections and resulting valuation. For example, the valuation conducted on May 15, 2009 incorporated financial projections based on assets under management or administration as of March 31, 2009. The value of those assets was 6% below the value of the assets as of December 31, 2008. This contributed to the decline in the estimated fair value of our common stock between periods. Conversely, assets under management or administration increased 16% between March 31, 2009 and June 30, 2009, contributing to an increase in the estimated fair value of our common stock between May 15, 2009 and August 15, 2009. In addition, assets under management or administration increased 15% between June 30, 2009 and September 30, 2009, which contributed to the increase in the fair value of our common stock between August 15, 2009 and November 15, 2009. A 4% increase in assets under management or administration between September 30, 2009 and December 31, 2009, as well as the platform services agreement signed with FundQuest in February of 2010, contributed to the increase in the fair value of our common stock between November 15, 2009 and February 15, 2010. The decrease between the fair value of our common stock on November 15, 2009 and February 15, 2010 and the initial public offering price was principally attributable to volatility in the trading prices of the common stock of comparable companies and the difficult conditions in the market for initial public offerings at and immediately prior to our determination of the initial public offering price. Other factors, such as updated financial projections not related to changes in our assets under management or administration, as well as fluctuations in the value of comparable publicly-traded companies, also contributed to the differences in the estimated fair value of our common stock between periods.

Since our initial public offering on July 28, 2010, we have not performed internal valuations or obtained independent valuations in order to determine the Company’s stock price to reference when determining the fair value of our common stock in connection with the granting of stock options or restricted stock.

Non-cash stock-based compensation expense for stock option and restricted stock grants is estimated at the grant date based on each grant’s fair value, calculated using the Black-Scholes option pricing model. Compensation and benefits expenses are recognized over the vesting period for each grant. The fair value of our stock options and the resulting expenses are based on various assumptions, including the expected volatility of our stock price, the expected term of the stock options, estimated forfeiture rates and the risk-free interest rate. The use of different assumptions would result in different fair values and compensation and benefits expenses for our option grants.

Business Combinations

We account for business combinations under the purchase accounting method. The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when market value is not readily available. Any excess of purchase price over the fair value of the tangible and intangible assets acquired is allocated to goodwill. The transaction costs associated with business combinations are expensed as they are incurred.

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

As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of $22.2 million and $35.4 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2030.

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

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
	(In thousands)
Revenues:
Assets under management or administration	$99,236	$75,951	$23,285	31%
Licensing and professional services	23,942	22,101	1,841	8%

Total revenues	123,178	98,052	25,126	26%

Operating expenses:
Cost of revenues	42,831	31,444	11,387	36%
Compensation and benefits	40,305	37,027	3,278	9%
General and administration	21,856	21,607	249	1%
Depreciation and amortization	6,376	5,703	673	12%
Restructuring charges	434	961	(527)	-55%

Total operating expenses	111,802	96,742	15,060	16%

Income from operations	11,376	1,310	10,066	*

Other income (expense):
Interest income	77	149	(72)	-48%
Interest expense	(786)	(564)	(222)	39%
Other income	1,100	-	1,100	*
Other expense	(1,183)	-	(1,183)	*
Unrealized gain (loss) on investments	(4)	12	(16)	-133%

Total other (expense)	(796)	(403)	(393)	98%

Income before income tax provision	10,580	907	9,673	*
Income tax provision	2,975	1,533	1,442	94%

Net income (loss)	$7,605	$(626)	$8,231	*

*	Not meaningful.

Revenues

Total revenues increased 26% from $98.1 million in 2010 to $123.2 million in 2011. The increase was primarily due to an increase in revenues from assets under management or administration of $23.2 million. Revenues from assets under management or administration comprised 80% and 77% of total revenue in 2011 and 2010, respectively.

Assets under management or administration

Revenues earned from assets under management or administration increased 31% from $76.0 million in 2010 to $99.2 million in 2011. This increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2011, relative to those used in 2010. Our 2011 revenues were positively affected by new account growth and positive net flows of AUM and AUA during the fourth quarter of 2010 through September 30, 2011. This increase was partially offset by a decrease in the market value of AUM and AUA from the fourth quarter of 2010 to September 30, 2011.

New account growth and positive net flows of AUM and AUA resulted from continued efforts to increase the number of financial advisors and accounts on our technology platform and the implementation of the FundQuest assets on our technology platform. The number of financial advisors with AUM or AUA on our technology platform increased from 13,833 as of December 31, 2010 to 13,887 as of December 31, 2011 and the number of AUM or AUA client accounts increased from approximately 307,000 as of December 31, 2010 to approximately 341,000 as of December 31, 2011.

Licensing and professional services

Licensing and professional services revenues increased 8% from $22.1 million in 2010 to $23.9 million in 2011, primarily due to an increase in licensing revenue of $0.9 million and an increase in professional services revenue of $0.9 million.

Cost of revenues

Cost of revenues increased 36% from $31.4 million in 2010 to $42.8 million in 2011, primarily due to an increase in revenues from assets under management or administration. As a percentage of total revenues, cost of revenues increased from 32% in 2010 to 35% in 2011.

Compensation and benefits

Compensation and benefits increased 9% from $37.0 million in 2010 to $40.3 million in 2011, primarily due to an increase in salaries and commissions of $2.0 million related to an increase in headcount, an increase in non-cash stock-based compensation expense of $1.3 million primarily due to the grant of stock options on the date of our initial public offering and an increase in benefits and payroll taxes of $1.0 million, offset by a decrease in incentive compensation expense of $1.0 million. Headcount increased from an average of 437 in 2010 to an average of 486 in 2011 primarily to support the growth of our operations as well as increased headcount from acquisitions. As a percentage of total revenues, compensation and benefits decreased from 38% in 2010 to 33% in 2011.

General and administration

General and administration expenses increased 1% from $21.6 million in 2010 to $21.9 million in 2011. Significant changes from 2010 to 2011 include a decrease of $2.7 million in bad debt expense related to the uncollectible portion of accounts and notes receivable from Fetter Logic (see note 17 to the notes to the audited consolidated financial statements) and a decrease of $1.8 million in legal fees related to the Fetter Logic litigation (see note 17 to the notes to the audited consolidated financial statements), offset by increases in communication research and data services expense of $0.9 million, occupancy costs of $0.6 million, insurance and bank charges of $0.4 million, travel and entertainment costs of $0.4 million and professional and other legal fees of $0.8 million. As a percentage of total revenues, general and administration expenses decreased from 22% in 2010 to 18% in 2011. Excluding bad debt expense of $2.7 million and legal fees of $1.8 million related to the Fetter Logic litigation, general and administration expenses as a percentage of total revenues would have been 17% in 2010.

Depreciation and amortization

Depreciation and amortization expense increased 12% from $5.7 million in 2010 to $6.4 million in 2011, primarily due to an increase in fixed asset depreciation and amortization of $0.8 million. The increase in depreciation and amortization expense was primarily due to increases in capitalized computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization decreased from 6% in 2010 to 5% in 2011.

Restructuring charges

Effective March 31, 2010, we closed our Los Angeles office in order to more appropriately align and manage our resources and incurred restructuring charges of approximately $1.0 million in 2010 and $0.1 million in 2011. These expenses related to vacating rental office space, relocation expenses and severance charges. We do not expect to incur restructuring charges relating to the closure of our Los Angeles office in 2012. In 2011, we incurred restructuring charges of approximately $0.4 million primarily for severance charges related to the termination of certain FundQuest and Envestnet employees related to the FundQuest acquisition. We do not expect that our restructuring charges related to the FundQuest acquisition will be significant in 2012.

Interest expense

Interest expense increased from $0.6 million in 2010 to $0.8 million in 2011, primarily due to imputed interest on the payments due to FundQuest. Due to the FundQuest acquisition and the related termination of the Platform Services Agreement with FundQuest, we have ceased imputing interest expense as of the date of acquisition.

Other income

Other income increased from zero in 2010 to $1.1 million 2011, due to the proceeds from an insurance recovery (see note 16 to the notes to the audited consolidated financial statements).

Other expense

Other expense increased from zero in 2010 to $1.2 million 2011, due to the contract settlement charges related to the termination of the Platform Services Agreement between Envestnet and FundQuest (see notes 3 and 4 to the notes to the audited consolidated financial statements).

Income tax provision

	$000,000	$000,000
	Year Ended December 31,
	2011	2010
	(in thousands)
Income tax provision	$2,975	$1,533
Effective tax rate	28.1%	*

*	Not meaningful.

Our 2011 effective tax rate differs from the statutory rate primarily as a result of changes in our estimates of our state income tax obligations for prior years, changes in state tax rates and the effect of permanent items. The changes in state tax rates were primarily related to changes in state tax laws regarding the sourcing of state taxable income. Our 2011 effective tax rate also differs from the statutory rate primarily as a result of the reversal of certain deferred income tax liabilities totaling $1.2 million related to the termination of the Platform Services Agreement between Envestnet and FundQuest.

Our 2010 effective tax rate differs from the statutory rate primarily as a result of changes in our estimates of our state income tax obligations for prior years and changes in state tax rates. The changes in state tax rates were primarily related to changes in state tax laws regarding the sourcing of state taxable income. Our 2010 effective tax rate also differs from the statutory rate primarily as a result of an increase in our tax valuation allowance we recorded in 2010. In 2010, our management determined that newly generated deferred tax assets related to capital losses from investments and bad debts were not expected to be utilized and correspondingly, we increased our tax valuation allowance.

Year ended December 31, 2010 compared to year ended December 31, 2009

	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
	(In thousands)
Revenues:
Assets under management or administration	$75,951	$56,857	$19,094	34%
Licensing and professional services	22,101	21,067	1,034	5%

Total revenues	98,052	77,924	20,128	26%

Operating expenses:
Cost of revenues	31,444	24,624	6,820	28%
Compensation and benefits	37,027	28,763	8,264	29%
General and administration	21,607	15,726	5,881	37%
Depreciation and amortization	5,703	4,499	1,204	27%
Restructuring charges	961	-	961	*

Total operating expenses	96,742	73,612	23,130	31%

Income from operations	1,310	4,312	(3,002)	-70%

Other income (expense):
Interest income	149	221	(72)	-33%
Interest expense	(564)	-	(564)	*
Unrealized gain (loss) on investments	12	19	(7)	-37%
Impairment of investments	-	(3,608)	3,608	*

Total other income (expense)	(403)	(3,368)	2,965	*

Income before income tax provision	907	944	(37)	-4%
Income tax provision	1,533	1,816	(283)	-16%

Net loss	$(626)	$(872)	246	-28%

*	Not meaningful.

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

New account growth and positive net flows of AUM and AUA resulted from continued efforts to increase the number of financial advisors and accounts on our technology platform and the implementation of the

FundQuest assets on our technology platform. The number of financial advisors with AUM or AUA on our technology platform increased from 8,408 as of December 31, 2009 to 13,833 as of December 31, 2010 and the number of AUM or AUA client accounts increased from approximately 175,000 as of December 31, 2009 to approximately 307,000 as of December 31, 2010.

Licensing and professional services

Licensing and professional services revenues increased 5% from $21.1 million in 2009 to $22.1 million in 2010, primarily due to an increase in licensing revenue of $0.6 million and an increase in professional services revenue of $0.5 million.

Cost of revenues

Cost of revenues increased 28% from $24.6 million in 2009 to $31.4 million in 2010, primarily due to an increase in revenues from assets under management or administration. As a percentage of total revenues, cost of revenues remained flat at 32% in both periods.

Compensation and benefits

Compensation and benefits increased 29% from $28.8 million in 2009 to $37.0 million in 2010, primarily due to an increase in salaries and commissions of $5.3 million related to an increase in headcount, an increase in non-cash stock-based compensation expense of $1.0 million primarily due to the grant of stock options on the date of our initial public offering, an increase in benefits and payroll taxes of $0.7 million, an increase in incentive compensation expense of $0.8 million and an increase in severance of $0.6 million. Headcount increased from an average of 408 in 2009 to an average of 437 in 2010 primarily due to the hiring of former FundQuest and B-Ready Outsourcing Solutions, Inc. employees (see note 3 to the notes to the audited financial statements) in the second quarter of 2010. As a percentage of total revenues, compensation and benefits increased from 37% in 2009 to 38% in 2010.

General and administration

General and administration expenses increased 37% from $15.7 million in 2009 to $21.6 million in 2010, primarily due to an increase in bad debt expense of $2.7 million in 2010 related to the uncollectible portion of accounts and notes receivable from Fetter Logic (see note 17 to the notes to the audited consolidated financial statements) and increased legal fees related to the Fetter Logic litigation of $1.9 million (see note 17 to the notes to the audited consolidated financial statements). As a percentage of total revenues, general and administration expenses increased from 20% in 2009 to 22% in 2010. Excluding bad debt expense of $2.7 million and legal fees of $1.9 million related to the Fetter Logic litigation, general and administration expenses as a percentage of total revenues would have been 17% in 2010.

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

Interest expense

Interest expense increased from zero in 2009 to $0.6 million in 2010, primarily due to imputed interest on the payments due to FundQuest. See note 4 to the notes to the audited consolidated financial statements.

Impairment of investments

Impairment of investments decreased from $3.6 million in 2009 to zero in 2010. In the fourth quarter of 2009, we evaluated the fair value of an investment in Fetter Logic and we recognized a $3.3 million impairment charge. See note 17 to the notes to the audited consolidated financial statements.

Income tax provision

	Year Ended December 31,
	2010	2009
	(in thousands)
Income tax provision	$1,533	$1,816
Effective tax rate	*	*

*	Not meaningful.

Our 2010 and 2009 effective tax rates differ from the statutory rate primarily as a result of changes in our estimates of our state income tax obligations for prior years and changes in state tax rates. The changes in state tax rates were primarily related to changes in state tax laws regarding the sourcing of state taxable income.

Our 2010 and 2009 effective tax rates also differ from the statutory rate primarily as a result of an increase in our tax valuation allowance we recorded in 2010 and 2009. In 2010 and 2009, our management determined that newly generated deferred tax assets related to capital losses from investments and bad debts were not expected to be utilized and correspondingly, we increased our tax valuation allowance.

Non-U.S. GAAP Financial Measures

	Year Ended December 31,
	2011	2010	2009
	(in thousands, unaudited)
Adjusted EBITDA	$27,436	$18,115	$10,595
Adjusted operating income	21,995	12,412	6,096
Adjusted net income	13,754	7,629	2,449
Adjusted net income per share	0.42	0.24	0.06

“Adjusted EBITDA” represents net income (loss) before interest income, interest expense, income tax provision (benefit), depreciation and amortization, non-cash stock-based compensation expense, unrealized gain (loss) on investments, other income, impairment of investments, restructuring charges and transaction costs, severance, bad debt expense, customer inducement costs and impairment, contract settlement charges and litigation related expense.

“Adjusted operating income” represents income (loss) from operations before non-cash stock-based compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, customer inducement costs and impairment, bad debt expense, and litigation related expense.

“Adjusted net income” represents net income (loss) before non-cash stock-based compensation expense, impairment of investments, restructuring charges and transaction costs, severance, amortization of acquired intangibles, bad debt expense, customer inducement costs and impairment, contract settlement charges, contract settlement – reversal of deferred taxes, other income, imputed interest expense and litigation related expense. Reconciling items are tax effected using the income tax rates in effect on the applicable date.

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

•	Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2011 and 2010 we had cash income tax payments of $0.8 million and $0.2 million in the year ended December 31, 2011 and 2010, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	$000,00000	$000,00000	$000,00000
	Year Ended December 31,
	2011	2010	2009
	(in thousands, unaudited)
Net income (loss)	$7,605	$(626)	$(872)
Add (deduct):
Interest income	(77)	(149)	(221)
Interest expense	786	564	-
Income tax provision	2,975	1,533	1,816
Depreciation and amortization	6,376	5,703	4,499
Stock-based compensation expense	3,062	1,731	780
(Gain) loss on investments	4	(12)	(19)
Impairment of investments	-	-	3,608
Other income	(1,100)	-	-
Restructuring charges and transaction costs	1,054	961	-
Severance	698	570	-
Impairment of customer inducement asset	174	-	-
Contract settlement charges	1,183	-	-
Bad debt expense	-	2,668	385
Customer inducement costs	4,568	3,239	18
Litigation related expense	128	1,933	601

Adjusted EBITDA	$27,436	$18,115	$10,595

The following table sets forth the reconciliation of income from operations to adjusted operating income based on our historical results:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, unaudited)
Income from operations	$11,376	$1,310	$4,312
Add:
Stock-based compensation expense	3,062	1,731	780
Restructuring charges and transaction costs	1,054	961	-
Severance	698	570	-
Impairment of customer inducement asset	174	-	-
Amortization of acquired intangibles	935	1,116	1,070
Bad debt expense	-	2,668	385
Customer inducement costs	4,568	3,239	18
Litigation related expense	128	1,933	601

Adjusted operating income	$21,995	$13,528	$7,166

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per share based on our historical results:

	Year Ended December 31,
	2011 *	2010 *	2009 *
	(in thousands, unaudited)
Net income (loss)	$7,605	$(626)	$(872)
Add:
Stock-based compensation expense	1,831	1,077	480
Restructuring charges and transaction costs	630	598	-
Severance	417	355	-
Amortization of acquired intangible assets	559	694	659
Impairment of investments	-	-	2,223
Impairment of customer inducement asset	104	-	-
Bad debt expense	-	2,668	237
Customer inducement costs	2,732	2,015	11
Contract settlement charges	1,183	-	-
Contract settlement - reversal of deferred taxes	(1,187)	-	-
Other income	(658)	-	-
Imputed interest expense	461	340	-
Litigation related expense	77	1,202	370

Adjusted net income	13,754	8,323	3,108
Less: Preferred stock dividends	-	(422)	(720)
Less: Net income allocated to participating preferred stock	-	(2,069)	(1,184)

Adjusted net income attributable to common stockholders	$13,754	$5,832	$1,204

Basic number of weighted-average shares outstanding	31,643,390	20,805,911	12,910,998
Effect of dilutive shares:
Options to purchase common stock	974,192	992,753	416,291
Restricted stock	34,757	-	-
Common warrants	211,495	154,364	284,562

Diluted number of weighted-average shares outstanding	32,863,834	21,953,028	13,611,851

Adjusted net income per share	$0.42	$0.27	$0.09

*	Adjustments, excluding bad debt expense, contract settlement charges and contract settlement – reversal of deferred taxes, are tax effected using income tax rates as follows: for 2011—40.2%; for 2010—37.8%; for 2009—38.4%.

Liquidity and Capital Resources

As of December 31, 2011, we had total cash and cash equivalents of $64.9 million, compared to $67.7 million as of December 31, 2010. In February 2012, we announced two acquisitions that are expected to close in the first half of 2012 with a combined purchase price of $67.8 million. We plan to use existing cash and cash generated in the ongoing operations of our business to fund these acquisitions, our current operations and capital expenditures in 2012.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$24,721	$1,467	$8,365
Net cash used in investing activities	(30,133)	(5,501)	(5,040)
Net cash provided by (used in) financing activities	2,653	40,177	(245)
Net increase (decrease) in cash and cash equivalents	(2,759)	36,143	3,080
Cash and cash equivalents, end of period	64,909	67,668	31,525

Operating Activities

Net cash provided by operating activities in 2011 increased by $23.2 million compared to 2010, primarily due to an increase in net earnings of $8.2 million from the year ended December 31, 2011 compared to the prior year period and a decrease in customer inducement liability payments of $10.3 million, primarily a result of a $1.0 million payment to FundQuest in 2011 compared to a payment of $11.3 million payment to FundQuest in 2010.

Net cash provided by operating activities in 2010 decreased by $6.9 million compared to 2009, primarily due to a payment of $10.3 million to FundQuest in 2010 (see note 4 to the notes to the consolidated financial statements), primarily offset by an increase in non-cash bad debt expense of $2.7 million in 2010 related to the uncollectible portion of accounts and notes receivable from Fetter Logic (see note 17 to the notes to the consolidated financial statements).

Investing Activities

Net cash used in investing activities in 2011 increased by $24.6 million compared to 2010. Cash disbursements in 2011 and 2010 totaled $6.3 million and $5.5 million, respectively, for purchases of property and equipment and capitalization of internally developed software. Additionally, the Company acquired FundQuest (see note 3 to the notes to the consolidated financial statements) with net cash totaling $23.7 million.

Net cash used in investing activities in 2010 increased by $0.5 million compared to 2009. Cash disbursements in 2010 and 2009 totaled $5.5 million and $4.4 million, respectively, for purchases of property and equipment and capitalization of internally developed software. Additionally, the Company acquired the assets of B-Ready Outsourcing Solutions, Inc. and Metamorphosis Money Management, LLC (see note 3 to the notes to the consolidated financial statements) for cash totaling $0.9 million offset by proceeds from the repayment of notes receivable of $1.0 million.

Financing Activities

Net cash provided by (used in) financing activities in 2011 decreased by $37.5 million compared 2010, primarily due to the receipt of net proceeds of $42.1 from our initial public offering after deducting underwriting discounts and offering costs in 2010, net proceeds of $1.5 million for the exercise of warrants in 2010 and net proceeds of $1.9 million from the exercise of stock options in 2010, partially offset by $4.0 million used in purchases of our common stock in 2010 and payments of preferred stock dividends of $1.3 million in 2010. In 2011, we received net proceeds of $2.7 million from the exercise of stock options.

Net cash provided by (used in) financing activities in 2010 increased by $40.4 million compared to the same period in 2009, primarily due to the receipt of net proceeds of $42.1 from our initial public offering after deducting underwriting discounts and offering costs, net proceeds of $1.5 million for the exercise of warrants in 2010 and net proceeds of $1.9 million from the exercise of stock options in 2010, partially offset by $4.0 million used in purchases of our common stock in 2010 and payments of preferred stock dividends of $1.3 million in 2010. In 2009, we purchased $0.2 million of our common stock.

Commitments

The following table sets forth information regarding our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases (1)	$41,997	$3,398	$8,115	$9,216	$21,268
Note payable	150	150	-	-	-

Total	$42,147	$3,548	$8,115	$9,216	$21,268

(1)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.

The table above does not reflect the following:

•	Amounts estimated for uncertain tax positions since the timing and likelihood of such payments cannot be reasonably estimated.

•

Voluntary employer matching contributions to our defined contribution benefit plans since the amount cannot be reasonably estimated. For the years ended December 31, 2011, 2010 and 2009, we made voluntary employer matching contributions of $0.5 million, $0.4 million and $0.4 million, respectively.

Off-Balance Sheet Arrangements

Other than operating leases as indicated above, we do not have any other off-balance sheet arrangements.

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

In June 2011, the FASB issued authoritative guidance that amends ASC Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and it eliminates the option to present components of other comprehensive income as a part of the statement of changes in stockholders’ equity. In addition, this guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; however, early adoption is permitted. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued authoritative guidance regarding the testing of goodwill for impairment. This guidance allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to its carrying amount including goodwill, must be followed. If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required. A company may choose to use the qualitative assessment on none, some, or all of its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2011, 2010 and 2009, 80%, 77% and 73% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. As of December 31, 2011, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $0.4 million to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in a $0.4 million increase to pre-tax earnings.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Envestnet, Inc.

We have audited the accompanying consolidated balance sheets of Envestnet, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 9, 2012

Envestnet, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$64,909	$67,668
Fees receivable	9,644	9,135
Deferred tax assets, net	192	107
Prepaid expenses and other current assets	4,040	2,026

Total current assets	78,785	78,936

Property and equipment, net	11,091	9,713
Internally developed software, net	3,524	3,621
Intangible assets, net	12,225	1,330
Goodwill	22,223	2,031
Deferred tax assets, net	6,692	13,649
Customer inducements	-	30,400
Other non-current assets	3,162	2,188

Total assets	$137,702	$141,868

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$14,919	$12,859
Accounts payable	1,974	1,707
Customer inducements payable	-	1,000
Note payable	171	159
Deferred revenue	79	232

Total current liabilities	17,143	15,957

Deferred rent liability	1,414	1,244
Lease incentive liability	2,933	2,771
Customer inducements payable	-	18,806
Note payable	-	159
Other non-current liabilities	573	612

Total liabilities	22,063	39,549

Commitments and contingencies

Stockholders’ equity
Preferred stock	-	-
Common stock, par value $0.005, 500,000,000 shares authorized as of December 31, 2011 and 2010; 43,515,899 and 43,068,371 shares issued as of December 31, 2011 and 2010, respectively; 31,810,726 and 31,368,822 shares outstanding as of December 31, 2011 and 2010, respectively	218	215
Additional paid-in capital	163,584	157,778
Accumulated deficit	(37,742)	(45,347)
Treasury stock at cost, 11,705,173 and 11,699,549 shares as of December 31, 2011 and 2010, respectively	(10,421)	(10,327)

Total stockholders’ equity	115,639	102,319

Total liabilities and stockholders’ equity	$137,702	$141,868

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share information)

	Year ended December 31,
	2011	2010	2009
Revenues:
Assets under management or administration	$99,236	$75,951	$56,857
Licensing and professional services	23,942	22,101	21,067

Total revenues	123,178	98,052	77,924

Operating expenses:
Cost of revenues	42,831	31,444	24,624
Compensation and benefits	40,305	37,027	28,763
General and administration	21,856	21,607	15,726
Depreciation and amortization	6,376	5,703	4,499
Restructuring charges	434	961	-

Total operating expenses	111,802	96,742	73,612

Income from operations	11,376	1,310	4,312

Other income (expense):
Interest income	77	149	221
Interest expense	(786)	(564)	-
Other income	1,100	-	-
Other expense	(1,183)	-	-
Gain (loss) on investments	(4)	12	19
Impairment of investments	-	-	(3,608)

Total other income (expense)	(796)	(403)	(3,368)

Income before income tax provision	10,580	907	944

Income tax provision	2,975	1,533	1,816

Net income (loss)	7,605	(626)	(872)
Less preferred stock dividends	-	(422)	(720)
Less net income allocated to participating preferred stock	-	-	-

Net income (loss) attributable to common stockholders	$7,605	$(1,048)	$(1,592)

Net income (loss) per share attributable to common stockholders:
Basic	$0.24	$(0.05)	$(0.12)

Diluted	$0.23	$(0.05)	$(0.12)

Weighted average common shares outstanding:
Basic	31,643,390	20,805,911	12,910,998

Diluted	32,863,834	20,805,911	12,910,998

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

	Preferred Stock		Common Stock		Treasury Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Common Shares	Preferred Shares	Amount
Balance, December 31, 2008	76,643	-	13,521,276	$68	(588,000)	-	$(6,086)	$106,110	$(42,503)	$57,589

Exercise of stock options	-	-	3,000	-	-	-	-	3	-	3
Stock-based compensation	-	-	-	-	-	-	-	780	-	780
Purchase of treasury stock (at cost)	-	-	-		(25,600)	-	(248)	-	-	(248)
Net loss	-	-	-	-	-	-	-	-	(872)	(872)

Balance, December 31, 2009	76,643	$-	13,524,276	$68	(613,600)	-	$(6,334)	$106,893	$(43,375)	$57,252

Exercise of Series B warrants	1,497	-	-	-	-	-	-	1,497	-	1,497
Conversion of preferred stock to common stock effective upon initial public offering	(45,890)	-	7,842,034	39	-	-	-	(39)	-	-
Merger transactions between EnvestNet Group, Inc. and Envestnet, Inc.:
Issuance of Envestnet, Inc. common stock to EnvestNet Group, Inc. shareholders	-	-	10,680,000	54	-	-	-	(54)	-	-
Conversion of Envestnet, Inc. preferred and common stock held by EnvestNet Group, Inc., into treasury stock (common equivalents)	(32,250)	-	5,160,000	26	(10,680,000)	-	-	(26)	-	-
Net operating loss tax benefit recognized from EnvestNet Group, Inc. merger	-	-	-	-	-	-	-	839	-	839
Initial public offering of common stock, net of offering costs			5,411,325	27	-	-	-	42,039	-	42,066
Issuance of warrant to FundQuest, Inc.	-	-	-	-	-	-	-	2,946	-	2,946
Exercise of common warrants	-	-	154,548	-	-	-	-	28	-	28
Exercise of stock options	-	-	296,188	1	-	-	-	1,924	-	1,925
Stock-based compensation	-	-	-	-	-	-	-	1,731	-	1,731
Purchase of treasury stock (at cost)	-	-	-	-	(381,480)	(122)	(3,993)	-	-	(3,993)
Conversion of preferred stock in treasury to common stock	-	-	-	-	(24,469)	122	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	(1,346)	(1,346)
Net loss	-	-	-	-	-	-	-	-	(626)	(626)

Balance, December 31, 2010	-	$-	43,068,371	$215	(11,699,549)	-	$(10,327)	$157,778	$(45,347)	$102,319
Exercise of stock options	-	-	447,528	3	-	-	-	2,744	-	2,747
Stock-based compensation	-	-	-	-	-	-	-	3,062	-	3,062
Purchase of treasury stock (at cost)	-	-	-	-	(5,624)	-	(94)	-	-	(94)
Net income	-	-	-	-	-	-	-	-	7,605	7,605

Balance, December 31, 2011	-	$-	43,515,899	$218	(11,705,173)	-	$(10,421)	$163,584	$(37,742)	$115,639

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$7,605	$(626)	$(872)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,376	5,703	4,499
Amortization of customer inducements	4,568	3,238	18
Amortization of deferred rent and lease incentive	332	58	544
Provision for doubtful accounts	-	2,668	385
Loss (gain) on investments	4	(12)	(19)
Impairment of investments	-	-	3,608
Write-off of customer inducement asset	174	-	-
Contract settlement charges	1,183	-	-
Deferred income taxes	2,162	1,215	1,572
Stock-based compensation	3,062	1,731	780
Imputed interest expense	786	564	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Fees receivable	1,940	(3,718)	(1,338)
Prepaid expenses and other current assets	(1,988)	(599)	(148)
Other non-current assets	(1,006)	(52)	42
Customer inducements, net	(1,000)	(11,300)	(150)
Accrued expenses	802	2,437	38
Accounts payable	267	(185)	(475)
Deferred revenue	(507)	208	(187)
Other non-current liabilities	(39)	137	68

Net cash provided by operating activities	24,721	1,467	8,365

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,798)	(4,169)	(3,078)
Capitalization of internally developed software	(1,482)	(1,340)	(1,306)
Repayment of notes payable	(162)	-	-
Proceeds from repayment of notes receivable	-	985	-
Increase in notes receivable	-	(90)	(54)
Investments in non-marketable securities	-	-	(812)
Proceeds from investments	28	30	210
Acquisition of businesses, net	(23,719)	(917)	-

Net cash used in investing activities	(30,133)	(5,501)	(5,040)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,747	1,925	3
Proceeds from exercise of warrants	-	1,525	-
Net proceeds from issuance of common stock	-	42,066	-
Purchase of treasury stock	(94)	(3,993)	(248)
Preferred stock dividends	-	(1,346)	-

Net cash provided by (used in) financing activities	2,653	40,177	(245)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,759)	36,143	3,080

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,668	31,525	28,445

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,909	$67,668	$31,525

Supplemental disclosure of cash flow information – cash paid during the period for:
Income taxes	$813	$171	$240

Supplemental disclosure of non-cash investing and financing activities:
Leasehold improvements funded by lease incentive	491	119	3,156
Non-cash consideration issued in a business acquisition	4,966	-	-
Purchase of non-marketable securities	-	-	275
Exercise of redemption rights into note receivable	-	-	2,450
Issuance of warrant for customer inducement	-	2,946	-
Customer inducement payable	-	19,261	150
Note payable assumed in a business acquisition	-	300	-
Contingent consideration issued in a business acquisition	-	150	-

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provides open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via the Envestnet AdvisorSuite® and Envestnet|PMC® , the Company’s investment consulting group. The Company’s headquarters are in Chicago, Illinois. Principal offices are located in: New York, New York; Denver, Colorado; Sunnyvale, California; Boston, Massachusetts; Landis, North Carolina and two locations in Trivandrum, India.

The Company’s AdvisorSuite is a platform of integrated, internet-based technology applications and related services that provide portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing, and back-office and middle-office operations and administration.

The Company’s investment consulting group, Envestnet|PMC, provides investment manager due diligence and research, a full spectrum of investment offerings supported by both proprietary and third-party research, and overlay portfolio management services.

Through these platform and service offerings, the Company provides open-architecture support for a wide range of investment products (separately managed accounts, multi-manager accounts, mutual funds, exchange-traded funds, stock baskets, alternative investments, and other fee-based investment solutions) from Envestnet|PMC and other leading investment providers via multiple custodians, and also account administration and reporting services.

Envestnet operates four registered investment advisor firms (“RIAs”) and a registered broker-dealer. The RIAs are registered with the Securities and Exchange Commission (“SEC”). The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority (“FINRA”).

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

Principles of Consolidation—The consolidated financial statements include the accounts of Envestnet and its wholly-owned subsidiaries: Oberon Financial Technology, Inc. (“Oberon”); NetAssetManagement, Inc. (“NAM”); Envestnet Asset Management, Inc.; Envestnet Portfolio Solutions, Inc. (“EPS”) (formerly “FundQuest Incorporated”); Sigma Asset Management, LLC; PMC International, Inc. and its wholly-owned subsidiaries Portfolio Management Consultants, Inc. and Portfolio Brokerage Services, Inc. (“PBS”). All significant intercompany transactions and balances have been eliminated in consolidation. Accounts denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency.

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

When customer fees include charges for third party service providers where the Company has a direct contract with such third party service providers, gross revenue recognized by the Company equals the fee paid by customer. The cost of revenues recognized by the Company is the amount due to the third party provider.

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

Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fee receivables. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including past lost experience and current economic conditions.

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

The Company’s investments are assessed for impairment when a review of the investees operations indicates that there is a decline in value of the investment and the decline is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments are written down to estimated fair value. The Company estimates fair value using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and estimated discounted future cash flows.

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

Internally Developed Software—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internally developed software during the years ended December 31, 2011, 2010 and 2009.

Goodwill and Intangible Assets—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is evaluated for impairment each year using a two-step process that is performed at least annually or whenever events or circumstances indicate that impairment may have occurred. The Company has concluded that it has a single reporting unit. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow. No impairment charges have been recorded for the years ended December 31, 2011, 2010 and 2009.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changed circumstances may affect the underlying basis of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows.

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

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact recoverability of these assets. There were no impairments to long-lived assets during the years ended December 31, 2011, 2010 and 2009.

Leases—In certain circumstances, the Company enters into leases with free rent periods, rent escalations or lease incentives over the term of the lease. In such cases, the Company calculates the total payments over the term of the lease and records them ratably as rent expense over that term.

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

Advertising Costs—The Company expenses all advertising costs as incurred and they are classified within general and administration expenses. Advertising costs totaled approximately $1,388, $1,160 and $1,021 for the years ended December 31, 2011, 2010 and 2009, respectively.

Business Combinations—The Company accounts for business combinations under the purchase accounting method. The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires management to make estimates and use valuation techniques when market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

assets acquired is allocated to goodwill. The transaction costs associated with business combinations are expensed as they are incurred.

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

Reclassifications—Certain reclassifications were made to the December 31, 2010 consolidated balance sheet to conform to the 2011 presentation.

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

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

In June 2011, the FASB issued authoritative guidance that amends ASC Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and it eliminates the option to present components of other comprehensive income as a part of the statement of changes in stockholders’ equity. In addition, this guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; however , early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued authoritative guidance regarding the testing of goodwill for impairment. This guidance allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to its carrying amount including goodwill, must be followed. If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required. A company may choose to use the qualitative assessment on none, some, or all of its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Business Acquisitions

FundQuest Incorporated

On December 13, 2011, the Company acquired all of the outstanding shares of FundQuest Incorporated (“FundQuest”), a subsidiary of BNP Paribas Investment Partners USA Holdings, Inc. for total estimated consideration of approximately $28,685. FundQuest was renamed Envestnet Portfolio Solutions, Inc. (“EPS”) subsequent to the acquisition. EPS provides managed account programs, overlay portfolio management, mutual funds, institutional asset management and investment consulting to registered investment advisors, independent advisors, broker-dealers, banks and trust organizations. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill recognized is expected to be non-deductible for income tax purposes.

Prior to the FundQuest acquisition, in February 2010, the Company signed a seven-year platform services agreement (the “Agreement”) with FundQuest. Upon the acquisition, the existing Agreement between the Company and FundQuest was effectively settled (Note 4). The Company analyzed the Agreement to determine the amount by which the contract was favorable or unfavorable when compared to current market pricing. The Company, using the discounted cash flow method, determined the Agreement resulted in a favorable amount of $4,897. The favorable amount of the Agreement was compared to the net book value of the customer inducement asset and liability at the date of the business combination resulting in a charge of approximately $1,183, which is included in other expense in the consolidated statements of operations. The net cash portion of the total consideration paid is included in “Cash flows from investing activities” in the consolidated statements of cash flows.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

The consideration transferred in the acquisition was as follows:

Cash paid to owners	$24,390
Non-cash consideration:
Favorable contract	4,897
Other	1,241
Cash assumed	(671)
Preliminary working capital adjustment	(1,172)

$28,685

Acquisition related costs of $405 are included in general and administration expenses in the consolidated statements of operations for the year ended December 31, 2011.

The following table summarizes estimated fair values of the assets acquired at the date of the acquisition:

Accounts receivable	$2,603
Prepaid expenses and other current assets	46
Property and equipment	442
Intangible assets	11,830
Goodwill	20,192
Accounts payable and accrued liabilities	(1,364)
Deferred income taxes	(4,710)
Deferred revenue	(354)

Total assets acquired	$28,685

A summary of intangible assets acquired, estimated useful lives and amortization method was as follows:

	Amount	Weighted Average Useful Life	Amortization Method
Customer list	$11,830	7	Accelerated

The estimated fair values of accrued liabilities and the working capital adjustment are provisional and are based on information that was available as of the acquisition date to estimate the fair value of these amounts. The Company believes the information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the working capital adjustment, valuation and complete the acquisition accounting as soon as practicable but no later than the contractual period.

The results of EPS’s operations are included in the consolidated statement of operations beginning December 13, 2011 and were not material to the 2011 results of operations.

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

The total consideration transferred in the acquisition was as follows:

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

The results of B-Ready’s operations are included in the consolidated statement of operations beginning April 1, 2010 and were not material to the 2010 results of operations.

Metamorphosis Money Management, LLC.

On September 1, 2010, the Company acquired the assets of Metamorphosis Money Management, LLC (“M3”) for approximately $617. M3 is a private company that provides back-office outsourcing and overlay management to registered investment advisors and enhances the Company’s product offerings. The consideration paid is included in “Cash flows from investing activities” in the consolidated statements of cash flows.

The following table summarizes estimated fair values of the assets acquired at the date of the acquisition:

$000,0000
Accounts receivable	$30
Property and equipment	3
Goodwill	584

Total assets acquired	$617

The goodwill associated with the M3 acquisition is expected to be deductible for income tax purposes. The results of M3’s operations are included in the consolidated statement of operations beginning September 1, 2010 and were not material to the 2010 results of operations.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Pro forma results for Envestnet, Inc. giving effect to the B-Ready, M3 and FundQuest acquisitions

The following unaudited pro forma financial information presents the combined results of operations of Envestnet, B-Ready, M3 and FundQuest. For year ended December 31, 2010, the unaudited pro forma financial information presents the results of FundQuest, B-Ready and M3 acquisitions as if the acquisitions had occurred as of the beginning of 2010. For the year ended December 31, 2011, the unaudited pro forma financial information presents the results of the FundQuest acquisition as if the acquisition had occurred as of the beginning of 2010.

The December 2010 unaudited pro forma results presented include amortization charges for acquired intangible assets; the elimination of intercompany transactions, restructuring charges, unrealized gain on warrant and imputed interest expense; and the related tax effect of the aforementioned items. The December 2011 unaudited pro forma results presented include amortization charges for acquired intangible assets; the elimination of intercompany transactions, contract settlement charges, loss on sale of warrant and imputed interest expense; and the related tax effect of the aforementioned items.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented.

	At December 31,
	2011	2010
Revenue	$133,702	$113,547
Net income (loss)	7,363	(2,507)
Net income (loss) attributable to common stockholders	7,363	(2,929)
Net income (loss) per share attributable to common stockholders:
Basic	0.23	(0.14)
Diluted	0.22	(0.14)

4.	Customer Inducements

Customer inducements assets and customer inducements payable consist of the following:

	00000000	00000000
	At December 31,
	2011	2010
Customer inducements assets	$-	$30,400

Customer inducements payable:
Current	$-	$1,000
Non-current	-	18,806

	$-	$19,806

Pursuant to the Agreement with FundQuest, the Company provided FundQuest and its clients with the Company’s platform technology and support services, replacing FundQuest’s technology platform. The Company earned fees based upon a contractual percentage of assets under administration. As a result of the acquisition of FundQuest on December 13, 2011 (Note 3), the Agreement was terminated, and all of the assets and liabilities associated with this Agreement were eliminated. The Company determined the fair value of the

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Agreement to be approximately $4,897 using a discounted cash flow analysis and as a result, the Company incurred contract settlement charges of approximately $1,183 which is included in other expense in the consolidated statements of operations for the year ended December 31, 2011.

In connection with the Agreement, the Company was required to make various payments to FundQuest during the contract term as defined in the Agreement. These payments included an up-front payment upon completion of the conversion of FundQuest’s clients’ assets to the Company’s technology platform, five annual payments and a payment after the fifth year of the Agreement calculated based on the average annual revenues the Company was to receive from FundQuest during the first five years of the contract term. As of December 31, 2010, the estimate of the present value of these payments was approximately $30,400. The Company also issued to FundQuest a warrant to purchase 1,388,888 shares of its common stock, with an exercise price of $10.80 for an estimated fair value of $2,946 as of December 31, 2010 (see Notes 9 and 13). The present value of all payments and the fair value of the warrant was accounted for as customer inducement costs and were amortized as a reduction to the Company’s revenues from assets under management or administration on a straight-line basis over the contract term of seven years.

Amortization and imputed interest expense was as follows:

	Year ended December 31,
	2011	2010	2009
Amortization expense	$4,568	$3,239	$18
Imputed interest expense	771	546	-

5.	Property and Equipment

Property and equipment consists of the following:

		At December 31,
	Estimated Useful Life	2011	2010
Cost:
Office furniture and fixtures	5-7 years	$2,713	$1,996
Computer equipment and software	3 years	18,942	14,600
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	5,833	5,247

		28,086	22,441
Less accumulated depreciation and amortization		(16,995)	(12,728)

Property and equipment, net		$11,091	$9,713

Depreciation and amortization expense was as follows:

	Year ended December 31,
	2011	2010	2009
Depreciation and amortization expense	$3,862	$2,980	$1,985

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

6.	Internally Developed Software

Internally developed software consists of the following:

		At December 31,
	Estimated Useful Life	2011	2010
Internally developed software	5 years	$10,882	$9,401
Less accumulated depreciation		(7,358)	(5,780)

Internally developed software, net		$3,524	$3,621

Depreciation expense was as follows:

	Year ended December 31,
	2011	2010	2009
Depreciation expense	$1,579	$1,606	$1,444

7.	Goodwill and Intangible Assets

Changes in the carrying amount of the Company’s goodwill was as follows:

Balance at December 31, 2009	$1,023
B-Ready acquisition (Note 3)	424
M3 acquisition (Note 3)	584

Balance at December 31, 2010	2,031
FundQuest acquisition (Note 3)	20,192

Balance at December 31, 2011	$22,223

Intangible assets consist of the following:

		December 31, 2011			December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
FundQuest customer list	7 years	$11,830	$(167)	$11,663	$-	$-	$-
Oberon customer list	8 years	3,644	(3,189)	455	3,644	(2,733)	911
B-Ready customer list	4 years	209	(102)	107	209	(46)	163
NAM customer list	7 years	4,305	(4,305)	-	4,305	(4,049)	256

Total intangible assets		$19,988	$(7,763)	$12,225	$8,158	$(6,828)	$1,330

Amortization expense was as follows:

	Year ended December 31,
	2011	2010	2009
Amortization expense	$935	$1,117	$1,070

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Future amortization expense of the identifiable intangible assets as of December 31, 2011, is expected to be as follows:

Years ending December 31:
2012	$3,859
2013	2,589
2014	1,928
2015	1,437
2016	1,075
Thereafter	1,337

$12,225

8.       Other Non-Current Assets

Other non-current assets consist of the following:

	At December 31,
	2011	2010
Investment in private company	$1,250	$1,250
Deposits:
Lease	1,313	307
Other	259	181
Other	340	450

	$3,162	$2,188

In April 2008, the Company entered into an agreement to purchase 1,250,000 Preferred A Units of a private company for a total purchase price of $1,250 subject to the private company meeting certain milestone-based events. The Preferred A Units are entitled to a preferred distribution at a cumulative rate of 8% per annum of unreturned capital contributions, as defined in the agreement.

9.       Fair Value Measurements

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

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money-market funds are considered Level 1 assets and totaled approximately $52,383 and $55,173 as of December 31, 2011 and 2010, respectively and are included in cash and cash equivalents in the consolidated balance sheets.

Investments in mutual funds are quoted based on the daily market prices, are considered Level 1 assets and totaled approximately zero and $84 as of December 31, 2011 and 2010, respectively and are included in other non-current assets in the consolidated balance sheets.

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

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from December 31, 2009 to December 31, 2010:

Warrant
Balance at December 31, 2009	$-
Issuance	2,360
Change in fair value	586
Transfer to additional paid in capital	(2,946)

Balance at December 31, 2010	$-

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between the levels of the fair value hierarchy. There were no transfers between Levels 1, 2 and 3 during the year.

10.     Accrued Expenses

Accrued expenses consist of the following:

	At December 31,
	2011	2010
Accrued investment manager fees	$8,451	$6,892
Accrued compensation and related taxes	4,230	4,309
Accrued professional services	481	280
Accrued restructuring charges	290	228
Other accrued expenses	1,467	1,150

	$14,919	$12,859

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Effective March 31, 2010, the Company closed its Los Angeles office in order to more appropriately align and manage the Company’s resources. In the year ended December 31, 2010, the Company recognized pretax restructuring charges of $961 consisting primarily of $451 for accrued lease payments, $414 for relocation and other expenses and $96 for severance charges. In the year ended December 31, 2011, the Company recognized pretax restructuring charges of $53 consisting primarily of relocation and other expenses.

As a result of the EPS acquisition, the Company incurred restructuring charges of $381, primarily severance charges related to the termination of certain EPS and Envestnet employees.

The summary of activity in accrued restructuring charges was as follows:

	Los Angeles Office	EPS Acquisition	Total
Balance at December 31, 2009	$-	$-	$-
Restructuring provision incurred	1,144	-	1,144
Payments	(733)	-	(733)
Adjustments	(183)	-	(183)

Balance at December 31, 2010	228	-	228
Restructuring provision incurred	53	381	434
Payments	(228)	(144)	(372)

Balance at December 31, 2011	$53	$237	$290

11.     Note Payable

In connection with the acquisition of B-Ready (Note 3), the Company assumed a note payable in the amount of $300 that bears simple interest of 8% per annum. A principal payment of $150 plus interest was paid on April 30, 2011, and an additional principal payment of $150 plus interest is due on April 30, 2012. The principal and interest payments may be reduced by a formula as defined in the purchase agreement if the revenue attributable to the B-Ready assets does not meet certain revenue targets as defined in the purchase agreement.

12.     Income Taxes

The components of the income tax provision (benefit) charged to operations are summarized as follows:

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$261	$-	$-
State	459	(16)	176
Foreign	94	76	42

	814	60	218

Deferred:
Federal	2,243	1,207	1,500
State	(60)	266	98
Foreign	(22)	-	-

	2,161	1,473	1,598

Total	$2,975	$1,533	$1,816

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Net deferred tax assets (liabilities) consist of the following:

	$00,00000	$00,00000
	At December 31,
	2011	2010
Current:
Deferred revenue	$30	$88
Prepaid expenses and accruals	162	19

Net current deferred tax assets	192	107

Non-Current:
Deferred rent	$535	$471
Net operating loss and tax credit carry-forwards	9,910	14,836
Loss on investments	2,157	2,145
Amortization and depreciation	(4,516)	(1,813)
Other	2,050	1,454

Net long-term deferred tax assets	10,136	17,093

Net deferred tax assets	10,328	17,200
Less valuation allowance	(3,444)	(3,444)

	$6,884	$13,756

During 2010, the write-off of notes receivable from Fetter Logic (Note 17) was considered a capital loss for tax purposes. In assessing the realizability of this deferred tax asset, management determined that it was more-likely-than-not that all of this asset would not be realized and accordingly recorded an increase to our valuation allowance in the amount of $926. The valuation allowance for net deferred tax assets as of December 31, 2011 and 2010 was $3,444 and $3,444, respectively. The valuation allowance as of December 31, 2011 and 2010 was related to capital losses of $2,157 and Federal and state net operating losses of $1,287 primarily due to Section 382 limitations. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which net operating losses and temporary differences are deductible. Management considers the scheduled reversal of deferred tax assets and liabilities (including the impact of available carry-back and carry-forward periods), projected taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of taxable income and projections for future taxable income over the periods for which the net operating losses are available and deferred tax assets are deductible, management believes that it is more-likely-than-not that it will realize the benefits of the net operating losses and any other deferred tax assets. The amount of the deferred tax asset considered realizable however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

On July 28, 2010, in connection with the closing of the Company’s initial public offering, the Company entered into a merger transaction with the Envestnet Shareholder (Note 13). As a result of the merger, the Company recorded post tax net operating losses of $839 for federal and state income tax purposes.

Upon exercise of stock options, the Company recognizes any difference between GAAP compensation expense and income tax compensation expense as a tax windfall or shortfall. The difference is charged to equity

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

in the case of a windfall. When the exercise results in a windfall and the windfall results in net operating loss (“NOL”), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces the income tax payable. For GAAP purposes, the Company has deferred the recognition of approximately $1,365 in windfall tax benefits associated with its stock-based compensation until a tax cash savings is realized. The benefit will be recorded in stockholder’s equity when utilized on an income tax return to reduce taxes payable, and as such, it will not impact the Company’s effective tax rate.

The expected tax provision calculated at the statutory federal rate differs from the actual provision as follows:

	$00,00000	$00,00000	$00,00000
	Year ended December 31,
	2011	2010	2009
Tax provision, at U.S. Federal statutory tax rate	$3,597	$308	$321

State income tax, net of Federal tax benefit	449	42	42
Effect of permanent items	487	66	51
Effect of accounting method change	(234)	-	-
Effect of return to provision adjustment	(113)
Change in valuation allowance	-	927	1,396
Effect of contract settlement	(1,186)	-	-
Effect of change in rate	-	-	(78)
Uncertain tax positions	(25)	106	42
Foreign income taxes	-	76	42
Other	-	8	-

Income tax provision	$2,975	$1,533	$1,816

At December 31, 2011, the Company had NOL carryforwards for federal income tax purposes of $22,192, which are available to offset future federal taxable income, if any, and expire as follows:

Years ending December 31:
2019	$2,613
2020	-
2021	-
2022	2,121
2023	5,025
2024	7,787
2025	4,188
2026	247
2027	-
2028	-
2029	135
2030	76

$22,192

Of the $22,192 in NOLs listed above, due to Section 382 limitations, approximately $2,131 in NOLs will not be utilized.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

In addition, the Company has alternative minimum tax credit carry-forwards of approximately $985 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

A reconciliation of the beginning and ending amount of unrecognized tax benefit was as follows:

	Year ended December 31,
	2011	2010	2009
Unrecognized tax benefits balance at beginning of year	$612	$475	$407
Additions based on tax positions related to the current year	119	136	103
Additions (deletions) based on tax positions related to the prior periods	(158)	9	15
Reductions for lapses of statute of limitations	-	(8)	(50)

Unrecognized tax benefits balance at end of year	$573	$612	$475

At December 31, 2011, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $445.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2011 and 2010, income tax expense includes $14 and $53, respectively of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $209 and $195 as of December 31, 2011 and 2010, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, a subsidiary of the Company files a tax return in a foreign jurisdiction. The Company’s tax returns for the fiscal years ended March 31, 2009 and 2008 and calendar years ended December 31, 2011, 2010 and 2009 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to state taxing jurisdictions.

13.     Stockholders’ Equity

Preferred Stock

Prior to the closing of the Company’s initial public offering in July of 2010 the Company had the following $0.001 par value convertible preferred stock authorized, issued and outstanding:

	Shares Authorized	Shares Issued and Outstanding	Amount
Series A Convertible Preferred Stock	66,000	65,649	$31,475
Series B Convertible Preferred Stock	10,000	7,130	5,330
Series C Convertible Preferred Stock	5,000	3,864	8,787
Undesignated	119,000	-	-

	200,000	76,643	$45,592

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

On August 3, 2010 the Company amended its certificate of incorporation which increased the amount of authorized preferred stock to 50,000,000 shares and increased the par value to $0.005 per share. There were no shares of preferred stock issued or outstanding as of December 31, 2011 and 2010.

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

In February 2010, in connection with the Agreement, the Company issued to FundQuest a warrant to purchase shares of the Company’s common stock, with an exercise price to be calculated as 120% of the Company’s initial public offering price per share of the Company’s common stock. As a result of the closing of the Company’s initial public offering, the number of shares of common stock issuable to FundQuest under the warrant was determined to be 1,388,888 shares at an exercise price of $10.80 per share and the estimated fair value of the warrant of $2,946 is classified in equity as additional paid-in capital. During 2011, the warrant was sold by FundQuest to a third party. As of December 31, 2011, the warrant with shares totaling 1,388,888 was outstanding.

Common Stock

On June 29, 2010, in connection with the cashless exercise of 179,624 expiring stock options, the Company repurchased 135,827 shares of its common stock from certain of its former employees for an aggregate purchase price of $1,616 to fund the purchase price and tax obligations of such exercises, resulting in a net issuance of 43,797 shares. Included in the above amounts, were 90,000 expiring stock options from a former officer and director of the Company in which the Company repurchased 63,279 shares for an aggregate purchase price of $753, resulting in a net issuance of 26,721 shares to this former officer and director.

On July 28, 2010, the Company completed its initial public offering whereby the Company sold 4,705,500 shares of common stock for a price of $9.00 per share, which resulted in proceeds, before deducting underwriting discounts and commissions and other offering expenses, of approximately $42,350.

Upon closing of the Company’s initial public offering:

•

as approved by the Board of Directors on June 22, 2010, one newly issued share of the Company’s stock was exchanged for every five outstanding shares of stock, effective immediately prior to the effectiveness of the Company’s registration statement on July 28, 2010. All share amounts and per

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

share information referenced throughout the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split;

•

all of the Company’s outstanding Series A, Series B and Series C convertible preferred stock converted into an aggregate 13,002,034 shares of common stock. In addition, the holders of Series C were paid cumulative preferred dividends totaling approximately $1,346;

•

the Envestnet Shareholder merged with and into the Company, with the Company being the surviving entity. Pursuant to the merger, all of the shareholders of the Envestnet Shareholder exchanged their Envestnet Shareholder common shares and preferred shares for 5,160,000 shares of the Company’s common stock; and

•	each share of the Company’s common and Series A convertible preferred stock held by the Envestnet Shareholder was automatically converted into treasury stock of the Company.

On August 3, 2010, the Company amended its certificate of incorporation which increased the amount of authorized common stock to 500,000,000 shares and increased the par value to $0.005 per share.

On August 31, 2010, the underwriters exercised their overallotment option to purchase an additional 705,825 shares of common stock for a price of $9.00 per share, which resulted in proceeds, before deducting underwriting discounts and commissions, of approximately $6,352.

14.     Stock-Based Compensation

Stock Options

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

On February 3, 2010, the Board of Directors approved an increase to the number of shares of the Company’s common stock available for issuance under the 2004 Plan by 1,875,230 shares.

On June 22, 2010, the Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 Plan”), effective upon the closing of the Company’s initial public offering. The 2010 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2010 Plan) and cash incentive awards to employees, consultants, and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. The maximum number of shares of common stock that may be delivered under the 2010 Plan is equal to the sum of 2,700,000 plus the number of shares of common stock that are subject to outstanding awards under the 2004 Plan which are forfeited, expire or are cancelled after the effective date of the Company’s initial public offering. Stock options and stock appreciation rights are granted with an exercise price

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

no less than the fair-market-value price of the common stock at the date of the grant. As of December 31, 2011, the maximum number of options available for future issuance under the 2010 Plan is 2,363,908.

Employee stock-based compensation expense was as follows:

	Year ended December 31,
	2011	2010	2009
Employee stock-based compensation expense	$3,062	$1,731	$780
Tax effect on employee stock-based compensation expense	(1,159)	(655)	(295)

Net effect on income	$1,903	$1,076	$485

The following weighted average assumptions were used to value options granted during the periods indicated:

	Year ended December 31,
	2011	2010	2009
Grant date fair value of options	$5.14	$3.71	$3.03
Volatility	39.4%	37.5%	39.0%
Risk-free interest rate	1.1% - 2.5%	2.2% - 2.8%	2.0% - 2.8%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.0	6.2	6.0

The following table summarizes option activity under the 2004 Plan and 2010 Plan:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	3,037,950	$6.65
Granted	263,962	7.35
Exercised	(3,000)	1.10
Forfeited	(13,333)	6.05

Outstanding as of December 31, 2009	3,285,579	6.70	7.0	$15,752
Granted	2,049,461	9.18
Exercised	(296,188)	6.50
Forfeited	(40,515)	7.81

Outstanding as of December 31, 2010	4,998,337	7.64	7.5	47,083
Granted	486,833	12.37
Exercised	(447,528)	6.14
Forfeited	(173,924)	9.36

Outstanding as of December 31, 2011	4,863,718	8.19	6.8	18,704

Options exercisable	2,988,271	7.14	5.7	14,452

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2011, 2010 and 2009 of $11.96, $17.06 and $11.50 respectively, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date.

Exercise prices of stock options outstanding as of December 31, 2011 range from $1.10 to $13.45.

Other information was as follows:

	Year ended December 31,
	2011	2010	2009
Total intrinsic value of options exercised	3,082	1,511	26
Cash received from exercises of stock options	2,747	1,925	3

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

Prior to our initial public offering on July 28, 2010, the Board of Directors determined the exercise price was the fair market value on the respective grant dates. Historically, determining the fair value of our common stock required making subjective judgments. The valuation of the Company’s common stock considered a market approach and an income approach, incorporating the Company’s historical and expected financial performance, relevant market, industry and economic trends, recent capital transactions, involving either the Company or comparable companies, and comparable public company valuations. The resulting calculation assigns a value for 100% of our Company’s equity on a marketable equivalent, non-controlling interest basis.

After the value of the Company had been determined, the Company allocated the value to each class of its shares, including common stock. The value allocation methodology applies the principles set forth in the AICPA Practice Aid—Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”). The Practice Aid defines appropriate methods to allocate enterprise value to common shares when multiple share classes exist. Based on various factors, including the stage of a company’s life and the timing and likelihood of various liquidity events, one method of allocation may be more appropriate than the others. The Company used the option pricing method, as defined in the Practice Aid, which treats each class of equity as having a “call option” on the enterprise value. The option pricing method considers the economic preferences and other rights attributable to each share class, resulting in a price for each of the share classes, including common stock. The valuations of common stock also reflected a discount for lack of marketability, adjusted over time to reflect the expected likelihood and timing of a liquidity event subsequent to each valuation date. No other discounts were applied in determining the value of the Company’s common stock. There was inherent uncertainty in the estimates used in the valuations. If different discount rates, assumptions or weightings had been used, the valuations would have been different. From January 1, 2009 through July 27, 2010, the Company

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

performed contemporaneous valuations to determine the fair value of the Company’s common stock at the following dates:

Grant Date	Fair Market Value
February 16, 2009 - April 8, 2009	$7.85
May 15, 2009 - July 6, 2009	7.15
November 16, 2009	11.50
February 22, 2010	13.45

Since our initial public offering on July 28, 2010, the Company has not performed internal valuations or obtained independent valuations in order to determine the Company’s stock price to reference when determining the fair value of our common stock in connection with the granting of stock options.

Restricted Stock Awards

The Company grants restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for unvested restricted stock awards during the year ended December 31, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2010	-	$-
Granted	77,224	12.23
Vested	-	-
Forfeited	(3,404)	12.55

Balance at December 31, 2011	73,820	$12.21

At December 31, 2011, there was $6.4 million of unrecognized compensation cost related to unvested stock options and restricted stock awards which the Company expects to recognize over a weighted-average period of 2.4 years.

15.	Earnings per Share

Net income per common share reflects the application of the two class method for the years ended December 31, 2010 and 2009. Under the two class method, net income is allocated between common stock and other participating securities based on their respective participating rights. All classes of convertible preferred stock would participate pro rata in dividends and therefore are considered participating securities. Therefore, the two class method of calculating net income per common share has been applied. Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive. For the years ended December 31, 2010 and 2009, convertible preferred securities are excluded from the computation of diluted net income per share as their inclusion on an as if converted basis would have been anti-dilutive. For the year ended December 31, 2010 and 2009, the convertible preferred securities are considered anti-dilutive as a result of such securities not having the contractual obligation to participate in losses of the

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Company. For the calculation of diluted net income per common share, the basic weighted average number of shares is increased by the dilutive effective of stock options and warrants using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share:

	Year ended December 31,
	2011	2010	2009
Basic income per share calculation:
Net income (loss)	$7,605	$(626)	$(872)
Less: Preferred stock dividends	-	(422)	(720)
Less: Net income allocated to participating preferred stock	-	-	-

Net income (loss) attributable to common stockholders	$7,605	$(1,048)	$(1,592)

Basic number of weighted-average shares outstanding	31,643,390	20,805,911	12,910,998

Basic net income (loss) per share attributable to common stockholders	$0.24	$(0.05)	$(0.12)

Diluted income (loss) per share calculation:
Net income (loss) attributable to common stockholders	$7,605	$(1,048)	$(1,592)
Plus: Preferred stock dividends	-	-	-
Plus: Net income allocated to participating preferred stock	-	-	-

Net income (loss) attributable to common stockholders	$7,605	$(1,048)	$(1,592)

Basic number of weighted-average shares outstanding	31,643,390	20,805,911	12,910,998
Effect of dilutive shares:
Options to purchase common stock	974,192	-	-
Restricted stock	34,757	-	-
Common warrants	211,495	-	-

Diluted number of weighted-average shares outstanding	32,863,834	20,805,911	12,910,998

Diluted net income (loss) per share attributable to common stockholders	$0.23	$(0.05)	$(0.12)

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share was as follows:

	Year ended December 31,
	2011	2010	2009
Options to purchase common stock	121,000	4,998,337	3,285,579
Common warrants	-	1,388,888	453,948
Convertible preferred securities	-	-	12,702,634

Total	121,000	6,387,225	16,442,161

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

16.	Insurance Recovery

On April 26, 2011, the Company and its directors’ and officers’ liability insurance carrier entered into an agreement under which the insurance carrier agreed to pay the Company $1,100 to reimburse the Company for defense fees and expenses incurred by the Company in 2010 related to certain litigation (Note 17). This amount was received in 2011 and is included in other income in the consolidated statements of operations.

17.	Commitments and Contingencies

Leases

The Company rents office space under leases that expire at various dates through 2023. Future annual minimum lease commitments under these operating leases were as follows:

Years ending December 31:
2012	$3,398
2013	3,701
2014	4,414
2015	4,510
2016	4,706
Thereafter	21,268

$41,997

Rent expense for all operating leases for the years ended December 31, totaled:

	Year ended December 31,
	2011	2010	2009
Rent expense	$2,930	$2,469	$2,465

Litigation

On November 23, 2009, the Company sued Fetter Logic, Inc. (“Fetter Logic”), a private company, and its chief executive officer seeking, among other things, unspecified damages for breaches of the investment agreement and operating agreement that the Company had entered into with Fetter Logic in December 2008 and a declaratory judgment that the Company owns certain rights in certain intellectual property. Fetter Logic asserted claims against the Company in a separate suit and in a counterclaim filed on November 30, 2009, for breaches of the investment agreement and operating agreement, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, copyright infringement, misappropriation of trade secrets, an accounting, unjust enrichment and a declaratory judgment that Fetter Logic owns all rights in the contested intellectual property. Fetter Logic sought declaratory and injunctive relief, as well as unspecified compensatory and punitive damages. Both cases arose out of (1) an investment agreement, pursuant to which the Company purchased shares in Fetter Logic for approximately $5,700, and (2) an operating agreement, under which the parties agreed to integrate their respective software applications and develop and sell joint product offerings. Fetter Logic alleged that the Company did not comply with the terms of the operating agreement to develop joint product offerings, but instead misappropriated Fetter Logic’s intellectual property to develop products for its own benefit.

In 2009, the Company reviewed its original investment in Fetter Logic to determine impairment and in conjunction with this review the Company estimated the fair value to be zero and accordingly recognized an

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

impairment loss of $3,250 for the year ended December 31, 2009. This amount is included in impairment of investments in the consolidated statements of operations.

On July 8, 2010, the Company and Fetter Logic agreed to dismiss their respective lawsuits. As a result, the Company wrote off fees receivable, notes receivable and allowance for doubtful accounts totaling $2,283 in the year ended December 31, 2010. This amount is included in general and administration expenses in the consolidated statements of operations.

In connection with this settlement, none of the parties was required to make any payments to any other party, the Company relinquished its ownership interest in Fetter Logic, as well as operating receivables for services the Company provided during the term of the operating agreement and its rights under a promissory note issued to the Company in December 2009 in connection with its redemption of a portion of its ownership interest in Fetter Logic. In addition, the Company has the right to use any intellectual property developed or obtained by the Company in connection with the operating agreement. For the years ended December 31, 2010 and 2009, the Company incurred legal fees of $1,933 and $601, respectively related to this matter.

The Company is also involved in other litigation arising in the ordinary course of its business. The Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its results of operations, financial condition, cash flows or business.

18.	Major Customers

Two customers accounted for the following percentage of the Company’s fees receivable:

	December 31,
	2011	2010
Fidelity	34%	34%
FundQuest	-	26%

One customer accounted for the following percentage of the Company’s revenues:

	December 31,
	2011	2010	2009
Fidelity	28%	31%	31%

19.	Benefit Plan

The Company sponsors a profit sharing and savings plan under Section 401(k) or the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year ended December 31,
	2011	2010	2009
Voluntary employer matching contributions	$474	$427	$345

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

20.	Net Capital Requirements

PBS is a broker-dealer subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital (“net capital ratio”), both as defined, shall not exceed 15 to 1. SEC Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2011, the Company had net capital of $882, which was $782 in excess of its required net capital of $100. At December 31, 2011, the Company’s net capital ratio was .07 to 1.

Additionally, PBS is subject to net capital requirements of certain self-regulatory organizations and at December 31, 2011, PBS was in compliance with such requirements.

21.	Subsequent Events

Prima Capital Holding, Inc. Agreement

On February 9, 2012, the Company entered into a stock purchase agreement with the shareholders of Prima Capital Holding, Inc. (“Prima”) to acquire all of the outstanding shares of Prima for cash consideration of approximately $13,750, subject to certain post-closing adjustments. Prima provides investment management due diligence, research applications, asset allocation modeling and multi-manager portfolios to the wealth management and retirement industries. Prima’s clientele includes seven of the top 20 banks in the U.S. as measured by total assets, independent RIAs, regional broker-dealers, family offices and trust companies. The Company anticipates closing this transaction in the first half of 2012.

Tamarac, Inc. Agreement

On February 16, 2012, the Company entered into a merger agreement with Tamarac, Inc. (“Tamarac”). A newly formed subsidiary of Envestnet will merge with and into Tamarac, and Tamarac will become a wholly owned subsidiary of Envestnet. Under the terms of the Agreement, total cash consideration will be approximately $54,000 for all of the outstanding stock of Tamarac, subject to certain post-closing adjustments. The Company has also agreed to establish a management incentive plan funded by $7,000 of shares of common stock for the benefit of certain employees of Tamarac. Such shares will be distributed at pre-established intervals, but in no event later than May 15, 2015, based upon Tamarac meeting certain financial targets and will be subject to additional vesting requirements. Tamarac is a provider of sophisticated portfolio management technology that enables RIA’s to efficiently deliver customized individual account management to their clients. The Company anticipates closing this transaction in the first half of 2012.

Envestnet, Inc.

Notes to Audited Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

22.	Quarterly Financial Data (Unaudited)

Quarterly results for the years ended December 31, 2011 and 2010 were as follows:

	2011
	First	Second	Third	Fourth
Total revenues	$29,262	$31,334	$32,040	$30,542
Income from operations	2,554	3,151	3,226	2,445
Net income	1,404	2,447	1,925	1,829
Net income attributable to common stockholders	1,404	2,447	1,925	1,829
Net income per share attributable to common stockholders
Basic	0.04	0.08	0.06	0.06
Diluted	0.04	0.07	0.06	0.06

	2010
	First	Second	Third	Fourth
Total revenues	$21,632	$24,247	$24,570	$27,603
Income (loss) from operations (1) (2)	(2,670)	789	1,247	1,944
Net income (loss)	(2,511)	393	625	867
Net income (loss) attributable to common stockholders	(2,689)	107	485	867
Net income (loss) per share attributable to common stockholders
Basic	(0.21)	0.01	0.02	0.03
Diluted	(0.21)	0.01	0.02	0.03

Notes:

(1)	Included in income (loss) from operations for the first quarter, second quarter and third quarter of 2010 is $724, $1,124 and $85, respectively, of legal expenses related to the Fetter Logic litigation. See Note 17.

(2)	Included in income (loss) from operations for the first quarter of 2010 is $2,668, respectively, of bad debt expense related to the write-off of receivables from Fetter Logic.

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

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011, the end of the Company’s most recent fiscal year. Management has excluded Envestnet Portfolio Solutions, Inc., formerly known as FundQuest Incorporated, from its assessment of internal control over financial reporting as of December 31, 2011, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2011. Envestnet Portfolio Solutions, Inc. is a wholly owned subsidiary whose total assets and net income represent approximately 26% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

McGladrey & Pullen LLP, an independent registered public accounting firm, conducted an audit of Envestnet’s internal control over financial reporting as of December 31, 2011, as stated in their report included below.

Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and affected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Envestnet, Inc.

We have audited Envestnet, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Envestnet Portfolio Solutions, Inc., formerly known as FundQuest Incorporated, from its assessment of internal control over financial reporting as of December 31, 2011, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2011. We have also excluded Envestnet Portfolio Solutions, Inc. from our audit of internal control over financial reporting. Envestnet Portfolio Solutions, Inc. is a wholly owned subsidiary whose total assets and net income represent approximately 26% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 9, 2012 expressed an unqualified opinion.

Chicago, Illinois

March 9, 2012

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors”,” “Board Meetings and Committees — Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held May 17, 2012, and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees — Director Compensation,” “Board Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Compensation Discussion and Analysis,” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2012, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Envestnet, Inc. Stock,” and in our Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2012, and is incorporated herein by reference. For a description of securities authorized under our equity compensation plans, see note 14 to the notes to the consolidated financial statements in Part II, Item 8.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees — Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held May 17, 2012, is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders — Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders — Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2012, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Page Number in Form 10-K
(a)(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	61
Consolidated Balance Sheets as of December 31, 2011 and 2010	62
Consolidated Statements of Operations for each of the years ended December 31, 2011, 2010, and 2009	63
Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2011, 2010 and 2009	64
Consolidated Statements of Cash Flows for each of the years ended December 31, 2011, 2010 and 2009	65
Notes to Consolidated Financial Statements	66

(a)(2) Evaluation and Qualifying Accounts
Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Envestnet, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
3.2	Amended and Restated Bylaws of Envestnet, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
4.1	Registration Rights Agreement dated as of March 22, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.2	First Amendment to Registration Rights Agreement dated as of August 30, 2004 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.3	Second Amendment to Registration Rights Agreement effective as of March 24, 2005 (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.4	Joinder Agreements to Registration Rights Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
10.1	Technology and Services Agreement dated as of March 31, 2008, between Registrant and FMR LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.2	First Amendment to Technology and Services Agreement dated June 26, 2008 (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.3	Second Amendment to Technology and Services Agreement dated May 5, 2009 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.4	Third Amendment to Technology and Services Agreement dated November 16, 2009 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.5	Services Agreement dated December 28, 2005 between Registrant and Fidelity Brokerage Services LLC (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.6	Services Agreement effective March 24, 2005 between Registrant and National Financial Services LLC (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.7	Services Agreement Amendment dated effective March 2008 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.8	Platform Services Agreement dated February 8, 2010 between Registrant and FundQuest Incorporated (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
10.9	Addendum to the Platform Services Agreement effective April 30, 2010 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.10	2010 Long-Term Incentive Plan (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).*
10.11	2004 Stock Incentive Plan (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).*
10.12	Form of Equity Award, filed as Exhibit 10.12 to the Company’s 2010 Form 10-K, (filed with the SEC on March 18, 2011 and incorporated by reference herein).
10.13	Fourth Amendment to Technology Services Agreement, dated as of December 31, 2011, between Envestnet, Inc. and FMR LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 6, 2012 and incorporated by reference herein.).
10.14	Amendment to Services Agreement effective December 31, 2011, between Envestnet Asset Management, Inc. and Fidelity (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 6, 2012 and incorporated by reference herein.).
10.15	Third Amendment to Services Agreement effective December 31, 2011, between Envestnet Asset Management, Inc. and National Financial Services LLC. (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 6, 2012 and incorporated by reference herein.).
10.16	Stock Purchase Agreement by and among The Sellers of Prima Capital Holding, Inc. Named Herein and Envestnet, Inc. dated as of February 9, 2012, filed herewith.
10.17	Merger Agreement by and among Tamarac Inc., Envestnet, Inc. and Titan Merger Corp and KLJ Consulting, LLC (as the Shareholder’s Representative) dated as of February 16, 2012 (filed herewith).**
21.1	Subsidiaries of the Company, filed herewith.

Exhibit No.		Description
23.1		Consent of current Independent Registered Public Accounting Firm, filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document ***
101.SCH		XBRL Taxonomy Extension Schema Document ***
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document ***
101.LAB		XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document ***
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document ***

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

*	Management contract or compensation plan.

**	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) the Consolidated Statements of Operations for the year ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (v) Notes to the Consolidated Financial Statements tagged as blocks of text.

The XBRL information in this Annual Report on Form 10-K, Exhibit 101, is not deemed “filed” for purposed of Section 11 or 12 of the Securities Act of 1933, as amended (the Securities Act), or Section 18 of the Securities Act of 1934, as amended (the Exchange Act), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act of the Exchange Act, except as is expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: March 9, 2012	/s/ JUDSON BERGMAN
Judson Bergman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2012	/s/ PETER D’ARRIGO
Peter D’Arrigo
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 9, 2012.

Name	Position

/S/ JUDSON BERGMAN Judson Bergman	Chairman and Chief Executive Officer; Director (Principal Executive Officer)

/S/ PETER D’ARRIGO Peter D’Arrigo	Chief Financial Officer (Principal Financial Officer)

/S/ DALE SEIER Dale Seier	Senior Vice President, Finance (Principal Accounting Officer)

/S/ ROSS CHAPIN Ross Chapin	Director

/S/ GATES HAWN Gates Hawn	Director

/S/ JAMES JOHNSON James Johnson	Director

/S/ PAUL KOONTZ Paul Koontz	Director

/S/ CHARLES ROAME Charles Roame	Director

/S/ YVES SISTERON Yves Sisteron	Director