Form 10-Q
period 2012-03-31
ENVESTNET, INC.
filed 2012-05-09
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, 32,223,785 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$70,636	$64,909
Fees receivable	8,610	9,644
Deferred tax assets, net	146	192
Prepaid expenses and other current assets	3,137	4,040

Total current assets	82,529	78,785

Property and equipment, net	10,667	11,091
Internally developed software, net	3,487	3,524
Intangible assets, net	11,246	12,225
Goodwill	21,334	22,223
Deferred tax assets, net	6,726	6,692
Other non-current assets	3,165	3,162

Total assets	$139,154	$137,702

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$13,186	$14,919
Accounts payable	2,266	1,974
Note payable	174	171
Deferred revenue	530	79

Total current liabilities	16,156	17,143

Deferred rent liability	1,492	1,414
Lease incentive liability	2,844	2,933
Other non-current liabilities	618	573

Total liabilities	21,110	22,063

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.005, 500,000,000 shares authorized as of March 31, 2012 and December 31, 2011 respectively; 43,662,090 and 43,515,899 shares issued as of March 31, 2012 and December 31, 2011, respectively; 31,950,815 and 31,810,726 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	218	218
Treasury stock at cost, 11,711,275 and 11,705,173 shares as of March 31, 2012 and December 31, 2011, respectively	(10,499)	(10,421)
Additional paid-in capital	165,327	163,584
Accumulated deficit	(37,002)	(37,742)

Total stockholders’ equity	118,044	115,639

Total liabilities and stockholders’ equity	$139,154	$137,702

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Assets under management or administration	$28,263	$23,271
Licensing and professional services	4,379	5,991

Total revenues	32,642	29,262

Operating expenses:
Cost of revenues	11,526	10,128
Compensation and benefits	10,685	10,146
General and administration	6,773	4,876
Depreciation and amortization	2,399	1,548
Restructuring charges	27	10

Total operating expenses	31,410	26,708

Income from operations	1,232	2,554

Other income (expense):
Interest income	9	26
Interest expense	(3)	(211)
Gain on investments	—	3

Total other income (expense)	6	(182)

Income before income tax provision	1,238	2,372

Income tax provision	498	968

Net income	740	1,404

Net income per share:
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

Weighted average common shares outstanding:
Basic	31,857,598	31,433,964

Diluted	32,901,969	32,872,600

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Additional		Total
	Shares	Amount	Common Shares	Amount	Paid-in Capital	Accumulated deficit	Stockholders’ Equity
Balance, December 31, 2011	43,515,899	$218	(11,705,173)	$(10,421)	$163,584	$(37,742)	$115,639
Exercise of stock options	124,956	—	—	—	948	—	948
Issuance of common stock - vesting of restricted stock	21,235	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	795	—	795
Purchase of treasury stock (at cost)	—	—	(6,102)	(78)	—	—	(78)
Net income	—	—	—	—	—	740	740

Balance, March 31, 2012	43,662,090	$218	(11,711,275)	$(10,499)	$165,327	$(37,002)	$118,044

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$740	$1,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,399	1,548
Amortization of customer inducements	—	1,206
Deferred rent and lease incentive	(11)	(69)
Gain on investments	—	(3)
Deferred income taxes	12	775
Stock-based compensation	795	816
Interest expense	3	211
Changes in operating assets and liabilities:
Fees receivable	1,034	567
Prepaid expenses and other current assets	903	(480)
Accrued expenses	(1,733)	(1,212)
Accounts payable	292	349
Deferred revenue	451	(164)
Other non-current liabilities	45	60

Net cash provided by operating activities	4,930	5,008

INVESTING ACTIVITIES:
Purchase of property and equipment	(613)	(1,419)
Capitalization of internally developed software	(346)	(435)
Proceeds from investments	(3)	15
Goodwill adjustment	889	—

Net cash used in investing activities	(73)	(1,839)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	948	1,072
Purchase of treasury stock	(78)	(94)

Net cash provided by financing activities	870	978

INCREASE IN CASH AND CASH EQUIVALENTS	5,727	4,147

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,909	67,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,636	$71,815

Supplemental disclosure of cash flow information - cash paid during the period for:
Income taxes	$341	$109

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.	Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provides open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via the Envestnet AdvisorSuite® and Envestnet | PMC®, the Company’s investment consulting group.

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

Envestnet operates six registered investment advisor subsidiaries (“RIAs”) and a registered broker-dealer. The RIAs are registered with the Securities and Exchange Commission (“SEC”). The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority (“FINRA”).

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2012 and the results of operations, stockholders’ equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements for the year ended December 31, 2011 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of operations for the three months ended March 31, 2012 is not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these unaudited condensed consolidated financial statements are in thousands, except share and per share amounts.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2011.

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in these unaudited condensed consolidated financial statements include estimating uncollectible receivables, costs capitalized for internally developed software, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of stock and stock options issued, realization of deferred tax assets and valuation and other assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from those estimates under different assumptions or conditions.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance that amends ASC Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and it eliminates the option to present components of other comprehensive income as a part of the statement of changes in stockholders’ equity. In addition, this guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; however, early adoption is permitted. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued authoritative guidance regarding the testing of goodwill for impairment. This guidance allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to its carrying amount including goodwill, must be followed. If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required. A company may choose to use the qualitative assessment on none, some, or all of its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

3.	Business Acquisitions

FundQuest Acquisition

On December 13, 2011, the Company acquired all of the outstanding shares of FundQuest Incorporated (“FundQuest”), a subsidiary of BNP Paribas Investment Partners USA Holdings, Inc. for total consideration of approximately $27,796. FundQuest was renamed Envestnet Portfolio Solutions, Inc. (“EPS”) subsequent to the acquisition. EPS provides managed account programs, overlay portfolio management, mutual funds, institutional asset management and investment consulting to registered investment advisors, independent advisors, broker-dealers, banks and trust organizations. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill recognized is not-deductible for income tax purposes.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

During the three months ended March 31, 2012, the Company finalized the estimated working capital adjustment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of December 13, 2011 as initially reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011:

	December 13, 2011	Consideration	December 13, 2011
	(As initially reported)	Adjustments	(As adjusted)
Accounts receivable	$2,603	$—	$2,603
Prepaid expenses and other current assets	46	—	46
Property and equipment	442	—	442
Intangible assets	11,830	—	11,830
Goodwill	20,192	(889)	19,303
Accounts payable and accrued liabilities	(1,364)	—	(1,364)
Deferred income taxes	(4,710)	—	(4,710)
Deferred revenue	(354)	—	(354)

Total assets acquired	$28,685	$(889)	$27,796

The initially reported estimated fair values of assets acquired and liabilities assumed were based on the information that was available at the time the Company filed its annual report on Form 10-K for the year ended December 31, 2011. As of May 9, 2012, management of the Company believes all relevant information is now available to finalize the estimates.

Pro forma results for Envestnet, Inc. giving effect to the FundQuest acquisition

The following unaudited pro forma financial information presents the combined results of operations of Envestnet and FundQuest. For the three months ended March 31, 2011, the unaudited pro forma financial information presents the results of the FundQuest acquisition as if the acquisition had occurred as of the beginning of 2011.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

Three Months ended
March 31,
2011
Revenue	$32,481
Net income	1,955
Net income per share:
Basic	0.06
Diluted	0.06

Prima Capital Holding, Inc. Agreement

On April 5, 2012, the Company completed the acquisition of Prima Capital Holding, Inc. (“Prima”) (Note 16). In accordance with the stock purchase agreement, the Company acquired all of the outstanding shares of Prima for cash consideration of approximately $13,750, subject to certain post-closing adjustments of which the Company is still in the process of completing. Prima provides investment management due diligence, research applications, asset allocation modeling and multi-manager portfolios to the wealth management and retirement industries. Prima’s clientele includes seven of the top 20 banks in the U.S. as measured by total assets, independent RIAs, regional broker-dealers, family offices and trust companies.

The Company currently is in the initial phase of gathering financial information and has not completed the estimated fair values of the assets acquired and liabilities assumed. At this time, the unaudited pro forma financial information is not presented for the three months ended March 31, 2012 or 2011, as Prima’s financial statements for these periods do not contain all adjustments which are necessary to present fairly Prima’s results of operations and information for pro forma adjustments related to the acquisition is not available.

Tamarac, Inc. Agreement

On May 1, 2012, the Company completed the acquisition of Tamarac, Inc. (“Tamarac”) (Note 16). In accordance with the merger agreement, a newly formed subsidiary of Envestnet merged with and into Tamarac, and Tamarac became a wholly owned subsidiary of Envestnet. Under the terms of the merger agreement, total cash consideration was approximately $54,000 for all of the outstanding stock of Tamarac, subject to certain post-closing adjustments of which the Company is still in the process of completing. The Company has established a management incentive plan funded by $7,000 of common stock for the benefit of certain employees of Tamarac. Such shares vest at pre-established intervals, but in no event later than May 15, 2015, based upon Tamarac meeting certain financial targets. Tamarac is a provider of sophisticated portfolio management technology that enables RIA’s to efficiently deliver customized individual account management to their clients.

The Company currently is in the initial phase of gathering financial information and has not completed the estimated fair values of the assets acquired and liabilities assumed. At this time, the unaudited pro forma financial information is not presented for the three months ended March 31, 2012 or 2011, as Tamarac’s financial statements for these periods do not contain all adjustments which are necessary to present fairly Tamarac’s results of operations and information for pro forma adjustments related to the acquisition is not available.

For the three months ended March 31, 2012, acquisition related costs for Tamarac and Prima, totaled $617 and are included in general and administration expenses. The Company will incur additional Tamarac and Prima related acquisition costs during the second quarter of 2012.

4.	Customer Inducements

Prior to acquiring FundQuest, the Company provided FundQuest and its clients with the Company’s platform technology and support services, replacing FundQuest’s technology platform (“Platform Services Agreement”). The Company earned fees based upon a contractual percentage of assets under administration. As a result of the acquisition of FundQuest on December 13, 2011 (Note 3), the Platform Services Agreement was terminated, and all of the assets and liabilities associated with the Platform Services Agreement were eliminated.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

In connection with the Platform Services Agreement, the Company was required to make various payments to FundQuest during the contract term as defined in the Platform Services Agreement. These payments included an up-front payment upon completion of the conversion of FundQuest’s clients’ assets to the Company’s technology platform, five annual payments and a payment after the fifth year of the Platform Services Agreement calculated based on the average annual revenues the Company was to receive from FundQuest during the first five years of the contract term. As of December 31, 2010, the estimate of the present value of these payments was approximately $30,400. The Company also issued to FundQuest a warrant to purchase 1,388,888 shares of its common stock, with an exercise price of $10.80 for an estimated fair value of $2,946 as of December 31, 2010. The present value of all payments and the fair value of the warrant was accounted for as customer inducement costs and were amortized as a reduction to the Company’s revenues from assets under management or administration on a straight-line basis over the contract term of seven years.

Amortization and imputed interest expense was as follows:

	Three Months Ended
	March 31,
	2012	2011
Amortization expense	$—	$1,206
Imputed interest expense	—	205

5.	Property and Equipment

Property and equipment consist of the following:

		March 31,	December 31,
	Estimated Useful Life	2012	2011
Cost:
Office furniture and fixtures	5-7 years	$2,860	$2,713
Computer equipment and software	3 years	19,362	18,942
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	5,877	5,833

		28,697	28,086
Less accumulated depreciation and amortization		(18,030)	(16,995)

Property and equipment, net		$10,667	$11,091

Depreciation and amortization expense for property and equipment was as follows:

	Three Months Ended
	March 31,
	2012	2011
Depreciation and amortization expense	$1,037	$864

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

6.	Internally Developed Software

Internally developed software consists of the following:

		March 31,	December 31,
	Estimated Useful Life	2012	2011
Internally developed software	5 years	$11,228	$10,882
Less accumulated depreciation		(7,741)	(7,358)

Internally developed software, net		$3,487	$3,524

Depreciation expense for internally developed software was as follows:

	Three Months Ended
	March 31,
	2012	2011
Depreciation expense	$383	$402

7.	Intangible Assets

Intangible assets consist of the following:

		March 31, 2012			December 31, 2011
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
FundQuest customer list	7 years	$11,830	$(1,020)	10,810	$11,830	$(167)	$11,663
Oberon customer list	8 years	3,644	(3,302)	342	3,644	(3,189)	455
B-Ready customer list	4 years	209	(115)	94	209	(102)	107

Total intangible assets		$15,683	$(4,437)	$11,246	$15,683	$(3,458)	$12,225

Amortization expense for intangible assets was as follows:

	Three Months Ended
	March 31,
	2012	2011
Amortization expense	$979	$282

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

8.	Other Non-Current Assets

Other non-current assets consist of the following:

	March 31,	December 31,
	2012	2011
Investment in private company	$1,250	$1,250
Deposits
Lease	1,538	1,538
Other	266	259
Other	111	115

Total other non-current assets	$3,165	$3,162

9.	Fair Value Measurements

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money market funds are considered Level 1 assets, totaled approximately $55,910 and $52,383 as of March 31, 2012 and December 31, 2011, respectively and are included in cash and cash equivalents in the unaudited condensed consolidated balance sheet.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

10.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2012	2011
Accrued investment manager fees	$9,203	$8,451
Accrued compensation and related taxes	2,267	4,230
Accrued professional services	625	481
Accrued restructuring charges	19	290
Other accrued expenses	1,072	1,467

Total accrued expenses	$13,186	$14,919

As a result of the EPS acquisition on December 31, 2011, the Company incurred restructuring charges, primarily severance charges related to the termination of certain EPS employees in the three months ended March 31, 2012.

In the three months ended March 31, 2012 and 2011, the Company recognized pretax restructuring charges of $27 and $10.

The summary of activity in accrued restructuring charges was as follows:

	EPS
	Acquisition	Other	Total
Balance at December 31, 2011	$237	$53	$290
Restructuring provision incurred	27	—	27
Payments	(255)	(43)	(298)

Balance at March 31, 2012	$9	$10	$19

11.	Income Taxes

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table includes tax expense and the effective tax rate for the Company’s income from operations:

	Three Months Ended
	March 31,
	2012	2011
Income before income taxes	$1,238	$2,372
Income tax provision	498	968
Effective tax rate	40.2%	40.8%

Upon exercise of stock options, the Company recognizes any difference between U.S. GAAP compensation expense and income tax compensation expense as a tax windfall or shortfall. The difference is charged to equity in the case of a windfall. When the exercise results in a windfall and the windfall results in a net operating loss (“NOL”), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces the income tax payable. For U.S. GAAP purposes, the Company has deferred the recognition of approximately $1,381 in windfall tax benefits associated with its stock-based compensation until a cash tax savings is realized. The benefit will be recorded in stockholders’ equity when utilized on an income tax return to reduce taxes payable, and as such, it will not impact the Company’s effective tax rate.

The total amount of the gross liability for unrecognized tax benefits reported in other non-current liabilities was $618 and $573 at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $472.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $209 as of both March 31, 2012 and December 31, 2011.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, a subsidiary of the Company files a tax return in a foreign jurisdiction. The Company’s tax returns for the calendar years ended December 31, 2011, 2010 and 2009, and fiscal year ended March 31, 2009 remain open to examination by the Internal Revenue Service in their entirety. They also remain open with respect to state taxing jurisdictions.

12.	Stock-Based Compensation

Stock Options

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2010 Long-Term Incentive Plan (the “2010 Plan”). As of March 31, 2012, the maximum number of shares available for future issuance under the 2010 Plan is 2,062,041.

Employee stock-based compensation expense was as follows:

	Three Months Ended
	March 31,
	2012	2011
Employee stock-based compensation expense	$795	$816
Tax effect on employee stock-based compensation expense	(320)	(309)

Net effect on income	$475	$507

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Grant date fair value of options	$4.92	$5.26
Volatility	39.7%	39.3%
Risk-free interest rate	1.1%	2.5%
Dividend yield	0.0%	0.0%
Expected term (in years)	6.0	6.0

The following table summarizes option activity under the 2004 Plan and 2010 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	4,863,718	$8.19
Granted	149,652	12.45
Exercised	(124,956)	7.59
Forfeited	(2,000)	9.70

Outstanding as of March 31, 2012	4,886,414	8.34	6.7	$20,544

Options exercisable	3,008,274	7.39	5.6	15,486

Exercise prices of stock options outstanding as of March 31, 2012 range from $0.11 to $13.45.

Restricted Stock

Periodically, the Company grants restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for unvested restricted stock awards during the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2011	73,820	$12.26
Granted	155,383	12.44
Vested	(21,235)	12.55
Expired/cancelled	(1,064)	12.45
Forfeited	(104)	12.55

Balance at March 31, 2012	206,800	$12.36

At March 31, 2012, there was $8,050 of unrecognized compensation cost related to unvested stock options and restricted stock which the Company expects to recognize over a weighted-average period of 2.3 years.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

13.	Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the weighted average number of shares outstanding after the assumed conversion of all dilutive securities.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended
	March 31,
	2012	2011
Net income	$740	$1,404

Basic number of weighted-average shares outstanding	31,857,598	31,433,964
Effect of dilutive shares:
Options to purchase common stock	897,225	1,137,492
Common warrants	143,042	301,144
Unvested restricted stock	4,104	—

Diluted number of weighted-average shares outstanding	32,901,969	32,872,600

Net income per share:
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share was as follows:

	Three Months Ended
	March 31,
	2012	2011
Options to purchase common stock	637,985	—
Unvested restricted stock	196,800	—

14.	Major Customers

One customer accounted for more than 10% of the Company’s fees receivable:

	March 31,	December 31,
	2012	2011
Fidelity	19%	34%

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company has not established an allowance for doubtful accounts related to the receivables from this customer as of March 31, 2012 or December 31, 2011.

One customer accounted for more than 10% of the Company’s revenues:

	Three Months Ended
	March 31,
	2012	2011
Fidelity	24%	30%

15.	Commitments and Contingencies

The Company is involved in litigation arising in the ordinary course of its business. The Company does not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its results of operations, financial condition, cash flows or business.

16.	Subsequent Events

On April 5, 2012, the Company completed the acquisition of Prima and on May 1, 2012, the Company completed the acquisition of Tamarac (Note 3).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “Envestnet”, the “Company”, “we”, “us” and “our” refer to Envestnet, Inc. and its subsidiaries. All amounts are in thousands, except share and per share information, financial advisors and client accounts.

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

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) under “Risk Factors”; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this quarterly report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this quarterly report on Form 10-Q and our 2011 Form 10-K completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and the related notes included in our 2011 Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Overview

We are a leading independent provider of integrated wealth management software and services to financial advisors and institutions. Envestnet AdvisorSuite® software empowers advisors to better manage client outcomes and strengthen their practice. Envestnet® also offers advanced portfolio solutions through its Portfolio Management Consultants group (“Envestnet | PMC”®). Envestnet Reporting Solutions (“Envestnet | Vantage”™) gives advisors an in-depth view of clients’ various investments, empowering them to give holistic, personalized advice. By integrating a wide range of investment solutions and services, our Web-based technology platform provides financial advisors with the flexibility to address their clients’ needs. We work with financial advisors who are independent, as well as those who are associated with financial advisory firms and financial institutions, which we refer to as enterprise clients. We focus our technology development efforts and our sales and marketing approach on addressing financial advisors’ front-, middle- and back-office needs. We believe that our investment solutions and services allow financial advisors to be more efficient and effective in the activities critical to their businesses by facilitating client interactions, supporting and enhancing portfolio management and analysis, and enabling reliable account support and administration. In addition, we are not controlled by a financial institution, broker-dealer or other entity operating in the securities or wealth management industry, which we believe affords us a greater level of independence and impartiality.

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) increased 21% from $23,271 in the three months ended March 31, 2011 to $28,263 in the three months ended March 31, 2012. Total revenues, which include licensing and professional service fees, increased 12% from $29,262 in the three months ended March 31, 2011 to $32,642 in the three months ended March 31, 2012. The increase in revenues from assets under management or administration were a result of the positive effects of new account growth and positive net flows of AUM or AUA, as well as an increase in revenues related to the FundQuest acquisition.

Net income for the three months ended March 31, 2012 was $740, or $0.02 per diluted share, compared to $1,404, or $0.04 per diluted share for the three months ended March 31, 2011.

Adjusted EBITDA for the three months ended March 31, 2012 was $5,094, a decrease of 18% from $6,224 in the prior year period. Adjusted net income for the three months ended March 31, 2012 was $2,201, or $0.7 per diluted share, compared to adjusted net income of $2,964, or $0.09 per diluted share in the prior year period.

Adjusted EBITDA and Adjusted net income are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to GAAP.

Recent Events

Fidelity Agreement

As of December 31, 2011, we renegotiated a five year license agreement with Fidelity which resulted in a reduction to our license fee revenue. In addition, as a part of the renegotiated agreement, we will continue to receive ongoing platform services fees through the Fidelity relationship based upon asset based fees.

Prima Capital Holding, Inc. Agreement

On April 5, 2012, the Company completed the acquisition of Prima Capital Holding, Inc. (“Prima”). In accordance with the stock purchase agreement, the Company acquired all of the outstanding shares of Prima for cash consideration of approximately $13,750, subject to certain post-closing adjustments. Prima provides investment management due diligence, research applications, asset allocation modeling and multi-manager portfolios to the wealth management and retirement industries. Prima’s clientele includes seven of the top 20 banks in the U.S. as measured by total assets, independent RIAs, regional broker-dealers, family offices and trust companies.

Tamarac, Inc. Agreement

On May 1, 2012, the Company completed the acquisition of Tamarac, Inc. (“Tamarac”). In accordance with the merger agreement, a newly formed subsidiary of Envestnet merged with and into Tamarac, and Tamarac became a wholly owned subsidiary of Envestnet. Under the terms of the merger agreement, total cash consideration was approximately $54,000 for all of the outstanding stock of Tamarac, subject to certain post-closing adjustments. The Company has established a management incentive plan funded by $7,000 of common stock for the benefit of certain employees of Tamarac. Such shares vest at pre-established intervals, but in no event later than May 15, 2015, based upon Tamarac meeting certain financial targets. Tamarac is a provider of sophisticated portfolio management technology that enables RIA’s to efficiently deliver customized individual account management to their clients.

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platform, financial advisors and investor accounts in the periods indicated.

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2011	2011	2011	2011	2012
	(in millions except accounts and advisor data, unaudited)
Platform Assets
Assets Under Management (AUM)	$15,635	$16,493	$15,560	$22,936	$26,084
Assets Under Administration (AUA)	53,115	54,261	50,607	47,148	54,336

Subtotal AUM/A	68,750	70,754	66,167	70,084	80,420
Licensing	83,538	68,531	61,571	69,514	76,235

Total Platform Assets	$152,288	$139,285	$127,738	$139,598	$156,655

Platform Accounts
AUM	71,396	77,302	83,073	124,636	134,294
AUA	252,260	254,995	254,100	216,038	229,942

Subtotal AUM/A	323,656	332,297	337,173	340,674	364,236
Licensing	601,512	572,612	572,791	588,038	588,936

Total Platform Accounts	925,168	904,909	909,964	928,712	953,172

Advisors
AUM/A	14,140	14,613	14,206	13,887	14,386
Licensing	7,895	6,201	5,522	5,709	5,351

Total Advisors	22,035	20,814	19,728	19,596	19,737

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended March 31, 2012
	As of	Gross	Redemp-	Net	Market	As of
	12/31/11	Sales	tions	Flows	Impact	3/31/12
	(in millions except account data, unaudited)
Assets under Management (AUM)	$22,936	$3,094	$(1,531)	$1,563	$1,585	$26,084
Assets under Administration (AUA)	47,148	7,119	(2,751)	4,368	2,820	54,336

Subtotal AUM/A	$70,084	$10,213	$(4,282)	$5,931	$4,405	$80,420

Fee-Based Accounts	340,674	42,320	(18,758)	23,562		364,236

Gross sales for the three months ended March 31, 2012 included $4.1 billion in new client conversions.

The mix of AUM and AUM was as follows for the periods indicated:

	March 31,	June 30,	September 30,	December 31,	March 31,
	2011	2011	2011	2011	2012
Assets under management (AUM)	23%	23%	24%	33%	32%
Assets under administration (AUA)	77%	77%	76%	67%	68%

	100%	100%	100%	100%	100%

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$28,263	$23,271	$4,992	21%
Licensing and professional services	4,379	5,991	(1,612)	-27%

Total revenues	32,642	29,262	3,380	12%

Operating expenses:
Cost of revenues	11,526	10,128	1,398	14%
Compensation and benefits	10,685	10,146	539	5%
General and administration	6,773	4,876	1,897	39%
Depreciation and amortization	2,399	1,548	851	55%
Restructuring charges	27	10	17	170%

Total operating expenses	31,410	26,708	4,702	18%

Income from operations	1,232	2,554	(1,322)	-52%

Other income (expense):
Interest income	9	26	(17)	-65%
Interest expense	(3)	(211)	208	-99%
Gain on investments	—	3	(3)	-100%

Total other (expense)	6	(182)	188	-103%

Income before income tax provision	1,238	2,372	(1,134)	-48%
Income tax provision	498	968	(470)	-49%

Net income	$740	$1,404	$(664)	-47%

Revenues

Total revenues increased 12% from $29,262 in the three months ended March 31, 2011 to $32,642 in the three months ended March 31, 2012. The increase was primarily due to an increase in revenues from AUM or AUA of $4,992. Revenues from assets under management or administration were 87% and 80% of total revenues in the three months ended March 31, 2012 and 2011, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 21% from $23,271 in the three months ended March 31, 2011 to $28,263 in the three months ended March 31, 2012. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2012, relative to the corresponding period in 2011. In the first quarter of 2012, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2011, as well as an increase in revenues related to the FundQuest acquisition.

The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 14,140 as of March 31, 2011 to 14,386 as of March 31, 2012 and the number of AUM or AUA client accounts increased from approximately 324,000 as of March 31, 2011 to approximately 364,000 as of March 31, 2012.

Licensing and professional services

Licensing and professional services revenues decreased 27% from $5,991 in the three months ended March 31, 2011 to $4,379 in the three months ended March 31, 2012, primarily due to a decrease in licensing revenue of $2,061 partially offset by an increase in professional services revenue of $452. The decrease in licensing revenue was primarily a result of the renegotiated license agreement with Fidelity.

Cost of revenues

Cost of revenues increased 14% from $10,128 in the three months ended March 31, 2011 to $11,526 in the three months ended March 31, 2012, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues remained flat at 35% in the three months ended March 31, 2011 and 2012.

Compensation and benefits

Compensation and benefits increased 5% from $10,146 in the three months ended March 31, 2011 to $10,685 in the three months ended March 31, 2012, primarily due to an increase in salaries and commissions of $591 related to an increase in headcount as a result of the FundQuest acquisition, and an increase in benefits and taxes of $282, offset by a decrease in incentive compensation expense of $271. As a percentage of total revenues, compensation and benefits decreased from 35% in the three months ended March 31, 2011 to 33% in the three months ended March 31, 2012.

General and administration

General and administration expenses increased 39% from $4,876 in the three months ended March 31, 2011 to $6,773 in the three months ended March 31, 2012, primarily due to increases in transaction related costs of $617, occupancy costs of $408, professional and other legal fees of $381 and communication, research and data services expense of $219. Transaction related costs were zero in the prior year period. As a percentage of total revenues, general and administration expenses increased from 17% in the three months ended March 31, 2011 to 21% in the three months ended March 31, 2012.

Depreciation and amortization

Depreciation and amortization expense increased 55% from $1,548 in the three months ended March 31, 2011 to $2,399 in the three months ended March 31, 2012, primarily due to an increase in intangible asset amortization of $697 and fixed asset depreciation and amortization of $173. The increase in intangible asset amortization was due to customer list intangible asset amortization as a result of the FundQuest acquisition (see note 3 to the unaudited condensed consolidated financial statements). The increase in fixed asset depreciation and amortization expense was primarily due to increases in computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization expense increased from 5% in the three months ended March 31, 2011 to 7% in the three months ended March 31, 2012.

Interest expense

Interest expense decreased from $211 in the three months ended March 31, 2011 to $3 in the three months ended March 31, 2012, primarily due to three months of imputed interest on payments due to FundQuest compared to no imputed interest in the current year period. As discussed in notes 3 and 4 to the unaudited consolidated financial statements, due to the FundQuest acquisition and the related termination of the Platform Services Agreement with FundQuest, we have ceased imputing interest expense as of the date of acquisition.

Income tax provision

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, unaudited)
Income tax provision	$498	$968
Effective tax rate	40.2%	40.8%

For the three months ended March 31, 2012 and March 31, 2011, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Non GAAP Financial Measures

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, unaudited)
Adjusted EBITDA	$5,094	$6,224
Adjusted net income	2,201	2,964
Adjusted net income per share	0.07	0.09

“Adjusted EBITDA” represents net income before interest income, interest expense, income tax provision, depreciation and amortization, non-cash stock-based compensation expense, gain on investments, restructuring charges and transaction costs, severance, customer inducement costs and litigation related expense.

“Adjusted net income” represents net income before non-cash stock-based compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, customer inducement costs, imputed interest expense and litigation related expense. Reconciling items are tax effected using the income tax rates in effect on the applicable date.

“Adjusted net income per share” represents adjusted net income divided by the diluted number of weighted-average shares outstanding.

The Compensation Committee of our Board of Directors and our management use adjusted EBITDA, adjusted net income and adjusted net income per share:

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

We also present adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of customer inducement costs, litigation-related expense, severance, gain on investments, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA, adjusted operating income and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

We believe adjusted EBITDA, adjusted net income and adjusted net income per share are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental measures to evaluate the overall performance of companies, and we anticipate that our investor and analyst presentations will include adjusted EBITDA, adjusted net income and adjusted net income per share.

Adjusted EBITDA, adjusted net income and adjusted net income per share are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, or any other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although adjusted EBITDA, adjusted net income and adjusted net income per share are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under U.S. GAAP. In particular you should consider:

•	Adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect non-cash components of employee compensation;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2012 and 2011 we had cash income tax payments of $341 and $109 in the three months ended March 31, 2012 and 2011, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•	Other companies in our industry may calculate adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted EBITDA, adjusted net income and adjusted net income per share through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted EBITDA, adjusted net income and adjusted net income per share to net income and net income per share, the most directly comparable U.S. GAAP measure. Further, our management also reviews U.S. GAAP measures and evaluates individual measures that are not included in some or all of our non-U.S. GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following table sets forth a reconciliation of net income to adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, unaudited)
Net income	$740	$1,404
Add (deduct):
Interest income	(9)	(26)
Interest expense	3	211
Income tax provision	498	968
Depreciation and amortization	2,399	1,548
Stock-based compensation expense	795	816
Gain on investments	—	(3)
Restructuring charges and transaction costs	644	10
Severance	5	57
Customer inducement costs	—	1,206
Litigation related expense	19	33

Adjusted EBITDA	$5,094	$6,224

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended
	March 31,
	2012 *	2011 *
	(in thousands, unaudited)
Net income	$740	$1,404
Add:
Stock-based compensation expense	475	488
Restructuring charges and transaction costs	386	6
Severance	3	34
Amortization of acquired intangibles	586	169
Customer inducement costs	—	721
Imputed interest expense	—	122
Litigation related expense	11	20

Adjusted net income	$2,201	$2,964

Basic number of weighted-average shares outstanding	31,857,598	31,433,964
Effect of dilutive shares:
Options to purchase common stock	897,225	1,137,492
Common warrants	143,042	301,144
Restricted stock	4,104	—

Diluted number of weighted-average shares outstanding	32,901,969	32,872,600

Adjusted net income per share	$0.07	$0.09

*	Adjustments are tax effected using an income tax rate of 40.2% for 2012 and 2011, respectively.

Liquidity and Capital Resources

As of March 31, 2012, we had total cash and cash equivalents of $70,636 compared to $64,909 as of December 31, 2011. In February 2012, we announced two acquisitions that closed in the second quarter of 2012 (see notes 3 and 16 to the notes to the unaudited condensed consolidated financial statements) with a combined purchase price of $67,750. We plan to use existing cash and cash generated in the ongoing operations of our business to fund these acquisitions, our current operations and capital expenditures in 2012.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, unaudited)
Net cash provided by operating activities	$4,930	$5,008
Net cash used in investing activities	(73)	(1,839)
Net cash provided by financing activities	870	978
Net increase in cash and cash equivalents	5,727	4,147
Cash and cash equivalents, end of period	70,636	71,815

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 decreased by $78 compared to the same period in 2011, primarily due to a decrease in net income of $664 from the three months ended March 31, 2012 compared to the prior year period, offset by various other non-cash adjustments and changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 decreased by $1,766 compared to the same period in 2011. Cash disbursements in 2012 and 2011 totaled $959 and $1,854, respectively, for purchases of property and equipment and capitalization of internally developed software. In the three months ended March 31, 2012 the Company also increased goodwill by $889 resulting from the finalization of the working capital adjustment related to the FundQuest acquisition (see note 3 to the unaudited condensed consolidated financial statements).

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 decreased by $108 compared to the same period in 2011, primarily due to proceeds from the exercise of stock options of $948 and $1,078 in the three months ended March 31, 2012 and 2011, respectively.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three months ended March 31, 2012, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2011 included in our 2011 Form 10-K.

Commitments and Off-Balance Sheet Arrangements

Leases and Note Payable

We lease facilities under non-cancelable operating leases expiring at various dates through 2023. See our Annual Report on Form 10-K for the year ended December 31, 2011 for our contractual obligations relating to operating leases and note payable.

Prima Capital Holding, Inc. Agreement

On April 5, 2012, the Company completed the acquisition of Prima. In accordance with the stock purchase agreement, the Company acquired all of the outstanding shares of Prima for cash consideration of approximately $13,750, subject to certain post-closing adjustments.

Tamarac, Inc. Agreement

On May 1, 2012, the Company completed the acquisition of Tamarac. In accordance with the merger agreement, a newly formed subsidiary of Envestnet merged with and into Tamarac, and Tamarac became a wholly owned subsidiary of Envestnet. Under the terms of the merger agreement, total cash consideration was approximately $54,000 for all of the outstanding stock of Tamarac, subject to certain post-closing adjustments. The Company has established a management incentive plan funded by $7,000 of common stock for the benefit of certain employees of Tamarac. Such shares vest at pre-established intervals, but in no event later than May 15, 2015, based upon Tamarac meeting certain financial targets.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance that amends ASC Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and it eliminates the option to present components of other comprehensive income as a part of the statement of changes in stockholders’ equity. In addition, this guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; however, early adoption is permitted. The adoption of this guidance on January 1, 2012 did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued authoritative guidance regarding the testing of goodwill for impairment. This guidance allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to its carrying amount including goodwill, must be followed. If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required. A company may choose to use the qualitative assessment on none, some, or all of its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The adoption of this guidance on January 1, 2012 did not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three months ended March 31, 2012, 87% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three months ended March 31, 2012, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $100 to pre-tax earnings, respectively and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $100 to pre-tax earnings, respectively.

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

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning in the fourth quarter of fiscal year 2012, management will include the internal controls of Envestnet Portfolio Solutions, Inc. (“EPS”), a wholly owned subsidiary (formerly “FundQuest”), in its assessment of the effectiveness of Envestnet’s internal controls over financial reporting. EPS was acquired during the fourth quarter of 2011 as discussed in Note 3, Business acquisitions, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, and was excluded from management’s annual report on internal control over financial reporting for the fiscal year ended December 31, 2011 in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising in the ordinary course of our business. We do not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to us, have a material adverse effect on our results of operations, financial condition or business.

Item 1A.	Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our 2011 Form 10-K filed, when making investment decisions regarding our securities. The risk factors that were disclosed in our 2011 Form 10-K have not materially changed since the date our 2011 Form 10-K was filed.

Item 2.	Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

None.

(c) Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
January 1, 2012 through January 31, 2012	—	$—	—	$—
February 1, 2012 through February 29, 2012	6,102	12.71	—	—
March 1, 2012 through March 31, 2012	—	—	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2012.

ENVESTNET, INC.

By:	/S/ JUDSON BERGMAN
Judson Bergman Chairman and Chief Executive Officer Principal Executive Officer

By:	/S/ PETER D’ARRIGO
Peter D’Arrigo Chief Financial Officer Principal Financial Officer

By:	/S/ DALE SEIER
Dale Seier Senior Vice President, Finance Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012; (iv) the Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2012 and 2011; (v) Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

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