Form 10-Q
period 2012-06-30
ENVESTNET, INC.
filed 2012-08-09
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, 32,280,646 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$13,400	$64,909
Fees receivable	8,631	9,644
Deferred tax assets, net	610	192
Prepaid expenses and other current assets	7,036	4,040

Total current assets	29,677	78,785

Property and equipment, net	12,377	11,091
Internally developed software, net	3,752	3,524
Intangible assets, net	30,712	12,225
Goodwill	66,152	22,223
Deferred tax assets, net	7,058	6,692
Other non-current assets	3,284	3,162

Total assets	$153,012	$137,702

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$16,485	$14,919
Accounts payable	2,683	1,974
Note payable	—	171
Deferred revenue	5,214	79

Total current liabilities	24,382	17,143

Deferred rent liability	1,891	1,414
Lease incentive liability	4,163	2,933
Other non-current liabilities	689	573

Total liabilities	31,125	22,063

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock, par value $0.005, 500,000,000 shares authorized as of June 30, 2012 and December 31, 2011 respectively; 43,994,077 and 43,515,899 shares issued as of June 30, 2012 and December 31, 2011, respectively; 32,282,802 and 31,810,726 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	220	218
Treasury stock at cost, 11,711,275 and 11,705,173 shares as of June 30, 2012 and December 31, 2011, respectively	(10,499)	(10,421)
Additional paid-in capital	169,836	163,584
Accumulated deficit	(37,670)	(37,742)

Total stockholders’ equity	121,887	115,639

Total liabilities and stockholders’ equity	$153,012	$137,702

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Assets under management or administration	$31,012	$25,427	$59,275	$48,698
Licensing and professional services	6,950	5,907	11,329	11,898

Total revenues	37,962	31,334	70,604	60,596

Operating expenses:
Cost of revenues	13,549	10,917	25,075	21,045
Compensation and benefits	14,085	10,387	24,770	20,533
General and administration	8,148	5,258	14,921	10,134
Depreciation and amortization	3,224	1,578	5,623	3,126
Restructuring charges	88	43	115	53

Total operating expenses	39,094	28,183	70,504	54,891

Income (loss) from operations	(1,132)	3,151	100	5,705

Other income (expense):
Interest income	14	20	23	46
Interest expense	—	(204)	(3)	(415)
Other income	—	1,100	—	1,100
Gain on investments	—	1	—	4

Total other income (expense)	14	917	20	735

Income (loss) before income tax provision (benefit)	(1,118)	4,068	120	6,440

Income tax provision (benefit)	(450)	1,621	48	2,589

Net income (loss)	$(668)	$2,447	$72	$3,851

Net income (loss) per share:
Basic	$(0.02)	$0.08	$0.00	$0.12

Diluted	$(0.02)	$0.07	$0.00	$0.12

Weighted average common shares outstanding:
Basic	32,149,957	31,591,412	32,004,386	31,502,139

Diluted	32,149,957	32,969,824	33,054,632	32,912,916

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated deficit	Total Stockholders’ Equity
	Shares	Amount	Common Shares	Amount

Balance, December 31, 2011	43,515,899	$218	(11,705,173)	$(10,421)	$163,584	$(37,742)	$115,639

Exercise of stock options	224,793	1	—	—	1,564	—	1,565
Issuance of common stock -
Vesting of restricted stock	21,235	—	—	—	—	—	—
Issuance of restricted stock	232,150	1			2,758		2,759
Stock-based compensation	—	—	—	—	1,930	—	1,930
Purchase of treasury stock (at cost)	—	—	(6,102)	(78)	—	—	(78)
Net income	—	—	—	—	—	72	72

Balance, June 30, 2012	43,994,077	$220	(11,711,275)	$(10,499)	$169,836	$(37,670)	$121,887

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

OPERATING ACTIVITIES:
Net income	$72	$3,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,623	3,126
Amortization of customer inducements	—	2,413
Deferred rent and lease incentive	1,362	(110)
Gain on investments	—	(4)
Deferred income taxes	(432)	2,117
Stock-based compensation	1,930	1,645
Interest expense	3	415
Changes in operating assets and liabilities:
Fees receivable	1,574	442
Prepaid expenses and other current assets	(1,016)	(422)
Customer inducements	—	(1,000)
Other non-current assets	67	—
Accrued expenses	(616)	119
Accounts payable	709	51
Deferred revenue	474	(130)
Other non-current liabilities	116	132

Net cash provided by operating activities	9,866	12,645

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,999)	(2,917)
Capitalization of internally developed software	(988)	(817)
Repayment of notes payable assumed in acquisition	(174)	(162)
Proceeds from investments	3	17
Goodwill - working capital settlement	889	—
Acquisition of businesses, net	(62,352)	—

Net cash used in investing activities	(65,621)	(3,879)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,565	2,260
Issuance of restricted stock	2,759	—
Purchase of treasury stock	(78)	(94)

Net cash provided by financing activities	4,246	2,166

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,509)	10,932

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,909	67,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,400	$78,600

Supplemental disclosure of cash flow information - cash paid during the period for:
Income taxes	$325	$391

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.	Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provide open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via the Envestnet AdvisorSuite®, Envestnet | PMC®, Envestnet | Vantage™, Envestnet | Prima™ and Envestnet | Tamarac™.

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

Envestnet | Prima provides institutional-quality research and due diligence on investment and fund managers and Envestnet | Tamarac provides leading rebalancing, performance reporting and practice management software.

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

Envestnet operates six registered investment advisor subsidiaries (“RIAs”) and a registered broker-dealer. Four of the RIAs are registered with the Securities and Exchange Commission (“SEC”), one RIA is registered only with States of Colorado, North Carolina and Texas and one RIA is registered only with the State of Washington. The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority (“FINRA”).

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2012 and the results of operations, stockholders’ equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements for the year ended December 31, 2011 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these unaudited condensed consolidated financial statements are in thousands, except share and per share amounts.

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

•	Licensing and professional services fees—

Licensing—The Company derives licensing fees from recurring contractual fixed fee contracts with larger financial institutions or enterprise clients. Licensing contracts allow the customer to provide a unique configuration of platform features and investment solutions for their advisors. The licensing fees vary based on the type of services provided and our revenues received under license agreements are recognized over the contractual term.

The Company’s license agreements do not generally provide its customers the ability to take possession of its software or host the software on its own systems or through a hosting arrangement with an unrelated party. However, in a certain instance, a customer has the ability to take possession of the software, and accordingly, the Company considers this circumstance as a software multiple-element arrangement. As a software multiple-element arrangement, the Company is required to determine whether there is vendor specific objective evidence (“VSOE”) of the various elements, including the software license and service components. The Company has not established VSOE of fair value for the separate components, and accordingly, recognizes revenue from these arrangements at such time as all elements of the arrangement have been delivered.

For the Company’s non-software multiple-element arrangements, the Company allocates the revenue in the arrangement using VSOE or third-party evidence (“TPE”) of selling price, or using the estimated selling price (“ESP”) of deliverables if it does not have VSOE or TPE. VSOE is the price charged when the same or similar product or service is sold separately. Many of the Company’s contracts renew automatically at the same rate as the original contract. The Company defines VSOE as the renewal rates of the standalone transactions.

TPE is determined based on the prices charged by the Company’s competitors for a similar deliverable when sold separately. However, due to the difficulty in obtaining sufficient information on competitor pricing and differences in the Company’s product offerings when compared with those of the Company’s peers, the Company generally is unable to reliably determine TPE.

ESP is the Company’s best estimate of selling price of an element in a transaction involving multiple deliverables. If the Company is unable to establish selling price using either VSOE or TPE, the Company uses ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact business if the product or service were sold on a standalone basis. The Company determines ESP based on revenue price drivers applied within a narrow range.

For multiple-element arrangements, the consideration allocated to online license fees is recognized on a straight line basis over the initial contract period, which typically ranges from one to five years and commences with the completed implementation date for the related product. The Company generally recognizes revenue for consideration allocated to implementation and consulting services in a multiple-element arrangement as services are performed because these services have standalone value separate from the online license fees.

Professional services—The Company derives professional service fees from providing contractual customized service platform software development, which are recognized under a proportional performance model utilizing an output based approach. The Company’s contracts have fixed prices, and generally specify or quantify interim deliverables.

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

Deferred Revenue—Deferred revenue primarily consists of implementation and set up fees, professional services, and license fee payments received in advance from customers.

Segments—The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis. Historically, the Company has determined that it has a single reporting segment and operating unit structure. As a result of the acquisitions as discussed in Note 3, the Company has re-examined its reporting and operating structure and has determined it continues to maintain a single reporting and operating unit structure.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance that amends ASC Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and it eliminates the option to present components of other comprehensive income as a part of the statement of changes in stockholders’ equity. In addition, this guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; however, early adoption is permitted. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In September 2011, the FASB issued authoritative guidance regarding the testing of goodwill for impairment. This guidance allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to its carrying amount including goodwill, must be followed. If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required. A company may choose to use the qualitative assessment on none, some, or all of its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

3.	Business Acquisitions

FundQuest Acquisition

On December 13, 2011, the Company acquired all of the outstanding shares of FundQuest Incorporated (“FundQuest”), a subsidiary of BNP Paribas Investment Partners USA Holdings, Inc. for total consideration of approximately $27,796. FundQuest was renamed Envestnet Portfolio Solutions, Inc. (“EPS”) subsequent to the acquisition. EPS provides managed account programs, overlay portfolio management, mutual funds, institutional asset management and investment consulting to registered investment advisors, independent advisors, broker-dealers, banks and trust organizations. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill recognized is not deductible for income tax purposes.

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

Prima Capital Holding, Inc. Acquisition

On April 5, 2012, the Company completed the acquisition of Prima Capital Holding, Inc. (“Prima”). In accordance with the stock purchase agreement, the Company acquired all of the outstanding shares of Prima for total consideration of approximately $13,925. Prima provides investment management due diligence, research applications, asset allocation modeling and multi-manager portfolios to the wealth management and retirement industries. Prima’s clientele includes seven of the top 20 banks in the U.S. as measured by total assets, independent RIAs, regional broker-dealers, family offices and trust companies. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill recognized is not deductible for income tax purposes.

The consideration transferred in the acquisition was as follows:

Cash paid to owners	$13,750
Cash assumed	(1,767)
Cash paid for working capital settlement	1,942

$13,925

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$72
Prepaid expenses and other current assets	36
Notes receivable	860
Property and equipment	103
Deferred income taxes - non current	1,129
Intangible assets	4,940
Goodwill	9,555
Accounts payable and accrued liabilities	(171)
Deferred income tax liabilities	(1,869)
Deferred revenue	(730)

Total net assets acquired	$13,925

The estimated fair value of deferred revenue is provisional and is based on the information that was available as of the acquisition date to estimate the fair value of this amount. The Company believes the information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize the fair value. Therefore, provisional measurements of fair value reflected are subject to change and such change could be significant. The Company expects to finalize the valuation of deferred revenue and complete the acquisition accounting as soon as practicable but no later than September 31, 2012.

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

	Amount	Weighted Average Useful Life in Years	Amortization Method
Customer list	$3,740	10	Accelerated
Proprietary technology	700	5	Accelerated
Trade names	500	5	Accelerated

Total	$4,940

The results of Prima’s operations are included in the consolidated statement of operations beginning April 5, 2012. Prima’s revenues and net loss for the period beginning April 5, 2012 through June 30, 2012 totaled $1,149 and ($330), respectively. The net loss included pre-tax acquired intangible asset amortization of $325.

Tamarac, Inc. Acquisition

On May 1, 2012, the Company completed the acquisition of Tamarac, Inc. (“Tamarac”). In accordance with the merger agreement, a newly formed subsidiary of Envestnet merged with and into Tamarac, and Tamarac became a wholly owned subsidiary of Envestnet. Under the terms of the merger agreement, total consideration was approximately $48,427 for all of the outstanding stock of Tamarac. Tamarac is a provider of sophisticated portfolio management technology that enables RIAs to efficiently deliver customized individual account management to their clients. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill recognized is expected to be non-deductible for income tax purposes.

As a result of the merger with Tamarac, the Company adopted the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock. The unvested common stock vests based upon Tamarac meeting certain performance conditions and then a subsequent two year service condition (Note 13). The Company also granted to certain Tamarac employees 232,150 stock options to acquire Envestnet common stock at an exercise price of $12.51. These stock options vest on the second anniversary of the grant date (Note 13).

In accordance with the terms of the merger agreement between Envestnet and Tamarac, Tamarac senior management were required to apply at least 50% (up to 100%) of the aggregate proceeds of the Tamarac change of control payment totaling $2,759 to purchase registered shares of Envestnet common stock (232,150 shares) in an amount equal to 95% multiplied by the Envestnet closing market price on the day before the merger closed (Note 12).

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The consideration transferred in the acquisition was as follows:

Cash paid to owners	$54,000
Non-cash consideration	101
Cash assumed	(2,533)
Receivable from working capital settlement	(3,141)

$48,427

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$489
Other receivables	681
Prepaid expenses and other current assets	216
Deferred income tax assets	7,235
Property and equipment	444
Deposits	379
Intangible assets	16,150
Goodwill	35,263
Accounts payable and accrued liabilities	(2,356)
Deferred income tax liabilities	(6,143)
Deferred revenue	(3,931)

Total net assets acquired	$48,427

The estimated fair value of deferred revenue and the working capital settlement is provisional and is based on the information that was available as of the acquisition date to estimate the fair value of these amounts. The Company believes the information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of deferred revenue and working capital settlement, and complete the acquisition accounting as soon as practicable but no later than the contractual period.

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

	Amount	Weighted Average Useful Life in Years	Amortization Method
Customer list	$8,680	12	Accelerated
Proprietary technology	5,880	8	Accelerated
Trade names	1,590	5	Accelerated

Total	$16,150

The results of Tamarac’s operations are included in the consolidated statement of operations beginning May 1, 2012. Tamarac’s revenues and net loss for the period May 1, 2012 through June 30, 2012 totaled $1,784 and ($589), respectively. The net loss includes acquired intangible asset amortization of $326

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

For the three and six months ended June 30, 2012, acquisition related costs for FundQuest, Tamarac and Prima, totaled $1,265 and $1,881, respectively, and are included in general and administration expenses.

Pro forma results for Envestnet, Inc. giving effect to the FundQuest, Prima and Tamarac acquisitions

The following unaudited pro forma financial information presents the combined results of operations of Envestnet, Prima and Tamarac for the three and six months ended June 30, 2012. The following unaudited pro forma financial information presents the combined results of operations of Envestnet, FundQuest, Prima and Tamarac for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2012 and 2011, the unaudited pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2011.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, the elimination of intercompany transactions, restructuring charges, unrealized gain or loss on warrant and imputed interest expense, stock based compensation expense and the related tax effect on the aforementioned items.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Revenue	$39,082	$37,968	$76,197	$73,606
Net income (loss)	(957)	2,146	(1,980)	2,158
Net income (loss) per share:
Basic	(0.03)	0.07	(0.06)	0.07
Diluted	(0.03)	0.06	(0.06)	0.06

4.	Customer Inducements

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Amortization and imputed interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Amortization expense	$—	$1,207	$—	$2,413
Imputed interest expense	—	202	—	407

5.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life	June 30, 2012	December 31, 2011

Cost:
Office furniture and fixtures	5-7 years	$3,338	$2,713
Computer equipment and software	3 years	20,831	18,942
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	7,340	5,833

		32,107	28,086
Less accumulated depreciation and amortization		(19,730)	(16,995)

Property and equipment, net		$12,377	$11,091

Depreciation and amortization expense for property and equipment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Depreciation and amortization expense	$1,223	$950	$2,260	$1,814

6.	Internally Developed Software

Internally developed software consists of the following:

	Estimated Useful Life	June 30, 2012	December 31, 2011

Internally developed software	5 years	$11,870	$10,882
Less accumulated depreciation		(8,118)	(7,358)

Internally developed software, net		$3,752	$3,524

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Amortization expense for internally developed software was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Amortization expense	$377	$397	$760	$799

7.	Goodwill and Intangible Assets

Changes in the carrying amount of the Company’s goodwill was as follows:

Balance at December 31, 2011	$22,223
FundQuest adjustment (note 3)	(889)

Balance at March 31, 2012	21,334
Prima acquisition (note 3)	9,555
Tamarac acquisition (note 3)	35,263

Balance at June 30, 2012	$66,152

Intangible assets consist of the following:

		June 30, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer list	4 -8 years	$28,103	$(5,815)	22,288	$15,683	$(3,458)	$12,225
Proprietary technology	5 - 8 years	6,580	(178)	6,402	—	—	—
Trade Names	5 years	2,090	(68)	2,022	—	—	—

Total intangible assets		$36,773	$(6,061)	$30,712	$15,683	$(3,458)	$12,225

Amortization expense for intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Amortization expense	$1,624	$231	$2,603	$513

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

8.	Other Non-Current Assets

Other non-current assets consist of the following:

	June 30, 2012	December 31, 2011

Investment in private company	$1,250	$1,250
Deposits
Lease	1,660	1,538
Other	264	259
Other	110	115

Total other non-current assets	$3,284	$3,162

9.	Fair Value Measurements

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money market funds are considered Level 1 assets, totaled approximately $9,761 and $52,383 as of June 30, 2012 and December 31, 2011, respectively and are included in cash and cash equivalents in the unaudited condensed consolidated balance sheet.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

10.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011

Accrued investment manager fees	$10,901	$8,451
Accrued compensation and related taxes	3,807	4,230
Accrued professional services	501	481
Accrued restructuring charges	34	290
Other accrued expenses	1,242	1,467

Total accrued expenses	$16,485	$14,919

As a result of the FundQuest, Prima and Tamarac acquisitions, the Company incurred restructuring charges, primarily severance charges related to the termination of certain FundQuest and Tamarac employees and lease abandonment charges related to Prima in the six months ended June 30, 2012.

In the three and six months ended June 30, 2012, the Company recognized pretax restructuring charges of $88 and $115, respectively. In the three and six months ended June 30, 2011, the Company recognized pretax restructuring charges of $43 and $53, respectively.

The summary of activity in accrued restructuring charges was as follows:

Balance at December 31, 2011	$290
Restructuring provision incurred	27
Payments	(298)

Balance at March 31, 2012	19
Restructuring provision incurred	88
Payments	(73)

Balance at June 30, 2012	$34

11.	Income Taxes

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Net deferred tax assets consist of the following:

	June 30, 2012	December 31, 2011

Current:
Deferred revenue	$291	$30
Prepaid expenses and accruals	319	162

Net current deferred tax assets	610	192

Non-Current:
Deferred rent	$586	$535
Net operating loss and tax credit carry-forwards	16,315	9,910
Loss on investments	2,157	2,157
Amortization and depreciation	(12,807)	(4,516)
Other	4,251	2,050

Net long-term deferred tax assets	10,502	10,136

Net deferred tax assets	11,112	10,328
Less valuation allowance	(3,444)	(3,444)

	$7,668	$6,884

The valuation allowance as of June 30, 2012 and December 31, 2011 was related to capital losses of $2,157 and Federal and state net operating losses of $1,287 primarily due to Section 382 limitations. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

The following table includes tax expense and the effective tax rate for the Company’s income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Income (loss) before income taxes	$(1,118)	$4,068	$120	$6,440
Income tax provision	(450)	1,621	48	2,589
Effective tax rate	40.2%	39.8%	40.2%	40.2%

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

The total amount of the gross liability for unrecognized tax benefits reported in other non-current liabilities was $688 and $573 at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $522.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $209 as of both June 30, 2012 and December 31, 2011.

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

12.	Stockholders’ Equity

In accordance with the terms of the merger agreement between Envestnet and Tamarac (Note 3 and 13), Tamarac senior management were required to apply at least 50% (up to 100%) of the aggregate proceeds of the Tamarac change of control payment totaling $2,759 to purchase registered shares of Envestnet common stock (232,150 shares) in an amount equal to 95% multiplied by the Envestnet closing market price on the day before the merger closed. These shares cannot be sold or otherwise transferred for a period of two years following the date of merger. If a participant terminates their employment with the Company or is terminated for cause, the participant shall be required to pay the Company an amount equal to 5% multiplied by the closing market price on the day before the merger closed.

13.	Stock-Based Compensation

As a result of the merger between Envestnet and Tamarac (Note 3), the Company adopted the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). The 2012 Plan provides for the grant of restricted common stock, stock options and the purchase of common stock for certain Tamarac employees. The maximum number of shares of stock which may be issued with respect to awards under the 2012 Plan shall be equal to 1,023,851 shares of stock

The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock (“Target Revenue Incentive Awards”). The Target Revenue Incentive Awards vest based upon Tamarac meeting certain performance conditions and then a subsequent two year service condition. The Company measured the cost of these awards based on the estimated fair value of the award as of the market closing price on the day before the acquisition closed. The Company is recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company has estimated expected forfeitures at the grant date and will recognize compensation expense only for those awards expected to vest. The initial forfeiture assumption will be reassessed in subsequent periods and may change based upon new facts and circumstances. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the vesting period.

The Company also granted to certain Tamarac employees 232,150 stock options to acquire Envestnet common stock at an exercise price of $12.51. These stock options vest on the second anniversary of the grant date.

In addition, in accordance with the 2012 Plan, Tamarac senior management was required to apply at least 50% (up to 100%) of the aggregate proceeds of the Tamarac change of control payment totaling $2,759 to purchase registered shares of Envestnet common stock (232,150 shares) in an amount equal to 95% multiplied by the Envestnet closing market price on the day before the merger closed (Note 12). These shares cannot be sold or otherwise transferred for a period of two years following the date of merger. If a participant terminates their employment with the Company or is terminated for cause, the participant shall be required to pay the Company an amount equal to 5% multiplied by the closing market price on the day before the merger closed.

Stock Options

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”) as described below (collectively “the Plans”). As of June 30, 2012, the maximum number of shares available for future issuance under the Plans is 1,775,746.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Employee stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Employee stock-based compensation expense	$1,135	$829	$1,930	$1,645
Tax effect on employee stock-based compensation expense	(456)	(330)	(777)	(661)

Net effect on income	$679	$499	$1,153	$984

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Grant date fair value of options	$4.97	$—	$4.91	$5.26
Volatility	39.7%	—	39.7%	39.3%
Risk-free interest rate	1.2%	—	1.2%	2.5%
Dividend yield	0.0%	—	0.0%	0.0%
Expected term (in years)	6.0	—	6.0	6.0

The following table summarizes option activity under the 2004 Plan, 2010 Plan and 2012 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2011	4,863,718	$8.19
Granted	149,652	12.45
Exercised	(124,956)	7.59
Forfeited	(2,000)	9.70

Outstanding as of March 31, 2012	4,886,414	8.34	6.7	$20,544
Granted	589,263	12.55
Exercised	(99,837)	6.18
Forfeited	(1,800)	9.00

Outstanding as of June 30, 2012	5,374,040	8.84	6.8	17,737

Options exercisable	2,977,757	7.43	5.4	13,769

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Exercise prices of stock options outstanding as of June 30, 2012 range from $0.11 to $13.45.

Restricted Stock

Periodically, the Company grants restricted stock awards under the 2010 Plan to employees that vest one-third on each of the first three anniversaries of the grant date. The Company also granted restricted stock awards under the 2012 Plan that vest upon Tamarac meeting certain performance conditions and then a subsequent two year service condition.

The following is a summary of the activity for unvested restricted stock awards granted under all Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share

Balance at December 31, 2011	73,820	$12.26
Granted	155,383	12.44
Vested	(21,235)	12.55
Expired/cancelled	(1,064)	12.45
Forfeited	(104)	12.55

Balance at March 31, 2012	206,800	12.36
Granted	559,551	12.51
Forfeited	(381)	12.49

Balance at June 30, 2012	765,970	$12.47

At June 30, 2012, there was $7,643 of unrecognized compensation cost related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.1 years. At June 30, 2012, there was $2,060 of unrecognized compensation cost related to unvested restricted stock which the Company expects to recognize over a weighted-average period of 4.1 years.

14.	Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the weighted average number of shares outstanding after the assumed conversion of all dilutive securities.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(668)	$2,447	$72	$3,851

Basic number of weighted-average shares outstanding	32,149,957	31,591,412	32,004,386	31,502,139
Effect of dilutive shares:
Options to purchase common stock	—	1,082,818	900,085	1,112,797
Common warrants	—	295,594	144,076	297,980
Unvested restricted stock	—	—	6,085	—

Diluted number of weighted-average shares outstanding	32,149,957	32,969,824	33,054,632	32,912,916

Net income (loss) per share:
Basic	$(0.02)	$0.08	$0.00	$0.12

Diluted	$(0.02)	$0.07	$0.00	$0.12

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Options to purchase common stock	5,374,040	—	1,227,248	—
Common warrants	1,388,888	—	—	—
Unvested restricted stock	765,970	—	755,970	—

15.	Major Customers

One customer accounted for more than 10% of the Company’s fees receivable:

	June 30, 2012	December 31, 2011

Fidelity	19%	34%

The Company has not established an allowance for doubtful accounts related to the receivables from this customer as of June 30, 2012 or December 31, 2011.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

One customer accounted for more than 10% of the Company’s revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Fidelity	22%	31%	23%	31%

16.	Commitments and Contingencies

The Company is involved in litigation arising in the ordinary course of its business. Management does not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its results of operations, financial condition, cash flows or business.

The Company rents office space under leases that expire at various dates through 2023. Future minimum lease commitments under these operating leases was as follows:

Years ending December 31:
Remainder of 2012	$1,720
2013	4,189
2014	5,075
2015	5,272
2016	5,490
Thereafter	26,411

$48,157

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading independent provider of integrated wealth management software and services to financial advisors and institutions. Envestnet AdvisorSuite® software empowers advisors to better manage client outcomes and strengthen their practice. Envestnet® also offers advanced portfolio solutions through Envestnet | PMC®. Envestnet | Vantage™ gives advisors an in-depth view of clients’ various investments, empowering them to give holistic, personalized advice. Envestnet | Prima™ provides institutional-quality research and due diligence on investment and fund managers and Envestnet | Tamarac™ provides leading rebalancing, reporting and practice management software.

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) increased 22% from $25,427 in the three months ended June 30, 2011 to $31,012 in the three months ended June 30, 2012. Revenues from assets under management (“AUM”) or assets under administration (“AUA”) increased 22% from $48,698 in the six months ended June 30, 2011 to $59,275 in the six months ended June 30, 2012. The increase in revenues from assets under management or administration were a result of the positive effects of new account growth and positive net flows of AUM or AUA, as well as an increase in revenues related to the FundQuest acquisition.

Total revenues, which include licensing and professional service fees, increased 21% from $31,334 in the three months ended June 30, 2011 to $37,962 in the three months ended June 30, 2012. Total revenues, which include licensing and professional service fees, increased 17% from $60,596 in the six months ended June 30, 2011 to $70,604 in the six months ended June 30, 2012. The overall increase in revenues were also favorably impacted by revenues related to acquired companies.

Net loss for the three months ended June 30, 2012 was ($668), or ($0.02) per diluted share, compared to net income of $2,447, or $0.07 per diluted share for the three months ended June 30, 2011. Net income for the six months ended June 30, 2012 was $72, or $0.00 per diluted share, compared to net income of $3,851, or $0.12 per diluted share for the six months ended June 30, 2011.

Adjusted revenues for the three months ended June 30, 2012 was $38,579, an increase of 23% from $31,334 in the prior year period. Adjusted revenue for the six months ended June 30, 2012 was $71,221, an increase of 18% from $60,596 in the prior year period.

Adjusted EBITDA for the three months ended June 30, 2012 was $5,314, a decrease of 25% from $7,122 in the prior year period. Adjusted EBITDA for the six months ended June 30, 2012 was $10,408, a decrease of 22% from $13,346 in the prior year period.

Adjusted net income for the three months ended June 30, 2012 was $2,230, or $0.07 per diluted share, compared to adjusted net income of $3,479, or $0.11 per diluted share in the prior year period. Adjusted net income for the six months ended June 30, 2012 was $4,431, or $0.13 per diluted share, compared to adjusted net income of $6,443, or $0.20 per diluted share in the prior year period.

Adjusted EBITDA and Adjusted net income are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to GAAP.

Recent Events

Prima Capital Holding, Inc. Acquisition

On April 5, 2012, we completed the acquisition of Prima Capital Holding, Inc. (“Prima”). In accordance with the stock purchase agreement, we acquired all of the outstanding shares of Prima for consideration of approximately $13,925. Prima provides investment management due diligence, research applications, asset allocation modeling and multi-manager portfolios to the wealth management and retirement industries. Prima’s clientele includes seven of the top 20 banks in the U.S. as measured by total assets, independent RIAs, regional broker-dealers, family offices and trust companies.

Tamarac, Inc. Acquisition

On May 1, 2012, the Company completed the acquisition of Tamarac, Inc. (“Tamarac”). In accordance with the merger agreement, a newly formed subsidiary of Envestnet merged with and into Tamarac, and Tamarac became a wholly owned subsidiary of Envestnet. Under the terms of the merger agreement, total consideration was approximately $48,427 for all of the outstanding stock of Tamarac. Such shares vest at pre-established intervals, but in no event later than May 15, 2015, based upon Tamarac meeting certain financial targets. Tamarac is a provider of sophisticated portfolio management technology that enables RIAs to efficiently deliver customized individual account management to their clients.

As a result of the merger with Tamarac, we adopted the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock. The unvested common stock vests based upon Tamarac meeting certain performance conditions and then a subsequent two year service condition (Note 13). We also granted to certain Tamarac employees, 232,150 stock options to acquire Envestnet common stock at an exercise price of $12.51. These stock options vest on the second anniversary of the grant date.

In accordance with the terms of the merger agreement between Envestnet and Tamarac, Tamarac senior management were required to apply at least 50% (up to 100%) of the aggregate proceeds of the Tamarac change of control payment totaling $2,759 to purchase registered shares of Envestnet common stock (232,150 shares) in an amount equal to 95% multiplied by the Envestnet closing market price on the day before the merger closed.

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platform, financial advisors and investor accounts in the periods indicated.

Licensing metrics in the table below, include Envestnet | Tamarac, which added approximately $149 billion in assets, 550,000 accounts and 1,700 advisors as of May 1, 2012.

	As of
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012

Platform Assets
Assets Under Management (AUM)	$16,493	$15,560	$22,936	$26,084	$26,758
Assets Under Administration (AUA)	54,261	50,607	47,148	54,336	60,511

Subtotal AUM/A	70,754	66,167	70,084	80,420	87,269
Licensing	68,531	61,571	69,514	76,235	229,268

Total Platform Assets	$139,285	$127,738	$139,598	$156,655	$316,537

Platform Accounts
AUM	77,302	83,073	124,636	134,294	141,695
AUA	254,995	254,100	216,038	229,942	274,322

Subtotal AUM/A	332,297	337,173	340,674	364,236	416,017
Licensing	572,612	572,791	588,038	588,936	1,138,233

Total Platform Accounts	904,909	909,964	928,712	953,172	1,554,250

Advisors
AUM/A	14,613	14,206	13,887	14,386	15,045
Licensing	6,201	5,522	5,709	5,351	6,758

Total Advisors	20,814	19,728	19,596	19,737	21,803

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended June 30, 2012
	As of 3/31/12	Gross Sales	Redemptions	Net Flows	Market Impact	As of 6/30/12
	(in millions except account data, unaudited)

Assets under Management (AUM)	$26,084	$3,120	$(1,843)	$1,277	$(603)	$26,758
Assets under Administration (AUA)	54,336	10,011	(2,826)	7,185	(1,010)	60,511

Subtotal AUM/A	$80,420	$13,131	$(4,669)	$8,462	$(1,613)	$87,269

Fee-Based Accounts	364,236	70,079	(18,298)	51,781		416,017

Gross sales for the three months ended June 30, 2012 included $4.6 billion in new client conversions.

	Asset Rollforward - Six Months Ended June 30, 2012
	As of 12/31/11	Gross Sales	Redemptions	Net Flows	Market Impact	As of 6/30/12
	(in millions except account data, unaudited)

Assets under Management (AUM)	$22,936	$6,213	$(3,374)	$2,839	$983	$26,758
Assets under Administration (AUA)	47,148	17,130	(5,578)	11,552	1,811	60,511

Subtotal AUM/A	$70,084	$23,343	$(8,952)	$14,391	$2,794	$87,269

Fee-Based Accounts	340,674	112,399	(37,056)	75,343		416,017

Gross sales for the six months ended June 30, 2012 included $8.7 billion in new client conversions

The mix of AUM and AUM was as follows for the periods indicated:

	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Assets under management (AUM)	23%	24%	33%	32%	31%
Assets under administration (AUA)	77%	76%	67%	68%	69%

	100%	100%	100%	100%	100%

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$31,012	$25,427	$5,585	22%
Licensing and professional services	6,950	5,907	1,043	18%

Total revenues	37,962	31,334	6,628	21%

Operating expenses:
Cost of revenues	13,549	10,917	2,632	24%
Compensation and benefits	14,085	10,387	3,698	36%
General and administration	8,148	5,258	2,890	55%
Depreciation and amortization	3,224	1,578	1,646	104%
Restructuring charges	88	43	45	105%

Total operating expenses	39,094	28,183	10,911	39%

Income (loss) from operations	(1,132)	3,151	(4,283)	-136%

Other income (expense):
Interest income	14	20	(6)	-30%
Interest expense	—	(204)	204	-100%
Other income	—	1,100	(1,100)	-100%
Gain on investments	—	1	(1)	-100%

Total other income (expense)	14	917	(903)	-98%

Income (loss) before income tax provision (benefit)	(1,118)	4,068	(5,186)	-127%
Income tax provision (benefit)	(450)	1,621	(2,071)	-128%

Net income (loss)	$(668)	$2,447	$(3,115)	-127%

Revenues

Total revenues increased 21% from $31,334 in the three months ended June 30, 2011 to $37,962 in the three months ended June 30, 2012. The increase was primarily due to an increase in revenues from AUM or AUA of $5,585. Revenues from assets under management or administration were 82% and 81% of total revenues in the three months ended June 30, 2012 and 2011, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 22% from $25,427 in the three months ended June 30, 2011 to $31,012 in the three months ended June 30, 2012. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2012, relative to the corresponding period in 2011. In the second quarter of 2012, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2011 and 2012, as well as an increase in revenues related to the FundQuest acquisition.

The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 14,613 as of June 30, 2011 to 15,045 as of June 30, 2012 and the number of AUM or AUA client accounts increased from approximately 332,000 as of June 30, 2011 to approximately 416,000 as of June 30, 2012.

Licensing and professional services

Licensing and professional services revenues increased 18% from $5,907 in the three months ended June 30, 2011 to $6,950 in the three months ended June 30, 2012, primarily due to an increase in net licensing revenue of $576. This increase was a result of the acquisitions of Prima and Tamarac, offset by the renegotiated license agreement with Fidelity.

Cost of revenues

Cost of revenues increased 24% from $10,917 in the three months ended June 30, 2011 to $13,549 in the three months ended June 30, 2012, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 35% in the three months ended June 30, 2011 to 36% in the three months ended June 30, 2012.

Compensation and benefits

Compensation and benefits increased 36% from $10,387 in the three months ended June 30, 2011 to $14,085 in the three months ended June 30, 2012, primarily due to an increase in salaries, benefits and commissions of $3,180 related to an increase in headcount as a result of the FundQuest, Prima and Tamarac acquisitions. As a percentage of total revenues, compensation and benefits increased from 33% in the three months ended June 30, 2011 to 37% in the three months ended June 30, 2012.

General and administration

General and administration expenses increased 55% from $5,258 in the three months ended June 30, 2011 to $8,148 in the three months ended June 30, 2012, primarily due to increases in transaction related costs of $1,265, occupancy costs of $472, professional and other legal fees of $260 and communication, research and data services expense of $286. Transaction related costs were not material in the prior year period. As a percentage of total revenues, general and administration expenses increased from 17% in the three months ended June 30, 2011 to 21% in the three months ended June 30, 2012.

Depreciation and amortization

Depreciation and amortization expense increased 104% from $1,578 in the three months ended June 30, 2011 to $3,224 in the three months ended June 30, 2012, primarily due to an increase in intangible asset amortization of $1,394 and fixed asset depreciation of $252. The increase in intangible asset amortization was due to an increase in intangible asset amortization as a result of the FundQuest, Prima and Tamarac acquisitions (see note 3 to the unaudited condensed consolidated financial statements). The increase in fixed asset depreciation expense was primarily due to increases in computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization expense increased from 5% in the three months ended June 30, 2011 to 8% in the three months ended June 30, 2012.

Interest expense

Interest expense decreased from $204 in the three months ended June 30, 2011 to zero in the three months ended June 30, 2012, primarily due to three months of imputed interest on payments due to FundQuest compared to no imputed interest in the current year period. As discussed in notes 3 and 4 to the unaudited consolidated financial statements, due to the FundQuest acquisition and the related termination of the Platform Services Agreement with FundQuest, we have ceased imputing interest expense as of the date of acquisition.

Other income

Other income decreased from $1,100 in the three months ended June 30, 2011 to zero in the three months ended June 30, 2012. In 2011, the Company received proceeds from an insurance recovery.

Income tax provision (benefit)

	Three Months Ended June 30,
	2012	2011
	(in thousands, unaudited)
Income tax provision (benefit)	$(450)	$1,621
Effective tax rate	40.2%	39.8%

For the three months ended June 30, 2012 and June 30, 2011, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$59,275	$48,698	$10,577	22%
Licensing and professional services	11,329	11,898	(569)	-5%

Total revenues	70,604	60,596	10,008	17%

Operating expenses:
Cost of revenues	25,075	21,045	4,030	19%
Compensation and benefits	24,770	20,533	4,237	21%
General and administration	14,921	10,134	4,787	47%
Depreciation and amortization	5,623	3,126	2,497	80%
Restructuring charges	115	53	62	117%

Total operating expenses	70,504	54,891	15,613	28%

Income from operations	100	5,705	(5,605)	-98%

Other income (expense):
Interest income	23	46	(23)	-50%
Interest expense	(3)	(415)	412	-99%
Other income	—	1,100	(1,100)	-100%
Gain on investments	—	4	(4)	-100%

Total other income (expense)	20	735	(715)	-97%

Income before income tax provision	120	6,440	(6,320)	-98%
Income tax provision	48	2,589	(2,541)	-98%

Net income	$72	$3,851	$(3,779)	-98%

Revenues

Total revenues increased 17% from $60,596 in the six months ended June 30, 2011 to $70,604 in the six months ended June 30, 2012. The increase was primarily due to an increase in revenues from AUM or AUA of $10,577. Revenues from assets under management or administration were 84% and 80% of total revenues in the six months ended June 30, 2012 and 2011, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 22% from $48,698 in the six months ended June 30, 2011 to $59,275 in the six months ended June 30, 2012. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2012, relative to the corresponding period in 2011. In 2012, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2011 and the first quarter of 2012, as well as an increase in revenues related to the FundQuest acquisition.

The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 14,613 as of June 30, 2011 to 15,045 as of June 30, 2012 and the number of AUM or AUA client accounts increased from approximately 332,000 as of June 30, 2011 to approximately 416,000 as of June 30, 2012.

Licensing and professional services

Licensing and professional services revenues decreased 5% from $11,898 in the six months ended June 30, 2011 to $11,329 in the six months ended June 30, 2012, primarily due to a net decrease in licensing revenue of $1,486 and an increase in professional services revenue of $913. The decrease in licensing revenue was a result of the renegotiated license agreement with Fidelity, offset by the acquisitions of Prima and Tamarac.

Cost of revenues

Cost of revenues increased 19% from $21,045 in the six months ended June 30, 2011 to $25,075 in the six months ended June 30, 2012, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 35% in the six months ended June 30, 2011 to 36% in the six months ended June 30, 2012.

Compensation and benefits

Compensation and benefits increased 21% from $20,533 in the six months ended June 30, 2011 to $24,770 in the six months ended June 30, 2012, primarily due to an increase in salaries, benefits and commissions of $4,053 related to an increase in headcount as a result of the FundQuest, Prima and Tamarac acquisitions. As a percentage of total revenues, compensation and benefits increased from 34% in the six months ended June 30, 2011 to 35% in the six months ended June 30, 2012.

General and administration

General and administration expenses increased 47% from $10,134 in the six months ended June 30, 2011 to $14,921 in the six months ended June 30, 2012, primarily due to increases in transaction related costs of $1,881, occupancy costs of $880, professional and other legal fees of $641 and communication, research and data services expense of $505. Transaction related costs were not material in the prior year period. As a percentage of total revenues, general and administration expenses increased from 17% in the six months ended June 30, 2011 to 21% in the six months ended June 30, 2012.

Depreciation and amortization

Depreciation and amortization expense increased 80% from $3,126 in the six months ended June 30, 2011 to $5,623 in the six months ended June 30, 2012, primarily due to an increase in intangible asset amortization of $2,091 and fixed asset depreciation of $406. The increase in intangible asset amortization was due to an increase in intangible asset amortization as a result of the FundQuest, Prima and Tamarac acquisitions (see note 3 to the unaudited condensed consolidated financial statements). The increase in fixed asset depreciation expense was primarily due to increases in computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization expense increased from 5% in the six months ended June 30, 2011 to 8% in the six months ended June 30, 2012.

Interest expense

Interest expense decreased from $415 in the six months ended June 30, 2011 to $3 in the six months ended June 30, 2012, primarily due to six months of imputed interest on payments due to FundQuest in 2011 compared to no imputed interest in the current year period. As discussed in notes 3 and 4 to the unaudited consolidated financial statements, due to the FundQuest acquisition and the related termination of the Platform Services Agreement with FundQuest, we have ceased imputing interest expense as of the date of acquisition.

Other income

Other income decreased from $1,100 in the six months ended June 30, 2011 to zero in the six months ended June 30, 2012. In 2011, the Company received proceeds from an insurance recovery.

Income tax provision

	Six Months Ended June 30,
	2012	2011
	(in thousands, unaudited)
Income tax provision	$48	$2,589
Effective tax rate	40.2%	40.2%

For the six months ended June 30, 2012 and June 30, 2011, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Non GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, unaudited)

Adjusted revenues	$38,579	$31,334	$71,221	$60,596
Adjusted EBITDA	5,314	7,122	10,408	13,346
Adjusted net income	2,230	3,479	4,431	6,443
Adjusted net income per share	0.07	0.11	0.13	0.20

“Adjusted revenues” excludes the effect of purchase accounting on the fair value of acquired deferred revenue. Under U.S. GAAP, we record at fair value the acquired deferred revenue for contracts in effect at the time the entities were acquired. Consequently, revenue related to acquired entities for periods subsequent to the acquisition does not reflect the full amount of revenue that would have been recorded by these entities had they remained stand-alone entities.

“Adjusted EBITDA” represents net income before the effect of purchase accounting on the fair value of acquired deferred revenue, interest income, interest expense, income tax provision, depreciation and amortization, stock-based compensation expense, gain on investments, other income, restructuring charges and transaction costs, severance, customer inducement costs and litigation related expense.

“Adjusted net income” represents net income before the effect of purchase accounting on the fair value of acquired deferred revenue, stock-based compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, customer inducement costs, imputed interest expense and litigation related expense. Reconciling items are tax effected using the income tax rates in effect on the applicable date.

“Adjusted net income per share” represents adjusted net income divided by the diluted number of weighted-average shares outstanding.

The Compensation Committee of our Board of Directors and our management use adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share:

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provides comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of customer inducement costs, litigation-related expense, severance, gain on investments, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA, adjusted operating income and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

We believe adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are useful to investors in evaluating our operating performance because securities analysts use adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental measures to evaluate the overall performance of companies, and we anticipate that our investor and analyst presentations will include adjusted EBITDA, adjusted net income and adjusted net income per share.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, or any other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under U.S. GAAP. In particular you should consider:

•

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect non-cash components of employee compensation;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2012 and 2011 we had cash income tax payments of $325 and $391 in the six months ended June 30, 2012 and 2011, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted revenues adjusted EBITDA, adjusted net income and adjusted net income per share to revenues, net income and net income per share, the most directly comparable U.S. GAAP measure. Further, our management also reviews U.S. GAAP measures and evaluates individual measures that are not included in some or all of our non-U.S. GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following table sets forth a reconciliation of revenue to adjusted revenue based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Revenue	$37,962	$31,334	$70,604	$60,596
Deferred revenue fair value adjustment	617	—	617	—

Adjusted revenues	$38,579	$31,334	$71,221	$60,596

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Net income	$(668)	$2,447	$72	$3,851
Add (deduct):
Deferred revenue fair value adjustment	617	—	617	—
Interest income	(14)	(20)	(23)	(46)
Interest expense	—	204	3	415
Income tax provision (benefit)	(450)	1,621	48	2,589
Depreciation and amortization	3,224	1,578	5,623	3,126
Stock-based compensation expense	1,135	829	1,930	1,645
Restructuring charges and transaction costs	1,353	53	1,997	63
Severance	78	246	83	303
Litigation related expense	39	58	58	91
Gain on investments	—	(1)	—	(4)
Other income	—	(1,100)	—	(1,100)
Customer inducement costs	—	1,207	—	2,413

Adjusted EBITDA	$5,314	$7,122	$10,408	$13,346

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 *	2011 *	2012 *	2011 *
	(in thousands, unaudited)
Net income (loss)	$(668)	$2,447	$72	$3,851
Add:
Deferred revenue fair value adjustment	369	—	369	—
Stock-based compensation expense	679	496	1,154	984
Restructuring charges and transaction costs	809	32	1,194	38
Severance	47	147	50	181
Amortization of acquired intangibles	971	137	1,557	307
Litigation related expense	23	35	35	54
Customer inducement costs	—	722	—	1,443
Other income	—	(658)	—	(658)
Imputed interest expense	—	121	—	243

Adjusted net income	2,230	3,479	4,431	6,443

Basic number of weighted-average shares outstanding	32,149,957	31,591,412	32,004,386	31,502,139
Effect of dilutive shares:
Options to purchase common stock	886,748	1,082,818	900,085	1,112,797
Common warrants	131,554	295,594	144,076	297,980
Restricted stock	5,519	—	6,085	—

Diluted number of weighted-average shares outstanding	33,173,778	32,969,824	33,054,632	32,912,916

Adjusted net income per share	$0.07	$0.11	$0.13	$0.20

*	Adjustments are tax effected using an income tax rate of 40.2% for 2012 and 2011, respectively.

Liquidity and Capital Resources

As of June 30, 2012, we had total cash and cash equivalents of $13,400 compared to $64,909 as of December 31, 2011. We believe that our current level of cash generation, together with our existing current assets, will adequately support our operations and capital expenditures over the next 12 months.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(In thousands, unaudited)

Net cash provided by operating activities	$9,866	$12,645
Net cash used in investing activities	(65,621)	(3,879)
Net cash provided by financing activities	4,246	2,166
Net increase (decrease) in cash and cash equivalents	(51,509)	10,932
Cash and cash equivalents, end of period	13,400	78,600

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 decreased by $2,779 compared to the same period in 2011, primarily due to a decrease in net income of $3,779 from the six months ended June 30, 2012 compared to the prior year period, offset by various other non-cash adjustments and changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 decreased by $61,742 compared to the same period in 2011. During the six months ended June 30, 2012 the company acquired Prima and Tamarac for a total consideration of $62,352 (see note 3 to the unaudited condensed consolidated financial statements). Cash disbursements in 2012 and 2011 totaled $3,987 and $3,734, respectively, for purchases of property and equipment and capitalization of internally developed software. In the six months ended June 30, 2012 the Company also decreased goodwill by $889 resulting from the finalization of the working capital adjustment related to the FundQuest acquisition (see note 3 to the unaudited condensed consolidated financial statements).

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 increased by $2,080 primarily a result of the proceeds from the issuance of restricted stock of $2,759, offset by a net decrease in proceeds from the exercise of stock options of $695.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the six months ended June 30, 2012, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2011 included in our 2011 Form 10-K.

Commitments and Off-Balance Sheet Arrangements

Leases

The following table sets forth information regarding our future minimum lease obligations as of June 30, 2012:

Years ending December 31:
Remainder of 2012	$1,720
2013	4,189
2014	5,075
2015	5,272
2016	5,490
Thereafter	26,411

$48,157

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

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and six months ended June 30, 2012, 81% and 84%, respectively of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and six months ended June 30, 2012, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $100 and $200 to pre-tax earnings, respectively and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $100 and $200 to pre-tax earnings, respectively.

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

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In December 2011, the Company acquired FundQuest Incorporated (“FundQuest”). In accordance with the rules of the Securities and Exchange Commission (the “SEC”), FundQuest, now known as Envestnet Portfolio Solutions, Inc. (“EPS”) was excluded from management’s annual report on internal control over financial reporting for the fiscal year ended December 31, 2011. Beginning in the fourth quarter of 2012, management will include the internal controls of EPS in its assessment of the effectiveness of Envestnet’s internal controls over financial reporting.

In April 2012, the Company acquired Prima Capital Holding, Inc. (“Prima”) and in May 2012, the Company acquired Tamarac, Inc. (“Tamarac”). In accordance with the rules of the SEC, management will include the internal controls of Prima and Tamarac in its assessment of the effectiveness of Envestnet’s internal controls over financial reporting beginning in the fourth quarter of 2012.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising in the ordinary course of our business. We do not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to us, have a material adverse effect on our results of operations, financial condition, cash flows or business.

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

Item 2.	Unregistered Sales of Equity Securities

(a)	Unregistered Sales of Equity Securities

See Form 8-K filed May 1, 2012 with the Securities and Exchange Commission.

(c)	Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2012.

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

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012; (iv) the Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2012 and 2011; (v) Notes to the Condensed Consolidated Financial Statements.

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