Form 10-Q
period 2012-09-30
ENVESTNET, INC.
filed 2012-11-08
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, 32,338,021 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$21,133	$64,909
Fees receivable	10,692	9,644
Deferred tax assets, net	611	192
Prepaid expenses and other current assets	2,936	4,040

Total current assets	35,372	78,785

Property and equipment, net	12,294	11,091
Internally developed software, net	4,053	3,524
Intangible assets, net	28,910	12,225
Goodwill	66,152	22,223
Deferred tax assets, net	7,187	6,692
Other non-current assets	3,544	3,162

Total assets	$157,512	$137,702

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$18,892	$14,919
Accounts payable	2,519	1,974
Note payable	—	171
Deferred revenue	5,340	79

Total current liabilities	26,751	17,143

Deferred rent liability	2,038	1,414
Lease incentive liability	4,020	2,933
Other non-current liabilities	752	573

Total liabilities	33,561	22,063

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock, par value $0.005, 500,000,000 shares authorized as of September 30, 2012 and December 31, 2011 respectively; 44,049,285 and 43,515,899 shares issued as of September 30, 2012 and December 31, 2011, respectively; 32,334,451 and 31,810,726 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	220	218
Treasury stock at cost, 11,714,834 and 11,705,173 shares as of September 30, 2012 and December 31, 2011, respectively	(10,543)	(10,421)
Additional paid-in capital	171,393	163,584
Accumulated deficit	(37,119)	(37,742)

Total stockholders’ equity	123,951	115,639

Total liabilities and stockholders’ equity	$157,512	$137,702

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Assets under management or administration	$33,223	$25,971	$92,498	$74,669
Licensing and professional services	9,060	6,069	20,389	17,967

Total revenues	42,283	32,040	112,887	92,636

Operating expenses:
Cost of revenues	15,088	11,429	40,163	32,474
Compensation and benefits	15,261	10,160	40,031	30,693
General and administration	7,621	5,675	22,542	15,809
Depreciation and amortization	3,393	1,550	9,016	4,676
Restructuring charges	—	—	115	53

Total operating expenses	41,363	28,814	111,867	83,705

Income from operations	920	3,226	1,020	8,931

Other income (expense):
Interest income	3	19	26	65
Interest expense	—	(206)	(3)	(621)
Other income	—	—	—	1,100
Loss on investments	—	(8)	—	(4)

Total other income (expense)	3	(195)	23	540

Income before income tax provision	923	3,031	1,043	9,471

Income tax provision	372	1,106	420	3,695

Net income	$551	$1,925	$623	$5,776

Net income per share:
Basic	$0.02	$0.06	$0.02	$0.18

Diluted	$0.02	$0.06	$0.02	$0.18

Weighted average common shares outstanding:
Basic	32,296,636	31,760,998	32,102,386	31,589,279

Diluted	33,358,706	32,871,269	33,179,044	32,937,601

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated deficit	Total Stockholders’ Equity
	Shares	Amount	Common Shares	Amount
Balance, December 31, 2011	43,515,899	$218	(11,705,173)	$(10,421)	$163,584	$(37,742)	$115,639

Exercise of stock options	280,001	1	—	—	1,926	—	1,927
Issuance of common stock -
Vesting of restricted stock	21,235	—	—	—	—	—	—
Issuance of restricted stock	232,150	1			2,758		2,759
Stock-based compensation	—	—	—	—	3,125	—	3,125
Purchase of treasury stock (at cost)	—	—	(9,661)	(122)	—	—	(122)
Net income	—	—	—	—	—	623	623

Balance, September 30, 2012	44,049,285	$220	(11,714,834)	$(10,543)	$171,393	$(37,119)	$123,951

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$623	$5,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,016	4,676
Amortization of customer inducements	—	3,620
Deferred rent and lease incentive	1,366	357
Gain on investments	—	4
Impairment of customer inducement asset	—	174
Deferred income taxes	(562)	2,794
Stock-based compensation	3,125	2,359
Interest expense	3	621
Changes in operating assets and liabilities:
Fees receivable	(487)	544
Prepaid expenses and other current assets	3,084	(872)
Customer inducements	—	(1,077)
Other non-current assets	(194)	(1,000)
Accrued expenses	1,791	441
Accounts payable	545	306
Deferred revenue	600	(119)
Other non-current liabilities	179	204

Net cash provided by operating activities	19,089	18,808

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,098)	(4,257)
Capitalization of internally developed software	(1,698)	(1,135)
Repayment of notes payable assumed in acquisition	(174)	(162)
Proceeds from investments	4	23
Goodwill - working capital settlement	889	—
Acquisition of businesses, net	(62,352)	—

Net cash used in investing activities	(67,429)	(5,531)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,927	2,702
Issuance of restricted stock	2,759	—
Purchase of treasury stock	(122)	(94)

Net cash provided by financing activities	4,564	2,608

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,776)	15,885

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,909	67,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,133	$83,553

Supplemental disclosure of cash flow information - cash paid during the period for:
Income taxes	$604	$732

Supplemental disclosure of non-cash investing and financing activities:
Leasehold improvements funded by lease incentive	1,054	491

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

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2012 and the results of operations, stockholders’ equity and cash flows for the periods presented herein. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements for the year ended December 31, 2011 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these unaudited condensed consolidated financial statements are in thousands, except share and per share amounts.

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

Licensing —The Company derives licensing fees from recurring contractual fixed fee contracts with larger financial institutions or enterprise clients. Licensing contracts allow the customer to provide a unique configuration of platform features and investment solutions for their advisors. The licensing fees vary based on the type of services provided and our revenues received under license agreements are recognized over the contractual term.

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

During the three months ended March 31, 2012, the Company finalized the estimated working capital adjustment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of December 13, 2011 as initially reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011:

	December 13, 2011 (As initially reported)	Consideration Adjustments	December 13, 2011 (As adjusted)
Accounts receivable	$2,603	$—	$2,603
Prepaid expenses and other current assets	46	—	46
Property and equipment	442	—	442
Intangible assets	11,830	—	11,830
Goodwill	20,192	(889)	19,303
Accounts payable and accrued liabilities	(1,364)	—	(1,364)
Deferred income taxes	(4,710)	—	(4,710)
Deferred revenue	(354)	—	(354)

Total assets acquired	$28,685	$(889)	$27,796

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

$13,925

During the three months ended June 30, 2012, the Company finalized the working capital settlement. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$72
Prepaid expenses and other current assets	36
Notes receivable	860
Property and equipment	103
Deferred income taxes - non current	1,129
Intangible assets	4,940
Goodwill	9,555
Accounts payable and accrued liabilities	(171)
Deferred income tax liabilities	(1,869)
Deferred revenue	(730)

Total net assets acquired	$13,925

The initially reported estimated fair values of assets acquired and liabilities assumed were based on the information that was available at the time the Company filed its quarterly report on Form 10-Q for the three and six months ended June 30, 2012. Management of the Company believes all relevant information is now available to finalize the estimates.

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

	Amount	Weighted Average Useful Life in Years	Amortization Method
Customer list	$3,740	10	Accelerated
Proprietary technology	700	5	Accelerated
Trade names	500	5	Accelerated

Total	$4,940

The results of Prima’s operations are included in the consolidated statement of operations beginning April 5, 2012. Prima’s revenues and net loss for the three months ended September 30, 2012 totaled $1,250 and ($142) respectively. Prima’s revenues and net loss for the period beginning April 5, 2012 through September 30, 2012 totaled $2,399 and ($472), respectively. The net loss for the three months ended September 30, 2012 and for the period beginning April 5, 2012 through September 30, 2012 included pre-tax acquired intangible asset amortization of $340 and $665, respectively.

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

$48,427

During the three months ended September 30, 2012, the Company finalized the working capital settlement. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$489
Other receivables	681
Prepaid expenses and other current assets	216
Deferred income tax assets	7,235
Property and equipment	444
Deposits	379
Intangible assets	16,150
Goodwill	35,263
Accounts payable and accrued liabilities	(2,356)
Deferred income tax liabilities	(6,143)
Deferred revenue	(3,931)

Total net assets acquired	$48,427

The initially reported estimated fair values of assets acquired and liabilities assumed were based on the information that was available at the time the Company filed its quarterly report on Form 10-Q for the three and six months ended June 30, 2012. Management of the Company believes all relevant information is now available to finalize the estimates.

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

The results of Tamarac’s operations are included in the consolidated statement of operations beginning May 1, 2012. Tamarac’s revenues and net loss for the three month period ended September 30, 2012 totaled $3,790 and ($272), respectively. Tamarac’s revenues and net loss for the period May 1, 2012 through September 30, 2012 totaled $5,574 and ($861), respectively. The net loss for the three months ended September 30, 2012 and for the period beginning May 1, 2012 through September 30, 2012 included pre-tax acquired intangible asset amortization of $489 and $815, respectively.

For the three and nine months ended September 30, 2012, acquisition related costs for FundQuest, Prima and Tamarac, totaled $216 and $2,097, respectively, and are included in general and administration expenses.

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

Pro forma results for Envestnet, Inc. giving effect to the FundQuest, Prima and Tamarac acquisitions

The following unaudited pro forma financial information presents the combined results of operations of Envestnet, Prima and Tamarac for the nine months ended September 30, 2012. The following unaudited pro forma financial information presents the combined results of operations of Envestnet, FundQuest, Prima and Tamarac for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2012 and 2011, the unaudited pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2011.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, the elimination of intercompany transactions, restructuring charges, unrealized gain or loss on warrant and imputed interest expense, stock-based compensation expense and the related tax effect on the aforementioned items.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

	Three Months ended September 30,	Nine Months ended September 30,
	2011	2012	2011
Revenue	$39,338	$118,480	$113,621
Net income (loss)	243	(1,156)	1,620
Net income (loss) per share:
Basic	0.01	(0.04)	0.05
Diluted	0.01	(0.04)	0.05

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

4.	Customer Inducements

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

Amortization and imputed interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense	$—	$1,207	$—	$3,620
Imputed interest expense	—	202	—	609

5.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life	September 30, 2012	December 31, 2011
Cost:
Office furniture and fixtures	5-7 years	$3,603	$2,713
Computer equipment and software	3 years	21,427	18,942
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	7,595	5,833

		33,223	28,086
Less accumulated depreciation and amortization		(20,929)	(16,995)

Property and equipment, net		$12,294	$11,091

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Depreciation and amortization expense for property and equipment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation and amortization expense	$1,182	$1,031	$3,442	$2,845

6.	Internally Developed Software

Internally developed software consists of the following:

	Estimated Useful Life	September 30, 2012	December 31, 2011
Internally developed software	5 years	$12,563	$10,882
Less accumulated depreciation		(8,510)	(7,358)

Internally developed software, net		$4,053	$3,524

Depreciation expense for internally developed software was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense	$409	$392	$1,169	$1,191

7.	Goodwill and Intangible Assets

Changes in the carrying amount of the Company’s goodwill was as follows:

Balance at December 31, 2011	$22,223
FundQuest adjustment (note 3)	(889)
Prima acquisition (note 3)	9,555
Tamarac acquisition (note 3)	35,263

Balance at September 30, 2012	$66,152

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Intangible assets consist of the following:

	Useful Life	September 30, 2012			December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	4 - 8 years	$28,103	$(7,288)	20,815	$15,683	$(3,458)	$12,225
Proprietary technology	5 - 8 years	6,580	(418)	6,162	—	—	—
Trade names	5 years	2,090	(157)	1,933	—	—	—

Total intangible assets		$36,773	$(7,863)	$28,910	$15,683	$(3,458)	$12,225

Amortization expense for intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense	$1,802	$127	$4,405	$640

8.	Other Non-Current Assets

Other non-current assets consist of the following:

	September 30, 2012	December 31, 2011
Investment in private company	$1,250	$1,250
Deposits:
Lease	1,660	1,538
Other	264	259
Other assets	370	115

Total other non-current assets	$3,544	$3,162

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

9.	Fair Value Measurements

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money market funds are considered Level 1 assets, totaled approximately $17,681 and $52,383 as of September 30, 2012 and December 31, 2011, respectively and are included in cash and cash equivalents in the unaudited condensed consolidated balance sheet.

10.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
Accrued investment manager fees	$11,971	$8,451
Accrued compensation and related taxes	5,088	4,230
Accrued professional services	380	481
Accrued restructuring charges	2	290
Other accrued expenses	1,451	1,467

Total accrued expenses	$18,892	$14,919

As a result of the FundQuest, Prima and Tamarac acquisitions, the Company incurred restructuring charges, primarily severance charges related to the termination of certain FundQuest and Tamarac employees and lease abandonment charges related to Prima in the nine months ended September 30, 2012.

In the three and nine months ended September 30, 2012, the Company recognized pretax restructuring charges of zero and $115, respectively. In the three and nine months ended September 30, 2011, the Company recognized pretax restructuring charges of zero and $53, respectively.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The summary of activity in accrued restructuring charges was as follows:

Balance at December 31, 2011	$290
Restructuring provision incurred	27
Payments	(298)

Balance at March 31, 2012	19
Restructuring provision incurred	88
Payments	(73)

Balance at June 30, 2012	$34
Restructuring provision incurred	—
Payments	(32)

Balance at September 30, 2012	$2

11.	Income Taxes

U.S. GAAP requires the interim period tax provision to be determined as follows:

•

At the end of each quarter, the Company estimates the tax that will be provided for the year stated as a percent of estimated “ordinary” income for the year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

•

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Net deferred tax assets consist of the following:

	September 30, 2012	December 31, 2011
Current:
Deferred revenue	$176	$30
Prepaid expenses and accruals	435	162

Net current deferred tax assets	611	192

Non-Current:
Deferred rent	$644	$535
Net operating loss and tax credit carry-forwards	17,535	9,910
Loss on investments	2,157	2,157
Amortization and depreciation	(12,236)	(4,516)
Other	2,531	2,050

Net long-term deferred tax assets	10,631	10,136

Net deferred tax assets	11,242	10,328
Less valuation allowance	(3,444)	(3,444)

	$7,798	$6,884

The valuation allowance as of September 30, 2012 and December 31, 2011 was related to capital losses of $2,157 and Federal and state net operating losses of $1,287 primarily due to Section 382 limitations. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

The following table includes tax expense and the effective tax rate for the Company’s income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) before income taxes	$923	$3,031	$1,043	$9,471
Income tax provision	372	1,106	420	3,695
Effective tax rate	40.3%	36.5%	40.3%	39.0%

Upon exercise of stock options, the Company recognizes any difference between U.S. GAAP compensation expense and income tax compensation expense as a tax windfall or shortfall. The difference is charged to equity in the case of a windfall. When the exercise results in a windfall and the windfall results in a net operating loss (“NOL”), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces the income tax payable. For U.S. GAAP purposes, the Company has deferred the recognition of approximately $1,583 in windfall tax benefits associated with its stock-based compensation until a cash tax savings is realized. The benefit will be recorded in stockholders’ equity when utilized on an income tax return to reduce taxes payable, and as such, it will not impact the Company’s effective tax rate.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The total amount of the gross liability for unrecognized tax benefits reported in other non-current liabilities was $752 and $573 at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $563.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $209 as of both September 30, 2012 and December 31, 2011.

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

As a result of the merger between Envestnet and Tamarac (Note 3), the Company adopted the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). The 2012 Plan provides for the grant of restricted common stock, stock options and the purchase of common stock for certain Tamarac employees. The maximum number of shares of stock which may be issued with respect to awards under the 2012 Plan shall be equal to 1,023,851 shares of stock.

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

Stock Options

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”) as described below (collectively “the Plans”). As of September 30, 2012, the maximum number of shares available for future issuance under the Plans is 1,785,197.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Employee stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee stock-based compensation expense	$1,195	$714	$3,125	$2,359
Tax effect on employee stock-based compensation expense	(482)	(261)	(1,256)	(920)

Net effect on income	$713	$453	$1,869	$1,439

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Grant date fair value of options	$—	$—	$4.96	$5.26
Volatility	—	—	39.6%	39.3%
Risk-free interest rate	—	—	1.2%	2.5%
Dividend yield	—	—	0.0%	0.0%
Expected term (in years)	—	—	6.0	6.0

The following table summarizes option activity under the 2004 Plan, 2010 Plan and 2012 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	4,863,718	$8.19
Granted	149,652	12.45
Exercised	(124,956)	7.59
Forfeited	(2,000)	9.70

Outstanding as of March 31, 2012	4,886,414	8.34	6.7	$20,544
Granted	589,263	12.55
Exercised	(99,837)	6.18
Forfeited	(1,800)	9.00

Outstanding as of June 30, 2012	5,374,040	8.84	6.8	17,737
Granted	—	—
Exercised	(55,208)	6.56
Forfeited	(8,100)	9.87

Outstanding as of September 30, 2012	5,310,732	8.86	6.6	16,192

Options exercisable	3,379,804	7.68	5.5	13,820

Exercise prices of stock options outstanding as of September 30, 2012 range from $0.11 to $13.45.

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

The following is a summary of the activity for unvested restricted stock awards granted under all Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2011	73,820	$12.26
Granted	155,383	12.44
Vested	(21,235)	12.55
Expired/cancelled	(1,064)	12.45
Forfeited	(104)	12.55

Balance at March 31, 2012	206,800	12.36
Granted	559,551	12.51
Forfeited	(381)	12.49

Balance at June 30, 2012	765,970	12.47
Granted	—	—
Forfeited	(1,351)	12.49

Balance at September 30, 2012	764,619	12.47

At September 30, 2012, there was $6,703 unrecognized compensation cost related to unvested stock options which the Company expects to recognize over a weighted-average period of 1.9 years. At September 30, 2012, there was $2,043 of unrecognized compensation cost related to unvested restricted stock which the Company expects to recognize over a weighted-average period of 3.88 years.

14.	Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the weighted average number of shares outstanding after the assumed conversion of all dilutive securities.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$551	$1,925	$623	$5,776

Basic number of weighted-average shares outstanding	32,296,636	31,760,998	32,102,386	31,589,279
Effect of dilutive shares:
Options to purchase common stock	889,373	919,465	897,644	1,052,340
Common warrants	127,324	190,806	138,889	264,451
Unvested restricted stock	45,373	—	40,125	31,531

Diluted number of weighted-average shares outstanding	33,358,706	32,871,269	33,179,044	32,937,601

Net income per share:
Basic	$0.02	$0.06	$0.02	$0.18

Diluted	$0.02	$0.06	$0.02	$0.18

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common stock	1,224,748	485,833	1,224,748	71,000
Common warrants	—	—	—	—
Unvested restricted stock	559,551	64,105	559,551	—

15.	Major Customer

One customer accounted for more than 10% of the Company’s fees receivable:

	September 30, 2012		December 31, 2011
Fidelity		*	34%

*	Percentage is less than 10%.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company has not established an allowance for doubtful accounts related to the receivables from this customer as of September 30, 2012 or December 31, 2011.

One customer accounted for more than 10% of the Company’s revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fidelity	21%	31%	22%	31%

16.	Commitments and Contingencies

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

The Company rents office space under leases that expire at various dates through 2023. Future minimum lease commitments under these operating leases was as follows:

Years ending December 31:
Remainder of 2012	$857
2013	4,189
2014	5,075
2015	5,272
2016	5,490
Thereafter	26,411

$47,294

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) increased 28% from $25,971 in the three months ended September 30, 2011 to $33,223 in the three months ended September 30, 2012. Revenues from AUM or AUA increased 24% from $74,669 in the nine months ended September 30, 2011 to $92,498 in the nine months ended September 30, 2012. The increase in revenues from assets under management or administration were a result of the positive effects of new account growth and positive net flows of AUM or AUA, as well as an increase in revenues related to the FundQuest acquisition.

Total revenues, which include licensing and professional service fees, increased 32% from $32,040 in the three months ended September 30, 2011 to $42,283 in the three months ended September 30, 2012. Total revenues increased 22% from $92,636 in the nine months ended September 30, 2011 to $112,887 in the nine months ended September 30, 2012. The overall increase in revenues were favorably impacted by revenues related to acquired companies.

Net income for the three months ended September 30, 2012 was $551, or $0.02 per diluted share, compared to $1,925, or $0.06 per diluted share for the three months ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $623, or $0.02 per diluted share, compared to net income of $5,776, or $0.18 per diluted share for the nine months ended September 30, 2011.

Adjusted revenues for the three months ended September 30, 2012 was $42,684, an increase of 33% from $32,040 in the prior year period. Adjusted revenue for the nine months ended September 30, 2012 was $113,905, an increase of 23% from $92,636 in the prior year period.

Adjusted EBITDA for the three months ended September 30, 2012 was $6,362, a decrease of 16% from $7,567 in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2012 was $16,770, a decrease of 20% from $20,913 in the prior year period.

Adjusted net income for the three months ended September 30, 2012 was $2,853, or $0.09 per diluted share, compared to adjusted net income of $3,791, or $0.12 per diluted share in the prior year period. Adjusted net income for the nine months ended September 30, 2012 was $7,282, or $0.22 per diluted share, compared to adjusted net income of $10,234, or $0.31 per diluted share in the prior year period.

Adjusted revenue, Adjusted EBITDA and Adjusted net income are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to GAAP.

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

Licensing metrics in the table below include Envestnet | Tamarac, which added approximately $149 billion in assets, 550,000 accounts and 1,700 advisors as of May 1, 2012.

	As of
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
	(in millions except platform accounts and advisors, unaudited)
Platform Assets
Assets Under Management (AUM)	$15,560	$22,936	$26,084	$26,758	$29,232
Assets Under Administration (AUA)	50,607	47,148	54,336	60,511	64,229

Subtotal AUM/A	66,167	70,084	80,420	87,269	93,461
Licensing	61,571	69,514	76,235	229,268	254,256

Total Platform Assets	$127,738	$139,598	$156,655	$316,537	$347,717

Platform Accounts
AUM	83,073	124,636	134,294	141,695	148,920
AUA	254,100	216,038	229,942	274,322	278,192

Subtotal AUM/A	337,173	340,674	364,236	416,017	427,112
Licensing	572,791	588,038	588,936	1,138,233	1,170,978

Total Platform Accounts	909,964	928,712	953,172	1,554,250	1,598,090

Advisors
AUM/A	14,206	13,887	14,386	15,045	15,735
Licensing	5,522	5,709	5,351	6,758	6,878

Total Advisors	19,728	19,596	19,737	21,803	22,613

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended September 30, 2012
	As of 6/30/12	Gross Sales	Redemptions	Net Flows	Market Impact	As of 9/30/12
	(in millions except account data, unaudited)
Assets under Management (AUM)	$26,758	$2,955	$(1,568)	$1,387	$1,087	$29,232
Assets under Administration (AUA)	60,511	4,914	(3,377)	1,537	2,181	64,229

Subtotal AUM/A	$87,269	$7,869	$(4,945)	$2,924	$3,268	$93,461

Fee-Based Accounts	416,017	35,620	(24,525)	11,095		427,112

Gross sales for the three months ended September 30, 2012 included $0.2 billion in new client conversions.

	Asset Rollforward - Nine Months Ended September 30, 2012
	As of 12/31/11	Gross Sales	Redemptions	Net Flows	Market Impact	As of 9/30/12
	(in millions except account data, unaudited)
Assets under Management (AUM)	$22,936	$9,168	$(4,942)	$4,226	$2,070	$29,232
Assets under Administration (AUA)	47,148	22,044	(8,955)	13,089	3,992	64,229

Subtotal AUM/A	$70,084	$31,212	$(13,897)	$17,315	$6,062	$93,461

Fee-Based Accounts	340,674	148,019	(61,581)	86,438		427,112

Gross sales for the nine months ended September 30, 2012 included $8.9 billion in new client conversions.

The mix of AUM and AUM was as follows for the periods indicated:

	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Assets under management (AUM)	24%	33%	32%	31%	31%
Assets under administration (AUA)	76%	67%	68%	69%	69%

	100%	100%	100%	100%	100%

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$33,223	$25,971	$7,252	28%
Licensing and professional services	9,060	6,069	2,991	49%

Total revenues	42,283	32,040	10,243	32%

Operating expenses:
Cost of revenues	15,088	11,429	3,659	32%
Compensation and benefits	15,261	10,160	5,101	50%
General and administration	7,621	5,675	1,946	34%
Depreciation and amortization	3,393	1,550	1,843	119%

Total operating expenses	41,363	28,814	12,549	44%

Income from operations	920	3,226	(2,306)	-71%

Other income (expense):
Interest income	3	19	(16)	-84%
Interest expense	—	(206)	206	-100%
Gain (loss) on investments	—	(8)	8	-100%

Total other income (expense)	3	(195)	198	-102%

Income before income tax provision	923	3,031	(2,108)	-70%
Income tax provision	372	1,106	(734)	-66%

Net income	$551	$1,925	$(1,374)	-71%

Revenues

Total revenues increased 32% from $32,040 in the three months ended September 30, 2011 to $42,283 in the three months ended September 30, 2012. The increase was primarily due to an increase in revenues from AUM or AUA of $7,252. Revenues from assets under management or administration were 79% and 81% of total revenues in the three months ended September 30, 2012 and 2011, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 28% from $25,971 in the three months ended September 30, 2011 to $33,223 in the three months ended September 30, 2012. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2012, relative to the corresponding period in 2011. In the third quarter of 2012, revenues were positively affected by new account growth and positive net flows of AUM or AUA during the first three quarters of 2012, as well as an increase in revenues related to the FundQuest acquisition.

The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 14,206 as of September 30, 2011 to 15,735 as of September 30, 2012 and the number of AUM or AUA client accounts increased from approximately 337,000 as of September 30, 2011 to approximately 427,000 as of September 30, 2012.

Licensing and professional services

Licensing and professional services revenues increased 49% from $6,069 in the three months ended September 30, 2011 to $9,060 in the three months ended September 30, 2012, primarily due to an increase in licensing revenue of $2,292 and an increase in professional services revenue of $705. The increase in licensing revenue was primarily a result of the acquisitions of Prima and Tamarac, partially offset by the renegotiated license agreement with Fidelity.

Cost of revenues

Cost of revenues increased 32% from $11,429 in the three months ended September 30, 2011 to $15,088 in the three months ended September 30, 2012, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues remained flat at 36% in the three months ended September 30, 2011 and 2012.

Compensation and benefits

Compensation and benefits increased 50% from $10,160 in the three months ended September 30, 2011 to $15,261 in the three months ended September 30, 2012, primarily due to an increase in salaries, benefits and commissions of $4,270 related to an increase in headcount as a result of the FundQuest, Prima and Tamarac acquisitions. As a percentage of total revenues, compensation and benefits increased from 32% in the three months ended September 30, 2011 to 36% in the three months ended September 30, 2012.

General and administration

General and administration expenses increased 34% from $5,675 in the three months ended September 30, 2011 to $7,621 in the three months ended September 30, 2012, primarily due to increases in occupancy costs of $477, communication, research and data services expense of $407, marketing costs of $286 and travel and entertainment expense of $284. As a percentage of total revenues, general and administration expenses remained flat at 18% in both periods.

Depreciation and amortization

Depreciation and amortization expense increased 119% from $1,550 in the three months ended September 30, 2011 to $3,393 in the three months ended September 30, 2012, primarily due to an increase in intangible asset amortization of $1,675. The increase in intangible asset amortization was due to an increase in intangible assets as a result of the FundQuest, Prima and Tamarac acquisitions (see note 3 to the unaudited condensed consolidated financial statements). As a percentage of total revenues, depreciation and amortization expense increased from 5% in the three months ended September 30, 2011 to 8% in the three months ended September 30, 2012.

Interest expense

Interest expense decreased from $206 in the three months ended September 30, 2011 to zero in the three months ended September 30, 2012, primarily due to three months of imputed interest on payments due to FundQuest compared to no imputed interest in the current year period. As discussed in notes 3 and 4 to the unaudited consolidated financial statements, due to the FundQuest acquisition and the related termination of the Platform Services Agreement with FundQuest, we have ceased imputing interest expense as of the date of acquisition.

Income tax provision

	Three Months Ended September 30,
	2012	2011
	(in thousands, unaudited)
Income tax provision	$372	$1,106
Effective tax rate	40.3%	36.5%

For the three months ended September 30, 2012 and September 30, 2011, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Results of Operations

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
	(In thousands, unaudited)
Revenues:
Assets under management or administration	$92,498	$74,669	$17,829	24%
Licensing and professional services	20,389	17,967	2,422	13%

Total revenues	112,887	92,636	20,251	22%

Operating expenses:
Cost of revenues	40,163	32,474	7,689	24%
Compensation and benefits	40,031	30,693	9,338	30%
General and administration	22,542	15,809	6,733	43%
Depreciation and amortization	9,016	4,676	4,340	93%
Restructuring charges	115	53	62	117%

Total operating expenses	111,867	83,705	28,162	34%

Income from operations	1,020	8,931	(7,911)	-89%

Other income (expense):
Interest income	26	65	(39)	-60%
Interest expense	(3)	(621)	618	-100%
Other income	—	1,100	(1,100)	-100%
Gain on investments	—	(4)	4	-100%

Total other income (expense)	23	540	(517)	-96%

Income before income tax provision	1,043	9,471	(8,428)	-89%
Income tax provision	420	3,695	(3,275)	-89%

Net income	$623	$5,776	$(5,153)	-89%

Revenues

Total revenues increased 22% from $92,636 in the nine months ended September 30, 2011 to $112,887 in the nine months ended September 30, 2012. The increase was primarily due to an increase in revenues from AUM or AUA of $17,829. Revenues from AUM and AUA were 82% and 81% of total revenues in the nine months ended September 30, 2012 and 2011, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 24% from $74,669 in the nine months ended September 30, 2011 to $92,498 in the nine months ended September 30, 2012. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2012, relative to the corresponding periods in 2011. In 2012, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2011 and the first six months of 2012, as well as an increase in revenues related to the FundQuest acquisition.

The number of financial advisors with AUM or AUA that had client accounts on our technology platform increased from 14,206 as of September 30, 2011 to 15,735 as of September 30, 2012 and the number of AUM or AUA client accounts increased from approximately 337,000 as of September 30, 2011 to approximately 427,000 as of September 30, 2012.

Licensing and professional services

Licensing and professional services revenues increased 13% from $17,967 in the nine months ended September 30, 2011 to $20,389 in the nine months ended September 30, 2012. This increase was primarily due to an increase in licensing revenue of $828 and an increase in professional services revenue of $1,596. The increase in licensing revenue was primarily a result of the acquisitions of Prima and Tamarac, partially offset by the renegotiated license agreement with Fidelity.

Cost of revenues

Cost of revenues increased 24% from $32,474 in the nine months ended September 30, 2011 to $40,163 in the nine months ended September 30, 2012, primarily due to the corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 35% in the nine months ended September 30, 2011 to 36% in the nine months ended September 30, 2012.

Compensation and benefits

Compensation and benefits increased 30% from $30,693 in the nine months ended September 30, 2011 to $40,031 in the nine months ended September 30, 2012, primarily due to an increase in salaries, benefits and commissions of $8,223 related to an increase in headcount as a result of the FundQuest, Prima and Tamarac acquisitions. As a percentage of total revenues, compensation and benefits increased from 33% in the nine months ended September 30, 2011 to 35% in the nine months ended September 30, 2012.

General and administration

General and administration expenses increased 43% from $15,809 in the nine months ended September 30, 2011 to $22,542 in the nine months ended September 30, 2012, primarily due to increases in transaction related costs of $1,785, occupancy costs of $1,357, professional and legal fees of $774, communication, research and data services expense of $912 and travel and entertainment costs of $645. As a percentage of total revenues, general and administration expenses increased from 17% in the nine months ended September 30, 2011 to 20% in the nine months ended September 30, 2012.

Depreciation and amortization

Depreciation and amortization expense increased 93% from $4,676 in the nine months ended September 30, 2011 to $9,016 in the nine months ended September 30, 2012, primarily due to an increase in intangible asset amortization of $3,765 and fixed asset depreciation of $597. The increase in intangible asset amortization was due to an increase in intangible assets as a result of the FundQuest, Prima and Tamarac acquisitions (see note 3 to the unaudited condensed consolidated financial statements). The increase in fixed asset depreciation expense was primarily due to increases in computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization increased from 5% in the nine months ended September 30, 2011 to 8% in the nine months ended September 30, 2012.

Interest expense

Interest expense decreased from $621 in the nine months ended September 30, 2011 to $3 in the nine months ended September 30, 2012, primarily due to nine months of imputed interest on payments due to FundQuest in 2011 compared to no imputed interest in the current year period. As discussed in notes 3 and 4 to the unaudited consolidated financial statements, due to the FundQuest acquisition and the related termination of the Platform Services Agreement with FundQuest, we have ceased imputing interest expense as of the date of acquisition.

Other income

Other income decreased from $1,100 in the nine months ended September 30, 2011 to zero in the nine months ended September 30, 2012. In 2011, the Company received proceeds from an insurance recovery.

Income tax provision

	Nine Months Ended September 30,
	2012	2011
	(in thousands, unaudited)
Income tax provision	$420	$3,695
Effective tax rate	40.3%	39.0%

Our effective tax rate for the nine months ended September 30, 2012 and 2011 differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Non GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Adjusted revenues	$42,684	$32,040	$113,905	$92,636
Adjusted EBITDA	6,362	7,567	16,770	20,913
Adjusted net income	2,853	3,791	7,282	10,234
Adjusted net income per share	0.09	0.12	0.22	0.31

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

Our Compensation Committee, Board of Directors and our management may also consider adjusted EBITDA, among other factors, when determining management’s incentive compensation.

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of customer inducement costs, litigation-related expense, severance, gain on investments, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA, adjusted operating income and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2012 and 2011 we had net cash income tax payments of $604 and $732 in the nine months ended September 30, 2012 and 2011, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share to revenues, net income and net income per share, the most directly comparable U.S. GAAP measure. Further, our management also reviews U.S. GAAP measures and evaluates individual measures that are not included in some or all of our non-U.S. GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Total revenues	$42,283	$32,040	$112,887	$92,636
Deferred revenue fair value adjustment	401	—	1,018	—

Adjusted revenues	$42,684	$32,040	$113,905	$92,636

The following table sets forth a reconciliation of net income to adjusted EBITDA based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Net income	$551	$1,925	$623	$5,776
Add (deduct):
Deferred revenue fair value adjustment	401	—	1,018	—
Interest income	(3)	(19)	(26)	(65)
Interest expense	—	206	3	621
Income tax provision	372	1,106	420	3,695
Depreciation and amortization	3,393	1,550	9,016	4,676
Stock-based compensation expense	1,195	714	3,125	2,359
Restructuring charges and transaction costs	215	302	2,212	365
Severance	146	370	229	673
Impairment of customer inducement asset	—	174	—	174
Litigation related expense	92	24	150	115
Gain on investments	—	8	—	4
Other income	—	—	—	(1,100)
Customer inducement costs	—	1,207	—	3,620

Adjusted EBITDA	$6,362	$7,567	$16,770	$20,913

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 *	2011 *	2012 *	2011 *
	(in thousands, unaudited)
Net income	$551	$1,925	$623	$5,776
Add:
Deferred revenue fair value adjustment	240	—	609	—
Stock-based compensation expense	714	427	1,868	1,411
Restructuring charges and transaction costs	129	181	1,322	218
Severance	87	221	137	402
Impairment of customer inducement asset	—	104	—	104
Amortization of acquired intangibles	1,077	76	2,633	383
Litigation related expense	55	14	90	69
Customer inducement costs	—	722	—	2,165
Other income	—	—	—	(658)
Imputed interest expense	—	121	—	364

Adjusted net income	2,853	3,791	7,282	10,234

Diluted number of weighted-average shares outstanding	33,358,706	32,871,269	33,179,044	32,937,601

Adjusted net income per share	$0.09	$0.12	$0.22	$0.31

*	Adjustments are tax effected using an income tax rate of 40.2% for 2012 and 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had total cash and cash equivalents of $21,133 compared to $64,909 as of December 31, 2011. We believe that our current level of cash generation, together with our existing current assets will adequately support our operations and capital expenditures over the next 12 months.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(In thousands, unaudited)
Net cash provided by operating activities	$19,089	$18,808
Net cash used in investing activities	(67,429)	(5,531)
Net cash provided by financing activities	4,564	2,608
Net increase (decrease) in cash and cash equivalents	(43,776)	15,885
Cash and cash equivalents, end of period	21,133	83,553

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 increased by $281 compared to the same period in 2011, primarily due to a decrease in net income of $5,153 from the nine months ended September 30, 2012 compared to the prior year period, offset by an increase in $4,340 in depreciation and amortization expense and various other non-cash adjustments and changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 increased by $61,898 compared to the same period in 2011. During the nine months ended September 30, 2012 the company acquired Prima and Tamarac for a total consideration of $62,352 (see note 3 to the unaudited condensed consolidated financial statements). Cash disbursements in 2012 and 2011 totaled $5,796 and $5,392, respectively, for purchases of property and equipment and capitalization of internally developed software. In the nine months ended September 30, 2012 the Company also decreased goodwill by $889 resulting from the finalization of the working capital adjustment related to the FundQuest acquisition (see note 3 to the unaudited condensed consolidated financial statements).

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 increased by $1,956 primarily a result of the proceeds from the issuance of restricted stock of $2,759, offset by a decrease in proceeds from the exercise of stock options of $775.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the nine months ended September 30, 2012, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2011 included in our 2011 Form 10-K.

Commitments and Off-Balance Sheet Arrangements

Leases

The following table sets forth information regarding our future minimum lease obligations as of September 30, 2012:

Years ending December 31:
Remainder of 2012	$857
2013	4,189
2014	5,075
2015	5,272
2016	5,490
Thereafter	26,411

$47,294

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

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and nine months ended September 30, 2012, 79% and 82% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and nine months ended September 30, 2012, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $100 and $300 to pre-tax earnings, respectively and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $100 and $300 to pre-tax earnings, respectively.

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

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our 2011 Form 10-K filed, when making investment decisions regarding our securities. The risk factors that were disclosed in our 2011 Form 10-K have not materially changed since the date our 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

None.

(c) Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2012 through July 31, 2012	3,559	$12.51	—	$—
August 1, 2012 through August 31, 2012	—	—	—	—
September 1, 2012 through September 30, 2012	—	—	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2012.

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

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012; (iv) the Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2012 and 2011; (v) Notes to the Condensed Consolidated Financial Statements.

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