Form 10-K
period 2012-12-31
ENVESTNET, INC.
filed 2013-06-14
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2012 as reported on The New York Stock Exchange on that date: $205,972,224. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, and (ii) officers and directors of the registrant, as of June 30, 2012, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

As of June 12, 2013, 32,411,665 shares of the common stock with a par value of $0.005 per share were outstanding.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

•	difficulty in sustaining rapid revenue growth, which may place significant demands on the Company’s administrative, operational and financial resources,

•	fluctuations in the Company’s revenue,

•	the concentration of nearly all of the Company’s revenues from the delivery of investment solutions and services to clients in the financial advisory industry,

•	the Company’s reliance on a limited number of clients for a material portion of its revenue,

•	the renegotiation of fee percentages or termination of the Company’s services by its clients,

•	the Company’s ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies,

•	the impact of market and economic conditions on the Company’s revenues,

•	compliance failures,

•	regulatory actions against the Company,

•	the failure to protect the Company’s intellectual property rights,

•	the Company’s inability to successfully execute the conversion of its clients’ assets from their technology platform to the Company’s technology platform in a timely and accurate manner,

•	general economic conditions, and

•	political and regulatory conditions, as well as management’s response to these factors.

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

Unless the context requires otherwise, the words “Envestnet,” “the Company,” “we,” “us” and “our” are references to Envestnet, Inc. and its subsidiaries as a whole.

Except where we have otherwise indicated or the context otherwise requires, dollar amounts presented in this Form 10-K are in thousands, except for Part III and per share amounts.

Item 1.	Business

General

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our technology platform provides financial advisors with the flexibility to address their clients’ needs. As of December 31, 2012, approximately 23,000 advisors used our technology platform, supporting approximately $368 billion of assets in approximately 1.7 million investor accounts.

Envestnet empowers financial advisors to deliver fee-based advice to their clients. We work with both Independent Registered Investment Advisors (“RIAs”), as well as advisors associated with financial institutions such as broker dealers and banks. The services we offer and market to financial advisors address advisors’ ability to grow their practice as well as to operate more efficiently – the Envestnet platform spans the various elements of the wealth management process, from the initial meeting an advisor has with a prospective client to the ongoing day-to-day operations of managing an advisory practice.

Our centrally-hosted technology platform, which we refer to as having “open architecture” because of its flexibility, provides financial advisors with access to a series of integrated services to help them better serve their clients. These services include risk assessment and selection of investment strategies and solutions, asset allocation models, research and due diligence, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi-custodian performance reporting and communication tools, as well as access to a wide range of leading third-party asset custodians.

We offer these solutions principally through the following product and services suites:

•

Envestnet’s wealth management software empowers advisors to better manage client outcomes and strengthen their practice. Our software unifies the applications and services advisors use to manage their practice and advise their clients, including financial planning; capital markets assumptions; asset allocation guidance; research and due diligence on investment managers and funds; portfolio management, trading and rebalancing; multi-custodial, aggregated performance reporting; and billing calculation and administration.

•

Our Portfolio Management Consultants group (“Envestnet | PMC”®) primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of proprietary investment solutions and products. Envestnet | PMC’s investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and Exchange Traded Fund (“ETF”) portfolios. Envestnet | PMC also offers Prima Premium Research, comprising institutional-quality research and due diligence on investment managers, mutual funds, ETFs and liquid alternatives funds.

•	Envestnet | Tamarac provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management software, principally to high-end RIAs.

•

Envestnet Reporting Solutions software aggregates and manages investment data, provides performance reporting and benchmarking, giving advisors an in-depth view of clients’ various investments, empowering advisors to give holistic, personalized advice and consulting.

We believe that our business model results in a high degree of recurring and predictable financial results.

The majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platform by financial advisors. We also generate revenues from recurring, contractual licensing fees for providing access to our technology platform and from professional services.

For the year ended December 31, 2012, we earned fees of $127,213 from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) by advisors using our technology platform. Asset-based fees accounted for approximately 81%, 81% and 77% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Licensing and professional services fees accounted for 19%, 19% and 23% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

For over 85% of our asset-based fee arrangements, we bill customers at the beginning of each quarter based on the market value of customer assets on our technology platform as of the end of the prior quarter, providing for a high degree of revenue visibility in the current quarter. Furthermore, our licensing fees are highly predictable because they are generally set in multi-year contracts providing longer-term visibility regarding that portion of our total revenues.

As the tables below indicate, our business has experienced steady and significant growth over the last several years. We believe this growth is attributable not only to secular trends in the wealth management industry as described below but also to the uniqueness and comprehensiveness of our product set.

The following table sets forth the assets under management (AUM) or administration (AUA) as of the end of the quarters indicated:

The following table sets forth the number of accounts with assets under management (AUM) or administration (AUA) as of the end of the quarters indicated:

The following table sets forth as of the end of the years indicated the number of financial advisors that had client accounts on our technology platform:

We were founded in 1999 and through organic growth and strategic transactions we have grown to become a leading independent provider of integrated wealth management software and services to financial advisors and institutions. Our headquarters are located in Chicago and we have offices in New York, New York; Denver, Colorado; Seattle, Washington; Sunnyvale, California; Boston, Massachusetts; Landis and Raleigh, North Carolina; and two locations in Trivandrum, India.

Our Market Opportunity

The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household and non-profit organization financial assets totaled $54.4 trillion as of December 31, 2012, up 7% from $50.6 trillion at December 31, 2011, and exceeding the 2007 peak of $52.2 trillion.

In addition to experiencing significant growth in financial assets, the wealth management industry is characterized by a number of important trends, including those described below, which we believe create a significant market opportunity for technology-enabled investment solutions and services like ours.

Increase in independent financial advisors. Based on industry news reports, we believe that over the past several years an increasing percentage of financial advisors have elected to leave large financial institutions and start their own financial advisory practices or move to smaller, more independent firms. According to an analysis done by Cerulli Associates, the number of RIAs and dually-registered advisors increased 7% annually from 34,000 in 2006 to 47,000 in 2011.

Increased reliance on technology among independent financial advisors. In order to compete effectively in the marketplace, independent financial advisors are increasingly relying on technology service providers to help them provide comparable services cost effectively and efficiently.

Increased use of financial advisors. We believe, based on an analysis done by Cerulli Associates, that the recent significant volatility and increasing complexity in securities markets have resulted in increased investor interest in receiving professional financial advisory services.

Increased use of fee-based investment solutions. Based on our industry experience, we believe that in order for financial advisors to effectively manage their clients’ assets, they are seeking account types that offer the flexibility to choose among the widest range of investment solutions. Financial advisors typically charge their fees for these types of flexible accounts based on a percentage of assets rather than on a commission or other basis.

More stringent standards applicable to financial advisors. Increased scrutiny of financial advisors to ensure compliance with current laws, coupled with the possibility of new laws focused on a fiduciary standard, may require changes to the way financial advisors offer advice. In order to adapt to these changes, we believe that financial advisors may benefit from utilizing a technology platform, such as ours, that allows them to address their clients’ wealth management needs.

Our Business Model

We believe that a number of attractive characteristics significantly contribute to the success of our business model, including:

•

Positioned to capitalize on favorable industry trends. As a leading provider of unified wealth management software and services to financial advisors, we believe we are well positioned to take advantage of favorable secular trends in the wealth management industry, particularly the increased prevalence and use of independent financial advisors, the movement toward fee-based pricing structures and advisors’ increased reliance on technology.

•

Recurring and resilient revenue base. The substantial majority of our revenues is recurring and derived either from asset-based fees, which generally are billed at the beginning of each quarter or from fixed fees under multi-year license agreements. For the year ended December 31, 2012, we derived 81% of our total revenues from asset-based fees and 19% from licensing and professional services revenues.

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

•

Substantial operating leverage. Because we have designed our systems architecture to accommodate growth in the number of advisors and accounts we support and to provide the flexibility to add new investment solutions and services, our technology platform and infrastructure allow us to grow our business efficiently, without the need for significant additional expenditures as assets grow. This, combined with low marginal costs required to add additional accounts and new investment solutions and services, enables us to generate substantial operating leverage during the course of our relationship with a financial advisor as the advisor adds accounts to our platform and the assets of the advisor’s clients grow through financial advisors’ use of additional investment solutions and services we provide.

Our Growth Strategy

Envestnet serves the fastest growing segments of the wealth management industry: independent financial advisors; fee-based solutions; and outsourced investment and technology solutions. We intend to increase revenue and profitability by continuing to pursue the following strategies:

•

Increase the advisor base. Through the outreach and marketing activities of our sales and client service teams, we continue the process of leveraging existing enterprise client relationships to add new financial advisors to our technology platform, and building new relationships to add additional advisors. Generally, when we establish an enterprise client relationship, we are provided access to the client’s financial advisors and are given the opportunity to convert them to our technology platform. During the five-year period ended December 31, 2012, within existing enterprises, we increased the number of advisors with AUM or AUA on our platform at a compound annual growth rate of 9%. We added a comparable number of advisors through new enterprise relationships established during the past five years, resulting in the total number of advisors with AUM or AUA on our platform growing at a compound annual growth rate of 18%. Even with that steady growth, we continue to have the opportunity to increase the number of financial advisors we serve within our existing enterprise client relationships as advisors increasingly shift their businesses to fee-based practices.

•

Extend the account base within a given advisor relationship. We work with existing clients to shift an increasing portion of their business to the Envestnet platform. During the five-year period ended December 31, 2012, the average number of AUM or AUA accounts per advisor on our technology platform grew from approximately 16 to 28, an increase of over 75%. As a result, total AUM or AUA accounts increased at a compound annual growth rate of 32% during the same period.

•

Expand the services utilized by each advisor. In most cases, an advisor will leverage only a portion of Envestnet’s services. Accordingly, through our sales and marketing efforts, we will continue to educate our financial advisor customers regarding our capabilities in order to expand the scope of our investment solutions and services they employ.

•

Obtain new enterprise clients. Growing a fee-based offering has become a strategic priority for financial services firms. Envestnet is positioned in the marketplace to empower these firms to deliver fee-based solutions to their advisors. These enterprise clients provide us with access to a large number of financial advisors that may be interested in utilizing our technology platform, as well as to the assets that are managed by these financial advisors. We believe that the current market opportunity for enterprise conversions continues to be significant. New enterprise clients also provide further opportunities to execute on the other strategies discussed above.

•

Continue to invest in our technology platform. We intend to continue to invest in our technology platform to provide financial advisors with access to investment solutions and services that address the widest range of financial advisors’ front-, middle—and back-office needs. In the years ended December 31, 2012, 2011 and 2010, our technology development expenditures totaled $8,659, $6,424 and $5,588, respectively.

•

Continue to pursue strategic transactions and other relationships. We intend to continue to selectively pursue acquisitions, investments and other relationships that we believe can enhance the attractiveness of our technology platform or expand our client base. Given our scale of operations and record of past transactions, we believe we are well-positioned to engage in such transactions in the future.

•

In December 2011, we completed the acquisition of FundQuest Incorporated (“FundQuest”), a subsidiary of BNP Paribas Investment Partners USA Holdings, Inc. FundQuest (which was renamed Envestnet Portfolio Solutions, Inc.), a provider of fee-based managed services and solutions with approximately $15 billion in AUM or AUA, was integrated fully into Envestnet during 2012.

•

In April 2012, we acquired Prima Capital Holding, Inc. (“Prima”). Prima, now part of Envestnet | PMC, provides Prima Premium Research, including investment manager due diligence, consulting, and custom research to the wealth management and retirement industries. Prima’s clientele includes banks, independent RIAs, regional broker-dealers, family offices and trust companies.

•

In May 2012, we acquired Tamarac, Inc. (“Tamarac”). Tamarac, now operating as Envestnet | Tamarac, provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management software, principally to high-end RIAs.

•

On April 11, 2013, we entered into a definitive agreement to acquire substantially all of the assets of the Wealth Management Solutions (“WMS”) division of Prudential Investments for $10,000 in cash upon closing, subject to certain post-closing adjustments, plus contingent consideration of up to a total of $23,000 in cash, based upon meeting certain performance targets, to be paid over three years. WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings. We anticipate the acquisition will be completed in the third quarter of 2013.

Our Technology Platform

Our proprietary Web-based platform provides financial advisors with access to investment solutions and services that address, in one unified, centrally-hosted platform, based on our knowledge of the industry, the widest range of front-, middle—and back-office needs in our industry. The “open architecture” design of our technology platform provides financial advisors with flexibility in terms of the investment solutions and services they access, and configurability in the manner in which the financial advisors utilize particular investment solutions and services. The multi-tenant platform architecture ensures that this level of flexibility and customization is achieved without requiring us to create unique applications for each client, thereby reducing the need for additional technology personnel and associated expenses. In addition, though our technology platform is designed to deliver a breadth of functions, financial advisors are able to select from the various investment solutions and services we offer, without being required to subscribe to or purchase more than what they believe is necessary.

Envestnet’s Advisor Suite® enables advisors to better advise their clients, invest portfolios, manage their practice and those portfolios, and report on their clients’ holdings.

Advise. Our technology platform provides financial advisors with a flexible proposal and presentation tool that is capable of creating highly customized documents, including signature-ready forms needed to open client accounts. Also, our platform includes a number of financial planning tools such as Monte Carlo simulations, portfolio diagnostics and retirement planning which enable financial advisors to create and implement financial plans that are tailored to each client’s investment goals, risk tolerance and assets. Our technology platform provides financial advisors with a customizable risk tolerance questionnaire, which assists advisors in understanding the investment objectives and preferences of their clients and also helps the advisor comply with applicable regulatory requirements regarding the suitability of investments and fiduciary obligations. Based on answers to the questionnaire, the advisor can analyze whether the current portfolio is appropriate to reach the client’s goals and suggest an investment policy. We also empower advisors to improve their research and advice through the institutional quality research we provide on investment managers, funds, and alternative investments, and asset allocation guidance through Envestnet | PMC and Prima Premium Research.

Invest. Once the investment solutions have been selected, our technology platform, through relationships we have established with a variety of investment managers, allows the financial advisor to access and choose from a wide range of investment programs, including separately managed accounts, unified managed accounts, third-party strategist programs, mutual fund and ETF programs, and others, depending on the financial advisor’s assessment of the client’s needs. Because our technology platform supports nearly every investment program type that is currently available, financial advisors are able to keep more of a client’s assets on one technology platform, thereby simplifying the operation of their practice, saving time and lowering costs. Envestnet | PMC provides consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, including asset allocation modeling, asset manager and mutual fund due diligence, manager and fund selection and ongoing monitoring, investment portfolio construction and overlay services, principally relating to ongoing portfolio management and asset allocation rebalancing. Envestnet | PMC also creates proprietary investment solutions and products, including separate account strategies, multi-manager portfolios, mutual funds, mutual fund wrap and ETF asset allocation strategies.

Manage. Once a financial advisor has created a client account and selected investment solutions and programs, our technology platform provides access to ongoing account management services. Additionally, Envestnet | PMC portfolio managers review all Envestnet | PMC models and proprietary portfolios to determine when to rebalance across asset classes. We also offer overlay services that can help enhance an advisor’s ability to carry out his or her fiduciary responsibility. Financial advisors can receive risk and style drift alerts, enabling them to adjust their clients’ portfolios to ensure that the portfolios remain in compliance with their clients’ stated investment objectives and risk tolerance levels. These services include ongoing review of investment portfolios for compliance with asset allocation criteria, with rebalancing recommendations made as necessary, assistance with investment portfolio tax management and review of investment accounts to ensure that investment decisions are consistent with the client’s investment objectives. We also offer a socially responsible overlay which the financial advisor may use to maintain compliance with clients’ investment restrictions. These may include securities issued by specific companies or from issuers in certain industries that clients want to exclude from their investment accounts.

Envestnet | Tamarac Advisor Xi integrates portfolio accounting, model management, monitoring, rebalancing, trading, performance reporting, and enterprise-level client relationship management (“CRM”) software. Advisor Xi also empowers advisors to receive drift alerts and rebalancing notifications to help ensure that asset allocations conform to a client’s investment policy. Envestnet | Tamarac’s rebalancing software also can be configured to rebalance assets in the most tax-efficient manner for the client.

Report. Our technology platform helps advisors to better report on their clients’ consolidated holdings through our Envestnet | Vantage and Envestnet | Tamarac offerings, which provide trade-ready, fully-reconciled aggregated performance reports to advisors and their end clients. Our technology platform provides financial advisors with access to over 30 third-party custodians, real-time data and Web-based service tools. Our platform generates highly configurable aggregated reports showing holdings, investment performance, capital gains and losses and other information for financial advisors to provide to their clients that can be downloaded, viewed online or printed. In addition, through our India operations, our technology platform provides financial advisors with access to client account data reconciled daily with records maintained by multiple custodians. Accordingly, when securities markets open each day, financial advisors have the most up-to-date account data available. Our technology platform also supports a wide range of fee and billing structures. These include breakpoint pricing, where lower fee rates are applied as asset levels meet or exceed pre-established thresholds, fees based on aggregated client funds across several accounts held by family members, fees tailored to different investment programs and investment solution types and other customized fee and billing arrangements. Our technology platform includes configurable Fiduciary Oversight Notes (“FONs”) that help advisors understand implications of the decisions they make via educational text boxes, and then memorialize those decisions for client service and reporting. The FONs may be searched and reviewed by home offices or the advisors themselves.

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

Enterprise clients. We provide enterprise clients with a customized, private-labeled technology platform that enables them to support their affiliated financial advisors with a broad range of investment solutions and services. Our contracts with enterprise clients establish the applicable terms and conditions, including pricing terms, service level agreements and basic platform configurations. For the years ended December 31, 2012, 2011 and 2010, revenues associated with our relationship with our single largest enterprise client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 22%, 31% and 31%, respectively, of our total revenues. No other client accounted for more than 10% of our total revenues. Examples of our other enterprise clients include Northwestern Mutual, National Financial Partners, National Planning Holdings and Russell Investments.

Sales and Marketing

Our sales and marketing staff of more than 100 employees is organized by sales channel and product offering. Our enterprise sales team focuses on entering into agreements with enterprise clients, which enable us to sell our platform capabilities to those firms and the advisors associated with them. Our advisory sales team sells to the individual financial advisors of broker dealers and enters into agreements with RIA firms. Envestnet | Tamarac sells rebalancing, performance reporting and CRM solutions principally to large RIA firms. Envestnet | PMC offers portfolio and investment management consulting services, including Prima Premium Research and due diligence capabilities.

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

To implement our marketing efforts, we generally employ paid print and online advertisements in a variety of industry publications, as well as promotions that include e-blast campaigns and sponsored webinars. We also partner with independent broker dealers (“IBDs”) on direct mail campaigns targeting such firms’ financial advisors to describe the investment solutions and services that we offer, produce brochures and presentations for financial advisors to use with their clients and we create Internet pages or sites to promote our investment solutions and services.

Competition

We generally compete on the basis of several factors, including the breadth and quality of investment solutions and services to which we provide access through our technology platform, the number of custodians that are connected through our technology platform, the price of our investment solutions and services, the ease of use of our technology platform and the nature and scope of investment solutions and services that each client believes are necessary to address their needs. Our competitors offer a variety of products and services that compete with one or more of the investment solutions and services provided through our technology platform, although, based on our industry experience, we believe that none offers a more comprehensive set of products and services than we do. Our principal competitors include:

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

•

Providers of Specific Service Applications. A number of our competitors, including Advent Software, Inc., provide financial advisors with a product or service designed to address one specific issue or need, such as financial planning or performance reporting. While our technology platform also provides access to these investment solutions or services, financial advisors may elect to utilize a single application rather than a fully integrated platform.

•

Custodians. A number of leading asset custodians, such as Pershing (a subsidiary of BNY Mellon Corporation) and The Charles Schwab Corporation, have expanded beyond their custodial businesses to also offer advisor trading tools that compete with our financial advisor-directed solutions.

Technology

Our technology platform features a three-tier architecture integrating a Web-based user interface, an application tier that houses the business logic for all of the platform’s functionality and a SQL Server database. The application tier resides behind load balancers which distribute the workload demands across our servers. We believe our technology design allows for significant scalability.

We devote significant resources to ensuring sufficient platform capacity and system uptime. In 2012, our actual uptime was 99.8%. We have achieved Service Organization Control Report (“SOC1”) compliance with our platform and we maintain multiple redundancies, back up our databases and safeguard technologies and proprietary information consistent with industry best practices. We also maintain a comprehensive business continuity plan and company-wide risk assessment program that is consistent with industry best practices and that complies with applicable regulatory requirements.

We have historically made significant investments in platform development in order to enhance and expand our technology platform and expect to continue to make significant investments in the future. In the years ended December 31, 2012, 2011 and 2010, we incurred technology development expenditures totaling approximately $8,659, $6,424 and $5,588, respectively. Of these expenditures, we capitalized approximately $2,350, $1,482 and $1,340, respectively, as internally developed software. The increase in the amount of technology development expenditures and the increase in the amount we capitalized in 2012 compared to 2011 is a result of technology development expenditures related to Envestnet | Tamarac products. We expect to continue focusing our technology development efforts principally on adding features to increase our market competitiveness, enhancements to improve operating efficiency and reduce risk, and client-driven requests for new capabilities.

Intellectual Property and Proprietary Rights

We rely on a combination of trademark, copyright and trade secret protection laws to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information. We enter into confidentiality agreements with our employees, consultants, customers and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. In the normal course of business, we provide our intellectual property to third parties through licensing or restricted use agreements. We have proprietary know-how in algorithms, implementation and business on-boarding functions, along with a wide variety of applications software. We have registered the mark “ENVESTNET” with the U.S. Patent and Trademark Office in addition to several marks commonly used by Envestnet. We also pursue the registration of certain of our other trademarks and service marks in the United States. In addition, we have registered our domain name, www.envestnet.com and several other websites, such as www.envestnetpmc.com, www.investpmc.com, www.fiduciaryopportunity.com and www.envestnetadvisor.com. We have established a system of security measures to protect our computer systems from security breaches and computer viruses. We have employed various technology and process-based methods, such as clustered and multi-level firewalls, intrusion detection mechanisms, vulnerability assessments, content filtering, antivirus software and access control mechanisms. We also use encryption techniques for data transmissions. We control and limit access to confidential and proprietary information on a “need to know” basis.

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

Our wholly-owned subsidiaries, Envestnet Asset Management, Inc., Portfolio Management Consultants, Inc. and Envestnet Portfolio Solutions, Inc. operate investment advisory businesses. These subsidiaries are registered with the U.S. Securities and Exchange Commission (“SEC”) as “investment advisers” under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are regulated thereunder. As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, it could have a substantial effect on our business. Envestnet Asset Management, Inc. serves as the investment adviser to two mutual funds and a series of collective investment trusts managed towards retirement target dates. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act and the Investment Company Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, and detailed operating requirements, including restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees, and provide extensive and ongoing disclosure to clients. The application of these requirements to wrap fee programs is particularly complex and the SEC has in the past scrutinized firms’ compliance with these requirements. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Although we believe we are in compliance in all material respects with the requirements of the Advisers Act and the Investment Company Act and the rules and interpretations promulgated thereunder, our failure to comply with such laws, rules and interpretations could have a material adverse effect on us. Collective investment trusts are unregistered funds operated by a trust company or a bank regulated by the Office of the Comptroller of Currency (the “OCC”). In our role as advisor to these funds, we operate under substantially similar obligations to those discussed above for mutual funds.

Portfolio Brokerage Services, Inc., (“PBS”), our broker-dealer subsidiary, is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934, (“Exchange Act”), in all 50 states and the District of Columbia. In addition, PBS is a member of the Financial Industry Regulatory Authority (“FINRA”), the securities industry self-regulatory organization that supervises and regulates the conduct and activities of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA and the SEC conduct periodic examinations of the operations of its members, including PBS. Violation of applicable regulations can result in the suspension or revocation of a broker-dealer’s registration, the imposition of censures or fines and the suspension or expulsion of the broker-dealer from FINRA. PBS is subject to minimum net capital requirements under the Exchange Act, SEC and FINRA rules and conducts its business pursuant to the exemption from the SEC’s customer protection rule provided by Rule 15c3-3(k)(2)(i) under the Exchange Act. As of December 31, 2012, PBS was required to maintain a minimum of $100 in net capital and its actual net capital was $968.

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

•

On no less than an annual basis, the client’s financial advisor contacts the client to determine whether there have been any changes in the client’s financial situation or investment objectives, and whether the client wishes to impose any reasonable restrictions on the management of the account or reasonably modify existing restrictions. This information is communicated to us and reflected in our management of client accounts;

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

Employees

As of December 31, 2012, we had 769 employees, including 115 in sales and marketing, 235 in engineering and systems, 342 in operations, 23 in investment management and research, and 54 in executive and corporate functions. Of these 769 employees, 326 were located in India. None of our employees is represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
Judson Bergman	56	Chairman, Chief Executive Officer, Director
William Crager	49	President
Peter D’Arrigo	45	Chief Financial Officer
Scott Grinis	51	Chief Technology Officer
Shelly O’Brien	47	Chief Legal Officer, General Counsel and Corporate Secretary
Brandon Thomas	49	Chief Investment Officer

Judson Bergman, See information disclosed in “Item 10. Directors, Executive Officers and Corporate Governance.”

William Crager, Age 49. Mr. Crager has served as our President since 2002. Prior to joining us, Mr. Crager served as Managing Director of Marketing and Client Services at Rittenhouse Financial Services, Inc., an investment management firm affiliated with Nuveen Investments, Inc. (“Nuveen”), a diversified investment manager. Mr. Crager received an MA from Boston University and a BA from Fairfield University, with a dual major in economics and English.

Peter D’Arrigo, Age 45. Mr. D’Arrigo has served as our Chief Financial Officer since 2008. Prior to joining us, Mr. D’Arrigo worked at Nuveen where he served as Treasurer since 1999, as well as holding a variety of other titles after joining them in 1990. Mr. D’Arrigo received an MBA from the Northwestern University Kellogg Graduate School of Management and an undergraduate degree in applied mathematics from Yale University.

Scott Grinis, Age 51. Mr. Grinis has served as our Chief Technology Officer since 2004. Prior to joining us, Mr. Grinis co-founded Oberon Financial Technology, Inc., our subsidiary, prior to its acquisition by us. Mr. Grinis received a BS and an MS degree in electrical engineering from Stanford University.

Shelly O’Brien, Age 47. Ms. O’Brien has served as our Chief Legal Officer, General Counsel and Corporate Secretary since 2002. Prior to joining us, Ms. O’Brien was General Counsel and Director of Legal and

Compliance for ING (U.S.) Securities, Futures & Options Inc., a broker-dealer, and futures commission merchant. Ms. O’Brien received a degree in political science from Northwestern University, a JD from Hamline University School of Law, and an LLM in taxation from John Marshall Law School.

Brandon Thomas, Age 49. Mr. Thomas is a co-founder of our company and has served as Chief Investment Officer and Managing Director of Portfolio Management Consultants, our internal investment management and portfolio consulting group, since 1999. Prior to joining us, Mr. Thomas was Director of Equity Funds for Nuveen. Mr. Thomas received an MBA from the University of Chicago, a JD from DePaul University and is a graduate of Brown University.

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

Our revenues during the three years ended December 31, 2012 have grown at a compound annual growth rate of 27%. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend on, among other things, our ability to successfully grow our total assets under management and administration and add additional clients. If we are unable to implement our growth strategy, develop new investment solutions and services and gain new clients, our results of operations, financial condition or business may be materially adversely affected.

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

We compete with many different types of companies that vary in size and scope, including Pershing LLC (a subsidiary of BNY Mellon Corporation), The Charles Schwab Corporation, SEI Investments Company, Genworth Financial Inc., Advent Software, Inc., and Lockwood Advisors (a subsidiary of BNY Mellon Corporation) and which are discussed in greater detail under “Business—Competition” included in this Form 10-K. In addition, some of our clients have developed or may develop the in-house capability to provide the technology and/or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisors, obviating the need to hire us, and they may offer these services to third-party financial advisors or financial institutions, thereby competing directly with us for that business.

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

Our Envestnet | PMC group competes with other providers of investment solutions and products. These competitors may offer broader solutions and/or products and their solutions and/or products may have better investment returns during one or more periods. If the investment returns on our investment products are not perceived to be competitive, we could experience outflows of assets from these products and face difficulty attracting new assets to these products.

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

For the years ended December 31, 2012, 2011 and 2010, revenues associated with our relationship with our single largest client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 22%, 31% and 31% respectively, of our total revenues and our ten largest clients accounted for 47%, 64% and 62%, respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. The license fee payments pursuant to our license agreement with Fidelity were renegotiated and reduced as of December 31, 2011 and were extended for an additional five years. The agreement, as amended, includes receiving ongoing platform services fees through the Fidelity relationship based upon asset-based fees. No assurance can be given as to whether any projected increase in asset-based fees will offset the reduction in license fees. A majority of our agreements with financial advisors generally provides for termination at any time. If our contractual relationship with Fidelity were to terminate, or if a significant number of our most important clients were to terminate their contracts with us and we were unable to obtain a significant number of new clients, our results of operations, financial condition or business could be materially adversely affected.

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

Asset-based fees make up a significant portion of our revenues. Asset-based fees represented 81%, 81% and 77% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. We expect that asset-based fees will continue to represent a significant percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a mutual fund or other investment solution. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset-based fees could be materially adversely affected.

We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic conditions and general trends in business and finance that are beyond our control. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn, investors may choose to withdraw assets from financial advisors, which we refer to as “redemptions”, and transfer them to investments that are perceived to be more secure, such as bank deposits and Treasury securities. For example, in late 2007 and through the first quarter of 2009, the financial markets experienced a broad and prolonged downturn, our redemption rates were higher than our historical average, and our results of operations, financial condition and business were materially adversely affected. Any prolonged downturn in financial markets or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.

Investors’ decisions regarding their investment assets are affected by many factors and investors may redeem or withdraw their investment assets generally at any time. Significant changes in investing patterns or large-scale withdrawal of investment funds could have a material adverse effect on our results of operations, financial condition or business.

The clients of our financial advisors are generally free to change financial advisors, forgo the advice and other services provided by financial advisors or withdraw the funds they have invested with financial advisors. These clients of financial advisors may elect to change their investment strategies, by moving their assets away from equity securities to fixed income or other investment options, or by withdrawing all or a portion of their assets from their accounts to avoid all securities markets-related risks. These actions by investors are outside of our control and could materially adversely affect the market value of the investment assets that our clients manage, which could materially adversely affect the asset-based fees we receive from our clients.

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

Our reputation, which depends on earning and maintaining the trust and confidence of our clients, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by our clients or stockholders, employee misconduct, perceptions of conflicts of interest and rumors, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of our investment solutions and services may not be the same or better than that of other providers, can also damage our reputation. Any damage to our reputation could harm our ability to attract and retain clients, which would materially adversely affect our results of operations, financial condition and business.

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

The financial services industry is among the most extensively regulated industries in the United States. We operate investment advisory, broker-dealer, mutual fund and collective investment trust lines of business, each of which is subject to a specific and extensive regulatory scheme. In addition, we are subject to numerous laws and regulations of general application. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients’ businesses.

Certain of our subsidiaries are registered as “investment advisers” with the SEC under the Advisers Act and are regulated thereunder. In addition, many of our investment advisory services are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided under Rule 3a-4 under the Investment Company Act. If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. Certain of our registered investment adviser subsidiaries provide advice to mutual fund clients and collective investment trusts. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act and the Investment Company Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations. Collective investment trusts are unregistered funds operated by a trust company or a bank regulated by the OCC. In our role as advisor to these funds, we operate under substantially similar obligations to those discussed above for mutual funds.

In addition, PBS, our broker-dealer subsidiary, is registered as a broker-dealer with the SEC and with all 50 states and the District of Columbia, and is a member of FINRA, a securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customer funds and securities, capital structure, recordkeeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA conducts periodic examinations of the operations of its members, including PBS. As a broker-dealer, PBS is also subject to certain minimum net capital requirements under SEC and FINRA rules. Compliance with the net capital rules may limit our ability to withdraw capital from PBS.

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

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any current proposals will become law, and it is difficult to predict how any changes or potential changes could affect our business. Changes to laws or regulations could increase our potential liability in connection with the investment solutions and services that we provide. The introduction of any new laws or regulations could make our ability to comply with applicable laws and regulations more difficult and expensive. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

A deemed “change of control” of our company could require us to obtain the consent of our clients and a failure to do so properly could adversely affect our results of operations, financial condition or business.

Under the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries may not be assigned without the client’s consent. Under the Investment Company Act, advisory agreements with registered funds terminate automatically upon assignment and, any assignment of an advisory agreement must be approved by the board of directors and the shareholders of the registered fund. Under the Advisers Act and the Investment Company Act, such an assignment may be deemed to occur upon a change of control of the Company. A change of control includes both gaining or losing a “controlling person.” Whether someone is a controlling person for these purposes depends significantly on the specific facts and circumstances. There can be no assurance that if we undergo a change of control, we would be successful in obtaining all necessary consents or that the method by which we obtain such consents could not be challenged at a later time. If we are unable to obtain all necessary consents or if such a challenge were to be successful it could have a material adverse effect on our results of operations, financial condition or business.

We rely on exemptions from certain laws and if for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected.

We regularly rely on exemptions from various requirements of the Exchange Act, the Investment Company Act and the Employee Retirement Income Security Act of 1974 in conducting our activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected.

If government regulation of the Internet or other areas of our business changes, or if consumer attitudes toward use of the Internet change, we may need to change the manner in which we conduct our business or incur greater operating expenses.

The adoption, modification or interpretation of laws or regulations relating to the Internet or other areas of our business could adversely affect the manner in which we conduct our business. Such laws and regulations may cover sales practices, taxes, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, broadband residential Internet access and the characteristics and quality of services. Moreover, it is not clear how existing laws governing these matters apply to the Internet. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, we may be required to incur additional expenses or alter our business model, either of which could have a material adverse effect on our results of operations, financial condition or business.

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

None of our technologies, investment solutions or services is covered by any copyright registration, issued patent or patent application. We are the owner of eight registered trademarks in the United States, including “ENVESTNET,” and we claim common law rights in other trademarks that are not registered. We cannot guarantee that:

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

We cannot be certain that our internally developed or acquired technologies, investment solutions or services do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights to the products they license to us. The risk of infringement claims against us will increase if more of our competitors are able to obtain patents for investment solutions or services or business processes. In addition, we face additional risk of infringement or misappropriation claims if we hire an employee who possesses third party proprietary information who decides to use such information in connection with our investment solutions, services or business processes without such third-party’s authorization. We have in the past been and may in the future be subject to legal proceedings and claims that we have infringed or misappropriated the intellectual property rights of a third party. These claims sometimes involve patent holding companies who have no relevant product revenues and against whom our own proprietary technology may therefore provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers, which, in certain circumstances, we have agreed to indemnify. Any intellectual property related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages or make changes to the investment solutions and services that we offer. Any of the foregoing could prevent us from competing effectively, result in substantial costs to us, divert management’s attention and our resources away from our operations and otherwise harm our reputation.

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

We expect to grow our business by, among other things, making acquisitions. In December 2011, we completed the acquisition of FundQuest and in the second quarter of 2012, we completed the acquisitions of Prima, Tamarac, and on April 11, 2013, we entered into a definitive agreement to acquire substantially all of the assets of the WMS, which we anticipate will be completed in the third quarter of 2013. Acquisitions involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Acquisitions might also result in losing key employees. In addition, we may fail to successfully integrate acquisitions successfully. We may also fail to generate enough revenues or profits from an acquisition to earn a return on the associated purchase price.

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

When we begin working with a new client, or acquire new client assets through an acquisition or other transaction, we are often required to convert the new assets from the clients’ technology platform to our technology platform. These conversions present significant technological and operational challenges, can be time-consuming and may divert management’s attention from other operational activities. If we fail to successfully complete our conversions in a timely and accurate manner, we may be required to expend more time and resources than anticipated, which could erode the profitability of the client relationship. In addition, any such failure may harm our reputation and may make it less likely that prospective clients will commit to working with us. Any of these risks could materially adversely affect our results of operations, financial condition or business.

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

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for some of our investment solutions and services, rapid technological change. Changing client demands, new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services and investment solution and service enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development expenditures of $8,659, $6,424 and $5,588 in the years ended December, 31, 2012, 2011 and 2010, respectively. We expect that our technology development expenditures will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

In preparing our financial statements for 2012, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this or other material weaknesses that we may identify in the future could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified a material weakness in our internal control over financial reporting as of December 31, 2012. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by management as of December 31, 2012 consisted of inadequate and ineffective controls over income tax accounting. As a result of this material weakness, our management concluded as of December 31, 2012 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

If the remedial measures we have begun implementing that are designed to address this material weakness are insufficient to address this material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	changes in the economic performance or market valuations of other companies engaged in providing wealth management software and services;

•	loss of a significant amount of existing business;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	issuance of new or updated research reports by securities analysts;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	sales or expected sales of additional common stock;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	general economic and market conditions.

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

Our directors and executive officers, together with members of their immediate families, as a group, beneficially own, in the aggregate, approximately 24% of our outstanding capital stock as of December 31, 2012. As a result, when acting together, this group has the ability to exercise significant influence over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. The interests of our insider stockholders may not be aligned with the interests of our other stockholders and conflicts of interest may arise. In addition, the concentration of our shares may have the effect of delaying, deterring or preventing significant corporate transactions which may otherwise adversely affect the market price of our shares.

The future sale of shares of our common stock may negatively impact our stock price.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by a large stockholder could cause the market price of our common stock to fall. In December 2012, we filed a registration statement on Form S-3 for the potential resale of shares representing up to approximately 24% of our outstanding common stock. While that Form S-3 is no longer effective, such registration could indicate a present desire to sell those shares. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for stockholders to execute transactions in a timely fashion.

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

Our headquarters are located in Chicago, Illinois, and consist of approximately 38,000 square feet of leased space. We also lease office space in Denver, Colorado; New York, New York; Sunnyvale, California; Boston, Massachusetts; Seattle, Washington; Raleigh and Landis, North Carolina and two locations in Trivandrum, India. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.

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

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock, for each of the periods presented below as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions.

2011
Quarter ended March 31, 2011	$16.78 to $11.91
Quarter ended June 30, 2011	$15.02 to $12.99
Quarter ended September 30, 2011	$14.94 to $9.67
Quarter ended December 31, 2011	$12.24 to $9.60

2012
Quarter ended March 31, 2012	$13.01 to $11.34
Quarter ended June 30, 2012	$12.98 to $10.94
Quarter ended September 30, 2012	$12.75 to $11.23
Quarter ended December 31, 2012	$13.98 to $11.77

(b) Holders

The approximate number of common stockholders was 228 as of June 12, 2013.

(c) Dividends

We have not paid dividends for the most recent two years.

Common Stock

As of December 31, 2012, we had 500,000,000 common shares authorized at a par value of $0.005, of which 32,355,675 shares were outstanding.

Preferred Stock

As of December 31, 2012, we had 50,000 preferred shares authorized at a par value of $0.001, of which no shares were outstanding.

(d) Securities Authorized for Issuance Under Equity Compensation Plan

For a description of securities authorized under our equity compensation plans, see note 13 to the notes to consolidated financial statements in Part II, Item 8.

(e) Stock Performance Graph

The following graph compares the cumulative return to stockholders on our common stock relative to the cumulative total returns of the Russell® 2000 Index and The S&P North American Technology-Services IndexTM from the effective date of our initial public offering on July 28, 2010 through December 31, 2012. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

29 MONTH STOCK PERFORMANCE GRAPH

	7/28/2010	12/31/2010	12/31/2011	12/31/2012
Envestnet, Inc. (“ENV”)	$100.00	$189.55	$132.89	$155.00
Russell® 2000 Index	100.00	119.02	114.05	132.70
S&P North American Technology-Services IndexTM	100.00	112.38	126.21	153.33

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(f) Recent Sales of Unregistered Securities

None

(g) Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data

Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share information)
Revenues:
Assets under management or administration	$127,213	$99,236	$75,951	$56,857	$71,738
Licensing and professional services	30,053	23,942	22,101	21,067	20,104

Total revenues	157,266	123,178	98,052	77,924	91,842

Operating expenses:
Cost of revenues	56,119	42,831	31,444	24,624	34,604
Compensation and benefits	54,973	40,305	37,027	28,763	28,452
General and administration	30,617	21,856	21,607	15,726	15,500
Depreciation and amortization	12,400	6,376	5,703	4,499	3,538
Restructuring charges	115	434	961	-	-

Total operating expenses	154,224	111,802	96,742	73,612	82,094

Income from operations	3,042	11,376	1,310	4,312	9,748
Total other income (expense)	26	(796)	(403)	(3,368)	115

Income before income tax provision	3,068	10,580	907	944	9,863
Income tax provision	2,603	2,975	1,533	1,816	4,608

Net income (loss)	465	7,605	(626)	(872)	5,255
Less preferred stock dividends	-	-	(422)	(720)	(203)
Less net income allocated to participating convertible preferred stock	-	-	-	-	(2,406)

Income (loss) attributable to common shareholders	$465	$7,605	$(1,048)	$(1,592)	$2,646

Net income (loss) per share attributable to common stockholders
Basic	$0.01	$0.24	$(0.05)	$(0.12)	$0.20

Diluted	$0.01	$0.23	$(0.05)	$(0.12)	$0.19

Weighted average common shares outstanding:
Basic	32,162,672	31,643,390	20,805,911	12,910,998	13,354,845

Diluted	33,341,615	32,863,834	20,805,911	12,910,998	13,354,845

Consolidated Balance Sheet Data

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cash and cash equivalents	$29,983	$64,909	$67,668	$31,525	$28,445
Working capital	14,178	64,944	62,979	27,262	21,405
Goodwill and intangible assets	92,794	33,559	3,213	3,261	4,331
Total assets	162,399	137,702	141,029	74,064	71,257
Stockholders’ equity	125,996	115,639	101,480	57,252	57,589

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where we have otherwise indicated or the context otherwise requires, dollar amounts presented in this Form 10-K are in thousands, except for Part III and per share amounts.

Overview

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our Web-based platform provides financial advisors with the flexibility to address their clients’ needs.

Envestnet empowers financial advisors to deliver fee-based advice to their clients. We work with both independent advisors (RIAs), as well as advisors associated with financial institutions (broker dealers, banks). The services we offer and market to financial advisors address advisors’ ability to grow their practice as well as operate more efficiently – the Envestnet platform spans from the initial meeting an advisor has with a prospective client to the ongoing day-to-day operations of managing an advisory practice.

Our centrally-hosted technology platform, which we refer to as having “open architecture” because of its flexibility, provides financial advisors with access to a series of integrated services to help them better serve their clients. These services include risk assessment and selection of investment strategies and solutions, asset allocation models, research and due diligence, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi-custodian performance reporting and communication tools, as well as access to a wide range of leading third-party asset custodians.

We offer these solutions principally through the following product and services suites:

•

Envestnet’s wealth management software empowers advisors to better manage client outcomes and strengthen their practice. Our software unifies the applications and services advisors use to manage their practice and advise their clients, including financial planning; capital markets assumptions; asset allocation guidance; research and due diligence on investment managers and funds; portfolio management, trading and rebalancing; multi-custodial, aggregated performance reporting; and billing calculation and administration.

•

Our Portfolio Management Consultants group (“Envestnet | PMC”®) primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of proprietary investment solutions and products. Envestnet | PMC’s investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and ETF portfolios. Envestnet | PMC also offers Prima Premium Research, comprising institutional-quality research and due diligence on investment managers, mutual funds, ETFs and liquid alternatives funds.

•	Envestnet | Tamarac provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management software, principally to high-end RIAs.

•

Envestnet Reporting Solutions software aggregates and manages investment data, provides performance reporting and benchmarking, giving advisors an in-depth view of clients’ various investments, empowering advisors to give holistic, personalized advice.

We believe that our business model results in a high degree of recurring and predictable financial results.

Revenues

Overview

We earn revenues primarily under two pricing models. First, a majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platform by financial advisors. These revenues are recorded under revenues from assets under management (“AUM”) or administration (“AUA”) or collectively (“AUM/A”). Our asset-based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset-based fees accounted for approximately 81%, 81% and 77% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. In future periods, the percentage of our total revenues attributable to asset-based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant license agreements, the mix of AUM or AUA, and other factors. As of December 31, 2012, approximately $98 billion of investment assets subject to asset-based fees were managed or administered utilizing our technology platform by approximately 16,100 financial advisors through approximately 450,000 investor accounts.

We also generate revenues from recurring, contractual licensing fees for providing access to our technology platform. These revenues are recorded under revenues from licensing and professional services. Licensing fees are generally fixed in nature for the contract term and are based on the level of investment solutions and services provided, rather than on the amount of client assets on our technology platform. Licensing fees accounted for 15%, 16% and 20% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Fees received in connection with professional services accounted for the remainder of our total revenues. As of December 31, 2012, approximately $270 billion of investment assets for which we receive licensing fees for utilizing our technology platform were serviced by approximately 6,900 financial advisors through approximately 1,228,000 investor accounts.

The following table provides information regarding the amount of assets utilizing our platform, financial advisors and investor accounts in the periods indicated.

	As of December 31,
	2012	2011	2010
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$30,970	$22,936	$14,486
Assets Under Administration (AUA)	67,368	47,148	49,202

Subtotal AUM/A	98,338	70,084	63,688
Licensing	269,729	69,514	75,668

Total Platform Assets	$368,067	$139,598	$139,356

Platform Accounts
AUM	156,327	124,636	65,663
AUA	293,151	216,038	241,162

Subtotal AUM/A	449,478	340,674	306,825
Licensing	1,228,016	588,038	603,950

Total Platform Accounts	1,677,494	928,712	910,775

Advisors
AUM/A	16,085	13,887	13,833
Licensing	6,941	5,709	7,746

Total Advisors	23,026	19,596	21,579

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

For over 85% of our revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our technology platform as of the end of the prior quarter. For example, revenues from assets under management or administration recognized during the fourth quarter of 2012 were primarily based on the market value of assets as of September 30, 2012. Our revenues from assets under management or administration are generally recognized ratably throughout the quarter based on the number of days in the quarter.

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

Our revenues from assets under management or administration are also affected by changes in the market values of securities held in client accounts due to fluctuations in the securities markets. Certain types of securities have historically experienced greater market price fluctuations, such as equity securities, than other securities, such as fixed income securities, though in any given period the nature of securities that experience the greatest fluctuations may vary. For example, from October 2007 to March 2009, the equity markets, as measured by the value of the S&P 500 index, declined in value by approximately 57%, which significantly contributed to the 21% decrease in our revenues from assets under management or administration from 2008 to 2009.

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - 2012
	As of 12/31/11	Gross Sales	Redemp- tions	Net Flows	Market Impact	As of 12/31/12
	(in millions except account data)
Assets under Management (AUM)	$22,936	$12,487	$(6,850)	$5,637	$2,397	$30,970
Assets under Administration (AUA)	47,148	28,381	(12,520)	15,861	4,359	67,368

Subtotal AUM/A	$70,084	$40,868	$(19,370)	$21,498	$6,756	$98,338

Number of Fee-Based Accounts	340,674	191,551	(82,747)	108,804		449,478

During 2012, we added $10.4 billion of conversions included in the above AUM/A gross sales figures, and an additional $13.2 billion of conversions in licensing.

	Asset Rollforward - 2011
	As of 12/31/10	Gross Sales	Redemp- tions	Net Flows	Market Impact	Fund Quest	As of 12/31/11
	(in millions except account data)
Assets under Management (AUM)	$14,486	$7,737	$(4,795)	$2,942	$(317)	$5,825	$22,936
Assets under Administration (AUA)	49,202	24,873	(18,537)	6,336	(1,089)	(7,301)	47,148

Subtotal AUM/A	$63,688	$32,610	$(23,332)	$9,278	$(1,406)	$(1,476)	$70,084

Number of Fee-Based Accounts	306,825	135,963	(92,060)	43,903		(10,054)	340,674

On December 13, 2011, we completed our acquisition of FundQuest. At that time, $5.8 billion of FundQuest assets previously reported as AUA were reclassified to AUM. Also during the fourth quarter, one of FundQuest’s clients with $1.5 billion in assets transitioned to licensing for a flat fee and is no longer reflected in AUA as of December 31, 2011. During 2011, we added $8.3 billion of conversions, which are included in the above AUM/A gross sales figures and an additional $1.0 billion in conversions under licensing agreements.

The mix of assets under management and assets under administration was as follows for the periods indicated:

	December 31,
	2012	2011	2010
Assets under management (AUM)	31%	33%	23%
Assets under administration (AUA)	69%	67%	77%

	100%	100%	100%

We expect the percentage of AUM and AUA will fluctuate in future periods. The nature and type of services requested by our customers are the key drivers in determining whether customer assets are classified as AUM or AUA. Therefore, we do not have direct control over the mix of AUM and AUA.

Revenues from licensing and professional services fees

Our revenues received under license agreements are recognized over the contractual term. To a lesser degree we also receive revenues from professional services fees by providing customers with certain technology platform software development services. In the years ended December 31, 2012, 2011 and 2010, our revenues from professional services fees were $6,145, $3,818 and $2,907, respectively. These revenues are generally recognized under a proportional performance model utilizing an output based approach. Our contracts have fixed prices, and generally specify or quantify interim deliverables.

We may enter into license agreements in future periods if requested by our customers and commercially attractive to us.

Expenses

The following is a description of our principal expense items.

Cost of revenues

Cost of revenues primarily includes expenses related to our receipt of sub-advisory and clearing, custody and brokerage services from third parties. The largest component of cost of revenues, sub-advisory fees paid to third party investment managers, relates only to AUM since a sub-advisor is not utilized in connection with AUA. Clearing, custody and brokerage services are provided by third-party providers. These expenses are typically calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter and are recognized ratably throughout the quarter based on the number of days in the quarter. Also included in cost of revenues are vendor specific expenses related to the direct support of revenues associated with the Envestnet | Tamarac products.

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

Depreciation and amortization

Depreciation and amortization expenses include depreciation and amortization related to:

•	fixed assets, including computer equipment and software, leasehold improvements, office furniture and fixtures and other office equipment;

•	internally developed software; and

•	intangible assets, primarily related to customer lists, proprietary technology and trade names, the value of which are capitalized in connection with our acquisitions.

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

Recent Developments

2013 Developments

Wealth Management Solutions

On April 11, 2013, we entered into a definitive agreement to acquire substantially all of the assets of the Wealth Management Solutions (“WMS”) division of Prudential Investments for $10,000 in cash upon closing, subject to certain post-closing adjustments, plus contingent consideration of up to a total of $23,000 in cash, based upon meeting certain performance targets, to be paid over three years. WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings. We anticipate the acquisition will be completed in the third quarter of 2013.

2012 Developments

Prima Capital Holding, Inc. Agreement

On April 5, 2012, we completed the acquisition of Prima. In accordance with the stock purchase agreement, we acquired all of the outstanding shares of Prima for consideration of $13,925. Prima, now part of Envestnet | PMC, provides investment management due diligence, research applications, asset allocation modeling and multi-manager portfolios to the wealth management and retirement industries. Prima’s clientele includes banks, independent RIAs, regional broker-dealers, family offices and trust companies.

Tamarac, Inc. Agreement

On May 1, 2012, we completed the acquisition of Tamarac. In accordance with the merger agreement, a newly formed subsidiary of Envestnet merged with and into Tamarac, and Tamarac became a wholly-owned subsidiary of Envestnet. Under the terms of the merger agreement, net consideration was $48,427 for all of the outstanding stock of Tamarac. Tamarac provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management software, principally to high-end RIAs.

In accordance with the terms of the merger agreement between Envestnet and Tamarac, Tamarac senior management were required to apply at least 50% (up to 100%) of the aggregate proceeds of the Tamarac change of control payment totaling $2,759 to purchase registered shares of Envestnet common stock (232,150 shares) in an amount equal to 95% multiplied by the Envestnet closing market price on the day before the merger closed (See notes 3 and 12 to the notes to consolidated financial statements).

In addition, we adopted the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock. The unvested common stock vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition. We also granted to certain Tamarac employees 232,150 stock options to acquire Envestnet common stock at an exercise price of $12.51. These stock options vest on the second anniversary of the grant date (See notes 3 and 13 to the notes to consolidated financial statements).

2011 Developments

FundQuest Agreement

On December 13, 2011, we acquired all of the outstanding shares of FundQuest for total consideration of $27,796. FundQuest, operating as Envestnet Portfolio Solutions, Inc., provides managed account programs, overlay portfolio management, mutual funds, institutional asset management and investment consulting to registered investment advisors, independent advisors, broker-dealers, banks and trust organizations. Upon closing of the transaction, the existing platform services agreement between us and FundQuest was terminated (see note 3 to the notes to consolidated financial statements) and approximately $5.8 billion of FundQuest’s assets were reclassified to assets under management from assets under administration. In addition, one of FundQuest’s clients with $1.5 billion in assets transitioned to licensing from assets under administration.

Fidelity Agreement

For the years ended December 31, 2012, 2011 and 2010, revenues associated with our relationship with our single largest client, Fidelity, accounted for 22%, 31% and 31%, respectively, of our total revenues. As of December 31, 2011, we renegotiated a five-year license agreement with Fidelity which resulted in a reduction in 2012 license fee revenues. In addition, as a part of the renegotiated agreement, we will continue to receive ongoing platform services fees through the Fidelity relationship based upon asset-based fees.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, or (“U.S. GAAP”). The accounting policies described below require management to apply significant judgment in connection with the preparation of our consolidated financial statements. In particular, judgment is applied to determine the appropriate assumptions to be used in calculating estimates that affect certain reported amounts in our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. If different estimates or assumptions were used, our results of operations, financial condition and cash flows could have been materially different than those reflected in our consolidated financial statements. For additional information regarding our critical accounting policies, see note 2 to the notes to the consolidated financial statements.

Revenue recognition

We recognize revenues when all four of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	The product has been delivered or the service has been performed;

•	The fee is fixed or determinable; and

•	Collectability is reasonably assured.

Types of revenues

We generate revenues from assets under management or administration and from licensing and professional service fees. Revenues from assets under management or administration are generated from fees based on a contractual percentage of assets under management or administration valued at each quarter-end. These fees are generally collected at the beginning of a quarter in advance based upon the previous quarter-end values. In less than 15% of our contracts, fees are collected at the end of the quarter based upon the average daily balance. The contractual fee percentages vary based upon the level and type of services we provide to our customers. Pursuant to the contracts with our customers, we calculate our fees based on the asset values in the customer’s account, without making any judgment or estimates. None of our fees is earned pursuant to performance-based or other incentive-based arrangements.

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

Recognition of revenues

Application of the applicable accounting principles of U.S. GAAP requires us to make judgments and estimates in connection with the measurement and recognition of revenues. Revenues are recognized in the period in which the related services are provided. In certain cases, management is required to determine whether revenues should be recognized in an amount equal to the gross fees we receive or as a net amount reflecting the payment of expenses to third-parties, such as sub-advisors and custodians, that provide services to us in connection with certain of our financial advisors’ client accounts. When fees are collected for sub-advisory, clearing, custody or brokerage services in circumstances where we do not have a direct contract with the third-party provider, the fees are recorded as revenue on a net basis. Fees we received in advance of the performance of services are recorded as deferred revenues on our consolidated balance sheet and are recognized as revenues when earned, generally over three months.

Revenues from licensing are recognized over the contractual term. Contracts with nonstandard terms and conditions may require contract interpretation to determine the appropriate revenue recognition policy to apply. For non-software multiple-element arrangements, we allocate the revenue in the arrangement using our best estimate of selling price, when vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price is not available. We generally recognize revenue for consideration allocated to implementation and consulting services in a multiple-element arrangement as services are performed because these services have standalone value separate from the license fees.

Revenues from professional services are recognized under a proportional performance model utilizing an output-based approach. Our contracts have fixed prices, and generally specify or quantify interim deliverables.

Our revenue recognition is also affected by our judgment in determining appropriate allowances for uncollectible receivables. We consider customer-specific information related to delinquent accounts and past lost experience, as well as current economic conditions in establishing the amount of the allowance.

Customer inducements

In certain instances, we have entered into agreements which include inducement payments to the customer. In accordance with U.S. GAAP, inducement payments made to customers are capitalized and amortized against revenue on a straight-line basis over the term of the agreement. Customer inducement amortization totaled zero, $4,568 and $3,238 for 2012, 2011 and 2010, respectively. Customer inducement assets are reviewed for impairment whenever events or circumstances occur that may impact the fair value of these assets. There were no customer inducement assets as of December 31, 2012 and 2011.

Purchase accounting

During the fourth quarter of 2011, we completed the acquisition of FundQuest for consideration totaling $27,796 and in the second quarter of 2012, we completed the acquisitions of Prima and Tamarac for consideration totaling $13,925 and $48,427, respectively. For more information on the acquisitions see note 3 to the notes to consolidated financial statements.

Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets.

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, earnings margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment. We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. There was no impairment or change in useful lives recognized on other intangible assets in 2012, 2011 or 2010.

Assumed liabilities are valued based on estimates of anticipated expenditures to be incurred to satisfy the assumed obligations, including contractual liabilities assumed, which require the exercise of professional judgment.

Assumed contracts may have favorable or unfavorable terms that must be valued as of the acquisition date. Such valuation is subject to management judgment regarding the evaluation and interpretation of contract terms in relation to other economic circumstances, such as the market rates for office space leases.

If we assume a performance obligation to customers as of the acquisition date, a deferred revenue obligation is recognized. Judgment is required to evaluate whether a future performance obligation exists and to assign a value to the performance obligation.

Estimation of working capital settlement amounts, if not resolved prior to the first reporting period after an acquisition, but before the end of the purchase measurement period, requires exercise of management judgment. We measure these amounts at the acquisition date fair value, if their fair value can be determined during the measurement period. If these estimated working capital settlement amounts are not resolved prior to the first reporting period after acquisition, we recognize the asset or liability if it can be reasonably estimated. Subsequent adjustments to these provisional working capital settlement amounts are evaluated by management to determine the proper accounting treatment under relevant U.S. GAAP authoritative guidance.

Assumed acquired tax liabilities for uncertain tax positions are dependent on assessing the past practices of the acquisition target based on our review of actual tax filings and information obtained through due diligence procedures. Evaluation of the validity of tax positions taken by the acquisition target are subject to management judgment.

Transaction costs associated with business combinations are expensed as they are incurred.

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

As of December 31, 2012 and 2011, we had net capitalized internally developed software of $4,324 and $3,524, respectively. We capitalized $2,350, $1,482 and $1,340 in internally developed software during the years ended December 31, 2012, 2011 and 2010, respectively.

Internally developed software is amortized on a straight-line basis over its estimated useful life. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internally developed software during the years ended December 31, 2012, 2011 and 2010.

Non-cash stock-based compensation expense

Since our 2004 Stock Incentive Plan, 2010 Long-Term Incentive Plan and the 2012 Plan were adopted, stock-based awards have been an important component of our compensation structure. We expect that this will continue to be the case in the future. Our Board of Directors is responsible for determining the timing and magnitude of all equity grants. Prior to our initial public offering on July 28, 2010, our Board of Directors was responsible for determining the fair value of our common stock on the date of each stock option grant. The Board of Directors had delegated certain of its responsibilities to the Compensation Committee of the Board of Directors and certain members of management. As required under our 2004 Stock Incentive Plan and our 2010 Long-Term Incentive Plan, all of our stock options are granted with exercise prices at or above the fair value of our common stock on the grant date.

The following table provides information regarding stock options granted from January 1, 2009 through our initial public offering on July 28, 2010:

Date	Shares	Stock Price	Exercise Price	Intrinsic Value As of December 31, 2012
Options:
2/16/2009	1,000	$7.85	$7.85	$6.10
4/8/2009	8,230	7.85	7.85	6.10
5/15/2009	232,732	7.15	7.15	6.80
7/6/2009	10,000	7.15	7.15	6.80
11/16/2009	12,000	11.50	11.50	2.45
2/22/2010	71,000	13.45	13.45	0.50

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

Prior to our initial public offering, we generally had obtained contemporaneous independent valuations at least annually and at the time of broad-based option grants, such as on May 15, 2009. For our internal valuations, we applied the same approach and methodology used by the independent valuation firm. For any option grants made between quarterly valuations of our common stock, our Board of Directors assessed all available information in determining whether the stock price in effect at the time of the grant should otherwise be adjusted. As a private company, we had performed our quarterly valuations such that they were effective approximately 45 days following the end of each calendar quarter to approximate the date upon which, if we were a reporting company, we would be required to disclose to the public through filings with the Securities and Exchange Commission (“SEC”) our financial performance and associated operating metrics, which include assets under management and administration. Until such date, any information about a given quarter’s financial performance, ending asset values, and other information that could be deemed material to investors, would not be known to the public even if we were a reporting company and therefore is not included in the valuation of our common stock during interim periods.

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

Prior to our initial public offering, our company valuation, whether prepared by an independent valuation firm or performed internally, considered an income approach, also known as a discounted cash flow analysis, incorporating our historical and expected financial performance, the relevant market and industry and economic trends. Our valuation also considered a market approach, including recent capital transactions involving either our company or comparable companies, and comparable public company valuations. The resulting calculation assigned a value for 100% of our company’s equity on a marketable equivalent, non-controlling interest basis. We considered, but did not include, an asset approach, as we did not believe the book value of our assets provides meaningful input into our expected revenue and earnings, or the value of our company.

We believe the value of our common stock had the potential to change each fiscal quarter in the normal course of our business, since the majority of our total revenues earned in a given quarter is calculated based on the value of AUM and AUA as of the end of the previous fiscal quarter. These revenues, and our historical resulting projections for earnings and cash flow, were inherently subject to fluctuations from quarter to quarter.

Accordingly, prior to our initial public offering, we calculated the value of our common stock at least once each fiscal quarter. The historical quarterly valuations did at times fluctuate significantly as the market value of our assets under management or administration drives our near term financial results and longer term projections. The value of our common stock could also change if a material financing transaction or other significant event occurred within a given fiscal quarter. In such circumstances we performed an additional valuation of our common stock at the time of the transaction or event, using the same valuation methodology that was utilized in connection with our quarterly valuations.

After we determined a value for our company, we allocated the value to each class of our shares, including our common stock. Our value allocation methodology applied the principles set forth in the AICPA Practice Aid—Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid defines appropriate methods to allocate enterprise value to common shares when multiple share classes exist. Based on various factors, including the stage of a company’s life and the timing and likelihood of various liquidity events, one method of allocation may be more appropriate than the others. We considered, but did not use, the probability-weighted expected return method due to the number of assumptions for each scenario that are difficult to estimate, and the fact that our most likely liquidation event was an initial public offering.

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

As described above, the assets under management or administration on our technology platform at the end of a given quarter have a significant impact on our short—and long-term financial projections and resulting valuation. For example, the valuation conducted on May 15, 2009 incorporated financial projections based on assets under management or administration as of March 31, 2009. The value of those assets was 6% below the value of the assets as of December 31, 2008. This contributed to the decline in the estimated fair value of our common stock between periods. Conversely, assets under management or administration increased 16% between March 31, 2009 and June 30, 2009, contributing to an increase in the estimated fair value of our common stock between May 15, 2009 and August 15, 2009. In addition, assets under management or administration increased 15% between June 30, 2009 and September 30, 2009, which contributed to the increase in the fair value of our common stock between August 15, 2009 and November 15, 2009. A 4% increase in assets under management or administration between September 30, 2009 and December 31, 2009, as well as the platform services agreement signed with FundQuest in February of 2010, contributed to the increase in the fair value of our common stock between November 15, 2009 and February 15, 2010. The decrease between the fair value of our common stock on November 15, 2009 and February 15, 2010 and the initial public offering price was principally attributable to volatility in the trading prices of the common stock of comparable companies and the difficult conditions in the market for initial public offerings at and immediately prior to our determination of the initial public offering price. Other factors, such as updated financial projections not related to changes in our assets under management or administration, as well as fluctuations in the value of comparable publicly-traded companies, also contributed to the differences in the estimated fair value of our common stock between periods.

Since our initial public offering on July 28, 2010, we have not performed internal valuations or obtained independent valuations in order to determine the Company’s stock price to reference when determining the fair value of our common stock in connection with the granting of stock options or restricted stock.

Non-cash stock-based compensation expense for stock option and restricted stock grants is estimated at the grant date based on each grant’s fair value, calculated using the Black-Scholes option pricing model for stock options, and intrinsic value for restricted stock. Compensation and benefits expenses are recognized over the vesting period for each grant. The fair value of our stock options and the resulting expenses are based on various assumptions, including the expected volatility of our stock price, the expected term of the stock options, estimated forfeiture rates and the risk-free interest rate. The use of different assumptions would result in different fair values and compensation and benefits expenses for our option grants.

The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock (“Target Incentive Awards”). The Target Incentive Awards vest based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition. We measured the cost of these awards based on the estimated fair value of the award as of the market closing price on the day before the acquisition closed. We are recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. We have estimated expected forfeitures at the grant date and will recognize compensation expense only for those awards expected to vest. The initial forfeiture assumption is reassessed by management in subsequent periods and may change based upon new facts and circumstances. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the vesting period.

Income taxes

We are subject to income taxes in the United States and India. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Company’s income tax provision in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to an amount that we determine is more-likely-than-not to be realized in the future.

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

The amount of income tax we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe that we have adequately provided for the foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitations on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

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

Our effective tax rates differ from the statutory rates primarily due to adjustments in valuation allowances, unrecognized tax benefits, state income taxes and changes in rates. Our provision for income taxes varies based on, among other things, changes in the valuation of our deferred tax assets and liabilities, the tax effects of non-cash stock-based compensation or changes in applicable tax laws, regulations and accounting principles or interpretations thereof.

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of $42,912 and $30,271, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2033. In addition, we have alternative minimum tax credit carryforwards of approximately $445, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

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

Our India subsidiary is currently under examination by the India Taxing Authority for the fiscal years ended March 31, 2009 and March 31, 2010. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheets. It is possible that one or more of these audits may be finalized within the next twelve months.

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
	(In thousands)
Revenues:
Assets under management or administration	$127,213	$99,236	$27,977	28%
Licensing and professional services	30,053	23,942	6,111	26%

Total revenues	157,266	123,178	34,088	28%

Operating expenses:
Cost of revenues	56,119	42,831	13,288	31%
Compensation and benefits	54,973	40,305	14,668	36%
General and administration	30,617	21,856	8,761	40%
Depreciation and amortization	12,400	6,376	6,024	94%
Restructuring charges	115	434	(319)	-74%

Total operating expenses	154,224	111,802	42,422	38%

Income from operations	3,042	11,376	(8,334)	-73%

Other income (expense):
Interest income	29	77	(48)	-62%
Interest expense	(3)	(786)	783	-100%
Other income	-	1,100	(1,100)	-100%
Other expense	-	(1,183)	1,183	-100%
Unrealized gain (loss) on investments	-	(4)	4	-100%

Total other income (expense)	26	(796)	822	-103%

Income before income tax provision	3,068	10,580	(7,512)	-71%
Income tax provision	2,603	2,975	(372)	-13%

Net income	$465	$7,605	$(7,140)	-94%

Revenues

Total revenues increased 28% from $123,213 in 2011 to $157,266 in 2012. The increase was primarily due to an increase in revenues from assets under management or administration of $27,977. Revenues from assets under management or administration comprised 81% of total revenues in both 2012 and 2011.

Assets under management or administration

Revenues earned from assets under management or administration increased 28% from $99,236 in 2011 to $127,213 in 2012. This increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2012, relative to those used in 2011. Our 2012 revenues were positively affected by new account growth and positive net flows of AUM and AUA during 2011 and through September 2012, as well as an increase in revenues related to FundQuest.

The number of financial advisors with AUM or AUA on our technology platform increased from 13,887 as of December 31, 2011 to 16,085 as of December 31, 2012 and the number of AUM or AUA client accounts increased from approximately 341,000 as of December 31, 2011 to approximately 450,000 as of December 31, 2012.

Licensing and professional services

Licensing and professional services revenues increased 26% from $23,942 in 2011 to $30,053 in 2012. This increase was primarily due to an increase in licensing revenue of $3,787 and an increase in professional services revenue of $2,327. The increase in licensing revenue was primarily a result of the acquisitions of Prima and Tamarac, partially offset by the renegotiated license agreement with Fidelity.

Cost of revenues

Cost of revenues increased 31% from $42,831 in 2011 to $56,119 in 2012, primarily due to the corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 35% in 2011 to 36% in 2012.

Compensation and benefits

Compensation and benefits increased 36% from $40,305 in 2011 to $54,973 in 2012, primarily due to an increase in salaries, benefits and commissions of $12,416 related to an increase in headcount as a result of the FundQuest, Prima and Tamarac acquisitions. In addition, incentive compensation and non-cash compensation expense increased $1,137 and $1,280, respectively, over the prior year period. Headcount increased from an average of 486 in 2011 to an average of 655 in 2012, primarily to support the growth of our operations, as well as increased headcount from acquisitions. As a percentage of total revenues, compensation and benefits increased from 33% in 2011 to 35% in 2012.

General and administration

General and administration expenses increased 40% from $21,856 in 2011 to $30,617 in 2012, primarily due to increases in transaction-related costs of $2,051, occupancy costs of $1,814, communication, research and data services expense of $1,283, travel and entertainment costs of $998, marketing expenses of $655 and website hosting and development expenses of $600. As a percentage of total revenues, general and administration expenses increased from 18% in 2011 to 19% in 2012.

Depreciation and amortization

Depreciation and amortization expense increased 94% from $6,376 in 2011 to $12,400 in 2012, primarily due to an increase in intangible asset amortization of $5,230 and fixed asset depreciation of $823. The increase in intangible asset amortization was due to an increase in intangible assets as a result of the FundQuest, Prima and

Tamarac acquisitions (see note 3 to the notes to consolidated financial statements). The increase in depreciation and amortization expense was primarily due to increases in capitalized computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization increased from 5% in 2011 to 8% in 2012.

Restructuring charges

In 2012, we incurred restructuring charges of $115 primarily for severance charges related to the termination of certain Prima and Tamarac employees related to these acquisitions. In 2011, we incurred restructuring charges of $434 primarily for severance charges related to the termination of certain FundQuest and Envestnet employees related to the FundQuest acquisition.

Interest expense

Interest expense decreased from $786 in 2011 to $3 in 2012, primarily due to eleven months of imputed interest on payments due to FundQuest in 2011 compared to no imputed interest in 2012. As discussed in note 3 to the notes to consolidated financial statements, as a result of the FundQuest acquisition and the related termination of the Platform Services Agreement with FundQuest, we ceased imputing interest expense as of the date of acquisition.

Other income

Other income decreased from $1,100 in 2011 to zero in 2012. In 2011, the Company received proceeds from an insurance recovery (see note 15 to the notes to consolidated financial statements).

Other expense

Other expense decreased from $1,183 in 2011 to zero in 2012. In 2011, the Company incurred non-cash contract settlement charges related to the termination of the Platform Services Agreement between the Company and FundQuest (see note 3 to the notes to consolidated financial statements).

Income tax provision

	Year Ended December 31,
	2012	2011
	(in thousands)
Income tax provision	$2,603	$2,975
Effective tax rate	84.8%	28.1%

Our 2012 effective tax rate differs from the statutory rate primarily as a result of unrecognized tax benefits recorded in India, the effect of state tax rate changes, permanent differences, and changes in the valuation of federal and state net operating losses and adjustments to state deferred tax assets. The unrecognized tax benefits recorded relate to India tax exposure resulting from an examination performed by the India Taxing Authority. The change in state tax rates was primarily related to recognizing the benefit of state tax deductions on our federal tax return as well as changes in state tax laws regarding the sourcing of state taxable income. The adjustments to state deferred tax assets result from an analysis performed on the tax basis of fixed assets. It was determined that our net deferred tax assets did not properly reflect the future state tax benefits that will be recorded, and therefore we adjusted our balances accordingly.

Our 2011 effective tax rate differs from the statutory rate primarily as a result of changes in our estimates of our state income tax obligations for prior years, changes in state tax rates and the effect of permanent differences. Our 2011 effective tax rate also differs from the statutory rate primarily as a result of the reversal of certain deferred income tax liabilities totaling $1,186 related to the termination of the Platform Services Agreement between Envestnet and FundQuest (see note 3 to the notes to consolidated financial statements).

Year ended December 31, 2011 compared to year ended December 31, 2010

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
	(In thousands)
Revenues:
Assets under management or administration	$99,236	$75,951	$23,285	31%
Licensing and professional services	23,942	22,101	1,841	8%

Total revenues	123,178	98,052	25,126	26%

Operating expenses:
Cost of revenues	42,831	31,444	11,387	36%
Compensation and benefits	40,305	37,027	3,278	9%
General and administration	21,856	21,607	249	1%
Depreciation and amortization	6,376	5,703	673	12%
Restructuring charges	434	961	(527)	-55%

Total operating expenses	111,802	96,742	15,060	16%

Income from operations	11,376	1,310	10,066	*

Other income (expense):
Interest income	77	149	(72)	-48%
Interest expense	(786)	(564)	(222)	39%
Other income	1,100	-	1,100	100%
Other expense	(1,183)	-	(1,183)	100%
Unrealized gain (loss) on investments	(4)	12	(16)	-133%

Total other (expense)	(796)	(403)	(393)	49%

Income before income tax provision	10,580	907	9,673	*
Income tax provision	2,975	1,533	1,442	94%

Net income (loss)	$7,605	$(626)	$8,231	*

*	Not meaningful.

Revenues

Total revenues increased 26% from $98,052 in 2010 to $123,178 in 2011. The increase was primarily due to an increase in revenues from assets under management or administration of $23,285. Revenues from assets under management or administration comprised 81% and 77% of total revenues in 2011 and 2010, respectively.

Assets under management or administration

Revenues earned from assets under management or administration increased 31% from $75,951 in 2010 to $99,236 in 2011. This increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2011, relative to those used in 2010. Our 2011 revenues were positively affected by new account growth and positive net flows of AUM and AUA during the fourth quarter of 2010 through September 30, 2011. This increase was partially offset by a decrease in the market value of AUM and AUA from the fourth quarter of 2010 to September 30, 2011.

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

Licensing and professional services

Licensing and professional services revenues increased 8% from $22,101 in 2010 to $23,942 in 2011, primarily due to an increase in licensing revenue of $935 and an increase in professional services revenue of $911.

Cost of revenues

Cost of revenues increased 36% from $31,444 in 2010 to $42,831 in 2011, primarily due to an increase in revenues from assets under management or administration. As a percentage of total revenues, cost of revenues increased from 32% in 2010 to 35% in 2011.

Compensation and benefits

Compensation and benefits increased 9% from $37,027 in 2010 to $40,305 in 2011, primarily due to an increase in salaries and commissions of $2,048 related to an increase in headcount, an increase in non-cash stock-based compensation expense of $1,331 primarily due to the grant of stock options on the date of our initial public offering and an increase in benefits and payroll taxes of $960, offset by a decrease in incentive compensation expense of $976. Headcount increased from an average of 437 in 2010 to an average of 486 in 2011, primarily to support the growth of our operations, as well as increased headcount from acquisitions. As a percentage of total revenues, compensation and benefits decreased from 38% in 2010 to 33% in 2011.

General and administration

General and administration expenses increased 1% from $21,607 in 2010 to $21,856 in 2011. Significant changes from 2010 to 2011 include a decrease of $2,668 in bad debt expense related to the uncollectible portion of accounts and notes receivable from Fetter Logic (see note 16 to the notes to consolidated financial statements) and a decrease of $1,897 in legal fees related to the Fetter Logic litigation, offset by increases in communication, research and data services expense of $925, occupancy costs of $580, insurance and bank charges of $404, travel and entertainment costs of $401 and professional and other legal fees of $804. As a percentage of total revenues, general and administration expenses decreased from 22% in 2010 to 18% in 2011. Excluding bad debt expense of $2,668 and legal fees of $1,933 related to the Fetter Logic litigation, general and administration expenses as a percentage of total revenues would have been 17% in 2010.

Depreciation and amortization

Depreciation and amortization expense increased 12% from $5,703 in 2010 to $6,376 in 2011, primarily due to an increase in fixed asset depreciation and amortization of $855. The increase in depreciation and amortization expense was primarily due to increases in capitalized computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization decreased from 6% in 2010 to 5% in 2011.

Restructuring charges

Effective March 31, 2010, we closed our Los Angeles office in order to more appropriately align and manage our resources and incurred restructuring charges of approximately $961 in 2010 and $53 in 2011. These expenses related to vacating rental office space, relocation expenses and severance charges. In 2011, we incurred restructuring charges of approximately $381 primarily for severance charges related to the termination of certain FundQuest and Envestnet employees related to the FundQuest acquisition (see note 9 to the notes to consolidated financial statements).

Interest expense

Interest expense increased from $564 in 2010 to $786 in 2011, primarily due to imputed interest on the payments due to FundQuest. Due to the FundQuest acquisition and the related termination of the Platform Services Agreement with FundQuest, we have ceased imputing interest expense as of the date of acquisition (see note 3 to the notes to consolidated financial statements).

Other income

Other income increased from zero in 2010 to $1,100 in 2011, due to the proceeds from an insurance recovery in 2011 (see note 15 to the notes to consolidated financial statements).

Other expense

Other expense increased from zero in 2010 to $1,183 in 2011, due to the contract settlement charges related to the termination of the Platform Services Agreement between Envestnet and FundQuest (see note 3 to the notes to consolidated financial statements).

Income tax provision

	Year Ended December 31,
	2011	2010
	(in thousands)
Income tax provision	$2,975	$1,533
Effective tax rate	28.1%	*

*	Not meaningful.

Our 2011 effective tax rate differs from the statutory rate primarily as a result of changes in our estimates of our state income tax obligations for prior years, changes in state tax rates and the effect of permanent items. The changes in state tax rates were primarily related to changes in state tax laws regarding the sourcing of state taxable income. Our 2011 effective tax rate also differs from the statutory rate primarily as a result of the reversal of certain deferred income tax liabilities totaling $1,187 related to the termination of the Platform Services Agreement between Envestnet and FundQuest (see note 3 to the notes to consolidated financial statements).

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

Non-U.S. GAAP Financial Measures

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Adjusted revenues	$158,514	$123,178	$98,052
Adjusted EBITDA	23,988	27,436	18,115
Adjusted net income	10,570	13,754	7,629
Adjusted net income per share	0.32	0.42	0.24

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision, depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, litigation-related expense, gain (loss) on investments, other income, impairment of customer inducement asset, contract settlement charges, bad debt expense and customer inducement costs.

“Adjusted net income” represents net income (loss) before deferred revenue fair value adjustment, non-cash compensation expense, severance, amortization of acquired intangibles, litigation-related expense, non-recurring tax items, bad debt expense, customer inducement costs, contract settlement charges, contract settlement – reversal of deferred taxes, impairment of customer inducement asset, other income and imputed interest expense. Reconciling items, excluding bad debt expense, contract settlement charges, contract settlement – reversal of deferred taxes and non-deductible transaction costs, are tax effected using the income tax rates in effect on the applicable date.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provide comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, amortization of customer inducement costs, litigation-related expense, severance, gain on investments, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

We believe adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are useful to investors in evaluating our operating performance because securities analysts use adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental measures to evaluate the overall performance of companies, and we anticipate that our investor and analyst presentations will include adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to revenues, net income, operating income or any other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2012, 2011 and 2010, we had cash income tax payments of $796, $813 and $171 in the years ended December 31, 2012, 2011 and 2010, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted revenues, adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted revenues to revenues, the most directly comparable U.S. GAAP measure and adjusted EBITDA, adjusted net income and adjusted net income per share to net income and net income per share, the most directly comparable U.S. GAAP measure. Further, our management also reviews U.S. GAAP measures and evaluates individual measures that are not included in some or all of our non-U.S. GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Total revenues	$157,266	$123,178	$98,052
Deferred revenue fair value adjustment	1,248	-	-

Adjusted revenues	$158,514	$123,178	$98,052

The following table sets forth the reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$465	$7,605	$(626)
Add (deduct):
Deferred revenue fair value adjustment	1,248	-	-
Interest income	(29)	(77)	(149)
Interest expense	3	786	564
Income tax provision	2,603	2,975	1,533
Depreciation and amortization	12,400	6,376	5,703
Non-cash compensation expense	4,037	3,062	1,731
Restructuring charges and transaction costs	2,718	1,054	961
Severance	278	698	570
Litigation-related expense	265	128	1,933
(Gain) loss on investments	-	4	(12)
Other income	-	(1,100)	-
Impairment of customer inducement asset	-	174	-
Contract settlement charges	-	1,183	-
Bad debt expense	-	-	2,668
Customer inducement costs	-	4,568	3,239

Adjusted EBITDA	$23,988	$27,436	$18,115

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per share based on our historical results:

	Year Ended December 31,
	2012 *	2011 *	2010 *
	(in thousands)
Net income (loss)	$465	$7,605	$(626)
Add:
Deferred revenue fair value adjustment	746	-	-
Non-cash compensation expense	2,414	1,831	1,077
Restructuring charges and transaction costs	1,810	630	598
Severance	166	417	355
Amortization of acquired intangible assets	3,687	559	694
Litigation-related expense	158	77	1,202
Non-recurring tax items	1,124	-	-
Bad debt expense	-	-	2,668
Customer inducement costs	-	2,732	2,015
Contract settlement charges	-	1,183	-
Contract settlement - reversal of deferred taxes	-	(1,187)	-
Impairment of customer inducement asset	-	104	-
Other income	-	(658)	-
Imputed interest expense	-	461	340

Adjusted net income	10,570	13,754	8,323
Less: Preferred stock dividends	-	-	(422)
Less: Net income allocated to participating preferred stock	-	-	(2,069)

Adjusted net income attributable to common stockholders	$10,570	$13,754	$5,832

Basic number of weighted-average shares outstanding	32,162,672	31,643,390	20,805,911
Effect of dilutive shares:
Options to purchase common stock	954,056	974,192	992,753
Common warrants	177,257	211,495	154,364
Restricted stock	47,630	34,757	-

Diluted number of weighted-average shares outstanding	33,341,615	32,863,834	21,953,028

Adjusted net income per share	$0.32	$0.42	$0.27

*	Adjustments, excluding non-recurring tax items, bad debt expense, contract settlement charges, contract settlement – reversal of deferred taxes and non-deductible transaction costs, are tax effected using income tax rates as follows: for 2012 and 2011—40.2%; for 2010—37.8%.

Liquidity and Capital Resources

As of December 31, 2012, we had total cash and cash equivalents of $29,983, compared to $64,909 as of December 31, 2011. We plan to use existing cash as of December 31, 2012 and cash generated in the ongoing operations of our business to fund our current operations and capital expenditures in 2013.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$28,541	$24,721	$1,467
Net cash used in investing activities	(69,707)	(30,133)	(5,501)
Net cash provided by financing activities	6,240	2,653	40,177
Net increase (decrease) in cash and cash equivalents	(34,926)	(2,759)	36,143
Cash and cash equivalents, end of period	29,983	64,909	67,668

Operating Activities

Net cash provided by operating activities in 2012 increased by $3,820 compared to 2011, primarily due to a decrease in net earnings of $7,140 in 2012 compared to the prior year period, a decrease in amortization of customer inducements of $4,568, offset by an increase in $6,024 in depreciation and amortization expense, and an overall net increase in operating assets and liabilities of $12,939.

Net cash provided by operating activities in 2011 increased by $23,254 compared to 2010, primarily due to an increase in net earnings of $8,231 for the year ended December 31, 2011 compared to the prior year period and a decrease in customer inducement liability payments of $10,300, primarily a result of a $1,000 payment to FundQuest in 2011 compared to a payment of $11,300 to FundQuest in 2010.

Investing Activities

Net cash used in investing activities in 2012 increased by $39,574 compared to 2011. In 2012, the Company acquired Prima and Tamarac for net cash totaling $62,352 combined and in 2011, the Company acquired FundQuest for net cash totaling $23,719 (see notes 3 to the notes to consolidated financial statements). Additionally, cash disbursements in 2012 and 2011 totaled $7,188 and $6,280, respectively, for purchases of property and equipment and capitalization of internally developed software.

Net cash used in investing activities in 2011 increased by $24,632 compared to 2010. In 2011, the Company acquired FundQuest for net cash totaling $23,719. Additionally, cash disbursements in 2011 and 2010 totaled $6,280 and $5,509, respectively, for purchases of property and equipment and capitalization of internally developed software.

Financing Activities

Net cash provided by financing activities in 2012 increased by $3,587 compared 2011, primarily a result of the proceeds from the issuance of restricted stock in the Tamarac acquisition of $2,759 (see notes 3 and 12 to the notes to consolidated financial statements) offset by a decrease in proceeds from the exercise of stock options of $678.

Net cash provided by financing activities in 2011 decreased by $37,524 million compared to 2010, primarily due to the receipt of net proceeds of $42,066 from our initial public offering after deducting underwriting discounts and offering costs in 2010, net proceeds of $1,525 for the exercise of warrants in 2010 and net proceeds of $1,925 from the exercise of stock options in 2010, partially offset by $3,993 used in purchases of our common stock in 2010 and payments of preferred stock dividends of $1,346 in 2010. In 2011, we received net proceeds of $2,747 from the exercise of stock options.

Commitments

The following table sets forth information regarding our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases (1)	$46,571	$4,488	$10,364	$10,646	$21,073
Purchase obligations	710	637	73	-	-

Total	$47,281	$5,125	$10,437	$10,646	$21,073

(1)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.

The table above does not reflect the following:

•	Amounts estimated for uncertain tax positions since the timing and likelihood of such payments cannot be reasonably estimated.

•

Voluntary employer matching contributions to our defined contribution benefit plans since the amount cannot be reasonably estimated. For the years ended December 31, 2012, 2011 and 2010, we made voluntary employer matching contributions of $660, $474 and $427, respectively.

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

In September 2011, the FASB issued authoritative guidance regarding the testing of goodwill for impairment. This guidance allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to their carrying amounts including goodwill, must be followed. If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required. A company may choose to use the qualitative assessment on none, some, or all of its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The adoption of this guidance on January 1, 2012 did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2012, 2011 and 2010, 81%, 81% and 77% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. As of December 31, 2012, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $470 to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in a $385 increase to pre-tax earnings.

Interest rate risk

We have no floating interest rate debt, therefore we are not directly exposed to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Envestnet, Inc.:

We have audited the accompanying consolidated balance sheets of Envestnet, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2013 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

June 14, 2013

Envestnet, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$29,983	$64,909
Fees receivable	9,188	9,644
Deferred tax assets, net	2,089	2,605
Prepaid expenses and other current assets	2,501	4,929

Total current assets	43,761	82,087

Property and equipment, net	11,791	11,091
Internally developed software, net	4,324	3,524
Intangible assets, net	27,150	12,225
Goodwill	65,644	21,334
Deferred tax assets, net	6,194	4,279
Other non-current assets	3,535	3,162

Total assets	$162,399	$137,702

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$20,201	$14,919
Accounts payable	2,614	1,974
Note payable	-	171
Deferred revenue	5,768	79

Total current liabilities	28,583	17,143

Deferred rent liability	2,195	1,414
Lease incentive liability	3,886	2,933
Other non-current liabilities	1,739	573

Total liabilities	36,403	22,063

Commitments and contingencies
Stockholders’ equity
Preferred stock	-	-
Common stock, par value $0.005, 500,000,000 shares authorized as of December 31, 2012 and 2011; 44,071,564 and 43,515,899 shares issued as of December 31, 2012 and 2011, respectively; 32,355,675 and 31,810,726 shares outstanding as of December 31, 2012 and 2011, respectively	220	218
Additional paid-in capital	173,611	163,584
Accumulated deficit	(37,277)	(37,742)
Treasury stock at cost, 11,715,889 and 11,705,173 shares as of December 31, 2012 and 2011, respectively	(10,558)	(10,421)

Total stockholders’ equity	125,996	115,639

Total liabilities and stockholders’ equity	$162,399	$137,702

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share information)

	Year ended December 31,
	2012	2011	2010
Revenues:
Assets under management or administration	$127,213	$99,236	$75,951
Licensing and professional services	30,053	23,942	22,101

Total revenues	157,266	123,178	98,052

Operating expenses:
Cost of revenues	56,119	42,831	31,444
Compensation and benefits	54,973	40,305	37,027
General and administration	30,617	21,856	21,607
Depreciation and amortization	12,400	6,376	5,703
Restructuring charges	115	434	961

Total operating expenses	154,224	111,802	96,742

Income from operations	3,042	11,376	1,310
Other income (expense):
Interest income	29	77	149
Interest expense	(3)	(786)	(564)
Other income	-	1,100	-
Other expense	-	(1,183)	-
Gain (loss) on investments	-	(4)	12

Total other income (expense)	26	(796)	(403)

Income before income tax provision	3,068	10,580	907
Income tax provision	2,603	2,975	1,533

Net income (loss)	465	7,605	(626)
Less preferred stock dividends	-	-	(422)

Net income (loss) attributable to common stockholders	$465	$7,605	$(1,048)

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.24	$(0.05)

Diluted	$0.01	$0.23	$(0.05)

Weighted average common shares outstanding:
Basic	32,162,672	31,643,390	20,805,911

Diluted	33,341,615	32,863,834	20,805,911

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

	Preferred Stock		Common Stock		Treasury Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Common Shares	Preferred Shares	Amount
Balance, December 31, 2009	76,643	$-	13,524,276	$68	(613,600)	-	$(6,334)	$106,893	$(43,375)	$57,252

Exercise of Series B warrants	1,497	-	-	-	-	-	-	1,497	-	1,497
Conversion of preferred stock to common stock effective upon initial public offering	(45,890)	-	7,842,034	39	-	-	-	(39)	-	-
Merger transactions between EnvestNet
Group, Inc. and Envestnet, Inc.:
Issuance of Envestnet, Inc. common stock to EnvestNet Group, Inc. shareholders	-	-	10,680,000	54	-	-	-	(54)	-	-
Conversion of Envestnet, Inc. preferred and common stock held by EnvestNet Group,
Inc., into treasury stock (common equivalents)	(32,250)	-	5,160,000	26	(10,680,000)	-	-	(26)	-	-
Net operating loss tax benefit recognized from EnvestNet Group, Inc. merger	-	-	-	-	-	-	-	839	-	839
Initial public offering of common stock, net of offering costs			5,411,325	27	-	-	-	42,039	-	42,066
Issuance of warrant to FundQuest, Inc.	-	-	-	-	-	-	-	2,946	-	2,946
Exercise of common warrants	-	-	154,548	-	-	-	-	28	-	28
Exercise of stock options	-	-	296,188	1	-	-	-	1,924	-	1,925
Stock-based compensation	-	-	-	-	-	-	-	1,731	-	1,731
Purchase of treasury stock (at cost)	-	-	-	-	(381,480)	(122)	(3,993)	-	-	(3,993)
Conversion of preferred stock in treasury to common stock	-	-	-	-	(24,469)	122	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	(1,346)	(1,346)
Net loss	-	-	-	-	-	-	-	-	(626)	(626)

Balance, December 31, 2010	-	$-	43,068,371	$215	(11,699,549)	-	$(10,327)	$157,778	$(45,347)	$102,319

Exercise of stock options	-	-	447,528	3	-	-	-	2,744	-	2,747
Stock-based compensation	-	-	-	-	-	-	-	3,062	-	3,062
Purchase of treasury stock (at cost)	-	-	-	-	(5,624)	-	(94)	-	-	(94)
Net income	-	-	-	-	-	-	-	-	7,605	7,605

Balance, December 31, 2011	-	$-	43,515,899	$218	(11,705,173)	-	$(10,421)	$163,584	$(37,742)	$115,639

Exercise of stock options	-	-	298,947	1	-	-	-	2,068	-	2,069
Issuance of common stock:
Vesting of restricted stock	-	-	24,568	-	-	-	-	-	-	-
Issuance of restricted stock	-	-	232,150	1	-	-	-	2,758	-	2,759
Stock-based compensation	-	-	-	-	-	-	-	4,342	-	4,342
Tax benefit attributable to exercise of stock options	-	-	-	-	-	-	-	1,549	-	1,549
Reversal of net operating loss tax benefit recognized from EnvestNet Group, Inc. merger	-	-	-	-	-	-	-	(690)	-	(690)
Purchase of treasury stock (at cost)	-	-	-	-	(10,716)	-	(137)	-	-	(137)
Net income	-	-	-	-	-	-	-	-	465	465

Balance, December 31, 2012	-	$-	44,071,564	$220	(11,715,889)	-	$(10,558)	$173,611	$(37,277)	$125,996

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$465	$7,605	$(626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,400	6,376	5,703
Amortization of customer inducements	-	4,568	3,238
Deferred rent and lease incentive	1,389	332	58
Deferred income taxes	83	2,162	1,215
Stock-based compensation	4,342	3,062	1,731
Excess tax benefits from stock-based compensation	(1,549)	-	-
Non-cash interest expense	3	786	564
Loss (gain) on investments	-	4	(12)
Impairment of customer inducement asset	-	174	-
Contract settlement charges	-	1,183	-
Provision for doubtful accounts	-	-	2,668
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable	1,017	1,940	(3,718)
Prepaid expenses and other current assets	4,645	(1,988)	(599)
Other non-current assets	(188)	(1,006)	(52)
Customer inducements, net	-	(1,000)	(11,300)
Accrued expenses	3,100	802	2,437
Accounts payable	640	267	(185)
Deferred revenue	1,028	(507)	208
Other non-current liabilities	1,166	(39)	137

Net cash provided by operating activities	28,541	24,721	1,467

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,838)	(4,798)	(4,169)
Capitalization of internally developed software	(2,350)	(1,482)	(1,340)
Repayment of notes payable assumed in acquisition	(174)	(162)	-
Proceeds from repayment of notes receivable	-	-	985
Increase in notes receivable	-	-	(90)
Proceeds from investments	7	28	30
Acquisition of businesses, net of cash acquired	(62,352)	(23,719)	(917)

Net cash used in investing activities	(69,707)	(30,133)	(5,501)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,069	2,747	1,925
Issuance of restricted stock	2,759	-	-
Excess tax benefits from stock-based compensation expense	1,549	-	-
Proceeds from exercise of warrants	-	-	1,525
Net proceeds from issuance of common stock	-	-	42,066
Purchase of treasury stock	(137)	(94)	(3,993)
Preferred stock dividends	-	-	(1,346)

Net cash provided by financing activities	6,240	2,653	40,177

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,926)	(2,759)	36,143

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,909	67,668	31,525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,983	$64,909	$67,668

Supplemental disclosure of cash flow information – cash paid during the period for income taxes, net of refunds	$796	$813	$171

Supplemental disclosure of non-cash investing and financing activities:
Leasehold improvements funded by lease incentive	1,054	491	119
Non-cash consideration issued in a business acquisition	-	4,897	-
Issuance of warrant for customer inducement	-	-	2,946
Customer inducement payable	-	-	19,261
Note payable assumed in a business acquisition	-	-	300
Contingent consideration issued in a business acquisition	-	-	150

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provide open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via the Envestnet Advisor Suite®, Envestnet | PMC®, Envestnet | Vantage™, and Envestnet | Tamarac™.

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

Envestnet | Tamarac provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management software, principally to high-end Registered Investment Advisors (“RIAs”).

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

Envestnet operates four RIAs and a registered broker-dealer. The RIAs are registered with the Securities and Exchange Commission (“SEC”). The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority (“FINRA”).

2. Summary of Significant Accounting Policies

The Company follows accounting standards established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition, results of operations and cash flows. References to Generally Accepted Accounting Principles (“GAAP”) in these footnotes are to the FASB Accounting Standards CodificationTM , sometimes referred to as the codification or ASC.

Principles of Consolidation—The consolidated financial statements include the accounts of Envestnet and its wholly-owned subsidiaries: Oberon Financial Technology, Inc. (“Oberon”); NetAssetManagement, Inc. (“NAM”); Envestnet Asset Management, Inc.; Envestnet Portfolio Solutions, Inc. (“EPS”) (formerly “FundQuest Incorporated”); Prima Capital Holding, Inc.; Tamarac, Inc. (“Tamarac”); Sigma Asset Management, LLC; PMC International, Inc. and its wholly-owned subsidiaries, Portfolio Management Consultants, Inc. and Portfolio Brokerage Services, Inc. (“PBS”). All significant intercompany transactions and balances have been eliminated in consolidation. Accounts denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency.

Management Estimates—Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Significant areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, costs capitalized for internally developed software, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of stock and stock options issued, fair value of customer inducement assets and liabilities, realization of deferred tax assets and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Revenue Recognition—The Company recognizes revenue from services related to asset management and administration, licensing and professional services fees. The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement, (ii) the service or product has been provided to the customer and no uncertainties exist surrounding product acceptances (iii) the amount of fees to be paid by the customer is fixed or determinable; and (iv) the collection of fees is reasonably assured.

•

Asset management and administration fees – The Company derives revenues from fees charged as a percentage of the assets that are managed or administered on its technology platform by financial advisors, financial institutions, and their clients (collectively “customers”) and for services the Company provides to its customers. Such services include investment manager due diligence and research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing, and back office and middle-office operations and administration. Investment decisions for assets under management or administration are made by our customers. The asset management and administration fees the Company earns are generally based upon a contractual percentage of assets managed or administered on our platform based on preceding quarter-end values. The contractual fee percentages vary based on the level and type of services the Company provides to its customers. Fees related to assets under management or administration increase or decrease based on values of existing customer accounts. The values are affected by inflows or outflows of customer funds and market fluctuations.

•	Licensing and professional services fees—

Licensing—The Company derives licensing fees from recurring contractual fixed fee contracts with larger financial institutions or enterprise clients. Licensing contracts allow the customer to provide a unique configuration of platform features and investment solutions for their advisors. The licensing fees vary based on the type of services provided and our revenues received under license agreements are recognized over the contractual term. The Company’s license agreements do not generally provide its customers the ability to take possession of the software or host the software on the customers’ own systems or through a hosting arrangement with an unrelated party.

When the Company enters into arrangements with multiple deliverables, exclusive of arrangements with software deliverables, it applies the FASB’s guidance for revenue arrangements with multiple deliverables and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (i) whether the delivered item has value to the customer on a stand-alone basis, and (ii) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue is allocated to each unit of accounting or element based on relative selling prices. The Company determines relative selling prices by using either (i) vendor-specific objective evidence (“VSOE”) if it exists; or (ii) third-party evidence (“TPE”) of selling price. When neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable.

After determining which deliverables represent a separate unit of accounting, each unit is then accounted for under the applicable revenue recognition guidance. In cases where elements cannot be treated as separate units of accounting, the elements are combined into a single unit of accounting for revenue recognition purposes.

When the Company enters into arrangements with multiple deliverables involving software, the Company applies the American Institute of Certified Public Accountants’ (“AICPA”) accounting guidance for software. The entire arrangement fee is allocated to each element in the arrangement based on the respective VSOE of fair value of each element.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

•

Professional services—The Company derives professional service fees from providing contractual customized service platform software development, which are recognized under a proportional performance model utilizing an output-based approach. The Company’s contracts have fixed prices, and generally specify or quantify interim deliverables.

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

The Company uses the following factors to determine whether to record revenue on a gross or net basis is based on whether:

•	the Company has a direct contract with the third party service provider;

•	the Company has discretion in establishing fees paid by the customer and fees due to the third party service provider; and

•	the Company has credit risk

When customer fees include charges for third party service providers where the Company has a direct contract with such third party service providers, gross revenue recognized by the Company equals the fee paid by the customer. The cost of revenues recognized by the Company is the amount due to the third party service provider.

In instances where the Company does not have a direct contract with the third party service provider, the Company cannot exercise discretion in establishing fees paid by the customer and fees due to the third party service provider, and the Company does not have credit risk, the Company records the revenue on a net basis.

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

Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fee receivables. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including historical loss experience and current economic conditions. As of December 31, 2012 and 2011, the Company’s allowance for doubtful accounts was zero.

Segments—The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis. Historically, the Company has determined that it has a single reporting segment and operating unit structure. As a result of the acquisitions as discussed in Note 3, the Company has re-examined its reporting and operating structure and has determined it continues to maintain a single reporting segment and operating unit structure.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Fair Value of Financial Instruments—The carrying amounts of financial instruments, net of any allowances, including cash equivalents, fees receivable, accounts payable and accrued expenses are considered to be reasonable estimates of their fair values due to their short-term nature.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash accounts at financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company monitors such credit risk and has not experienced any losses related to such risk.

Investments—Investments are recorded at cost and reviewed for impairment. Investments are included in “Other non-current assets” on the consolidated balance sheets and consist of non-marketable investments in privately held companies, as well as other alternative investments. The Company reviews these investments on a regular basis to evaluate the carrying amount and economic viability of these investments. This policy includes, but is not limited to, reviewing each of the investee’s cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that the Company requests from these investees. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these investees.

The Company’s investments are assessed for impairment when a review of the investee’s operations indicates that there is a decline in value of the investment and the decline is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments are written down to estimated fair value. The Company estimates fair value using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and estimated discounted future cash flows.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method based on estimated useful lives of the depreciable assets. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful lives or the remaining lease term, whichever is shorter. Improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Assets are reviewed for recoverability whenever events or circumstances indicate the carrying value may not be recoverable.

Customer Inducements—Payments made to customers as an inducement are capitalized and amortized against revenue on a straight-line basis over the term of the agreement.

Internally Developed Software—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internally developed software during the years ended December 31, 2012, 2011 and 2010.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Goodwill and Intangible Assets—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a two-step process that is performed at least annually or whenever events or circumstances indicate that impairment may have occurred. The Company has concluded that it has a single reporting unit. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow. No impairment charges have been recorded for the years ended December 31, 2012, 2011 and 2010.

Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows.

Long-Lived Assets—Long-lived assets, such as property, equipment, capitalized internal use software and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. All long-lived assets of the Company are located in the U.S., except for approximately $764 and $822 as of December 31, 2012 and 2011, respectively, which are located in India.

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact recoverability of these assets. There were no impairments to long-lived assets during the years ended December 31, 2012, 2011 and 2010.

Leases—In certain circumstances, the Company enters into leases with free rent periods, rent escalations or lease incentives over the term of the lease. In such cases, the Company calculates the total payments over the term of the lease and records them ratably as rent expense over that term.

Income Taxes—The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized.

The Company follows authoritative guidance related to how uncertain tax positions should be recognized, measured, disclosed and presented in the consolidated financial statements. This requires the evaluation of tax

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. The tax benefits recognized in the consolidated financial statements from tax positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Advertising Costs—The Company expenses all advertising costs as incurred and they are classified within general and administration expenses. Advertising costs totaled approximately $1,504, $1,388 and $1,160 for the years ended December 31, 2012, 2011 and 2010, respectively.

Business Combinations—The Company accounts for business combinations under the acquisition method. The cost of an acquired company is assigned to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when market values are not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Transaction costs associated with business combinations are expensed as incurred.

Stock-Based Compensation—Compensation cost relating to stock-based awards made to employees and directors is recognized in the consolidated financial statements using the Black-Scholes option-pricing model in the case of non-qualified stock option awards, and intrinsic value in the case of restricted stock awards. The Company measures the cost of such awards based on the estimated fair value of the award measured at the grant date and recognizes the expense on a straight-line basis over the requisite service period, which is the vesting period.

Determining the fair value of stock options requires the Company to make several estimates, including the volatility of its stock price, the expected life of the option, forfeiture rate, dividend yield and interest rates. Prior to July 28, 2010, the Company was not a publicly traded company. Accordingly, the Company had limited historical information on the price of its stock as well as employees’ stock option exercise behavior. Because of this limitation, the Company cannot rely on its historical experience alone to develop assumptions for stock-price volatility and the expected life of its options. The Company estimates the expected life of its options using the “Simplified Method.” The Company estimates stock-price volatility with reference to a peer group of publicly traded companies. Determining the companies to include in this peer group involves judgment. The Company utilizes a risk-free interest rate, which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options. The Company has not and does not expect to pay dividends on its common shares.

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

Reclassifications—Certain reclassifications were made to the December 31, 2011 consolidated balance sheet to conform to the 2012 presentation.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance that amends ASC Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and it eliminates the option to

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

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

In September 2011, the FASB issued authoritative guidance regarding the testing of goodwill for impairment. This guidance allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to their carrying amounts including goodwill, must be followed. If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required. A company may choose to use the qualitative assessment on none, some, or all of its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

3.	Business Acquisitions

FundQuest Incorporated

On December 13, 2011, the Company acquired all of the outstanding shares of FundQuest Incorporated (“FundQuest”), a subsidiary of BNP Paribas Investment Partners USA Holdings, Inc. for total consideration of $27,796. FundQuest was renamed Envestnet Portfolio Solutions, Inc. (“EPS”) subsequent to the acquisition. EPS provides managed account programs, overlay portfolio management, mutual funds, institutional asset management and investment consulting to registered investment advisors, independent advisors, broker-dealers, banks and trust organizations. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill recognized is not deductible for income tax purposes.

In February 2010, the Company signed a seven-year platform services agreement (the “Agreement”) with FundQuest. Pursuant to the Agreement with FundQuest, the Company provided FundQuest and its clients with the Company’s platform technology and support services, replacing FundQuest’s technology platform. The Company earned fees based upon a contractual percentage of assets under administration. In connection with the Agreement, the Company was required to make various payments to FundQuest during the contract term as defined in the Agreement. These payments included an up-front payment upon completion of the conversion of FundQuest’s clients’ assets to the Company’s technology platform, five annual payments and a payment after the fifth year of the Agreement calculated based on the average annual revenues the Company was to receive from FundQuest during the first five years of the contract term. In addition, the Company also issued to FundQuest a warrant to purchase 1,388,888 shares of its common stock, with an exercise price of $10.80 for an estimated fair value of $2,946 (see Notes 8 and 12). The present value of all payments and the fair value of the warrant was originally accounted for as customer inducement costs and were amortized as a reduction to the Company’s revenues from assets under management or administration on a straight-line basis over the contract term of seven years. Customer inducement amortization totaled zero, $4,568 and $3,239 for 2012, 2011 and 2010, respectively, and imputed interest totaled zero, $771 and $546 for 2012, 2011 and 2010, respectively.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Upon the acquisition, the Agreement between the Company and FundQuest was effectively settled. The Company analyzed the Agreement to determine the amount by which the contract was favorable or unfavorable when compared to current market pricing. The Company, using the discounted cash flow method, determined the Agreement resulted in a favorable amount of $4,897. The favorable amount of the Agreement was compared to the net book value of the customer inducement asset and liability at the date of the business combination resulting in a charge of approximately $1,183, which is included in other expense in the consolidated statements of operations for the year ended December 31, 2011. The net cash portion of the total consideration paid is included in “Cash flows from investing activities” in the consolidated statements of cash flows.

The consideration transferred in the acquisition was as follows:

Cash paid to owners	$24,390
Non-cash consideration:
Favorable contract	4,897
Other	1,241
Cash acquired	(671)
Working capital adjustment	(2,061)

$27,796

During 2012, the Company finalized the estimated working capital adjustment, which resulted in a decrease in goodwill of approximately $889 and an increase in prepaid expense and other current assets, which was retrospectively adjusted in the December 31, 2011 consolidated balance sheet and the related notes to the consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of December 13, 2011, adjusted.

December 31, 2011 (As Adjusted)
Accounts receivable	$2,603
Prepaid expenses and other current assets	46
Property and equipment	442
Intangible assets	11,830
Goodwill	19,303
Accounts payable and accrued liabilities	(1,364)
Deferred income taxes	(4,710)
Deferred revenue	(354)

Total assets acquired	$27,796

A summary of intangible assets acquired, estimated useful lives and amortization method was as follows:

	Amount	Weighted- Average Useful Life In Years	Amortization Method
Customer list	$11,830	7	Accelerated

The results of EPS’s operations are included in the consolidated statements of operations beginning December 13, 2011 and were not material to the 2011 results of operations.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Prima Capital Holding, Inc. Acquisition

On April 5, 2012, the Company completed the acquisition of Prima Capital Holding, Inc. (“Prima”). In accordance with the stock purchase agreement, the Company acquired all of the outstanding shares of Prima for total consideration of approximately $13,925. Prima provides investment management due diligence, research applications, asset allocation modeling and multi-manager portfolios to the wealth management and retirement industries. Prima’s clientele includes banks, independent RIAs, regional broker-dealers, family offices and trust companies. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill recognized is not deductible for income tax purposes.

The consideration transferred in the acquisition was as follows:

Cash paid to owners	$13,750
Cash acquired	(1,767)
Cash paid for working capital settlement	1,942

$13,925

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$72
Prepaid expenses and other current assets	36
Notes receivable	860
Property and equipment	103
Deferred income taxes - non current	1,328
Intangible assets	4,940
Goodwill	9,283
Accounts payable and accrued liabilities	(171)
Deferred income tax liabilities	(1,796)
Deferred revenue	(730)

Total net assets acquired	$13,925

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

	Amount	Weighted- Average Useful Life in Years	Amortization Method
Customer list	$3,740	10	Accelerated
Proprietary technology	700	5	Accelerated
Trade names	500	5	Accelerated

Total	$4,940

The results of Prima’s operations are included in the consolidated statement of operations beginning April 5, 2012. Prima’s revenues and net loss for the nine months ended December 31, 2012 totaled $3,626 and ($791), respectively. The net loss for the nine months ended December 31, 2012 included pre-tax acquired intangible asset amortization of $1,005.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Tamarac, Inc. Acquisition

On May 1, 2012, the Company completed the acquisition of Tamarac, Inc. (“Tamarac”). In accordance with the merger agreement, a newly formed subsidiary of Envestnet merged with and into Tamarac, and Tamarac became a wholly-owned subsidiary of Envestnet. Under the terms of the merger agreement, total consideration was approximately $48,427 for all of the outstanding stock of Tamarac. Tamarac provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management software, principally to high-end RIAs. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill recognized is not deductible for income tax purposes.

The consideration transferred in the acquisition was as follows:

Cash paid to owners	$54,000
Non-cash consideration	101
Cash acquired	(2,533)
Receivable from working capital settlement	(3,141)

$48,427

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$489
Other receivables	681
Prepaid expenses and other current assets	216
Deferred income tax assets	7,235
Property and equipment	444
Deposits	379
Intangible assets	16,150
Goodwill	35,027
Accounts payable and accrued liabilities	(2,356)
Deferred income tax liabilities	(5,907)
Deferred revenue	(3,931)

Total net assets acquired	$48,427

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

	Amount	Weighted- Average Useful Life in Years	Amortization Method
Customer list	$8,680	12	Accelerated
Proprietary technology	5,880	8	Accelerated
Trade names	1,590	5	Accelerated

Total	$16,150

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

The results of Tamarac’s operations are included in the consolidated statement of operations beginning May 1, 2012. Tamarac’s revenues and net loss for the eight-month period ended December 31, 2012 totaled $9,971 and ($1,236), respectively. The net loss for the eight months ended December 31, 2012 included pre-tax acquired intangible asset amortization of $1,304.

In accordance with the terms of the merger agreement between Envestnet and Tamarac, Tamarac senior management were required to apply at least 50% (up to 100%) of the aggregate proceeds of the Tamarac change of control payment totaling $2,759 to purchase registered shares of Envestnet common stock (232,150 shares) in an amount equal to 95% multiplied by the Envestnet closing market price on the day before the merger closed (see Note 12).

In addition, the Company adopted the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock. The unvested common stock vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition (see Note 13). The Company also granted to certain Tamarac employees 232,150 stock options to acquire Envestnet common stock at an exercise price of $12.51. These stock options vest on the second anniversary of the grant date (see Note 13).

Acquisition related costs of $2,317 and $405 are included in general and administration expenses in the consolidated statements of operations for the years ended December 31, 2012 and 2011, respectively.

Pro forma results for Envestnet, Inc. giving effect to the FundQuest, Prima and Tamarac acquisitions

The following unaudited pro forma financial information presents the combined results of operations of Envestnet, Prima and Tamarac for the year ended December 31, 2012 and Envestnet, FundQuest, Prima and Tamarac for the year ended December 31, 2011. The unaudited pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2011.

The unaudited pro forma results presented include amortization charges for acquired intangible assets and stock-based compensation expense, and the elimination of intercompany transactions, unrealized gain or loss on warrant, imputed interest expense, and transaction-related expenses and the related tax effect on the aforementioned items.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2011.

	At December 31,
	2012	2011
Revenues	$162,859	$148,695
Net income	528	3,772
Net income per share:
Basic	0.02	0.12
Diluted	0.02	0.11

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

4.	Property and Equipment

Property and equipment consists of the following:

		At December 31,
	Estimated Useful Life	2012	2011
Cost:
Office furniture and fixtures	5-7 years	$3,613	$2,713
Computer equipment and software	3 years	22,098	18,942
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the lease term or useful life of the asset	7,638	5,833

		33,947	28,086
Less accumulated depreciation and amortization		(22,156)	(16,995)

Property and equipment, net		$11,791	$11,091

Depreciation and amortization expense was as follows:

	Year ended December 31,
	2012	2011	2010
Depreciation and amortization expense	$4,685	$3,862	$2,980

5.	Internally Developed Software

Internally developed software consists of the following:

		At December 31,
	Estimated Useful Life	2012	2011
Internally developed software	5 years	$13,232	$10,882
Less accumulated amortization		(8,908)	(7,358)

Internally developed software, net		$4,324	$3,524

Amortization expense was as follows:

	Year ended December 31,
	2012	2011	2010
Amortization expense	$1,550	$1,579	$1,606

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

6.	Goodwill and Intangible Assets

Changes in the carrying amount of the Company’s goodwill were as follows:

Balance at December 31, 2010	$2,031
FundQuest acquisition	19,303

Balance at December 31, 2011	21,334
Prima acquisition	9,283
Tamarac acquisition	35,027

Balance at December 31, 2012	$65,644

Intangible assets consist of the following:

		December 31, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	4 - 12 years	$28,103	$(8,720)	$19,383	$15,683	$(3,458)	$12,225
Proprietary technologies	5 - 8 years	6,580	(657)	5,923	-	-	-
Trade names	5 years	2,090	(246)	1,844	-	-	-

Total intangible assets		$36,773	$(9,623)	$27,150	$15,683	$(3,458)	$12,225

Amortization expense was as follows:

	Year ended December 31,
	2012	2011	2010
Amortization expense	$6,165	$935	$1,117

Future amortization expense of the intangible assets as of December 31, 2012, is expected to be as follows:

Years ending December 31:
2013	$6,222
2014	5,399
2015	4,582
2016	3,787
2017	2,687
Thereafter	4,473

$27,150

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

7.      Other Non-Current Assets

Other non-current assets consist of the following:

	At December 31,
	2012	2011
Investment in private company	$1,250	$1,250
Deposits:
Lease	1,655	1,313
Other	264	259
Other	366	340

	$3,535	$3,162

In April 2008, the Company entered into an agreement to purchase 1,250,000 Preferred A Units of a private company for a total purchase price of $1,250. The Preferred A Units are entitled to a preferred distribution at a cumulative rate of 8% per annum of unreturned capital contributions, as defined in the agreement.

8.      Fair Value Measurements

Financial assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money-market funds are considered Level 1 assets and totaled approximately $20,682 and $52,383 as of December 31, 2012 and 2011, respectively, and are included in cash and cash equivalents in the consolidated balance sheets.

On February 8, 2010, the Company issued a warrant to FundQuest to acquire a certain amount of the Company’s common stock (see Note 3) which was initially recorded as a current liability. As a result of the Company’s initial public offering effective July 28, 2010, certain terms of the warrant were determined in accordance with the warrant agreement and the Company reclassified the estimated fair value of the warrant to additional paid-in capital during 2010.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from December 31, 2009 to December 31, 2010:

Warrant
Balance at December 31, 2009	$-
Issuance	2,360
Change in fair value	586
Transfer to additional paid-in capital	(2,946)

Balance at December 31, 2010	$-

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels 1, 2 and 3 during the year.

9.      Accrued Expenses

Accrued expenses consist of the following:

	At December 31,
	2012	2011
Accrued investment manager fees	$12,937	$8,451
Accrued compensation and related taxes	5,726	4,230
Accrued professional services	408	481
Accrued restructuring charges	-	290
Other accrued expenses	1,130	1,467

	$20,201	$14,919

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

As a result of the FundQuest acquisition in 2011, the Company incurred restructuring charges of $381 in the year ended December 31, 2011, primarily severance charges related to the termination of certain FundQuest and Envestnet employees.

As a result of the FundQuest, Prima and Tamarac acquisitions, the Company incurred restructuring charges of $115 in the year ended December 31, 2012, primarily severance charges for certain Tamarac employees and lease abandonment charges related to Prima.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

The summary of activity in accrued restructuring charges was as follows:

Balance at December 31, 2009	$-
Restructuring provision incurred	961
Payments	(733)

Balance at December 31, 2010	228
Restructuring provision incurred	434
Payments	(372)

Balance at December 31, 2011	290
Restructuring provision incurred	115
Payments	(405)

Balance at December 31, 2012	$-

10.     Note Payable

In connection with the acquisition of B-Ready Outsourcing Solutions, Inc. on April 1, 2010, the Company assumed a note payable in the amount of $300 that bears simple interest of 8% per annum. A principal payment of $150 plus interest was paid on April 30, 2011, and an additional principal payment of $150 plus interest was paid on April 30, 2012.

11.     Income Taxes

Income before income tax provision was generated in the following jurisdictions:

	Year ended December 31,
	2012	2011	2010
Domestic	$2,702	$10,291	$619
Foreign	366	289	288

Total	$3,068	$10,580	$907

The components of the income tax provision charged to operations are summarized as follows:

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$1,280	$261	$-
State	235	459	(16)
Foreign	946	94	76

	2,461	814	60

Deferred:
Federal	(48)	2,243	1,207
State	170	(60)	266
Foreign	20	(22)	-

	142	2,161	1,473

Total	$2,603	$2,975	$1,533

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Net deferred tax assets (liabilities) consist of the following:

	At December 31,
	2012	2011
Current:
Deferred revenue	$346	$30
Prepaid expenses and accruals	(108)	162
Net operating loss and tax credit carryforwards	2,563	3,716

Total current deferred tax assets	2,801	3,908

Less valuation allowance	(712)	(1,303)

Net current deferred tax assets	2,089	2,605

Non-current:
Deferred rent and lease incentives	2,212	1,666
Net operating loss and tax credit carryforwards	13,980	7,559
Loss on investments	2,157	2,157
Property and equipment and intangible assets	(13,284)	(5,617)
Stock compensation expense	3,058	537
Other	180	118

Total long-term deferred tax assets	8,303	6,420

Less valuation allowance	(2,109)	(2,141)

Net long-term deferred tax assets	$6,194	$4,279

During 2010, the write-off of notes receivable from Fetter Logic (see Note 16) was considered a capital loss for tax purposes. In assessing the realizability of this deferred tax asset, management determined that it was more-likely-than-not that the asset would not be realized and accordingly recorded an increase to the valuation allowance in the amount of $926. The valuation allowance for net deferred tax assets as of December 31, 2012 and 2011 was $2,821 and $3,444, respectively. The valuation allowance as of December 31, 2012 and 2011 was related to capital losses of $2,157 and federal and state net operating losses of $644 for 2012 and $1,287 for 2011, primarily due to Internal Revenue Code Section 382 limitations. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which net operating losses and temporary differences are deductible. Management considers the scheduled reversal of deferred tax assets and liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of taxable income and projections for future taxable income over the periods for which the net operating losses are available and deferred tax assets are deductible, management believes that it is more-likely-than-not that in consideration of its recorded valuation allowance, it will realize the benefits of the net operating losses and any other deferred tax assets. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Upon exercise of stock options, the Company recognizes any difference between GAAP compensation expense and income tax compensation expense as a tax windfall or shortfall. The difference is charged to equity

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

in the case of a windfall. When the exercise results in a windfall and the windfall results in net operating loss (“NOL”), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces the income tax payable. For GAAP purposes, the Company has recognized all previously suspended windfall tax benefits, as they will be utilized on the Company’s 2012 tax return to reduce taxes payable. The benefit was recorded in stockholders’ equity, and as such, does not impact the Company’s effective tax rate.

The expected tax provision calculated at the statutory federal rate differs from the actual provision as follows:

	Year ended December 31,
	2012	2011	2010
Tax provision, at U.S. federal statutory tax rate	$1,043	$3,597	$308

State income tax, net of federal tax benefit	64	449	42
Effect of permanent items	414	487	66
Change in assertion over permanent reinvestment of foreign earnings	-	(234)	-
Effect of return to provision adjustment	(81)	(113)
Change in valuation allowance	(620)	-	927
Effect of contract settlement	-	(1,186)	-
Effect of change in state income tax rate	691	-	-
Unrecognized tax benefits	1,105	(25)	106
Effect of foreign tax credits	(87)	-	-
Effect of adjustments to state deferred taxes	(576)	-	-
Adjustments to state net operating losses	638	-	-
Foreign income taxes	(6)	-	76
Other	18	-	8

Income tax provision	$2,603	$2,975	$1,533

At December 31, 2012, the Company had NOL carryforwards for federal income tax purposes of $42,912, which are available to offset future federal taxable income, if any, and expire as follows:

Years ending December 31:
2019	$1,484
2020	-
2021	-
2022	988
2023	10,990
2024	9,630
2025	696
2026	1,386
2027	1,687
2028	3,363
2029	3,969
2030	1,491
2031	1,808
2032	4,322
2033	1,098

$42,912

Of the $42,912 in NOLs, due to Internal Revenue Code Section 382 limitations, approximately $1,938 in NOLs will not be utilized. In addition, as of December 31, 2012, we had net operating loss carryforwards for state income tax purposes of $30,271, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards expire through 2033. In addition, the Company has alternative minimum

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

tax credit carryforwards of approximately $445, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

A reconciliation of the beginning and ending amount of unrecognized tax benefit was as follows:

	Year ended December 31,
	2012	2011	2010
Unrecognized tax benefits balance at beginning of year	$364	$415	$326
Additions based on tax positions related to the current year	517	128	107
Additions (deletions) based on tax positions related to prior years	474	(55)	(9)
Reductions for lapses of statute of limitations	(258)	(235)	(8)

Unrecognized tax benefits balance at end of year	$1,097	$364	$415

At December 31, 2012, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $844. At this time, the Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $400 in the next twelve months due to the completion of reviews by tax authorities, the voluntary filing of certain state income taxes and the expiration of certain statutes of limitations.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2012, 2011 and 2010, income tax expense includes $448, $14 and $53, respectively, of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $642 and $194 as of December 31, 2012 and 2011, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, a subsidiary of the Company files a tax return in a foreign jurisdiction. The Company’s tax returns for the calendar years ended December 31, 2011, 2010 and 2009 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for fiscal year ended March 31, 2009, as well as calendar years ended December 31, 2011, 2010 and 2009 remain open to examination by various state revenue services.

The Company’s India subsidiary is currently under examination by the India Taxing Authority for the fiscal year ended March 31, 2009 and March 31, 2010. Based on the outcome of examinations of the Company’s subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the statement of financial position. It is possible that one or more of these audits may be finalized within the next twelve months. The Company’s subsidiary’s tax returns for the fiscal years ended March 31, 2007 through March 31, 2012 remain open to examination by the India Taxing Authority in their entirety.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

12.     Stockholders’ Equity

Preferred Stock

Prior to the closing of the Company’s initial public offering in July of 2010, the Company had the following $0.001 par value convertible preferred stock authorized, issued and outstanding:

	Shares Authorized	Shares Issued and Outstanding	Amount	Aggregate Liquidation Preference
Series A Convertible Preferred Stock	66,000	65,649	$31,475	$65,649
Series B Convertible Preferred Stock	10,000	7,130	5,330	7,130
Series C Convertible Preferred Stock	5,000	3,864	8,787	9,000
Undesignated	119,000	-	-	-

	200,000	76,643	$45,592	$81,779

Each share of preferred stock was convertible at any time after the date of issuance and was convertible at various prices and into various amounts of common stock. The preferred stock had liquidation and voting rights as defined in each preferred stock agreement. The holders of Series C Convertible Preferred Stock (“Series C”) were entitled to receive preferred dividends annually at a rate of 8% of the Series C original issue price, accruing and cumulative from the date of issue, whether or not earned or declared.

As noted below, upon closing of the Company’s initial public offering, all of the Company’s outstanding Series A, Series B and Series C Convertible Preferred Stock converted into an aggregate 13,002,034 shares of common stock. In addition, the holders of Series C were paid cumulative preferred dividends totaling approximately $1,346.

On August 3, 2010, the Company amended its certificate of incorporation which increased the amount of authorized preferred stock to 50,000,000 shares and increased the par value to $0.005 per share. There were no shares of preferred stock issued or outstanding as of December 31, 2012 and 2011.

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

In February 2010, in connection with the Agreement (see Note 3), the Company issued to FundQuest a warrant to purchase shares of the Company’s common stock, with an exercise price to be calculated as 120% of the Company’s initial public offering price per share of the Company’s common stock. As a result of the closing of the Company’s initial public offering, the number of shares of common stock issuable to FundQuest under the warrant was determined to be 1,388,888 shares at an exercise price of $10.80 per share and the estimated fair value of the warrant of $2,946 is classified in equity as additional paid-in capital. During 2011, the warrant was sold by FundQuest to a third party. As of December 31, 2012, the warrant with issuable shares totaling 1,388,888 was outstanding.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

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

•

The EnvestNet Group, Inc., the Company’s 41% shareholder prior to the initial public offering (the “Envestnet Shareholder”) merged with and into the Company, with the Company being the surviving entity. Pursuant to the merger, all of the shareholders of the Envestnet Shareholder exchanged their Envestnet Shareholder common shares and preferred shares for 10,680,000 shares of the Company’s common stock; and

•	each share of the Company’s common and Series A convertible preferred stock held by the Envestnet Shareholder was automatically converted into treasury stock of the Company.

On August 3, 2010, the Company amended its certificate of incorporation, which increased the amount of authorized common stock to 500,000,000 shares and increased the par value to $0.005 per share.

On August 31, 2010, the underwriters exercised their overallotment option to purchase an additional 705,825 shares of common stock for a price of $9.00 per share, which resulted in proceeds, before deducting underwriting discounts and commissions, of approximately $6,352.

In accordance with the terms of the merger agreement between Envestnet and Tamarac (see Note 3), Tamarac senior management were required to apply at least 50% (up to 100%) of the aggregate proceeds of the Tamarac change of control payment totaling $2,759 to purchase registered shares of Envestnet common stock (232,150 shares) in an amount equal to 95% multiplied by the Envestnet closing market price on the day before the merger closed. These shares cannot be sold or otherwise transferred for a period of two years following the date of merger. If a participant terminates their employment with the Company or is terminated for cause, the participant shall be required to pay the Company an amount equal to 5% multiplied by the closing market price on the day before the merger closed for each of the shares purchased by the participant.

During the fourth quarter of 2012, the Company reversed a $690 net operating loss tax benefit that was recognized incorrectly in 2010 as a result of the EnvestNet Group, Inc. merger.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

13.	Stock-Based Compensation

On December 31, 2004, the Company adopted a stock incentive plan (the “2004 Plan”). The 2004 Plan provided for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. To satisfy options granted under the 2004 Plan, the Company made common stock available from authorized but unissued shares or shares held in treasury, if any, by the Company. Stock options granted under the 2004 Plan were non-qualified stock options, as defined in the 2004 Plan agreement. Stock options were granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant.

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

As a result of the merger between Envestnet and Tamarac (see Note 3), the Company adopted the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). The 2012 Plan provides for the grant of restricted common stock, stock options and the purchase of common stock for certain Tamarac employees. The maximum number of shares of stock which may be issued with respect to awards under the 2012 Plan is 1,023,851.

The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock (“Target Incentive Awards”). The Target Incentive Awards vest based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition. The Company measured the cost of these awards based on the estimated fair value of the award as of the market closing price on the day before the acquisition closed. The Company is recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company has estimated expected forfeitures at the grant date and will recognize compensation expense only for those awards expected to vest. The initial forfeiture assumption will be reassessed in subsequent periods and may change based upon new facts and circumstances. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the vesting period.

The Company also granted to certain Tamarac employees 232,150 stock options to acquire Envestnet common stock at an exercise price of $12.51. These stock options vest on the second anniversary of the grant date.

As of December 31, 2012, the maximum number of options and restricted stock available for future issuance under the Company’s plans is 1,733,230.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Employee stock-based compensation expense was as follows:

	Year ended December 31,
	2012	2011	2010
Employee stock-based compensation expense	$4,342	$3,062	$1,731
Tax effect on employee stock-based compensation expense	(1,643)	(1,159)	(655)

Net effect on income	$2,699	$1,903	$1,076

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Year ended December 31,
	2012	2011	2010
Grant date fair value of options	$4.96	$5.14	$3.71
Volatility	39.7%	39.4%	37.5%
Risk-free interest rate	1.2%	2.37%	2.2%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.0	6.0	6.2

The following table summarizes option activity under the Company’s plans:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	3,285,579	$6.70
Granted	2,049,461	9.18
Exercised	(296,188)	6.50
Forfeited	(40,515)	7.81

Outstanding as of December 31, 2010	4,998,337	7.64	7.5	$47,083
Granted	486,833	12.37
Exercised	(447,528)	6.14
Forfeited	(173,924)	9.36

Outstanding as of December 31, 2011	4,863,718	8.19	6.8	18,704
Granted	738,915	12.53
Exercised	(298,947)	6.92
Forfeited	(26,274)	11.03

Outstanding as of December 31, 2012	5,277,412	8.86	6.3	26,885

Options exercisable	3,378,591	7.70	5.2	21,124

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2012, 2011 and 2010 of $13.95, $11.96 and $17.06, respectively, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Exercise prices of stock options outstanding as of December 31, 2012 range from $1.10 to $13.98.

Other information was as follows:

	Year ended December 31,
	2012	2011	2010
Total intrinsic value of options exercised	$1,611	$3,082	$1,511
Cash received from exercises of stock options	2,069	2,747	1,925
Cash received from issuance of restricted stock	2,759	-	-

The following table summarizes the prices whereby the Company granted employee stock options from the period January 1, 2010 through July 27, 2010 (the date prior to the Company’s initial public offering):

Grant Date	Options Granted	Fair Market Value of Common Stock (per share)
February 22, 2010	71,000	$13.45

Prior to our initial public offering on July 28, 2010, the Board of Directors determined the exercise price was the fair market value on the respective grant dates. Historically, determining the fair value of our common stock required making subjective judgments. The valuation of the Company’s common stock considered a market approach and an income approach, incorporating the Company’s historical and expected financial performance, relevant market, industry and economic trends, recent capital transactions, involving either the Company or comparable companies, and comparable public company valuations. The resulting calculation assigned a value for 100% of the Company’s equity on a marketable equivalent, non-controlling interest basis.

After the value of the Company had been determined, the Company allocated the value to each class of its shares, including common stock. The value allocation methodology applies the principles set forth in the AICPA Practice Aid—Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”). The Practice Aid defines appropriate methods to allocate enterprise value to common shares when multiple share classes exist. Based on various factors, including the stage of a company’s life and the timing and likelihood of various liquidity events, one method of allocation may be more appropriate than the others. The Company used the option pricing method, as defined in the Practice Aid, which treats each class of equity as having a “call option” on the enterprise value. The option pricing method considers the economic preferences and other rights attributable to each share class, resulting in a price for each of the share classes, including common stock. The valuations of common stock also reflected a discount for lack of marketability, adjusted over time to reflect the expected likelihood and timing of a liquidity event subsequent to each valuation date. No other discounts were applied in determining the value of the Company’s common stock. There was inherent uncertainty in the estimates used in the valuations. If different discount rates, assumptions or weightings had been used, the valuations would have been different. From January 1, 2010 through July 27, 2010, the Company performed contemporaneous valuations to determine the fair value of the Company’s common stock.

Since our initial public offering on July 28, 2010, the Company has not performed internal valuations or obtained independent valuations in order to determine the Company’s stock price to reference when determining the fair value of our common stock in connection with the granting of stock options.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Restricted Stock Awards

Periodically, the Company grants restricted stock awards under the 2010 Plan to employees that vest one-third on each of the first three anniversaries of the grant date. The Company also granted restricted stock awards under the 2012 Plan that vest upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition.

The following is a summary of the activity for unvested restricted stock awards granted under the Company’s plans:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2010	-	$-
Granted	77,224	12.38
Vested	-	-
Forfeited	(3,404)	12.55

Balance at December 31, 2011	73,820	12.37
Granted	714,934	12.50
Vested	(24,568)	-
Expired/cancelled	(1,064)	12.45
Forfeited	(4,132)	12.49

Balance at December 31, 2012	758,990	12.49

At December 31, 2012, there was $5,736 of unrecognized compensation cost related to unvested stock options which the Company expects to recognize over a weighted-average period of 1.7 years. At December 31, 2012, there was $1,605 of unrecognized compensation cost related to restricted stock awards which the Company expects to recognize over a weighted-average period of 3.6 years. This excludes $6,865 of potential unrecognized stock compensation cost related to the Target Incentive Awards, which the Company expects to recognize over the remaining estimated vesting period of 2.3 to 4.3 years. The amount of stock compensation cost related to the Target Incentive Awards is dependent upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition.

14.	Earnings per Share

Net income per common share reflects the application of the two-class method for the year ended December 31, 2010. Under the two-class method, net income is allocated between common stock and other participating securities based on their respective participating rights. All classes of convertible preferred stock would participate pro rata in dividends and therefore are considered participating securities.

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless they are anti-dilutive. For the year ended December 31, 2010, convertible preferred securities were excluded from the computation of diluted net income per share as their inclusion on an as if converted basis would have been anti-dilutive. For the year ended December 31, 2010, the convertible preferred securities are

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

considered anti-dilutive as a result of such securities not having the contractual obligation to participate in losses of the Company. For the calculation of diluted net income per common share, the basic weighted average number of shares is increased by the dilutive effective of stock options, common warrants and restricted stock using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to common stockholders:

	Year ended December 31,
	2012	2011	2010
Basic income per share calculation:
Net income (loss)	$465	$7,605	$(626)
Less: Preferred stock dividends	-	-	(422)

Net income (loss) attributable to common stockholders	$465	$7,605	$(1,048)

Basic number of weighted-average shares outstanding	32,162,672	31,643,390	20,805,911

Basic net income (loss) per share attributable to common stockholders	$0.01	$0.24	$(0.05)

Diluted income (loss) per share calculation:
Net income (loss) attributable to common stockholders	$465	$7,605	$(1,048)

Basic number of weighted-average shares outstanding	32,162,672	31,643,390	20,805,911
Effect of dilutive shares:
Options to purchase common stock	954,056	974,192	-
Common warrants	177,257	211,495	-
Restricted stock	47,630	34,757	-

Diluted number of weighted-average shares outstanding	33,341,615	32,863,834	20,805,911

Diluted net income (loss) per share attributable to common stockholders	$0.01	$0.23	$(0.05)

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share are as follows:

	Year ended December 31,
	2012	2011	2010
Options to purchase common stock	1,209,748	121,000	4,998,337
Common warrants	-	-	1,388,888
Unvested restricted stock	559,551	-	-

Total	1,769,299	121,000	6,387,225

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

15.	Insurance Recovery

On April 26, 2011, the Company and its directors’ and officers’ liability insurance carrier entered into an agreement under which the insurance carrier agreed to pay the Company $1,100 to reimburse the Company for defense fees and expenses incurred by the Company in 2010 related to certain litigation (see Note 16). This amount was received in 2011 and is included in other income in the consolidated statements of operations.

16.	Commitments and Contingencies

Leases

The Company rents office space under leases that expire at various dates through 2023. Future annual minimum lease commitments under these operating leases were as follows:

Years ending December 31:
2013	$4,488
2014	5,083
2015	5,281
2016	5,537
2017	5,109
Thereafter	21,073

Total	$46,571

Rent expense for all operating leases totaled:

	Year ended December 31,
	2012	2011	2010
Rent expense	$4,008	$2,930	$2,529

Purchase Obligations and Indemnifications

The Company enters into unconditional purchase obligations arrangements for certain of its services that it receives in the normal course of business. Future minimum unconditional purchase obligations are as follows:

Years ending December 31:
2013	$637
2014	73
2015	-
2016	-
2017	-
Thereafter	-

$710

The Company includes various types of indemnification and guarantee clauses in certain arrangements. These indemnifications and guarantees may include, but are not limited to, infringement claims related to intellectual property, direct or consequential damages and guarantees to certain service providers. The type and amount of any potential indemnification or guarantee varies substantially based on the nature of each

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

arrangement. The Company has experienced no previous claims and cannot determine the maximum amount of potential future payments, if any, related to such indemnification and guarantee provisions. The Company believes that it is unlikely it will have to make material payments under these arrangements and therefore has not recorded a contingent liability in the consolidated balance sheets.

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

On July 8, 2010, the Company and Fetter Logic agreed to dismiss their respective lawsuits. As a result, the Company wrote off net fees receivable and notes receivable totaling $2,283 in the year ended December 31, 2010. This amount is included in general and administration expenses in the consolidated statements of operations.

In connection with this settlement, none of the parties was required to make any payments to any other party, the Company relinquished its ownership interest in Fetter Logic, as well as operating receivables for services the Company provided during the term of the operating agreement and its rights under a promissory note issued to the Company in December 2009 in connection with its redemption of a portion of its ownership interest in Fetter Logic. In addition, the Company has the right to use any intellectual property developed or obtained by the Company in connection with the operating agreement. For the year ended December 31, 2010, the Company incurred legal fees of $1,933 related to this matter.

The Company is also involved in other litigation arising in the ordinary course of its business. The Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its results of operations, financial condition, cash flows or business.

17.	Major Customers

One customer accounted for the following percentage of the Company’s fees receivable:

	December 31,
	2012	2011
Fidelity	11%	34%

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

One customer accounted for the following percentage of the Company’s revenues:

	December 31,
	2012	2011	2010
Fidelity	22%	31%	31%

18.	Benefit Plan

The Company sponsors a profit sharing and savings plan under Section 401(k) or the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year ended December 31,
	2012	2011	2010
Voluntary employer matching contributions	$660	$474	$427

19.	Net Capital Requirements

PBS is a broker-dealer subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital (“net capital ratio”), both as defined, shall not exceed 15 to 1. SEC Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2012, the Company had net capital of $968, which was $868 in excess of its required net capital of $100. At December 31, 2012, the Company’s net capital ratio was .12 to 1.

Additionally, PBS is subject to net capital requirements of certain self-regulatory organizations and at December 31, 2012, PBS was in compliance with such requirements.

20.	Subsequent Events

On April 11, 2013, the Company entered into a definitive agreement to acquire substantially all of the assets of the Wealth Management Solutions (“WMS”) division of Prudential Investments for $10,000 in cash upon closing, subject to certain post-closing adjustments, plus contingent consideration of up to a total of $23,000 in cash, based upon meeting certain performance targets, to be paid over three years. WMS is a provider of technology solutions that enables financial services to firms develop and enhance their wealth management offerings. The Company anticipates the acquisition will be completed in the third quarter of 2013.

On April 11, 2013, the Company amended the 2012 Plan (see Note 13). The purpose of the amendment was to amend the methodology for determining the vesting requirements of performance awards granted under the 2012 Plan as well as the inclusion of additional Envestnet | Tamarac employees eligible to participate in the 2012 Plan. The amendment may result in changes to the timing or amount of expense to be recognized in future periods in connection with any performance awards granted under the 2012 Plan, compared to that which may have occurred without the amendment.

21.	Quarterly Financial Data (Unaudited)

Quarterly results for the years ended December 31, 2012 and 2011 were as follows:

	2012
	First	Second	Third	Fourth
Total revenues	$32,642	$37,962	$42,283	$44,379
Income (loss) from operations (1) (2)	1,232	(1,132)	920	2,022
Net income (loss) (3)	740	(668)	551	(158)
Net income (loss) per share
Basic	0.02	(0.02)	0.02	(0.01)
Diluted	0.02	(0.02)	0.02	(0.01)

	2011
	First	Second	Third	Fourth
Total revenues	$29,262	$31,334	$32,040	$30,542
Income from operations (4)	2,554	3,151	3,226	2,445
Net income	1,404	2,447	1,925	1,829
Net income per share
Basic	0.04	0.08	0.06	0.06
Diluted	0.04	0.07	0.06	0.06

(1)	During the fourth quarter, the Company recorded an adjustment to non-cash compensation expense that resulted in an increase of $305 to income from operations.

(2)	Included in income (loss) from operations for the first quarter, second quarter, third quarter and fourth quarter of 2012 is $644, $1,353, $215 and $506, respectively, of restructuring and transaction related costs.

(3)	During the fourth quarter, the Company recorded certain adjustments to income taxes including $848 related to additional India income taxes, and $392 in additional income taxes primarily to adjust deferred tax assets related to net operating loss carryforwards.

(4)	Included in income from operations for the first quarter, second quarter, third quarter and fourth quarter of 2011 is $10, $53, $302 and $689, respectively, of restructuring and transaction related costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 13, 2013, our Audit Committee terminated McGladrey LLP (“McGladrey”) as our independent registered public accountants and on February 14, 2013 engaged KPMG LLP (“KPMG”) as our independent registered public accounting firm for our fiscal year ended December 31, 2012 and to re-audit our financial statements for the year ended December 31, 2011. In addition, on March 29, 2013, our Audit Committee determined that it needed to retain new independent registered public accountants to re-audit our financial statements for the year ended December 31, 2010. As a result, on April 2, 2013, the Audit Committee engaged KPMG to re-audit our financial statements for the year ended December 31, 2010.

Information regarding the change in independent accountants was reported in our Current Reports on Form 8-K filed with the SEC on February 14, 2013 and on April 3, 2013. McGladrey’s reports on our consolidated financial statements for each of the years ended December 31, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the years ended December 31, 2011 and 2010, and the period from January 1, 2012 through March 29, 2013, we did not have any disagreements with McGladrey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to McGladrey’s satisfaction, would have caused them to make reference thereto in their reports on Envestnet’s consolidated financial statements for such periods. During the years ended December 31, 2011 and 2010, there were no reportable events as the term is described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, and due to the material weakness in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control Over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Management has excluded Tamarac, Inc. and Prima Capital Holding, Inc., from its assessment of internal control over financial reporting as of December 31, 2012, because those entities were acquired by the Company in purchase business combinations in the second quarter of 2012. Tamarac, Inc. and Prima Capital Holding, Inc. are wholly-owned subsidiaries whose total assets represent approximately 39% and 9%, respectively, and whose revenues represent approximately 6% and 2%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In connection with this assessment, we identified a material weakness, as described below, in internal control over financial reporting as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weakness described below, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.

Inadequate and ineffective controls over accounting for income taxes

We did not have adequate design or operation of controls that provide reasonable assurance that the accounting for income taxes, including the related financial statement disclosures, were in accordance with U.S. GAAP. Specifically, we relied on third-party subject matter experts and did not have sufficient technical expertise in the income tax function to provide adequate review and control with respect to the (a) identification and ongoing evaluation of uncertain tax positions in foreign tax jurisdictions; (b) complete and accurate recording of deferred tax assets and liabilities due to differences in accounting treatment for book and tax purposes; and (c) complete and accurate recording of inputs to the consolidated income tax provision and related accruals.

This material weakness resulted in post-closing adjustments to deferred income tax assets and liabilities, income taxes receivable, uncertain tax liabilities as included in other non-current liabilities, and income tax expense, which were corrected by management prior to the issuance of the Company’s consolidated financial statements included herein.

KPMG, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2012. Their report appears below.

Remediation Plans

Management is committed to remediating the material weakness in a timely fashion. We have begun the process of executing remediation plans that address the material weakness in internal control over financial reporting relating to accounting for income taxes. Specifically, we replaced our third-party subject matter experts and also hired internal personnel dedicated to managing the income tax function to enhance our expertise in determining the appropriate accounting for material and complex tax transactions. In addition, management’s planned actions to further address the material weakness include:

•	Review of tax accounting process to identify and implement enhanced tax accounting processes and related internal control procedures;

•	Enhancement of our process and internal controls related to the preparation of tax accounting position papers documenting our analysis and conclusions for all technical tax accounting matters, and

•	Establish training and education programs for financial personnel responsible for income tax accounting.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect these remedial actions and or other actions related to this maternal weakness to be effectively implemented in 2013 in order to successfully remediate the material weakness reported within this Form 10-K by December 31, 2013.

If the remedial measures described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in “Item 1A, Risk Factors – In preparing our financial statements for 2012, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this or other material weaknesses that we may identify in the future could result in material misstatements in our financial statements” in Part I of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Envestnet, Inc.:

We have audited Envestnet, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the ineffective controls over income tax accounting and disclosure has been identified and included in management’s assessment.

Envestnet, Inc. management excluded Tamarac, Inc. and Prima Capital Holding, Inc., from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, because those entities were acquired by the Company in purchase business combinations in the second quarter of 2012. Tamarac, Inc. and Prima Capital Holding, Inc. are wholly-owned subsidiaries whose total assets represent approximately 39% and 9%, respectively, and whose revenues represent approximately 6% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Tamarac, Inc. and Prima Capital Holding, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012 and our report dated June 14, 2013 expressed an unqualified opinion on those consolidated financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of 2012 consolidated financial statements, and this report does not affect our report dated June 14, 2013, which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2012, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

June 14, 2013

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following summarizes information concerning each of our directors.

Judson Bergman	Mr. Bergman, age 56, is the founder of our company and has served as our Chairman, Chief Executive Officer and a director since 1999. Prior to founding our company, Mr. Bergman was Managing Director at Nuveen. Mr. Bergman serves as a trustee of RS Investment Trust and RS Variable Products Trust, registered investment companies. Mr. Bergman received an MBA in finance and accounting from Columbia University and a BA from Wheaton College.

Mr. Bergman has extensive familiarity with the financial services industry acquired through his years with the company and his experience at Nuveen as well as his education in finance and accounting.

Ross Chapin	Mr. Chapin, age 60, has served as a director of our company since 2001. Mr. Chapin is a Managing Director of Parametric Portfolio Associates LLC, a provider of structured portfolio management, which he joined as a senior executive in October 2005. Prior to Parametric, Mr. Chapin co-founded Orca Bay Partners, a private equity firm in 1998. Mr. Chapin received an MBA from Columbia University in finance and accounting, and an undergraduate degree from Denison University.

Mr. Chapin has broad knowledge of the financial services industry and financial products acquired through his experience at Parametric. In addition, the Board benefits from Mr. Chapin’s experience with a broad range of companies and industries acquired as a result of the review and analysis of investments by Orca Bay Partners and his education in finance and accounting.

Gates Hawn	Mr. Hawn, age 64, has served as a director of our company since 2004. Mr. Hawn is currently retired. He had previously worked as a Senior Advisor for Credit Suisse, an investment banking firm or its predecessors from 2000 to 2004. In 2000 Donaldson, Lufkin & Jenrette, or DLJ, merged with Credit Suisse, and Mr. Hawn was with DLJ from 1981 to 2000. Mr. Hawn received an undergraduate degree from Williams College.

Mr. Hawn’s has extensive knowledge of the financial services industry and financial products acquired through his experience at DLJ and Credit Suisse.

James Johnson	Mr. Johnson, age 75, has served as a director of our company since 2000. Mr. Johnson is a General Partner and Founder of Apex Venture Partners, or Apex, a private equity firm, which he founded in 1988. Prior to founding Apex, Mr. Johnson was one of three founding partners of Knightsbridge Partners, a private investment firm. Prior to Knightsbridge, Mr. Johnson served in senior management roles with Beatrice Foods, including corporate Chief Financial Offer and Senior Vice President of the $6 billion U.S. Foods subsidiary. Mr. Johnson received an MBA from Northwestern University and a BS from Loyola University.

Mr. Johnson has experience with a broad range of companies and industries acquired as a result of the review and analysis of investments by Apex and Knightsbridge Partners. The Board also benefits from Mr. Johnson’s experience in senior financial and management roles at Beatrice Foods and his education in business administration.

Paul Koontz	Mr. Koontz, age 53, has served as a director of our company since 2004. Mr. Koontz has been a general partner at Foundation Capital Management, or Foundation Capital, a venture capital firm since 1996. Mr. Koontz serves as the Chairman of the Board of Financial Engines, Inc. and is on the boards of Yaolan Media (in Beijing), Numerate, eBates, and the Stanford University DAPER Fund. Mr. Koontz received a master’s in engineering management from Stanford University and a BS from Princeton University.

Mr. Koontz has experience with a broad range of early stage and developing companies and industries acquired as a result of the review and analysis of investments by Foundation Capital. The Board also benefits from Mr. Koontz’s experience serving on the boards of directors of other companies in the financial services and other industries and his education in engineering management.

Charles Roame	Mr. Roame, age 47, has served as a director of our company since August 2011. Mr. Roame has served as Managing Partner of Tiburon Strategic Advisors, a provider of research, strategy consulting, and other related services primarily to financial services firms, since 1998. Mr. Roame has served on the boards of a variety of start-up ventures. Mr. Roame received an MBA from the University of Michigan and a BA from Michigan State University.

Mr. Roame’s qualifications to serve on our Board of Directors are primarily based on his industry experience.

Yves Sisteron	Mr. Sisteron, age 58, has served as a director of our company since 2004. Mr. Sisteron has been a Managing Partner and Co-Founder of GRP Partners, a private investment firm, since 2000. Mr. Sisteron serves on the boards of GumGum, Kyriba Corp. and Qualys, Inc. Mr. Sisteron holds a JD and an LLM from the University of Law (Lyon) and an LLM degree from the New York University School of Law.

Mr. Sisteron has experience with a broad range of companies and industries acquired as a result of the review and analysis of investments by GRP Partners. The Board also benefits from Mr. Sisteron’s experience serving on the boards of directors of other companies and his education in law.

The Committees of the Board of Directors

Our Board of Directors, or our Board, has established an Audit Committee, a Compensation Committee and a Nominating and Governance Committee.

The Audit Committee	The Audit Committee provides oversight of the integrity of our financial statements and financial reporting process, our compliance with legal and regulatory requirements, the system of internal controls, the audit process, the performance of our internal audit program and the performance, qualification and independence of the independent auditors.

The Audit Committee is composed entirely of directors who are independent of us and our management, as defined by the New York Stock Exchange, or NYSE, listing standards.

The Board has determined that each member of the Audit Committee satisfies the financial literacy requirements of the NYSE, and that Messrs. Chapin, Johnson and Hawn are each audit committee financial experts, as that term is defined under the rules of the SEC.

The members of the Audit Committee are Mr. Johnson (Chairman), Mr. Chapin and Mr. Hawn.

The Compensation Committee	The Compensation Committee has responsibility for evaluating the performance of our chief executive officer, or our CEO, and senior management and determining executive compensation in conjunction with the independent directors. The Compensation Committee also works with the Nominating and Governance Committee and the CEO on succession planning.

The Compensation Committee is composed entirely of directors who are independent of us and our management, as defined by the NYSE listing standards.

The members of the Compensation Committee are Mr. Sisteron (Chairman), Mr. Chapin, Mr. Koontz and Mr. Roame. Mr. Roame joined the Compensation Committee in February 2012.

The Nominating and Governance Committee	The responsibilities of the Nominating and Governance Committee include identifying individuals qualified to become Board members, recommending director nominees to the Board and developing and recommending corporate governance guidelines. The Nominating and Governance Committee also has responsibility to review and make recommendations to the full Board regarding director compensation. In addition to general corporate governance matters, the Nominating and Governance Committee assists the Board and the Board committees in their self-evaluations.

The Nominating and Governance Committee is composed entirely of directors who are independent of us and our management, as defined by the NYSE listing standards.

The members of the Nominating and Governance Committee are Mr. Hawn (Chairman), Mr. Johnson, Mr. Koontz and Mr. Roame. Mr. Roame joined the Committee in February 2012.

Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors are subject to the reporting requirements of Section 16 of the Exchange Act. Except as disclosed in the next sentence, we believe that all of our executive officers and directors complied with all filing requirements imposed by Section 16(a) of the Exchange Act on a timely basis during fiscal year 2012. Mr. Sisteron filed a Form 4 late regarding the purchase of 15,000 shares of our common stock in February and March of 2012 and Mr. Roame filed a Form 4 late regarding the purchase of 2,075 shares of our common stock in August 2012.

Executive Officers

The information required by this item relating to our executive officers and other corporate officers is included under the caption “Executive Officers of the Registrant” in Item 1 of this report.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics is posted on our Website. The Internet address for our Website is www.envestnet.com, and the code of ethics may be found from our main Web page by clicking first on “Investor Information” and then “Corporate Governance,” and then on “Code of Business Conduct and Ethics.”

We intend to disclose any amendment to, or waiver from, a provision of this code of ethics that are required to be publicly disclosed pursuant to the rules of the SEC or the New York Stock Exchange by posting such information to our Website, at the address and location specified above.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We operate in a highly competitive environment and our executive compensation program is designed to attract and retain talented executives who can execute our strategy. The discussion below describes the material elements of the 2012 compensation program for our named executive officers and the manner in which compensation decisions were made.

Philosophy and Objectives

Our executive compensation philosophy, as established by our Compensation Committee, is designed to:

•	Attract and retain skilled executive officers;

•	Support our business strategy and objectives; and

•	Align the interests of our executive officers with those of our stockholders through a pay-for-performance philosophy.

We do not utilize formulas to determine compensation amounts and have established a set of guiding principles that have provided the foundation for all compensation programs for executive officers and all other employees. These guiding principles are as follows:

•	Pay for performance in such a way as to drive our business strategy and objectives and create shareholder value, consistent with an acceptable risk profile and through legal and ethical means.

•

The amount of overall total compensation should be attractive to executive officers, affordable for the company, proportional to the executive officer’s contribution, and fair to shareholders and employees, while providing payouts that are clearly aligned with actual performance.

•	Avoid controversial pay practices.

•	Compensation should be transparent, understandable and effectively communicated to shareholders and employees.

We are committed to providing a comprehensive total rewards program to attract, retain, and reward highly qualified, diverse and productive employees. The total rewards program emphasizes alignment of employee efforts to support our corporate strategies. The components of the program include compensation, benefits, learning and development opportunities and recognition of employee performance. We strive to remain externally competitive in relevant labor markets while maintaining internal equity. The program also promotes fiscally responsible pay decisions, encourages efficient use of our resources and ensures compliance with applicable legal and contractual requirements.

To our employees, our compensation philosophy means fair pay based on their role in the company, a subjective determination of the market value of their job and their performance in that position. In addition, there is opportunity for additional rewards when we meet or exceed business objectives. Performance rewards provide employees with the opportunity to earn additional compensation beyond their base salary.

Compensation for our executive officers consists of three primary elements. They receive a base salary which is paid in semi-monthly cash installments, they receive an annual incentive-based cash payment, which is typically paid in February of the subsequent year or in quarterly installments and they receive an annual grant of restricted stock and stock options. For details regarding why we pay each element and how the amounts are determined, see “—Our 2012 Executive Compensation Program—Base Salary”, “—Our 2012 Executive Compensation Program—Annual Incentive-Based Cash Compensation”, and “—Our 2012 Executive Compensation Program—Equity Awards”. Although these sections discuss our practices employed in 2012, generally we plan to continue these practices in future years.

We do not have a specific policy that governs the allocation of compensation between cash and non-cash compensation or between long-term or current compensation. The allocations are driven primarily through a desire to pay what we view as competitive compensation, as determined solely by us based on our review of broad-based third party surveys and other generally available information, which we have historically used to obtain a general understanding of market compensation practices.

Role of Compensation Committee and Management

The Compensation Committee consists of four independent non-employee members of our Board of Directors. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board of Directors policies, practices and procedures relating to the compensation of officers and other managerial employees and the establishment and administration of employee benefit plans.

The Compensation Committee determines, and recommends to the Board of Directors for approval, the Chief Executive Officer’s compensation without the participation of the Chief Executive Officer. The Compensation Committee is also responsible for reviewing the performance of the Chief Executive Officer. Our Chief Executive Officer is the only executive officer that has a role in determining the compensation of our named executive officers other than himself. The Chief Executive Officer will provide the Compensation Committee with recommendations, which the Compensation Committee has the discretion to approve or disapprove, for (a) changes to base salary, (b) distribution of incentive-based annual bonus and (c) restricted stock and stock option grants.

Competitive Market Review

In December of 2012, the Compensation Committee retained an independent third-party compensation specialist, McLagan, a subsidiary of Aon Corporation, to assist in identifying and facilitating any future changes to our compensation program, including the amounts of compensation paid to our senior management, including the named executive officers.

McLagan was engaged to analyze the pay levels of senior management, including those of our named executive officers. In particular, McLagan’s engagement involved (a) defining the roles and responsibilities of senior management, (b) identifying comparable firms within the relevant competitive marketplace and (c) assessing the comparability of senior management roles and compensation from those firms to our senior management. The comparable firms included companies with similar size, number of employees or business model.

In 2010, the Compensation Committee had engaged McLagan to perform a similar review.

Our 2012 Executive Compensation Program

Our 2012 executive compensation program had three primary components: base salary, cash incentive compensation and equity awards.

Base Salary. Base salaries are intended to provide our executives with a degree of financial certainty and stability that does not depend on company performance. In determining the base salaries for our Chief Executive

Officer and the other named executive officers, the Compensation Committee, at the beginning of each year, reviews the overall scope of each executive officer’s responsibilities while taking into account the base salaries paid by companies with which we compete for talent. For 2012, base salary adjustments were based on a subjective determination of competitive market rates, individual performance, changes in job duties and responsibilities and our overall budget for base salary increases. We did not follow a specific formula or set of criteria in determining base salary adjustments in 2012.

Market data, such as the base salary of comparable jobs at comparable companies, were reviewed to provide guidance as to what constitutes competitive base salaries. In addition, individual performance of the executive’s duties and responsibilities is also considered. If the executive has performed his or her duties above expectations, then an increase in the base salary may be justified. Similarly, if the executive is given different duties or responsibilities or if they have changed jobs within the company, then their base salary may be increased or decreased accordingly.

In all cases where base salaries may be changed, the overall compensation budget must be sufficient for such changes. In certain extreme cases, our financial results and performance may lead to reductions in base salaries as a cost cutting measure.

Annual Incentive-Based Cash Compensation. We maintain an annual incentive-based cash compensation program comprising two elements: the Annual Incentive Program, which is intended to reward executives and employees based on our revenue growth and profitability; and Incentive Compensation, which is intended to reward executives for gross sales.

Annual Incentive Program. Under the Annual Incentive Program, a predetermined percentage of the revenues and profits from the preceding year are distributed to employees, including our executive officers. At the beginning of each year, the Compensation Committee approves the calculation methodology, or formula, which will be used at the end of the year to determine the amount of the annual bonus distribution. The formula includes the distribution amount as a percentage of revenues and Adjusted EBITDA, as well as a stretch incentive target and a minimum threshold. The distribution percentage, as determined by the Compensation Committee, is generally derived by (a) investigating the annual compensation practices of comparable financial services firms and (b) considering the resulting aggregate incentive for management and employees to meet or exceed the firm’s financial expectations.

In calculating the amount to be paid under the Annual Incentive Program, the Compensation Committee utilizes revenues and Adjusted EBITDA, which is prior to the payment of any amount paid pursuant to the Annual Incentive Program and certain extraordinary non-cash or non-recurring general and administrative expenses. The amounts paid for 2012 under the Annual Incentive Program were based on our financial performance during the 12-month period ending December 31, 2012. The Compensation Committee established a minimum threshold amount of revenue and Adjusted EBITDA, defined as described above, of $121.8 million and $19.4 million, respectively. Performance above either or both of the minimum threshold amounts would result in an aggregate annual bonus pool amount of 0.101% of total revenue of revenue equal to or in excess of the threshold amount plus 0.101% of total revenue for each incremental $1.5 million of revenue between $121.8 million and $129.5 million plus 1.0% of the excess revenue above $129.5 million plus 2.2% of the incremental revenue above $144.7 million plus 3.85% of incremental revenue above $152.3 million plus 1.0% of revenue above $167.5 million and 3.1% of threshold Adjusted EBITDA if the threshold amount has been achieved plus 3.9% of the excess Adjusted EBITDA above the threshold amount. The Compensation Committee has final authority to exercise its discretion in setting compensation amounts or awards for the company as a whole and for individuals and is not bound by the formula or by recommendations of Mr. Bergman nor of any consultant. For the amount to be earned in 2012, the Compensation Committee agreed with management’s recommendation and approved the amount to be paid under the Annual Incentive Program of $1.8 million.

At the end of each year, an allocation of the Annual Incentive Program to each eligible employee, including executive officers, is made. The Chief Executive Officer (“CEO”) recommends to the Compensation

Committee the distribution amounts for each executive officer, including himself, based on a subjective analysis of his or her performance. For the named executive officers, the CEO subjectively assesses their performance broadly with consideration given to four general categories: integrity, intelligence/business knowledge, qualitative considerations and effectiveness. No quantitative criteria are used. The CEO’s analysis is based on his sole and absolute discretion when assessing performance. Similarly, the amounts he recommends for individual Annual Incentive Program recommendations are based on his sole and absolute discretion. The CEO presents his recommendations to the Compensation Committee for their consideration along with his individual Annual Incentive Program distribution recommendations. The Compensation Committee reviews and makes the final approval for annual bonus distributions for the named executive officers, including the CEO. For the year ending December 31, 2012, the Compensation Committee chose to accept the individual annual bonus distribution recommendations which it received from the CEO. Distributions of the Annual Incentive Program earned for a fiscal year are paid in the subsequent fiscal year, generally within the first two months.

Incentive Compensation. We maintain a compensation program with amounts paid to eligible employees as incentive compensation based on a target percentage of gross sales. The target percentage is revised annually. Incentive Compensation amounts are calculated quarterly and paid out in 20% installments over the subsequent five quarters. Incentive Compensation payments are not guaranteed. The recipient must still be employed at the time of payment. Incentive Compensation payments are allocated among sales and service personnel and sales management, and the allocation of the incentive compensation payments is approved at the discretion of Mr. Bergman and Mr. Crager. The amount of the Incentive Compensation payments may also be adjusted based on our overall performance. In 2012, approximately $4.3 million in incentive compensation was earned by eligible employees, of which Mr. Crager received $142,511. Mr. Crager is the only executive officer who receives Incentive Compensation. The amount of Mr. Crager’s Incentive Compensation was based on our total gross sales and the CEO’s subjective assessment of his leadership of the sales organization.

Equity Awards. We grant stock options and restricted stock awards to our current and newly hired executive officers to enable them to share in our success and to reinforce a corporate culture that aligns employee interests with the interests of our stockholders. All equity grants to date have been awarded under the Envestnet Asset Management Group, Inc. 2004 Stock Incentive Plan, or the Envestnet, Inc. 2010 Long-Term Incentive Plan (the “Equity Plans”). It has been our practice to annually grant equity awards to employees, including executives, in recognition of performance and as an incentive for retention, as well as to align their interests with the interests of our stockholders. The size of these grants is based on a number of factors, including our subjective analysis of competitive practices, individual performance as determined in the discretion of the Compensation Committee, changes in the scope of the individual’s position, internal equity and retention potential. Ultimately, all amounts were determined in the sole and absolute discretion of the Compensation Committee based on its conclusions as to what was appropriate and necessary after consideration of these factors. The Compensation Committee does not use a formula nor does it have formal procedures regarding grants of stock options. Historically, vesting for equity award grants occurs annually on the anniversary of the grant date with one-third vesting on each of the first three anniversaries. In keeping with the annual practice of issuing equity grants in the first quarter of the company’s fiscal year, the Compensation Committee authorized equity grants equal to 1.2% of our outstanding number of fully-diluted shares as of December 31, 2011. In total, equity grants with respect to 72,792 shares of common stock were made on February 29, 2012 to our executive officers. Consistent with our executive compensation philosophy and to better align the interests of our employees with those of our stockholders through pay-for-performance, each award was made half in shares of restricted common stock and half in stock options. In addition, the recipient had the option to alter the mix of the equity award by exchanging one share of restricted common stock for options to purchase three shares of common stock, or options to purchase three shares of common stock for one share of restricted common stock, subject to the limitation that in the aggregate no more than 67% of the equity award could consist of shares of restricted common stock or options to purchase common stock, as applicable.

Our CEO, with the help of his management team, recommended to the Compensation Committee individuals who should receive stock option awards and the size of each individual award. The individual distribution amounts that were recommended were based on the CEO’s subjective review of each individual’s performance within his or her role in our company since the previous year’s grant, as well as a subjective determination of the competitive practices necessary to retain key employees. This distribution was submitted to the Compensation Committee for its consideration and approval. As noted above, the Compensation Committee has final authority to exercise its discretion in setting compensation amounts or awards and is not bound by the use of any formula or recommendations of the CEO nor of any consultant. In its discretion, the Compensation Committee approved the recommendations as submitted. The equity grants to our named executive officers on February 29, 2012 were as follows:

Name	Number of Shares Underlying 2012 Equity Award
Judson Bergman	12,951
William Crager	16,713
Peter D’Arrigo	12,534
Scott Grinis	12,534
Brandon Thomas	10,836

Supplemental Benefits

We provide the following benefits to our executives on the same basis as provided to all of our employees:

•	Health, dental and vision insurance;

•	Life insurance;

•	Medical and dependent care flexible spending account;

•	Short- and long-term disability, accidental death and dismemberment;

•	A 401(k) plan, with company match; and

•	A college scholarship plan for employees’ children.

We believe these benefits are consistent with companies with which we compete for talent. Other than certain parking privileges to certain of our executive officers, we provide no perquisites to any of our employees, including our named executive officers.

Recoupment of earned awards

We do not currently have a formal policy requiring a fixed course of action with respect to compensation adjustments following later restatements of financial results. Under those circumstances, the Board of Directors or the Compensation Committee would evaluate whether compensation adjustments were appropriate, or required under applicable law, based on the facts and circumstances relating to the restatement.

Regulatory limitations

Section 162(m) of the Internal Revenue Code generally limits the deductibility for federal income tax purposes of compensation in excess of $1 million to the chief executive officer or any of the next three most highly paid executive officers of a publicly held corporation (other than the chief financial officer). We expect that on an ongoing basis we will generally consider whether a form of compensation will be deductible under section 162(m) in determining executive compensation, though other factors will also be considered. However, we may authorize compensation payments that do not comply with the exemptions under section 162(m) when we believe that such payments are appropriate to attract and retain executive talent.

In light of the strong shareholder support on our say-on-pay proposal in 2011, we made no significant changes to the executive compensation program based on concerns or issues raised by our shareholders. We continue to desire feedback from our shareholders on our executive compensation program and will consider the views of our shareholders as we evaluate our compensation program in 2013.

2012 Summary Compensation Table

The following table contains compensation information for our Chief Executive Officer, our Chief Financial Officer, and the three other most highly compensated executive officers. We refer to these individuals as our “named executive officers” in other parts of this Form 10-K. The information included in this table reflects compensation paid to our named executive officers for services rendered to us.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total
Judson Bergman	2012	$400,000	$110,000	$62,250	$39,062	$5,000	$616,312
Chief Executive Officer	2011	400,000	115,000		52,336	4,900	572,236
	2010	391,667	160,000		1,366,572	4,900	1,923,139

William Crager	2012	334,583		38,832	66,786	147,511	587,712
President	2011	330,000	30,000		130,840	144,190	635,030
	2010	327,500			596,058	211,531	1,135,089

Peter D’Arrigo	2012	275,000	58,000	29,121	50,087	5,000	417,208
Chief Financial Officer	2011	275,000	50,000		52,336	4,900	382,236
	2010	275,000	65,000		312,567	4,900	657,467

Scott Grinis	2012	245,000	60,000	29,121	50,087	5,000	389,208
Chief Technology Officer	2011	245,000	55,000		52,336	4,900	357,236
	2010	243,333	65,000		203,532	4,900	516,765

Brandon Thomas	2012	240,000	54,000	39,703	37,547	5,000	376,250
Chief Investment Officer	2011	240,000	50,000		52,336	4,900	347,236
	2010	238,333	65,000		225,339	4,900	533,572

(1)	Bonuses earned for a fiscal year are paid in the subsequent fiscal year, generally within the first two months (e.g., the bonuses earned for 2012 were paid in February 2013). The amounts disclosed in the Bonus column relate to amounts paid under our Annual Incentive Program.
(2)	Amounts disclosed in the Equity Awards column relate to grants of restricted stock and stock options in the identified year. With respect to each equity grant, the amounts disclosed reflect the full grant-date fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification topic 718. Our assumptions with regard to determining the 2012 stock option values are set forth in note 1 to the 2012 Grants of Plan-Based Awards table.
(3)	For each person other than Mr. Crager, the amounts disclosed in the All Other Compensation column reflect matching contributions to the executive’s 401(k) account. For Mr. Crager, the amounts disclosed reflect $142,511 earned as incentive compensation in 2012, $139,290 earned as incentive compensation in 2011, $191,638 earned as incentive compensation in 2010 and matching contributions to his 401(k) account of $5,000 in 2012 and $4,900 in 2011 and 2010.

2012 Grants of Plan-Based Awards

The following table contains information concerning grants of plan-based awards made in 2012 to our named executive officers.

Name	Grant Date (1)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Judson Bergman	2/29/2012	5,000	7,951	$12.45	$101,312
William Crager	2/29/2012	3,119	13,594	12.45	105,618
Peter D’Arrigo	2/29/2012	2,339	10,195	12.45	79,208
Scott Grinis	2/29/2012	2,339	10,195	12.45	79,208
Brandon Thomas	2/29/2012	3,189	7,647	12.45	77,272

(1)	All restricted stock awards and stock option grants were approved by the Compensation Committee and the Board of Directors on February 8, 2012. The grants were made on February 29, 2012.
(2)	The fair value of stock options granted was determined using the Black-Scholes model as of the grant date. The model assumes: (i) the stock option would be exercised 6 years after grant date, (ii) expected stock price volatility of 39.76%, (iii) a risk-free yield equal to 1.13% US Treasury STRIPS, and (iv) our dividend yield (0%) would remain constant from grant date to exercise date.

Narrative to 2012 Summary Compensation Table and 2012 Grants of Plan-Based Awards Table

See “—Compensation Discussion and Analysis” above for a complete description of compensation plans pursuant to which the amounts listed under the 2012 Summary Compensation Table and 2012 Grants of Plan-Based Awards Table were paid or awarded, and the criteria on which such payments were based. The Compensation Discussion and Analysis also describes certain grants of stock options to our named executive officers.

2012 Outstanding Equity Awards at Fiscal Year-End

The following table lists all outstanding equity awards held by our named executive officers (“NEO”) as of December 31, 2012:

		Option Awards (1)					Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Judson Bergman	170,000			$5.00	11/14/2015
	170,000			7.50	11/14/2015
	200,000			7.50	4/26/2017
	36,000			7.50	4/30/2018
	15,000			7.15	5/15/2019
	188,000	188,000		9.00	7/28/2020
	3,333	6,667		12.55	2/28/2021
		7,951		12.45	2/28/2022	5,000	69,750

William Crager	80,000			5.00	11/14/2015
	80,000			7.50	11/14/2015
	20,000			1.08	4/26/2017
	80,000			7.50	4/26/2017
	2,806			0.11	4/26/2017
	14,000			7.50	4/30/2018
	12,000			7.15	5/15/2019
	82,000	82,000		9.00	7/28/2020
	8,333	16,667		12.55	2/28/2021
		13,594		12.45	2/28/2022	3,119	43,510

Peter D’Arrigo	220,000			7.50	6/16/2018
	6,000			7.15	5/15/2019
	43,000	43,000		9.00	7/28/2020
	3,333	6,667		12.55	2/28/2021
		10,195		12.45	2/28/2022	2,339	32,629

Scott Grinis	12,000			7.50	4/26/2017
	9,000			7.50	4/30/2018
	6,000			7.15	5/15/2019
	28,000	28,000		9.00	7/28/2020
	3,333	6,667		12.55	2/28/2021
		10,195		12.45	2/28/2022	2,339	32,629

Brandon Thomas	32,500			5.00	11/14/2015
	32,500			7.50	11/14/2015
	12,000			7.50	4/26/2017
	9,000			7.50	4/30/2018
	6,000			7.15	5/15/2019
	31,000	31,000		9.00	7/28/2020
	3,333	6,667		12.55	2/28/2021
		7,647		12.45	2/28/2022	3,189	44,487

(1)	Except as otherwise noted, vesting for stock option grants that expire on November 14, 2015, April 26, 2017 and June 16, 2018 occurs annually on the anniversary of the grant date where one fourth vests on the grant date, and one fourth vests on the anniversary of the grant date for the next three years. Vesting for stock option grants that expire on April 30, 2018, May 15, 2019, February 28, 2021 and February 28, 2022 occurs annually on the anniversary of the grant date where one third vests on the first anniversary, one third vests on the second anniversary and the remainder vests on the third anniversary. The 20,000 share grant to William Crager, which expires on April 26, 2017, vested immediately. Vesting for stock option grants that expire on July 28, 2020 occurs annually on the anniversary of the grant date where one fourth vests each of the first four anniversaries.

2012 Option Exercises and Stock Vested

There were no options exercised or restricted stock that vested with respect to any of our NEOs for the calendar year ending December 31, 2012.

Nonqualified Deferred Compensation

We do not currently have a nonqualified deferred compensation plan. However, we may consider implementing such a plan in the future.

Potential Payments Upon Termination of Change of Control

None of our named executive officers has an employment agreement or change of control agreement.

Equity Incentive Plans. We currently maintain equity-based incentive plans –the 2004 Stock Incentive Plan, the 2010 Long-Term Incentive Plan and the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees. No new awards are being made under the 2004 Stock Incentive Plan. We established the 2010 Long-Term Incentive Plan to (i) attract and retain key employees and other persons providing services to us and our related companies; (ii) motivate plan participants by means of appropriate incentive to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar corporations; and (iv) further align plan participants’ interests with those of our stockholders. Under the 2010 Long-Term Incentive Plan, we may issue stock options, stock appreciation rights, restricted stock, restricted stock units and other full value awards, as well as cash incentive awards.

Change in Control. In the event that (a) a participant’s employment or service, as applicable, is terminated by us, our successor or one of our related companies that is the participant’s employer for reasons other than cause (as defined in the 2010 Long-Term Incentive Plan) within 24 months following a change in control (as defined in the 2010 Long-Term Incentive Plan) or (b) the 2010 Long-Term Incentive Plan is terminated by us or our successor following a change in control without provision for the continuation of outstanding awards under the 2010 Long-Term Incentive Plan, all stock options and related awards which have not otherwise expired will become immediately exercisable and all other awards will become fully vested.

Under our equity compensation plans, outstanding and unvested stock options will become fully vested and exercisable, and outstanding and unvested restricted stock will become fully vested and be distributed upon a participant’s death, disability, retirement, or involuntary termination. In addition, the awards will vest upon a change-in-control irrespective of a termination of employment. In the event of a change-in-control where the company ceases to have publicly traded equity securities, after the consummation of the change-in-control, if no replacement awards are issued in lieu of outstanding awards under the equity plans, then the plans and all outstanding awards granted under the plans will terminate, and the company (or successor) will pay the participants an amount for their outstanding awards determined using the change in control price. These provisions apply to all employees who participate in the company’s equity plans. The outstanding equity awards held by the NEO as of December 31, 2012 are described above under “2012 Outstanding Equity Awards at Fiscal Year-End.”

We have estimated the amount of incremental compensation for each of Messrs. Bergman, Crager, D’Arrigo, Grinis and Thomas due to accelerated vesting of outstanding restricted stock awards upon termination of the officer’s employment in the event of the officer’s death, disability, retirement or involuntary termination, or upon a change in control irrespective of a termination of employment, as follows: Mr. Bergman, $951,860; Mr. Crager, $449,625; Mr. D’Arrigo $237,476; Mr. Grinis $163,226; and Mr. Thomas, $174,254. These amounts assume that the termination of employment or change in control was effective as of December 31, 2012 and that the price of Common Stock on which the calculations are made was the closing price of $20.23 on that date. We have estimated the value for the acceleration of stock options as of December 31, 2012 for each NEO as follows: Mr. Bergman, $69,750; Mr. Crager, $43,510; Mr. D’Arrigo $32,629; Mr. Grinis $32,629; and Mr. Thomas, $44,487. The amounts shown above are estimates of the incremental compensation these officers would receive upon such terminations or a change in control. The actual amounts to be received can only be determined at the time of the officer’s termination of employment or at the time of a change in control.

Transferability. Awards under the 2010 Long-Term Incentive Plan are not transferable except as designated by the participant by will or by laws of descent and distribution or, to the extent provided by the Compensation Committee, pursuant to a qualified domestic relations order or to or for the benefit of the participant’s family (including, without limitation, to a trust or partnership for the benefit of a participant’s family).

Withholding. All awards and other payments under the 2010 Long-Term Incentive Plan are subject to withholding of all applicable taxes. With the consent of the Compensation Committee, withholding obligations may be satisfied with previously-owned shares of common stock or shares of common stock to which the participant is otherwise entitled under the 2010 Long-Term Incentive Plan. Such shares may only be used to satisfy minimum withholding requirements.

Amendment and Termination. The Board may, at any time, amend or terminate the 2010 Long-Term Incentive Plan, and the Board or the Compensation Committee may amend any award, provided that no amendment or termination may adversely affect the rights of any participant without the participant’s written consent. Adjustments to the 2010 Long-Term Incentive Plan and awards on account of business transactions (as described above) are not subject to the foregoing prohibition. The provisions of the 2010 Long-Term Incentive Plan that prohibit repricing of stock options and stock appreciation rights cannot be amended unless the amendment is approved by our stockholders. The 2010 Long-Term Incentive Plan also permits the Board to amend the 2010 Long-Term Incentive Plan and any awards that are subject to Section 409A of the Internal Revenue Code (relating to nonqualified deferred compensation) as it deems necessary to conform to Section 409A.

Director Compensation

Until July 30, 2012 each non-employee director received an annual retainer of $30,000 with an additional meeting attendance stipend of $2,000 for each board meeting attended in person, including all coinciding committee meetings. The chairperson of our Audit Committee received an additional annual retainer of $15,000. The chairpersons of our other committees received an additional annual retainer of $10,000. The lead independent director received an additional annual retainer of $15,000. All non-chairperson committee members received an additional annual retainer of $5,000 for each committee on which they serve. Directors received one-half of such amounts in cash and could receive one-half in either restricted stock or in options to acquire shares of our common stock at the discretion of the company.

Effective July 31, 2012, the non-employee director compensation policy was amended so that each non-employee director receives an annual retainer of $60,000 with an additional meeting attendance stipend of $5,000 for each board meeting attended in person, including all coinciding committee meetings. The chairperson of our Audit Committee receives an additional annual retainer of $15,000. The chairpersons of our other committees receive an additional annual retainer of $10,000. The lead independent director receives an additional annual retainer of $15,000. All non-chairperson committee members receive an additional annual retainer of $5,000 for each committee on which they serve. Directors receive 33% of such amounts in cash and may receive 67% in either restricted stock or in options to acquire shares of our common stock at the discretion of the company.

We also reimburse all of our directors for their reasonable expenses incurred in attending meetings of our Board of Directors or committees. Equity grants to our non-employee directors vest monthly over a four-year period, except that the shares that would otherwise vest over the first 12 months do not vest until the first anniversary of the grant. All equity grants to our non-employee directors are made pursuant to our 2010 Long-Term Incentive Plan. See “—Compensation Discussion and Analysis—2010 Long-Term Incentive Plan”.

The following table sets forth our 2012 independent director compensation:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(*)	Total ($)
Ross Chapin	30,150	26,035	56,185
Gates Hawn	33,225	29,538	62,763
James Johnson	35,300	32,044	67,344
Paul Koontz	31,350	26,533	57,883
Charles Roame	31,150	11,515	42,665
Yves Sisteron	34,725	32,044	66,769

*	Option awards were granted on February 28, 2012, in connection with 2011 service.

As of December 31, 2012, the following option awards were outstanding for each director in connection with option awards granted on February 29, 2012, with an exercise price of $12.45 for 2011 service:

Ross Chapin	5,277 options
Gates Hawn	5,987 options
James Johnson	6,495 options
Paul Koontz	5,378 options
Charles Roame	2,344 options
Yves Sisteron	6,495 options

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The foregoing report has been approved by the following members of the Compensation Committee.

Yves Sisteron, Chairman

Ross Chapin

Paul Koontz

Charles Roame

The section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of May 31, 2013, regarding the beneficial ownership of our common stock by our directors and named executive officers and by our directors and executive officers as a group. Unless otherwise indicated, the named individual has sole voting and investment power over the common stock under the column “Common Stock Beneficially Owned.”

	Shares Held	Options Exercisable within 60 Days (1)	Unvested Restricted Common Stock	Total Beneficial Ownership	Beneficial Ownership Percentages
Jud Bergman (2)	644,746	822,317	6,969	1,534,032	4.6%
Ross Chapin	78,816	3,475		78,351	*
Gates Hawn	128,000	3,870		131,870	*
Jim Johnson (3)	1,117,381	4,193		1,121,574	3.5%
Paul Koontz (4)	1,450,457	3,511		1,453,968	4.5%
Charles Roame	2,075	827		2,902	*
Yves Sisteron (5)	2,269,313	4,108		2,273,421	7.0%
Bill Crager (6)	149,935	433,004	7,720	549,659	1.8%
Pete D’Arrigo	491	300,565	4,679	305,735	*
Scott Grinis	245,138	79,065	4,679	328,882	1.0%
Brandon Thomas (7)	241,184	147,716	5,246	394,146	1.2%

All Directors and Executive Officers as a Group	6,324,038	1,991,920	33,510	8,345,251	24.2%

*	Denotes beneficial ownership of less than one percent.
(1)	Includes options vested and exercisable within 60 days of May 31, 2013.
(2)	Includes 200,000 shares held as security in a margin account
(3)	Includes 1,774 shares held by Mr. Johnson and 1,115,607 shares held by various funds managed by Apex Venture Partners. As a result of positions held with these entities, Mr. Johnson may be deemed to share voting and dispositive power over the securities held by these funds. Mr. Johnson disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interests therein.
(4)	Includes 9,610 shares held by Paul Koontz 2010 Annuity Trust, 9,610 shares held by Andrea Koontz 2010 Annuity Trust and 1,431,237 shares held by entities affiliated with Foundation Capital.
(5)	Includes 15,000 shares held by Mr. Sisteron individually and 2,254,313 held by entities affiliated with GRP Partners. See footnote (1) under the following table.
(6)	Includes 100 shares indirectly held by Mr. Crager’s wife.
(7)	Includes 13,938 shares held by a trust in which Mr. Thomas is the trustee.

The following table shows all persons we know to be direct or indirect owners of more than 5% of our common stock as of the close of business on May 31, 2013, unless otherwise indicated. Our information is based on reports filed with the SEC by each of the firms listed in the table below. You may obtain these reports from the SEC.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Entities associated with GRP Partners (1) 2121 Avenue of the Stars Suite 1630 Los Angeles, CA 90067	6,801,017	21.0%

Janus Capital Management LLC (2) 151 Detroit Street Denver, CO 80206	1,997,187	6.2%

William Blair & Company LLC (3) 222 W. Adams Street Chicago, IL 60606	1,777,244	5.5%

(1)	Based on a Schedule 13G filed by GRP II Investors, L.P. (“GRP II Investors”), GRP II Partners, L.P. (“GRP II Partners”), GRP Management Services Corp. (“GRPMS”), GRPVC, L.P. (“GRPVC”), and AOS Partners, L.P, (“AOS”) on February 15, 2012, reporting the amount of securities beneficially owned as of December 31, 2011. Hique, Inc. is the general partner of AOS. GRPVC is the general partner of GRP II Partners. GRPMS is the general partner of each of GRPVC and GRP II Investors. Steven Dietz, Brian McLoughlin and Mark Suster are members of the investment committee of AOS. Yves Sisteron, one of our directors, together with Steven Dietz and Brian McLoughlin, is an officer of GRPMS. Mr. Sisteron, together with Steven Dietz, Brian McLoughlin and Mark Suster, is a member of the investment committee of GRP II Partners. Pursuant to contractual arrangements, GRP II Investors has granted GRPMS the authority to vote and dispose of the shares held by it in the same manner as the investment committee votes or disposes of the shares held by GRP II Partners. While Mr. Sisteron may be deemed to possess indirect beneficial ownership of the shares owned by GRPVC, GRP II Partners and GRP II Investors, he does not have sole voting or investment power with respect to such shares and, as a result, disclaims beneficial ownership of any and all such shares.
(2)	Based on a Schedule 13F filed by Janus Capital Management LLC on May 15, 2013, reporting the amount of securities beneficially owned as of March 31, 2013. Janus has sole voting power over 1,770,210 shares and shared dispositive power over 226,977 shares.
(3)	Based on a Schedule 13F filed by William Blair & Company, LLC on May 8, 2013, reporting the amount of securities beneficially owned as of March 31, 2013. William Blair has sole voting power over 1,567,144 shares and shared dispositive power over 210,100 shares.

For a description of securities authorized under our equity compensation plans, see note 13 to the notes to consolidated financial statements in Part II, Item 8.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Registration Rights

On March 22, 2004, we entered into a registration rights agreement with certain holders of our common stock, or the registration rights agreement, pursuant to which these holders of our common stock are entitled to demand registration rights, Form S-3 registration rights and piggyback registration rights with respect to the registration of their shares of our common stock under the Securities Act of 1933, as amended, or the Securities Act. We refer to shares of our common stock that are subject to the registration rights agreement as “registrable securities.”

In connection with our initial public offering, The EnvestNet Group, Inc., Envestnet’s 41% shareholder prior to the IPO (the “Envestnet Shareholder”), merged with and into Envestnet, with Envestnet being the surviving entity. Upon consummation of the merger of the Envestnet Shareholder with and into Envestnet, certain stockholders of the Envestnet Shareholder are entitled to become party to the registration rights agreement and to receive each of the registration rights described below.

Demand Registration Rights. The holders of registrable securities have rights, at their request, to have their shares registered for resale under the Securities Act. Holders of at least 50% of registrable securities may demand the registration of their shares on up to two occasions within any 12-month period if the gross proceeds from the registration of their shares would exceed $15,000,000.

Registration on Form S-3. In addition to the demand registration rights discussed above, holders of at least 20% of the registrable securities may require that we register their shares of our common stock for public resale on Form S-3 or similar short-form registration statement if the gross proceeds from the registration of their shares of our common stock would exceed $5,000,000 and our company is eligible to use Form S-3.

Piggyback Registration Rights. The holders of approximately 13.3 million shares of registrable securities have rights to have their shares of our common stock registered for resale under the Securities Act if we register any of our securities, either for our own account or for the account of other stockholders, subject to the right of the underwriters involved in any such transaction to limit the number of shares of our common stock included in an underwritten offering.

The following Related Parties are currently party to the registration rights agreement: AOS Partners, L.P., GRP II Investors, L.P., GRP II Partners, L.P., GRPVC, L.P., Apex Investment Fund IV, L.P., Apex Investment Fund V, L.P., Apex Strategic Partners IV, LLC, Foundation Capital III Principals, LLC, Foundation Capital III, L.P., Foundation Capital Leadership Principals Fund, LLC, Foundation Capital Leadership Fund, L.P., Judson Bergman (our Chairman and Chief Executive Officer and one of our directors), William Crager (our President), Scott Grinis (our Chief Technology Officer), Brandon Thomas (our Chief Investment Officer), and James Johnson, one of our directors. Holders of our registrable securities are entitled to the registration rights described above. Collectively, these Related Parties hold approximately 10.8 million shares covered by the registration rights agreement as of May 31, 2013.

Indemnification of Directors and Executive Officers

On July 28, 2010, and upon the election of Mr. Roame as a director in August 2011, we entered into agreements to indemnify our directors and certain of our officers in addition to the right to indemnification provided to such persons in our certificate of incorporation and by-laws. These agreements will, among other things, require us to indemnify these individuals to the fullest extent permitted under Delaware law, including for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by such person in any action or proceeding, including any action by or in our right, on account of services by any such person as a director or officer of our company or as a director or officer of any of our subsidiaries, or as a director or officer of any other company or enterprise if any such person serves in such capacity at our request. We also intend to enter into indemnification agreements with our future directors and executive officers.

Director Independence

In March 2013, our Board determined that the following directors are independent under the listing standards of the NYSE: Ross Chapin, Gates Hawn, James Johnson, Paul Koontz, Charles Roame and Yves Sisteron. These independent directors constitute substantially more than a majority of the Board of Directors. In making its determination of independence, the Board applied the categorical standards for director independence set forth in the NYSE’s rules and determined that no other material relationships existed between us and these directors. The Board also considered the other directorships held by the independent directors and determined that none of these directorships constituted a material relationship with us.

Item 14. Principal Accountant Fees and Services

On February 14, 2013, the Audit Committee engaged KPMG as our independent accountant for our fiscal year ended December 31, 2012 and to re-audit our financial statements for the year ended December 31, 2011. On February 14, 2013, we disclosed that the Audit Committee dismissed our previous auditor, McGladrey, from its engagement as our independent auditors effective February 13, 2013. McGladrey’s dismissal followed a determination that certain services (the “Services”) that McGladrey had provided in prior years to us may be inconsistent with the SEC’s rules on auditor independence. On April 2, 2013, the Audit Committee engaged KPMG to re-audit our financial statements for the year ended December 31, 2010.

During the years ended December 31, 2011 and 2010 and through February 14, 2013, we had not consulted with KPMG regarding either:

(i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that KPMG concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of the SEC’s Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of the SEC’s Regulation S-K).

Typically, the appointment of independent auditors is approved annually by the Audit Committee and ratified by our stockholders. The Audit Committee reviews both the audit scope and estimated fees for professional services for the coming year. The Audit Committee has appointed, subject to ratification by our stockholders, KPMG as our independent auditor for the year ending December 31, 2013.

Independent Auditor Fee Information

The following table sets forth the approximate aggregate fees for professional services rendered by KPMG for the audit of our consolidated financial statements for 2012 and for the re-audit of 2011, as well as other fees paid to KPMG in 2011 and 2012 before they were appointed as our auditors.

	2011	2012
Audit fees (1)	$485,000	$590,000
Audit-related fees	-	-
Tax fees (2)	-	4,000
All other fees (3)	36,000	73,000

Total	$521,000	$667,000

(1)	Audit fees, related to the years ended December 31, 2011 and December 31, 2012 in connection with:

•	the audits of our consolidated financial statements for 2011 and 2012;

•	the audit of our internal control over financial reporting as of December 31, 2012;

•	reviews of quarterly consolidated financial statements; and

•	the statutory audit of one of our subsidiaries for 2012.

(2)	Tax fees for assistance with transfer pricing issues related to foreign income taxes.

(3)	All other fees include a review of the compliance program of the Company, including a review of our compliance policies, procedures and related controls to comply with Rule 206(4)-7 under the Investment Advisers Act of 1940.

Pre-Approval Policy of Audit and Non-Audit Services

The Audit Committee pre-approved the audit services associated with the fees described above. The tax fees and all other fees described above were incurred by the Company prior to the engagement of KPMG as the Company’s independent auditor.

The Audit Committee has adopted policies and procedures for the pre-approval of all audit and permissible non-audit services provided by our independent auditor. The Audit Committee provides a general pre-approval of certain audit and non-audit services on an annual basis. The types of services that may be covered by a general pre-approval include other audit services, audit-related services and permissible non-audit services. If a type of service is not covered by the Audit Committee’s general pre-approval, the Audit Committee must review the service on a specific case by case basis and pre-approve it if such service is to be provided by the independent auditor. Annual audit services engagement terms and fees require specific pre-approval of the Audit Committee. Any proposed services exceeding the pre-approved fees also require specific pre-approval by the Audit Committee. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee may delegate either type of pre-approval authority to one or more of its members.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Page Number in Form 10-K
(a)(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	61
Consolidated Balance Sheets as of December 31, 2012 and 2011	62
Consolidated Statements of Operations for each of the years ended December 31, 2012, 2011, and 2010	63
Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2012, 2011 and 2010	64
Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010	65
Notes to Consolidated Financial Statements	66

(a)(2) Evaluation and Qualifying Accounts
Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the related footnotes.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Envestnet, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
3.2	Amended and Restated Bylaws of Envestnet, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
4.1	Registration Rights Agreement dated as of March 22, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.2	First Amendment to Registration Rights Agreement dated as of August 30, 2004 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.3	Second Amendment to Registration Rights Agreement effective as of March 24, 2005 (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.4	Joinder Agreements to Registration Rights Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
10.1	Technology and Services Agreement dated as of March 31, 2008, between Registrant and FMR LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.2	First Amendment to Technology and Services Agreement dated June 26, 2008 (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.3	Second Amendment to Technology and Services Agreement dated May 5, 2009 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.4	Third Amendment to Technology and Services Agreement dated November 16, 2009 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.5	Services Agreement dated December 28, 2005 between Registrant and Fidelity Brokerage Services LLC (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.6	Services Agreement effective March 24, 2005 between Registrant and National Financial Services LLC (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.7	Services Agreement Amendment dated effective March 2008 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.10	2010 Long-Term Incentive Plan (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).*
10.11	2004 Stock Incentive Plan (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).*
10.12	Form of Equity Award, filed as Exhibit 10.12 to the Company’s 2010 Form 10-K, (filed with the SEC on March 18, 2011 and incorporated by reference herein).*
10.13	Fourth Amendment to Technology Services Agreement, dated as of December 31, 2011, between Envestnet, Inc. and FMR LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 6, 2012 and incorporated by reference herein.).
10.14	Amendment to Services Agreement effective December 31, 2011, between Envestnet Asset Management, Inc. and Fidelity (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 6, 2012 and incorporated by reference herein.).
10.15	Third Amendment to Services Agreement effective December 31, 2011, between Envestnet Asset Management, Inc. and National Financial Services LLC. (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 6, 2012 and incorporated by reference herein.).
10.16	Stock Purchase Agreement by and among The Sellers of Prima Capital Holding, Inc. Named Herein and Envestnet, Inc. dated as of February 9, 2012, (filed as Exhibit 10.16 to the Company’s 10-K filed with the SEC on March 9, 2012 and incorporated by reference herein.).
10.17	Merger Agreement by and among Tamarac Inc., Envestnet, Inc. and Titan Merger Corp and KLJ Consulting, LLC (as the Shareholder’s Representative) dated as of February 16, 2012 (filed as Exhibit 10.17 to the Company’s 10-K filed with the SEC on March 9, 2012 and incorporated by reference herein.)
10.18	Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (filed with the SEC on May 1, 2012 and incorporated by reference herein.)*
10.19	First Amendment to Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 17, 2013 and incorporated by reference herein.)*

Exhibit No.		Description
10.20		Second Amendment to Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 13, 2013 and incorporated by reference herein.)*
10.21		Purchase and Sale Agreement between Prudential Investments LLC and Envestnet, Inc. dated as of April 11, 2013, filed herewith. **
16.1		Letter re Change in Certifying Accountant dated February 27, 2013 (filed as Exhibit 16.1 to the Company’s 8-K filed with the SEC on March 1, 2013 and incorporated by reference herein.)
16.2		Letter re Change in Certifying Accountant dated March 4, 2013 (filed as Exhibit 16.1 to the Company’s 8-K filed with the SEC on March 5, 2013 and incorporated by reference herein.)
16.2		Letter re Change in Certifying Accountant dated April 4, 2013 (filed as Exhibit 16.1 to the Company’s 8-K filed with the SEC on April 5, 2013 and incorporated by reference herein.)
21.1		Subsidiaries of the Company, filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document ***
101.SCH		XBRL Taxonomy Extension Schema Document ***
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document ***
101.LAB		XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document ***
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document ***

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

*	Management contract or compensation plan.

**	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) the Consolidated Statements of Operations for the year ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (v) Notes to Consolidated Financial Statements.

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

ENVESTNET, INC.

Date: June 14, 2013	/s/ JUDSON BERGMAN
Judson Bergman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2013	/s/ PETER H. D’ARRIGO
Peter H. D’Arrigo
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 14, 2013.

Name	Position

/S/ JUDSON BERGMAN Judson Bergman	Chairman and Chief Executive Officer; Director (Principal Executive Officer)

/S/ PETER H. D’ARRIGO Peter H. D’Arrigo	Chief Financial Officer (Principal Financial Officer)

/S/ DALE SEIER Dale Seier	Senior Vice President, Finance (Principal Accounting Officer)

/S/ ROSS CHAPIN Ross Chapin	Director

/S/ GATES HAWN Gates Hawn	Director

/S/ JAMES JOHNSON James Johnson	Director

/S/ PAUL KOONTZ Paul Koontz	Director

/S/ CHARLES ROAME Charles Roame	Director

/S/ YVES SISTERON Yves Sisteron	Director