Form 10-Q
period 2013-03-31
ENVESTNET, INC.
filed 2013-06-14
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$32,218	$29,983
Fees receivable	10,811	9,188
Deferred tax assets, net	1,800	2,089
Prepaid expenses and other current assets	2,830	2,501

Total current assets	47,659	43,761

Property and equipment, net	11,273	11,791
Internally developed software, net	4,678	4,324
Intangible assets, net	25,566	27,150
Goodwill	65,644	65,644
Deferred tax assets, net	7,053	6,194
Other non-current assets	3,776	3,535

Total assets	$165,649	$162,399

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$20,461	$20,201
Accounts payable	2,492	2,614
Deferred revenue	6,229	5,768

Total current liabilities	29,182	28,583

Deferred rent liability	2,348	2,195
Lease incentive liability	3,753	3,886
Other non-current liabilities	1,673	1,739

Total liabilities	36,956	36,403

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock, par value $0.005, 500,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 44,151,578 and 44,071,564 shares issued as of March 31, 2013 and December 31, 2012, respectively; 32,411,665 and 32,355,675 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	221	220
Additional paid-in capital	176,133	173,611
Accumulated deficit	(36,736)	(37,277)
Treasury stock at cost, 11,739,913 and 11,715,889 shares as of March 31, 2013 and December 31, 2012, respectively	(10,925)	(10,558)

Total stockholders’ equity	128,693	125,996

Total liabilities and stockholders’ equity	$165,649	$162,399

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Assets under management or administration	$36,336	$28,263
Licensing and professional services	10,289	4,379

Total revenues	46,625	32,642

Operating expenses:
Cost of revenues	16,808	11,526
Compensation and benefits	17,218	10,685
General and administration	8,893	6,773
Depreciation and amortization	3,118	2,399
Restructuring charges	—	27

Total operating expenses	46,037	31,410

Income from operations	588	1,232

Other income (expense):
Interest income	5	9
Interest expense	—	(3)

Total other income	5	6

Income before income tax provision	593	1,238

Income tax provision	52	498

Net income	541	740

Net income per share:
Basic	$0.02	$0.02

Diluted	$0.02	$0.02

Weighted average common shares outstanding:
Basic	32,374,976	31,857,598

Diluted	34,269,939	32,901,969

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Additional		Total
	Shares	Amount	Common Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2012	44,071,564	$220	(11,715,889)	$(10,558)	$173,611	$(37,277)	$125,996
Exercise of stock options	9,050	—	—	—	56	—	56
Issuance of common stock - vesting of restricted stock	70,964	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	2,306	—	2,306
Tax benefit attributable to exercise of stock options	—	—	—	—	160	—	160
Purchase of treasury stock (at cost)	—	—	(24,024)	(367)	—	—	(367)
Net income	—	—	—	—	—	541	541

Balance, March 31, 2013	44,151,578	$221	(11,739,913)	$(10,925)	$176,133	$(36,736)	$128,693

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$541	$740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,118	2,399
Deferred rent and lease incentive	20	(11)
Provision for doubtful accounts	60	—
Deferred income taxes	(570)	12
Stock-based compensation	2,306	795
Excess tax benefits from stock-based compensation	(160)	—
Interest expense	—	3
Changes in operating assets and liabilities:
Fees receivable	(1,683)	1,034
Prepaid expenses and other current assets	(169)	1,792
Other non-current assets	(241)	(3)
Accrued expenses	260	(1,733)
Accounts payable	(122)	292
Deferred revenue	461	451
Other non-current liabilities	(66)	45

Net cash provided by operating activities	3,755	5,816

INVESTING ACTIVITIES:
Purchase of property and equipment	(605)	(613)
Capitalization of internally developed software	(765)	(346)

Net cash used in investing activities	(1,370)	(959)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	56	948
Issuance of common stock - vesting of restricted stock	1	—
Excess tax benefits from stock-based compensation	160	—
Purchase of treasury stock	(367)	(78)

Net cash provided by (used in) financing activities	(150)	870

INCREASE IN CASH AND CASH EQUIVALENTS	2,235	5,727

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,983	64,909

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,218	$70,636

Supplemental disclosure of cash flow information - cash paid during the period for income taxes, net of refunds	$416	$341

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.	Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provides open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via the Envestnet Advisor Suite®, Envestnet | PMC®, Envestnet | Vantage®, and Envestnet | TamaracTM.

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

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2013 and the results of operations, stockholders’ equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements for the year ended December 31, 2012 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2013 is not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these unaudited condensed consolidated financial statements are in thousands, except share and per share amounts.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2012.

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Significant areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, costs capitalized for internally developed software, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of stock options issued, realization of deferred tax assets and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

3.	Business Acquisitions

Pro forma results for Envestnet, Inc. giving effect to the Prima Capital Holding, Inc. and Tamarac, Inc. acquisitions

The following pro forma financial information presents the combined results of operations of Envestnet, Prima Capital Holding, Inc. (“Prima”) and Tamarac, Inc. (“Tamarac”) for the three months ended March 31, 2012. The pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2012.

The unaudited pro forma results presented include amortization charges for acquired intangible assets and stock-based compensation expense, the elimination of intercompany transactions, transaction-related expenses and the related tax effect of the aforementioned items.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the period presented.

Three Months ended
March 31,
2012
Revenues	$37,115
Net loss	(854)
Net loss per share:
Basic	(0.03)
Diluted	(0.03)

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

4.	Property and Equipment

Property and equipment consist of the following:

		March 31,	December 31,
	Estimated Useful Life	2013	2012
Cost:
Office furniture and fixtures	5-7 years	$3,643	$3,613
Computer equipment and software	3 years	22,673	22,098
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	7,638	7,638

		34,552	33,947
Less accumulated depreciation and amortization		(23,279)	(22,156)

Property and equipment, net		$11,273	$11,791

Depreciation and amortization expense was as follows:

	Three Months Ended March 31,
	2013	2012
Depreciation and amortization expense	$1,123	$1,037

5.	Internally Developed Software

Internally developed software consists of the following:

		March 31,	December 31,
	Estimated Useful Life	2013	2012
Internally developed software	5 years	$13,997	$13,232
Less accumulated amortization		(9,319)	(8,908)

Internally developed software, net		$4,678	$4,324

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Amortization expense was as follows:

	Three Months Ended March 31,
	2013	2012
Amortization expense	$411	$383

6.	Intangible Assets

Intangible assets consist of the following:

		March 31, 2013			December 31, 2012
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	4 - 12 years	$28,103	$(9,927)	18,176	$28,103	$(8,720)	$19,383
Proprietary technologies	5 - 8 years	6,580	(922)	5,658	6,580	(657)	5,923
Trade names	5 years	2,090	(358)	1,732	2,090	(246)	1,844

Total intangible assets		$36,773	$(11,207)	$25,566	$36,773	$(9,623)	$27,150

Amortization expense was as follows:

	Three Months Ended March 31,
	2013	2012
Amortization expense	$1,584	$979

7.	Other Non-Current Assets

Other non-current assets consist of the following:

	March 31, 2013	December 31, 2012
Investment in private company	$1,250	$1,250
Deposits
Lease	1,605	1,655
Other	268	264
Other	653	366

Total other non-current assets	$3,776	$3,535

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

8.	Fair Value Measurements

Financial assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the Federal Deposit Insurance Corporation. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money market funds are based on the daily quoted market prices of the net asset value of the various money market funds. These money market funds are considered Level 1 assets, totaled approximately $16,392 and $20,682 as of March 31, 2013 and December 31, 2012, respectively, and are included in cash and cash equivalents in the condensed consolidated balance sheets.

9.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Accrued investment manager fees	$13,800	$12,937
Accrued compensation and related taxes	3,814	5,726
Accrued professional services	579	408
Other accrued expenses	2,268	1,130

Total accrued expenses	$20,461	$20,201

10.	Income Taxes

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table includes tax expense and the effective tax rate for the Company’s income from operations:

	Three Months Ended March 31,
	2013	2012
Income before income taxes	$593	$1,238
Income tax provision	52	498
Effective tax rate	8.8%	40.2%

The Company’s effective tax rate in the three months ended March 31, 2013, was lower than the effective tax rate in the three months ended March 31, 2012, primarily due to a change in the tax rate expected to apply to taxable income when deferred income taxes are realized.

The liability for unrecognized tax benefits reported in other non-current liabilities was $1,650 and $1,739 at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $844. At this time, the Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $400 in the next twelve months due to the completion of reviews by tax authorities, the voluntary filing of certain state income taxes and the expiration of certain statutes of limitations.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $620 and $642 as of March 31, 2013 and December 31, 2012, respectively.

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

The Company’s India subsidiary is currently under examination by the India Taxing Authority for the fiscal years ended March 31, 2009 and March 31, 2010. Based on the outcome of examinations of the Company’s subsidiary or the result of the expiration of statutes of limitations, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the condensed consolidated balance sheets. It is possible that one or more of these audits may be finalized within the next twelve months. The Company’s subsidiary’s tax returns for the fiscal years ended March 31, 2007 through March 31, 2012 remain open to examination by the India Taxing Authority in their entirety.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

11.	Stock-Based Compensation

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). As of March 31, 2013, the maximum number of stock options and restricted stock available for future issuance under the Company’s plans is 1,381,852.

Employee stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended
	March 31,
	2013	2012
Employee stock-based compensation expense	$2,306	$795
Tax effect on employee stock-based compensation expense	(969)	(320)

Net effect on income	$1,337	$475

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended March 31,
	2013	2012
Grant date fair value of options	$6.11	$4.92
Volatility	40.4%	39.7%
Risk-free interest rate	1.0%	1.1%
Dividend yield	0.0%	0.0%
Expected term (in years)	6.0	6.0

The following table summarizes option activity under the Company’s plans:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	5,277,412	$8.86
Granted	190,413	15.34
Exercised	(9,050)	6.24
Forfeited	(8,050)	11.91

Outstanding as of March 31, 2013	5,450,725	9.08	6.2	$45,939

Options exercisable	3,559,668	7.96	5.2	33,985

Exercise prices of stock options outstanding as of March 31, 2013 range from $0.11 to $15.34.

Restricted Stock

Periodically, the Company grants restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for unvested restricted stock awards granted under the Company’s plans:

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2012	758,990	$12.49
Granted	172,212	15.34
Vested	(70,964)	—
Forfeited	(3,197)	13.78

Balance at March 31, 2013	857,041	$13.07

At March 31, 2013, there was $5,876 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.6 years. At March 31, 2013, there was $3,726 of unrecognized compensation expense related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 2.6 years. At March 31, 2013, there was an additional $5,909 of potential unrecognized stock compensation expense related to unvested restricted stock granted under the 2012 Plan that vest based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition, which the Company expects to recognize over the remaining estimated vesting period of 2.0 to 4.0 years.

On March 31, 2013, 181,625 shares of restricted stock became performance vested under the first year performance condition. These shares will become fully vested upon employees meeting the subsequent two-year service condition.

12.	Earnings Per Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, common warrants and restricted stock using the treasury stock method.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31,
	2013	2012
Net income	$541	$740

Basic number of weighted-average shares outstanding	32,374,976	31,857,598
Effect of dilutive shares:
Options to purchase common stock	1,331,120	897,225
Common warrants	388,222	143,042
Unvested restricted stock	175,621	4,104

Diluted number of weighted-average shares outstanding	34,269,939	32,901,969

Net income per share:
Basic	$0.02	$0.02

Diluted	$0.02	$0.02

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted net income per share were as follows:

	Three Months Ended
	March 31,
	2013	2012
Options to purchase common stock	190,413	637,985
Unvested restricted stock	377,926	196,800

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

13.	Major Customers

One customer accounted for more than 10% of the Company’s fees receivable:

	March 31,	December 31,
	2013	2012
Fidelity	12%	11%

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended
	March 31,
	2013	2012
Fidelity	20%	24%

14.	Commitments and Contingencies

The Company is involved in litigation arising in the ordinary course of its business. The Company does not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its results of operations, financial condition, cash flows or business.

The Company includes various types of indemnification and guarantee clauses in certain arrangements. These indemnifications and guarantees may include, but are not limited to, infringement claims related to intellectual property, direct or consequential damages and guarantees to certain service providers. The type and amount of any potential indemnification or guarantee varies substantially based on the nature of each arrangement. The Company has experienced no previous claims and cannot determine the maximum amount of potential future payments, if any, related to such indemnification and guarantee provisions. The Company believes that it is unlikely it will have to make material payments under these arrangements and therefore has not recorded a contingent liability in the consolidated balance sheets.

15.	Subsequent Events

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

On April 11, 2013, the Company amended the 2012 Plan (see Note 11). The purpose of the amendment was to amend the methodology for determining the vesting requirements of performance awards granted under the 2012 Plan, as well as the inclusion of additional Envestnet | Tamarac employees eligible to participate in the 2012 Plan. The amendment may result in changes to the timing or amount of expense to be recognized in future periods in connection with any performance awards granted under the 2012 Plan, compared to that which may have occurred without the amendment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “Envestnet,” the “Company,” “we,” “us” and “our” refer to Envestnet, Inc. and its subsidiaries. Unless otherwise indicated, all amounts are in thousands, except share and per share information, financial advisors and client accounts.

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

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) under “Risk Factors”; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this quarterly report on Form 10-Q and our 2012 Form 10-K completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our consolidated financial statements and the related notes included elsewhere in this quarterly report and the consolidated financial statements and related notes included in our 2012 Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Overview

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our Web-based platform provides financial advisors with the flexibility to address their clients’ needs. As of March 31, 2013, approximately 23,000 advisors used our technology platform, supporting approximately $405 billion of assets in approximately 1.8 million investor accounts.

Envestnet empowers financial advisors to deliver fee-based advice to their clients. We work with both Independent Registered Investment Advisors (“RIAs”), as well as advisors associated with financial institutions such as broker dealers and banks. The services we offer and market to financial advisors address advisors’ ability to grow their practice as well as operate more efficiently – the Envestnet platform spans the various elements of the wealth management process, from the initial meeting an advisor has with a prospective client to the ongoing day-to-day operations of managing an advisory practice.

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) increased 29% from $28,263 in the three months ended March 31, 2012 to $36,336 in the three months ended March 31, 2013. Total revenues, which include licensing and professional service fees, increased 43% from $32,642 in the three months ended March 31, 2012 to $46,625 in the three months ended March 31, 2013. The increase in total revenues were a result of the positive effects of new account growth and positive net flows of AUM or AUA, as well as an increase in revenues related to the Prima and Tamarac acquisitions.

Net income for the three months ended March 31, 2013 was $541, or $0.02 per diluted share, compared to $740, or $0.02 per diluted share for the three months ended March 31, 2012.

Adjusted revenues for the three months ended March 31, 2013 was $46,762, an increase of 43% from $32,642 in the prior year period. Adjusted EBITDA for the three months ended March 31, 2013 was $8,207, an increase of 61% from $5,094 in the prior year period. Adjusted net income for the three months ended March 31, 2013 was $4,071, or $0.12 per diluted share, compared to adjusted net income of $2,201, or $0.07 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to GAAP.

Recent Events

Wealth Management Solutions Acquisition

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

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2012	2012	2012	2012	2013
	(in millions, except accounts and advisor data)
Platform Assets
Assets Under Management (AUM)	$26,084	$26,758	$29,232	$30,970	$34,870
Assets Under Administration (AUA)	54,336	60,511	64,229	67,368	74,839

Subtotal AUM/A	80,420	87,269	93,461	98,338	109,709
Licensing	76,235	229,268	254,256	269,729	295,330

Total Platform Assets	$156,655	$316,537	$347,717	$368,067	$405,039

Platform Accounts
AUM	134,294	141,695	148,920	156,327	167,167
AUA	229,942	274,322	278,192	293,151	311,884

Subtotal AUM/A	364,236	416,017	427,112	449,478	479,051
Licensing	588,936	1,138,223	1,170,978	1,228,016	1,289,491

Total Platform Accounts	953,172	1,554,240	1,598,090	1,677,494	1,768,542

Advisors
AUM/A	14,386	15,045	15,735	16,085	16,419
Licensing	5,351	6,758	6,878	6,941	6,970

Total Advisors	19,737	21,803	22,613	23,026	23,389

Note: Licensing metrics include Envestnet | Tamarac, which added approximately $149 billion in assets, 550,000 accounts and 1,700 advisors as of May 1, 2012.

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended March 31, 2013
	As of 12/31/12	Gross Sales	Redemp- tions	Net Flows	Market Impact	As of 3/31/13
	(in millions except account data)
Assets under Management (AUM)	$30,970	$4,460	$(1,952)	$2,508	$1,392	$34,870
Assets under Administration (AUA)	67,368	7,990	(3,354)	4,636	2,835	74,839

Subtotal AUM/A	$98,338	$12,450	$(5,306)	$7,144	$4,227	$109,709

Number of Fee-Based Accounts	449,478	49,784	(20,211)	29,573		479,051

Gross sales for the three months ended March 31, 2013 included $2.6 billion in new client conversions included in the above AUM/A gross sales figures, and an additional $5.2 billion of conversions in Licensing.

The mix of AUM and AUM was as follows for the periods indicated:

	March 31,	June 30,	September 30,	December 31,	March 31,
	2012	2012	2012	2012	2013
Assets under management (AUM)	32%	31%	31%	31%	32%
Assets under administration (AUA)	68%	69%	69%	69%	68%

	100%	100%	100%	100%	100%

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	%
	(In thousands)
Revenues:
Assets under management or administration	$36,336	$28,263	$8,073	29%
Licensing and professional services	10,289	4,379	5,910	135%

Total revenues	46,625	32,642	13,983	43%

Operating expenses:
Cost of revenues	16,808	11,526	5,282	46%
Compensation and benefits	17,218	10,685	6,533	61%
General and administration	8,893	6,773	2,120	31%
Depreciation and amortization	3,118	2,399	719	30%
Restructuring charges	—	27	(27)	-100%

Total operating expenses	46,037	31,410	14,627	47%

Income from operations	588	1,232	(644)	-52%
Other income (expense):
Interest income	5	9	(4)	-44%
Interest expense	—	(3)	3	-100%

Total other (expense)	5	6	(1)	-17%

Income before income tax provision	593	1,238	(645)	-52%
Income tax provision	52	498	(446)	-90%

Net income	$541	$740	$(199)	-27%

Revenues

Total revenues increased 43% from $32,642 in the three months ended March 31, 2012 to $46,625 in the three months ended March 31, 2013. The increase was primarily due to an increase in revenues from assets under management or assets under administration of $8,073. Revenues from assets under management or administration were 78% and 87% of total revenues in the three months ended March 31, 2013 and 2012, respectively.

Assets under management or administration

Revenues earned from assets under management or assets under administration increased 29% from $28,263 in the three months ended March 31, 2012 to $36,336 in the three months ended March 31, 2013. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2013, relative to the corresponding period in 2012. In the first quarter of 2013, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2012.

The number of financial advisors with AUM or AUA on our technology platform increased from 14,386 as of March 31, 2012 to 16,419 as of March 31, 2013 and the number of AUM or AUA client accounts increased from approximately 364,000 as of March 31, 2012 to approximately 479,000 as of March 31, 2013.

Licensing and professional services

Licensing and professional services revenues increased 135% from $4,379 in the three months ended March 31, 2012 to $10,289 in the three months ended March 31, 2013, primarily due to an increase in licensing revenue of $5,562 and an increase in professional services revenue of $348. The increase in licensing revenue was primarily a result of the acquisitions of Prima and Tamarac that closed in the second quarter of 2012.

Cost of revenues

Cost of revenues increased 46% from $11,526 in the three months ended March 31, 2012 to $16,808 in the three months ended March 31, 2013, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 35% in the three months ended March 31, 2012 to 36% in the three months ended March 31, 2013.

Compensation and benefits

Compensation and benefits increased 61% from $10,685 in the three months ended March 31, 2012 to $17,218 in the three months ended March 31, 2013, primarily due to an increase in salaries, benefits and commission expense of $3,948 related to an increase in headcount as a result of the Prima and Tamarac acquisitions in 2012 and an increase in non-cash compensation expense of $1,692, primarily related to Tamarac meeting certain performance metrics related to the Envestnet | Tamarac Management Incentive Plan. As a percentage of total revenues, compensation and benefits increased from 33% in the three months ended March 31, 2012 to 37% in the three months ended March 31, 2013.

General and administration

General and administration expenses increased 31% from $6,773 in the three months ended March 31, 2012 to $8,893 in the three months ended March 31, 2013, primarily due to one-time re-audit related expenses of $1,333, website and systems development costs of $336, occupancy costs of $274 and communication, research and data services costs of $250, partially offset by a decrease in transaction related costs of $155. As a percentage of total revenues, general and administration expenses decreased from 21% in the three months ended March 31, 2012 to 19% in the three months ended March 31, 2013. Excluding re-audit related expenses of $1,333, general and administration expenses as a percentage of total revenues would have been 16% in the three months ended March 31, 2013.

Depreciation and amortization

Depreciation and amortization expense increased 30% from $2,399 in the three months ended March 31, 2012 to $3,118 in the three months ended March 31, 2013, primarily due to an increase in intangible asset amortization of $605 as a result of intangible assets recorded in purchase accounting related to the Prima and Tamarac acquisitions in 2012. As a percentage of total revenues, depreciation and amortization expense remained flat at 7% in the three months ended March 31, 2012 and 2013.

Income tax provision

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Income tax provision	$52	$498
Effective tax rate	8.8%	40.2%

For the three months ended March 31, 2013, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, anticipated recognition of previously unrecognized tax benefits, and a change in the tax rate expected to apply to taxable income when deferred income taxes are realized. For the three months March 31, 2012, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Non-GAAP Financial Measures

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Adjusted revenues	$46,762	$32,642
Adjusted EBITDA	8,207	5,094
Adjusted net income	4,071	2,201
Adjusted net income per share	0.12	0.07

“Adjusted revenues” excludes the effect of purchase accounting on the fair value of acquired deferred revenue. Under GAAP, we record at fair value the acquired deferred revenue for contracts in effect at the time the entities were acquired. Consequently, revenue related to acquired entities for periods subsequent to the acquisition does not reflect the full amount of revenue that would have been recorded by these entities had they remained stand-alone entities.

“Adjusted EBITDA” represents net income before deferred revenue fair value adjustment, interest income, interest expense, income tax provision, depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance and litigation related expense.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance, amortization of acquired intangibles and litigation related expense. Reconciling items are tax-effected using the income tax rates in effect on the applicable date.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, litigation-related expense, severance, gain on investments, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash compensation expense from adjusted EBITDA, adjusted operating income and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income, or any other performance measures derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under GAAP. In particular you should consider:

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2013 and 2012, we had cash income tax payments of $416 and $341 in the three months ended March 31, 2013 and 2012, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of adjusted revenues to revenues, adjusted EBITDA, adjusted net income and adjusted net income per share to net income and net income per share, the most directly comparable GAAP measures. Further, our management also reviews GAAP measures and evaluates individual measures that are not included in some or all of our non-GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Total revenues	$46,625	$32,642
Deferred revenue fair value adjustment	137	—

Adjusted revenues	$46,762	$32,642

The following table sets forth a reconciliation of net income to adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net income	$541	$740
Add (deduct):
Deferred revenue fair value adjustment	137	—
Interest income	(5)	(9)
Interest expense	—	3
Income tax provision	52	498
Depreciation and amortization	3,118	2,399
Non-cash compensation expense	2,487	795
Restructuring charges and transaction costs	350	644
Re-audit related expenses	1,333	—
Severance	187	5
Litigation related expense	7	19

Adjusted EBITDA	$8,207	$5,094

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended
	March 31,
	2013 *	2012 *
	(in thousands)
Net income	$541	$740
Add:
Deferred revenue fair value adjustment	79	—
Non-cash compensation expense	1,443	475
Restructuring charges and transaction costs	203	386
Re-audit related expenses	773	—
Severance	109	3
Amortization of acquired intangibles	919	586
Litigation related expense	4	11

Adjusted net income	4,071	2,201

Diluted number of weighted-average shares outstanding	34,269,939	32,901,969

Adjusted net income per share	$0.12	$0.07

*	Adjustments are tax effected using an income tax rate of 42.0% for 2013 and 40.2% for 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had total cash and cash equivalents of $32,218 compared to $29,983 as of December 31, 2012. In April 2013, we announced the acquisition of WMS that is expected to close in the beginning of the third quarter of 2013 with an initial cash purchase price of $10,000 plus contingent consideration of up to $23,000, based upon meeting certain performance targets, to be paid out over three years. We plan to use existing cash and cash generated in the ongoing operations of our business to fund this acquisition, our current operations and capital expenditures in 2013.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$3,755	$5,816
Net cash used in investing activities	(1,370)	(959)
Net cash provided by (used in) financing activities	(150)	870
Net increase in cash and cash equivalents	2,235	5,727
Cash and cash equivalents, end of period	32,218	70,636

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 decreased by $2,061 compared to the same period in 2012, primarily due to a decrease in net income of $199 and a decrease in changes in operating assets and liabilities of $3,438, offset by an increase in non-cash adjustments, primarily depreciation and amortization and non-cash stock based compensation expense, totaling $1,576.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 increased by $411 compared to the same period in 2012. Cash disbursements in 2013 and 2012 totaled $1,370 and $959, respectively, for purchases of property and equipment and capitalization of internally developed software.

Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2013 decreased by $1,020 compared to the same period in 2012, primarily due to a decrease in proceeds from the exercise of stock options from $948 in the three months ended March 31, 2012 to $56 in the same period in 2013 and an increase in treasury stock purchases from $78 in the three months ended March 31, 2012 to $367 in the same period in 2013.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2012 included in our 2012 Form 10-K.

Commitments and Off-Balance Sheet Arrangements

Leases and Purchase Obligations

We lease facilities under non-cancelable operating leases expiring at various dates through 2023. See our 2012 Form 10-K for the year ended December 31, 2012 for our contractual obligations relating to operating leases and purchase obligations.

Wealth Management Solutions Agreement

On April 11, 2013, we entered into a definitive agreement to acquire substantially all of the assets of WMS, a division of Prudential Investments for $10,000 in cash upon closing, subject to certain post-closing adjustments, plus contingent consideration of up to a total of $23,000 in cash, based upon meeting certain performance targets, to be paid over three years. WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings. We anticipate the acquisition will be completed in the third quarter of 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three months ended March 31, 2013, 78% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three months ended March 31, 2013, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $150 to pre-tax earnings, respectively, and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $125 to pre-tax earnings, respectively.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, and due to the material weakness in our internal control over financial reporting described below under Management’s Report on Internal Control Over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Beginning in the second quarter of fiscal year 2013, management will include the internal controls of Prima and Tamarac in its assessment of the effectiveness of Envestnet’s internal control over financial reporting. Prima and Tamarac were acquired during the second quarter of 2012 as discussed in Note 3, Business Acquisitions, in the notes to consolidated financial statements included in our 2012 Form 10-K, and were excluded from management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2012 in accordance with the guidance issued by the SEC regarding exclusion of certain acquired businesses.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In connection with this assessment, we identified a material weakness, as described below, in internal control over financial reporting as of March 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weakness described below, management concluded that, as of March 31, 2013, our internal control over financial reporting was not effective.

Inadequate and ineffective controls over accounting for income taxes

We did not have adequate design or operation of controls that provide reasonable assurance that the accounting for income taxes, including the related financial statement disclosures, were in accordance with GAAP. Specifically, we relied on third-party subject matter experts and did not have sufficient technical expertise in the income tax function to provide adequate review and control with respect to the (a) identification and ongoing evaluation of uncertain tax positions in foreign tax jurisdictions; (b) complete and accurate recording of deferred tax assets and liabilities due to differences in accounting treatment for book and tax purposes; and (c) complete and accurate recording of inputs to the consolidated income tax provision and related accruals.

Remediation Plans

Management is committed to remediating its material weakness in a timely fashion. We have begun the process of executing remediation plans that address the material weakness in internal controls relating to the accounting for income taxes. Specifically, we replaced our third-party subject matter experts and also hired internal personnel dedicated to managing the income tax function to enhance our expertise in determining the appropriate accounting for material and complex tax transactions. In addition, management’s planned actions to further address the material weakness include:

•	Review of tax accounting process to identify and implement enhanced tax accounting processes and related internal control procedures,

•	Enhancement of our controls related to the preparation of tax accounting position papers documenting our analysis and conclusions for all technical tax accounting matters, and

•	Establish training and education programs for financial personnel responsible for income tax accounting.

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

Management believes the measures described above and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect these remedial actions and or other actions related to this maternal weakness to be effectively implemented in 2013 in order to successfully remediate the material weakness reported within this Form 10-Q by December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2013, other than replacing our third-party subject matter experts related to income taxes, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation arising in the ordinary course of our business. We do not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to us, have a material adverse effect on our results of operations, financial condition or business.

Item 1A.	Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our 2012 Form 10-K, when making investment decisions regarding our securities. The risk factors that were disclosed in our 2012 Form 10-K have not materially changed since the date our 2012 Form 10-K was filed.

Item 2.	Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

None.

(c) Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
January 1, 2013 through January 31, 2013	—	$—	—	$—
February 1, 2013 through February 28, 2013	24,024	15.30	—	—
March 1, 2013 through March 31, 2013	—	—	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2013.

ENVESTNET, INC.

By:	/s/ Judson Bergman
Judson Bergman Chairman and Chief Executive Officer Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo Chief Financial Officer Principal Financial Officer

By:	/s/ Dale Seier
Dale Seier Senior Vice President, Finance Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013; (iv) the Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2013 and 2012; (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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