Form 10-Q
period 2013-06-30
ENVESTNET, INC.
filed 2013-08-09
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, 33,407,311 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$39,679	$29,983
Fees receivable	12,800	9,188
Deferred tax assets, net	2,833	2,089
Prepaid expenses and other current assets	4,220	2,501
Total current assets	59,532	43,761

Property and equipment, net	11,211	11,791
Internally developed software, net	4,998	4,324
Intangible assets, net	23,998	27,150
Goodwill	65,644	65,644
Deferred tax assets, net	6,544	6,194
Other non-current assets	4,103	3,535
Total assets	$176,030	$162,399

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$23,691	$20,201
Accounts payable	4,103	2,614
Deferred revenue	5,848	5,768
Total current liabilities	33,642	28,583

Deferred rent liability	2,414	2,195
Lease incentive liability	3,619	3,886
Other non-current liabilities	1,748	1,739
Total liabilities	41,423	36,403

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 45,147,083 and 44,071,564 shares issued as of June 30, 2013 and December 31, 2012, respectively; 33,395,377 and 32,355,675 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	226	220
Additional paid-in capital	181,143	173,611
Accumulated deficit	(35,618)	(37,277)
Treasury stock at cost, 11,751,706 and 11,715,889 shares as of June 30, 2013 and December 31, 2012, respectively	(11,144)	(10,558)
Total stockholders’ equity	134,607	125,996
Total liabilities and stockholders’ equity	$176,030	$162,399

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Assets under management or administration	$41,234	$31,012	$77,570	$59,275
Licensing and professional services	10,398	6,950	20,687	11,329
Total revenues	51,632	37,962	98,257	70,604

Operating expenses:
Cost of revenues	19,638	13,549	36,446	25,075
Compensation and benefits	17,194	14,085	34,412	24,770
General and administration	9,962	8,148	18,855	14,921
Depreciation and amortization	3,081	3,224	6,199	5,623
Restructuring charges	—	88	—	115
Total operating expenses	49,875	39,094	95,912	70,504

Income (loss) from operations	1,757	(1,132)	2,345	100

Other income (expense):
Interest income	4	14	9	23
Interest expense	—	—	—	(3)
Other income	182	—	182	—
Total other income (expense)	186	14	191	20

Income (loss) before income tax provision (benefit)	1,943	(1,118)	2,536	120

Income tax provision (benefit)	825	(450)	877	48

Net income (loss)	$1,118	$(668)	$1,659	$72

Net income (loss) per share:
Basic	$0.03	$(0.02)	$0.05	$0.00

Diluted	$0.03	$(0.02)	$0.05	$0.00

Weighted average common shares outstanding:
Basic	32,661,196	32,149,957	32,518,943	32,004,386

Diluted	35,164,106	32,149,957	34,760,568	33,054,632

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Additional		Total
	Shares	Amount	Common Shares	Amount	Paid-in Capital	Accumulated deficit	Stockholders’ Equity

Balance, December 31, 2012	44,071,564	$220	(11,715,889)	$(10,558)	$173,611	$(37,277)	$125,996

Exercise of stock options	242,653	1	—	—	2,203	—	2,204
Issuance of common stock - Vesting of restricted stock	70,964	1	—	—	—	—	1
Exercise of warrants	761,902	4			—		4
Stock-based compensation	—	—	—	—	4,266	—	4,266
Tax benefit attributable to exercise of stock options	—	—	—	—	1,047	—	1,047
Reversal of state uncertain tax position	—	—	—	—	16	—	16
Purchase of treasury stock (at cost)	—	—	(35,817)	(586)	—	—	(586)
Net income	—	—	—	—	—	1,659	1,659
Balance, June 30, 2013	45,147,083	$226	(11,751,706)	$(11,144)	$181,143	$(35,618)	$134,607

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

OPERATING ACTIVITIES:
Net income	$1,659	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,199	5,623
Deferred rent and lease incentive	(48)	1,362
Provision for doubtful accounts	60	—
Deferred income taxes	(1,094)	(432)
Stock-based compensation	4,266	1,930
Excess tax benefits from stock-based compensation	(1,047)	—
Interest expense	—	3
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable	(3,672)	1,574
Prepaid expenses and other current assets	(672)	(1,016)
Other non-current assets	(568)	70
Accrued expenses	3,490	(616)
Accounts payable	1,489	709
Deferred revenue	80	474
Other non-current liabilities	25	116
Net cash provided by operating activities	10,167	9,869

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,638)	(2,999)
Capitalization of internally developed software	(1,503)	(988)
Repayment of notes payable assumed in acquisition	—	(174)
Acquisition of businesses, net of cash acquired	—	(61,463)
Net cash used in investing activities	(3,141)	(65,624)

FINANCING ACTIVITIES:
Proceeds from exercise of warrants	4	—
Proceeds from exercise of stock options	2,204	1,565
Issuance of restricted stock	1	2,759
Excess tax benefits from stock-based compensation	1,047	—
Purchase of treasury stock	(586)	(78)
Net cash provided by financing activities	2,670	4,246

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,696	(51,509)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,983	64,909

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,679	$13,400

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$2,955	$325

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

2.                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2013 and the results of operations, stockholders’ equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements for the year ended December 31, 2012 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and six months ended June 30, 2013 is not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these unaudited condensed consolidated financial statements are in thousands, except share and per share amounts.

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

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

3.                       Business Acquisitions

Pro forma results for Envestnet, Inc. giving effect to the Prima Capital Holding, Inc. and Tamarac, Inc. acquisitions

The following pro forma financial information presents the combined results of operations of Envestnet, Prima Capital Holding, Inc. (“Prima”), which was acquired on April 1, 2012, and Tamarac, Inc. (“Tamarac”), which was acquired on May 1, 2012, for the three and six months ended June 30, 2012. The pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2012.

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

	Three Months ended	Six Months ended
	June 30,	June 30,
	2012	2012

Revenue	$39,082	$76,197
Net income (loss)	(957)	(1,980)
Net income (loss) per share:
Basic	(0.03)	(0.06)
Diluted	(0.03)	(0.06)

4.                       Property and Equipment

Property and equipment consist of the following:

		June 30,	December 31,
	Estimated Useful Life	2013	2012

Cost:
Office furniture and fixtures	5-7 years	$3,763	$3,613
Computer equipment and software	3 years	23,530	22,098
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	7,694	7,638
		35,585	33,947
Less accumulated depreciation and amortization		(24,374)	(22,156)
Property and equipment, net		$11,211	$11,791

Depreciation and amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Depreciation and amortization expense	$1,095	$1,223	$2,218	$2,260

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

5.                       Internally Developed Software

Internally developed software consists of the following:

		June 30,	December 31,
	Estimated Useful Life	2013	2012

Internally developed software	5 years	$14,734	$13,232
Less accumulated amortization		(9,736)	(8,908)
Internally developed software, net		$4,998	$4,324

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Amortization expense	$418	$377	$829	$760

6.                       Intangible Assets

Intangible assets consist of the following:

		June 30, 2013			December 31, 2012
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer list	4 - 12 years	$28,103	$(11,125)	16,978	$28,103	$(8,720)	$19,383
Proprietary technology	5 - 8 years	6,580	(1,182)	5,398	6,580	(657)	5,923
Trade names	5 years	2,090	(468)	1,622	2,090	(246)	1,844
Total intangible assets		$36,773	$(12,775)	$23,998	$36,773	$(9,623)	$27,150

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Amortization expense	$1,568	$1,624	$3,152	$2,603

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

7.                       Other Non-Current Assets

Other non-current assets consist of the following:

	June 30,	December 31,
	2013	2012

Investment in private company	$1,250	$1,250
Deposits
Lease	1,647	1,655
Other	268	264
Other	938	366
Total other non-current assets	$4,103	$3,535

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the Federal Deposit Insurance Corporation. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money market funds are based on the daily quoted market prices of the net asset value of the various money market funds. These money market funds are considered Level 1 assets, totaled approximately $28,751 and $20,682 as of June 30, 2013 and December 31, 2012, respectively, and are included in cash and cash equivalents in the condensed consolidated balance sheets.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

9.                       Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2013	2012

Accrued investment manager fees	$16,358	$12,937
Accrued compensation and related taxes	5,333	5,726
Accrued professional services	329	408
Other accrued expenses	1,671	1,130
Total accrued expenses	$23,691	$20,201

10.                Income Taxes

The following table includes income tax provision (benefit) and the effective tax rate for the Company’s income from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Income (loss) before income taxes	$1,943	$(1,118)	$2,536	$120
Income tax provision (benefit)	825	(450)	877	48
Effective tax rate	42.5%	40.3%	34.6%	40.0%

The Company’s effective tax rate in the three months ended June 30, 2013, was higher than the effective tax rate in the three months ended June 30, 2012, primarily due to non-deductible transaction costs. The Company’s effective tax rate in the six months ended June 30, 2013, was lower than the effective tax rate in the six months ended June 30, 2012, primarily due to a change in the tax rate expected to apply to taxable income when deferred income taxes are realized.

The liability for unrecognized tax benefits reported in other non-current liabilities was $1,688 and $1,739 at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $522. At this time, the Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $400 in the next twelve months due to the completion of reviews by tax authorities, the voluntary filing of certain state income tax returns and the expiration of certain statutes of limitations.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $645 and $642 as of June 30, 2013 and December 31, 2012, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, a subsidiary of the Company files a tax return in a foreign jurisdiction. The Company’s tax returns for the calendar years ended December 31, 2011, 2010 and 2009 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for the fiscal year ended March 31, 2009, as well as calendar years ended December 31, 2011, 2010 and 2009 remain open to examination by various state revenue services.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

11.                Stockholders’ Equity

In February 2010, in connection with a Platform Services Agreement between the Company and FundQuest Incorporated (“FundQuest”), a subsidiary of BNP Paribas Investment Partners USA Holdings, Inc., the Company issued to FundQuest a warrant to purchase 1,388,888 shares of the Company’s common stock, with an exercise price of $10.80 per share.  During 2011, the warrant was sold by FundQuest to a third party.  On June 24, 2013, the third party exercised the warrant via a cashless exercise, and as a result, the Company issued 761,902 shares of the Company’s common stock to the third party.

12.                Stock-Based Compensation

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). As of June 30, 2013, the maximum number of stock options and restricted stock available for future issuance under the Company’s plans is 1,309,379.

Employee stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee stock-based compensation expense	$1,960	$1,135	$4,266	$1,930
Tax effect on employee stock-based compensation expense	(832)	(456)	(1,475)	(777)
Net effect on income	$1,128	$679	$2,791	$1,153

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Grant date fair value of options	$—	$4.97	$6.11	$4.91
Volatility	—	39.7%	40.4%	39.7%
Risk-free interest rate	—	1.2%	1.0%	1.2%
Dividend yield	—	0.0%	0.0%	0.0%
Expected term (in years)	—	6.0	6.0	6.0

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table summarizes option activity under the Company’s plans:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2012	5,277,412	$8.86
Granted	190,413	15.34
Exercised	(9,050)	6.24
Forfeited	(8,050)	11.91
Outstanding as of March 31, 2013	5,450,725	9.08	6.2	$45,939
Granted	—	—
Exercised	(233,603)	9.13
Forfeited	(31,815)	12.41
Outstanding as of June 30, 2013	5,185,307	9.06	6.0	$80,583
Options exercisable	3,440,826	8.04	4.9	$56,991

Exercise prices of stock options outstanding as of June 30, 2013 range from $0.11 to $15.34.

Restricted Stock

Periodically, the Company grants restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for unvested restricted stock awards granted under the Company’s plans:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share

Balance at December 31, 2012	758,990	$12.49
Granted	172,212	15.34
Vested	(70,964)	—
Forfeited	(3,197)	13.78
Balance at March 31, 2013	857,041	13.07
Granted	105,858	18.29
Forfeited	(152,653)	12.54
Balance at June 30, 2013	810,246	14.51

At June 30, 2013, there was $4,823 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.4 years. At June 30, 2013, there was $3,356 of unrecognized compensation expense related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 2.4 years. At June 30, 2013, there was an additional $4,832 of potential unrecognized stock compensation expense related to unvested restricted stock granted under the 2012 Plan that vest based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition, which the Company expects to recognize over the remaining estimated vesting period of 1.75 to 3.75 years.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

On March 31, 2013, 181,625 shares of restricted stock became performance vested under the first year performance condition. These shares will become fully vested upon employees meeting the subsequent two-year service condition.

On April 11, 2013, the Company amended the 2012 Plan. The purpose of the amendment was to amend the methodology for determining the vesting requirements of performance awards granted under the 2012 Plan, as well as to grant awards to additional Envestnet | Tamarac employees eligible to participate in the 2012 Plan. The amendment to the 2012 Plan was treated as a modification.  As a result, 113,249 performance awards were valued as of the date of the modification.  Concurrent with the amendment, 103,521 performance awards were voluntarily forfeited by certain participants in the 2012 Plan and immediately reallocated to other participants in the 2012 Plan.

13.                Earnings Per Share

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$1,118	$(668)	$1,659	$72

Basic number of weighted-average shares outstanding	32,661,196	32,149,957	32,518,943	32,004,386
Effect of dilutive shares:
Options to purchase common stock	1,805,969	—	1,605,065	900,085
Common warrants	609,489	—	523,020	144,076
Unvested restricted stock	87,452	—	113,540	6,085
Diluted number of weighted-average shares outstanding	35,164,106	32,149,957	34,760,568	33,054,632

Net income (loss) per share:
Basic	$0.03	$(0.02)	$0.05	$0.00

Diluted	$0.03	$(0.02)	$0.05	$0.00

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Options to purchase common stock	—	5,374,040	—	1,227,248
Common warrants	—	1,388,888	—	—
Unvested restricted stock	348,139	765,970	348,139	755,970

14.                Major Customers

One customer accounted for more than 10% of the Company’s fees receivable:

	June 30,	December 31,
	2013	2012

Fidelity	10%	11%

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Fidelity	23%	22%	22%	23%

15.                               Commitments and Contingencies

The Company is involved in litigation arising in the ordinary course of its business. The Company does not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on the Company’s results of operations, financial condition, cash flows or business.

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

The Company rents office space under leases that expire at various dates through 2024.  Future minimum lease commitments under these operating leases, as of June 30, 2013, was as follows:

Years ending December 31:
Remainder of 2013	$2,381
2014	4,885
2015	4,761
2016	4,972
2017	4,582
Thereafter	21,826
$43,407

16.                Subsequent Events

Acquisition of Wealth Management Solutions

On July 1, 2013, the Company completed the acquisition of the Wealth Management Solutions (“WMS”) division of Prudential Investments.  In accordance with the purchase agreement, the Company acquired substantially all of the assets of WMS for approximately $9,500 in cash, subject to certain post-closing adjustments of which the Company is still in the process of completing, plus contingent consideration of up to a total of $23,000 in cash, based upon meeting certain performance targets, to be paid over three years. WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings.

The Company is currently in the initial phase of gathering financial information and has not determined the estimated fair values of the assets acquired and liabilities assumed.

For the three and six months ended June 30, 2013, acquisition costs for WMS totaled $552 and $647, respectively, and are included in general and administration expenses. The Company will incur additional WMS related acquisition costs during the second half of 2013.

Lease Termination

On July 26, 2013, the Company exercised its right to early terminate the Denver, Colorado office lease in accordance with the provisions of the lease.  The total estimated termination fee is $1,100, of which approximately 50% of this termination fee was paid on July 26, 2013.  The remainder of the fee is due in July 2014. The impact of this early termination has been reflected in the lease commitment table in note 15.

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

Overview

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our Web-based platform provides financial advisors with the flexibility to address their clients’ needs. As of June 30, 2013, approximately 25,000 advisors used our technology platform, supporting approximately $427 billion of assets in approximately 1.9 million investor accounts.

Envestnet empowers financial advisors to deliver fee-based advice to their clients. We work with both Independent Registered Investment Advisors (“RIAs”), as well as advisors associated with financial institutions such as broker dealers and banks. The services we offer and market to financial advisors address advisors’ ability to grow their practice as well as operate more efficiently — the Envestnet platform spans the various elements of the wealth management process, from the initial meeting an advisor has with a prospective client to the ongoing day-to-day operations of managing an advisory practice.

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) increased 33% from $31,012 in the three months ended June 30, 2012 to $41,234 in the three months ended June 30, 2013. Total revenues, which include licensing and professional service fees, increased 36% from $37,962 in the three months ended June 30, 2012 to $51,632 in the three months ended June 30, 2013. The increase in total revenues were a result of the positive effects of new account growth and positive net flows of AUM or AUA, as well as an increase in revenues related to the Prima and Tamarac acquisitions. Net income for the three months ended June 30, 2013 was $1,118, or $0.03 per diluted share, compared to a net loss of ($668), or ($0.02) per diluted share for the three months ended June 30, 2012.

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) increased 31% from $59,275 in the six months ended June 30, 2012 to $77,570 in the six months ended June 30, 2013. Total revenues, which include licensing and professional service fees, increased 39% from $70,604 in the six months ended June 30, 2012 to $98,257 in the six months ended June 30, 2013. The increase in total revenues were a result of the positive effects of new account growth and positive net flows of AUM or AUA, as well as an increase in revenues related to the Prima and Tamarac acquisitions. Net income for the six months ended June 30, 2013 was $1,659, or $0.05 per diluted share, compared to $72, or $0.00 per diluted share for the six months ended June 30, 2012.

Adjusted revenues for the three months ended June 30, 2013 was $51,655, an increase of 34% from $38,579 in the prior year period. Adjusted EBITDA for the three months ended June 30, 2013 was $9,305, an increase of 75% from $5,314 in the prior year period. Adjusted net income for the three months ended June 30, 2013 was $4,513, or $0.13 per diluted share, compared to adjusted net income of $2,230, or $0.07 per diluted share in the prior year period.

Adjusted revenues for the six months ended June 30, 2013 was $98,417, an increase of 38% from $71,221 in the prior year period. Adjusted EBITDA for the six months ended June 30, 2013 was $17,513, an increase of 68% from $10,408 in the prior year period. Adjusted net income for the six months ended June 30, 2013 was $8,584, or $0.25 per diluted share, compared to adjusted net income of $4,431, or $0.13 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Recent Events

Wealth Management Solutions Acquisition

On July 1, 2013, we completed the acquisition of the Wealth Management Solutions (“WMS”) division of Prudential Investments.  In accordance with the purchase agreement, the Company acquired substantially all of the assets of WMS for approximately $9,500 in cash, subject to certain post-closing adjustments, plus contingent consideration of up to a total of $23,000 in cash, based upon meeting certain performance targets, to be paid over three years. WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings.

Lease Termination

On July 26, 2013, we exercised our right to early terminate our Denver, Colorado office lease in accordance with the provisions of the lease.  The total estimated termination fee is $1,100, of which approximately 50% of this termination fee was paid on July 26, 2013.  The remainder of the fee is due in July 2014.

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platform, financial advisors and investor accounts in the periods indicated.

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2012	2012	2012	2013	2013
	(in millions, except accounts and advisor data)
Platform Assets
Assets Under Management (AUM)	$26,758	$29,232	$30,970	$34,870	$38,705
Assets Under Administration (AUA)	60,511	64,229	67,368	74,839	85,601
Subtotal AUM/A	87,269	93,461	98,338	109,709	124,306
Licensing	229,268	254,256	269,729	295,330	302,604
Total Platform Assets	$316,537	$347,717	$368,067	$405,039	$426,910

Platform Accounts
AUM	141,695	148,920	156,327	167,167	190,883
AUA	274,322	278,192	293,151	311,884	357,283
Subtotal AUM/A	416,017	427,112	449,478	479,051	548,166
Licensing	1,138,223	1,170,978	1,228,016	1,289,491	1,365,773
Total Platform Accounts	1,554,240	1,598,090	1,677,494	1,768,542	1,913,939

Advisors
AUM/A	15,045	15,735	16,085	16,419	18,154
Licensing	6,758	6,878	6,941	6,970	7,261
Total Advisors	21,803	22,613	23,026	23,389	25,415

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended June 30, 2013
	As of 3/31/13	Gross Sales	Redemptions	Net Flows	Market Impact	As of 6/30/13
	(in millions, except account data)

Assets under Management (AUM)	$34,870	$6,647	$(2,343)	$4,304	$(469)	$38,705
Assets under Administration (AUA)	74,839	16,521	(5,082)	11,439	(677)	85,601
Subtotal AUM/A	$109,709	$23,168	$(7,425)	$15,743	$(1,146)	$124,306
Fee-Based Accounts	479,051	101,152	(32,037)	69,115		548,166

Gross sales for the three months ended June 30, 2013 included $12.4 billion in new client conversions included in the above AUM/A gross sales figures, and an additional $12.1 billion of conversions in Licensing.

	Asset Rollforward - Six Months Ended June 30, 2013
	As of 12/31/12	Gross Sales	Redemptions	Net Flows	Market Impact	As of 6/30/13
	(in millions, except account data)

Assets under Management (AUM)	$30,970	$11,107	$(4,296)	$6,811	$924	$38,705
Assets under Administration (AUA)	67,368	24,511	(8,435)	16,076	2,157	85,601
Subtotal AUM/A	$98,338	$35,618	$(12,731)	$22,887	$3,081	$124,306
Fee-Based Accounts	449,478	150,936	(52,248)	98,688		548,166

Gross sales for the six months ended June 30, 2013 included $15.0 billion in new client conversions included in the above AUM/A gross sales figures, and an additional $17.4 billion of conversions in Licensing.

The mix of AUM and AUA was as follows for the periods indicated:

	June 30,	September 30,	December 31,	March 31,	June 30,
	2012	2012	2012	2013	2013
Assets under management (AUM)	28%	27%	27%	27%	29%
Assets under administration (AUA)	72%	73%	73%	73%	71%
	100%	100%	100%	100%	100%

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
	(In thousands)
Revenues:
Assets under management or administration	$41,234	$31,012	$10,222	33%
Licensing and professional services	10,398	6,950	3,448	50%
Total revenues	51,632	37,962	13,670	36%

Operating expenses:
Cost of revenues	19,638	13,549	6,089	45%
Compensation and benefits	17,194	14,085	3,109	22%
General and administration	9,962	8,148	1,814	22%
Depreciation and amortization	3,081	3,224	(143)	-4%
Restructuring charges	—	88	(88)	*
Total operating expenses	49,875	39,094	10,781	28%
Income (loss) from operations	1,757	(1,132)	2,889	-255%
Other income (expense):
Interest income	4	14	(10)	-71%
Other income	182	—	182	*
Total other income (expense)	186	14	172	*
Income (loss) before income tax provision (benefit)	1,943	(1,118)	3,061	-274%
Income tax provision (benefit)	825	(450)	1,275	-283%
Net income (loss)	$1,118	$(668)	$1,786	-267%

* Not meaningful.

Revenues

Total revenues increased 36% from $37,962 in the three months ended June 30, 2012 to $51,632 in the three months ended June 30, 2013. The increase was primarily due to an increase in revenues from assets under management or assets under administration of $10,222. Revenues from assets under management or administration were 80% and 82% of total revenues in the three months ended June 30, 2013 and 2012, respectively.

Assets under management or administration

Revenues earned from assets under management or assets under administration increased 33% from $31,012 in the three months ended June 30, 2012 to $41,234 in the three months ended June 30, 2013. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2013, relative to the corresponding period in 2012. In the second quarter of 2013, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2012 and the first quarter of 2013.

The number of financial advisors with AUM or AUA on our technology platform increased from 15,045 as of June 30, 2012 to 18,154 as of June 30, 2013 and the number of AUM or AUA client accounts increased from approximately 416,000 as of June 30, 2012 to approximately 548,000 as of June 30, 2013.

Licensing and professional services

Licensing and professional services revenues increased 50% from $6,950 in the three months ended June 30, 2012 to $10,398 in the three months ended June 30, 2013, primarily due to an increase in licensing revenue of $3,284 and an increase in professional services revenue of $171. The increase in licensing revenue was primarily a result of the acquisition of Tamarac that closed in the second quarter of 2012.

Cost of revenues

Cost of revenues increased 45% from $13,549 in the three months ended June 30, 2012 to $19,638 in the three months ended June 30, 2013, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 36% in the three months ended June 30, 2012 to 38% in the three months ended June 30, 2013.

Compensation and benefits

Compensation and benefits increased 22% from $14,085 in the three months ended June 30, 2012 to $17,194 in the three months ended June 30, 2013, primarily due to an increase in salaries, benefits and commission expense of $2,042 related to an increase in headcount, primarily a result of an increase in headcount associated with the Tamarac acquisition in the second quarter of 2012, and an increase in non-cash compensation expense of $825, primarily related to Tamarac meeting certain performance metrics related to the Envestnet | Tamarac Management Incentive Plan (the “2012 Plan”) as well, as the accounting impact of a modification to the 2012 Plan in April of 2013. As a percentage of total revenues, compensation and benefits decreased from 37% in the three months ended June 30, 2012 to 33% in the three months ended June 30, 2013.

General and administration

General and administration expenses increased 22% from $8,148 in the three months ended June 30, 2012 to $9,962 in the three months ended June 30, 2013, primarily due to one-time re-audit related expenses of $1,554, and year over year increases in website and systems development costs of $258, occupancy costs of $142 and communication, research and data services costs of $409, partially offset by a decrease in transaction related costs of $561. As a percentage of total revenues, general and administration expenses decreased from 21% in the three months ended June 30, 2012 to 19% in the three months ended June 30, 2013. Excluding re-audit related expenses of $1,554, general and administration expenses as a percentage of total revenues would have been 16% in the three months ended June 30, 2013.

Depreciation and amortization

Depreciation and amortization expense decreased 4% from $3,224 in the three months ended June 30, 2012 to $3,081 in the three months ended June 30, 2013, primarily due to a decrease in intangible asset amortization and property and equipment depreciation, partially offset by an increase in internally developed software amortization. As a percentage of total revenues, depreciation and amortization expense decrease from 8% in the three months ended June 30, 2012 to 6% in the three months ended June 30, 2013.

Income tax provision

	Three Months Ended
	June 30,
	2013	2012
	(in thousands)
Income tax provision (benefit)	$825	$(450)
Effective tax rate	42.5%	40.3%

For the three months ended June 30, 2013, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, including non-deductible transaction costs. For the three months June 30, 2012, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Results of Operations

Six months ended June 30, 2013 compared to six months ended June 30, 2012

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
	(In thousands)
Revenues:
Assets under management or administration	$77,570	$59,275	$18,295	31%
Licensing and professional services	20,687	11,329	9,358	83%
Total revenues	98,257	70,604	27,653	39%

Operating expenses:
Cost of revenues	36,446	25,075	11,371	45%
Compensation and benefits	34,412	24,770	9,642	39%
General and administration	18,855	14,921	3,934	26%
Depreciation and amortization	6,199	5,623	576	10%
Restructuring charges	—	115	(115)	*
Total operating expenses	95,912	70,504	25,408	36%
Income from operations	2,345	100	2,245	*
Other income (expense):
Interest income	9	23	(14)	-61%
Interest expense	—	(3)		*
Other income	182	—	182	*
Total other income (expense)	191	20	168	*
Income before income tax provision	2,536	120	2,413	*
Income tax provision	877	48	829	*
Net income	$1,659	$72	$1,584	*

*   Not meaningful.

Revenues

Total revenues increased 39% from $70,604 in the six months ended June 30, 2012 to $98,257 in the six months ended June 30, 2013. The increase was primarily due to an increase in revenues from assets under management or assets under administration of $18,295. Revenues from assets under management or administration were 79% and 84% of total revenues in the six months ended June 30, 2013 and 2012, respectively.

Assets under management or administration

Revenues earned from assets under management or assets under administration increased 31% from $59,275 in the six months ended June 30, 2012 to $77,570 in the six months ended June 30, 2013. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2013, relative to the corresponding period in 2012. In 2013, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2012 and the first quarter of 2013.

The number of financial advisors with AUM or AUA on our technology platform increased from 15,045 as of June 30, 2012 to 18,154 as of June 30, 2013 and the number of AUM or AUA client accounts increased from approximately 416,000 as of June 30, 2012 to approximately 548,000 as of June 30, 2013.

Licensing and professional services

Licensing and professional services revenues increased 83% from $11,329 in the six months ended June 30, 2012 to $20,687 in the six months ended June 30, 2013, primarily due to an increase in licensing revenue of $8,847 and an increase in professional services revenue of $519. The increase in licensing revenue was primarily a result of the acquisitions of Prima and Tamarac that closed in the second quarter of 2012.

Cost of revenues

Cost of revenues increased 45% from $25,075 in the six months ended June 30, 2012 to $36,446 in the six months ended June 30, 2013, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 36% in the six months ended June 30, 2012 to 37% in the six months ended June 30, 2013.

Compensation and benefits

Compensation and benefits increased 39% from $24,770 in the six months ended June 30, 2012 to $34,412 in the six months ended June 30, 2013, primarily due to an increase in salaries, benefits and commission expense of $6,170 related to an increase in headcount, primarily a result of an increase in headcount associated with the Prima and Tamarac acquisitions in the second quarter of 2012, an increase in incentive compensation of $937 and an increase in non-cash compensation expense of $2,517, primarily related to Tamarac meeting certain performance metrics related to the 2012 Plan as well, as the accounting impact of a modification to the 2012 Plan in April of 2013.  As a percentage of total revenues, compensation and benefits remained flat at 35% in the six months ended June 30, 2012 and 2013.

General and administration

General and administration expenses increased 26% from $14,921 in the six months ended June 30, 2012 to $18,885 in the six months ended June 30, 2013, primarily due to one-time re-audit related expenses of $2,887, and year over year increases in website and systems development costs of $591, occupancy costs of $417 and communication, research and data services costs of $660, partially offset by a decrease in transaction related costs of $828. As a percentage of total revenues, general and administration expenses decreased from 21% in the six months ended June 30, 2012 to 19% in the six months ended June 30, 2013. Excluding re-audit related expenses of $2,887, general and administration expenses as a percentage of total revenues would have been 16% in the six months ended June 30, 2013.

Depreciation and amortization

Depreciation and amortization expense increased 10% from $5,623 in the six months ended June 30, 2012 to $6,199 in the six months ended June 30, 2013, primarily due to an increase in intangible asset amortization of $549 as a result of intangible assets recorded in purchase accounting related to the Prima and Tamarac acquisitions in 2012. As a percentage of total revenues, depreciation and amortization expense decreased from 8% in the three months ended June 30, 2012 to 6% in the three months ended June 30, 2013.

Income tax provision

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Income tax provision	$877	$48
Effective tax rate	34.6%	40.0%

For the six months ended June 30, 2013, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, anticipated recognition of previously unrecognized tax benefits, and a change in the tax rate expected to apply to taxable income when deferred income taxes are realized. For the six months June 30, 2012, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Adjusted revenue	$51,655	$38,579	$98,417	$71,221
Adjusted EBITDA	9,305	5,314	17,513	10,408
Adjusted net income	4,513	2,230	8,584	4,431
Adjusted net income per share	0.13	0.07	0.25	0.13

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

“Adjusted EBITDA” represents net income before deferred revenue fair value adjustment, interest income, interest expense, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance and litigation-related expense.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance, amortization of acquired intangibles and litigation-related expense. Reconciling items are tax-effected using the income tax rates in effect on the applicable date.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, re-audit related expenses, litigation-related expense, severance, gain on investments, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash compensation expense from adjusted EBITDA, adjusted operating income and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•                  Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2013 and 2012, we had cash income tax payments of $2,955 and $325 in the six months ended June 30, 2013 and 2012, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•                  Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Revenue	$51,632	$37,962	$98,257	$70,604
Deferred revenue fair value adjustment	23	617	160	617
Adjusted revenue	$51,655	$38,579	$98,417	$71,221

The following table sets forth a reconciliation of net income to adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$1,118	$(668)	$1,659	$72
Add (deduct):
Deferred revenue fair value adjustment	23	617	160	617
Interest income	(4)	(14)	(9)	(23)
Interest expense	—	—	—	3
Income tax provision (benefit)	825	(450)	877	48
Depreciation and amortization	3,081	3,224	6,199	5,623
Non-cash compensation expense	1,960	1,135	4,447	1,930
Restructuring charges and transaction costs	704	1,353	1,054	1,997
Re-audit related expenses	1,554	—	2,887	—
Severance	44	78	232	83
Litigation related expense	—	39	7	58
Adjusted EBITDA	$9,305	$5,314	$17,513	$10,408

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013 *	2012 *	2013 *	2012 *
	(in thousands)
Net income (loss)	$1,118	$(668)	$1,659	$72
Add:
Deferred revenue fair value adjustment	13	369	93	369
Non-cash compensation expense	1,137	679	2,579	1,154
Restructuring charges and transaction costs	408	809	611	1,194
Re-audit related expenses	901	—	1,674	—
Severance	26	47	135	50
Amortization of acquired intangibles	910	971	1,829	1,557
Litigation related expense	—	23	4	35
Adjusted net income	4,513	2,230	8,584	4,431

Basic number of weighted-average shares outstanding	32,661,196	32,149,957	32,518,943	32,004,386
Effect of dilutive shares:
Options to purchase common stock	1,805,969	886,748	1,605,065	900,085
Common warrants	609,489	131,554	523,020	144,076
Restricted stock	87,452	5,519	113,540	6,085
Diluted number of weighted-average shares outstanding	35,164,106	33,173,778	34,760,568	33,054,632

Adjusted net income per share	$0.13	$0.07	$0.25	$0.13

*                                         Adjustments are tax effected using an income tax rate of 42.0% for 2013 and 40.2% for 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had total cash and cash equivalents of $39,679 compared to $29,983 as of December 31, 2012. On July 1, 2013, we completed the acquisition of WMS for approximately $9,500 in cash plus contingent consideration of up to $23,000, based upon meeting certain performance targets, to be paid out over three years. We used existing cash to fund the initial payment of $9,500 and we expect to use cash generated in the ongoing operations of our business to fund our current operations and capital expenditures in 2013.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)

Net cash provided by operating activities	$10,167	$9,869
Net cash used in investing activities	(3,141)	(65,624)
Net cash provided by financing activities	2,670	4,246
Net increase (decrease) in cash and cash equivalents	9,696	(51,509)
Cash and cash equivalents, end of period	39,679	13,400

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 increased by $298 compared to the same period in 2012, primarily due to an increase in net income of $1,587 offset by a decrease in non-cash adjustments, primarily non-cash stock-based compensation expense, totaling $150 and a decrease in changes in operating assets and liabilities of $1,139.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 decreased by $62,483 compared to the same period in 2012. The decrease is primarily a result of cash disbursements for the acquisition of Prima and Tamarac totaling $61,463 in 2012.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 decreased by $1,576 compared to the same period in 2012, primarily due to a decrease in proceeds from the issuance of restricted stock of $2,758 offset by an increase in the proceeds from the exercise of stock options of $639 and an increase in excess tax benefits of $1,047.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2012 included in our 2012 Form 10-K.

Commitments and Off-Balance Sheet Arrangements

Leases and Purchase Obligations

We lease facilities under non-cancelable operating leases expiring at various dates through 2024. Future minimum lease commitments under these operating leases as of June 30, 2013, was as follows:

Years ending December 31:
Remainder of 2013	$2,381
2014	4,885
2015	4,761
2016	4,972
2017	4,582
Thereafter	21,826
$43,407

The table above reflects the impact of the early termination of the Denver, Colorado office lease as discussed in note 15 in this Form 10-Q.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and six months ended June 30, 2013, 80% and 79% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and six months ended June 30, 2013, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $100 and $300 to pre-tax earnings, respectively, and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $100 and $300, to pre-tax earnings, respectively.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

Item 4.                                  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, and due to the material weakness in our internal control over financial reporting described below under Management’s Report on Internal Control Over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Beginning in the second quarter of fiscal year 2013, management included the internal controls of Prima and Tamarac in its assessment of the effectiveness of Envestnet’s internal control over financial reporting. Prima and Tamarac were acquired during the second quarter of 2012 as discussed in Note 3, Business Acquisitions, in the notes to consolidated financial statements included in our 2012 Form 10-K, and were excluded from management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2012 in accordance with the guidance issued by the SEC regarding exclusion of certain acquired businesses.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In connection with this assessment, we identified a material weakness, as described below, in internal control over financial reporting as of June 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weakness described below, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective.

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

If the remedial measures described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any un-remediated material weakness could result in material post-closing adjustments in future financial statements.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2013, other than replacing our third-party subject matter experts related to income taxes and the hiring of internal personnel dedicated to managing the income tax function, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

As reported on Form 8-K filed on June 26, 2013, a third party exercised a warrant to acquire 1,388,888 shares of the Company's stock, with an exercise price of $10.80 per share. The third party exercised this warrant on a cashless basis, and as a result, the Company issued 761,902 shares of the Company's common stock to the third party.

(c) Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
April 1, 2013 through April 30, 2013	—	$—	—	$—
May 1, 2013 through May 31, 2013	11,793	18.25	—	—
June 1, 2013 through June 30, 2013	—	—	—	—

Item  3.                                Defaults Upon Senior Securities

None.

Item  4.                                Mine Safety Disclosures

Not applicable.

Item  5.                               Other Information

None.

Item  6.                               Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2013.

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

*                 Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013; (iv) the Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2013 and 2012; (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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