Form 10-K/A
period 2012-12-31
ENVESTNET, INC.
filed 2013-10-08
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 23, 2013, 32,411,665 shares of the common stock with a par value of $0.005 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2013 Annual Meeting of Stockholders to be held July 31, 2013, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

Explanatory Note

Item 9A	Controls and Procedures

Item 15	Exhibits and Financial Statement Schedules

Signatures

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification

Exhibit 32.2	Certification

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on June 14, 2013 (the “Form 10-K”), and is being filed solely to amend the Report of Independent Registered Public Accounting Firm contained in Item 9A of the Form 10-K to correct for a clerical error related to the audit opinion on the effectiveness of internal control over financial reporting as of December 31, 2012. No other information or disclosures in the Form 10-K including the Company’s financial statements and the footnotes thereto, have been amended or updated by this Amendment No. 1.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In connection with this assessment, we identified a material weakness, as described below, in internal control over financial reporting as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—

An Integrated Framework (September 1992). Because of the material weakness described below, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.

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

Management believes the measures described above and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect these remedial actions and or other actions related to this material weakness to be effectively implemented in 2013 in order to successfully remediate the material weakness reported within this Form 10-K by December 31, 2013.

If the remedial measures described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in “Item 1A, Risk Factors — In preparing our financial statements for 2012, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this or other material weaknesses that we may identify in the future could result in material misstatements in our financial statements” in Part I of this Form 10-K.

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

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Envestnet, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2012, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
June 14, 2013

Item 15. Exhibits and Financial Statement Schedules

Exhibit
No.	Description of Exhibit
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: October 8, 2013	/s/ JUDSON BERGMAN
Judson Bergman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 8, 2013	/s/ PETER H. D’ARRIGO
Peter H. D’Arrigo
Chief Financial Officer
(Principal Financial Officer)