Form 10-Q
period 2013-09-30
ENVESTNET, INC.
filed 2013-11-07
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, 33,799,964 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$36,683	$29,983
Fees receivable, net	18,634	9,188
Deferred tax assets, net	2,716	2,089
Prepaid expenses and other current assets	8,198	2,501
Total current assets	66,231	43,761

Property and equipment, net	12,493	11,791
Internally developed software, net	5,352	4,324
Intangible assets, net	38,348	27,150
Goodwill	74,335	65,644
Deferred tax assets, net	6,942	6,194
Other non-current assets	4,800	3,535
Total assets	$208,501	$162,399

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$30,405	$20,201
Accounts payable	4,505	2,614
Contingent consideration liability	5,591	—
Deferred revenue	6,522	5,768
Total current liabilities	47,023	28,583

Contingent consideration liability	10,539	—
Deferred rent liability	1,916	2,195
Lease incentive liability	3,381	3,886
Other non-current liabilities	2,683	1,739
Total liabilities	65,542	36,403

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.005, 500,000,000 shares authorized; 45,510,657 and 44,071,564 shares issued as of September 30, 2013 and December 31, 2012, respectively; 33,758,951 and 32,355,675 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	228	220
Additional paid-in capital	188,187	173,611
Accumulated deficit	(34,312)	(37,277)
Treasury stock at cost, 11,751,706 and 11,715,889 shares as of September 30, 2013 and December 31, 2012, respectively	(11,144)	(10,558)
Total stockholders’ equity	142,959	125,996
Total liabilities and stockholders’ equity	$208,501	$162,399

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:
Assets under management or administration	$59,580	$33,223	$137,150	$92,498
Licensing and professional services	10,300	9,060	30,987	20,389
Total revenues	69,880	42,283	168,137	112,887

Operating expenses:
Cost of revenues	30,154	15,088	66,600	40,163
Compensation and benefits	21,063	15,261	55,475	40,031
General and administration	11,985	7,621	30,840	22,542
Depreciation and amortization	4,467	3,393	10,666	9,016
Restructuring charges	474	—	474	115
Total operating expenses	68,143	41,363	164,055	111,867

Income from operations	1,737	920	4,082	1,020

Other income (expense):
Interest income	4	3	13	26
Interest expense	—	—	—	(3)
Other income	—	—	182	—
Total other income	4	3	195	23

Income before income tax provision	1,741	923	4,277	1,043

Income tax provision	435	372	1,312	420

Net income	$1,306	$551	$2,965	$623

Net income per share:
Basic	$0.04	$0.02	$0.09	$0.02

Diluted	$0.04	$0.02	$0.08	$0.02

Weighted average common shares outstanding:
Basic	33,686,112	32,296,636	32,912,084	32,102,386

Diluted	35,871,975	33,358,706	35,260,044	33,179,044

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common Stock		Treasury Stock		Additional		Total
	Shares	Amount	Common Shares	Amount	Paid-in Capital	Accumulated deficit	Stockholders’ Equity

Balance, December 31, 2012	44,071,564	$220	(11,715,889)	$(10,558)	$173,611	$(37,277)	$125,996

Exercise of stock options	606,227	3	—	—	5,575	—	5,578
Issuance of common stock - vesting of restricted stock	70,964	1	—	—	—	—	1
Exercise of warrants	761,902	4	—	—	—	—	4
Stock-based compensation	—	—	—	—	6,281	—	6,281
Tax benefit attributable to exercise of stock options	—	—	—	—	2,704	—	2,704
Reversal of state uncertain tax position	—	—	—	—	16	—	16
Purchase of treasury stock (at cost)	—	—	(35,817)	(586)	—	—	(586)
Net income	—	—	—	—	—	2,965	2,965
Balance, September 30, 2013	45,510,657	$228	(11,751,706)	$(11,144)	$188,187	$(34,312)	$142,959

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

OPERATING ACTIVITIES:
Net income	$2,965	$623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,666	9,016
Deferred rent and lease incentive	(784)	1,366
Provision for doubtful accounts	153	—
Deferred income taxes	(1,375)	(562)
Stock-based compensation	6,281	3,125
Excess tax benefits from stock-based compensation	(2,704)	—
Interest expense	392	3
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable	(8,302)	(487)
Prepaid expenses and other current assets	(2,993)	3,084
Other non-current assets	(1,265)	(190)
Accrued expenses	7,946	1,791
Accounts payable	1,891	545
Deferred revenue	754	600
Other non-current liabilities	960	179
Net cash provided by operating activities	14,585	19,093

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,301)	(4,098)
Capitalization of internally developed software	(2,293)	(1,698)
Repayment of notes payable assumed in acquisition	—	(174)
Acquisition of businesses, net of cash acquired	(8,992)	(61,463)
Net cash used in investing activities	(15,586)	(67,433)

FINANCING ACTIVITIES:
Proceeds from exercise of warrants	4	—
Proceeds from exercise of stock options	5,578	1,927
Issuance of restricted stock	1	2,759
Excess tax benefits from stock-based compensation	2,704	—
Purchase of treasury stock	(586)	(122)
Net cash provided by financing activities	7,701	4,564

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,700	(43,776)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,983	64,909

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,683	$21,133

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes, net of refunds	$4,389	$604
Supplemental disclosure of non-cash investing and financing activities:
Leasehold improvements funded by lease incentive	—	1,054
Contigent consideration liability issued in acquisition of business	15,738	—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

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

Envestnet operates four RIAs and a registered broker-dealer. The RIAs are registered as investment advisors with the Securities and Exchange Commission (“SEC”). The broker-dealer is registered as a broker-dealer with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority (“FINRA”).

2.                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2013 and the results of operations, stockholders’ equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements for the year ended December 31, 2012 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these unaudited condensed consolidated financial statements are in thousands, except share and per share amounts.

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

Segments — The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis. Historically, the Company has determined that it has a single reporting segment and operating unit structure. As a result of the acquisition as discussed in Note 3, the Company has re-examined its reporting and operating structure and has determined it continues to maintain a single reporting segment and operating unit structure.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Prepaid expenses and other current assets — Federal and state income tax receivables of $5,375 and $186 are included in the prepaid expenses and other current asset amounts reported in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

3.                       Business Acquisitions

Acquisition of Wealth Management Solutions

On July 1, 2013, the Company completed the acquisition of the Wealth Management Solutions (“WMS”) division of Prudential Investments.  In accordance with the purchase agreement, the Company acquired substantially all of the assets and assumed certain liabilities of WMS for total consideration of $24,730.  WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings.  The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place.  The goodwill recognized is deductible for income tax purposes.

The consideration in the acquisition was as follows:

Cash consideration	$8,992
Contingent consideration	15,738
Total estimated fair value of consideration	$24,730

In connection with the acquisition of WMS, the Company is required to pay Prudential Investments, contingent consideration of up to a total of $23,000 in cash, based upon meeting certain performance targets. The Company has recorded a liability as of the date of acquisition of $15,738, which represents the estimated fair value of contingent consideration on the date of acquisition and is considered a Level 3 fair value measurement as described in Note 8.  This amount is the present value of an undiscounted liability of $19,043, applying a discount rate of 10%.  Payments will be made at the end of three twelve month closing periods.  The future undiscounted payments are anticipated to be $6,000 on July 31, 2014, $6,434 on July 31, 2015 and $6,609 on July 31, 2016.  The final future payments may be greater or lower than these amounts, based upon the attainment of performance targets.  Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company.

During the three months ended September 30, 2013, the Company recognized imputed interest expense on contingent consideration of $392, which is included in general and administration expense in the condensed consolidated statement of operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$1,296
Total liabilities assumed	(2,257)

Identifiable intangible assets:
Customer list	14,000
Proprietary technology	3,000
Goodwill	8,691
Total net assets acquired	$24,730

The estimated fair value of the intangible assets is provisional and is based on the information that was available as of the acquisition date to estimate the fair value of these amounts. The Company believes the information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of intangible assets, and complete the acquisition accounting as soon as practicable but no later than December 31, 2013.

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Weighted Average
		Useful Life	Amortization
	Amount	in Years	Method
Customer list	$14,000	12	Accelerated
Proprietary technology	3,000	1.5	Accelerated
Total	$17,000

The results of WMS operations are included in the condensed consolidated statement of operations beginning July 1, 2013.  WMS’s revenues and net loss for the three and nine month periods ended September 30, 2013 totaled $16,130 and $392, respectively.  The net loss includes acquired intangible asset amortization of $1,082 and imputed interest expense on contingent consideration of $392.

For the three and nine months ended September 30, 2013, acquisition related costs for WMS totaled $197 and $844, respectively, and are included in general and administration expenses. The Company may incur additional WMS acquisition related costs during the fourth quarter of 2013.

Pro forma results for Envestnet, Inc. giving effect to the Prima Capital Holding, Inc., Tamarac, Inc. and WMS acquisitions

The following pro forma financial information presents the combined results of operations of Envestnet, Prima Capital Holding, Inc. (“Prima”), acquired on April 1, 2012, Tamarac, Inc. (“Tamarac”), acquired on May 1, 2012, and WMS, acquired on July 1, 2013, for the three and nine months ended September 30, 2012 and the nine months ended September 30, 2013. The pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2012.

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

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2012.

	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,
	2012	2013	2012

Revenue	$57,342	$200,585	$164,024
Net loss	(3,005)	(9,593)	(13,700)
Net loss per share:
Basic	(0.09)	(0.29)	(0.43)
Diluted	(0.09)	(0.29)	(0.43)

4.                       Property and Equipment

		September 30,	December 31,
	Estimated Useful Life	2013	2012

Cost:
Office furniture and fixtures	5-7 years	$3,884	$3,613
Computer equipment and software	3 years	26,000	22,098
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the term of the lease or useful life of the asset	7,766	7,638
		38,248	33,947
Less accumulated depreciation and amortization		(25,755)	(22,156)
Property and equipment, net		$12,493	$11,791

Depreciation and amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Depreciation and amortization expense	$1,381	$1,182	$3,599	$3,442

5.                       Internally Developed Software

Internally developed software consists of the following:

		September 30,	December 31,
	Estimated Useful Life	2013	2012

Internally developed software	5 years	$15,525	$13,232
Less accumulated amortization		(10,173)	(8,908)
Internally developed software, net		$5,352	$4,324

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Amortization expense	$436	$409	$1,265	$1,169

6.                       Goodwill and Intangible Assets

Changes in the carrying amount of the Company’s goodwill were as follows:

Balance at December 31, 2012	$65,644
WMS acquisition	8,691
Balance at September 30, 2013	$74,335

Intangible assets consist of the following:

		September 30, 2013			December 31, 2012
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer lists	4 - 12 years	$42,103	$(12,858)	29,245	$28,103	$(8,720)	$19,383
Proprietary technology	1.5 - 8 years	9,580	(1,987)	7,593	6,580	(657)	5,923
Trade names	5 years	2,090	(580)	1,510	2,090	(246)	1,844
Total intangible assets		$53,773	$(15,425)	$38,348	$36,773	$(9,623)	$27,150

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Amortization expense	$2,650	$1,802	$5,802	$4,405

7.                       Other Non-Current Assets

Other non-current assets consist of the following:

	September 30,	December 31,
	2013	2012

Investment in private company	$1,250	$1,250
Deposits
Lease	1,647	1,655
Other	286	264
Other	1,617	366
Total other non-current assets	$4,800	$3,535

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the Federal Deposit Insurance Corporation. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money market funds are based on the daily quoted market prices of the net asset value of the various money market funds. These money market funds are considered Level 1 assets, totaled approximately $25,639 and $20,682 as of September 30, 2013 and December 31, 2012, respectively, and are included in cash and cash equivalents in the condensed consolidated balance sheets.

The fair value of the contingent consideration liability described in Note 3 was estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows related to our acquisition of WMS during the subsequent three years from the date of acquisition, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the agreement.

The Company utilized a discounted cash flow method with expected future performance of WMS, and its ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair value of the contingent consideration. The Company will continue to reassess the fair value of the contingent consideration at each reporting date until settlement.  Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liability for the nine months ended September 30, 2013:

Fair Value of
Contingent
Consideration
Liability

Balance at December 31, 2012	$—

Fair value on WMS acquisition date of July 1, 2013	15,738
Imputed interest for the period July 1, 2013 - September 30, 2013	392

Balance at September 30, 2013	$16,130

9.                       Accrued Expenses

Accrued expenses consist of the following:

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012

Accrued investment manager fees	$17,659	$12,937
Accrued compensation and related taxes	9,629	5,726
Accrued professional services	626	408
Other accrued expenses	2,491	1,130
Total accrued expenses	$30,405	$20,201

10.                Income Taxes

The following table includes income tax provision and the effective tax rate for the Company’s income from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Income before income taxes	$1,741	$923	$4,277	$1,043
Income tax provision	435	372	1,312	420
Effective tax rate	25.0%	40.3%	30.7%	40.3%

The Company’s effective tax rate in the three and nine months ended September 30, 2013, was lower than the effective tax rate in the three and nine months ended September 30, 2012, primarily due to the effect of research and development tax credits.

The liability for unrecognized tax benefits reported in other non-current liabilities was $2,625 and $1,739 at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $1,785. At this time, the Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $261 in the next twelve months due to the completion of reviews by tax authorities, the voluntary filing of certain state income tax returns and the expiration of certain statutes of limitations.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $661 and $642 as of September 30, 2013 and December 31, 2012, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, a subsidiary of the Company files a tax return in a foreign jurisdiction. The Company’s tax returns for the calendar years ended December 31, 2012, 2011 and 2010 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended December 31, 2012, 2011 and 2010 remain open to examination by various state revenue services.

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

12.                Stock-Based Compensation

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). As of September 30, 2013, the maximum number of stock options and restricted stock available for future issuance under the Company’s plans is 1,263,640.

Employee stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Employee stock-based compensation expense	$2,015	$1,195	$6,281	$3,125
Tax effect on employee stock-based compensation expense	(503)	(482)	(1,927)	(1,256)
Net effect on income	$1,512	$713	$4,354	$1,869

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Grant date fair value of options	$—	$—	$6.11	$4.96
Volatility	—	—	40.4%	39.6%
Risk-free interest rate	—	—	1.0%	1.2%
Dividend yield	—	—	0.0%	0.0%
Expected term (in years)	—	—	6.0	6.0

The following table summarizes option activity under the Company’s plans:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2012	5,277,412	$8.86
Granted	190,413	15.34
Exercised	(9,050)	6.24
Forfeited	(8,050)	11.91
Outstanding as of March 31, 2013	5,450,725	9.08	6.2	$45,939
Granted	—	—
Exercised	(233,603)	9.13
Forfeited	(31,815)	12.41
Outstanding as of June 30, 2013	5,185,307	9.06	6.0	$80,583
Granted	—	—
Exercised	(363,574)	9.28
Forfeited	(31,275)	11.38
Outstanding as of September 30, 2013	4,790,458	9.03	5.6	$105,267
Options exercisable	3,515,090	8.03	4.8	$80,727

Exercise prices of stock options outstanding as of September 30, 2013 range from $0.11 to $15.34.

Restricted Stock

Periodically, the Company grants restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for unvested restricted stock awards granted under the Company’s plans:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share

Balance at December 31, 2012	758,990	$12.49
Granted	172,212	15.34
Vested	(70,964)	—
Forfeited	(3,197)	13.78
Balance at March 31, 2013	857,041	13.07
Granted	105,858	18.29
Forfeited	(152,653)	12.54
Balance at June 30, 2013	810,246	14.51
Granted	101,908	26.74
Forfeited	(12,981)	14.10
Balance at September 30, 2013	899,173	18.93

At September 30, 2013, there was $3,779 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.2 years. At September 30, 2013, there was $5,554 of unrecognized compensation expense related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 1.9 years. At September 30, 2013, there was an additional $3,819 of potential unrecognized stock compensation expense related to unvested restricted stock granted under the 2012 Plan that vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition, which the Company expects to recognize, if earned, over the remaining estimated vesting period of 1.5 to 3.5 years.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$1,306	$551	$2,965	$623

Basic number of weighted-average shares outstanding	33,686,112	32,296,636	32,912,084	32,102,386
Effect of dilutive shares:
Options to purchase common stock	2,057,245	889,373	1,812,114	897,644
Common warrants	—	127,324	434,392	138,889
Unvested restricted stock	128,618	45,373	101,454	40,125
Diluted number of weighted-average shares outstanding	35,871,975	33,358,706	35,260,044	33,179,044

Net income per share:
Basic	$0.04	$0.02	$0.09	$0.02

Diluted	$0.04	$0.02	$0.08	$0.02

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Options to purchase common stock	—	1,224,748	—	1,224,748
Unvested restricted stock	377,926	559,551	434,609	559,551

14.                Major Customers

One customer accounted for more than 10% of the Company’s fees receivable:

	September 30,	December 31,
	2013	2012

Fidelity	*	11%

* There were no fees receivable from a single customer greater than 10%.

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Fidelity	19%	21%	21%	22%

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

In the third quarter of 2013, the Company exercised its right to early terminate the Denver and Raleigh office leases in accordance with the provisions of the leases.  The total termination fees were $1,142, of which approximately $551 was paid during the third quarter.  The remainder of the fee is due in July 2014. The impact of this early termination has been reflected in the lease commitment table below.  During the three and nine months ended September 30, 2013, the Company recorded $474 of restructuring charges, net of deferred rent adjustment, in the condensed consolidated statement of operations related to these lease termination fees.

Subsequent to the third quarter, the Company has negotiated to sign replacement and/or expansion amendments for the office leases in Denver, Raleigh, New York and Seattle.  The impact of these leases is included in the lease commitment table below.

The Company rents office space under leases that expire at various dates through 2026.  Future minimum lease commitments under these operating leases, as of September 30, 2013, was as follows:

Years ending December 31:
Remainder of 2013	$1,588
2014	5,987
2015	5,592
2016	6,540
2017	6,125
Thereafter	34,489
$60,321

16.                Subsequent Events

On October 11, 2013, the Company completed a public offering of common shares on behalf of selling stockholders. A total of 5,801,997 shares were sold, including an overallotment option exercised by the underwriters, at a public offering price of $29.25 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders.  The Company incurred costs of $280 during the three and nine months ended September 30, 2013 in relation to the public offering and this amount is included in general and administration expenses in the condensed consolidated statements of operations.  During the fourth quarter of 2013, the Company expects to incur approximately $700 of additional costs related to the public offering.

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

Overview

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our Web-based platform provides financial advisors with the flexibility to address their clients’ needs. As of September 30, 2013, approximately 29,000 advisors used our technology platform, supporting approximately $487 billion of assets in approximately 2.1 million investor accounts.

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

•                  Our Portfolio Management Consultants group (“Envestnet | PMC®”) primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of proprietary investment solutions and products. Envestnet | PMC’s investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and ETF portfolios. Envestnet | PMC also offers Prima Premium Research, comprising institutional-quality research and due diligence on investment managers, mutual funds, ETFs and liquid alternatives funds.

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) increased 79% from $33,223 in the three months ended September 30, 2012 to $59,580 in the three months ended September 30, 2013. Total revenues, which include licensing and professional service fees, increased 65% from $42,283 in the three months ended September 30, 2012 to $69,880 in the three months ended September 30, 2013. The increase in total revenues were a result of the positive effects of new account growth and positive net flows of AUM or AUA, as well as an increase in revenues related to the WMS acquisition. Net income for the three months ended September 30, 2013 was $1,306, or $0.04 per diluted share, compared to net income of $551, or $0.02 per diluted share for the three months ended September 30, 2012.

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) increased 48% from $92,498 in the nine months ended September 30, 2012 to $137,150 in the nine months ended September 30, 2013. Total revenues, which include licensing and professional service fees, increased 49% from $112,887 in the nine months ended September 30, 2012 to $168,137 in the nine months ended September 30, 2013. The increase in total revenues were a result of the positive effects of new account growth and positive net flows of AUM or AUA, as well as an increase in revenues related to the Prima and Tamarac and WMS acquisitions. Net income for the nine months ended September 30, 2013 was $2,965, or $0.08 per diluted share, compared to $623, or $0.02 per diluted share for the nine months ended September 30, 2012.

Adjusted revenues for the three months ended September 30, 2013 was $69,880, an increase of 64% from $42,684 in the prior year period. Adjusted EBITDA for the three months ended September 30, 2013 was $10,041, an increase of 58% from $6,362 in the prior year period. Adjusted net income for the three months ended September 30, 2013 was $5,068, or $0.14 per diluted share, compared to adjusted net income of $2,853, or $0.09 per diluted share in the prior year period.

Adjusted revenues for the nine months ended September 30, 2013 was $168,297, an increase of 48% from $113,905 in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2013 was $27,554, an increase of 64% from $16,770 in the prior year period. Adjusted net income for the nine months ended September 30, 2013 was $13,653, or $0.39 per diluted share, compared to adjusted net income of $7,282, or $0.22 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Recent Events

WMS Acquisition

On July 1, 2013, we completed the acquisition of the Wealth Management Solutions (“WMS”) division of Prudential Investments.  In accordance with the purchase agreement, we acquired substantially all of the assets of WMS for total consideration of $24,730.  WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings.  The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place.  The goodwill recognized is deductible for income tax purposes.

In connection with the acquisition of WMS, we are required to pay Prudential Investments contingent consideration of up to a total of $23,000 in cash, based upon meeting certain performance targets.  We have recorded a liability as of the date of acquisition of $15,738, which represents the estimated fair value of contingent consideration on the date of acquisition.  This amount is the present value of an estimated undiscounted liability of $19,043.  The fair value of this liability has been estimated using a discount rate of 10% and payments will be made at the end of a twelve month closing period, over three years.  The future undiscounted payments are anticipated to be $6,000 on July 31, 2014, $6,434 on July 31, 2015 and $6,609 on July 31, 2016.  The final future payments may be greater or lower than these amounts, based upon the attainment of performance targets.

Share offering

On October 11, 2013, the Company completed a public offering of common shares on behalf of selling stockholders. A total of 5,801,997 shares were sold, including an overallotment option exercised by the underwriters, at a public offering price of $29.25 per share. We did not receive any proceeds from the sale of shares by the selling stockholders.  We incurred costs of $280 during the three and nine months ended September 30, 2013 in relation to the public offering and this amount is included in general and administration expenses in the condensed consolidated statements of operations.  During the fourth quarter of 2013, we expect to incur approximately $700 of additional costs related to the public offering.

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platform, financial advisors and investor accounts in the periods indicated.

AUM/A metrics in the table below, include WMS, which added approximately $25 billion in assets, 86,000 accounts and 3,100 advisors as of July 1, 2013.

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2012	2012	2013	2013	2013
	(in millions, except accounts and advisor data)
Platform Assets
Assets Under Management (AUM)	$29,232	$30,970	$34,870	$38,705	$41,932
Assets Under Administration (AUA)	64,229	67,368	74,839	85,601	118,228
Subtotal AUM/A	93,461	98,338	109,709	124,306	160,160
Licensing	254,256	269,729	295,330	302,604	326,567
Total Platform Assets	$347,717	$368,067	$405,039	$426,910	$486,727

Platform Accounts
AUM	148,920	156,327	167,167	190,883	200,648
AUA	278,192	293,151	311,884	357,283	456,461
Subtotal AUM/A	427,112	449,478	479,051	548,166	657,109
Licensing	1,170,978	1,228,016	1,289,491	1,365,773	1,425,102
Total Platform Accounts	1,598,090	1,677,494	1,768,542	1,913,939	2,082,211

Advisors
AUM/A	15,735	16,085	16,419	18,154	21,759
Licensing	6,878	6,941	6,970	7,261	7,511
Total Advisors	22,613	23,026	23,389	25,415	29,270

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended September 30, 2013
	As of		Gross		Net	Market	As of
	6/30/13	WMS	Sales	Redemptions	Flows	Impact	9/30/13
	(in millions, except account data)
Assets under Management (AUM)	$38,705	$—	$4,437	$(2,715)	$1,722	$1,505	$41,932
Assets under Administration (AUA)	85,601	24,680	10,841	(6,796)	4,045	3,902	118,228
Subtotal AUM/A	$124,306	$24,680	$15,278	$(9,511)	$5,767	$5,407	$160,160
Fee-Based Accounts	548,166	86,014	53,804	(30,875)	22,929		657,109

Gross sales for the three months ended September 30, 2013 included $3.1 billion in new client conversions included in the above AUM/A gross sales figures, and an additional $4.0 billion of conversions in Licensing.

	Asset Rollforward - Nine Months Ended September 30, 2013
	As of		Gross		Net	Market	As of
	12/31/12	WMS	Sales	Redemptions	Flows	Impact	9/30/13
	(in millions, except account data)
Assets under Management (AUM)	$30,970	$—	$15,545	$(7,012)	$8,533	$2,429	$41,932
Assets under Administration (AUA)	67,368	24,680	35,352	(15,231)	20,121	6,059	118,228
Subtotal AUM/A	$98,338	$24,680	$50,897	$(22,243)	$28,654	$8,488	$160,160
Fee-Based Accounts	449,478	86,014	204,740	(83,123)	121,617		657,109

Gross sales for the nine months ended September 30, 2013 included $18.0 billion in new client conversions included in the above AUM/A gross sales figures, and an additional $21.3 billion of conversions in Licensing.

The mix of AUM and AUA was as follows for the periods indicated:

	September 30,	December 31,	March 31,	June 30,	September 30,
	2012	2012	2013	2013	2013
Assets under management (AUM)	31%	31%	32%	31%	26%
Assets under administration (AUA)	69%	69%	68%	69%	74%
	100%	100%	100%	100%	100%

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
	(In thousands)
Revenues:
Assets under management or administration	$59,580	$33,223	$26,357	79%
Licensing and professional services	10,300	9,060	1,240	14%
Total revenues	69,880	42,283	27,597	65%
Operating expenses:
Cost of revenues	30,154	15,088	15,066	100%
Compensation and benefits	21,063	15,261	5,802	38%
General and administration	11,985	7,621	4,364	57%
Depreciation and amortization	4,467	3,393	1,074	32%
Restructuring charges	474	—	474	100%
Total operating expenses	68,143	41,363	26,780	65%
Income from operations	1,737	920	817	89%
Other income:
Interest income	4	3	1	33%
Total other income	4	3	1	33%
Income before income tax provision	1,741	923	818	89%
Income tax provision	435	372	63	17%
Net income	$1,306	$551	$755	137%

Revenues

Total revenues increased 65% from $42,283 in the three months ended September 30, 2012 to $69,880 in the three months ended September 30, 2013. The increase was primarily due to an increase in revenues from assets under management or assets under administration of $26,357. Revenues from assets under management or administration were 85% and 79% of total revenues in the three months ended September 30, 2013 and 2012, respectively.

Assets under management or administration

Revenues earned from assets under management or assets under administration increased 79% from $33,223 in the three months ended September 30, 2012 to $59,580 in the three months ended September 30, 2013. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2013, relative to the corresponding period in 2012. In the third quarter of 2013, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2012 and the first three quarters of 2013, as well as an increase in revenues related to the WMS acquisition.

The number of financial advisors with AUM or AUA on our technology platform increased from 15,735 as of September 30, 2012 to 21,814 as of September 30, 2013 and the number of AUM or AUA client accounts increased from approximately 427,000 as of September 30, 2012 to approximately 657,000 as of September 30, 2013.

Licensing and professional services

Licensing and professional services revenues increased 14% from $9,060 in the three months ended September 30, 2012 to $10,300 in the three months ended September 30, 2013, primarily due to an increase in licensing revenue of $2,000 and a decrease in professional services revenue of $759.

Cost of revenues

Cost of revenues increased 100% from $15,088 in the three months ended September 30, 2012 to $30,154 in the three months ended September 30, 2013, primarily due to a corresponding increase in revenues from AUM or AUA as well as an increase related to the WMS acquisition. As a percentage of total revenues, cost of revenues increased from 36% in the three months ended September 30, 2012 to 43% in the three months ended September 30, 2013.

Compensation and benefits

Compensation and benefits increased 38% from $15,261 in the three months ended September 30, 2012 to $21,063 in the three months ended September 30, 2013, primarily due to an increase in salaries, benefits and commission expense of $3,677 related to an increase in headcount, primarily a result of an increase in headcount associated with the WMS acquisition, an increase in incentive compensation of $1,073, and an increase in non-cash compensation expense of $820, primarily related to Tamarac meeting certain performance metrics related to the Envestnet |Tamarac Management Incentive Plan (the “2012 Plan”) as well as the accounting impact of a modification to the 2012 Plan in April of 2013.  As a percentage of total revenues, compensation and benefits decreased from 36% in the three months ended September 30, 2012 to 30% in the three months ended September 30, 2013.

General and administration

General and administration expenses increased 57% from $7,621 in the three months ended September 30, 2012 to $11,985 in the three months ended September 30, 2013, primarily due to year-over-year increases in professional and legal fees of $1,055, website and systems development costs of $1,324, occupancy costs of $351, imputed interest expense on contingent consideration of $392, travel and entertainment of $315, and communication, research and data services costs of $464. As a percentage of total revenues, general and administration expenses decreased from 18% in the three months ended September 30, 2012 to 17% in the three months ended September 30, 2013.

Depreciation and amortization

Depreciation and amortization expense increased 32% from $3,393 in the three months ended September 30, 2012 to $4,467 in the three months ended September 30, 2013, primarily due to an increase in intangible asset amortization of $1,082 as a result of the WMS acquisition. As a percentage of total revenues, depreciation and amortization expense decreased from 8% in the three months ended September 30, 2012 to 6% in the three months ended September 30, 2013.

Restructuring charges

Restructuring expense increased from $0 in the three months ended September 30, 2012 to $474 in the three months ended September 30, 2013, due to lease termination penalties incurred to terminate the Denver and Raleigh leases in the third quarter of 2013.

Income tax provision

	Three Months Ended
	September 30,
	2013	2012
	(in thousands)
Income tax provision	$435	$372
Effective tax rate	25.0%	40.3%

For the three months ended September 30, 2013, our effective tax rate differs from the statutory rate primarily due to the effect of research and development tax credits.  For the three months ended September 30, 2012, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Results of Operations

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
	(In thousands)
Revenues:
Assets under management or administration	$137,150	$92,498	$44,652	48%
Licensing and professional services	30,987	20,389	10,598	52%
Total revenues	168,137	112,887	55,250	49%
Operating expenses:
Cost of revenues	66,600	40,163	26,437	66%
Compensation and benefits	55,475	40,031	15,444	39%
General and administration	30,840	22,542	8,298	37%
Depreciation and amortization	10,666	9,016	1,650	18%
Restructuring charges	474	115	359	*
Total operating expenses	164,055	111,867	52,188	47%
Income from operations	4,082	1,020	3,062	*
Other income (expense):
Interest income	13	26	(13)	-50%
Interest expense	—	(3)	3	*
Other income	182	—	182	100%
Total other income	195	23	172	*
Income before income tax provision	4,277	1,043	3,234	*
Income tax provision	1,312	420	892	*
Net income	$2,965	$623	$2,342	*

*  Not meaningful.

Revenues

Total revenues increased 49% from $112,887 in the nine months ended September 30, 2012 to $168,137 in the nine months ended September 30, 2013. The increase was primarily due to an increase in revenues from assets under management or assets under administration of $44,652. Revenues from assets under management or administration were 82% of total revenues in the nine months ended September 30, 2013 and 2012.

Assets under management or administration

Revenues earned from assets under management or assets under administration increased 48% from $92,498 in the nine months ended September 30, 2012 to $137,150 in the nine months ended September 30, 2013. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2013, relative to the corresponding period in 2012. In 2013, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2012 and the first three quarters of 2013, as well as an increase in revenues related to the WMS acquisition.

The number of financial advisors with AUM or AUA on our technology platform increased from 15,735 as of September 30, 2012 to 21,814 as of September 30, 2013 and the number of AUM or AUA client accounts increased from approximately 427,000 as of September 30, 2012 to approximately 657,000 as of September 30, 2013.

Licensing and professional services

Licensing and professional services revenues increased 52% from $20,389 in the nine months ended September 30, 2012 to $30,987 in the nine months ended September 30, 2013, primarily due to an increase in licensing revenue of $10,825 and offset by a decrease in professional services revenue of $218.

Cost of revenues

Cost of revenues increased 66% from $40,163 in the nine months ended September 30, 2012 to $66,600 in the nine months ended September 30, 2013, primarily due to a corresponding increase in revenues from AUM or AUA as well as an increase related to the WMS acquisition. As a percentage of total revenues, cost of revenues increased from 36% in the nine months ended September 30, 2012 to 40% in the nine months ended September 30, 2013.

Compensation and benefits

Compensation and benefits increased 39% from $40,031 in the nine months ended September 30, 2012 to $55,475 in the nine months ended September 30, 2013, primarily due to an increase in salaries, benefits and commission expense of $9,847 related to an increase in headcount, primarily a result of an increase in headcount associated with the WMS acquisition, an increase in incentive compensation of $2,010 and an increase in non-cash compensation expense of $3,156, primarily related to Tamarac meeting certain performance metrics related to the 2012 Plan, as well as the accounting impact of a modification to the 2012 Plan in April of 2013.  As a percentage of total revenues, compensation and benefits decreased from 35% to 33% in the nine months ended September 30, 2012 and 2013, respectively.

General and administration

General and administration expenses increased 37% from $22,542 in the nine months ended September 30, 2012 to $30,840 in the nine months ended September 30, 2013, primarily due to one-time re-audit related expenses of $3,005, and year-over-year increases in website and systems development costs of $1,947, professional and legal fees of $701, travel and entertainment of $640, occupancy costs of $768, imputed interest expense on contingent consideration of $392, and communication, research and data services costs of $1,124.  As a percentage of total revenues, general and administration expenses decreased from 20% in the nine months ended September 30, 2012 to 18% in the nine months ended September 30, 2013. Excluding re-audit related expenses of $3,005, general and administration expenses as a percentage of total revenues would have been 17% in the nine months ended September 30, 2013.

Depreciation and amortization

Depreciation and amortization expense increased 18% from $9,016 in the nine months ended September 30, 2012 to $10,666 in the nine months ended September 30, 2013, primarily due to an increase in intangible asset amortization of $1,398 as a result of intangible assets recorded in purchase accounting related to the Prima and Tamarac acquisitions in 2012 and the WMS acquisition in the third quarter of 2013. As a percentage of total revenues, depreciation and amortization expense decreased from 8% in the nine months ended September 30, 2012 to 6% in the nine months ended September 30, 2013.

Restructuring charges

Restructuring expense increased from $115 in the nine months ended September 30, 2012 to $474 in the nine months ended September 30, 2013, due to lease termination penalties incurred to terminate the Denver and Raleigh leases in the third quarter of 2013.

Income tax provision

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Income tax provision	$1,312	$420
Effective tax rate	30.7%	40.3%

For the nine months ended September 30, 2013, our effective tax rate differs from the statutory rate primarily due to the effect of net research and development tax credits.  For the nine months September 30, 2012, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes and permanent differences.

Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
Adjusted revenues	$69,880	$42,684	$168,297	$113,905
Adjusted EBITDA	10,041	6,362	27,554	16,770
Adjusted net income	5,068	2,853	13,653	7,282
Adjusted net income per share	0.14	0.09	0.39	0.22

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

“Adjusted EBITDA” represents net income before deferred revenue fair value adjustment, interest income, interest expense, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance, imputed interest on contingent consideration liability and litigation-related expense.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance, amortization of acquired intangibles, imputed interest on contingent consideration liability and litigation-related expense. Reconciling items are tax-effected using the income tax rates in effect on the applicable date.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
Total revenues	$69,880	$42,283	$168,137	$112,887
Deferred revenue fair value adjustment	—	401	160	1,018
Adjusted revenues	$69,880	$42,684	$168,297	$113,905

The following table sets forth a reconciliation of net income to adjusted EBITDA based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
Net income	$1,306	$551	$2,965	$623
Add (deduct):
Deferred revenue fair value adjustment	—	401	160	1,018
Interest income	(4)	(3)	(13)	(26)
Interest expense	—	—	—	3
Income tax provision	435	372	1,312	420
Depreciation and amortization	4,467	3,393	10,666	9,016
Non-cash compensation expense	2,015	1,195	6,462	3,125
Restructuring charges and transaction costs	1,119	215	2,173	2,212
Re-audit related expenses	118	—	3,005	—
Severance	193	146	425	229
Imputed interest expense	392	—	392	—
Litigation related expense	—	92	7	150
Adjusted EBITDA	$10,041	$6,362	$27,554	$16,770

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
Net income	$1,306	$551	$2,965	$623
Add:
Deferred revenue fair value adjustment	—	240	93	609
Non-cash compensation expense	1,169	714	3,748	1,868
Restructuring charges and transaction costs	648	129	1,260	1,322
Re-audit related expenses	68	—	1,742	—
Severance	112	87	247	137
Amortization of acquired intangibles	1,537	1,077	3,366	2,633
Imputed interest expense	228	—	228	—
Litigation related expense	—	55	4	90
Adjusted net income	5,068	2,853	13,653	7,282

Diluted number of weighted-average shares outstanding	35,871,975	33,358,706	35,260,044	33,179,044

Adjusted net income per share	$0.14	$0.09	$0.39	$0.22

*              Adjustments are tax effected using an income tax rate of 42.0% for 2013 and 40.2% for 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had total cash and cash equivalents of $36,683 compared to $29,983 as of December 31, 2012. We plan to use existing cash as of September 30, 2013 and cash generated in the ongoing operations of our business to fund our current operations and capital expenditures for the remainder of 2013.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands, unaudited)
Net cash provided by operating activities	$14,585	$19,093
Net cash used in investing activities	(15,586)	(67,433)
Net cash provided by financing activities	7,701	4,564
Net increase (decrease) in cash and cash equivalents	6,700	(43,776)
Cash and cash equivalents, end of period	36,683	21,133

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 decreased by $4,508 compared to the same period in 2012, primarily due to an increase in the change in operating assets and liabilities of $6,531, offset by an increase in non-cash adjustments, primarily non-cash stock-based compensation expense, totaling $3,156, and an increase in net income of $2,342.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 decreased by $51,847 compared to the same period in 2012. The decrease is primarily a result of cash disbursements for the acquisition of Prima and Tamarac totaling $61,463 in 2012 compared to total cash consideration for the WMS acquisition in 2013 of $8,992.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 increased by $3,137 compared to the same period in 2012, due to an increase in the proceeds from the exercise of stock options of $3,651, an increase in excess tax benefits of $2,704, and offset by a decrease in proceeds from the issuance of restricted stock of $2,758.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K include the discussion of estimates used for recognition of revenues, customer inducements, purchase accounting, internally developed software, non-cash stock-based compensation expense, and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from the amounts reported.

The fair value of the contingent consideration liability described in Note 3 was estimated using a discounted cash flow method with expected future performance of WMS, and its ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair value of the contingent consideration. The Company will continue to reassess the fair value of the contingent consideration at each reporting date until settlement.  Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company.

Commitments and Off-Balance Sheet Arrangements

Leases

In the third quarter of 2013, the Company exercised its right to early terminate the Denver and Raleigh office leases in accordance with the provisions of the leases.  The total estimated termination fees are $1,142, of which approximately $551 was paid during the third quarter.  The remainder of the fee is due in July 2014. The impact of these early terminations has been reflected in the lease commitment table below.  During the three and nine months ended September 30, 2013, we recorded an expense in the amount of $474, net of deferred rent adjustment, and is recorded in restructuring charges in the condensed consolidated statement of operations.

Subsequent to the third quarter of 2013, we are in final negotiations to sign replacement and/or expansion amendments for office leases in Denver, Raleigh, New York and Seattle.  The impact of these leases is included in the lease commitment table below.

We lease facilities under non-cancelable operating leases expiring at various dates through 2026. Future minimum lease commitments under these operating leases as of September 30, 2013, was as follows:

Years ending December 31:
Remainder of 2013	$1,588
2014	5,987
2015	5,592
2016	6,540
2017	6,125
Thereafter	34,489
$60,321

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and nine months ended September 30, 2013, 85% and 82% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and nine months ended September 30, 2013, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $150 and $450 to pre-tax earnings, respectively, and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $150 and $400, to pre-tax earnings, respectively.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

Item 4.                                  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, and due to the material weakness in our internal control over financial reporting described below under Management’s Report on Internal Control Over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Beginning in the second quarter of fiscal year 2013, management included the internal controls of Prima and Tamarac in its assessment of the effectiveness of Envestnet’s internal control over financial reporting. Prima and Tamarac were acquired during the second quarter of 2012 as discussed in Note 3, Business Acquisitions, in the notes to consolidated financial statements included in our 2012 Form 10-K, and were excluded from management’s assessment of internal control over financial reporting as of December 31, 2012 in accordance with the guidance issued by the SEC regarding exclusion of certain acquired businesses.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In connection with this assessment, we identified a material weakness, as described below, in internal control over financial reporting as of September 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weakness described below, management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective.

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

Remediation Plans

Management is committed to remediating its material weakness in a timely fashion. We are in the process of executing remediation plans that address the material weakness in internal controls relating to the accounting for income taxes. Specifically, we replaced our third-party subject matter experts and also hired internal personnel dedicated to managing the income tax function to enhance our expertise in determining the appropriate accounting for material and complex tax transactions. In addition, management’s planned actions to further address the material weakness include:

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2013, other than replacing our third-party subject matter experts related to income taxes and the hiring of internal personnel dedicated to managing the income tax function, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2013.

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

*                 Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013; (iv) the Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2013 and 2012; (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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