Form 10-K
period 2013-12-31
ENVESTNET, INC.
filed 2014-03-17
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2013 as reported on The New York Stock Exchange on that date: $551,089,200. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, and (ii) officers and directors of the registrant, as of June 30, 2013, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

As of March 7, 2014, 34,019,202 shares of the common stock with a par value of $0.005 per share were outstanding.

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

•                  regulatory actions against the Company,

•                  the failure to protect the Company’s intellectual property rights,

•                  the Company’s inability to successfully execute the conversion of its clients’ assets from their technology platform to the Company’s technology platform in a timely and accurate manner,

•                  general economic conditions, political and regulatory conditions, and

•                  management’s response to these factors.

In addition, there may be other factors of which we are presently unaware or that we currently deem immaterial that could cause our actual results to be materially different from the results referenced in the forward-looking statements. All forward-looking statements contained in this annual report and documents incorporated herein by reference are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Except where we have otherwise indicated or the context otherwise requires, dollar amounts presented in this Form 10-K are in thousands, except for Item 9, Exhibits and per share amounts.

Item  1.                                        Business

General

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our technology platform provides financial advisors with the flexibility to address their clients’ needs. As of December 31, 2013, approximately 30,000 advisors used our technology platform, supporting approximately $537 billion of assets in approximately 2.2 million investor accounts.

Envestnet empowers financial advisors to deliver fee-based advice to their clients. We work with both Independent Registered Investment Advisors (“RIAs”), as well as advisors associated with financial institutions such as broker-dealers and banks. The services we offer and market to financial advisors address advisors’ ability to grow their practice as well as to operate more efficiently – the Envestnet platform spans the various elements of the wealth management process, from the initial meeting an advisor has with a prospective client to the ongoing day-to-day operations of managing an advisory practice.

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

•                  Envestnet | PMC®, our Portfolio Management Consultants group primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of proprietary investment solutions and products. Envestnet | PMC’s investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and Exchange Traded Fund (“ETF”) portfolios. Envestnet | PMC also offers Prima Premium Research, comprising institutional-quality research and due diligence on investment managers, mutual funds, ETFs and liquid alternatives funds.

•                  Envestnet | Tamarac TM provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management (“CRM”) software, principally to high-end RIAs.

•                  Vantage Reporting SolutionTM software aggregates and manages investment data, provides performance reporting and benchmarking, giving advisors an in-depth view of clients’ various investments, empowering advisors to give holistic, personalized advice and consulting.

•                    Envestnet | WMSTM offers financial institutions access to an integrated wealth platform, which helps construct and manage sophisticated portfolio solutions across an entire account life cycle, particularly in the area of unified managed account (“UMA”) trading. Envestnet | WMS’s Overlay Portfolio Management console helps wealth managers efficiently build customized client portfolios that consider both proprietary and open-architecture investment solutions.

We believe that our business model results in a high degree of recurring and predictable financial results. The majority of our revenue is asset-based, meaning it is derived from fees charged as a percentage of the assets that are managed or administered on our technology platform by financial advisors. We also generate revenues from recurring, contractual licensing fees for providing access to our technology platform and from professional services.

For the year ended December 31, 2013, we earned fees of $200,568 from assets under management (“AUM”) or assets under administration (“AUA” and collectively “AUM/A”). Asset-based fees accounted for approximately 83%, 81% and 81% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Licensing and professional services revenues accounted for 17%, 19% and 19% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

For over 85% of our asset-based fee arrangements, we bill customers at the beginning of each quarter based on the market value of customer assets on our technology platform as of the end of the prior quarter, providing for a high degree of revenue visibility in the current quarter. Furthermore, our licensing fees are highly predictable because they are generally established in multi-year contracts providing longer-term visibility regarding that portion of our total revenues.

As the tables below indicate, our business has experienced steady and significant growth over the last several years. We believe this growth is attributable not only to secular trends in the wealth management industry as described below but also to the uniqueness and comprehensiveness of our products.

The following table sets forth the AUM or AUA as of the end of the quarters indicated:

Quarterly Assets Under Management or Administration

($ in billions)

The following table sets forth the number of accounts with AUM or AUA as of the end of the quarters indicated:

Quarterly Accounts Under Management or Administration

(in thousands)

The following table sets forth as of the end of the years indicated the number of financial advisors that had client accounts on our technology platform:

Total Advisors

We were founded in 1999 and through organic growth and strategic transactions we have grown to become a leading independent provider of integrated wealth management software and services to financial advisors and institutions. Our headquarters are located in Chicago, Illinois and we have offices in New York, New York; Denver, Colorado; Seattle, Washington; Sunnyvale, California; Boston, Massachusetts; Landis and Raleigh, North Carolina; Newark, New Jersey and Trivandrum, India.

Our Market Opportunity

The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household and non-profit organization financial assets totaled $63.9 trillion as of September 30, 2013, up 17% from $54.4 trillion at December 31, 2012.

In addition to experiencing significant growth in financial assets, the wealth management industry is characterized by a number of important trends, including those described below, which we believe create a significant market opportunity for technology-enabled investment solutions and services like ours.

Increase in independent financial advisors. Based on industry news reports, we believe that over the past several years an increasing number of financial advisors have elected to leave large financial institutions and start their own financial advisory practices or move to smaller, more independent firms. According to an analysis done by Cerulli Associates, the number of RIAs and dually-registered advisors increased 5% annually from 36,000 in 2007 to 46,000 in 2012.

Increased reliance on technology among independent financial advisors.  In order to compete effectively in the marketplace, independent financial advisors are increasingly relying on technology service providers to help them provide comparable services cost effectively and efficiently.

Increased use of financial advisors. We believe, based on an analysis done by Cerulli Associates, that the volatility and increasing complexity in securities markets have resulted in increased investor interest in receiving professional financial advisory services.

Increased use of fee-based investment solutions. Based on our industry experience, we believe that in order for financial advisors to effectively manage their clients’ assets, advisors are seeking account types that offer the flexibility to choose among the widest range of investment solutions. Financial advisors typically charge their fees for these types of flexible accounts based on a percentage of assets rather than on a commission or other basis.  We estimate, based on an analysis done by Cerulli Associates, fee-based investment advisory assets totaled $6.0 trillion in 2013 based on Q3 2013 managed account assets of $3.3 trillion and estimated growth in RIA assets to $2.7 trillion.

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

Our Business Model

We believe that a number of attractive characteristics contribute significantly to the success of our business model, including:

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

•                  Recurring and resilient revenue base. The substantial majority of our revenues is recurring and derived either from asset-based fees, which generally are billed at the beginning of each quarter or from fixed fees under multi-year license agreements. For the year ended December 31, 2013, we derived 83% of our total revenues from asset-based fees and 17% from licensing and professional services revenues.

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

Our Growth Strategy

Envestnet serves the fastest growing segments of the wealth management industry: independent financial advisors; fee-based solutions; and outsourced investment and technology solutions. We intend to increase revenue and profitability by continuing to pursue the following strategies:

•                  Increase the advisor base. Through the outreach and marketing activities of our sales and client service teams, we continue the process of leveraging existing enterprise client relationships to add new financial advisors to our technology platform, and building new relationships to add additional advisors. Generally, when we establish an enterprise client relationship, we are provided access to the client’s financial advisors and are given the opportunity to convert them to our technology platform. During the five-year period ended December 31, 2013, within existing enterprises, we increased the number of advisors with AUM or AUA on our platform at a compound annual growth rate of 12%. We further increased the number of advisors through new enterprise relationships established during the past five years, resulting in the total number of advisors with AUM or AUA on our platform growing at a compound annual growth rate of 28%. Even with that steady growth, we continue to have the opportunity to increase the number of financial advisors we serve within our existing enterprise client relationships as advisors increasingly shift their businesses to fee-based practices.

•                  Extend the account base within a given advisor relationship. We work with existing clients to shift an increasing portion of their business to the Envestnet platform. During the five-year period ended December 31, 2013, the average number of AUM or AUA accounts per advisor on our technology platform grew from approximately 21 to 32, an increase of over 50%. As a result, total AUM or AUA accounts increased at a compound annual growth rate of 43% during the same period.

•                  Expand the services utilized by each advisor. In most cases, an advisor will use only a portion of Envestnet’s services. Accordingly, through our sales and marketing efforts, we will continue to educate our financial advisor customers regarding our capabilities in order to expand the scope of our investment solutions and services they employ.

•                  Obtain new enterprise clients. Growing fee-based offerings has become a strategic priority for financial services firms. Envestnet is positioned in the marketplace to empower these firms to deliver fee-based solutions to their advisors. These enterprise clients provide us with access to a large number of financial advisors that may be interested in utilizing our technology platform, as well as to the assets that are managed by these financial advisors. We believe that the current market opportunity for enterprise conversions continues to be significant. New enterprise clients also provide further opportunities to execute on the other strategies discussed above.

•                  Continue to invest in our technology platform. We intend to continue to invest in our technology platform to provide financial advisors with access to investment solutions and services that address the widest range of financial advisors’ front-, middle-and back-office needs. In the years ended December 31, 2013, 2012 and 2011, our technology development costs totaled $9,141, $8,659, and $6,424, respectively.

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

•              In July 2013, we acquired the Wealth Management Solutions (“WMS”) division of Prudential Investments. WMS offers financial institutions access to an integrated wealth platform, which helps construct and manage sophisticated portfolio solutions across an entire account life cycle, particularly in the area of UMA trading.

Our Technology Platform

Our proprietary Web-based platform provides financial advisors with access to investment solutions and services that address, in one unified, centrally-hosted platform, based on our knowledge of the industry, the widest range of front-, middle-and back-office needs in our industry. The “open architecture” design of our technology platform provides financial advisors with flexibility in terms of the investment solutions and services they access, and configurability in the manner in which the financial advisors utilize particular investment solutions and services. The multi-tenant platform architecture ensures that this level of flexibility and customization is achieved without requiring us to create unique applications for each client, thereby reducing the need for additional technology personnel and associated expenses. In addition, though our technology platform is designed to deliver a breadth of functions, financial advisors are able to select from the various investment solutions and services we offer, without being required to subscribe to or purchase more than what they believe is necessary.

Envestnet’s wealth management software enables advisors to better advise their clients, invest portfolios, manage their practice and those portfolios, and report on their clients’ holdings.

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

Manage. Once a financial advisor has created a client account and selected investment solutions and programs, our technology platform provides access to ongoing account management services. Additionally, Envestnet | PMC portfolio managers and research analysts review all Envestnet | PMC models and proprietary portfolios to determine when to rebalance across asset classes. We also offer overlay services that can help enhance an advisor’s ability to carry out his or her fiduciary responsibility. Financial advisors can receive risk and style drift alerts, enabling them to adjust their clients’ portfolios to ensure that the portfolios remain in compliance with their clients’ stated investment objectives and risk tolerance levels. These services include ongoing review of investment portfolios for compliance with asset allocation criteria, with rebalancing recommendations made as necessary, assistance with investment portfolio tax management and review of investment accounts to ensure that investment decisions are consistent with the client’s investment objectives. We also offer a socially responsible overlay which the financial advisor may use to maintain compliance with clients’ investment restrictions. These may include securities issued by specific companies or from issuers in certain industries that clients want to exclude from their investment accounts.

Envestnet | Tamarac Advisor Xi integrates portfolio accounting, model management, monitoring, rebalancing, trading, performance reporting, and enterprise-level client relationship management software. Advisor Xi also empowers advisors to receive drift alerts and rebalancing notifications to help ensure that asset allocations conform to a client’s investment policy. Envestnet | Tamarac’s rebalancing software also can be configured to rebalance assets in the most tax-efficient manner for the client.

Report. Our technology platform helps advisors to better report on their clients’ consolidated holdings through our Vantage Reporting Solution and Envestnet | Tamarac offerings, which provide trade-ready, fully-reconciled aggregated performance reports to advisors and their end clients. Our technology platform provides financial advisors with access to more than 40 third-party custodians, real-time data and Web-based service tools. Our platform generates highly configurable aggregated reports showing holdings, investment performance, capital gains and losses and other information for financial advisors to provide to their clients that can be downloaded, viewed online or printed. In addition, through our India operations, our technology platform provides financial advisors with access to client account data reconciled daily with records maintained by multiple custodians. Accordingly, when securities markets open each day, financial advisors have the most up-to-date account data available. Our technology platform also supports a wide range of fee and billing structures. These include breakpoint pricing, where lower fee rates are applied as asset levels meet or exceed pre-established thresholds, fees based on aggregated client funds across several accounts held by family members, fees tailored to different investment programs and investment solution types and other customized fee and billing arrangements. Our technology platform includes configurable Fiduciary Oversight Notes (“FONs”) that help advisors understand implications of the decisions they make via educational text boxes, and then memorialize those decisions for client service and reporting. The FONs may be searched and reviewed by home offices or the advisors themselves.

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

Enterprise clients. We provide enterprise clients with a customized, private-labeled technology platform that enables them to support their affiliated financial advisors with a broad range of investment solutions and services. Our contracts with enterprise clients establish the applicable terms and conditions, including pricing terms, service level agreements and basic platform configurations. For the years ended December 31, 2013, 2012 and 2011, revenues associated with our relationship with our single largest enterprise client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 20%, 22%, and 31%, respectively, of our total revenues. No other client accounted for more than 10% of our total revenues. Examples of our other enterprise clients include Northwestern Mutual, National Financial Partners and National Planning Holdings.

Sales and Marketing

Our sales and marketing staff of approximately 170 employees is organized by sales channel and product offering. Our enterprise sales team focuses on entering into agreements with enterprise clients, which enable us to sell our platform capabilities to those firms and the advisors associated with them. Our advisory sales team sells to the individual financial advisors of broker-dealers and enters into agreements with RIA firms. Envestnet | Tamarac sells rebalancing, performance reporting and CRM solutions principally to large RIA firms. Envestnet | PMC offers portfolio and investment management consulting services, including Prima Premium Research and due diligence capabilities. Envestnet | WMS offers financial institutions access to an integrated wealth platform, particularly in the area of UMA trading.

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

To implement our marketing efforts, we generally employ paid print and online advertisements in a variety of industry publications, as well as promotions that include e-blast campaigns and sponsored webinars. We also partner with independent broker-dealers (“IBDs”) on direct mail campaigns targeting such firms’ financial advisors to describe the investment solutions and services that we offer, produce brochures and presentations for financial advisors to use with their clients and we create Internet pages or sites to promote our investment solutions and services.

Competition

We generally compete on the basis of several factors, including the breadth and quality of investment solutions and services to which we provide access through our technology platform, the number of custodians that are connected through our technology platform, the price of our investment solutions and services, the ease of use of our technology platform and the nature and scope of investment solutions and services that each client believes are necessary to address their needs. Our competitors offer a variety of products and services that compete with one or more of the investment solutions and services provided through our technology platform, although, based on our industry experience, we believe that none offers a more comprehensive set of products and services than we do. Our principal competitors include:

•                  Turnkey Asset Management Platform Providers. Providers of turnkey asset management platforms, including SEI Investments Company, AssetMark, Inc. and Lockwood Advisors (a subsidiary of BNY Mellon Corporation), typically provide financial advisors with one or more types of products and services but generally offer fewer choices in terms of custodians, asset managers, technology features and functionality.

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

•                  Custodians. A number of leading asset custodians, such as Pershing LLC (a subsidiary of BNY Mellon Corporation) and The Charles Schwab Corporation, have expanded beyond their custodial businesses to also offer advisor trading tools that compete with our financial advisor-directed solutions.

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

We devote significant resources to ensuring sufficient platform capacity and system uptime. In 2013, our actual uptime was 99.8%. We have achieved Service Organization Control Report (“SOC1”) compliance with our platform and we maintain multiple redundancies, back up our databases and safeguard technologies and proprietary information consistent with industry best practices. We also maintain a comprehensive business continuity plan and company-wide risk assessment program that is consistent with industry best practices and that complies with applicable regulatory requirements.

We have historically made significant investments in platform development in order to enhance and expand our technology platform and expect to continue to make significant investments in the future. In the years ended December 31, 2013, 2012 and 2011, we incurred technology development costs totaling approximately $9,141, $8,659 and $6,424, respectively. Of these costs, we capitalized approximately $3,143, $2,350 and $1,482, respectively, as internally developed software. The increase in the amount of technology development expenditures and the increase in the amount we capitalized in 2013 compared to 2012 is a result of technology development expenditures related to Envestnet | Tamarac and Envestnet | WMS products. We expect to continue focusing our technology development efforts principally on adding features to increase our market competitiveness, enhancements to improve operating efficiency and reduce risk, and client-driven requests for new capabilities.

Intellectual Property and Proprietary Rights

We rely on a combination of trademark, copyright and trade secret protection laws to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information. We enter into confidentiality agreements with our employees, consultants, customers and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. In the normal course of business, we provide our intellectual property to third parties through licensing or restricted use agreements. We have proprietary know-how in algorithms, implementation and business on-boarding functions, along with a wide variety of applications software. We have registered the mark “ENVESTNET” with the U.S. Patent and Trademark Office in addition to several marks commonly used by Envestnet. We also pursue the registration of certain of our other trademarks and service marks in the United States. In addition, we have registered our domain name, www.envestnet.com and several other websites, such as www.envestnetpmc.com, www.investpmc.com, www.fiduciaryopportunity.com, www.envestnetadvisor.com, www.tamaracinc.com and www.primacapital.com. We have established a system of security measures to protect our computer systems from security breaches and computer viruses. We have employed various technology and process-based methods, such as clustered and multi-level firewalls, intrusion detection mechanisms, vulnerability assessments, content filtering, antivirus software and access control mechanisms. We also use encryption techniques for data transmissions. We control and limit access to confidential and proprietary information on a “need to know” basis.

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

Our wholly-owned subsidiaries, Envestnet Asset Management, Inc., Portfolio Management Consultants, Inc., ERS, Inc. and Envestnet Portfolio Solutions, Inc. operate investment advisory businesses. These subsidiaries are registered with the U.S. Securities and Exchange Commission (“SEC”) as “investment advisers” under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are regulated thereunder.  They may also provide fiduciary services as defined in Section 3(21)(A)(ii) of the Employee Retirement Income Security Act of 1974 (“ERISA”), including acting as an “investment manager” (as defined in Section 3(38) of ERISA).  As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, it could have a substantial effect on our business. Envestnet Asset Management, Inc. serves as the investment adviser to two mutual funds and a series of collective investment trusts managed towards retirement target dates. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, and detailed operating requirements, including restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees, and provide extensive and ongoing disclosure to clients. The application of these requirements to wrap fee programs is particularly complex and the SEC has in the past scrutinized firms’ compliance with these requirements. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Although we believe we are in compliance in all material respects with the requirements of the Advisers Act and the Investment Company Act and the rules and interpretations promulgated thereunder, our failure to comply with such laws, rules and interpretations could have a material adverse effect on us. Collective investment trusts are unregistered funds operated by a trust company or a bank regulated by the Office of the Comptroller of Currency (the “OCC”). In our role as advisor to these funds, we operate under substantially similar obligations to those discussed above for mutual funds.

Portfolio Brokerage Services, Inc., (“PBS”), our broker-dealer subsidiary, is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934, (“Exchange Act”), in all 50 states and the District of Columbia. In addition, PBS is a member of the Financial Industry Regulatory Authority (“FINRA”), the securities industry self-regulatory organization that supervises and regulates the conduct and activities of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA and the SEC conduct periodic examinations of the operations of its members, including PBS. Violation of applicable regulations can result in the suspension or revocation of a broker-dealer’s registration, the imposition of censures or fines and the suspension or expulsion of the broker-dealer from FINRA. PBS is subject to minimum net capital requirements under the Exchange Act, SEC and FINRA rules and conducts its business pursuant to the exemption from the SEC’s customer protection rule provided by Rule 15c3-3(k)(2)(i) under the Exchange Act. As of December 31, 2013, PBS was required to maintain a minimum of $100 in net capital and its actual net capital was $1,000.

Our regulated subsidiaries are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC, broad administrative powers. In the event of a failure to comply with these laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on the permissibility of our regulated subsidiaries and our other subsidiaries to engage in business for specified periods of time, censures, fines, and the revocation of registration as a broker-dealer or investment adviser, as applicable. Additionally, the securities laws and other regulations applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.

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

Employees

As of December 31, 2013, we had 948 employees, including 170 in sales and marketing, 292 in engineering and systems, 392 in operations, 30 in investment management and research, and 64 in executive and corporate functions. Of these 948 employees, 387 were located in India. None of our employees is represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
Judson Bergman	57	Chairman, Chief Executive Officer, Director
William Crager	50	President
Peter D’Arrigo	46	Chief Financial Officer
Scott Grinis	52	Chief Technology Officer
Shelly O’Brien	48	Chief Legal Officer, General Counsel and Corporate Secretary
Brandon Thomas	50	Chief Investment Officer

Judson Bergman, Age 57. Mr. Bergman is the founder of our company and has served as our Chairman, Chief Executive Officer and a director since 1999. Prior to founding our company, Mr. Bergman was Managing Director at Nuveen Investments, Inc. (“Nuveen”), a diversified investment manager. Mr. Bergman serves as a trustee of RS Investment Trust and RS Variable Products Trust, registered investment companies. Mr. Bergman received an MBA in finance and accounting from Columbia University and a BA from Wheaton College.

William Crager, Age 50. Mr. Crager has served as our President since 2002. Prior to joining us, Mr. Crager served as Managing Director of Marketing and Client Services at Rittenhouse Financial Services, Inc., an investment management firm affiliated with Nuveen.  Mr. Crager received an MA from Boston University and a BA from Fairfield University, with a dual major in economics and English.

Peter D’Arrigo, Age 46. Mr. D’Arrigo has served as our Chief Financial Officer since 2008. Prior to joining us, Mr. D’Arrigo worked at Nuveen where he served as Treasurer since 1999, as well as holding a variety of other titles after joining them in 1990. Mr. D’Arrigo received an MBA from the Northwestern University Kellogg Graduate School of Management and an undergraduate degree in applied mathematics from Yale University.

Scott Grinis, Age 52. Mr. Grinis has served as our Chief Technology Officer since 2004. Prior to joining us, Mr. Grinis co-founded Oberon Financial Technology, Inc., our subsidiary, prior to its acquisition by us. Mr. Grinis received a BS and an MS degree in electrical engineering from Stanford University.

Shelly O’Brien, Age 48. Ms. O’Brien has served as our Chief Legal Officer, General Counsel and Corporate Secretary since 2002. Prior to joining us, Ms. O’Brien was General Counsel and Director of Legal and Compliance for ING (U.S.) Securities, Futures & Options Inc., a broker-dealer, and futures commission merchant. Ms. O’Brien received a degree in political science from Northwestern University, a JD from Hamline University School of Law, and an LLM in taxation from John Marshall Law School.

Brandon Thomas, Age 50. Mr. Thomas is a co-founder of our company and has served as Chief Investment Officer and Managing Director of Portfolio Management Consultants, our internal investment management and portfolio consulting group, since 1999. Prior to joining us, Mr. Thomas was Director of Equity Funds for Nuveen. Mr. Thomas received an MBA from the University of Chicago, a JD from DePaul University and is a graduate of Brown University.

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

Our revenues during the three years ended December 31, 2013 have grown at a compound annual growth rate of 40%. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend on, among other things, our ability to successfully grow our total assets under management and administration and add additional clients. If we are unable to implement our growth strategy, develop new investment solutions and services and gain new clients, our results of operations, financial condition or business may be materially adversely affected.

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

We compete with many different types of companies that vary in size and scope, including Pershing LLC (a subsidiary of BNY Mellon Corporation), The Charles Schwab Corporation, SEI Investments Company, AssetMark, Inc., Advent Software, Inc., and Lockwood Advisors (a subsidiary of BNY Mellon Corporation) and which are discussed in greater detail under “Business—Competition” included in this Form 10-K. In addition, some of our clients have developed or may develop the in-house capability to provide the technology and/or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisors, obviating the need to hire us, and they may offer these services to third-party financial advisors or financial institutions, thereby competing directly with us for that business.

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

For the years ended December 31, 2013, 2012 and 2011, revenues associated with our relationship with our single largest client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 20%, 22% and 31% respectively, of our total revenues and our ten largest clients accounted for 46%, 47% and 64%, respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. The license fee payments pursuant to our license agreement with Fidelity were renegotiated and reduced as of December 31, 2011 and were extended for an additional five years. The agreement, as amended, includes receiving ongoing platform services fees through the Fidelity relationship based upon asset-based fees. A majority of our agreements with financial advisors generally provides for termination at any time. If our contractual relationship with Fidelity were to terminate, or if a significant number of our most important clients were to terminate their contracts with us and we were unable to obtain a significant number of new clients, our results of operations, financial condition or business could be materially adversely affected.

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

Asset-based fees make up a significant portion of our revenues. Asset-based fees represented 83%, 81% and 81% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. We expect that asset-based fees will continue to represent a significant percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a mutual fund or other investment solution. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset-based fees could be materially adversely affected.

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

Under the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries may not be assigned without the client’s consent. Under the Investment Company Act, advisory agreements with registered funds terminate automatically upon assignment and, any assignment of an advisory agreement must be approved by the board of directors and the shareholders of the registered fund. Under the Advisers Act and the Investment Company Act, such an assignment may be deemed to occur upon a change of control of the Company. A change of control includes either gaining or losing a “controlling person.” Whether someone is a controlling person for these purposes depends significantly on the specific facts and circumstances. There can be no assurance that if we undergo a change of control, we would be successful in obtaining all necessary consents or that the method by which we obtain such consents could not be challenged at a later time. If we are unable to obtain all necessary consents or if such a challenge were to be successful it could have a material adverse effect on our results of operations, financial condition or business.

We rely on exemptions from certain laws and if for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected.

We regularly rely on exemptions from various requirements of the Exchange Act, the Investment Company Act and ERISA in conducting our activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected.

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

We expect to grow our business by, among other things, making acquisitions. In December 2011, we completed the acquisition of FundQuest and in the second quarter of 2012, we completed the acquisitions of Prima and Tamarac.  On July 1, 2013, we completed the acquisition of WMS.  Acquisitions involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Acquisitions might also result in losing key employees. In addition, we may fail to successfully integrate acquisitions. We may also fail to generate enough revenues or profits from an acquisition to earn a return on the associated purchase price.

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

When we begin working with a new client, or acquire new client assets through an acquisition or other transaction, we are often required to convert all or a significant portion of assets from the clients’ technology platform to our technology platform. These conversions present significant technological and operational challenges, can be time-consuming and may divert management’s attention from other operational activities. If we fail to successfully complete our conversions in a timely and accurate manner, we may be required to expend more time and resources than anticipated, which could erode the profitability of the client relationship. In addition, any such failure may harm our reputation and may make it less likely that prospective clients will commit to working with us. Any of these risks could materially adversely affect our results of operations, financial condition or business.

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

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for some of our investment solutions and services, rapid technological change. Changing client demands, new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services and investment solution and service enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development expenditures of $9,141, $8,659 and $6,424 in the years ended December, 31, 2013, 2012 and 2011, respectively. We expect that our technology development expenditures will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

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

Furthermore, the financial markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our insiders who are significant stockholders may have interests that conflict with those of other stockholders.

Our directors and executive officers, together with members of their immediate families, as a group, beneficially owned, in the aggregate, approximately 13% of our outstanding capital stock as of December 31, 2013. As a result, when acting together, this group has the ability to exercise significant influence over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. The interests of our insider stockholders may not be aligned with the interests of our other stockholders and conflicts of interest may arise. In addition, the concentration of our shares may have the effect of delaying, deterring or preventing significant corporate transactions which may otherwise adversely affect the market price of our shares.

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

We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 1B.                                  Unresolved Staff Comments

None.

Item  2.                                        Properties

Our headquarters are located in Chicago, Illinois, and consist of approximately 38,000 square feet of leased space. We also lease office space in Denver, Colorado; New York, New York; Sunnyvale, California; Boston, Massachusetts; Seattle, Washington; Landis and Raleigh, North Carolina; Newark, New Jersey and Trivandrum, India. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.

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

	2012
	High	Low
Quarter ended March 31, 2012	$13.01	$11.34
Quarter ended June 30, 2012	$12.98	$10.94
Quarter ended September 30, 2012	$12.75	$11.23
Quarter ended December 31, 2012	$13.98	$11.77

	2013
	High	Low
Quarter ended March 31, 2013	$17.54	$13.31
Quarter ended June 30, 2013	$24.94	$17.14
Quarter ended September 30, 2013	$31.76	$24.83
Quarter ended December 31, 2013	$40.30	$28.62

(b) Holders

The approximate number of holders of record of our common stock was 172 as of March 1, 2014.

(c) Dividends

We have not paid dividends for the most recent two years.

Common Stock

As of December 31, 2013, we had 500,000,000 common shares authorized at a par value of $0.005, of which 33,876,020 shares were outstanding.

Preferred Stock

As of December 31, 2013, we had 50,000,000 preferred shares authorized at a par value of $0.005, of which no shares were outstanding.

(d) Securities Authorized for Issuance Under Equity Compensation Plan

For a description of securities authorized under our equity compensation plans, see Note 12 to the notes to consolidated financial statements in Part II, Item 8.

(e) Stock Performance Graph

The following graph compares the cumulative return to stockholders on our common stock relative to the cumulative total returns of the Russell® 2000 Index and The S&P North American Technology-Services IndexTM from the effective date of our initial public offering on July 28, 2010 through December 31, 2013. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

41 MONTH STOCK PERFORMANCE GRAPH

	7/28/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Envestnet, Inc.	$100.00	$189.55	$132.89	$155.00	$447.78
Russell® 2000 Index	100.00	119.02	114.05	132.70	181.05
S&P North American Technology-Services IndexTM	100.00	112.38	126.21	153.33	217.42

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(f) Recent Sales of Unregistered Securities

None

(g) Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data

Consolidated Statements of Operations

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except for share and per share information)
Revenues:
Assets under management or administration	$200,568	$127,213	$99,236	$75,951	$56,857
Licensing and professional services	41,967	30,053	23,942	22,101	21,067
Total revenues	242,535	157,266	123,178	98,052	77,924

Operating expenses:
Cost of revenues	98,970	56,119	42,831	31,444	24,624
Compensation and benefits	77,442	54,973	40,305	37,027	28,763
General and administration	44,808	30,617	21,856	21,607	15,726
Depreciation and amortization	15,329	12,400	6,376	5,703	4,499
Restructuring charges	474	115	434	961	—
Total operating expenses	237,023	154,224	111,802	96,742	73,612
Income from operations	5,512	3,042	11,376	1,310	4,312
Other income (expense)	200	26	(796)	(403)	(3,368)
Income before income tax provision	5,712	3,068	10,580	907	944
Income tax provision	2,052	2,603	2,975	1,533	1,816
Net income (loss)	3,660	465	7,605	(626)	(872)
Less preferred stock dividends	—	—	—	(422)	(720)
Income (loss) attributable to common shareholders	$3,660	$465	$7,605	$(1,048)	$(1,592)

Net income (loss) per share attributable to common stockholders
Basic	$0.11	$0.01	$0.24	$(0.05)	$(0.12)
Diluted	$0.10	$0.01	$0.23	$(0.05)	$(0.12)

Weighted average common shares outstanding:
Basic	33,191,088	32,162,672	31,643,390	20,805,911	12,910,998
Diluted	35,666,575	33,341,615	32,863,834	20,805,911	12,910,998

Consolidated Balance Sheet Data

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)

Cash and cash equivalents	$49,942	$29,983	$64,909	$67,668	$31,525
Working capital	26,384	14,785	62,530	62,979	27,262
Goodwill and intangible assets	110,033	92,794	33,411	3,213	3,261
Total assets	221,242	162,399	136,863	141,029	74,064
Stockholders’ equity	147,772	125,996	114,800	101,480	57,252

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where we have otherwise indicated or the context otherwise requires, dollar amounts presented in this Form 10-K are in thousands, except for Item 9, Exhibits and per share amounts.

Overview

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our Web-based platform provides financial advisors with the flexibility to address their clients’ needs.

Envestnet empowers financial advisors to deliver fee-based advice to their clients. We work with both independent advisors (RIAs), as well as advisors associated with financial institutions (broker-dealers, banks). The services we offer and market to financial advisors address advisors’ ability to grow their practice as well as operate more efficiently — the Envestnet platform spans from the initial meeting an advisor has with a prospective client to the ongoing day-to-day operations of managing an advisory practice.

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

•                  Envestnet | PMC®, our Portfolio Management Consultants group, primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of proprietary investment solutions and products. Envestnet | PMC’s investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and ETF portfolios. Envestnet | PMC also offers Prima Premium Research, comprising institutional-quality research and due diligence on investment managers, mutual funds, ETFs and liquid alternatives funds.

•                  Envestnet | TamaracTM provides leading portfolio accounting, rebalancing, trading, performance reporting and CRM software, principally to high-end RIAs.

•                  Vantage Reporting SolutionTM software aggregates and manages investment data, provides performance reporting and benchmarking, giving advisors an in-depth view of clients’ various investments, empowering advisors to give holistic, personalized advice.

•                  Envestnet | WMSTM offers financial institutions access to an integrated wealth platform, which helps construct and manage sophisticated portfolio solutions across an entire account life cycle, particularly in the area of UMA trading. Envestnet | WMS’s Overlay Portfolio Management console helps wealth managers efficiently build customized client portfolios that consider both proprietary and open-architecture investment solutions.

We believe that our business model results in a high degree of recurring and predictable financial results.

Revenues

Overview

We earn revenues primarily under two pricing models. First, a majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platform by financial advisors. These revenues are recorded under revenues from assets under management (“AUM”) or administration (“AUA”) or collectively (“AUM/A”). Our asset-based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset-based fees accounted for approximately 83%, 81% and 81% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. In future periods, the percentage of our total revenues attributable to asset-based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant license agreements, the mix of AUM or AUA, and other factors. As of December 31, 2013, approximately $180 billion of investment assets subject to asset-based fees were managed or administered utilizing our technology platform by approximately 23,000 financial advisors through approximately 740,000 investor accounts.

We also generate revenues from recurring, contractual licensing fees for providing access to our technology platform. These revenues are recorded under revenues from licensing and professional services. Licensing fees are generally fixed in nature for the contract term and are based on the level of investment solutions and services provided, rather than on the amount of client assets on our technology platform. Licensing fees accounted for 15%, 15% and 16% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Fees received in connection with professional services accounted for the remainder of our total revenues. As of December 31, 2013, approximately $360 billion of investment assets for which we receive licensing fees for utilizing our technology platform were serviced by approximately 7,800 financial advisors through approximately 1,508,000 investor accounts.

The following table provides information regarding the amount of assets utilizing our platform technology, investor accounts and financial advisors in the periods indicated.

	As of December 31,
	2013	2012	2011
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$45,706	$30,970	$22,936
Assets Under Administration (AUA)	132,215	67,368	47,148
Subtotal AUM/A	177,921	98,338	70,084
Licensing	358,919	269,729	69,514
Total Platform Assets	$536,840	$368,067	$139,598

Platform Accounts
AUM	211,039	156,327	124,636
AUA	524,806	293,151	216,038
Subtotal AUM/A	735,845	449,478	340,674
Licensing	1,508,254	1,228,016	588,038
Total Platform Accounts	2,244,099	1,677,494	928,712

Advisors
AUM/A	22,838	16,085	13,887
Licensing	7,794	6,941	5,709
Total Advisors	30,632	23,026	19,596

Revenues from assets under management or administration

We generally charge our customers fees based on a higher percentage of the market value of AUM than the fees we charge on the market value of AUA, because we provide fiduciary oversight and/or act as the investment advisor in connection with assets we categorize as AUM. The level of fees varies based on the nature of the investment solutions and services we provide, as well as the specific investment manager, fund and/or custodian chosen by the financial advisor. A portion of our revenues from assets under management or administration include costs paid by us to third parties for sub-advisory, clearing, custody and brokerage services. These expenses are recorded under cost of revenues. We do not have fiduciary responsibility in connection with AUA and, therefore, generally charge lower fees on these assets. Our fees for AUA vary based on the nature of the investment solutions and services we provide.

For over 85% of our revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our platform as of the end of the prior quarter. For example, revenues from assets under management or administration recognized during the fourth quarter of 2013 were primarily based on the market value of assets as of September 30, 2013. Our revenues from assets under management or administration are generally recognized ratably throughout the quarter based on the number of days in the quarter.

Our revenues from assets under management or administration are affected by the amount of new assets that are added to existing and new client accounts, which we refer to as gross sales. Gross sales, from time to time also include conversions of client assets to our technology platform. The amount of assets that are withdrawn from client accounts are referred to as redemptions. We refer to the difference between gross sales and redemptions as net flows. Positive net flows indicate that the market value of assets added to client accounts exceeds the market value of assets that have been withdrawn from client accounts.

Our revenues from assets under management or administration are also affected by changes in the market values of securities held in client accounts due to fluctuations in the securities markets. Certain types of securities have historically experienced greater market price fluctuations, such as equity securities, than other securities, such as fixed income securities, though in any given period the type of securities that experience the greatest fluctuations may vary.

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - 2013
	As of 12/31/12	WMS	Gross Sales	Redemptions	Net Flows	Market Impact	As of 12/31/13
	(in millions except account data)
Assets under Management (AUM)	$30,970	$—	$20,043	$(9,663)	$10,380	$4,356	$45,706
Assets under Administration (AUA)	67,368	24,680	51,261	(22,478)	28,783	11,384	132,215
Total AUM/A	$98,338	$24,680	$71,304	$(32,141)	$39,163	$15,740	$177,921
Fee-Based Accounts	449,478	86,014	314,111	(113,758)	200,353		735,845

During 2013, we added $24.5 billion of conversions included in the above AUM/A gross sales figures, and an additional $33.6 billion of conversions in licensing.

	Asset Rollforward - 2012
	As of 12/31/11	Gross Sales	Redemptions	Net Flows	Market Impact	As of 12/31/12
	(in millions except account data)
Assets under Management (AUM)	$22,936	$12,487	$(6,850)	$5,637	$2,397	$30,970
Assets under Administration (AUA)	47,148	28,381	(12,520)	15,861	4,359	67,368
Subtotal AUM/A	$70,084	$40,868	$(19,370)	$21,498	$6,756	$98,338
Fee-Based Accounts	340,674	191,551	(82,747)	108,804		449,478

During 2012, we added $10.4 billion of conversions included in the above AUM/A gross sales figures, and an additional $13.2 billion of conversions in licensing.

The mix of assets under management and assets under administration was as follows as of the dates indicated:

	December 31,
	2013	2012	2011
Assets under management (AUM)	26%	31%	33%
Assets under administration (AUA)	74%	69%	67%
	100%	100%	100%

We expect the percentage of AUM and AUA will fluctuate in future periods. The nature and type of services requested by our customers are the key drivers in determining whether customer assets are classified as AUM or AUA. Therefore, we do not have direct control over the mix of AUM and AUA.

Revenues from licensing and professional services fees

Our revenues received under license agreements are recognized over the contractual term. To a lesser degree we also receive revenues from professional services fees by providing customers with certain technology platform software development and implementation services. In the years ended December 31, 2013, 2012 and 2011, our revenues from professional services fees were $5,089, $6,145 and $3,818, respectively. These revenues are generally recognized under a proportional performance model utilizing an output-based approach. Our contracts generally have fixed prices, and generally specify or quantify interim deliverables.

We may enter into license agreements in future periods if requested by our customers and commercially attractive to us.

Expenses

The following is a description of our principal expense items.

Cost of revenues

Cost of revenues primarily includes expenses related to our receipt of sub-advisory and clearing, custody and brokerage services from third parties. The largest component of cost of revenues is paid to third party investment managers. Clearing, custody and brokerage services are performed by third-party providers. These expenses are typically calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter and are recognized ratably throughout the quarter based on the number of days in the quarter. Also included in cost of revenues are vendor specific expenses related to the direct support of revenues associated with the Envestnet | Tamarac products.

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

Furniture and equipment are depreciated using the straight-line method based on the estimated useful lives of the depreciable assets. Leasehold improvements are amortized using the straight-line method over their estimated economic useful lives or the remaining lease term, whichever is shorter. Improvements are capitalized, while repairs and maintenance costs are recorded as expenses in the period they are incurred. Assets are tested for recoverability whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

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

General Conditions and Trends Affecting Our Business

Our exposure to market risk is directly related to the market value of assets on our platform, as we earn revenues from assets under management (“AUM”) or administration (“AUA”) based upon a contractual percentage of AUM or AUA. As a result, our net flows, revenues and profitability have been and could be impacted negatively or positively by changes in overall market conditions going forward. The broad equity markets improved during 2013 compared to 2012, as the Nasdaq Composite Index, Standard & Poor’s 500 Index, MSCI World Index, and Dow Jones Industrial Average increased 38%, 30%, 24%, and 27%, respectively. The Barclays U.S. Aggregate Index decreased 2% over the same period. During the year ended December 31, 2013, our AUM and AUA increased by $15.7 billion due to the overall favorable market impact.

Market Trends

The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household and non-profit organization financial assets totaled $63.9 trillion as of September 30, 2013, up 17% from $54.4 trillion at December 31, 2012. As a leading provider of unified wealth management software and services to financial advisors, we believe we are well positioned to take advantage of favorable secular trends in the wealth management industry, including those described below:

Increase in independent financial advisors. Based on industry news reports, we believe that over the past several years an increasing number of financial advisors have elected to leave large financial institutions and start their own financial advisory practices or move to smaller, more independent firms. According to an analysis done by Cerulli Associates, the number of RIAs and dually-registered advisors increased 5% annually from 36,000 in 2007 to 46,000 in 2012.

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

Our Growth Strategy

We serve the fastest growing segments of the wealth management industry. We intend to grow by increasing our advisor base, increasing the share of our clients’ business on the Envestnet platform, expanding our services utilized by each advisor and obtaining new enterprise clients through the use of marketing and internal sales personnel. In addition, we intend to selectively pursue acquisitions, investments and other relationships that we believe can enhance the attractiveness of our technology platform or expand our client base. Acquisitions involve a number of risks, including our ability to integrate acquired companies into ours in an effective and timely manner. We have historically financed our acquisitions with available cash; however, the financing of future acquisitions could result in dilution from issuing equity securities or a weakening of our balance sheet from using available cash or incurring debt.

Recent Developments

2013 Developments

Wealth Management Solutions

On July 1, 2013, the Company completed the acquisition of the Wealth Management Solutions (“WMS”) division of Prudential Investments for $8,992 in cash upon closing, plus contingent consideration of up to a total of $23,000 in cash, based upon meeting certain performance targets, to be paid over three years. WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings.

Public Offering of Common Shares

On October 11, 2013, the Company completed a public offering of common shares on behalf of selling stockholders. A total of 5,801,997 shares were sold, including an overallotment option exercised by the underwriters, at a public offering price of $29.25 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company incurred costs of $1,089 during the year ended December 31, 2013 in relation to the public offering and this amount is included in general and administration expenses in the consolidated statement of operations.

2012 Developments

Prima Capital Holding, Inc.

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

In accordance with the terms of the merger agreement between Envestnet and Tamarac, Tamarac senior management was required to apply at least 50% (up to 100%) of the aggregate proceeds of the Tamarac change of control payment totaling $2,759 to purchase registered shares of Envestnet common stock (232,150 shares) in an amount equal to 95% multiplied by the Envestnet closing market price on the day before the merger closed (See Notes 3 and 11 to the notes to consolidated financial statements).

In addition, we adopted the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock. The unvested common stock vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition. We also granted to certain Tamarac employees 232,150 stock options to acquire Envestnet common stock at an exercise price of $12.51. These stock options vest on the second anniversary of the grant date (See Notes 3 and 12 to the notes to consolidated financial statements).

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

We generate revenues from licensing fees pursuant to recurring contractual fixed-fee agreements. Our licensing fees vary based on the type of services we provide. We generate revenues from professional service fees by providing customers with customized technology platform software development and implementation services. These revenues are received pursuant to contracts that detail the nature of the services to be provided by us, the estimated number of hours such work will require and the total contract fee amount.

Recognition of revenues

Application of the applicable accounting principles of U.S. GAAP requires us to make judgments and estimates in connection with the measurement and recognition of certain revenues. Revenues are recognized in the period in which the related services are provided. In certain cases, management is required to determine whether revenues should be recognized in an amount equal to the gross fees we receive or as a net amount reflecting the payment of expenses to third-parties, such as third party investment managers and custodians, that perform services for us in connection with certain of our financial advisors’ client accounts. Generally, when fees are collected for investment management, clearing, custody or brokerage services in circumstances where we do not have a direct contract with the third-party provider, the fees are recorded as revenue on a net basis. Fees we received in advance of the performance of services are recorded as deferred revenues on our consolidated balance sheet and are recognized as revenues when earned, generally over three months.

The Company derives licensing fees from recurring contractual fixed fee contracts with larger financial institutions or enterprise clients. Licensing contracts allow the customer to provide a unique configuration of platform features and investment solutions for their advisors. The licensing fees vary based on the type of services provided and our revenues received under license agreements are recognized over the contractual term. The Company’s license agreements do not generally provide its customers the ability to take possession of the software or host the software on the customers’ own systems or through a hosting arrangement with an unrelated party.

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

After determining which deliverables represent a separate unit of accounting, each unit is then accounted for under the applicable revenue recognition guidance. In cases where elements cannot be treated as separate units of accounting, the elements are combined into a single unit of accounting for revenue recognition purposes. If one of the elements that are combined into a single unit of accounting is fees from professional services, including implementation related services or customized service platform software development, the professional service fees are recognized over the course of the expected customer relationship. We have estimated the life of the customer relationship by considering both the historical retention rate of our customers while not exceeding the number of years over which we can accurately forecast future revenues. We currently estimate this term to be five years.

When the Company enters into arrangements with multiple deliverables involving software, the Company applies the American Institute of Certified Public Accountants’ (“AICPA”) accounting guidance for software. The entire arrangement fee is allocated to each element in the arrangement based on the respective VSOE of fair value of each element.

The Company also derives professional service fees from providing contractual customized platform software development and implementation services, which are recognized under a proportional performance model utilizing an output-based approach.  The Company’s contracts generally have fixed prices, and generally specify or quantify interim deliverables.

Our revenue recognition is also affected by our judgment in determining whether collectability is reasonably assured.  With regard to allowances for uncollectible receivables, we consider customer-specific information related to delinquent accounts and past loss experience, as well as current economic conditions in establishing the amount of the allowance.

Purchase accounting

During the fourth quarter of 2011, we completed the acquisition of FundQuest for consideration totaling $27,796. In the second quarter of 2012, we completed the acquisitions of Prima and Tamarac for consideration totaling $13,925 and $48,427, respectively.  In the third quarter of 2013, the Company completed the acquisition of WMS for total consideration of $24,730.  For more information on the acquisitions see Note 3 to the notes to consolidated financial statements.

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

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates,margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates,margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment. We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. There was no impairment or change in useful lives recognized on other intangible assets in 2013, 2012 or 2011.

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

Estimation of working capital settlement amounts, if not resolved prior to the first reporting period after an acquisition, but before the end of the purchase measurement period, requires exercise of management judgment. We measure these amounts at the acquisition date fair value, if their fair value can be determined during the measurement period. If these estimated working capital settlement amounts are not resolved prior to the first reporting period after acquisition, we recognize the asset or liability if it can be reasonably estimated. Subsequent adjustments to these provisional working capital settlement amounts are evaluated by management to determine the proper accounting treatment under relevant authoritative guidance.

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

Internally developed software is amortized on a straight-line basis over its estimated useful life. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internally developed software during the years ended December 31, 2013, 2012 and 2011.

Non-cash stock-based compensation expense

Non-cash stock-based compensation expense for stock option and restricted stock grants is estimated at the grant date based on each grant’s fair value, calculated using the Black-Scholes option-pricing model for stock options, and intrinsic value for restricted stock. Compensation and benefits expenses are recognized over the vesting period for each grant. The fair value of our stock options and the resulting expenses are based on various assumptions, including the expected volatility of our stock price, the expected term of the stock options, estimated forfeiture rates and the risk-free interest rate. The use of different assumptions would result in different fair values and compensation and benefits expenses for our option grants.

We use the “simplified” method in developing an estimate of expected term of stock options. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We estimate expected volatility based on historical volatility of Envestnet’s common stock and that of comparable companies from a representative peer group based on industry and market capitalization data. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option-pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock (“Target Incentive Awards”). The Target Incentive Awards vest based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition. We measured the cost of these awards based on the estimated fair value of the award as of the market closing price on the day before the acquisition closed. We are recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. We estimate expected vesting amounts and recognize compensation expense only for those awards expected to vest. This estimate is reassessed by management at each reporting period and may change based upon new facts and circumstances. Changes in the assumptions impact the total amount of expense ultimately recognized over the vesting period.

Income taxes

We are subject to income taxes in the United States, India and Canada. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

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

Our India subsidiary is currently under examination by the India Tax Authority for the fiscal years ended March 31, 2009, 2011 and 2012. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheets. It is possible that one or more of these audits may be finalized within the next twelve months.

Results of Operations

Year ended December 31, 2013 compared to year ended December 31, 2012

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
	(in thousands)
Revenues:
Assets under management or administration	$200,568	$127,213	$73,355	58%
Licensing and professional services	41,967	30,053	11,914	40%
Total revenues	242,535	157,266	85,269	54%

Operating expenses:
Cost of revenues	98,970	56,119	42,851	76%
Compensation and benefits	77,442	54,973	22,469	41%
General and administration	44,808	30,617	14,191	46%
Depreciation and amortization	15,329	12,400	2,929	24%
Restructuring charges	474	115	359	312%
Total operating expenses	237,023	154,224	82,799	54%
Income from operations	5,512	3,042	2,470	81%
Other income (expense):
Interest income	18	29	(11)	-38%
Interest expense	—	(3)	3	-100%
Other income	182	—	182	100%
Total other income (expense)	200	26	174	669%
Income before income tax provision	5,712	3,068	2,644	86%
Income tax provision	2,052	2,603	(551)	-21%
Net income	$3,660	$465	$3,195	687%

Revenues

Total revenues increased 54% from $157,266 in 2012 to $242,535 in 2013. The increase was primarily due to an increase in revenues from assets under management or administration of $73,355. Revenues from assets under management or administration comprised 83% and 81% of total revenues in 2013 and 2012, respectively.

Assets under management or administration

Revenues earned from assets under management or administration increased 58% from $127,213 in 2012 to $200,568 in 2013. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2013, relative to the corresponding period in 2012.  In 2013, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2012 and 2013, as well as an increase in revenues related to the WMS acquisition, on July 1, 2013.

The number of financial advisors with AUM or AUA on our technology platform increased from 16,085 as of December 31, 2012 to 22,838 as of December 31, 2013 and the number of AUM or AUA client accounts increased from approximately 450,000 as of December 31, 2012 to approximately 736,000 as of December 31, 2013.

Licensing and professional services

Licensing and professional services revenues increased 40% from $30,053 in 2012 to $41,967 in 2013. This increase was primarily due to an increase in licensing revenue of $12,978, primarily due to a full year of Tamarac operations in 2013, and a decrease in professional services revenue of $1,056.

Cost of revenues

Cost of revenues increased 76% from $56,119 in 2012 to $98,970 in 2013, primarily due to the corresponding increase in revenues from AUM or AUA, inclusive of an increase related to the WMS acquisition. As a percentage of total revenues, cost of revenues increased from 36% in 2012 to 41% in 2013.

Compensation and benefits

Compensation and benefits increased 41% from $54,973 in 2012 to $77,442, primarily due to an increase in salaries, benefits and commission expense of $14,126 related to an increase in headcount, an increase in incentive compensation of $2,797 and an increase in non-cash compensation expense of $4,701, primarily related to Tamarac meeting certain performance metrics related to the 2012 Plan, as well as the accounting impact of a modification to the 2012 Plan in April of 2013.  Headcount increased from an average of 655 in 2012 to an average of 857 in 2013, primarily to support the growth of our operations, as well as increased headcount from the WMS acquisition. As a percentage of total revenues, compensation and benefits decreased from 35% in 2012 to 32% in 2013.

General and administration

General and administration expenses increased 46% from $30,617 in 2012 to $44,808 in 2013, primarily due to one-time re-audit related expenses of $3,110, and year-over-year increases in website and systems development costs of $3,239, professional and legal fees of $2,094, travel and entertainment of $1,125, occupancy costs of $1,238, imputed interest expense on contingent consideration of $787, fair value of contingent consideration adjustment of $501 and communication, research and data services costs of $1,533. As a percentage of total revenues, general and administration expenses decreased from 19% in 2012 to 18% in 2013. Excluding re-audit related expenses of $3,110, general and administration expenses as a percentage of total revenues would have been 17% for the year ended December 31, 2013.

Depreciation and amortization

Depreciation and amortization expense increased 24% from $12,400 in 2012 to $15,329 in 2013, primarily due to an increase in intangible asset amortization of $2,287 as a result of intangible assets recorded in purchase accounting related to the Prima and Tamarac acquisitions in 2012 and the WMS acquisition in the third quarter of 2013 (see Note 3 to the notes to consolidated financial statements). The increase in depreciation and amortization expense was also due to increases in capitalized computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization decreased from 8% in 2012 to 6% in 2013.

Restructuring charges

In 2013, we incurred restructuring charges of $474 due to lease termination penalties incurred to terminate the Denver and Raleigh leases in the third quarter of 2013.  In 2012, we incurred restructuring charges of $115 primarily for severance charges related to the termination of certain Prima and Tamarac employees related to these acquisitions.

Income tax provision

	Year Ended December 31,
	2013	2012
	(in thousands)
Income tax provision	$2,052	$2,603
Effective tax rate	35.9%	84.8%

Our 2013 effective tax rate differs from the statutory rate primarily as a result of non-deductible transaction costs, unrecognized tax benefits in the U.S., the benefit of foreign tax credits, as well as the benefit of research and development credits.  The non-deductible transaction costs relate to a secondary offering of our common stock completed in the fourth quarter.  The unrecognized tax benefits are a result of positions taken on prior year tax returns and the research and development credits are a result of a comprehensive study completed by the Company for tax years 2007-2013.

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

Year ended December 31, 2012 compared to year ended December 31, 2011

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
	(in thousands)
Revenues:
Assets under management or administration	$127,213	$99,236	$27,977	28%
Licensing and professional services	30,053	23,942	6,111	26%

Total revenues	157,266	123,178	34,088	28%

Operating expenses:
Cost of revenues	56,119	42,831	13,288	31%
Compensation and benefits	54,973	40,305	14,668	36%
General and administration	30,617	21,856	8,761	40%
Depreciation and amortization	12,400	6,376	6,024	94%
Restructuring charges	115	434	(319)	-74%

Total operating expenses	154,224	111,802	42,422	38%

Income from operations	3,042	11,376	(8,334)	-73%

Other income (expense):
Interest income	29	77	(48)	-62%
Interest expense	(3)	(786)	783	-100%
Other income	—	1,100	(1,100)	-100%
Other expense	—	(1,183)	1,183	-100%
Unrealized gain (loss) on investments	—	(4)	4	-100%

Total other income (expense)	26	(796)	822	-103%

Income before income tax provision	3,068	10,580	(7,512)	-71%
Income tax provision	2,603	2,975	(372)	-13%

Net income	$465	$7,605	$(7,140)	-94%

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

Other income

Other income decreased from $1,100 in 2011 to $0 in 2012. In 2011, the Company received proceeds from an insurance recovery (see Note 14 to the notes to consolidated financial statements).

Other expense

Other expense decreased from $1,183 in 2011 to $0 in 2012. In 2011, the Company incurred non-cash contract settlement charges related to the termination of the Platform Services Agreement between the Company and FundQuest (see Note 3 to the notes to consolidated financial statements).

Income tax provision

	Year Ended December 31,
	2012	2011
	(in thousands)
Income tax provision	$2,603	$2,975
Effective tax rate	84.8%	28.1%

Our 2012 effective tax rate differs from the statutory rate primarily as a result of unrecognized tax benefits recorded in India, the effect of state tax rate changes, permanent differences, and prior period adjustments such as changes in the valuation of federal and state net operating losses and adjustments to state deferred tax assets.  The unrecognized tax benefits recorded relate to India tax exposure resulting from an examination performed by the India Tax Authority.  The change in state tax rates was primarily related to recognizing the benefit of state tax deductions on our federal tax return as well as changes in state tax laws regarding the sourcing of state taxable income.  The adjustments to state deferred tax assets result from an analysis performed on the tax basis of fixed assets. It was determined that our net deferred tax assets did not properly reflect the future state tax benefits that will be recorded, and therefore we adjusted our balances accordingly.

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

Non-GAAP Financial Measures

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Adjusted revenues	$242,695	$158,514	$123,178
Adjusted EBITDA	38,594	23,988	27,436
Adjusted net income	19,094	10,570	13,754
Adjusted net income per share	0.54	0.32	0.42

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision, depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, litigation-related expense, gain (loss) on investments, other income, impairment of customer inducement asset, contract settlement charges, bad debt expense, fair market value adjustment on contingent consideration, imputed interest on contingent consideration and customer inducement costs.

“Adjusted net income” represents net income (loss) before deferred revenue fair value adjustment, non-cash compensation expense, severance, amortization of acquired intangibles, litigation-related expense, non-recurring tax items, bad debt expense, customer inducement costs, contract settlement charges, contract settlement — reversal of deferred taxes, impairment of customer inducement asset, other income, fair market value adjustment on contingent consideration and imputed interest on contingent consideration. Reconciling items, excluding bad debt expense, contract settlement charges, contract settlement — reversal of deferred taxes and non-deductible transaction costs, are tax effected using the income tax rates in effect on the applicable date.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provide comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, amortization of customer inducement costs, litigation-related expense, severance, gain on investments, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-

cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•                  Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2013, 2012 and 2011, we had cash income tax payments, net of refunds, of $4,708, $796 and $813 in the years ended December 31, 2013, 2012 and 2011, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•                  Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Total revenues	$242,535	$157,266	$123,178
Deferred revenue fair value adjustment	160	1,248	—
Adjusted revenues	$242,695	$158,514	$123,178

The following table sets forth the reconciliation of net income to adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$3,660	$465	$7,605
Add (deduct):
Deferred revenue fair value adjustment	160	1,248	—
Interest income	(18)	(29)	(77)
Interest expense	—	3	786
Income tax provision	2,052	2,603	2,975
Depreciation and amortization	15,329	12,400	6,376
Non-cash compensation expense	8,919	4,037	3,062
Restructuring charges and transaction costs	3,297	2,718	1,054
Re-audit related expenses	3,110	—	—
Severance	790	278	698
Imputed interest on contingent consideration	787	—	—
Fair market value adjustment on contingent consideration	501	—	—
Litigation related expense	7	265	128
Loss on investments	—	—	4
Other income	—	—	(1,100)
Impairment of customer inducement asset	—	—	174
Contract settlement charges	—	—	1,183
Customer inducement costs	—	—	4,568
Adjusted EBITDA	$38,594	$23,988	$27,436

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Year Ended December 31,
	2013 *	2012 *	2011 *
	(in thousands)
Net income	$3,660	$465	$7,605
Add:
Deferred revenue fair value adjustment	93	746	—
Non-cash compensation expense	5,173	2,414	1,831
Restructuring charges and transaction costs	2,252	1,810	630
Re-audit related expenses	1,804	—	—
Severance	458	166	417
Amortization of acquired intangible assets	4,903	3,687	559
Imputed interest on contingent consideration	456	—	—
Fair market value adjustment on contingent consideration	291	—	—
Litigation related expense	4	158	77
Non-recurring tax items	—	1,124	—
Bad debt expense	—	—	—
Customer inducement costs	—	—	2,732
Contract settlement charges	—	—	1,183
Contract settlement - reversal of deferred taxes	—	—	(1,187)
Impairment of customer inducement asset	—	—	104
Other income	—	—	(658)
Imputed interest expense	—	—	461
Adjusted net income	$19,094	$10,570	$13,754

Basic number of weighted-average shares outstanding	33,191,088	32,162,672	31,643,390
Effect of dilutive shares:
Options to purchase common stock	1,979,474	954,056	974,192
Common warrants	378,282	177,257	211,495
Restricted stock	117,731	47,630	34,757
Diluted number of weighted-average shares outstanding	35,666,575	33,341,615	32,863,834

Adjusted net income per share	$0.54	$0.32	$0.42

*Adjustments, excluding non-recurring tax items, bad debt expense, contract settlement charges, contract settlement — reversal of deferred taxes and non-deductible transaction costs, are tax-effected using income tax rates as follows: 42% for 2013, and 40.2% for 2012 and 2011.

Liquidity and Capital Resources

As of December 31, 2013, we had total cash and cash equivalents of $49,942, compared to $29,983 as of December 31, 2012. We plan to use existing cash as of December 31, 2013 and cash generated in the ongoing operations of our business to fund our current operations and capital expenditures in 2014.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Net cash provided by operating activities	$28,857	$28,548	$24,749
Net cash used in investing activities	(18,260)	(69,714)	(30,161)
Net cash provided by financing activities	9,362	6,240	2,653
Net increase (decrease) in cash and cash equivalents	19,959	(34,926)	(2,759)
Cash and cash equivalents, end of period	49,942	29,983	64,909

Operating Activities

Net cash provided by operating activities in 2013 increased by $309 compared to 2012, primarily due to an increase in net income of $3,195 in 2013 compared to the prior year period, an increase in depreciation and amortization of $2,929, an increase in stock-based compensation of $4,396, offset by an increase of $2,629 in deferred income taxes, an increase of $2,030 in excess tax benefits from stock-based compensation and an overall net decrease in the change in operating assets and liabilities of $5,498.

Net cash provided by operating activities in 2012 increased by $3,799 compared to 2011, primarily due to a decrease in net earnings of $7,140 in 2012 compared to the prior year period, a decrease in amortization of customer inducements of $4,568, offset by an increase in $6,024 in depreciation and amortization expense, and an overall net increase in the change in operating assets and liabilities of $12,939.

Investing Activities

Net cash used in investing activities in 2013 decreased by $51,454 compared to 2012. In 2013, the Company acquired WMS for net cash totaling $8,992 and in 2012, the Company acquired Prima and Tamarac for net cash totaling $62,352 (see Note 3 to the notes to consolidated financial statements). The decrease in cash used in acquisitions of $53,360 was offset by cash disbursements in 2013 and 2012 of $9,268 and $7,188, respectively, for purchases of property and equipment and capitalization of internally developed software.

Net cash used in investing activities in 2012 increased by $39,553 compared to 2011. In 2012, the Company acquired Prima and Tamarac for net cash totaling $62,352 and in 2011, the Company acquired FundQuest for net cash totaling $23,719 (see Note 3 to the notes to consolidated financial statements). Additionally, cash disbursements in 2012 and 2011 totaled $7,188 and $6,280, respectively, for purchases of property and equipment and capitalization of internally developed software.

Financing Activities

Net cash provided by financing activities in 2013 increased by $3,122 compared to 2012, primarily a result of an increase in the proceeds from exercise of stock options of $4,331 and an increase in the excess tax benefits from stock-based compensation of $2,030, offset by a decrease in the issuance of restricted stock of $2,759 and increase in treasury stock purchases of $485.

Net cash provided by financing activities in 2012 increased by $3,587 compared to 2011, primarily a result of the proceeds from the issuance of restricted stock in the Tamarac acquisition of $2,759 (see Notes 3 and 11 to the notes to consolidated financial statements) offset by a decrease in proceeds from the exercise of stock options of $678.

Commitments

The following table sets forth information regarding our contractual obligations as of December 31, 2013:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(in thousands)

Operating leases (1)	$58,733	$5,987	$12,132	$12,291	$28,323
Purchase obligations	1,403	1,403	—	—	—
Total	$60,136	$7,390	$12,132	$12,291	$28,323

(1)                  We lease facilities under non-cancelable operating leases expiring at various dates through 2026.

The table above does not reflect the following:

•                  Amounts estimated for uncertain tax positions since the timing and likelihood of such payments cannot be reasonably estimated.

•                  Voluntary employer matching contributions to our defined contribution benefit plans since the amount cannot be reasonably estimated. For the years ended December 31, 2013, 2012 and 2011, we made voluntary employer matching contributions of $891, $660 and $474, respectively.

The Company includes various types of indemnification and guarantee clauses in certain arrangements. These indemnifications and guarantees may include, but are not limited to, infringement claims related to intellectual property, direct or consequential damages and guarantees to certain service providers and service level requirements with certain customers. The type and amount of any potential indemnification or guarantee varies substantially based on the nature of each arrangement. The Company has experienced no previous claims and cannot determine the maximum amount of potential future payments, if any, related to such indemnification and guarantee provisions. The Company believes that it is unlikely it will have to make material payments under these arrangements and therefore has not recorded a contingent liability in the consolidated balance sheets.

Off-Balance Sheet Arrangements

Other than operating leases as indicated above, we do not have any other off-balance sheet arrangements.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have or are expected to have a material effect on our operating results or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2013, 2012 and 2011, 83%, 81% and 81% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. As of December 31, 2013, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $660 to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $540 to pre-tax earnings.

Interest rate risk

We have no floating interest rate debt, therefore we are not directly exposed to interest rate risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Envestnet, Inc.:

We have audited the accompanying consolidated balance sheets of Envestnet, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envestnet, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 17, 2014

Envestnet, Inc.

Consolidated Balance Sheets

(in thousands, except share information)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$49,942	$29,983
Fees receivable, net	19,848	9,188
Deferred tax assets, net	2,462	2,089
Prepaid expenses and other current assets	7,155	2,501
Total current assets	79,407	43,761

Property and equipment, net	12,766	11,791
Internally developed software, net	5,740	4,324
Intangible assets, net	35,698	27,150
Goodwill	74,335	65,644
Deferred tax assets, net	8,367	6,194
Other non-current assets	4,929	3,535
Total assets	$221,242	$162,399

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$35,242	$20,594
Accounts payable	5,528	2,614
Contingent consideration liability	6,008	—
Deferred revenue	6,245	5,768
Total current liabilities	53,023	28,976

Contingent consideration liability	11,297	—
Deferred revenue liability	1,148	—
Deferred rent liability	2,051	2,195
Lease incentive liability	3,547	3,886
Other non-current liabilities	2,404	1,346
Total liabilities	73,470	36,403

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 45,628,814 and 44,071,564 shares issued as of December 31, 2013 and 2012, respectively; 33,876,020 and 32,355,675 shares outstanding as of December 31, 2013 and 2012, respectively	228	220
Additional paid-in capital	192,341	173,611
Accumulated deficit	(33,617)	(37,277)
Treasury stock at cost, 11,752,794 and 11,715,889 shares as of December 31, 2013 and 2012, respectively	(11,180)	(10,558)
Total stockholders’ equity	147,772	125,996
Total liabilities and stockholders’ equity	$221,242	$162,399

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share information)

	Year ended December 31,
	2013	2012	2011

Revenues:
Assets under management or administration	$200,568	$127,213	$99,236
Licensing and professional services	41,967	30,053	23,942
Total revenues	242,535	157,266	123,178

Operating expenses:
Cost of revenues	98,970	56,119	42,831
Compensation and benefits	77,442	54,973	40,305
General and administration	44,808	30,617	21,856
Depreciation and amortization	15,329	12,400	6,376
Restructuring charges	474	115	434
Total operating expenses	237,023	154,224	111,802

Income from operations	5,512	3,042	11,376

Other income (expense):
Interest income	18	29	77
Interest expense	—	(3)	(786)
Other income	182	—	1,100
Other expense	—	—	(1,183)
Loss on investments	—	—	(4)
Total other income (expense)	200	26	(796)

Income before income tax provision	5,712	3,068	10,580

Income tax provision	2,052	2,603	2,975

Net and comprehensive income	$3,660	$465	$7,605

Net income per share:
Basic	$0.11	$0.01	$0.24

Diluted	$0.10	$0.01	$0.23

Weighted average common shares outstanding:
Basic	33,191,088	32,162,672	31,643,390

Diluted	35,666,575	33,341,615	32,863,834

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share information)

	Common Stock		Treasury Stock		Additional		Total
	Shares	Amount	Common Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2010	43,068,371	$215	(11,699,549)	$(10,327)	$157,778	$(45,347)	$102,319

Exercise of stock options	447,528	3	—	—	2,744	—	2,747
Stock-based compensation	—	—	—	—	3,062	—	3,062
Purchase of treasury stock (at cost)	—	—	(5,624)	(94)	—	—	(94)
Net income	—	—	—	—	—	7,605	7,605
Balance, December 31, 2011	43,515,899	$218	(11,705,173)	$(10,421)	$163,584	$(37,742)	$115,639

Exercise of stock options	298,947	1	—	—	2,068	—	2,069
Issuance of common stock:
Vesting of restricted stock	24,568	—	—	—	—	—	—
Issuance of restricted stock	232,150	1	—	—	2,758	—	2,759
Stock-based compensation	—	—	—	—	4,342	—	4,342
Tax benefit attributable to exercise of stock options	—	—	—	—	1,549	—	1,549
Reversal of net operating loss tax benefit recognized from EnvestNet Group, Inc. merger	—	—	—	—	(690)	—	(690)
Purchase of treasury stock (at cost)	—	—	(10,716)	(137)	—	—	(137)
Net income	—	—	—	—	—	465	465
Balance, December 31, 2012	44,071,564	220	(11,715,889)	(10,558)	173,611	(37,277)	125,996

Exercise of stock options	721,050	3	—	—	6,397	—	6,400
Issuance of common stock - vesting of restricted stock	74,298	1	—	—	—	—	1
Exercise of warrants	761,902	4	—	—	—	—	4
Stock-based compensation	—	—	—	—	8,738	—	8,738
Tax benefit attributable to exercise of stock options	—	—	—	—	3,579	—	3,579
Reversal of state uncertain tax positions	—	—	—	—	16	—	16
Purchase of treasury stock (at cost)	—	—	(36,905)	(622)	—	—	(622)
Net income	—	—	—	—	—	3,660	3,660
Balance, December 31, 2013	45,628,814	228	(11,752,794)	(11,180)	192,341	(33,617)	147,772

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2013	2012	2011

OPERATING ACTIVITIES:
Net income	$3,660	$465	$7,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,329	12,400	6,376
Amortization of customer inducements	—	—	4,568
Deferred rent and lease incentive	(483)	1,389	332
Provision for doubtful accounts	203	—	—
Impairment of long-lived assets	330	—	—
Deferred income taxes	(2,546)	83	2,162
Stock-based compensation	8,738	4,342	3,062
Excess tax benefits from stock-based compensation	(3,579)	(1,549)	—
Imputed interest expense	787	3	786
Fair market value adjustment on contingent consideration	501	—	—
Loss on investments	—	—	4
Impairment of customer inducement asset	—	—	174
Contract settlement charges	—	—	1,183
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable	(9,566)	1,017	1,940
Prepaid expenses and other current assets	(1,075)	4,645	(1,988)
Other non-current assets	(1,444)	(181)	(978)
Customer inducements, net	—	—	(1,000)
Accrued expenses	12,389	3,100	802
Accounts payable	2,914	640	267
Deferred revenue	1,625	1,028	(507)
Other non-current liabilities	1,074	1,166	(39)
Net cash provided by operating activities	28,857	28,548	24,749

INVESTING ACTIVITIES:
Purchase of property and equipment	(6,125)	(4,838)	(4,798)
Capitalization of internally developed software	(3,143)	(2,350)	(1,482)
Repayment of notes payable assumed in acquisition	—	(174)	(162)
Acquisition of businesses, net of cash acquired	(8,992)	(62,352)	(23,719)
Net cash used in investing activities	(18,260)	(69,714)	(30,161)

FINANCING ACTIVITIES:
Proceeds from exercise of warrants	4	—	—
Proceeds from exercise of stock options	6,400	2,069	2,747
Issuance of restricted stock	1	2,759	—
Excess tax benefits from stock-based compensation expense	3,579	1,549	—
Purchase of treasury stock	(622)	(137)	(94)
Net cash provided by financing activities	9,362	6,240	2,653

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,959	(34,926)	(2,759)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,983	64,909	67,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,942	$29,983	$64,909

Supplemental disclosure of cash flow information - cash paid during the period for income taxes, net of refunds	$4,708	$796	$813

Supplemental disclosure of non-cash investing and financing activities:
Leasehold improvements funded by lease incentive	1,693	1,054	491
Non-cash consideration issued in a business acquisition	—	—	4,897
Contingent consideration issued in a business acquisition	16,017	—	—

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.                     Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provide open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via the Envestnet’s wealth management software, Envestnet | PMC®, Envestnet | Tamarac™, and Vantage Reporting Solution.

Envestnet’s wealth management software is a platform of integrated, internet-based technology applications and related services that provide portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing, and back-office and middle-office operations and administration.

The Company’s investment consulting group, Envestnet | PMC, provides investment manager due diligence and research, a full spectrum of investment offerings supported by both proprietary and third-party research and manager selection, and overlay portfolio management services.

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

Principles of Consolidation—The consolidated financial statements include the accounts of Envestnet and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency.

Management Estimates—Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Significant areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, costs capitalized for internally developed software, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of stock and stock options issued, fair value of customer inducement assets and liabilities, fair value of contingent consideration, realization of deferred tax assets, uncertain tax positions and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

•                  Asset management and administration fees — The Company derives revenues from fees charged as a percentage of the assets that are managed or administered on its technology platform by financial advisors, financial institutions, and their clients (collectively “customers”) and for services the Company provides to its customers. Such services include investment manager due diligence and research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing, and back office and middle-office operations and administration. Investment decisions for assets under management or administration are made by our customers. The asset management and administration fees the Company earns are generally based upon a contractual percentage of assets managed or administered on our platform based on preceding quarter-end values. The contractual fee percentages vary based on the level and type of services the Company provides to its customers. Fees related to assets under management or administration increase or decrease based on values of existing customer accounts. The values are affected by inflows or outflows of customer funds and market fluctuations.

•                  Licensing and professional services fees—

Licensing— The Company derives licensing fees from recurring contractual fixed fee contracts with larger financial institutions or enterprise clients. Licensing contracts allow the customer to provide a unique configuration of platform features and investment solutions for their advisors. The licensing fees vary based on the type of services provided and our revenues received under license agreements are recognized over the contractual term. The Company’s license agreements do not generally provide its customers the ability to take possession of the software or host the software on the customers’ own systems or through a hosting arrangement with an unrelated party.

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

After determining which deliverables represent a separate unit of accounting, each unit is then accounted for under the applicable revenue recognition guidance. In cases where elements cannot be treated as separate units of accounting, the elements are combined into a single unit of accounting for revenue recognition purposes. If one of the elements that are combined into a single unit of accounting is fees from professional services, including implementation related services or customized service platform software development, the professional service fees are recognized over the course of the expected customer relationship. We have estimated the life of the customer relationship by considering both the historical retention rate of our customers while not exceeding the number of years over which we can accurately forecast future revenues. We currently estimate this term to be five years.

When the Company enters into arrangements with multiple deliverables involving software, the Company applies the American Institute of Certified Public Accountants’ (“AICPA”) accounting guidance for software. The entire arrangement fee is allocated to each element in the arrangement based on the respective VSOE of fair value of each element.

Professional services— The Company derives professional service fees from providing contractual customized service platform software development, which are recognized under a proportional performance model utilizing an output-based approach.  The Company’s contracts generally have fixed prices, and generally specify or quantify interim deliverables.

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The Company uses the following factors to determine whether to record revenue on a gross or net basis:

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

Cost of Revenues—Cost of revenues primarily include expenses related to third party investment management and clearing, custody and brokerage services. Generally, these expenses are calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each quarter and are recognized ratably throughout the quarter based on the number of days in the quarter.

Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fees receivable. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including historical loss experience and current economic conditions. As of December 31, 2013 and 2012, the Company’s allowance for doubtful accounts was $203 and $0, respectively.  The following table summarizes the changes to the allowance for doubtful accounts:

December 31, 2013
Balance, beginning of year	$—
Add: Provisions for doubtful accounts	203
Less: Write-offs	—
Balance, end of year	$203

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

Investments— Investments are recorded at cost and reviewed for impairment. Investments are included in “Other non-current assets” on the consolidated balance sheets and consist of non-marketable investments in privately held companies, as well as other alternative investments.  The Company reviews these investments on a regular basis to evaluate the carrying amount and economic

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

viability of these investments. This policy includes, but is not limited to, reviewing each of the investee’s cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that the Company requests from these investees. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these investees.

The Company’s investments are assessed for impairment when a review of the investee’s operations indicates that there is a decline in value of the investment and the decline is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments are written down to estimated fair value. The Company estimates fair value using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and estimated discounted future cash flows. There were impairments to investments of $47, $0 and $0 during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Internally Developed Software—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internally developed software during the years ended December 31, 2013, 2012 and 2011.

Goodwill and Intangible Assets—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a two-step process that is performed at least annually or whenever events or circumstances indicate that impairment may have occurred. The Company has concluded that it has a single reporting unit. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flows. No impairment charges have been recorded for the years ended December 31, 2013, 2012 and 2011.

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Long-Lived Assets—Long-lived assets, such as property, equipment, capitalized internal use software and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. All long-lived assets of the Company are located in the U.S., except for approximately $997 and $764 as of December 31, 2013 and 2012, respectively, which are located in India.

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact recoverability of these assets. There were impairments to long-lived assets of $283, $0 and $0 during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Advertising Costs—The Company expenses all advertising costs as incurred and they are classified within general and administration expenses. Advertising costs totaled approximately $1,028, $1,504 and $1,388 for the years ended December 31, 2013, 2012 and 2011, respectively.

Research and Development—The Company intends to continue to invest in its technology platform and software and service offerings to provide financial advisors with access to investment solutions and services that address the widest range of financial advisors’ front-, middle-and back-office needs. In the years ended December 31, 2013, 2012 and 2011, our technology development expenses totaled $5,998, $6,309, and $4,942, respectively, exclusive of capitalization of internally developed software and related amortization.

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

Reclassifications—Certain reclassifications were made to the December 31, 2012 consolidated balance sheet to conform to the 2013 presentation.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have or are expected to have a material effect on our operating results or financial position.

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

In February 2010, the Company signed a seven-year platform services agreement (the “Agreement”) with FundQuest. Pursuant to the Agreement with FundQuest, the Company provided FundQuest and its clients with the Company’s platform technology and support services, replacing FundQuest’s technology platform. The Company earned fees based upon a contractual percentage of assets under administration. In connection with the Agreement, the Company was required to make various payments to FundQuest during the contract term as defined in the Agreement. These payments included an up-front payment upon completion of the conversion of FundQuest’s clients’ assets to the Company’s technology platform, five annual payments and a payment after the fifth year of the Agreement calculated based on the average annual revenues the Company was to receive from FundQuest during the first five years of the contract term. In addition, the Company also issued to FundQuest a warrant to purchase 1,388,888 shares of its common stock, with an exercise price of $10.80 for an estimated fair value of $2,946 (see Note 11). The present value of all payments and the fair value of the warrant was originally accounted for as customer inducement costs and were amortized as a reduction to the Company’s revenues from assets under management or administration on a straight-line basis over the contract term of seven years. Customer inducement amortization totaled $0, $0 and $4,568 for 2013, 2012 and 2011, respectively, and imputed interest totaled $0, $0 and $771 for 2013, 2012 and 2011, respectively.

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
$27,796

During 2012, the Company finalized the estimated working capital adjustment, which resulted in a decrease in goodwill of approximately $889 and an increase in prepaid expenses and other current assets, which was retrospectively adjusted in the December 31, 2011 consolidated balance sheet and the related notes to the consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of December 13, 2011, as adjusted.

December 31, 2011 (as adjusted)
Accounts receivable	$2,603
Prepaid expenses and other current assets	46
Property and equipment	442
Intangible assets	11,830
Goodwill	19,303
Accounts payable and accrued liabilities	(1,364)
Deferred income taxes	(4,710)
Deferred revenue	(354)
Total net assets acquired	$27,796

A summary of intangible assets acquired, estimated useful lives and amortization method was as follows:

	Amount	Weighted- Average Useful Life In Years	Amortization Method
Customer list	$11,830	7	Accelerated

The results of EPS’s operations are included in the consolidated statements of operations beginning December 13, 2011 and were not material to the 2011 results of operations.

Prima Capital Holding, Inc.

On April 5, 2012, the Company completed the acquisition of Prima Capital Holding, Inc. (“Prima”). In accordance with the stock purchase agreement, the Company acquired all of the outstanding shares of Prima for total consideration of approximately $13,925. Prima provides investment management due diligence, research applications, asset allocation modeling and multi-manager portfolios to the wealth management and retirement industries. Prima’s clientele includes banks, independent RIAs, regional broker-dealers, family offices and trust companies. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes.

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

The results of Prima’s operations are included in the consolidated statements of operations beginning April 5, 2012. Prima’s revenues and net loss for the nine months ended December 31, 2012 totaled $3,626 and ($791), respectively. The net loss for the nine months ended December 31, 2012 included pre-tax acquired intangible asset amortization of $1,005.

Tamarac, Inc.

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

The results of Tamarac’s operations are included in the consolidated statements of operations beginning May 1, 2012. Tamarac’s revenues and net loss for the eight-month period ended December 31, 2012 totaled $9,971 and ($1,236), respectively. The net loss for the eight months ended December 31, 2012 included pre-tax acquired intangible asset amortization of $1,304.

In accordance with the terms of the merger agreement between Envestnet and Tamarac, Tamarac senior management was required to apply at least 50% (up to 100%) of the aggregate proceeds of the Tamarac change of control payment totaling $2,759 to purchase registered shares of Envestnet common stock (232,150 shares) in an amount equal to 95% multiplied by the Envestnet closing market price on the day before the merger closed (see Note 11).

In addition, the Company adopted the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock. The unvested common stock vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition (see Note 12). The Company also granted to certain Tamarac employees 232,150 stock options to acquire Envestnet common stock at an exercise price of $12.51. These stock options vest on the second anniversary of the grant date (see Note 12).

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Wealth Management Solutions

On July 1, 2013, the Company completed the acquisition of the Wealth Management Solutions (“WMS”) division of Prudential Investments. In accordance with the purchase agreement, the Company acquired substantially all of the assets and assumed certain liabilities of WMS for total consideration of $24,730. WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill is deductible for income tax purposes.

The consideration in the acquisition was as follows:

Cash consideration	$8,992
Contingent consideration	15,738
$24,730

In connection with the acquisition of WMS, the Company is required to pay Prudential Investments contingent consideration of up to a total of $23,000 in cash, based upon meeting certain performance targets. The Company recorded a liability as of the date of acquisition of $15,738, which represented the estimated fair value of contingent consideration on the date of acquisition and is considered a Level 3 fair value measurement as described in Note 8. The estimated fair value of contingent consideration as of December 31, 2013 was $17,026. This amount is the present value of an undiscounted liability of $19,670, applying a discount rate of 10%. Payments will be made at the end of three twelve month closing periods. The future undiscounted payments are anticipated to be $6,000 on July 31, 2014, $6,745 on July 31, 2015 and $6,925 on July 31, 2016. The final future payments may be greater or lower than these amounts, based upon the attainment of performance targets. Changes to the estimated fair value of the contingent consideration are recognized in earnings of the Company.

For the six month period ending December 31, 2013, the Company recognized imputed interest expense on contingent consideration of $787 and an estimated fair value adjustment on contingent consideration of $501, which are included in general and administration expense in the condensed consolidated statement of operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

The results of WMS operations are included in the condensed consolidated statement of operations beginning July 1, 2013. WMS’s revenues and net loss for the six month period ended December 31, 2013 totaled $33,517 and ($1,056), respectively. The net loss includes acquired intangible asset amortization of $2,164, imputed interest expense on contingent consideration of $787 and an estimated fair value adjustment on contingent consideration of $501.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Acquisition related costs of $946, $2,317 and $405 are included in general and administration expenses in the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011, respectively.

Pro forma results for Envestnet, Inc. giving effect to the Prima, Tamarac and WMS acquisitions

The following unaudited pro forma financial information presents the combined results of operations of Envestnet and WMS for the year ended December 31, 2013 and Envestnet, Prima, Tamarac and WMS for the year ended December 31, 2012. The unaudited pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2012.

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

	At December 31,
	2013	2012

Revenues	$274,983	$223,838
Net loss	(9,935)	(25,351)
Net loss per share:
Basic	(0.30)	(0.79)
Diluted	(0.30)	(0.79)

4.                              Property and Equipment

Property and equipment consists of the following:

		At December 31,
	Estimated Useful Life	2013	2012

Cost:
Office furniture and fixtures	5-7 years	$4,266	$3,613
Computer equipment and software	3 years	26,910	22,098
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the lease term or useful life of the asset	8,299	7,638
		40,073	33,947
Less accumulated depreciation and amortization		(27,307)	(22,156)
Property and equipment, net		$12,766	$11,791

Depreciation and amortization expense was as follows:

	Year ended December 31,
	2013	2012	2011

Depreciation and amortization expense	$5,151	$4,685	$3,862

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5.                               Internally Developed Software

Internally developed software consists of the following:

		At December 31,
	Estimated Useful Life	2013	2012

Internally developed software	5 years	$16,374	$13,232
Less accumulated amortization		(10,634)	(8,908)
Internally developed software, net		$5,740	$4,324

Amortization expense was as follows:

	Year ended December 31,
	2013	2012	2011

Amortization expense	$1,726	$1,550	$1,579

6.                                      Goodwill and Intangible Assets

Changes in the carrying amount of the Company’s goodwill were as follows:

Balance at December 31, 2011	$21,334
Prima acquisition	9,283
Tamarac acquisition	35,027
Balance at December 31, 2012	65,644
WMS acquisition	8,691
Balance at December 31, 2013	$74,335

Intangible assets consist of the following:

		December 31, 2013			December 31, 2012
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer lists	4 - 12 years	$42,103	$(14,593)	$27,510	$28,103	$(8,720)	$19,383
Proprietary technologies	1.5 - 8 years	9,580	(2,792)	6,788	6,580	(657)	5,923
Trade names	5 years	2,090	(690)	1,400	2,090	(246)	1,844
Total intangible assets		$53,773	$(18,075)	$35,698	$36,773	$(9,623)	$27,150

Amortization expense was as follows:

	Year ended December 31,
	2013	2012	2011

Amortization expense	$8,452	$6,165	$935

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Future amortization expense of the intangible assets as of December 31, 2013, is expected to be as follows:

Years ending December 31:
2014	$9,254
2015	6,354
2016	5,346
2017	4,059
2018	3,370
Thereafter	7,315
$35,698

7.                        Other Non-Current Assets

Other non-current assets consist of the following:

	At December 31,
	2013	2012

Investment in private company	$1,250	$1,250
Deposits:
Lease	1,751	1,655
Other	286	264
Other	1,642	366
	$4,929	$3,535

The Company owns 1,250,000 Preferred A Units in a privately held company at a historical purchase price of $1,250. The Preferred A Units are entitled to a preferred distribution at a cumulative rate of 8% per annum of unreturned capital contributions, as defined in the agreement.

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money-market funds are considered Level 1 assets and totaled approximately $32,358 and $20,682 as of December 31, 2013 and 2012, respectively, and are included in cash and cash equivalents in the consolidated balance sheets.

The fair value of the contingent consideration liability described in Note 3 was estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

FASB’s ASC 820, Fair Value Measurements. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s assessments of expected future cash flows related to our acquisition of WMS, primarily estimated revenues and expenses during the three years subsequent to the date of acquisition, and the discount rate considering the uncertainties associated with the obligation.

The Company utilized a discounted cash flow method considering expected future performance of WMS, and its ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair value of the contingent consideration. The Company will continue to reassess the fair value of the contingent consideration at each reporting date until settlement. Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company.

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from December 31, 2012 to December 31, 2013:

Fair Value of Contingent Consideration Liability

Balance at December 31, 2012	$—

Fair value on WMS acquisition date of July 1, 2013	15,738
Fair value of other liabilities	279
Fair value estimate adjustment for the period July 1, 2013 - December 31, 2013	501
Imputed interest for the period July 1, 2013 - December 31, 2013	787
Balance at December 31, 2013	$17,305

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels 1, 2 and 3 during the year.

9.                        Accrued Expenses

Accrued expenses consist of the following:

	At December 31,
	2013	2012

Accrued investment manager fees	$19,310	$12,937
Accrued compensation and related taxes	12,125	5,726
Accrued professional services	694	408
Accrued restructuring charges	551	—
Other accrued expenses	2,562	1,523
	$35,242	$20,594

As a result of the FundQuest, Prima and Tamarac acquisitions, the Company incurred restructuring charges of $115 in the year ended December 31, 2012, primarily severance charges for certain Tamarac employees and lease abandonment charges related to Prima.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The Company incurred restructuring charges of $474 (see Note 15), net of deferred rent adjustment, in the year ended December 31, 2013, due to lease termination penalties incurred to terminate the Denver and Raleigh leases.

The summary of activity in accrued restructuring charges was as follows:

Balance at December 31, 2011	$290
Restructuring provision incurred	115
Payments	(405)
Balance at December 31, 2012	—
Restructuring charge, net	474
Lease termination payment accrued	551
Payments	(474)
Balance at December 31, 2013	$551

10.                 Income Taxes

Income before income tax provision was generated in the following jurisdictions:

	Year ended December 31,
	2013	2012	2011
Current:
Domestic	$4,074	$2,702	$10,291
Foreign	1,638	366	289
Total	$5,712	$3,068	$10,580

The components of the income tax provision charged to operations are summarized as follows:

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$3,432	$1,280	$261
State	699	235	459
Foreign	468	946	94
	4,599	2,461	814

Deferred:
Federal	$(2,059)	(48)	2,243
State	(492)	170	(60)
Foreign	4	20	(22)
	(2,547)	142	2,161

Total	$2,052	$2,603	$2,975

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Net deferred tax assets (liabilities) consist of the following:

	At December 31,
	2013	2012

Current:
Deferred revenue	$—	$346
Prepaid expenses and accruals	135	(108)
Net operating loss and tax credit carryforwards	2,702	2,563
Total current deferred tax assets	2,837	2,801
Less valuation allowance	(375)	(712)
Net current deferred tax assets	2,462	2,089

Non-current:
Deferred rent and lease incentives	2,017	2,212
Net operating loss and tax credit carryforwards	14,210	13,980
Loss on investments	(10)	2,157
Property and equipment and intangible assets	(10,193)	(13,284)
Stock compensation expense	5,004	3,058
Other	(284)	180
Total long-term deferred tax assets	10,744	8,303
Less valuation allowance	(2,377)	(2,109)
Net long-term deferred tax assets	$8,367	$6,194

The valuation allowance for net deferred tax assets as of December 31, 2013 and 2012 was $2,752 and $2,821, respectively. The valuation allowance as of December 31, 2013 and 2012 was related to capital losses of $2,085 and federal and state net operating losses of $667 for 2013, and capital losses of $2,157 and federal and state net operating losses of $644 for 2012. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which net operating losses and temporary differences are deductible. Management considers the scheduled reversal of deferred tax assets and liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of taxable income and projections for future taxable income over the periods for which the net operating losses are available and deferred tax assets are deductible, management believes that it is more-likely-than-not that, in consideration of its recorded valuation allowance, it will realize the benefits of the net operating losses and any other deferred tax assets. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Upon exercise of stock options, the Company recognizes any difference between GAAP compensation expense and compensation expense for income tax purposes as a tax windfall or shortfall. The difference is charged to equity in the case of a windfall. When the exercise results in a windfall and the windfall results in a net operating loss (“NOL”), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces income taxes payable.  For GAAP purposes, the Company has recognized all previously suspended windfall tax benefits because they were utilized on the Company’s 2012 tax return to reduce taxes payable. The Company has recognized all current windfall tax benefits because they will be utilized on the Company’s 2013 tax return to reduce taxes payable.  The benefits were recorded in stockholders’ equity, and as such, do not impact the Company’s effective tax rate.

The expected tax provision calculated at the statutory federal rate differs from the actual provision as follows:

	Year ended December 31,
	2013	2012	2011

Tax provision, at U.S. federal statutory tax rate	$1,942	$1,043	$3,597

State income tax, net of federal tax benefit	149	64	449
Effect of permanent items	581	414	487
Change in assertion over permanent reinvestment of foreign earnings	—	—	(234)
Effect of return to provision adjustment	(733)	(81)	(113)
Change in valuation allowance	—	(620)	—
Effect of contract settlement	—	—	(1,186)
Effect of change in state income tax rate	—	691	—
Uncertain tax positions	1,016	1,105	(25)
Foreign income taxes	(328)	(93)	—
State income tax adjustments	(24)	62	—
Effect of repatriation of foreign earnings	582	—	—
Research and development credits	(1,246)	—	—
Other	113	18	—
Income tax provision	$2,052	$2,603	$2,975

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

At December 31, 2013, the Company had NOL carryforwards for federal income tax purposes of $35,837 which are available to offset future federal taxable income, if any, and expire through 2031.

Of the $35,837 in NOL carryforwards, due to Internal Revenue Code Section 382 limitations, approximately $1,938 in NOLs will not be utilized.  In addition, as of December 31, 2013, we had NOL carryforwards for state income tax purposes of $29,174, available to reduce future income subject to income taxes.  The state NOL carryforwards expire through 2031.

In addition, the Company has alternative minimum tax credit carryforwards of approximately $75, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

A reconciliation of the beginning and ending amount of unrecognized tax benefit was as follows:

	Year ended December 31,
	2013	2012	2011
Unrecognized tax benefits balance at beginning of year	$1,097	$364	$415
Additions based on tax positions related to the current year	181	517	128
Additions based on tax positions related to prior years	1,045	474	55
Reductions for settlements with taxing authorities related to prior years	(56)	—	—
Reductions for lapses of statute of limitations	(209)	(258)	(235)
Unrecognized tax benefits balance at end of year	$2,058	$1,097	$364

At December 31, 2013, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $1,794.  At this time, the Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $292 in the next twelve months due to the completion of reviews by tax authorities, the voluntary filing of certain state income taxes and the expiration of certain statutes of limitations.

The Company filed voluntary disclosure agreements with six states during 2013 to limit the exposure to state income taxes in states where the Company had not filed tax returns.  As of December 31, 2013, the Company had not yet received notification that those liabilities will be settled and continues to maintain exposure in those states.  It is management’s belief that these agreements will be settled within the next twelve months.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2013, 2012 and 2011, income tax expense includes $33, $448 and $14, respectively, of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $636 and $642 as of December 31, 2013 and 2012, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, a subsidiary of the Company files a tax return in a foreign jurisdiction. The Company’s tax returns for the calendar years ended December 31, 2012, 2011 and 2010 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for the fiscal year ended March 31, 2009, as well as for the calendar years ended December 31, 2012, 2011, 2010 and 2009 remain open to examination by various state revenue services.

Our Indian subsidiary is currently under examination by the India Tax Authority for the fiscal year ended March 31, 2009, 2011 and 2012.  Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11.                        Stockholders’ Equity

In February 2010, in connection with the Agreement (see Note 3), the Company issued to FundQuest a warrant to purchase shares of the Company’s common stock, with an exercise price to be calculated as 120% of the Company’s initial public offering price per share of the Company’s common stock. As a result of the closing of the Company’s initial public offering, the number of shares of common stock issuable to FundQuest under the warrant was determined to be 1,388,888 at an exercise price of $10.80 per share. During 2011, the warrant was sold by FundQuest to a third party.  On June 24, 2013, the third party exercised the warrant via a cashless exercise, and as a result, the Company issued 761,902 shares of the Company’s common stock to the third party.

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

On October 11, 2013, the Company completed a public offering of common shares on behalf of selling stockholders. A total of 5,801,997 shares were sold, including an overallotment option exercised by the underwriters, at a public offering price of $29.25 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company incurred costs of $1,089 during the year ended December 31, 2013 in relation to the public offering and this amount is included in general and administration expenses in the consolidated statement of operations.

12.                        Stock-Based Compensation

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

The 2004 Plan has a change in control provision whereby if a change in control occurs and the participant’s awards are not equitably adjusted, such awards shall become fully vested and exercisable and all forfeiture restrictions on such awards shall lapse. Based on the terms of the 2004 Plan, the Company’s initial public offering in 2010 did not trigger the change in control provision and did not result in any modifications to the outstanding equity awards under the 2004 Plan.

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

The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock (“Target Incentive Awards”). The Target Incentive Awards vest based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition. The Company measured the cost of these awards based on the estimated fair value of the award as of the market closing price on the day before the acquisition closed. The Company is recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company estimates the expected vesting amount and recognizes compensation expense only for those awards expected to vest. This estimate is reassessed by management at each reporting period and may change based upon new facts and circumstances. Changes in the assumptions impact the total amount of expense ultimately recognized over the vesting period.

The Company also granted to certain Tamarac employees 232,150 stock options to acquire Envestnet common stock at an exercise price of $12.51. These stock options vest on the second anniversary of the grant date.

As of December 31, 2013, the maximum number of options and restricted stock available for future issuance under the Company’s plans is 1,296,092.

Employee stock-based compensation expense was as follows:

	Year ended December 31,
	2013	2012	2011

Employee stock-based compensation expense	$8,738	$4,342	$3,062
Tax effect on employee stock-based compensation expense	(3,196)	(1,643)	(1,159)
Net effect on income	$5,542	$2,699	$1,903

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Year ended December 31,
	2013	2012	2011

Grant date fair value of options	$6.11	$4.96	$5.14
Volatility	40.4%	39.7%	39.4%
Risk-free interest rate	1.0%	1.2%	2.37%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.0	6.0	6.0

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table summarizes option activity under the Company’s plans:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2010	4,998,337	$7.64
Granted	486,833	12.37
Exercised	(447,528)	6.14
Forfeited	(173,924)	9.36
Outstanding as of December 31, 2011	4,863,718	8.19	6.8	$18,704
Granted	738,915	12.53
Exercised	(298,947)	6.92
Forfeited	(26,274)	11.03
Outstanding as of December 31, 2012	5,277,412	8.86	6.3	26,885
Granted	190,413	15.34
Exercised	(721,050)	8.86
Forfeited	(109,304)	12.33
Outstanding as of December 31, 2013	4,637,471	9.04	5.4	31,877
Options exercisable	3,417,153	8.08	4.6	110,111

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2013, 2012 and 2011 of $40.30, $13.95 and $11.96, respectively, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date.

Exercise prices of stock options outstanding as of December 31, 2013 range from $0.11 to $15.34.

Other information is as follows:

	Year ended December 31,
	2013	2012	2011

Total intrinsic value of options exercised	$13,745	$1,611	$3,082
Cash received from exercises of stock options	6,400	2,069	2,747
Cash received from issuance of restricted stock	1	2,759	—

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following is a summary of the activity for unvested restricted stock awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance at December 31, 2010	—	$—
Granted	77,224	12.38
Vested	—	—
Forfeited	(3,404)	12.55
Balance at December 31, 2011	73,820	12.37
Granted	714,934	12.50
Vested	(24,568)	—
Expired/cancelled	(1,064)	12.45
Forfeited	(4,132)	12.49
Balance at December 31, 2012	758,990	12.49
Granted	386,245	19.54
Vested	(74,298)	—
Forfeited	(169,386)	12.69
Balance at December 31, 2013	901,551	16.50

At December 31, 2013, there was $2,724 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 0.9 years. At December 31, 2013, there was $3,694 of unrecognized compensation expense related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 1.8 years.

At December 31, 2013, there was an additional $5,448 of potential unrecognized stock compensation expense related to unvested restricted stock granted under the 2012 Plan that vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition, which the Company expects to recognize, if earned, over the remaining estimated vesting period of 1.3 to 3.3 years.  On March 31, 2013, 181,625 shares of restricted stock became performance vested under the first year performance condition. These shares will become fully vested upon employees meeting the subsequent two-year service condition.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Year ended December 31,
	2013	2012	2011

Basic income per share calculation:
Net income	$3,660	$465	$7,605

Basic number of weighted-average shares outstanding	33,191,088	32,162,672	31,643,390

Basic net income per share	$0.11	$0.01	$0.24

Diluted income per share calculation:
Net income	$3,660	$465	$7,605

Basic number of weighted-average shares outstanding	33,191,088	32,162,672	31,643,390
Effect of dilutive shares:
Options to purchase common stock	1,979,474	954,056	974,192
Common warrants	378,282	177,257	211,495
Restricted stock	117,731	47,630	34,757
Diluted number of weighted-average shares outstanding	35,666,575	33,341,615	32,863,834

Diluted net income per share	$0.10	$0.01	$0.23

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share are as follows:

	Year ended December 31,
	2013	2012	2011

Options to purchase common stock	—	1,209,748	121,000
Unvested restricted stock	432,272	559,551	—
Total	432,272	1,769,299	121,000

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14.                        Insurance Recovery

On April 26, 2011, the Company and its directors’ and officers’ liability insurance carrier entered into an agreement under which the insurance carrier agreed to pay the Company $1,100 to reimburse the Company for defense fees and expenses incurred by the Company in 2010 related to certain litigation. This amount was received in 2011 and is included in other income in the consolidated statement of operations.

15.                        Commitments and Contingencies

Leases

The Company rents office space under leases that expire at various dates through 2026.  In the third quarter of 2013, the Company exercised its right to early terminate the Denver and Raleigh office leases in accordance with the provisions of the leases. The total termination fees were $1,142, of which approximately $551 was paid during the third quarter. The remainder of the fee is due in July 2014. The impact of this early termination has been reflected in the lease commitment table below. During the year ended December 31, 2013, the Company recorded $474 (see Note 9) of restructuring charges, net of deferred rent adjustment, in the consolidated statement of operations related to these lease termination fees.

Future annual minimum lease commitments under operating leases were as follows:

Years ending December 31:
2014	$5,987
2015	5,592
2016	6,540
2017	6,125
2018	6,166
Thereafter	28,323
Total	$58,733

Rent expense for all operating leases totaled:

	Year ended December 31,
	2013	2012	2011

Rent expense	$5,103	$4,008	$2,930

Purchase Obligations and Indemnifications

The Company includes various types of indemnification and guarantee clauses in certain arrangements. These indemnifications and guarantees may include, but are not limited to, infringement claims related to intellectual property, direct or consequential damages and guarantees to certain service providers and service level requirements with certain customers. The type and amount of any potential indemnification or guarantee varies substantially based on the nature of each arrangement. The Company has experienced no previous claims and cannot determine the maximum amount of potential future payments, if any, related to such indemnification and guarantee provisions. The Company believes that it is unlikely it will have to make material payments under these arrangements and therefore has not recorded a contingent liability in the consolidated balance sheets.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The Company enters into unconditional purchase obligations arrangements for certain of its services that it receives in the normal course of business. As of December 31, 2013, the Company estimated future minimum unconditional purchase obligations to be incurred in 2014 to be $1,403.

Litigation

The Company is involved in other litigation arising in the ordinary course of its business. The Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its results of operations, financial condition, cash flows or business.

16.                        Major Customers

One customer accounted for the following percentage of the Company’s fees receivable:

	December 31,
	2013	2012

Fidelity	*	11%

*The fees receivable amount for 2013 were less than 10%.

One customer accounted for the following percentage of the Company’s revenues:

	December 31,
	2013	2012	2011

Fidelity	20%	22%	31%

17.                        Benefit Plan

The Company sponsors a profit sharing and savings plan under Section 401(k) or the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year ended December 31,
	2013	2012	2011

Voluntary employer matching contributions	$891	$660	$474

18.                        Net Capital Requirements

Portfolio Brokerage Services, Inc. (“PBS”) is a broker-dealer subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital (“net capital ratio”), both as defined, shall not exceed 15 to 1. SEC Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2013, the Company had net capital of $1,000, which was $900 in excess of its required net capital of $100. At December 31, 2013, the Company’s net capital ratio was .10 to 1.

Additionally, PBS is subject to net capital requirements of certain self-regulatory organizations and at December 31, 2013, PBS was in compliance with such requirements.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

19.                        Quarterly Financial Data (Unaudited)

Quarterly results for the years ended December 31, 2013 and 2012 were as follows:

	2013
	First	Second	Third	Fourth
Total revenues	$46,625	$51,632	$69,880	$74,398
Income from operations (1)	588	1,757	1,737	1,430
Net income	541	1,118	1,306	695
Net income per share
Basic	0.02	0.03	0.04	0.02
Diluted	0.02	0.03	0.04	0.01

	2012
	First	Second	Third	Fourth
Total revenues	$32,642	$37,962	$42,283	$44,379
Income (loss) from operations (2) (3)	1,232	(1,132)	920	2,022
Net income (loss) (4)	740	(668)	551	(158)
Net income (loss) per share
Basic	0.02	(0.02)	0.02	(0.01)
Diluted	0.02	(0.02)	0.02	(0.01)

(1)         Included in income from operations for the first quarter, second quarter, third quarter and fourth quarter of 2013 is $350, $705, $1,118 and $1,124, respectively, of restructuring and transaction related costs.

(2)         During the fourth quarter, the Company recorded a post closing adjustment that resulted in an increase of $305 to income (loss) from operations to adjust the vacation accrual.

(3)         Included in income (loss) from operations for the first quarter, second quarter, third quarter and fourth quarter of 2012 is $644, $1,353, $215 and $506, respectively, of restructuring and transaction related costs.

(4)         During the fourth quarter, the Company recorded certain post closing adjustments to income taxes including $848 related to additional India income taxes and $392 in additional income taxes primarily to correct deferred tax assets related to net operating loss carryforwards.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management has excluded Wealth Management Solutions (“WMS”), from its assessment of internal control over financial reporting as of December 31, 2013, because this entity was acquired by the Company in a purchase business combination in the third quarter of 2013. WMS has total assets representing $30,929,000 and has total revenues representing $33,517,000, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2013.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on their evaluation under the COSO framework, our principal executive officer and our principal financial officer concluded that as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Envestnet, Inc.:

We have audited Envestnet, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Envestnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Envestnet, Inc. acquired Wealth Management Solutions (WMS) during 2013, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, WMS’s internal control over financial reporting associated with total assets of $30,929,000, and total revenues of $33,517,000, included in the consolidated financial statements of Envestnet, Inc. and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of WMS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Envestnet, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 17, 2014

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors”,” “Board Meetings and Committees — Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held May 14, 2014, and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees — Director Compensation,” “Board Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Compensation Discussion and Analysis,” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2014, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Envestnet, Inc. Stock,” and in our Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2014, and is incorporated herein by reference. For a description of securities authorized under our equity compensation plans, see Note 12 to the notes to the consolidated financial statements in Part II, Item 8.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees — Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held May 14, 2014, is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders — Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders — Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2014, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

		Page Number in Form 10-K
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	48
	Consolidated Balance Sheets as of December 31, 2013 and 2012	49
	Consolidated Statements of Operations for each of the years ended December 31, 2013, 2012, and 2011	50
	Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2013, 2012 and 2011	51
	Consolidated Statements of Cash Flows for each of the years ended December 31, 2013, 2012 and 2011	52
	Notes to Consolidated Financial Statements	53

(a)(2)	Evaluation and Qualifying Accounts
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
10.20

Second Amendment to Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 13, 2013 and incorporated by reference herein.)*

10.21

Purchase and Sale Agreement between Prudential Investments LLC and Envestnet, Inc. dated as of April 11, 2013, (filed as Exhibit 10.21 to the Company’s Form 10-K filed with the SEC on June 14, 2013 and incorporated by reference herein.) **

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

***

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations for the year ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (v) notes to Consolidated Financial Statements.

The XBRL information in this Annual Report on Form 10-K, Exhibit 101, is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the Securities Act), or Section 18 of the Securities Act of 1934, as amended (the Exchange Act), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act of the Exchange Act, except as is expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: March 17, 2014	/s/ JUDSON BERGMAN
Judson Bergman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2014	/s/ PETER H. D’ARRIGO
Peter H. D’Arrigo
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 17, 2014.

Name	Position

/S/ JUDSON BERGMAN	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
Judson Bergman

/S/ PETER H. D’ARRIGO	Chief Financial Officer (Principal Financial Officer)
Peter H. D’Arrigo

/S/ MATTHEW J. MAJOROS	Vice President, Financial Reporting (Principal Accounting Officer)
Matthew J. Majoros

/S/ ROSS CHAPIN	Director
Ross Chapin

/S/ CYNTHIA EGAN	Director
Cynthia Egan

/S/ GATES HAWN	Director
Gates Hawn

/S/ JAMES JOHNSON	Director
James Johnson

/S/ CHARLES ROAME	Director
Charles Roame

/S/ YVES SISTERON	Director
Yves Sisteron