Form 10-Q
period 2014-03-31
ENVESTNET, INC.
filed 2014-05-09
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, 34,049,926 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$52,629	$49,942
Fees receivable, net	21,976	19,848
Deferred tax assets, net	2,462	2,462
Prepaid expenses and other current assets	7,278	7,155
Total current assets	84,345	79,407

Property and equipment, net	13,279	12,766
Internally developed software, net	6,111	5,740
Intangible assets, net	33,254	35,698
Goodwill	74,335	74,335
Deferred tax assets, net	8,367	8,367
Other non-current assets	5,213	4,929
Total assets	$224,904	$221,242

Liabilities and Equity
Current liabilities:
Accrued expenses	$31,542	$35,242
Accounts payable	6,797	5,528
Contingent consideration	5,864	6,008
Deferred revenue	6,011	6,245
Total current liabilities	50,214	53,023

Contingent consideration	11,573	11,297
Deferred revenue	2,473	1,148
Deferred rent	2,219	2,051
Lease incentive	3,282	3,547
Other non-current liabilities	2,421	2,404
Total liabilities	72,182	73,470

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 45,841,129 and 45,628,814 shares issued as of March 31, 2014 and December 31, 2013, respectively; 34,049,926 and 33,876,020 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	229	228
Additional paid-in capital	195,747	192,341
Accumulated deficit	(30,623)	(33,617)
Treasury stock at cost, 11,791,203 and 11,752,794 shares as of March 31, 2014 and December 31, 2013, respectively	(12,789)	(11,180)
Total stockholders’ equity	152,564	147,772
Non-controlling interest	158	—
Total equity	152,722	147,772
Total liabilities and equity	$224,904	$221,242

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenues:
Assets under management or administration	$67,081	$36,336
Licensing and professional services	11,458	10,289
Total revenues	78,539	46,625

Operating expenses:
Cost of revenues	34,437	16,808
Compensation and benefits	23,459	17,218
General and administration	12,150	8,893
Depreciation and amortization	4,422	3,118
Total operating expenses	74,468	46,037

Income from operations	4,071	588
Other income	81	5
Income before income tax provision	4,152	593

Income tax provision	1,284	52

Net income	2,868	541

Add: Net loss attributable to non-controlling interest	126	—
Net income attributable to Envestnet, Inc.	$2,994	$541

Net income per share attributable to Envestnet, Inc.:
Basic	$0.09	$0.02

Diluted	$0.08	$0.02

Weighted average common shares outstanding:
Basic	34,115,444	32,374,976

Diluted	36,558,983	34,269,939

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

	Common Stock		Treasury Stock		Additional
	Shares	Amount	Common Shares	Amount	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity

Balance, December 31, 2013	45,628,814	$228	(11,752,794)	$(11,180)	$192,341	$(33,617)	$—	$147,772

Exercise of stock options	95,609	1	—	—	838	—	—	839
Issuance of common stock - vesting of restricted stock	116,706	—	—	—	—	—	—	—
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(38,409)	(1,609)	—	—	—	(1,609)
Stock-based compensation	—	—	—	—	2,568	—	—	2,568
Issuance of membership interest in ERS, LLC	—	—	—	—	—	—	284	284
Net income	—	—	—	—	—	2,994	(126)	2,868
Balance, March 31, 2014	45,841,129	$229	(11,791,203)	$(12,789)	$195,747	$(30,623)	$158	$152,722

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$2,868	$541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,422	3,118
Deferred rent and lease incentive	(97)	20
Provision for doubtful accounts	—	60
Deferred income taxes	—	(570)
Stock-based compensation	2,568	2,306
Excess tax benefits from stock-based compensation	—	(160)
Imputed interest expense	412	—
Changes in operating assets and liabilities:
Fees receivable	(2,128)	(1,683)
Prepaid expenses and other current assets	(123)	(169)
Other non-current assets	(284)	(241)
Accrued expenses	(3,700)	260
Accounts payable	1,269	(122)
Deferred revenue	1,091	461
Other non-current liabilities	21	(66)
Net cash provided by operating activities	6,319	3,755

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,002)	(605)
Capitalization of internally developed software	(860)	(765)
Net cash used in investing activities	(2,862)	(1,370)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	839	56
Purchase of treasury stock for stock-based minimum tax withholdings	(1,609)	(366)
Excess tax benefits from stock-based compensation expense	—	160
Net cash used in financing activities	(770)	(150)

INCREASE IN CASH AND CASH EQUIVALENTS	2,687	2,235

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,942	29,983

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,629	$32,218

Supplemental disclosure of cash flow information - cash paid during the period for income taxes	$114	$416

Supplemental disclosure of non-cash operating, investing and financing activities:
Settlement of contingent consideration liability upon issuance of ERS, LLC membership interest	284	—
Acquired purchase option	400	—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.                       Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provide open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via the Envestnet’s wealth management software, Envestnet | PMC®, Envestnet | Tamarac™, Vantage Reporting Solution™ and Envestnet | WMS™.

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

Vantage Reporting Solution software aggregates and manages investment data, provides performance reporting and benchmarking, giving advisors an in-depth view of clients’ various investments, empowering advisors to give holistic, personalized advice.

Envestnet | WMS offers financial institutions access to an integrated wealth platform, which helps construct and manage sophisticated portfolio solutions across an entire account life cycle, particularly in the area of unified managed account trading. Envestnet | WMS’s Overlay Portfolio Management console helps wealth managers efficiently build customized client portfolios that consider both proprietary and open-architecture investment solutions.

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

2.                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2013 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2014 and the results of operations, equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited financial statements for the year ended December 31, 2013 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014.

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, costs capitalized for internally developed software, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of stock and stock options issued, fair value of contingent consideration, realization of deferred tax assets, uncertain tax positions and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Recent Accounting Pronouncements - There are no recent accounting pronouncements that have or are expected to have a material effect on the Company’s operating results or financial position.

3.                       Business Acquisitions

Envestnet Retirement Solutions, LLC and Non-controlling Interest

Effective February 1, 2014, the Company formed Envestnet Retirement Solutions, LLC (“ERS”), with various third parties. ERS offers advisory and technology enabled services to financial advisors and retirement plans. In exchange for an approximate 65% ownership interest in ERS, the Company contributed certain assets to ERS and has agreed to fund a certain amount of the operating expenses of ERS.

The accounting for the formation of ERS and the related fair values of tangible and intangible assets contributed is not complete.  The Company expects to finalize the valuation of the amounts contributed and complete the formation accounting as soon as practicable but no later than June 30, 2014.

Wealth Management Solutions

On July 1, 2013, the Company acquired the Wealth Management Solutions (“WMS”) division of Prudential Investments LLC. In accordance with the purchase agreement, the Company acquired substantially all of the assets and assumed certain liabilities of WMS for total consideration of $24,730. WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings.

In connection with the acquisition of WMS, the Company is required to pay Prudential Investments LLC contingent consideration of up to a total of $23,000 in cash, based upon meeting certain performance targets. The Company recorded a liability as of the date of acquisition of $15,738, which represented the estimated fair value of contingent consideration on the date of acquisition and is considered a Level 3 fair value measurement as described in Note 8.

The estimated fair value of contingent consideration as of March 31, 2014 was $17,437. This amount is the present value of an undiscounted liability of $19,670, applying a discount rate of 10%. Payments will be made at the end of three twelve month closing periods. The future undiscounted payments are anticipated to be $6,000 on July 31, 2014, $6,745 on July 31, 2015 and $6,925 on July 31, 2016. The final future payments may be greater or lower than these amounts, based upon the attainment of performance targets. Changes to the estimated fair value of the contingent consideration are recognized in earnings of the Company.

For the three month period ending March 31, 2014, the Company recognized imputed interest expense on contingent consideration of $412 which is included in general and administration expense in the condensed consolidated statement of operations.

Pro forma results for Envestnet, Inc. giving effect to the WMS acquisition

The following pro forma financial information presents the combined results of operations of Envestnet and WMS, acquired on July 1, 2013, for the three months ended March 31, 2013. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2013.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, imputed interest expense, stock-based compensation expense and the related tax effect on the aforementioned items.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of the beginning of 2013.

Three Months Ended
March 31,
2013

Revenues	$62,458
Net loss	(4,599)
Net loss per share:
Basic	(0.14)
Diluted	(0.14)

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

4. Property and Equipment

		March 31,	December 31,
	Estimated Useful Life	2014	2013

Cost:
Office furniture and fixtures	5-7 years	$4,588	$4,266
Computer equipment and software	3 years	28,502	26,910
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the lease term or useful life of the asset	8,387	8,299
		42,075	40,073
Less accumulated depreciation and amortization		(28,796)	(27,307)
Property and equipment, net		$13,279	$12,766

Depreciation and amortization expense was as follows:

	Three Months Ended
	March 31,
	2014	2013

Depreciation and amortization expense	$1,489	$1,123

5.                       Internally Developed Software

Internally developed software consists of the following:

		March 31,	December 31,
	Estimated Useful Life	2014	2013

Internally developed software	5 years	$17,234	$16,374
Less accumulated amortization		(11,123)	(10,634)
Internally developed software, net		$6,111	$5,740

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2014	2013

Amortization expense	$489	$411

6.                       Intangible Assets

Intangible assets consist of the following:

		March 31, 2014			December 31, 2013
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer lists	4 - 12 years	$42,103	$(16,117)	$25,986	$42,103	$(14,593)	$27,510
Proprietary technologies	1.5 - 8 years	9,580	(3,595)	5,985	9,580	(2,792)	6,788
Trade names	5 years	2,090	(807)	1,283	2,090	(690)	1,400
Total intangible assets		$53,773	$(20,519)	$33,254	$53,773	$(18,075)	$35,698

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2014	2013

Amortization expense	$2,444	$1,584

7.                       Other Non-Current Assets

Other non-current assets consist of the following:

	March 31,	December 31,
	2014	2013

Investment in private company	$1,250	$1,250
Deposits:
Lease	1,751	1,751
Other	286	286
Other	1,926	1,642
	$5,213	$4,929

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the Federal Deposit Insurance Corporation. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money market funds are based on the daily quoted market prices of the net asset value of the various money market funds. These money market funds are considered Level 1 assets, totaled approximately $31,396 and $32,358 as of March 31, 2014 and December 31, 2013, respectively, and are included in cash and cash equivalents in the condensed consolidated balance sheets.

The fair value of the contingent consideration liability related to the WMS acquisition on July 1, 2013 was estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows related to our acquisition of WMS during the subsequent three years from the date of acquisition, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the agreement.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liability for the three months ended March 31, 2014:

Fair Value of Contingent Consideration Liability

Balance at December 31, 2013	$17,305

Settlement of contingent consideration	(280)
Imputed interest	412
Balance at March 31, 2014	$17,437

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels 1, 2 and 3 during the quarter.

9.                       Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2014	2013

Accrued investment manager fees	$20,795	$19,310
Accrued compensation and related taxes	6,152	12,125
Accrued professional services	716	694
Accrued restructuring charges	551	551
Other accrued expenses	3,328	2,562
	$31,542	$35,242

10.                Income Taxes

The following table includes the Company’s income before income tax provision, income tax provision and effective tax rate:

	Three Months Ended
	March 31,
	2014	2013

Income before income tax provision	$4,152	$593
Income tax provision	1,284	52
Effective tax rate	30.9%	8.8%

The Company’s effective tax rate in the three months ended March 31, 2014 was higher than the effective tax rate in the three months ended March 31, 2013, primarily due to the relative amount of permanent adjustments and discrete benefits recognized in the respective periods.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The liability for unrecognized tax benefits reported in accrued expenses and other non-current liabilities was $2,487 and $2,693 at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $1,738. At this time, the Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $200 in the next twelve months due to the completion of reviews by tax authorities, the voluntary filing of certain state income taxes and the expiration of certain statutes of limitations.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $558 and $636 as of March 31, 2014 and December 31, 2013, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company’s tax returns for the calendar years ended December 31, 2013, 2012, 2011 and 2010 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for the calendar years ended December 31, 2013, 2012, 2011, 2010 and 2009 remain open to examination by various state revenue services.

The Company’s Indian subsidiary is currently under examination by the India Tax Authority for the fiscal years ended March 31, 2012, 2011 and 2009. Based on the outcome of examinations of the Company’s subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the condensed consolidated balance sheet. It is possible that one or more of these examinations may be finalized within the next twelve months.

11.                 Stock-Based Compensation

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). As of March 31, 2014, the maximum number of stock options and restricted stock available for future issuance under the Company’s plans is 914,257.

Employee stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended
	March 31,
	2014	2013

Employee stock-based compensation expense	$2,568	$2,306
Tax effect on employee stock-based compensation expense	(1,027)	(969)
Net effect on income	$1,541	$1,337

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended
	March 31,
	2014	2013

Grant date fair value of options	$16.81	$6.11
Volatility	38.7%	40.4%
Risk-free interest rate	1.8%	1.0%
Dividend yield	0.0%	0.0%
Expected term (in years)	6.0	6.0

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table summarizes option activity under the Company’s plans:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2013	4,637,471	$9.04
Granted	155,753	41.84
Exercised	(95,609)	8.77
Forfeited	(4,150)	9.00
Outstanding as of March 31, 2014	4,693,465	10.13	5.3	$141,293
Options exercisable	3,554,956	8.40	4.5	112,980

Exercise prices of stock options outstanding as of March 31, 2014 range from $0.11 to $41.84.

Restricted Stock

Periodically, the Company grants restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for unvested restricted stock awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share

Balance at December 31, 2013	901,551	$16.50
Granted	240,626	41.83
Vested	(116,706)	14.22
Forfeited	(10,324)	26.94
Balance at March 31, 2014	1,015,147	22.69

At March 31, 2014, there was $4,541 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.3 years. At March 31, 2014, there was $12,571 of unrecognized compensation expense related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 2.7 years. At March 31, 2014, there was an additional $4,971 of potential unrecognized stock compensation expense related to unvested restricted stock granted under the 2012 Plan that vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition, which the Company expects to recognize, if earned, over the remaining estimated vesting period of 1.0 to 3.0 years.

On March 31, 2014, 290,544 shares of restricted stock granted under the 2012 Plan became performance vested under the year two performance condition. These shares will become fully vested upon employees meeting the subsequent two-year service condition.

12.                 Earnings Per Share

Basic net income per share attributable to Envestnet, Inc. is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted earnings per share attributable to Envestnet, Inc., the basic weighted average number of shares is increased by the dilutive effect of stock options, common warrants and restricted stock using the treasury-stock method.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2014	2013

Net income attributable to Envestnet, Inc.	$2,994	$541

Basic number of weighted-average shares outstanding	34,115,444	32,374,976
Effect of dilutive shares:
Options to purchase common stock	2,230,313	1,331,120
Common warrants	—	388,222
Unvested restricted stock	213,226	175,621
Diluted number of weighted-average shares outstanding	36,558,983	34,269,939

Net income per share attributable to Envestnet, Inc.:
Basic	$0.09	$0.02

Diluted	$0.08	$0.02

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted net income per share attributable to Envestnet, Inc. were as follows:

	Three Months Ended
	March 31,
	2014	2013

Options to purchase common stock	—	190,413
Unvested restricted stock	87,381	377,926

13.                 Major Customers

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended
	March 31,
	2014	2013

Fidelity	19%	20%

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

The Company includes various types of indemnification and guarantee clauses in certain arrangements. These indemnifications and guarantees may include, but are not limited to, infringement claims related to intellectual property, direct or consequential damages and guarantees to certain service providers and service level requirements with certain customers. The type and amount of any potential indemnification or guarantee varies substantially based on the nature of each arrangement. The Company has experienced no previous claims and cannot determine the maximum amount of potential future payments, if any, related to such indemnification and guarantee provisions. The Company believes that it is unlikely it will have to make material payments under these arrangements and therefore has not recorded a contingent liability in the condensed consolidated balance sheets.

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

In addition, there may be other factors of which we are presently unaware or that we currently deem immaterial that could cause our actual results to be materially different from the results referenced in the forward-looking statements. All forward-looking statements contained in this annual report and documents incorporated herein by reference are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations.

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in Part I under “Risk Factors”; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this quarterly report on Form 10-Q and our 2013 Form 10-K completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the consolidated financial statements and related notes included in our 2013 Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Overview

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our technology platforms provides financial advisors with the flexibility to address their clients’ needs. As of March 31, 2014, approximately 32,400 advisors used our technology platforms, supporting approximately $572 billion of assets in approximately 2.4 million investor accounts.

Envestnet empowers financial advisors to deliver fee-based advice to their clients. We work with both Independent Registered Investment Advisors (“RIAs”), as well as advisors associated with financial institutions such as broker-dealers and banks. The services we offer and market to financial advisors address the advisors’ ability to grow their practice as well as to operate more efficiently—the Envestnet platforms span the various elements of the wealth management process, from the initial meeting an advisor has with a prospective client to the ongoing day-to-day operations of managing an advisory practice.

Our centrally-hosted technology platforms, which we refer to as having “open architecture” because of their flexibility, provide financial advisors with access to a series of integrated services to help them better serve their clients. These services include risk assessment and selection of investment strategies and solutions, asset allocation models, research and due diligence, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi-custodian performance reporting and communication tools, as well as access to a wide range of leading third-party asset custodians.

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

•                       Envestnet | PMC, our Portfolio Management Consultants group primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of proprietary investment solutions and products. Envestnet | PMC’s investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and Exchange Traded Fund (“ETF”) portfolios. Envestnet | PMC also offers Prima Premium Research, comprising institutional-quality research and due diligence on investment managers, mutual funds, ETFs and liquid alternatives funds.

•                       Envestnet | Tamarac provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management software, principally to high-end RIAs.

•                       Vantage Reporting Solution software aggregates and manages investment data, provides performance reporting and benchmarking, giving advisors an in-depth view of clients’ various investments, empowering advisors to give holistic, personalized advice and consulting.

•                       Envestnet | WMS offers financial institutions access to an integrated wealth platform, which helps construct and manage sophisticated portfolio solutions across an entire account life cycle, particularly in the area of unified managed account trading. Envestnet | WMS’s Overlay Portfolio Management console helps wealth managers efficiently build customized client portfolios that consider both proprietary and open-architecture investment solutions.

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 85% from $36,336 in the three months ended March 31, 2013 to $67,081 in the three months ended March 31, 2014. Total revenues, which include licensing and professional service fees, increased 68% from $46,625 in the three months ended March 31, 2013 to $78,539 in the three months ended March 31, 2014.

The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM or AUA, as well as an increase in revenues related to the WMS acquisition. Net income attributable to Envestnet, Inc. for the three months ended March 31, 2014 was $2,994, or $0.08 per diluted share, compared to $541, or $0.02 per diluted share for the three months ended March 31, 2013.

Adjusted revenues for the three months ended March 31, 2014 was $78,539, an increase of 68% from $46,762 in the prior year period. Adjusted EBITDA for the three months ended March 31, 2014 was $11,771, an increase of 43% from $8,207 in the prior year period. Adjusted net income for the three months ended March 31, 2014 was $6,301, or $0.17 per diluted share, compared to adjusted net income of $4,071, or $0.12 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Recent Events

Effective February 1, 2014, the Company formed Envestnet Retirement Solutions, LLC (“ERS”), with various third parties. ERS offers advisory and technology enabled services to financial advisors and retirement plans. In exchange for an approximate 65% ownership interest in ERS, the Company contributed certain assets to ERS and has agreed to fund a certain amount of the operating expenses of ERS.

The accounting for the formation of ERS and the related fair values of tangible and intangible assets contributed is not complete. We expect to finalize the valuation of the amounts contributed and complete the formation accounting as soon as practicable but no later than June 30, 2014.

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated.

AUM/A metrics in the table below, include WMS, which added approximately $25 billion in assets, 86,000 accounts and 3,100 advisors as of July 1, 2013.

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2013	2013	2013	2013	2014
	(in millions, except accounts and advisor data)
Platform Assets
Assets Under Management (AUM)	$34,870	$38,705	$41,932	$45,706	$49,383
Assets Under Administration (AUA)	74,839	85,601	118,228	132,215	146,748
Subtotal AUM/A	109,709	124,306	160,160	177,921	196,131
Licensing	295,330	302,604	326,567	358,919	376,341
Total Platform Assets	$405,039	$426,910	$486,727	$536,840	$572,472

Platform Accounts
AUM	167,167	190,883	200,648	211,039	226,452
AUA	311,884	357,283	456,461	524,806	566,139
Subtotal AUM/A	479,051	548,166	657,109	735,845	792,591
Licensing	1,289,491	1,365,773	1,425,102	1,508,254	1,559,188
Total Platform Accounts	1,768,542	1,913,939	2,082,211	2,244,099	2,351,779

Advisors
AUM/A	16,419	18,154	21,759	22,838	24,369
Licensing	6,970	7,261	7,511	7,794	8,025
Total Advisors	23,389	25,415	29,270	30,632	32,394

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended March 31, 2014
	As of 12/31/13	Gross Sales	Redemptions	Net Flows	Market Impact	As of 3/31/14
	(in millions except account data)
Assets under Management (AUM)	$45,706	$6,156	$(2,909)	$3,247	$430	$49,383
Assets under Administration (AUA)	132,215	19,889	(7,133)	12,756	1,777	146,748
Total AUM/A	$177,921	$26,045	$(10,042)	$16,003	$2,207	$196,131
Fee-Based Accounts	735,845	84,890	(28,144)	56,746		792,591

Gross sales for the three months ended March 31, 2014 included $8.4 billion in new client conversions included in the above AUM/A gross sales figures, and an additional $5.1 billion of conversions in Licensing.

The mix of AUM and AUA was as follows for the periods indicated:

	March 31,	June 30,	September 30,	December 31,	March 31,
	2013	2013	2013	2013	2014
Assets under management (AUM)	32%	31%	31%	26%	25%
Assets under administration (AUA)	68%	69%	69%	74%	75%
	100%	100%	100%	100%	100%

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
		(in thousands)
Revenues:
Assets under management or administration	$67,081	$36,336	$30,745	85%
Licensing and professional services	11,458	10,289	1,169	11%
Total revenues	78,539	46,625	31,914	68%

Operating expenses:
Cost of revenues	34,437	16,808	17,629	105%
Compensation and benefits	23,459	17,218	6,241	36%
General and administration	12,150	8,893	3,257	37%
Depreciation and amortization	4,422	3,118	1,304	42%
Total operating expenses	74,468	46,037	28,431	62%
Income from operations	4,071	588	3,483	*
Interest income	81	5	76	*
Income before income tax provision	4,152	593	3,559	*
Income tax provision	1,284	52	1,232	*
Net income	2,868	541	2,327	*
Add: Net loss attributable to non-controlling interest	126	—	126	100%
Net income attributable to Envestnet, Inc.	$2,994	$541	$2,453	100%

*Not meaningful.

Revenues

Total revenues increased 68% from $46,625 in the three months ended March 31, 2013 to $78,539 in the three months ended March 31, 2014. The increase was primarily due to an increase in revenues from AUM or AUA of $30,745. Revenues from AUM/A were 85% and 78% of total revenues in the three months ended March 31, 2014 and 2013, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 85% from $36,336 in the three months ended March 31, 2013 to $67,081in the three months ended March 31, 2014. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2014, relative to the corresponding period in 2013. In the first quarter of 2014, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2013, as well as an increase in revenues related to the WMS acquisition.

The number of financial advisors with AUM or AUA on our technology platforms increased from 16,419 as of March 31, 2013 to 24,369 as of March 31, 2014 and the number of AUM or AUA client accounts increased from approximately 479,000 as of March 31, 2013 to approximately 793,000 as of March 31, 2014.

Licensing and professional services

Licensing and professional services revenues increased 11% from $10,289 in the three months ended March 31, 2013 to $11,458 in the three months ended March 31, 2014, primarily due to an increase in licensing revenue of $1,987 and a decrease in professional services revenue of $818.

Cost of revenues

Cost of revenues increased 105% from $16,808 in the three months ended March 31, 2013 to $34,437 in the three months ended March 31, 2014, primarily due to a corresponding increase in revenues from AUM or AUA, as well as an increase related to the additional cost attributable to WMS revenues which have a higher cost profile than our non-WMS business. As a percentage of total revenues, cost of revenues increased from 36% in the three months ended March 31, 2013 to 44% in the three months ended March 31, 2014.

Compensation and benefits

Compensation and benefits increased 36% from $17,218 in the three months ended March 31, 2013 to $23,459 in the three months ended March 31, 2014, primarily due to an increase in salaries, benefits and commission expense of $5,592 related to an increase in headcount, primarily a result of an increase in headcount associated with the WMS acquisition.  As a percentage of total revenues, compensation and benefits decreased from 37% in the three months ended March 31, 2013 to 30% in the three months ended March 31, 2014.

General and administration

General and administration expenses increased 37% from $8,893 in the three months ended March 31, 2013 to $12,150 in the three months ended March 31, 2014, primarily due to increases in professional and legal fees of $1,660, website and systems development costs of $847, occupancy costs of $682, imputed interest expense on contingent consideration of $412, and communication, research and data services costs of $492. As a percentage of total revenues, general and administration expenses decreased from 19% in the three months ended March 31, 2013 to 15% in the three months ended March 31, 2014.

Depreciation and amortization

Depreciation and amortization expense increased 42% from $3,118 in the three months ended March 31, 2013 to $4,422 in the three months ended March 31, 2014, primarily due to an increase in intangible asset amortization of $860 as a result of the WMS acquisition. As a percentage of total revenues, depreciation and amortization expense decreased from 7% in the three months ended March 31, 2013 to 6% in the three months ended March 31, 2014.

Income tax provision

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Income tax provision	$1,284	$52
Effective tax rate	30.9%	8.8%

For the three months ended March 31, 2014, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, and the recognition of previously unrecognized tax benefits. For the three months ended March 31, 2013, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, the recognition of previously unrecognized tax benefits, and a change in the tax rate expected to apply to taxable income when deferred income taxes are realized.

Non-GAAP Financial Measures

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Adjusted revenues	$78,539	$46,762
Adjusted EBITDA	11,771	8,207
Adjusted net income	6,301	4,071
Adjusted net income per share	0.17	0.12

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

“Adjusted EBITDA” represents net income before deferred revenue fair value adjustment, interest income, imputed interest expense on contingent consideration, income tax provision, depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance, litigation-related expense and pre-tax loss attributable to non-controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, imputed interest expense on contingent consideration, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance, amortization of acquired intangibles, litigation-related expense and net loss attributable to non-controlling interest. Reconciling items are tax-effected using the income tax rates in effect on the applicable date.

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

•                  Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2014 and 2013, we had cash income tax payments, net of refunds, of $114 and $416 for the three months ended March 31, 2014 and 2013, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•                  Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Total revenues	$78,539	$46,625
Deferred revenue fair value adjustment	—	137
Adjusted revenues	$78,539	$46,762

The following table sets forth a reconciliation of net income to adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Net income	$2,868	$541
Add (deduct):
Deferred revenue fair value adjustment	—	137
Interest income	(81)	(5)
Imputed interest expense on contingent consideration	412	—
Income tax provision	1,284	52
Depreciation and amortization	4,422	3,118
Non-cash compensation expense	2,568	2,487
Restructuring charges and transaction costs	104	350
Re-audit related expenses	—	1,333
Severance	4	187
Litigation related expense	—	7
Pre-tax loss attributable to non-controlling interest	190	—
Adjusted EBITDA	$11,771	$8,207

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Net income	$2,868	$541
Add:
Deferred revenue fair value adjustment	—	79
Imputed interest expense on contingent consideration	247	—
Non-cash compensation expense	1,541	1,443
Restructuring charges and transaction costs	62	203
Re-audit related expenses	—	773
Severance	2	109
Amortization of acquired intangibles	1,467	919
Litigation related expense	—	4
Net loss attributable to non-controlling interest	114	—
Adjusted net income	6,301	4,071

Diluted number of weighted-average shares outstanding	36,558,983	34,269,939

Adjusted net income per share	$0.17	$0.12

*                                         Adjustments, excluding non-deductible transaction costs, are tax effected using an income tax rate of 40.0% and 42.0% for 2014 and 2013, respectively.

Liquidity and Capital Resources

As of March 31, 2014, we had total cash and cash equivalents of $52,629 compared to $49,942 as of December 31, 2013. We plan to use existing cash as of March 31, 2014 and cash generated in the ongoing operations of our business to fund our current operations and capital expenditures for the remainder of 2014.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Net cash provided by operating activities	$6,319	$3,755
Net cash used in investing activities	(2,862)	(1,370)
Net cash used in financing activities	(770)	(150)
Net increase in cash and cash equivalents	2,687	2,235
Cash and cash equivalents, end of period	52,629	32,218

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 increased by $2,564 compared to the same period in 2013, primarily due to an increase in net income of $2,327 and an increase in non-cash adjustments totaling $2,531, offset by a decrease in the change in operating assets and liabilities totaling $2,294.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 increased by $1,492 compared to the same period in 2013. The increase is primarily a result of an increase in cash disbursements for the purchase of property and equipment of $1,397.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 increased by $620 compared to the same period in 2013, due to an increase in tax payments related to net share settlement withholdings of $1,243 and offset by an increase in proceeds from the issuance of stock options of $783.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K include the discussion of estimates used for recognition of revenues, purchase accounting, internally developed software, non-cash stock-based compensation expense, and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from the amounts reported.

Commitments and Off-Balance Sheet Arrangements

Leases and Purchase Obligations

We lease facilities under non-cancelable operating leases expiring at various dates through 2026. See our Form 10-K for the year ended December 31, 2013 for our contractual obligations relating to operating leases and purchase obligations.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three months ended March 31, 2014, 85% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three months ended March 31, 2014, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $200 to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $160, to pre-tax earnings.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

Item 4.                                  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2014, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                         Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our 2013 Form 10-K, when making investment decisions regarding our securities. The risk factors that were disclosed in our 2013 Form 10-K have not materially changed since the date our 2013 Form 10-K was filed.

Item  2.                               Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

(c) Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicaly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
January 1, 2014 through January 31, 2014	—	—	—	—
February 1, 2014 through February 28, 2014	38,409	$41.84	—	—
March 1, 2014 through March 31, 2014	—	—	—	—

Item  3.                                Defaults Upon Senior Securities

None.

Item  4.                                Mine Safety Disclosures

Not applicable.

Item  5.                               Other Information

None.

Item  6.                               Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2014.

ENVESTNET, INC.

By:	/s/ Judson Bergman
Judson Bergman
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Vice President, Financial Reporting
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

*                 Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) the Condensed Consolidated Statement of Equity for the three months ended March 31, 2014; (iv) the Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2014 and 2013; (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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