Form 10-Q
period 2014-06-30
ENVESTNET, INC.
filed 2014-08-11
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, 34,162,619 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$64,464	$49,942
Fees and other receivables, net	24,857	19,848
Deferred tax assets, net	3,705	2,462
Prepaid expenses and other current assets	6,660	7,155
Total current assets	99,686	79,407

Property and equipment, net	14,565	12,766
Internally developed software, net	6,394	5,740
Intangible assets, net	31,398	35,698
Goodwill	74,868	74,335
Deferred tax assets, net	8,367	8,367
Other non-current assets	5,110	4,929
Total assets	$240,388	$221,242

Liabilities and Equity
Current liabilities:
Accrued expenses	$33,683	$35,242
Accounts payable	6,728	5,528
Contingent consideration	6,000	6,008
Deferred revenue	6,566	6,245
Total current liabilities	52,977	53,023

Contingent consideration	11,389	11,297
Deferred revenue	3,017	1,148
Deferred rent	2,575	2,051
Lease incentive	4,146	3,547
Other non-current liabilities	2,548	2,404
Total liabilities	76,652	73,470

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 45,942,152 and 45,628,814 shares issued as of June 30, 2014 and December 31, 2013, respectively; 34,149,003 and 33,876,020 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	230	228
Additional paid-in capital	202,729	192,341
Accumulated deficit	(26,904)	(33,617)
Treasury stock at cost, 11,793,149 and 11,752,794 shares as of June 30, 2014 and December 31, 2013, respectively	(12,875)	(11,180)
Total stockholders’ equity	163,180	147,772
Non-controlling interest	556	—
Total equity	163,736	147,772
Total liabilities and equity	$240,388	$221,242

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Assets under management or administration	$70,727	$41,234	$137,808	$77,570
Licensing and professional services	14,102	10,398	25,560	20,687
Total revenues	84,829	51,632	163,368	98,257

Operating expenses:
Cost of revenues	37,955	19,638	72,392	36,446
Compensation and benefits	25,157	17,194	48,616	34,412
General and administration	12,936	9,962	25,086	18,855
Depreciation and amortization	4,615	3,081	9,037	6,199
Total operating expenses	80,663	49,875	155,131	95,912

Income from operations	4,166	1,757	8,237	2,345
Other income	1,839	186	1,920	191
Income before income tax provision	6,005	1,943	10,157	2,536

Income tax provision	2,355	825	3,639	877

Net income	3,650	1,118	6,518	1,659

Add: Net loss attributable to non-controlling interest	69	—	195	—
Net income attributable to Envestnet, Inc.	$3,719	$1,118	$6,713	$1,659

Net income per share attributable to Envestnet, Inc.:

Basic	$0.11	$0.03	$0.20	$0.05

Diluted	$0.10	$0.03	$0.18	$0.05

Weighted average common shares outstanding:
Basic	34,547,277	32,661,196	34,332,759	32,518,943

Diluted	36,805,758	35,164,106	36,726,121	34,760,568

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

	Common Stock		Treasury Stock		Additional
	Shares	Amount	Common Shares	Amount	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity

Balance, December 31, 2013	45,628,814	$228	(11,752,794)	$(11,180)	$192,341	$(33,617)	$—	$147,772

Exercise of stock options	190,961	2	—	—	1,613	—	—	1,615
Issuance of common stock - vesting of restricted stock	122,377	—	—	—	—	—	—	—
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(40,355)	(1,695)	—	—	—	(1,695)
Stock-based compensation	—	—	—	—	5,572	—	195	5,767
Excess tax benefits from stock-based compensation expense	—	—	—	—	3,203	—	—	3,203
Issuance of membership interest in ERS, LLC	—	—	—	—	—	—	556	556
Net income (loss)	—	—	—	—	—	6,713	(195)	6,518
Balance, June 30, 2014	45,942,152	$230	(11,793,149)	$(12,875)	$202,729	$(26,904)	$556	$163,736

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$6,518	$1,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,037	6,199
Deferred rent and lease incentive	1,123	(48)
Provision for doubtful accounts	—	60
Deferred income taxes	—	(1,094)
Stock-based compensation	5,767	4,266
Excess tax benefits from stock-based compensation	(3,203)	(1,047)
Imputed interest expense	824	—
Fair market value adjustment on contingent consideration	(460)	—
Changes in operating assets and liabilities:
Fees and other receivables, net	(5,009)	(3,672)
Prepaid expenses and other current assets	2,455	(672)
Other non-current assets	(1,136)	(568)
Accrued expenses	(1,559)	3,490
Accounts payable	1,200	1,489
Deferred revenue	2,190	80
Other non-current liabilities	144	25
Net cash provided by operating activities	17,891	10,167

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,841)	(1,638)
Capitalization of internally developed software	(1,651)	(1,503)
Net cash used in investing activities	(6,492)	(3,141)

FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	4
Proceeds from exercise of stock options	1,615	2,204
Issuance of restricted stock	—	1
Purchase of treasury stock for stock-based minimum tax withholdings	(1,695)	(586)
Excess tax benefits from stock-based compensation expense	3,203	1,047
Net cash provided by financing activities	3,123	2,670

INCREASE IN CASH AND CASH EQUIVALENTS	14,522	9,696

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,942	29,983

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,464	$39,679

Supplemental disclosure of cash flow information - cash paid during the period for income taxes, net of refunds	$18	$2,955
Supplemental disclosure of non-cash operating, investing and financing activities:
Settlement of contingent consideration liability upon issuance of ERS, LLC membership interest	158	—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.                       Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provide open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via Envestnet’s wealth management software, Envestnet | PMC®, Envestnet | Tamarac™, Vantage Reporting Solution™ and Envestnet | WMS™.

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

2.                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2013 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2014 and the results of operations, equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited financial statements for the year ended December 31, 2013 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

Other Income - On June 18, 2014, the Company reached an agreement with a vendor regarding the recovery of certain expenses the Company incurred in 2013.  Under the terms of the agreement, the vendor agreed to pay the Company $1,825. The Company recognized a pre-tax gain of $1,825 resulting from the agreement, which is included in “Other income” in the condensed consolidated statements of operations for the three and six months ended June 30, 2014.

Non-controlling Interest - Effective February 1, 2014, the Company formed Envestnet Retirement Solutions, LLC (“ERS, LLC”) with various third parties. ERS, LLC offers advisory and technology enabled services to financial advisors and retirement plans. In exchange for a 64.5% ownership interest in ERS, LLC, the Company contributed certain assets and has agreed to fund a certain amount of the operating expenses of ERS, LLC.

The allocation of gains and losses to the members of ERS, LLC is based on a hypothetical liquidation book value method in accordance with the ERS, LLC operating agreement.  In the three and six months ended June 30, 2014, losses of $69 and $195, respectively, are reflected as non-controlling interest in the condensed consolidated statements of operations.

Recent Accounting Pronouncements - On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3.                       Business Acquisitions

Acquisition of Klein Decisions, Inc.

On May 20, 2014, ERS, LLC entered into a stock purchase agreement with Klein Decisions, Inc. (“Klein”). In accordance with the stock purchase agreement, ERS, LLC acquired all of the outstanding shares of Klein for cash consideration of approximately $1,500, a promissory note in the amount of $1,500, and contingent consideration with a minimum guaranteed amount of $1,175, to be paid over three years.  The promissory note is payable by ERS, LLC on July 31, 2014.  Klein develops dynamic decision systems that incorporate investor preferences, goals, and priorities into the investment process.

On July 1, 2014, ERS, LLC completed the acquisition of Klein.  ERS, LLC is currently in the initial phase of gathering financial information and has not completed the estimated fair values of the assets acquired and liabilities assumed.

On July 9, 2014, ERS, LLC accepted the subscription of former owners of Klein (the “Klein Parties”) to purchase an 11.7% ownership interest of ERS, LLC for $1,500.  The Klein Parties have the right to require ERS, LLC to repurchase units issued pursuant to the subscription anytime between 18 and approximately 36 months after July 1, 2014 for the amount of $1,500.  This purchase obligation is guaranteed by the Company.

After taking into account the subscription of the Klein Parties, the Company’s ownership interest in ERS, LLC is 57%.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Agreement to Acquire Placemark Holdings, Inc.

On June 30, 2014, Envestnet, Inc. (“Envestnet”) entered into an acquisition agreement and plan of merger (which was amended and restated on August 11, 2014, the “Agreement”) with Placemark Holdings, Inc., a Delaware corporation (“Placemark”), and certain of its shareholders pursuant to which Envestnet will acquire Placemark (the “Acquisition”). Placemark develops Unified Managed Account (“UMA”) programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full-service broker-dealers and RIA firms.

Under the terms of the Agreement, Envestnet has agreed to pay an aggregate of $66,000 in cash upon closing of the Acquisition, subject to certain post-closing adjustments. Envestnet expects to fund the Acquisition with available cash and borrowings under its credit agreement (see Note 15).

The Acquisition is subject to customary closing conditions, including certain customer consents, and is expected to be completed during the second half of 2014.

Acquisition of Wealth Management Solutions

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

The estimated fair value of contingent consideration as of June 30, 2014 was $17,389. This amount is the present value of an undiscounted liability of $19,137, applying a discount rate of 10%. Payments will be made at the end of three twelve month closing periods. The future undiscounted payments are anticipated to be $6,000 on August 15, 2014, $6,437 on August 15, 2015 and $6,700 on August 15, 2016. The final future payments may be greater or lower than these amounts, based upon the attainment of performance targets. Changes to the estimated fair value of the contingent consideration are recognized in earnings of the Company.

For the three and six months ended June 30, 2014, the Company recognized imputed interest expense on contingent consideration of $412 and $824, respectively.  During the three months ended June 30, 2014, the Company recorded a fair value adjustment to decrease the contingent consideration liability by $460 which is included in general and administration expense in the condensed consolidated statement of operations.

Pro forma results for Envestnet, Inc. giving effect to the WMS acquisition

The following pro forma financial information presents the combined results of operations of Envestnet and WMS, acquired on July 1, 2013, for the three and six months ended June 30, 2013. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2013.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, imputed interest expense, stock-based compensation expense and the related tax effect on the aforementioned items.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Pro forma financial information for the three and six months ended June 30, 2013 is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of the beginning of 2013.

	Three Months Ended	Six Months Ended

Revenues	$68,247	$130,705
Net loss	(6,677)	(11,276)
Net loss per share:
Basic	(0.21)	(0.35)
Diluted	(0.21)	(0.35)

4.                       Property and Equipment

		June 30,	December 31,
	Estimated Useful Life	2014	2013

Cost:
Office furniture and fixtures	5-7 years	$4,921	$4,266
Computer equipment and software	3 years	29,743	26,910
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the lease term or useful life of the asset	9,652	8,299
		44,914	40,073
Less accumulated depreciation and amortization		(30,349)	(27,307)
Property and equipment, net		$14,565	$12,766

Depreciation and amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Depreciation and amortization expense	$1,553	$1,095	$3,042	$2,218

5.                      Internally Developed Software

Internally developed software consists of the following:

		June 30,	December 31,
	Estimated Useful Life	2014	2013

Internally developed software	5 years	$18,025	$16,374
Less accumulated amortization		(11,631)	(10,634)
Internally developed software, net		$6,394	$5,740

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Amortization expense	$508	$418	$997	$829

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

6.                                      Intangible Assets

Intangible assets consist of the following:

		June 30, 2014			December 31, 2013
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer lists	4 - 12 years	$42,403	$(17,665)	$24,738	$42,103	$(14,593)	$27,510
Proprietary technologies	1.5 - 8 years	9,978	(4,482)	5,496	9,580	(2,792)	6,788
Trade names	5 years	2,090	(926)	1,164	2,090	(690)	1,400
Total intangible assets		$54,471	$(23,073)	$31,398	$53,773	$(18,075)	$35,698

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Amortization expense	$2,554	$1,568	$4,998	$3,152

7.                                      Other Non-Current Assets

Other non-current assets consist of the following:

	June 30,	December 31,
	2014	2013

Investment in private company	$1,250	$1,250
Deposits:
Lease	1,784	1,751
Other	436	286
Other	1,640	1,642
	$5,110	$4,929

8.                       Fair Value Measurements

Financial assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The Company periodically invests excess cash in money-market funds not insured by the Federal Deposit Insurance Corporation. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money market funds are based on the daily quoted market prices of the net asset value of the various money market funds. These money market funds are considered Level 1 assets, totaled approximately $44,829 and $32,358 as of June 30, 2014 and December 31, 2013, respectively, and are included in cash and cash equivalents in the condensed consolidated balance sheets.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liability for the six months ended June 30, 2014:

Fair Value of Contingent Consideration Liability

Balance at December 31, 2013	$17,305

Settlement of contingent consideration liability	(158)
Measurement period adjustment	(122)
Fair market value adjustment	(460)
Imputed interest	824
Balance at June 30, 2014	$17,389

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2014.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

9.                       Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2014	2013

Accrued investment manager fees	$22,398	$19,310
Accrued compensation and related taxes	9,181	12,125
Accrued professional services	500	694
Accrued restructuring charges	—	551
Other accrued expenses	1,604	2,562
	$33,683	$35,242

10.                Income Taxes

The following table includes the Company’s income before income tax provision, income tax provision and effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Income before income tax provision	$6,005	$1,943	$10,157	$2,536
Income tax provision	2,355	825	3,639	877
Effective tax rate	39.2%	42.5%	35.8%	34.6%

The Company’s effective tax rate in the three months ended June 30, 2014, was lower than the effective tax rate in the three months ended June 30, 2013, primarily due to a decrease in permanent items and a change in the tax rate expected to apply to taxable income. The Company’s effective tax rate in the six months ended June 30, 2014, was higher than the effective tax rate in the six months ended June 30, 2013, due to a benefit recorded in 2013 resulting from a change in the tax rate expected to apply to taxable income.

The liability for unrecognized tax benefits reported in other non-current liabilities was $2,426 and $2,693 at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $1,673. At this time, the Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $200 in the next twelve months due to the completion of reviews by tax authorities, the voluntary filing of certain state income taxes and the expiration of certain statutes of limitations.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $562 and $636 as of June 30, 2014 and December 31, 2013, respectively.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

11.                 Stock-Based Compensation

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). As of June 30, 2014, the maximum number of stock options and restricted stock available for future issuance under the Company’s plans is 921,799.

Employee stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Employee stock-based compensation expense	$3,199	$1,960	$5,767	$4,266
Tax effect on employee stock-based compensation expense	(1,280)	(832)	(2,307)	(1,475)
Net effect on income	$1,919	$1,128	$3,460	$2,791

Stock Options

The following weighted average assumptions were used to value stock options granted during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Grant date fair value of stock options	$—	$—	$16.81	$6.11
Volatility	—	—	38.7%	40.4%
Risk-free interest rate	—	—	1.8%	1.0%
Dividend yield	—	—	0.0%	0.0%
Expected term (in years)	—	—	6.0	6.0

The following table summarizes stock option activity under the Company’s plans:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2013	4,637,471	$9.04
Granted	155,753	41.84
Exercised	(95,609)	8.77
Forfeited	(4,150)	9.00
Outstanding as of March 31, 2014	4,693,465	10.13	5.3	$141,293
Granted	—
Exercised	(95,352)	8.14
Forfeited	(3,300)	7.80
Outstanding as of June 30, 2014	4,594,813	10.17	5.0	$178,031
Options exercisable	3,748,286	8.73	4.5	$150,653

Exercise prices of stock options outstanding as of June 30, 2014 range from $0.11 to $41.84. At June 30, 2014, there was $3,633 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.3 years.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Restricted Stock

Periodically, the Company grants restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for unvested restricted stock awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share

Balance at December 31, 2013	901,551	$16.50
Granted	240,626	41.83
Vested	(116,706)	14.22
Forfeited	(10,324)	26.94
Balance at March 31, 2014	1,015,147	22.69
Granted	—	—
Vested	(5,671)	24.60
Forfeited	(4,312)	29.79
Balance at June 30, 2014	1,005,164	22.65

At June 30, 2014, there was $11,178 of unrecognized compensation expense related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 2.4 years. At June 30, 2014, there was an additional $4,240 of potential unrecognized stock compensation expense related to unvested restricted stock granted under the 2012 Plan that vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition, which the Company expects to recognize, if earned, over the remaining estimated vesting period of 0.75 to 2.75 years.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income attributable to Envestnet, Inc.	$3,719	$1,118	$6,713	$1,659

Basic number of weighted-average shares outstanding	34,547,277	32,661,196	34,332,759	32,518,943
Effect of dilutive shares:
Options to purchase common stock	2,166,237	1,805,969	2,198,089	1,605,065
Common warrants	—	609,489	—	523,020
Unvested restricted stock	92,244	87,452	195,273	113,540
Diluted number of weighted-average shares outstanding	36,805,758	35,164,106	36,726,121	34,760,568

Net income per share attribuatable to Envestnet, Inc.:
Basic	$0.11	$0.03	$0.20	$0.05

Diluted	$0.10	$0.03	$0.18	$0.05

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted net income per share attributable to Envestnet, Inc. were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Options to purchase common stock	155,753	—	155,753	—
Unvested restricted stock	—	348,139	—	348,139

13.                 Major Customers

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Fidelity	19%	23%	19%	22%

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

15.                               Credit Agreement

On June 19, 2014, Envestnet and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent, pursuant to which the Banks agreed to provide an unsecured revolving credit facility of $70,000 with a sublimit for the issuance of letters of credit of $5,000. Subject to certain conditions, Envestnet has the right to increase the facility by up to $25,000. The Credit Agreement is scheduled to terminate on June 19, 2017, at which time any aggregate principal amount of borrowings outstanding becomes payable in full. Any borrowings made under the Credit Agreement will accrue interest at rates between 1.25 percent and 1.75 percent above LIBOR based on the Company’s total leverage ratio. There is also a commitment fee equal to 0.25 percent per annum on the daily unused portion of the facility.

The Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants and events of default. The covenants include certain financial covenants requiring Envestnet to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum adjusted EBITDA, and provisions that limit the ability of Envestnet and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business activities. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events constituting an event of default under the Credit Agreement, all borrowings outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Agreement at June 30, 2014. The Company was in compliance with all covenants of the Credit Agreement as of June 30, 2014.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “Envestnet,” the “Company,” “we,” “us” and “our” refer to Envestnet, Inc. and its subsidiaries.

Unless otherwise indicated, all amounts are in thousands, except share and per share information, financial advisors and investor accounts.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

•                       difficulty in sustaining rapid revenue growth, which may place significant demands on the Company’s administrative, operational and financial resources;

•                       fluctuations in the Company’s revenue;

•                       the concentration of nearly all of the Company’s revenues from the delivery of investment solutions and services to clients in the financial advisory industry;

•                       the impact of market and economic conditions on the Company’s revenues;

•                       the Company’s reliance on a limited number of clients for a material portion of its revenue;

•                       the renegotiation of fee percentages or termination of the Company’s services by its clients;

•                       the Company’s ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies;

•                       compliance failures;

•                  regulatory actions against the Company;

•                  the failure to protect the Company’s intellectual property rights;

•                  the Company’s inability to successfully execute the conversion of its clients’ assets from their technology platform to the Company’s technology platform in a timely and accurate manner;

•                  general economic conditions, political and regulatory conditions, and

•                  management’s response to these factors.

In addition, there may be other factors of which we are presently unaware or that we currently deem immaterial that could cause our actual results to be materially different from the results referenced in the forward-looking statements. All forward-looking statements contained in this quarterly report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations.

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in Part I under “Risk Factors” in our 2013 Form 10-K; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

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

Overview

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our technology platforms provides financial advisors with the flexibility to address their clients’ needs. As of June 30, 2014, approximately 33,500 advisors used our technology platforms, supporting approximately $622 billion of assets in approximately 2.5 million investor accounts.

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 72% from $41,234 in the three months ended June 30, 2013 to $70,727 in the three months ended June 30, 2014. Total revenues, which include licensing and professional service fees, increased 64% from $51,632 in the three months ended June 30, 2013 to $84,829 in the three months ended June 30, 2014.

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 78% from $77,570 in the six months ended June 30, 2013 to $137,808 in the six months ended June 30, 2014. Total revenues, which include licensing and professional service fees, increased 66% from $98,257 in the six months ended June 30, 2013 to $163,368 in the six months ended June 30, 2014.

The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM or AUA, as well as an increase in revenues related to the WMS acquisition. Net income attributable to Envestnet, Inc. for the three months ended June 30, 2014 was $3,719, or $0.10 per diluted share, compared to $1,118, or $0.03 per diluted share for the three months ended June 30, 2013. Net income attributable to Envestnet, Inc. for the six months ended June 30, 2014 was $6,713, or $0.18 per diluted share, compared to $1,659, or $0.05 per diluted share for the six months ended June 30, 2013.

Adjusted revenues for the three months ended June 30, 2014 was $84,829, an increase of 64% from $51,655 in the prior year period. Adjusted EBITDA for the three months ended June 30, 2014 was $12,828, an increase of 38% from $9,305 in the prior year period. Adjusted net income for the three months ended June 30, 2014 was $6,616, or $0.18 per diluted share, compared to adjusted net income of $4,513, or $0.13 per diluted share in the prior year period.

Adjusted revenues for the six months ended June 30, 2014 was $163,368, an increase of 66% from $98,417 in the prior year period. Adjusted EBITDA for the six months ended June 30, 2014 was $24,599, an increase of 40% from $17,513 in the prior year period. Adjusted net income for the six months ended June 30, 2014 was $12,917, or $0.35 per diluted share, compared to adjusted net income of $8,584, or $0.25 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Recent Events

Non-controlling Interest

Effective February 1, 2014, Envestnet formed Envestnet Retirement Solutions, LLC (“ERS, LLC”) with various third parties. ERS, LLC offers advisory and technology enabled services to financial advisors and retirement plans. In exchange for a 64.5% ownership interest in ERS, LLC, Envestnet contributed certain assets and has agreed to fund a certain amount of the operating expenses of ERS, LLC.

Acquisition of Klein Decisions, Inc.

On May 20, 2014, ERS, LLC entered into a stock purchase agreement with Klein Decisions, Inc. (“Klein”). In accordance with the stock purchase agreement, ERS, LLC acquired all of the outstanding shares of Klein for cash consideration of approximately $1,500, a promissory note in the amount of $1,500, and contingent consideration with a minimum guaranteed amount of $1,175, to be paid over three years.  The promissory note is payable by ERS, LLC on July 31, 2014.  Klein develops dynamic decision systems that incorporate investor preferences, goals, and priorities into the investment process.

On July 1, 2014, ERS, LLC completed the acquisition of Klein.  ERS, LLC is currently in the initial phase of gathering financial information and has not completed the estimated fair values of the assets acquired and liabilities assumed.

On July 9, 2014, ERS, LLC accepted the subscription of former owners of Klein (the “Klein Parties”) to repurchase an 11.7% ownership interest of ERS, LLC for $1,500.  The Klein Parties have the right to require ERS, LLC to purchase units issued pursuant to the subscription anytime between 18 and approximately 36 months after July 1, 2014 for the amount of $1,500.  This purchase obligation is guaranteed by Envestnet.

After taking into account the subscription of the Klein Parties, Envestnet’s ownership interest in ERS, LLC is 57%.

Agreement to Acquire Placemark Holdings, Inc.

On June 30, 2014, Envestnet, Inc. (“Envestnet”) entered into an acquisition agreement and plan of merger (which was amended and restated on August 11, 2014, the “Agreement”) with Placemark Holdings, Inc., a Delaware corporation (“Placemark”), and certain of its shareholders pursuant to which Envestnet will acquire Placemark (the “Acquisition”). Placemark develops Unified Managed Account (“UMA”) programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full-service broker-dealers and RIA firms.

Under the terms of the Agreement, Envestnet has agreed to pay an aggregate of $66,000 in cash upon closing of the Acquisition, subject to certain post-closing adjustments. Envestnet expects to fund the Acquisition with available cash and borrowings under its credit agreement (see Note 15 to the notes to the condensed consolidated financial statements).

The Acquisition is subject to customary closing conditions, including certain customer consents, and is expected to be completed during the second half of 2014.

Credit Agreement

On June 19, 2014, Envestnet and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent, pursuant to which the Banks agreed to provide an unsecured revolving credit facility of $70,000 with a sublimit for the issuance of letters of credit of $5,000. Subject to certain conditions, Envestnet has the right to increase the facility by up to $25,000. The Credit Agreement is scheduled to terminate on June 19, 2017, at which time any aggregate principal amount of borrowings outstanding becomes payable in full. Any borrowings made under the Credit Agreement will accrue interest at rates between 1.25 percent and 1.75 percent above LIBOR based on Envestnet’s total leverage ratio. There is also a commitment fee equal to 0.25 percent per annum on the daily unused portion of the facility.

The Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants and events of default. The covenants include certain financial covenants requiring Envestnet to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum adjusted EBITDA, and provisions that limit the ability of Envestnet and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business activities. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events constituting an event of default under the Credit Agreement, all borrowings outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Agreement at June 30, 2014. Envestnet was in compliance with all covenants of the Credit Agreement as of June 30, 2014.

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated.

AUM/A metrics in the table below, include WMS, which added approximately $25 billion in assets, 86,000 investor accounts and 3,100 advisors as of July 1, 2013.

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2013	2013	2013	2014	2014
	(in millions, except accounts and advisors)
Platform Assets
Assets Under Management (AUM)	$38,705	$41,932	$45,706	$49,383	$53,063
Assets Under Administration (AUA)	85,601	118,228	132,215	146,748	156,723
Subtotal AUM/A	124,306	160,160	177,921	196,131	209,786
Licensing	302,604	326,567	358,919	376,341	412,141
Total Platform Assets	$426,910	$486,727	$536,840	$572,472	$621,927

Platform Accounts
AUM	190,883	200,648	211,039	226,452	239,367
AUA	357,283	456,461	524,806	566,139	596,886
Subtotal AUM/A	548,166	657,109	735,845	792,591	836,253
Licensing	1,365,773	1,425,102	1,508,254	1,559,188	1,659,313
Total Platform Accounts	1,913,939	2,082,211	2,244,099	2,351,779	2,495,566

Advisors
AUM/A	18,154	21,759	22,838	24,369	24,945
Licensing	7,261	7,511	7,794	8,025	8,583
Total Advisors	25,415	29,270	30,632	32,394	33,528

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended June 30, 2014
	As of 3/31/14	Gross Sales	Redemptions	Net Flows	Market Impact	As of 6/30/14
	(in millions except accounts)
Assets under Management (AUM)	$49,383	$4,949	$(2,789)	$2,161	$1,520	$53,063
Assets under Administration (AUA)	146,748	13,581	(8,485)	5,095	4,879	156,723
Total AUM/A	$196,131	$18,530	$(11,274)	$7,256	$6,399	$209,786
Fee-Based Accounts	792,591	75,442	(31,780)	43,662		836,253

Gross sales for the three months ended June 30, 2014 included $2.0 billion in new client conversions included in the above AUM/A gross sales figures, and an additional $19.3 billion of conversions in Licensing.

	Asset Rollforward - Six Months Ended June 30, 2014
	As of 12/31/13	Gross Sales	Redemptions	Net Flows	Market Impact	As of 6/30/14
	(in millions except accounts)
Assets under Management (AUM)	$45,706	$11,105	$(5,698)	$5,407	$1,950	$53,063
Assets under Administration (AUA)	132,215	33,470	(15,618)	17,852	6,656	156,723
Total AUM/A	$177,921	$44,575	$(21,316)	$23,259	$8,606	$209,786
Fee-Based Accounts	735,845	160,332	(59,924)	100,408		836,253

Gross sales for the six months ended June 30, 2014 included $10.4 billion in new client conversions included in the above AUM/A gross sales figures, and an additional $24.4 billion of conversions in Licensing.

The mix of AUM and AUA was as follows for the periods indicated:

	June 30,	September 30,	December 31,	March 31,	June 30,
	2013	2013	2013	2014	2014
Assets under management (AUM)	31%	31%	26%	25%	25%
Assets under administration (AUA)	69%	69%	74%	75%	75%
	100%	100%	100%	100%	100%

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
		(in thousands)
Revenues:
Assets under management or administration	$70,727	$41,234	$29,493	72%
Licensing and professional services	14,102	10,398	3,704	36%
Total revenues	84,829	51,632	33,197	64%

Operating expenses:
Cost of revenues	37,955	19,638	18,317	93%
Compensation and benefits	25,157	17,194	7,963	46%
General and administration	12,936	9,962	2,974	30%
Depreciation and amortization	4,615	3,081	1,534	50%
Total operating expenses	80,663	49,875	30,788	62%
Income from operations	4,166	1,757	2,409	137%
Other income	1,839	186	1,653	*
Income before income tax provision	6,005	1,943	4,062	209%
Income tax provision	2,355	825	1,530	185%
Net income	3,650	1,118	2,532	226%
Add: Net loss attributable to non-controlling interest	69	—	69	*
Net income attributable to Envestnet, Inc.	$3,719	$1,118	$2,601	233%

*Not meaningful.

Revenues

Total revenues increased 64% from $51,632 in the three months ended June 30, 2013 to $84,829 in the three months ended June 30, 2014. The increase was primarily due to an increase in revenues from AUM or AUA of $29,493. Revenues from AUM/A were 83% and 80% of total revenues in the three months ended June 30, 2014 and 2013, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 72% from $41,234 in the three months ended June 30, 2013 to $70,727 in the three months ended June 30, 2014. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2014, relative to the corresponding period in 2013. In the second quarter of 2014, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2013 and the first quarter of 2014, as well as an increase in revenues related to the WMS acquisition.

The number of financial advisors with AUM or AUA on our technology platforms increased from 18,154 as of June 30, 2013 to 24,945 as of June 30, 2014 and the number of AUM or AUA investor accounts increased from approximately 548,000 as of June 30, 2013 to approximately 836,000 as of June 30, 2014.

Licensing and professional services

Licensing and professional services revenues increased 36% from $10,398 in the three months ended June 30, 2013 to $14,102 in the three months ended June 30, 2014, primarily due to an increase in licensing revenue of $2,700 and other revenue of $1,630 related to our annual Advisor Summit, offset by a decrease in professional services revenue of $626.

Cost of revenues

Cost of revenues increased 93% from $19,638 in the three months ended June 30, 2013 to $37,955 in the three months ended June 30, 2014, primarily due to a corresponding increase in revenues from AUM or AUA, an increase related to the additional cost attributable to WMS revenues which have a higher cost profile than our non-WMS business, and costs incurred related to the Advisor Summit of $1,647. As a percentage of total revenues, cost of revenues increased from 38% in the three months ended June 30, 2013 to 45% in the three months ended June 30, 2014.

Compensation and benefits

Compensation and benefits increased 46% from $17,194 in the three months ended June 30, 2013 to $25,157 in the three months ended June 30, 2014, primarily due to an increase in salaries, stock-based compensation and incentive compensation of $7,656 related to an increase in headcount, primarily a result of an increase in headcount associated with the WMS acquisition.  As a percentage of total revenues, compensation and benefits decreased from 33% in the three months ended June 30, 2013 to 30% in the three months ended June 30, 2014.

General and administration

General and administration expenses increased 30% from $9,962 in the three months ended June 30, 2013 to $12,936 in the three months ended June 30, 2014, primarily due to increases in professional and legal fees of $1,405, website and systems development costs of $1,052, occupancy costs of $843, communication, research and data services expenses of $348, and travel and entertainment expenses of $392, offset by a decrease in transaction related expenses of $144.  As a percentage of total revenues, general and administration expenses decreased from 19% in the three months ended June 30, 2013 to 18% in the three months ended June 30, 2014.

Depreciation and amortization

Depreciation and amortization expense increased 50% from $3,081 in the three months ended June 30, 2013 to $4,615 in the three months ended June 30, 2014, primarily due to an increase in intangible asset amortization of $986 as a result of the WMS acquisition. As a percentage of total revenues, depreciation and amortization expense decreased from 6% in the three months ended June 30, 2013 to 5% in the three months ended June 30, 2014.

Other income

Other income increased by $1,653 primarily as a result of an agreement reached with a vendor regarding the recovery of certain expenses totaling $1,825, which we incurred in 2013.

Income tax provision

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Income tax provision	$2,355	$825
Effective tax rate	39.2%	42.5%

For the three months ended June 30, 2014, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences and foreign tax expense. For the three months ended June 30, 2013, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes and permanent differences including non-deductible transaction costs.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
		(in thousands)
Revenues:
Assets under management or administration	$137,808	$77,570	$60,238	78%
Licensing and professional services	25,560	20,687	4,873	24%
Total revenues	163,368	98,257	65,111	66%

Operating expenses:
Cost of revenues	72,392	36,446	35,946	99%
Compensation and benefits	48,616	34,412	14,204	41%
General and administration	25,086	18,855	6,231	33%
Depreciation and amortization	9,037	6,199	2,838	46%
Total operating expenses	155,131	95,912	59,219	62%
Income from operations	8,237	2,345	5,892	251%
Other income	1,920	191	1,729	*
Income before income tax provision	10,157	2,536	7,621	301%
Income tax provision	3,639	877	2,762	315%
Net income	6,518	1,659	4,859	293%
Add: Net loss attributable to non-controlling interest	195	—	195	*
Net income attributable to Envestnet, Inc.	$6,713	$1,659	$5,054	305%

*Not meaningful.

Revenues

Total revenues increased 66% from $98,257 in the six months ended June 30, 2013 to $163,368 in the six months ended June 30, 2014. The increase was primarily due to an increase in revenues from AUM or AUA of $60,238. Revenues from AUM/A were 84% and 79% of total revenues in the six months ended June 30, 2014 and 2013, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 78% from $77,570 in the six months ended June 30, 2013 to $137,808 in the six months ended June 30, 2014. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2014, relative to the corresponding period in 2013. In 2014, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2013 and the first quarter of 2014, as well as an increase in revenues related to the WMS acquisition.

The number of financial advisors with AUM or AUA on our technology platforms increased from 18,154 as of June 30, 2013 to 24,945 as of June 30, 2014 and the number of AUM or AUA investor accounts increased from approximately 548,000 as of June 30, 2013 to approximately 836,000 as of June 30, 2014.

Licensing and professional services

Licensing and professional services revenues increased 24% from $20,687 in the six months ended June 30, 2013 to $25,560 in the six months ended June 30, 2014, primarily due to an increase in licensing revenue of $4,686 and other revenue of $1,630 related to our annual Advisor Summit, offset by a decrease in professional services revenue of $1,443.

Cost of revenues

Cost of revenues increased 99% from $36,446 in the six months ended June 30, 2013 to $72,392 in the six months ended June 30, 2014, primarily due to a corresponding increase in revenues from AUM or AUA, an increase related to the additional cost attributable to WMS revenues which have a higher cost profile than our non-WMS business, and costs incurred related to the Advisor

Summit of $1,647.  As a percentage of total revenues, cost of revenues increased from 37% in the six months ended June 30, 2013 to 44% in the six months ended June 30, 2014.

Compensation and benefits

Compensation and benefits increased 41% from $34,412 in the six months ended June 30, 2013 to $48,616 in the six months ended June 30, 2014, primarily due to an increase in salaries, stock-based compensation and incentive compensation of $12,653 related to an increase in headcount, primarily a result of an increase in headcount associated with the WMS acquisition.  As a percentage of total revenues, compensation and benefits decreased from 35% in the six months ended June 30, 2013 to 30% in the six months ended June 30, 2014.

General and administration

General and administration expenses increased 33% from $18,885 in the six months ended June 30, 2013 to $25,086 in the six months ended June 30, 2014, primarily due to increases in professional and legal fees of $3,065, website and systems development costs of $1,899, occupancy costs of $1,524, communication, research and data services expenses of $840, and travel and entertainment expenses of $728, offset by a decrease in transaction related expenses of $401.  As a percentage of total revenues, general and administration expenses decreased from 19% in the six months ended June 30, 2013 to 15% in the six months ended June 30, 2014.

Depreciation and amortization

Depreciation and amortization expense increased 46% from $6,199 in the six months ended June 30, 2013 to $9,037 in the six months ended June 30, 2014, primarily due to an increase in intangible asset amortization of $1,845 as a result of the WMS acquisition. As a percentage of total revenues, depreciation and amortization expense was 6% in the six months ended June 30, 2013 and 2014.

Other income

Other income increased by $1,729 primarily as a result of an agreement reached with a vendor regarding the recovery of certain expenses totaling $1,825, which we incurred in 2013.

Income tax provision

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Income tax provision	$3,639	$877
Effective tax rate	35.8%	34.6%

For the six months ended June 30, 2014, our effective tax rate differs from the statutory rate primarily due to the effect of permanent differences and the recognition of previously unrecognized tax benefits. For the six months June 30, 2013, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, the recognition of previously unrecognized tax benefits, and a change in the tax rate expected to apply to taxable income when deferred income taxes are realized.

Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Adjusted revenues	$84,829	$51,655	$163,368	$98,417
Adjusted EBITDA	12,828	9,305	24,599	17,513
Adjusted net income	6,616	4,513	12,917	8,584
Adjusted net income per share	0.18	0.13	0.35	0.25

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

“Adjusted EBITDA” represents net income before deferred revenue fair value adjustment, interest income, imputed interest expense on contingent consideration, fair market value adjustment on contingent consideration, income tax provision, depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance, litigation-related expense and pre-tax loss attributable to non-controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, imputed interest expense on contingent consideration, fair market value adjustment on contingent consideration, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance, amortization of acquired intangibles, litigation-related expense and net loss attributable to non-controlling interest. Reconciling items are tax-effected using the income tax rates in effect on the applicable date.

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

•                  Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2014 and 2013, we had cash income tax payments, net of refunds, of $18 and $2,955 for the six months ended June 30, 2014 and 2013, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•                  Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Total revenues	$84,829	$51,632	$163,368	$98,257
Deferred revenue fair value adjustment	—	23	—	160
Adjusted revenues	$84,829	$51,655	$163,368	$98,417

The following table sets forth a reconciliation of net income to adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$3,650	$1,118	$6,518	$1,659
Add (deduct):
Deferred revenue fair value adjustment	—	23	—	160
Interest income	(14)	(4)	(95)	(9)
Imputed interest expense on contingent consideration	412	—	824	—
Fair market value adjustment on contingent consideration	(460)	—	(460)	—
Income tax provision	2,355	825	3,639	877
Depreciation and amortization	4,615	3,081	9,037	6,199
Non-cash compensation expense	3,199	1,960	5,767	4,447
Restructuring charges and transaction costs	583	704	687	1,054
Re-audit related expenses	—	1,554	—	2,887
Severance	—	44	4	232
Litigation related expense	17	—	17	7
Other income	(1,825)	—	(1,825)	—
Pre-tax loss attributable to non-controlling interest*	296	—	486	—
Adjusted EBITDA	$12,828	$9,305	$24,599	$17,513

* Pre-tax loss attributable to non-controlling interest assumes losses are allocated to ERS, LLC members pro-rata based on ownership percentage.

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014*	2013*	2014*	2013*
	(in thousands)
Net income	$3,650	$1,118	$6,518	$1,659
Add:
Deferred revenue fair value adjustment	—	13	—	93
Imputed interest expense on contingent consideration	247	—	494	—
Fair market value adjustment on contingent consideration	(276)		(276)
Non-cash compensation expense	1,920	1,137	3,461	2,579
Restructuring charges and transaction costs	451	408	513	611
Re-audit related expenses	—	901	—	1,674
Severance	—	26	2	135
Amortization of acquired intangibles	1,532	910	2,998	1,829
Litigation related expense	10	—	10	4
Other income	(1,095)	—	(1,095)	—
Net loss attributable to non-controlling interest	177	—	292	—
Adjusted net income	$6,616	$4,513	$12,917	$8,584

Diluted number of weighted-average shares outstanding	36,805,758	35,164,106	36,726,121	34,760,568

Adjusted net income per share	$0.18	$0.13	$0.35	$0.25

* Adjustments, excluding non-deductible transaction costs, are tax effected using an income tax rate of 40.0% and 42.0% for 2014 and 2013, respectively.

Liquidity and Capital Resources

As of June 30, 2014, we had total cash and cash equivalents of $64,464 compared to $49,942 as of December 31, 2013. We plan to use existing cash as of June 30, 2014 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures, and acquisitions for the remainder of 2014.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)

Net cash provided by operating activities	$17,891	$10,167
Net cash used in investing activities	(6,492)	(3,141)
Net cash provided by financing activities	3,123	2,670
Net increase in cash and cash equivalents	14,522	9,696
Cash and cash equivalents, end of period	64,464	39,679

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 increased by $7,724 compared to the same period in 2013, primarily due to an increase in net income of $4,859 and an increase in non-cash adjustments totaling $4,752, offset by a decrease in the change in operating assets and liabilities totaling $1,887.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 increased by $3,351 compared to the same period in 2013. The increase is primarily a result of an increase in cash disbursements for the purchase of property and equipment of $3,203.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 increased by $453 compared to the same period in 2013, primarily due to an increase in excess tax benefits from stock-based compensation expense of $2,156, offset by an increase in purchase of treasury stock for stock-based minimum tax withholdings of $1,109 and a decrease in proceeds from the issuance of stock options of $589.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K, include the discussion of estimates used for recognition of revenues, purchase accounting, internally developed software, non-cash stock-based compensation expense, and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from the amounts reported.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the six months ended June 30, 2014, 84% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and six months ended June 30, 2014, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $238 and $446 to pre-tax earnings, respectively, and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $195 and $365 to pre-tax earnings, respectively.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

Item 4.                                  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2014, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                  Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

(c) Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicaly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
April 1, 2014 through April 30, 2014	—	$—	—	—
May 1, 2014 through May 31, 2014	1,200	45.75	—	—
June 1, 2014 through June 30, 2014	746	49.30	—	—

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Mine Safety Disclosures

Not applicable.

Item 5.                                  Other Information

None.

Item 6.                                  Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2014.

ENVESTNET, INC.

By:	/s/ Judson Bergman
Judson Bergman
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Vice President, Financial Reporting
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Amended and Restated Acquisition Agreement and Plan of Merger among Envestnet, Inc., Poseidon Merger Corp., Placemark Holdings, Inc., the Selling Securityholders and Fortis Advisors, LLC, as Securityholder Representative, dated as of August 11, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

*                 Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) the Condensed Consolidated Statement of Equity for the six months ended June 30, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

The XBRL related information in this Quarterly Report on Form 10-Q, Exhibit 101, is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the Securities Act), or Section 18 of the Exchange Act or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as is expressly set forth by specific reference in such filing or document.