Form 10-Q
period 2014-09-30
ENVESTNET, INC.
filed 2014-11-07
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014, 34,342,058 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$105,899	$49,942
Fees and other receivables, net	24,514	19,848
Deferred tax assets, net	4,380	2,462
Prepaid expenses and other current assets	6,357	7,155
Total current assets	141,150	79,407

Property and equipment, net	16,438	12,766
Internally developed software, net	6,740	5,740
Intangible assets, net	32,210	35,698
Goodwill	77,918	74,335
Deferred tax assets, net	8,367	8,367
Other non-current assets	4,710	4,929
Total assets	$287,533	$221,242

Liabilities and Equity
Current liabilities:
Accrued expenses	$38,584	$35,242
Accounts payable	7,537	5,528
Bank indebtedness	30,000	—
Contingent consideration	6,095	6,008
Deferred revenue	5,958	6,245
Total current liabilities	88,174	53,023

Contingent consideration	8,981	11,297
Deferred revenue	4,270	1,148
Deferred rent	2,910	2,051
Lease incentive	5,726	3,547
Other non-current liabilities	2,682	2,404
Total liabilities	112,743	73,470

Commitments and contingencies

Redeemable units in ERS, LLC	1,500	—

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 46,099,095 and 45,628,814 shares issued as of September 30, 2014 and December 31, 2013, respectively; 34,299,725 and 33,876,020 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	230	228
Additional paid-in capital	208,819	192,341
Accumulated deficit	(23,136)	(33,617)
Treasury stock at cost, 11,799,370 and 11,752,794 shares as of September 30, 2014 and December 31, 2013, respectively	(13,179)	(11,180)
Total stockholders’ equity	172,734	147,772
Non-controlling interest	556	—
Total equity	173,290	147,772
Total liabilities and equity	$287,533	$221,242

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Assets under management or administration	$74,899	$59,580	$212,707	$137,150
Licensing and professional services	13,678	10,300	39,238	30,987
Total revenues	88,577	69,880	251,945	168,137

Operating expenses:
Cost of revenues	39,111	30,154	111,503	66,600
Compensation and benefits	25,833	21,063	74,449	55,475
General and administration	13,428	11,985	38,514	30,840
Depreciation and amortization	4,253	4,467	13,290	10,666
Restructuring charges	—	474	—	474
Total operating expenses	82,625	68,143	237,756	164,055

Income from operations	5,952	1,737	14,189	4,082
Other income (expense)	(11)	4	1,909	195
Income before income tax provision	5,941	1,741	16,098	4,277
Income tax provision	2,173	435	5,812	1,312

Net income	3,768	1,306	10,286	2,965
Add: Net loss attributable to non-controlling interest	—	—	195	—
Net income attributable to Envestnet, Inc.	$3,768	$1,306	$10,481	$2,965

Net income per share attributable to Envestnet, Inc.:
Basic	$0.11	$0.04	$0.30	$0.09

Diluted	$0.10	$0.04	$0.28	$0.08

Weighted average common shares outstanding:
Basic	34,674,245	33,686,112	34,447,619	32,912,084

Diluted	37,006,796	35,871,975	36,832,154	35,260,044

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

	Common Stock		Treasury Stock		Additional
	Shares	Amount	Common Shares	Amount	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity

Balance, December 31, 2013	45,628,814	$228	(11,752,794)	$(11,180)	$192,341	$(33,617)	$—	$147,772

Exercise of stock options	333,067	2	—	—	3,144	—	—	3,146
Issuance of common stock - vesting of restricted stock	137,214	—	—	—	—	—	—	—
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(46,576)	(1,999)	—	—	—	(1,999)
Stock-based compensation expense	—	—	—	—	8,248	—	195	8,443
Excess tax benefits from stock-based compensation expense	—	—	—	—	5,086	—	—	5,086
Issuance of membership interest in ERS, LLC	—	—	—	—	—	—	556	556
Net income (loss)	—	—	—	—	—	10,481	(195)	10,286
Balance, September 30, 2014	46,099,095	$230	(11,799,370)	$(13,179)	$208,819	$(23,136)	$556	$173,290

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$10,286	$2,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,290	10,666
Deferred rent and lease incentive	173	(784)
Provision for doubtful accounts	—	153
Deferred income taxes	—	(1,375)
Stock-based compensation expense	8,443	6,281
Excess tax benefits from stock-based compensation expense	(5,086)	(2,704)
Imputed interest expense	1,108	392
Fair market value adjustment on contingent consideration	(342)	—
Changes in operating assets and liabilities:
Fees and other receivables, net	(4,613)	(8,302)
Prepaid expenses and other current assets	3,966	(2,993)
Other non-current assets	(736)	(1,265)
Accrued expenses	3,212	7,946
Accounts payable	2,009	1,891
Deferred revenue	2,835	754
Other non-current liabilities	278	960
Net cash provided by operating activities	34,823	14,585

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,249)	(4,301)
Capitalization of internally developed software	(2,562)	(2,293)
Acquisition of businesses, net of cash acquired	(1,288)	(8,992)
Net cash used in investing activities	(9,099)	(15,586)

FINANCING ACTIVITIES:
Proceeds from bank indebtedness	30,000	—
Payment of contingent consideration	(6,000)	—
Proceeds from exercise of warrants	—	4
Proceeds from exercise of stock options	3,146	5,578
Issuance of ERS, LLC redeemable units	1,500	—
Payment of promissory note	(1,500)	—
Issuance of restricted stock	—	1
Purchase of treasury stock for stock-based minimum tax withholdings	(1,999)	(586)
Excess tax benefits from stock-based compensation expense	5,086	2,704
Net cash provided by financing activities	30,233	7,701

INCREASE IN CASH AND CASH EQUIVALENTS	55,957	6,700

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,942	29,983

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,899	$36,683

Supplemental disclosure of cash flow information - cash paid during the period for income taxes, net of refunds	$154	$4,389
Supplemental disclosure of non-cash operating, investing and financing activities:
Settlement of contingent consideration liability upon issuance of ERS, LLC membership interest	158	—
Contingent consideration liability issued in acquisition of business	3,285	15,738
Leasehold improvements funded by lease incentive	2,865	—

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

2.                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2013 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2014 and the results of operations, equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited financial statements for the year ended December 31, 2013 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

Other Income - On June 18, 2014, the Company reached an agreement with a vendor regarding the recovery of certain expenses the Company incurred in 2013.  Under the terms of the agreement, the vendor agreed to pay the Company $1,825. The Company recognized a pre-tax gain of $1,825 resulting from the agreement, which is included in “Other income” in the condensed consolidated statements of operations for the nine months ended September 30, 2014.

Non-controlling Interest - Effective February 1, 2014, the Company formed Envestnet Retirement Solutions, LLC (“ERS, LLC”) with various third parties. ERS, LLC offers advisory and technology enabled services to financial advisors and retirement plans. In exchange for a 64.5% ownership interest in ERS, LLC, the Company contributed certain assets and has agreed to fund a certain amount of the operating expenses of ERS, LLC. As described in Note 3, due to the issuance of units related to the acquisition of Klein Decisions, Inc. (“Klein”) the Company’s ownership in ERS, LLC is 57% as of September 30, 2014.

The allocation of gains and losses to the members of ERS, LLC is based on a hypothetical liquidation book value method in accordance with the ERS, LLC operating agreement.  In the three and nine months ended September 30, 2014, losses of $0 and $195, respectively, are reflected as non-controlling interest in the condensed consolidated statements of operations.

Recent Accounting Pronouncements - On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements.

3.                       Business Acquisitions

Acquisition of Klein Decisions, Inc.

On July 1, 2014, ERS, LLC completed the acquisition of Klein.  In accordance with the stock purchase agreement, ERS, LLC acquired all of the outstanding shares of Klein for cash consideration of approximately $1,288, a promissory note in the amount of $1,500, and estimated fair value of $3,285 in contingent consideration (with a minimum guaranteed amount of $1,175), to be paid over three years.  The promissory note was paid by ERS, LLC on July 31, 2014.  Klein develops dynamic decision systems that incorporate investor preferences, goals, and priorities into the investment process. ERS, LLC acquired Klein for its capabilities in delivering personal participant solutions, as well as its personnel to further build out ERS’s business of serving advisors who support the small retirement plan market.  The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, which relate to an increase in future ERS, LLC revenues as a result of leveraging Klein’s systems and expertise of its employees.  The goodwill is deductible for income tax purposes.

The consideration in the acquisition was as follows:

Cash consideration	$1,288
Promissory note	1,500
Contingent consideration	3,285
$6,073

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The contingent consideration liability of $3,285 is the present value of an undiscounted liability of $3,520, applying a discount rate of 3% and is considered a Level 3 fair value measurement as described in Note 8. Payments will be made at the end of three twelve month closing periods. The future undiscounted payments are anticipated to be $332 on July 31, 2015, $906 on July 31, 2016 and $2,282 on July 31, 2017.  Changes to the estimated fair value of the contingent consideration are recognized in earnings of the Company. No change in the estimated fair value of the contingent consideration was determined for the three month period ended September 30, 2014.

The estimated fair values of the contingent consideration, deferred income taxes, and intangible assets are provisional and are based on the information that was available as of the acquisition date. The Company believes the information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of contingent consideration, deferred income taxes and intangible assets, and complete the acquisition accounting as soon as practicable but no later than December 31, 2014.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$54
Total liabilities assumed	(132)

Identifiable intangible assets:
Customer list	2,100
Proprietary technology	1,000
Goodwill	3,051
Total net assets acquired	$6,073

A summary of intangible assets acquired, estimated useful lives and amortization method at the date of acquisition is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$2,100	10	Accelerated
Proprietary technology	1,000	3	Straight-line
Total	$3,100

The results of Klein operations are included in the condensed consolidated statements of operations beginning July 1, 2014.  The results are not material to the Company.

For the three and nine months ended September 30, 2014, acquisition related costs for Klein totaled $112 and $309, respectively, and are included in general and administration expenses.

On July 9, 2014, ERS, LLC accepted the subscription of former owners of Klein (the “Klein Parties”) to purchase an 11.7% ownership interest of ERS, LLC for $1,500.  The Klein Parties have the right to require ERS, LLC to repurchase units issued pursuant to the subscription anytime between 18 and approximately 36 months after July 1, 2014 for the amount of $1,500.  This purchase obligation is guaranteed by the Company and is reflected outside of permanent equity in the condensed consolidated balance sheet. After taking into account the subscription of the Klein Parties, the Company’s ownership interest in ERS, LLC is 57%.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Acquisition of Wealth Management Solutions

On July 1, 2013, the Company acquired the Wealth Management Solutions (“WMS”) division of Prudential Investments LLC. In accordance with the purchase agreement, the Company acquired substantially all of the assets and assumed certain liabilities of WMS for total consideration of $24,730. WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings. The Company acquired WMS to better serve the wealth management needs of the bank channel, deepen the Company’s practice management capabilities, and benefit from the operational leverage resulting from consolidating WMS’s business onto the Company’s unified wealth management platform.

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of potential cross selling opportunities, as well as lower future operating expenses, including a reduction in headcount from pre-acquisition levels and lower technology platform-related costs due to the migration of WMS’s clients to the Envestnet technology platform.  The goodwill is also related to the knowledge and experience of the workforce in place.

The consideration in the acquisition was as follows:

Cash consideration	$8,992
Contingent consideration	15,738
$24,730

In connection with the acquisition of WMS, the Company is required to pay Prudential Investments contingent consideration of $6,000 per year for three years, based upon WMS’s annualized net revenue relative to a target of $28,000 per year, with lower payments for performance below the target and higher payments for performance above the target, subject to an aggregate maximum of $23,000. The Company recorded a liability as of the date of acquisition of $15,738, which represented the estimated fair value of contingent consideration on the date of acquisition and is considered a Level 3 fair value measurement as described in Note 8.

The estimated fair value of contingent consideration as of September 30, 2014 was $11,791. This amount is the present value of an undiscounted liability of $13,227, applying a discount rate of 10%. Payments will be made at the end of three twelve month closing periods. The first undiscounted payment of $6,000 was paid on August 12, 2014.  The second and third undiscounted payments are anticipated to be $7,066 on August 15, 2015 and $6,161 on August 15, 2016. Changes to the estimated fair value of the contingent consideration are recognized in earnings of the Company.  During the three months ended September 30, 2014, the Company recorded a fair value adjustment to increase the contingent consideration liability by $118 as a result of an increase in the revenue assumptions. This adjustment is included in general and administration expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2014, the Company recorded a fair value adjustment to decrease the contingent consideration arrangement by $342 (Note 8) as a result of a decrease in the revenue assumptions for years 2 and 3. This adjustment is included in general and administration expense in the condensed consolidated statements of operations.

For the three and nine months ended September 30, 2014, the Company recognized imputed interest expense on contingent consideration of $284 and $1,108, respectively.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

A summary of intangibles assets acquired, estimated useful lives and amortization method at the date of acquisition is as follows:

	Amount	Weighted Average Useful Life in Years	Amortization Method
Customer list	$14,000	12	Accelerated
Proprietary technology	3,000	1.5	Accelerated
Total	$17,000

For the three and nine months ended September 30, 2014, acquisition related costs for WMS totaled $0 and $95, respectively, and are included in general and administration expenses. For the three and nine months ended September 30, 2013, acquisition related costs for WMS totaled $197 and $844, respectively, and are included in general and administration expenses.

Pro forma results for Envestnet, Inc. giving effect to the WMS acquisition

The following pro forma financial information presents the combined results of operations of Envestnet and WMS, acquired on July 1, 2013, for the nine months ended September 30, 2013. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2013.  The results of Klein are not included in the pro forma presented below as the Klein acquisition was not material to the Company.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, imputed interest expense, stock-based compensation expense and the related tax effect on the aforementioned items.

Pro forma financial information for the nine months ended September 30, 2013 is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of the beginning of 2013.

Nine Months Ended

Revenues	$200,585
Net loss	(9,496)
Net loss per share:
Basic	(0.29)
Diluted	(0.29)

4.                       Property and Equipment

		September 30,	December 31,
	Estimated Useful Life	2014	2013

Cost:
Office furniture and fixtures	5-7 years	$5,314	$4,266
Computer equipment and software	3 years	30,728	26,910
Other office equipment	5 years	598	598
Leasehold improvements	Shorter of the lease term or useful life of the asset	11,547	8,299
		48,187	40,073
Less accumulated depreciation and amortization		(31,749)	(27,307)
Property and equipment, net		$16,438	$12,766

Depreciation and amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Depreciation and amortization expense	$1,400	$1,381	$4,442	$3,599

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

5.                      Internally Developed Software

Internally developed software consists of the following:

		September 30,	December 31,
	Estimated Useful Life	2014	2013

Internally developed software	5 years	$18,936	$16,374
Less accumulated amortization		(12,196)	(10,634)
Internally developed software, net		$6,740	$5,740

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Amortization expense	$565	$436	$1,562	$1,265

6.                                      Goodwill and Intangible Assets

Changes in the carrying amount of the Company’s goodwill were as follows:

Balance at December 31, 2013	$74,335
ERS formation	532
Klein acquisition	3,051
Balance at September 30, 2014	$77,918

Intangible assets consist of the following:

		September 30, 2014			December 31, 2013
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer lists	4 - 12 years	$44,503	$(19,206)	$25,297	$42,103	$(14,593)	$27,510
Proprietary technologies	1.5 - 8 years	10,978	(5,113)	5,865	9,580	(2,792)	6,788
Trade names	5 years	2,090	(1,042)	1,048	2,090	(690)	1,400
Total intangible assets		$57,571	$(25,361)	$32,210	$53,773	$(18,075)	$35,698

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Amortization expense	$2,288	$2,650	$7,286	$5,802

7.                                      Other Non-Current Assets

Other non-current assets consist of the following:

	September 30,	December 31,
	2014	2013

Investment in private company	$1,250	$1,250
Deposits:
Lease	1,794	1,751
Other	436	286
Other	1,230	1,642
	$4,710	$4,929

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

The Company periodically invests excess cash in money-market funds not insured by the Federal Deposit Insurance Corporation. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money market funds are based on the daily quoted market prices of the net asset value of the various money market funds. These money market funds are considered Level 1 assets, totaled approximately $82,233 and $32,358 as of September 30, 2014 and December 31, 2013, respectively, and are included in cash and cash equivalents in the condensed consolidated balance sheets.

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

The fair value of the contingent consideration liability related to the Klein acquisition on July 1, 2014 was estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows related to our acquisition of Klein during the subsequent three years from the date of acquisition, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the agreement.

The Company utilized a discounted cash flow method with expected future performance of Klein to arrive at the fair value of the contingent consideration. The Company will continue to reassess the fair value of the contingent consideration at each reporting date until settlement.  Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liability for the nine months ended September 30, 2014:

Fair Value of Contingent Consideration Liability

Balance at December 31, 2013	$17,305

Settlement of contingent consideration liabilities	(6,158)
Klein acquisition	3,285
Measurement period adjustment	(122)
Fair market value adjustment	(342)
Imputed interest	1,108
Balance at September 30, 2014	$15,076

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2014.

9.                       Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2014	2013

Accrued investment manager fees	$24,053	$19,310
Accrued compensation and related taxes	12,309	12,125
Accrued professional services	493	694
Accrued restructuring charges	—	551
Other accrued expenses	1,729	2,562
	$38,584	$35,242

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

10.                Income Taxes

The following table includes the Company’s income before income tax provision, income tax provision and effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Income before income tax provision	$5,941	$1,741	$16,098	$4,277
Income tax provision	2,173	435	5,812	1,312
Effective tax rate	36.6%	25.0%	36.1%	30.7%

The Company’s effective tax rate in the three months ended September 30, 2014, was higher than the effective tax rate in the three months ended September 30, 2013, primarily due an increase in the U.S. federal tax rate used in the tax provision calculation from 34% to 35%, an increase in various permanent differences and the impact of Research and Development (“R&D”) tax credits generated in Q3 of 2013.

The Company’s effective tax rate in the nine months ended Septemeber 30, 2014, was higher than the effective tax rate in the nine months ended September 30, 2013, primarily due to an increase in the U.S. federal tax rate used in the tax provision calculation from 34% to 35%, an increase in various permanent differences and the impact of R&D tax credits generated in Q3 of 2013.

The liability for unrecognized tax benefits reported in other non-current liabilities was $2,519 and $2,693 at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $1,798. At this time, the Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $157 in the next twelve months due to the completion of reviews by tax authorities, the voluntary filing of certain state income tax returns and the expiration of certain statutes of limitations.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $540 and $636 as of September 30, 2014 and December 31, 2013, respectively.

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

The Company’s Indian subsidiary is currently under examination by the India Tax Authority for the fiscal year ended March 31, 2012, 2011 and 2009. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months.

11.                 Stock-Based Compensation

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). As of September 30, 2014, the maximum number of stock options and restricted stock available for future issuance under the Company’s plans is 867,782.

Employee stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Employee stock-based compensation expense	$2,676	$2,015	$8,443	$6,281
Tax effect on employee stock-based compensation expense	(1,070)	(503)	(3,377)	(1,927)
Net effect on income	$1,606	$1,512	$5,066	$4,354

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Stock Options

The following weighted average assumptions were used to value stock options granted during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Grant date fair value of options	$16.80	$—	$16.81	$6.11
Volatility	33.7%	—	37.3%	40.4%
Risk-free interest rate	2.0%	—	1.9%	1.0%
Dividend yield	—	—	—	—
Expected term (in years)	6.0	—	6.0	6.0

The following table summarizes stock option activity under the Company’s plans:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2013	4,637,471	$9.04
Granted	155,753	41.84
Exercised	(95,609)	8.77
Forfeited	(4,150)	9.00
Outstanding as of March 31, 2014	4,693,465	10.13	5.3	$141,293
Granted	—
Exercised	(95,352)	8.14
Forfeited	(3,300)	7.80
Outstanding as of June 30, 2014	4,594,813	10.17	5.0	178,031
Granted	58,500	45.81
Exercised	(142,106)	10.77
Forfeited	(533)	9.87
Outstanding as of September 30, 2014	4,510,674	10.62	4.8	155,137
Options exercisable	4,022,167	8.69	4.4	146,046

Exercise prices of stock options outstanding as of September 30, 2014 range from $0.11 to $45.81. At September 30, 2014, there was $3,912 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.3 years.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Restricted Stock

Periodically, the Company grants restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for unvested restricted stock awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share

Balance at December 31, 2013	901,551	$16.50
Granted	240,626	41.83
Vested	(116,706)	14.22
Forfeited	(10,324)	26.94
Balance at March 31, 2014	1,015,147	22.69
Vested	(5,671)	24.60
Forfeited	(4,312)	29.79
Balance at June 30, 2014	1,005,164	22.65
Granted	8,527	46.62
Vested	(14,837)	26.97
Forfeited	(5,336)	28.72
Balance at September 30, 2014	993,518	22.76

At September 30, 2014, there was $10,160 of unrecognized compensation expense related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 2.2 years. At September 30, 2014, there was an additional $3,509 of potential unrecognized stock compensation expense related to unvested restricted stock granted under the 2012 Plan that vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition, which the Company expects to recognize, if earned, over the remaining estimated vesting period of 0.5 to 2.5 years.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income attributable to Envestnet, Inc.	$3,768	$1,306	$10,481	$2,965

Basic number of weighted-average shares outstanding	34,674,245	33,686,112	34,447,619	32,912,084
Effect of dilutive shares:
Options to purchase common stock	2,179,828	2,057,245	2,190,134	1,812,114
Common warrants	—	—	—	434,392
Unvested restricted stock	152,723	128,618	194,401	101,454
Diluted number of weighted-average shares outstanding	37,006,796	35,871,975	36,832,154	35,260,044

Net income per share attribuatable to Envestnet, Inc.:
Basic	$0.11	$0.04	$0.30	$0.09

Diluted	$0.10	$0.04	$0.28	$0.08

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted net income per share attributable to Envestnet, Inc. were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Options to purchase common stock	—	—	58,500	—
Unvested restricted stock	95,581	377,926	95,908	434,609

13.                 Major Customers

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Fidelity	19%	19%	19%	21%

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The Klein Parties have the right to require ERS, LLC to repurchase units issued pursuant to the subscription anytime between 18 and approximately 36 months after July 1, 2014 for the amount of $1,500.  This purchase obligation is guaranteed by the Company.  The contingent consideration payments have a minimum guaranteed amount of $1,175.

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

The Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants and events of default. The covenants include certain financial covenants requiring Envestnet to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum adjusted EBITDA, and provisions that limit the ability of Envestnet and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business activities. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events constituting an event of default under the Credit Agreement, all borrowings outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had $30,000 in borrowings under the Credit Agreement at September 30, 2014. The Company incurred interest expense of $22 for the three and nine months ended September 30, 2014. The Company was in compliance with all covenants of the Credit Agreement as of September 30, 2014.

16.                               Subsequent Events

Acquisition of Placemark Holdings, Inc.

On October 1, 2014, Envestnet, Inc. (“Envestnet”) completed the acquisition (the “Acquisition”) of Placemark Holdings, Inc., a Delaware corporation (“Placemark”).  Placemark develops Unified Managed Account (“UMA”) programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full-service broker-dealers and RIA firms.

Under the terms of the Acquisition, Envestnet paid approximately $66,000 in cash, subject to certain post-closing adjustments of which the Company is still in the process of completing, for all of the outstanding capital stock of Placemark. Envestnet funded the Acquisition with available cash and borrowings under its Credit Agreement (see Note 15).

The Company is currently in the initial phase of gathering financial information and has not determined the estimated fair values of the assets acquired and liabilities assumed.

For the three and nine months ended September 30, 2014, acquisition costs for Placemark totaled $580 and $994, respectively, and are included in general and administration expenses. The Company will incur additional Placemark related acquisition costs during the fourth quarter of 2014.

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

Overview

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our technology platforms provides financial advisors with the flexibility to address their clients’ needs. As of September 30, 2014, approximately 36,000 advisors used our technology platforms, supporting approximately $668 billion of assets in approximately 2.7 million investor accounts.

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 26% from $59,580 in the three months ended September 30, 2013 to $74,899 in the three months ended September 30, 2014. Total revenues, which include licensing and professional service fees, increased 27% from $69,880 in the three months ended September 30, 2013 to $88,577 in the three months ended September 30, 2014.

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 55% from $137,150 in the nine months ended September 30, 2013 to $212,707 in the nine months ended September 30, 2014. Total revenues, which include licensing and professional service fees, increased 50% from $168,137 in the nine months ended September 30, 2013 to $251,945 in the nine months ended September 30, 2014.

The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM or AUA. Net income attributable to Envestnet, Inc. for the three months ended September 30, 2014 was $3,768, or $0.10 per diluted share, compared to $1,306, or $0.04 per diluted share for the three months ended September 30, 2013.  Net income attributable to Envestnet, Inc. for the nine months ended September 30, 2014 was $10,481, or $0.28 per diluted share, compared to $2,965, or $0.08 per diluted share for the nine months ended September 30, 2013.

Adjusted revenues for the three months ended September 30, 2014 was $88,577, an increase of 27% from $69,880 in the prior year period. Adjusted EBITDA for the three months ended September 30, 2014 was $14,672, an increase of 46% from $10,041 in the prior year period. Adjusted net income for the three months ended September 30, 2014 was $7,903, or $0.21 per diluted share, compared to adjusted net income of $5,068, or $0.14 per diluted share in the prior year period.

Adjusted revenues for the nine months ended September 30, 2014 was $251,945, an increase of 50% from $168,297 in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2014 was $39,310, an increase of 43% from $27,554 in the prior year period. Adjusted net income for the nine months ended September 30, 2014 was $20,843, or $0.57 per diluted share, compared to adjusted net income of $13,653, or $0.39 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Recent Events

Non-controlling Interest

Effective February 1, 2014, Envestnet formed Envestnet Retirement Solutions, LLC (“ERS, LLC”) with various third parties. ERS, LLC offers advisory and technology enabled services to financial advisors and retirement plans. In exchange for a 64.5% ownership interest in ERS, LLC, Envestnet contributed certain assets and has agreed to fund a certain amount of the operating expenses of ERS, LLC. As described below, due to the issuance of units related to the acquisition of Klein Decisions, Inc. (“Klein”) Envestnet’s ownership in ERS, LLC is 57% as of September 30, 2014.

Acquisition of Klein Decisions, Inc.

On July 1, 2014, ERS, LLC completed the acquisition of Klein.  In accordance with the stock purchase agreement, ERS, LLC acquired all of the outstanding shares of Klein for cash consideration of approximately $1,288, a promissory note in the amount of $1,500, and estimated fair value of $3,285 in contingent consideration (with a minimum guaranteed amount of $1,175), to be paid over three years.  The promissory note was paid by ERS, LLC on July 31, 2014.  Klein develops dynamic decision systems that incorporate investor preferences, goals, and priorities into the investment process. ERS, LLC acquired Klein for its capabilities in delivering personal participant solutions, as well as its personnel to further build out ERS’s business of serving advisors who support the small retirement plan market.

On July 9, 2014, ERS, LLC accepted the subscription of former owners of Klein (the “Klein Parties”) to purchase an 11.7% ownership interest of ERS, LLC for $1,500.  The Klein Parties have the right to require ERS, LLC to repurchase units issued pursuant to the subscription anytime between 18 and approximately 36 months after July 1, 2014 for the amount of $1,500.  This purchase obligation is guaranteed by Envestnet. After taking into account the subscription of the Klein Parties, the Envestnet’s ownership interest in ERS, LLC is 57%.

The results of Klein operations are included in the condensed consolidated statements of operations beginning July 1, 2014.  The results are not material to Envestnet.

Acquisition of Placemark Holdings, Inc.

On October 1, 2014, Envestnet completed the acquisition (the “Acquisition”) of Placemark Holdings, Inc., a Delaware corporation (“Placemark”).  Placemark develops Unified Managed Account (“UMA”) programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full-service broker-dealers and RIA firms.

Under the terms of the Acquisition, Envestnet paid approximately $66,000 in cash, subject to certain post-closing adjustments of which Envestnet is still in the process of completing. Envestnet funded the Acquisition with available cash and borrowings under its credit agreement (see Note 15 to the notes of the condensed consolidated financial statements).

For the three and nine months ended September 30, 2014, acquisition costs for Placemark totaled $580 and $994, respectively, and are included in general and administration expenses. Envestnet will incur additional Placemark related acquisition costs during the fourth quarter of 2014.

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

The Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants and events of default. The covenants include certain financial covenants requiring Envestnet to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum adjusted EBITDA, and provisions that limit the ability of Envestnet and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business activities. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events constituting an event of default under the Credit Agreement, all borrowings outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. Envestnet had $30,000 of borrowings under the Credit Agreement at September 30, 2014. Envestnet incurred interest expense of $22 for the three and nine months ended September 30, 2014. Envestnet was in compliance with all covenants of the Credit Agreement as of September 30, 2014.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for Envestnet on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Envestnet is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. Envestnet has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated.

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2013	2013	2014	2014	2014
	(in millions, except accounts and advisors)
Platform Assets
Assets Under Management (AUM)	$41,932	$45,706	$49,383	$53,063	$54,935
Assets Under Administration (AUA)	118,228	132,215	146,748	156,723	164,639
Subtotal AUM/A	160,160	177,921	196,131	209,786	219,574
Licensing	326,567	358,919	376,341	412,141	448,169
Total Platform Assets	$486,727	$536,840	$572,472	$621,927	$667,743

Platform Accounts
AUM	200,648	211,039	226,452	239,367	255,359
AUA	456,461	524,806	566,139	596,886	642,192
Subtotal AUM/A	657,109	735,845	792,591	836,253	897,551
Licensing	1,425,102	1,508,254	1,559,188	1,659,313	1,830,678
Total Platform Accounts	2,082,211	2,244,099	2,351,779	2,495,566	2,728,229

Advisors
AUM/A	21,759	22,838	24,369	24,945	24,887
Licensing	7,511	7,794	8,025	8,583	11,266
Total Advisors	29,270	30,632	32,394	33,528	36,153

During the third quarter of 2014, approximately $3.2 billion in assets, 23,000 accounts and 1,100 advisors were reclassified from AUA to Licensing in connection with client conversion activity.

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended September 30, 2014
	As of 6/30/14	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Licensing	As of 9/30/14
	(in millions except accounts)
Assets under Management (AUM)	$53,063	$5,404	$(2,345)	$3,059	$(1,187)	$—	$54,935
Assets under Administration (AUA)	156,723	25,765	(11,945)	13,820	(2,746)	(3,158)	164,639
Total AUM/A	$209,786	$31,169	$(14,290)	$16,879	$(3,933)	$(3,158)	$219,574
Fee-Based Accounts	836,253			84,708		(23,410)	897,551

Gross sales for the three months ended September 30, 2014 included $12.8 billion in new client conversions included in the above AUM/A gross sales figures, and an additional $33.6 billion of conversions in Licensing. Also during the third quarter, approximately $3.2 billion in assets were reclassified from AUA to Licensing in connection with client conversion activity.

	Asset Rollforward - Nine Months Ended September 30, 2014
	As of 12/31/13	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Licensing	As of 9/30/14
	(in millions except accounts)
Assets under Management (AUM)	$45,706	$16,509	$(8,043)	$8,466	$763	$—	$54,935
Assets under Administration (AUA)	132,215	59,235	(27,563)	31,672	3,910	(3,158)	164,639
Total AUM/A	$177,921	$75,744	$(35,606)	$40,138	$4,673	$(3,158)	$219,574
Fee-Based Accounts	735,845			185,116		(23,410)	897,551

Gross sales for the nine months ended September 30, 2014 included $23.2 billion in new client conversions included in the above AUM/A gross sales figures, and an additional $58.0 billion of conversions in Licensing. Also during the third quarter, approximately $3.2 billion in assets were reclassified from AUA to Licensing in connection with client conversion activity.

Metrics as of September 30, 2014 exclude placemark, which added approximately $15.4 billion in AUM, 45,000 accounts and 3,400 advisors as of October 1, 2014.

The mix of AUM and AUA was as follows for the periods indicated:

	September 30,	December 31,	March 31,	June 30,	September 30,
	2013	2013	2014	2014	2014
Assets under management (AUM)	31%	26%	25%	25%	25%
Assets under administration (AUA)	69%	74%	75%	75%	75%
	100%	100%	100%	100%	100%

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
	(in thousands)
Revenues:
Assets under management or administration	$74,899	$59,580	$15,319	26%
Licensing and professional services	13,678	10,300	3,378	33%
Total revenues	88,577	69,880	18,697	27%

Operating expenses:
Cost of revenues	39,111	30,154	8,957	30%
Compensation and benefits	25,833	21,063	4,770	23%
General and administration	13,428	11,985	1,443	12%
Depreciation and amortization	4,253	4,467	(214)	-5%
Restructuring charges	—	474	(474)	-100%
Total operating expenses	82,625	68,143	14,482	21%
Income from operations	5,952	1,737	4,215	243%
Other income (expense)	(11)	4	(15)	*
Income before income tax provision	5,941	1,741	4,200	241%
Income tax provision	2,173	435	1,738	*
Net income	3,768	1,306	2,462	189%
Add: Net loss attributable to non-controlling interest	—	—	—	*
Net income attributable to Envestnet, Inc.	$3,768	$1,306	$2,462	189%

*Not meaningful.

Revenues

Total revenues increased 27% from $69,880 in the three months ended September 30, 2013 to $88,577 in the three months ended September 30, 2014. The increase was primarily due to an increase in revenues from AUM or AUA of $15,319. Revenues from AUM/A were 85% and 85% of total revenues in the three months ended September 30, 2014 and 2013, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 26% from $59,580 in the three months ended September 30, 2013 to $74,899 in the three months ended September 30, 2014. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2014, relative to the corresponding period in 2013. In the third quarter of 2014, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2013 and the first half of 2014.

The number of financial advisors with AUM or AUA on our technology platforms increased from 21,759 as of September 30, 2013 to 24,887 as of September 30, 2014 and the number of AUM or AUA investor accounts increased from approximately 657,000 as of September 30, 2013 to approximately 898,000 as of September 30, 2014.

Licensing and professional services

Licensing and professional services revenues increased 33% from $10,300 in the three months ended September 30, 2013 to $13,678 in the three months ended September 30, 2014, primarily due to an increase in licensing revenue of $3,488 offset by a decrease in professional services revenue of $162.

Cost of revenues

Cost of revenues increased 30% from $30,154 in the three months ended September 30, 2013 to $39,111 in the three months ended September 30, 2014, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 43% in the three months ended September 30, 2013 to 44% in the three months ended September 30, 2014.

Compensation and benefits

Compensation and benefits increased 23% from $21,063 in the three months ended September 30, 2013 to $25,833 in the three months ended September 30, 2014, primarily due to an increase in salaries, stock-based compensation and incentive compensation of $4,489 related to an increase in headcount.  As a percentage of total revenues, compensation and benefits decreased from 30% in the three months ended September 30, 2013 to 29% in the three months ended September 30, 2014.

General and administration

General and administration expenses increased 12% from $11,985 in the three months ended September 30, 2013 to $13,428 in the three months ended September 30, 2014, primarily due to increases in transaction related expenses of $334, occupancy costs of $360, communication, research and data services expenses of $266, and travel and entertainment expenses of $514, offset by a decrease in website and systems development costs of $109.  As a percentage of total revenues, general and administration expenses decreased from 17% in the three months ended September 30, 2013 to 15% in the three months ended September 30, 2014.

Depreciation and amortization

Depreciation and amortization expense decreased 5% from $4,467 in the three months ended September 30, 2013 to $4,253 in the three months ended September 30, 2014, primarily due to a decrease in amortization of intangibles of $362 offset by an increase in depreciation of $148.  As a percentage of total revenues, depreciation and amortization expense decreased from 6% in the three months ended September 30, 2013 to 5% in the three months ended September 30, 2014.

Income tax provision

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Income tax provision	$2,173	$435
Effective tax rate	36.6%	25.0%

For the three months ended September 30, 2014, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, and generation of Research & Development (“R&D”) tax credits. For the three months ended September 30, 2013, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, anticipated recognition of previously unrecognized tax benefits, and generation of R&D tax credits.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
	(in thousands)
Revenues:
Assets under management or administration	$212,707	$137,150	$75,557	55%
Licensing and professional services	39,238	30,987	8,251	27%
Total revenues	251,945	168,137	83,808	50%

Operating expenses:
Cost of revenues	111,503	66,600	44,903	67%
Compensation and benefits	74,449	55,475	18,974	34%
General and administration	38,514	30,840	7,674	25%
Depreciation and amortization	13,290	10,666	2,624	25%
Restructuring charges	—	474	(474)	-100%
Total operating expenses	237,756	164,055	73,701	45%
Income from operations	14,189	4,082	10,107	248%
Other income (expense)	1,909	195	1,714	*
Income before income tax provision	16,098	4,277	11,821	276%
Income tax provision	5,812	1,312	4,500	*
Net income	10,286	2,965	7,321	247%
Add: Net loss attributable to non-controlling interest	195	—	195	*
Net income attributable to Envestnet, Inc.	$10,481	$2,965	$7,516	253%

*Not meaningful.

Revenues

Total revenues increased 50% from $168,137 in the nine months ended September 30, 2013 to $251,945 in the nine months ended September 30, 2014. The increase was primarily due to an increase in revenues from AUM or AUA of $75,557. Revenues from AUM/A were 84% and 82% of total revenues in the nine months ended September 30, 2014 and 2013, respectively.

Assets under management or administration

Revenues earned from AUM or AUA increased 55% from $137,150 in the nine months ended September 30, 2013 to $212,707 in the nine months ended September 30, 2014. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2014, relative to the corresponding period in 2013. In 2014, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2013 and the first half of 2014, as well as an increase in revenues related to the WMS acquisition.

The number of financial advisors with AUM or AUA on our technology platforms increased from 21,759 as of September 30, 2013 to 24,887 as of September 30, 2014 and the number of AUM or AUA investor accounts increased from approximately 657,000 as of September 30, 2013 to approximately 898,000 as of September 30, 2014.

Licensing and professional services

Licensing and professional services revenues increased 27% from $30,987 in the nine months ended September 30, 2013 to $39,238 in the nine months ended September 30, 2014, primarily due to an increase in licensing revenue of $8,174 and other revenue of $1,630 related to our annual Advisor Summit, offset by a decrease in professional services revenue of $1,605.

Cost of revenues

Cost of revenues increased 67% from $66,600 in the nine months ended September 30, 2013 to $111,503 in the nine months ended September 30, 2014, primarily due to a corresponding increase in revenues from AUM or AUA and costs incurred related to the Advisor Summit of $1,647 and an increase related to the additional cost attributable to WMS revenues which have a higher cost profile than our non-WMS business.  As a percentage of total revenues, cost of revenues increased from 40% in the nine months ended September 30, 2013 to 44% in the nine months ended September 30, 2014.

Compensation and benefits

Compensation and benefits increased 34% from $55,475 in the nine months ended September 30, 2013 to $74,449 in the nine months ended September 30, 2014, primarily due to an increase in salaries, benefits, stock-based compensation, short term variable compensation expense, and incentive compensation of $19,054 related to an increase in headcount.  As a percentage of total revenues, compensation and benefits decreased from 33% in the nine months ended September 30, 2013 to 30% in the nine months ended September 30, 2014.

General and administration

General and administration expenses increased 25% from $30,840 in the nine months ended September 30, 2013 to $38,514 in the nine months ended September 30, 2014, primarily due to increases in professional and legal fees of $2,990, website and systems development costs of $1,790, occupancy costs of $1,884, communication, research and data services expenses of $1,106, and travel and entertainment expenses of $1,242, offset by a decrease in transaction related expenses of $2,910.  As a percentage of total revenues, general and administration expenses decreased from 18% in the nine months ended September 30, 2013 to 15% in the nine months ended September 30, 2014.

Depreciation and amortization

Depreciation and amortization expense increased 25% from $10,666 in the nine months ended September 30, 2013 to $13,290 in the nine months ended September 30, 2014, primarily due to an increase in intangible asset amortization of $1,483. As a percentage of total revenues, depreciation and amortization expense decreased from 6% in the nine months ended September 30, 2013 to 5% in the nine months ended September 30, 2014.

Other income

Other income increased by $1,714 primarily as a result of an agreement reached with a vendor regarding the recovery of certain expenses totaling $1,825, which we incurred in 2013.

Income tax provision

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Income tax provision	$5,812	$1,312
Effective tax rate	36.1%	30.7%

For the nine months ended September 30, 2014, our effective tax rate differs from the statutory rate primarily due to the effect of permanent differences and the generation of R&D tax credits. For the nine months ended September 30, 2013, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, the recognition of previously unrecognized tax benefits and the generation of R&D tax credits.

Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Adjusted revenues	$88,577	$69,880	$251,945	$168,297
Adjusted EBITDA	14,672	10,041	39,310	27,554
Adjusted net income	7,903	5,068	20,843	13,653
Adjusted net income per share	0.21	0.14	0.57	0.39

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

“Adjusted EBITDA” represents net income before deferred revenue fair value adjustment, interest income, imputed interest expense on contingent consideration, fair market value adjustment on contingent consideration, income tax provision, depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance, litigation-related expense, other income and pre-tax loss attributable to non-controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, imputed interest expense on contingent consideration, fair market value adjustment on contingent consideration, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance, amortization of acquired intangibles, litigation-related expense, other income and net loss attributable to non-controlling interest. Reconciling items are tax-effected using the income tax rates in effect on the applicable date.

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

•                  Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2014 and 2013, we had cash income tax payments, net of refunds, of $154 and $4,389 for the nine months ended September 30, 2014 and 2013, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•                  Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Total revenues	$88,577	$69,880	$251,945	$168,137
Deferred revenue fair value adjustment	—	—	—	160
Adjusted revenues	$88,577	$69,880	$251,945	$168,297

The following table sets forth a reconciliation of net income to adjusted EBITDA based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$3,768	$1,306	$10,286	$2,965
Add (deduct):
Deferred revenue fair value adjustment	—	—	—	160
Interest income	(6)	(4)	(101)	(13)
Interest expense	22	—	22	—
Imputed interest expense on contingent consideration	285	392	1,108	392
Fair market value adjustment on contingent consideration	118	—	(342)	—
Income tax provision	2,173	435	5,812	1,312
Depreciation and amortization	4,253	4,467	13,290	10,666
Non-cash compensation expense	2,676	2,015	8,443	6,462
Restructuring charges and transaction costs	978	1,119	1,664	2,173
Re-audit related expenses	—	118	—	3,005
Severance	—	193	—	425
Litigation related expense	—	—	18	7
Other income	—	—	(1,825)	—
Pre-tax loss attributable to non-controlling interest*	405	—	935	—
Adjusted EBITDA	$14,672	$10,041	$39,310	$27,554

* Pre-tax loss attributable to non-controlling interest assumes losses are allocated to ERS, LLC members pro-rata based on ownership percentage.

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014*	2013*	2014*	2013*
	(in thousands)
Net income	$3,768	$1,306	$10,286	$2,965
Add (deduct):
Deferred revenue fair value adjustment	—	—	—	93
Imputed interest expense on contingent consideration	171	228	665	228
Fair market value adjustment on contingent consideration	71	—	(205)	—
Non-cash compensation expense	1,606	1,169	5,065	3,748
Restructuring charges and transaction costs	690	648	1,203	1,260
Re-audit related expenses	—	68	—	1,742
Severance	—	112	—	247
Amortization of acquired intangibles	1,373	1,537	4,371	3,366
Litigation related expense	—	—	11	4
Other income	—	—	(1,095)	—
Net loss attributable to non-controlling interest	224	—	542	—
Adjusted net income	$7,903	$5,068	$20,843	$13,653

Diluted number of weighted-average shares outstanding	37,006,796	35,871,975	36,832,154	35,260,044

Adjusted net income per share	$0.21	$0.14	$0.57	$0.39

* Adjustments, excluding non-deductible transaction costs, are tax effected using an income tax rate of 40.0% and 42.0% for 2014 and 2013, respectively. Pre-tax loss attributable to non-controlling interest assumes losses are allocated to Envestnet Retirement Solutions, LLC members pro-rata based on ownership percentage.

Liquidity and Capital Resources

As of September 30, 2014, we had total cash and cash equivalents of $105,899 compared to $49,942 as of December 31, 2013. We plan to use existing cash as of September 30, 2014 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures, and acquisitions for the next twelve months.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)

Net cash provided by operating activities	$34,823	$14,585
Net cash used in investing activities	(9,099)	(15,586)
Net cash provided by financing activities	30,233	7,701
Net increase in cash and cash equivalents	55,957	6,700
Cash and cash equivalents, end of period	105,899	36,683

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 increased by $20,238 compared to the same period in 2013, primarily due to an increase in net income of $7,321, an increase in non-cash adjustments totaling $4,957, and an increase in the change in operating assets and liabilities totaling $7,960.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 decreased by $6,487 compared to the same period in 2013. The decrease is primarily a result of the decrease in cash disbursements for acquisitions by $7,704 offset by an increase in the purchase of property and equipment of $948.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 increased by $22,532 compared to the same period in 2013, primarily due to an increase in bank indebtedness of $30,000 offset by the payment of contingent consideration of $6,000 and an increase in the purchase of treasury stock for stock-based minimum tax withholdings of $1,413.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the nine months ended September 30, 2014, 84% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and nine months ended September 30, 2014, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $265 and $710 to pre-tax earnings, respectively, and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $217 and $581 to pre-tax earnings, respectively.

Interest rate risk

We are subject to market risks from changes in interest rates. As of September 30, 2014, the Company had borrowed a total of $30,000 under a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.25 percent and 1.75 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the revolving credit facility. The Company incurred interest expense of $22 for the three and nine months ended September 30, 2014.

Item 4.                                  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2014, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                  Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

(c) Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicaly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
July 1, 2014 through July 31, 2014	6,221	$48.88	—	—
August 1, 2014 through August 31, 2014	—	—	—	—
September 1, 2014 through September 30, 2014	—	—	—	—

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Mine Safety Disclosures

Not applicable.

Item 5.                                  Other Information

None.

Item 6.                                 Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2014.

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

*                 Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) the Condensed Consolidated Statement of Equity for the nine months ended September 30, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.