Form 10-K/A
period 2013-12-31
ENVESTNET, INC.
filed 2014-11-17
CIK 1337619

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

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

As of March 7, 2014, 34,019,202 shares of the common stock with a par value of $0.005 per share were outstanding.

Explanatory Note		3

Item 9A	Controls and Procedures	3

Item 15	Exhibits and Financial Statement Schedules	5

Signatures		6

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification

Exhibit 32.2	Certification

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 17, 2014 (the “Form 10-K”), and is being filed to amend Item 9A of the Form 10-K to (i) provide our management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year, (ii) disclose that our registered public accounting firm audited the financial statements included in the annual report and has included an attestation report on our internal control over financial reporting and (iii) disclose changes in our internal control over financial reporting during the three months ended December 31, 2013 that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.  Except as set forth in Item 9A below and filing of related certifications, no other changes are made to the Form 10-K. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update in any way the disclosures contained in the Form 10-K, including the Company’s financial statements and the footnotes thereto. The information on the facing page is as of the date of the filing of the Form 10-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on their evaluation under the COSO framework, our principal executive officer and our principal financial officer concluded that as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013 included in “Item 9A. Controls and Procedures.”

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2013, we completed our remediation plan related to the previously reported material weakness for inadequate and ineffective controls over accounting for income taxes. We finalized our review of the tax accounting process and identified certain controls to mitigate the material weakness, including an annual control over the preparation and review of the our income tax provision and enhanced controls over the preparation and review of the Company’s analysis and conclusions for all technical tax accounting matters. During the three months ended December 31, 2013, we formally instituted these additional controls and completed our testing of such controls. There were no other changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 15. Exhibits and Financial Statement Schedules

Exhibit
No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: November 17, 2014	/s/ JUDSON BERGMAN
Judson Bergman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2014	/s/ PETER H. D’ARRIGO
Peter H. D’Arrigo
Chief Financial Officer
(Principal Financial Officer)