Form 10-K
period 2014-12-31
ENVESTNET, INC.
filed 2015-03-02
CIK 1337619

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34835

Envestnet, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1409613 (I.R.S Employer Identification No.)
35 East Wacker Drive, Suite 2400, Chicago, IL (Address of principal executive offices)	60601 (Zip Code)

Registrant's telephone number, including area code:
 (312) 827-2800

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, par value $0.005 per share	NYSE

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2014 as reported on The New York Stock Exchange on that date: $1,088,337,378. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, and (ii) officers and directors of the registrant, as of June 30, 2014, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

         As of February 20, 2015, 34,547,210 shares of the common stock with a par value of $0.005 per share were outstanding.

  Forward-Looking Statements

        Unless the context requires otherwise, the words "Envestnet," "the Company," "we," "us" and "our" are references to Envestnet, Inc. and its subsidiaries as a whole.

        This annual report on Form 10-K contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are based on our current expectations and projections about future events and are identified by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "expected," "intend," "will," "may," or "should" or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

  •
  difficulty in sustaining rapid revenue growth, which may place significant demands on the Company's administrative, operational and financial resources,

  •
  fluctuations in the Company's revenue,

  •
  the concentration of nearly all of the Company's revenues from the delivery of investment solutions and services to clients in the financial advisory industry,

  •
  the impact of market and economic conditions on the Company's revenues,

  •
  the Company's reliance on a limited number of clients for a material portion of its revenue,

  •
  the renegotiation of fee percentages or termination of the Company's services by its clients,

  •
  the Company's ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies,

  •
  compliance failures,

  •
  regulatory actions against the Company,

  •
  the failure to protect the Company's intellectual property rights,

  •
  the Company's inability to successfully execute the conversion of its clients' assets from their technology platform to the Company's technology platforms in a timely and accurate manner,

  •
  general economic conditions, political and regulatory conditions,

  •
  the impact of fluctuations in interest rates on our business,

  •
  market conditions and our ability to issue additional debt and equity, and

  •
  management's response to these factors.

        In addition, there may be other factors of which we are presently unaware or that we currently deem immaterial that could cause our actual results to be materially different from the results referenced in the forward-looking statements. All forward-looking statements contained in this annual report and documents incorporated herein by reference are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events, except as required by applicable law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

        Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations.

        These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in Part I under "Risk Factors"; accordingly, investors should not place undue reliance upon our forward-looking statements.

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

Item 1.    Business

General

        We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our technology platforms provide financial advisors with the flexibility to address their clients' needs. As of December 31, 2014, approximately 40,000 advisors used our technology platforms, supporting approximately $713 billion of assets in approximately 2.9 million investor accounts.

        Envestnet empowers financial advisors to deliver fee-based advice to their clients. We work with both Independent Registered Investment Advisors ("RIAs"), as well as advisors associated with financial institutions such as broker-dealers and banks. The services we offer and market to financial advisors address advisors' ability to grow their practice as well as to operate more efficiently—the Envestnet platforms span the various elements of the wealth management process, from the initial meeting an advisor has with a prospective client to the ongoing day-to-day operations of managing an advisory practice.

        Our centrally-hosted technology platforms, which we refer to as having "open architecture" because of their flexibility, provides financial advisors with access to a series of integrated services to help them better serve their clients. These services include risk assessment and selection of investment strategies and solutions, asset allocation models, research and due diligence, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi-custodian performance reporting and communication tools, as well as access to a wide range of leading third-party asset custodians.

        We offer these solutions principally through the following product and services suites:

  •
  Envestnet's wealth management software empowers advisors to better manage client outcomes and strengthen their practice. Our software unifies the applications and services advisors use to manage their practice and advise their clients, including financial planning; capital markets assumptions; asset allocation guidance; research and due diligence on investment managers and funds; portfolio management, trading and rebalancing; multi-custodial, aggregated performance reporting; and billing calculation and administration.

  •
  Envestnet | PMC®, our Portfolio Management Consultants group primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients' needs, as well as the creation of proprietary investment solutions and products. Envestnet | PMC's investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and Exchange Traded Fund ("ETF") portfolios. Envestnet | PMC also offers Prima Premium Research, comprising institutional-quality research and due diligence on investment managers, mutual funds, ETFs and liquid alternatives funds.

  •
  Envestnet | TamaracTM provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management ("CRM") software, principally to high-end RIAs.

  •
  Vantage Reporting SolutionTM software aggregates and manages investment data, provides performance reporting and benchmarking, giving advisors an in-depth view of clients' various investments, empowering advisors to give holistic, personalized advice and consulting.

  •
  Envestnet | WMSTM offers financial institutions access to an integrated wealth platform, which helps construct and manage sophisticated portfolio solutions across an entire account life cycle, particularly in the area of unified managed account ("UMA") trading. Envestnet | WMS's Overlay Portfolio Management console helps wealth managers efficiently build customized client portfolios that consider both proprietary and open-architecture investment solutions.

  •
  Envestnet | PlacemarkTM develops UMA programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full service broker-dealers and RIA firms.

        We believe that our business model results in a high degree of recurring and predictable financial results. The majority of our revenue is asset-based, meaning it is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors. We also generate revenues from recurring, contractual licensing fees for providing access to our technology platforms and from professional services.

        For the year ended December 31, 2014, we earned fees of $294,200 from assets under management ("AUM") or assets under administration ("AUA" and collectively "AUM/A"), representing a 47% increase over earned fees from AUM/A in 2013. Asset-based fees accounted for approximately 84%, 83% and 81% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, licensing and professional services revenues were $54,500, representing a 30% increase over licensing and professional services revenues in 2013.

        Licensing and professional services revenues accounted for 16%, 17% and 19% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

        For over 85% of our asset-based fee arrangements, we bill customers at the beginning of each quarter based on the market value of customer assets on our technology platforms as of the end of the prior quarter, providing for a high degree of revenue visibility in the current quarter while inherently revenue from quarter to quarter may fluctuate based on changes in asset values or fee rates on those asset values. Furthermore, our licensing fees are highly predictable because they are generally established in multi-year contracts providing longer-term visibility regarding that portion of our total revenues.

        As the tables below indicate, our business has experienced steady and significant growth over the last several years. We believe this growth is attributable to secular trends in the wealth management industry as described below, the uniqueness and comprehensiveness of our products, as well as acquisitions.

        The following table sets forth the AUM or AUA as of the end of the quarters indicated:

Assets Under Management or Administration
($ in billions)

        The following table sets forth the number of accounts with AUM or AUA as of the end of the quarters indicated:

Accounts Under Management or Administration
(in thousands)

        The following table sets forth as of the end of the years indicated the number of financial advisors that had client accounts on our technology platforms:

Total Advisors

        We were founded in 1999 and through organic growth and strategic transactions we have grown to become a leading independent provider of integrated wealth management software and services to financial advisors and institutions. Our headquarters are located in Chicago, Illinois and we have offices in New York, New York; Denver, Colorado; Seattle, Washington; Sunnyvale, California; Boston and Wellesley, Massachusetts; Landis and Raleigh, North Carolina; Addison, Texas and Trivandrum, India.

Our Market Opportunity

        The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household and non-profit organization financial assets totaled $66.8 trillion as of September 30, 2014, up 2.7% from $65.0 trillion at December 31, 2013.

        In addition to experiencing significant growth in financial assets, the wealth management industry is characterized by a number of important trends, including those described below, which we believe create a significant market opportunity for technology-enabled investment solutions and services like ours.

        Increase in independent financial advisors.    Based on industry news reports and channel shifts in the advisor population, we believe that over the past several years an increasing number of financial advisors have elected to leave large financial institutions and start their own financial advisory practices or move to smaller, more independent firms. According to an analysis done by Cerulli Associates, the number of RIAs and dually-registered advisors has grown 26% over the past five years from 42,000 in 2008 to 53,000 in 2013.

        Increased reliance on technology among independent financial advisors.    In order to compete effectively in the marketplace, independent financial advisors are increasingly relying on technology service providers to help them provide comparable services cost effectively and efficiently.

        Increased use of financial advisors.    We believe that the volatility and increasing complexity in securities markets have resulted in increased investor interest in receiving professional financial advisory services. In a 2014 survey of US households by Phoenix Marketing International, 35% of households responded that they needed more financial and investment advice than they have in the past, up from 29% who expressed such need in 2009.

        Increased use of fee-based investment solutions.    Based on our industry experience, we believe that in order for financial advisors to effectively manage their clients' assets, advisors are seeking account types that offer the flexibility to choose among the widest range of investment solutions. Financial advisors typically charge their fees for these types of flexible accounts based on a percentage of assets rather than on a commission or other basis. We estimate, based on an analysis done by Cerulli Associates, fee-based investment advisory assets totaled $7 trillion in 2014 based on Q3 2014 managed account assets of $3.9 trillion and estimated RIA and dually-registered advisor assets of $3.1 trillion.

        More stringent standards applicable to financial advisors.    Increased scrutiny of financial advisors to ensure compliance with current laws, coupled with the possibility of new laws focused on a fiduciary standard, may require changes to the way financial advisors offer advice. In order to adapt to these changes, we believe that financial advisors may benefit from utilizing technology platforms, such as ours, that allows them to address their clients' wealth management needs.

Our Business Model

        We believe that a number of attractive characteristics contribute significantly to the success of our business model, including:

  •
  Positioned to capitalize on favorable industry trends.  As a leading provider of unified wealth management software and services to financial advisors, we believe we are well positioned to take advantage of favorable secular trends in the wealth management industry, particularly the increased prevalence and use of independent financial advisors, the movement toward fee-based pricing structures and advisors' increased reliance on technology.

  •
  Recurring and resilient revenue base.  The substantial majority of our revenues is recurring and derived either from asset-based fees, which generally are billed at the beginning of each quarter or from fixed fees under multi-year license agreements. For the year ended December 31, 2014, we derived 84% of our total revenues from asset-based fees and 16% from licensing and professional services revenues.

  •
  Strong customer retention.  We believe that the breadth of access to investment solutions and the multitude of services that we provide allow financial advisors to address a wide range of their clients' needs and, as a result, financial advisors are less likely to move away from our technology platforms. Because a technology platform is involved in nearly all of a financial advisor's activities needed to serve their clients, once a financial advisor has moved clients and their assets onto our technology platforms, significant time, costs and/or resources would be required for the financial advisor to shift to another technology platform.

  •
  Substantial operating leverage.  Because we have designed our systems architecture to accommodate growth in the number of advisors and accounts we support and to provide the flexibility to add new investment solutions and services, our technology platforms and infrastructure allow us to grow our business efficiently, without the need for significant additional expenditures as assets grow. This, combined with low marginal costs required to add additional accounts and new investment solutions and services, enables us to generate substantial operating leverage during the course of our relationship with a financial advisor as the advisor adds accounts to our platforms and the assets of the advisor's clients grow through financial advisors' use of additional investment solutions and services we provide.

Our Growth Strategy

        Envestnet serves the fastest growing segments of the wealth management industry: independent financial advisors; fee-based solutions; and outsourced investment and technology solutions. We intend to increase revenue and profitability by continuing to pursue the following strategies:

  •
  Increase the advisor base.  Through the outreach and marketing activities of our sales and client service teams, we continue the process of leveraging existing enterprise client relationships to add new financial advisors to our technology platforms, and building new relationships to add additional advisors. Generally, when we establish an enterprise client relationship, we are provided access to the client's financial advisors and are given the opportunity to convert them to our technology platforms. During the five-year period ended December 31, 2014, within existing enterprises, we increased the number of advisors with AUM or AUA on our platforms at a compound annual growth rate of 12%. We further increased the number of advisors through acquisitions and new enterprise relationships established during the past five years, resulting in the total number of advisors with AUM or AUA on our platforms growing at a compound annual growth rate of 28%. Even with that steady growth, we continue to have the opportunity to increase the number of financial advisors we serve within our existing enterprise client relationships as advisors increasingly shift their businesses to fee-based practices.

  •
  Extend the account base within a given advisor relationship.  We work with existing clients to shift an increasing portion of their business to the Envestnet platforms. During the five-year period ended December 31, 2014, the average number of AUM or AUA accounts per advisor on our technology platforms grew from approximately 21 to 34, an increase of over 64%. As a result, total AUM or AUA accounts increased at a compound annual growth rate of 41% during the same period.

  •
  Expand the services utilized by each advisor.  In most cases, an advisor will use only a portion of Envestnet's services. Accordingly, through our sales and marketing efforts, we will continue to educate our financial advisor customers regarding our capabilities in order to expand the scope of our investment solutions and services they employ.

  •
  Obtain new enterprise clients.  Growing fee-based offerings has become a strategic priority for financial services firms. Envestnet is positioned in the marketplace to empower these firms to deliver fee-based solutions to their advisors. These enterprise clients provide us with access to a large number of financial advisors that may be interested in utilizing our technology platforms, as well as to the assets that are managed by these financial advisors. We believe that the current market opportunity for enterprise conversions continues to be significant. New enterprise clients also provide further opportunities to execute on the other strategies discussed above.

  •
  Continue to invest in our technology platforms.  We intend to continue to invest in our technology platforms to provide financial advisors with access to investment solutions and services that address the widest range of financial advisors' front-, middle-and back-office needs. In the years ended December 31, 2014, 2013 and 2012, our technology development costs totaled $11,560, $9,141, and $8,659, respectively.

  •
  Continue to pursue strategic transactions and other relationships.  We intend to continue to selectively pursue acquisitions, investments and other relationships that we believe can enhance the attractiveness of our technology platforms or expand our client base. Given our scale of operations and record of past transactions and access to capital, we believe we are well-positioned to engage in such transactions in the future. During the past three years we have acquired the following entities:

  •
  In April 2012, we acquired Prima Capital Holding, Inc. ("Prima"). Prima, now part of Envestnet | PMC, provides Prima Premium Research, including investment manager due diligence, consulting, and custom research to the wealth management and retirement industries. Prima's clientele includes banks, independent RIAs, regional broker-dealers, family offices and trust companies.

    •
    In May 2012, we acquired Tamarac, Inc. ("Tamarac"). Tamarac, now operating as Envestnet | Tamarac, provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management software, principally to high-end RIAs.

    •
    In July 2013, we acquired the Wealth Management Solutions ("WMS") division of Prudential Investments. WMS offers financial institutions access to an integrated wealth platform, which helps construct and manage sophisticated portfolio solutions across an entire account life cycle, particularly in the area of UMA trading.

    •
    In February 2014, we formed Envestnet Retirement Solutions, LLC ("ERS, LLC") with various third parties. ERS, LLC offers advisory and technology enabled services to financial advisors and retirement plans. As of December 31, 2014, our ownership in ERS, LLC was 57%.

    •
    In October 2014, we acquired Placemark Holdings, Inc. ("Placemark"). Placemark, now operating as Envestnet | Placemark develops UMA programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full-service broker-dealers and RIA firms.

Our Technology Platforms

        Our proprietary Web-based platforms provide financial advisors with access to investment solutions and services that address, in one unified, centrally-hosted platform, based on our knowledge of the industry, the widest range of front-, middle-and back-office needs in our industry. The "open architecture" design of our technology platforms provide financial advisors with flexibility in terms of the investment solutions and services they access, and configurability in the manner in which the financial advisors utilize particular investment solutions and services. The multi-tenant platform architecture ensures that this level of flexibility and customization is achieved without requiring us to create unique applications for each client, thereby reducing the need for additional technology personnel and associated expenses. In addition, though our technology platforms are designed to deliver a breadth of functions, financial advisors are able to select from the various investment solutions and services we offer, without being required to subscribe to or purchase more than what they believe is necessary.

        Envestnet's wealth management software enables advisors to better advise their clients, invest portfolios, manage their practice and those portfolios, and report on their clients' holdings.

        Advise.    Our technology platforms provide financial advisors with a flexible proposal and presentation tool that is capable of creating highly customized documents, including signature-ready forms needed to open client accounts. Also, our platforms include a number of financial planning tools such as Monte Carlo simulations, portfolio diagnostics and retirement planning which enable financial advisors to create and implement financial plans that are tailored to each client's investment goals, risk tolerance and assets. Our technology platforms provide financial advisors with a customizable risk tolerance questionnaire, which assists advisors in understanding the investment objectives and preferences of their clients and also helps the advisor comply with applicable regulatory requirements regarding the suitability of investments and fiduciary obligations. Based on answers to the questionnaire, the advisor can analyze whether the current portfolio is appropriate to reach the client's goals and suggest an investment policy. We also empower advisors to improve their research and advice through the institutional quality research we provide on investment managers, funds, and alternative investments, and asset allocation guidance through Envestnet | PMC and Prima Premium Research.

        Invest.    Once the investment solutions have been selected, our technology platforms, through relationships we have established with a variety of investment managers, allow the financial advisor to access and choose from a wide range of investment programs, including separately managed accounts, unified managed accounts, third-party strategist programs, mutual fund and ETF programs, and others, depending on the financial advisor's assessment of the client's needs. Because our technology platforms support nearly every investment program type that is currently available, financial advisors are able to keep more of a client's assets on one technology platform, thereby simplifying the operation of their practice, saving time and lowering costs. Envestnet | PMC provides consulting services aimed at providing financial advisors with additional support in addressing their clients' needs, including asset allocation modeling, asset manager and mutual fund due diligence, manager and fund selection and ongoing monitoring, investment portfolio construction and overlay services, principally relating to ongoing portfolio management and asset allocation rebalancing. Envestnet | PMC also creates proprietary investment solutions and products, including separate account strategies, multi-manager portfolios, mutual funds, mutual fund wrap and ETF asset allocation strategies.

        Manage.    Once a financial advisor has created a client account and selected investment solutions and programs, our technology platforms provide access to ongoing account management services. Additionally, Envestnet | PMC portfolio managers and research analysts review all Envestnet | PMC models and proprietary portfolios to determine when to rebalance across asset classes. We also offer overlay services that can help enhance an advisor's ability to carry out his or her fiduciary responsibility. Financial advisors can receive risk and style drift alerts, enabling them to adjust their clients' portfolios to ensure that the portfolios remain in compliance with their clients' stated investment objectives and risk tolerance levels. These services include ongoing review of investment portfolios for compliance with asset allocation criteria, with rebalancing recommendations made as necessary, assistance with investment portfolio tax management and review of investment accounts to ensure that investment decisions are consistent with the client's investment objectives. We also offer a socially responsible overlay which the financial advisor may use to maintain compliance with clients' investment restrictions. These may include securities issued by specific companies or from issuers in certain industries that clients want to exclude from their investment accounts.

        Envestnet | Tamarac Advisor Xi integrates portfolio accounting, model management, monitoring, rebalancing, trading, performance reporting, and enterprise-level client relationship management software. Advisor Xi also empowers advisors to receive drift alerts and rebalancing notifications to help ensure that asset allocations conform to a client's investment policy. Envestnet | Tamarac's rebalancing software also can be configured to rebalance assets in the most tax-efficient manner for the client.

        Report.    Our technology platforms help advisors to better report on their clients' consolidated holdings through our Vantage Reporting Solution and Envestnet | Tamarac offerings, which provide trade-ready, fully-reconciled aggregated performance reports to advisors and their end clients. Our technology platforms provide financial advisors with access to more than 40 third-party custodians, real-time data and Web-based service tools. Our platforms generate highly configurable aggregated reports showing holdings, investment performance, capital gains and losses and other information for financial advisors to provide to their clients that can be downloaded, viewed online or printed. In addition, through our India operations, our technology platforms provide financial advisors with access to client account data reconciled daily with records maintained by multiple custodians. Accordingly, when securities markets open each day, financial advisors have the most up-to-date account data available. Our technology platforms also support a wide range of fee and billing structures. These include breakpoint pricing, where lower fee rates are applied as asset levels meet or exceed pre-established thresholds, fees based on aggregated client funds across several accounts held by family members, fees tailored to different investment programs and investment solution types and other customized fee and billing arrangements. Our technology platforms include configurable Fiduciary Oversight Notes ("FONs") that help advisors understand implications of the decisions they make via educational text boxes, and then memorialize those decisions for client service and reporting. The FONs may be searched and reviewed by home offices or the advisors themselves.

Our Customers

        Independent financial advisors that are working alone or as part of financial advisory firms.    Our principal value proposition aimed at independent financial advisors working alone or as part of financial advisory firms is that our technology platforms allow them to compete effectively with financial advisors employed by large financial institutions. We provide independent financial advisors with access to as many or more of the investment solutions and services that are typically available to financial advisors working at the largest firms. An example of one of our independent financial advisory firm clients is Commonwealth Financial Network.

        Enterprise clients.    We provide enterprise clients with customized, private-labeled technology platforms that enable them to support their affiliated financial advisors with a broad range of investment solutions and services. Our contracts with enterprise clients establish the applicable terms and conditions, including pricing terms, service level agreements and basic platform configurations. For the years ended December 31, 2014, 2013 and 2012, revenues associated with our relationship with our single largest enterprise client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 19%, 20%, and 22%, respectively, of our total revenues. No other client accounted for more than 10% of our total revenues. Examples of our other enterprise clients include Northwestern Mutual, National Financial Partners and National Planning Holdings.

Sales and Marketing

        Our sales and marketing staff of approximately 177 employees is organized by sales channel and product offering. Our enterprise sales team focuses on entering into agreements with enterprise clients, which enable us to sell our platform capabilities to those firms and the advisors associated with them. Our advisory sales team sells to the individual financial advisors of broker-dealers and enters into agreements with RIA firms. Envestnet | Tamarac sells rebalancing, performance reporting and CRM solutions principally to large RIA firms. Envestnet | PMC offers portfolio and investment management consulting services, including Prima Premium Research and due diligence capabilities. Envestnet | WMS offers financial institutions access to an integrated wealth platform, particularly in the area of UMA trading. Envestnet | Placemark is a leading provider of active overlay portfolio management solutions for UMA programs for banks, full-service broker-dealers and RIA firms.

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

        To implement our marketing efforts, we generally employ paid print and online advertisements in a variety of industry publications, as well as promotions that include e-blast campaigns and sponsored webinars. We also partner with independent broker-dealers ("IBDs") on direct mail campaigns targeting such firms' financial advisors to describe the investment solutions and services that we offer, produce brochures and presentations for financial advisors to use with their clients and we create Internet pages or sites to promote our investment solutions and services.

Competition

        We generally compete on the basis of several factors, including the breadth and quality of investment solutions and services to which we provide access through our technology platforms, the number of custodians that are connected through our technology platforms, the price of our investment solutions and services, the ease of use of our technology platforms and the nature and scope of investment solutions and services that each client believes are necessary to address their needs. Our competitors offer a variety of products and services that compete with one or more of the investment solutions and services provided through our technology platforms, although, based on our industry experience, we believe that none offers a more comprehensive set of products and services than we do. Our principal competitors include:

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

  •
  Providers of Specific Service Applications.  A number of our competitors, including Advent Software, Inc., provide financial advisors with a product or service designed to address one specific issue or need, such as financial planning or performance reporting. While our technology platforms also provide access to these investment solutions or services, financial advisors may elect to utilize a single application rather than a fully integrated platform.

  •
  Custodians.  A number of leading asset custodians, such as Pershing LLC (a subsidiary of BNY Mellon Corporation) and The Charles Schwab Corporation, have expanded beyond their custodial businesses to also offer advisor trading tools that compete with our financial advisor-directed solutions.

Technology

        Our technology platforms feature a three-tier architecture integrating a Web-based user interface, an application tier that houses the business logic for all of the platforms' functionality and a SQL Server databases. The application tier resides behind load balancers which distribute the workload demands across our servers. We believe our technology design allows for significant scalability.

        We devote significant resources to ensuring sufficient platform capacity and system uptime. In 2014, our actual uptime was 99.8%. We have achieved Service Organization Control Report ("SOC1") compliance with our platforms and we maintain multiple redundancies, back up our databases and safeguard technologies and proprietary information consistent with industry best practices. We also maintain a comprehensive business continuity plan and company-wide risk assessment program that is consistent with industry best practices and that complies with applicable regulatory requirements.

        We have historically made significant investments in platform development in order to enhance and expand our technology platforms and expect to continue to make significant investments in the future. In the years ended December 31, 2014, 2013 and 2012, we incurred technology development costs totaling approximately $11,560, $9,141 and $8,659, respectively. Of these costs, we capitalized approximately $3,382, $3,143 and $2,350, respectively, as internally developed software. The increase in the amount of technology development expenditures and the increase in the amount we capitalized in 2013 compared to 2012 is a result of technology development expenditures related to Envestnet | Tamarac and Envestnet | WMS products. We expect to continue focusing our technology development efforts principally on adding features to increase our market competitiveness, enhancements to improve operating efficiency and reduce risk, and client-driven requests for new capabilities.

Intellectual Property and Proprietary Rights

        We rely on a combination of trademark, copyright and trade secret protection laws to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information. We enter into confidentiality agreements with our employees, consultants, customers and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. In the normal course of business, we provide our intellectual property to third parties through licensing or restricted use agreements. We have proprietary know-how in algorithms, implementation and business on-boarding functions, along with a wide variety of applications software. We have registered the mark "ENVESTNET" with the U.S. Patent and Trademark Office in addition to several marks commonly used by Envestnet. We also pursue the registration of certain of our other trademarks and service marks in the United States. In addition, we have registered our domain name, www.envestnet.com and several other websites, such as www.envestnetpmc.com, www.placemark.com, www.tamaracinc.com and www.primacapital.com. We have established a system of security measures to protect our computer systems from security breaches and computer viruses. We have employed various technology and process-based methods, such as clustered and multi-level firewalls, intrusion detection mechanisms, vulnerability assessments, content filtering, antivirus software and access control mechanisms. We also use encryption techniques for data transmissions. We control and limit access to confidential and proprietary information on a "need to know" basis.

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

        Our subsidiaries Envestnet Asset Management, Inc., Portfolio Management Consultants, Inc., ERS, LLC. and EPS operate investment advisory businesses. These subsidiaries are registered with the U.S. Securities and Exchange Commission ("SEC") as "investment advisers" under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and are regulated thereunder. They may also provide fiduciary services as defined in Section 3(21)(A)(ii) of the Employee Retirement Income Security Act of 1974 ("ERISA"), including acting as an "investment manager" (as defined in Section 3(38) of ERISA). As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an "investment company" provided for under Rule 3a-4 of the Investment Company Act of 1940, as amended (the "Investment Company Act"). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, it could have a substantial effect on our business. Envestnet Asset Management, Inc. serves as the investment adviser to two mutual funds and a series of collective investment trusts managed towards retirement target dates. Mutual funds are registered as "investment companies" under the Investment Company Act. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, and detailed operating requirements, including restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek "best execution" for their clients' securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser's fees, and provide extensive and ongoing disclosure to clients. The application of these requirements to wrap fee programs is particularly complex and the SEC has in the past scrutinized firms' compliance with these requirements. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Although we believe we are in compliance in all material respects with the requirements of the Advisers Act and the Investment Company Act and the rules and interpretations promulgated thereunder, our failure to comply with such laws, rules and interpretations could have a material adverse effect on us. Collective investment trusts are unregistered funds operated by a trust company or a bank regulated by the Office of the Comptroller of Currency (the "OCC"). In our role as advisor to these funds, we operate under substantially similar obligations to those discussed above for mutual funds.

        Portfolio Brokerage Services, Inc., ("PBS"), our broker-dealer subsidiary, is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934, ("Exchange Act"), in all 50 states and the District of Columbia. In addition, PBS is a member of the Financial Industry Regulatory Authority ("FINRA"), the securities industry self-regulatory organization that supervises and regulates the conduct and activities of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA and the SEC conduct periodic examinations of the operations of its members, including PBS. Violation of applicable regulations can result in the suspension or revocation of a broker-dealer's registration, the imposition of censures or fines and the suspension or expulsion of the broker-dealer from FINRA. PBS is subject to minimum net capital requirements under the Exchange Act, SEC and FINRA rules and conducts its business pursuant to the exemption from the SEC's customer protection rule provided by Rule 15c3-3(k)(2)(i) under the Exchange Act. As of December 31, 2014, PBS was required to maintain a minimum of $100 in net capital and its actual net capital was $1,049.

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

  Investment Advisory Program Conducted Under Rule 3a-4

        Under the Investment Company Act, an issuer that is engaged in the business of investing, reinvesting or trading in securities may be deemed an "investment company," in which case the issuer may be subject to registration requirements and regulation as an investment company under the Investment Company Act. In order to provide assurance that certain discretionary investment advisory programs would not be considered investment companies, the SEC adopted Rule 3a-4 under the Investment Company Act, which provides a non-exclusive safe harbor from the definition of an investment company for programs that meet the requirements of the rule. We conduct the following programs pursuant to the Rule 3a-4 safe harbor:

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

        We believe that, to the extent we exercise discretion over accounts in any of these programs, these programs qualify for the safe-harbor because all of the programs have the following characteristics, which are generally required in order for a program to be eligible for the Rule 3a-4 safe harbor:

  •
  Each client account is managed on the basis of the client's financial situation, investment objectives and reasonable client-imposed investment restrictions;

  •
  At the opening of the account, the client's financial advisor obtains information from the client and provides us with the client's financial situation, investment objectives and reasonable restrictions;

  •
  On no less than an annual basis, the client's financial advisor contacts the client to determine whether there have been any changes in the client's financial situation or investment objectives, and whether the client wishes to impose any reasonable restrictions on the management of the account or reasonably modify existing restrictions. This information is communicated to us and reflected in our management of client accounts;

  •
  On a quarterly basis, we or another designated person (in most cases this will be the client's financial advisor) notify the client to contact us or another designated person if there have been any changes to the client's financial position or investment objectives or if the client wishes to impose any reasonable restrictions on the management of the account;

  •
  We, the client's financial advisor and the manager of the client's account, all of whom are knowledgeable about the account and its management, are reasonably available to the client for consultation;

  •
  All of the programs allow each client to impose reasonable restrictions on the management of his or her account;

  •
  On at least a quarterly basis, the client is provided with a statement containing a description of all activity in the client's account during the preceding period, including all transactions made on behalf of the account, all contributions and withdrawals made by the client, all fees and expenses charged to the account, and the value of the account at the beginning and end of the period; and

  •
  For all of the programs, each client retains, with respect to all securities and funds in the client's account, the right to withdraw securities or cash, vote securities, or delegate the authority to vote securities to another person, receive written confirmation or other notification of each securities transaction by the client's independent custodian, and proceed directly as a security holder against the issuer of any security in the client's account without the obligation to include us or any other client of the program in any such action as a condition precedent to initiating such proceeding.

Employees

        As of December 31, 2014, we had 1,257 employees, including 177 in sales and marketing, 362 in engineering and systems, 570 in operations, 34 in investment management and research, and 114 in executive and corporate functions. Of these 1,257 employees, 478 were located in India. None of our employees is represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers of the Registrant

        The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
Judson Bergman	58	Chairman, Chief Executive Officer, Director
William Crager	50	President
Peter D'Arrigo	47	Chief Financial Officer
Scott Grinis	53	Chief Technology Officer
Shelly O'Brien	49	Chief Legal Officer, General Counsel and Corporate Secretary
Brandon Thomas	51	Chief Investment Officer
Josh Mayer	41	Chief Operating Officer

        Judson Bergman, Age 58. Mr. Bergman is the founder of our company and has served as our Chairman, Chief Executive Officer and a director since 1999. Prior to founding our company, Mr. Bergman was Managing Director at Nuveen Investments, Inc. ("Nuveen"), a diversified investment manager. Mr. Bergman serves as a trustee of RS Investment Trust and RS Variable Products Trust, registered investment companies. Mr. Bergman received an MBA in finance and accounting from Columbia University and a BA from Wheaton College.

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

        Peter D'Arrigo, Age 47. Mr. D'Arrigo has served as our Chief Financial Officer since 2008. Prior to joining us, Mr. D'Arrigo worked at Nuveen where he served as Treasurer since 1999, as well as holding a variety of other titles after joining them in 1990. Mr. D'Arrigo received an MBA from the Northwestern University Kellogg Graduate School of Management and an undergraduate degree in applied mathematics from Yale University.

        Scott Grinis, Age 53. Mr. Grinis has served as our Chief Technology Officer since 2004. Prior to joining us, Mr. Grinis co-founded Oberon Financial Technology, Inc., our subsidiary, prior to its acquisition by us. Mr. Grinis received a BS and an MS degree in electrical engineering from Stanford University.

        Shelly O'Brien, Age 49. Ms. O'Brien has served as our Chief Legal Officer, General Counsel and Corporate Secretary since 2002. Prior to joining us, Ms. O'Brien was General Counsel and Director of Legal and Compliance for ING (U.S.) Securities, Futures & Options Inc., a broker-dealer, and futures commission merchant. Ms. O'Brien received a degree in political science from Northwestern University, a JD from Hamline University School of Law, and an LLM in taxation from John Marshall Law School.

        Brandon Thomas, Age 51. Mr. Thomas is a co-founder of our company and has served as Chief Investment Officer and Managing Director of Portfolio Management Consultants, our internal investment management and portfolio consulting group, since 1999. Prior to joining us, Mr. Thomas was Director of Equity Funds for Nuveen. Mr. Thomas received an MBA from the University of Chicago, a JD from DePaul University and is a graduate of Brown University.

        Josh Mayer, Age 41. Mr. Mayer was appointed Chief Operating Officer in April 2014. Previously, he served as Envestnet's Executive Vice President and Director of Operations from January 2011 to April 2014, and as Envestnet's Senior Vice President, Head of Operations from 2004 to January 2011. From 2000 to 2004, Mr. Mayer served as the Director of Operations for Oberon Financial Technology, which was acquired by Envestnet in 2004. Mr. Mayer holds a Bachelor of Arts and Sciences from Georgetown University.

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

        Our revenues during the three years ended December 31, 2014 have grown at a compound annual growth rate of 49%. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend on, among other things, our ability to successfully grow our total assets under management and administration and add additional clients. If we are unable to implement our growth strategy, develop new investment solutions and services and gain new clients, our results of operations, financial condition or business may be materially adversely affected.

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

  •
  unanticipated delays in connection with the conversion of client assets onto our technology platforms;

  •
  changes to or a reduction in the suite of investment solutions and services provided to or used by existing clients; or

  •
  changes in our pricing policies or the pricing policies of our competitors to which we have to adapt.

        As a result of these and other factors, the results of operations for any quarterly or annual period may differ materially from the results of operations for any prior or future quarterly or annual period and should not be relied upon as indications of our future performance.

We have a significant amount of debt and servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service our debt.

        As of December 31, 2014, we had $172,500 in outstanding indebtedness related to our 1.75% convertible notes due 2019 (the "Convertible Notes"). Additionally, $100,000 is available under our amended credit facility dated December 8, 2014 ("Credit Agreement"). This indebtedness could, among other things:

  •
  make it difficult for us to pay other obligations;

  •
  make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

  •
  require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, reducing the amount of cash flow available for other purposes; and

  •
  limit our flexibility in planning for and reacting to changes in our business.

We operate in a highly competitive industry, with many firms competing for business from financial advisors on the basis of a number of factors, including the quality and breadth of investment solutions and services, ability to innovate, reputation and the prices of services and this competition could hurt our financial performance.

        We compete with many different types of companies that vary in size and scope, including Pershing LLC (a subsidiary of BNY Mellon Corporation), The Charles Schwab Corporation, SEI Investments Company, AssetMark, Inc., Advent Software, Inc., and Lockwood Advisors (a subsidiary of BNY Mellon Corporation) and which are discussed in greater detail under "Business—Competition" included in this Form 10-K. In addition, some of our clients have developed or may develop the in-house capability to provide the technology and/or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisors, obviating the need to hire us, and they may offer these services to third-party financial advisors or financial institutions, thereby competing directly with us for that business.

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

        We may lose clients as a result of the sale or merger of a client, a change in a client's senior management, competition from other financial advisors and financial institutions and for other reasons. We also face increased competition due to the current trend of industry consolidation. If large financial institutions that are not our clients are able to attract assets from our clients, our ability to grow revenues and earnings may be adversely affected.

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

        A decline or lack of growth in demand for financial advisory services would adversely affect our clients and, in turn, our results of operations, financial condition and business. For example, the availability of free or low-cost investment information and resources, including research and information relating to publicly traded companies and mutual funds available on the Internet or on company websites, could lead to lower demand by investors for the services provided by financial advisors. In addition, demand for our investment solutions and services among financial advisors could decline for many reasons. Consolidation or limited growth in the financial advisory industry could reduce the number of our clients and potential clients. Events that adversely affect our clients' businesses, rates of growth or the numbers of customers they serve, including decreased demand for our clients' products and services, adverse conditions in our clients' markets or adverse economic conditions generally, could decrease demand for our investment solutions and services and thereby decrease our revenues. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

A limited number of clients account for a material portion of our revenue. Termination of our contracts with any of these clients could have a material adverse effect on our results of operations, financial condition or business.

        For the years ended December 31, 2014, 2013 and 2012, revenues associated with our relationship with our single largest client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 19%, 20% and 22% respectively, of our total revenues and our ten largest clients accounted for 48%, 46% and 47%, respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. The Fidelity agreement, as amended, which expires in March 2017, includes receiving ongoing platform services fees through the Fidelity relationship based upon asset-based fees. A majority of our agreements with financial advisors generally provides for termination at any time. If our contractual relationship with Fidelity were to terminate, or if a significant number of our most important clients were to terminate their contracts with us and we were unable to obtain a significant number of new clients, our results of operations, financial condition or business could be materially adversely affected.

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

        Asset-based fees make up a significant portion of our revenues. Asset-based fees represented 84%, 83% and 81% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. We expect that asset-based fees will continue to represent a significant percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a mutual fund or other investment solution. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset-based fees could be materially adversely affected.

        We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic conditions and general trends in business and finance that are beyond our control. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn, investors may choose to withdraw assets from financial advisors, which we refer to as "redemptions", and transfer them to investments that are perceived to be more secure, such as bank deposits and Treasury securities. For example, in late 2007 and through the first quarter of 2009, the financial markets experienced a broad and prolonged downturn, our redemption rates were higher than our historical average, and our results of operations, financial condition and business were materially adversely affected. Any prolonged downturn in financial markets or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business.

Investors' decisions regarding their investment assets are affected by many factors and investors may redeem or withdraw their investment assets generally at any time. Significant changes in investing patterns or large-scale withdrawal of investment funds could have a material adverse effect on our results of operations, financial condition or business.

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

        Potential, perceived and actual conflicts of interest are inherent in our existing and future business activities and could give rise to client dissatisfaction, litigation or regulatory enforcement actions. In particular, we pay varying fees to third-party asset managers and custodians and our financial advisor customers, or their clients, could accuse us of directing them toward those asset managers or custodians that charge us the lowest fees. In addition, we offer proprietary mutual funds and portfolios of mutual funds through our internal investment management and portfolio consulting group, and financial advisors or their clients could conclude that we favor our proprietary investment products because of their belief that we earn higher fees when our proprietary investment products are used. Adequately addressing conflicts of interest is complex and difficult. If we fail, or appear to fail, to adequately address potential, perceived or actual conflicts of interest, the resulting negative public perception and reputational harm could materially adversely affect our client relations or ability to enter into contracts with new clients and, consequently, our results of operations, financial condition and business.

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

We could face liability related to data and cyber security risks, such as disclosure or theft of the personal information we store on our technology platforms.

        Clients may maintain personal investment and financial information on our technology platforms and we could be subject to liability if we were to inappropriately disclose any user's personal information, inadvertently or otherwise, or if third parties were able to penetrate our network security or otherwise gain access to any user's name, address, portfolio holdings or other financial information. A failure to safeguard the integrity and confidentiality of client data and our proprietary data from the infiltration by an unauthorized user may lead to modifications or theft of critical and sensitive data pertaining to us or our clients. Despite our efforts to ensure the integrity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats, especially because the methods used change frequently or are not recognized until launched. Any such event could subject us to claims for misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information and could therefore have a material adverse effect on our results of operations, financial condition or business.

We could incur significant costs protecting the personal information we store on our technology platforms.

        Users of our investment solutions and services are located in the United States and around the world. As a result, we collect and store the personal information of individuals who live in many different countries. Privacy regulators in some of those countries have publicly stated that foreign entities (including entities based in the United States) may render themselves subject to those countries' privacy laws and the jurisdiction of such regulators by collecting or storing the personal data of those countries' residents, even if such entities have no physical or legal presence there. Consequently, we may be obligated to comply with the privacy and data security laws of such foreign countries. Our exposure to foreign countries' privacy and data security laws impacts our ability to collect and use personal information, increases our legal compliance costs and may expose us to liability.

        We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices could require us to modify our operations and incur significant additional expense, which could have a material adverse effect on our results of operations, financial condition or business. Additionally, security breaches or disruptions of our proprietary systems, or those of our service providers, could impact our ability to provide services to our clients, which could expose us to liability for damages which may not be covered by insurance, result in the loss of customer business, damage our reputation, subject us to regulatory scrutiny or expose us to civil litigation. In addition, we may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cyber security risks. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system.

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

        The financial services industry is among the most extensively regulated industries in the United States. We operate investment advisory, broker-dealer, mutual fund and collective investment trust lines of business, each of which is subject to a specific and extensive regulatory scheme. In addition, we are subject to numerous laws and regulations of general application. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients' businesses.

        Certain of our subsidiaries are registered as "investment advisers" with the SEC under the Advisers Act and are regulated thereunder. In addition, many of our investment advisory services are conducted pursuant to the non-exclusive safe harbor from the definition of an "investment company" provided under Rule 3a-4 under the Investment Company Act. If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. Certain of our registered investment adviser subsidiaries provide advice to mutual fund clients and collective investment trusts. Mutual funds are registered as "investment companies" under the Investment Company Act. Our advisory subsidiaries provide advice on assets subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC and the Department of Labor, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations. Collective investment trusts are unregistered funds operated by a trust company or a bank regulated by the OCC. In our role as advisor to these funds, we operate under substantially similar obligations to those discussed above for mutual funds.

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

A deemed "change of control" of our company could require us to obtain the consent of our clients and a failure to do so properly could adversely affect our results of operations, financial condition or business.

        Under the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries may not be assigned without the client's consent. Under the Investment Company Act, advisory agreements with registered funds terminate automatically upon assignment and, any assignment of an advisory agreement must be approved by the board of directors and the shareholders of the registered fund. Under the Advisers Act and the Investment Company Act, such an assignment may be deemed to occur upon a change of control of the Company. A change of control includes either gaining or losing a "controlling person." Whether someone is a controlling person for these purposes depends significantly on the specific facts and circumstances. There can be no assurance that if we undergo a change of control, we would be successful in obtaining all necessary consents or that the method by which we obtain such consents could not be challenged at a later time. If we are unable to obtain all necessary consents or if such a challenge were to be successful it could have a material adverse effect on our results of operations, financial condition or business.

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

        Many of our key technologies, investment solutions or services are not covered by any copyright registration, issued patent or patent application. We are the owner of certain patent rights, registered trademarks in the United States, including "ENVESTNET," and we claim common law rights in other trademarks that are not registered. We cannot guarantee that:

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

        We cannot be certain that our internally developed or acquired technologies, investment solutions or services do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights to the products they license to us. The risk of infringement claims against us will increase if more of our competitors are able to obtain patents for investment solutions or services or business processes. In addition, we face additional risk of infringement or misappropriation claims if we hire an employee who possesses third party proprietary information who decides to use such information in connection with our investment solutions, services or business processes without such third-party's authorization. We have in the past been and may in the future be subject to legal proceedings and claims that we have infringed or misappropriated the intellectual property rights of a third party. These claims sometimes involve patent holding companies who have no relevant product revenues and against whom our own proprietary technology may therefore provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers, which, in certain circumstances, we have agreed to indemnify. Any intellectual property related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages or make changes to the investment solutions and services that we offer. Any of the foregoing could prevent us from competing effectively, result in substantial costs to us, divert management's attention and our resources away from our operations and otherwise harm our reputation.

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

The use of "open source code" in investment solutions may expose us to additional risks and harm our intellectual property rights.

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

        We expect to grow our business by, among other things, making acquisitions. Over the past four years we have completed five significant acquisitions. Acquisitions involve a number of risks. They can be time-consuming and may divert management's attention from day-to-day operations. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Acquisitions might also result in losing key employees. In addition, we may fail to successfully integrate acquisitions. We may also fail to generate enough revenues or profits from an acquisition to earn a return on the associated purchase price.

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

  •
  diversion of management's attention from existing operations or other priorities;

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

Our failure to successfully execute the conversion of our clients' assets from their technology platform to our platforms in a timely and accurate manner could have a material adverse effect on our results of operations, financial condition or business.

        When we begin working with a new client, or acquire new client assets through an acquisition or other transaction, we are often required to convert all or a significant portion of assets from the clients' technology platform to our technology platforms. These conversions present significant technological and operational challenges can be time-consuming and may divert management's attention from other operational activities. If we fail to successfully complete our conversions in a timely and accurate manner, we may be required to expend more time and resources than anticipated, which could erode the profitability of the client relationship. In addition, any such failure may harm our reputation and may make it less likely that prospective clients will commit to working with us. Any of these risks could materially adversely affect our results of operations, financial condition or business.

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

  •
  implement changes to our investment solutions and services to meet changing regulatory requirements;

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

We must continue to introduce new investment solutions and services and investment solution and service enhancements to address our clients' changing needs, market changes and technological developments and failure to do so could have a material adverse effect on our results of operations, financial condition or business.

        The market for our investment solutions and services is characterized by shifting client demands, evolving market practices and, for some of our investment solutions and services, rapid technological change. Changing client demands, new market practices or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services and investment solution and service enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development expenditures of $11,560, $9,141 and $8,659 in the years ended December, 31, 2014, 2013 and 2012, respectively. We expect that our technology development expenditures will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

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

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

        In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. We may, at any time prior to the final settlement method election date, irrevocably elect to satisfy our conversion obligation with respect to each subsequent conversion date in cash or in a combination of cash and shares of our common stock, if any, with a particular specified dollar amount, as defined in the prospectus supplement dated December 9, 2014, in which case we will no longer be permitted to settle the corresponding portion of our conversion obligation in shares of our common stock. Furthermore, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or purchase the Convertible Notes as required upon a fundamental change, and our existing debt contains, and our future debt may contain, limitations on our ability to pay cash upon conversion or purchase of the Convertible Notes.

        Following a fundamental change, holders of Convertible Notes will have the right to require us to purchase their Convertible Notes for cash. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. In addition, upon conversion of the Convertible Notes, unless we settle our conversion obligation solely in shares of our common stock (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Convertible Notes being surrendered for conversion. We may not have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price in cash with respect to any Convertible Notes surrendered by holders for purchase upon a fundamental change or make cash payments upon conversions. In addition, restrictions in our Credit Agreement or future credit facilities or other indebtedness, if any, may not allow us to purchase the Convertible Notes upon a fundamental change or make cash payments upon conversions of the Convertible Notes. Our failure to purchase the Convertible Notes upon a fundamental change or make cash payments upon conversions thereof when required would result in an event of default with respect to the Convertible Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes or make cash payments upon conversions thereof.

In completing our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, we identified a material weakness in our internal control over financial reporting related to controls over the portion of revenues and cost of revenues of a business that was acquired in 2013, Wealth Management Solutions, that was not migrated to the Envestnet core technology platform in 2014. We also did not have adequately designed or documented controls related to the financial statement review process, including the review of manual journal entries, and our failure to remedy this or other material weaknesses that we may identify in the future could result in material misstatements in our financial statements.

        In 2014, we identified a material weakness in our internal control over financial reporting related to controls over the portion of revenues and cost of revenues of a business that was acquired in 2013, Wealth Management Solutions, that was not migrated to the Envestnet core technology platform in 2014. We also did not have adequately designed or documented controls related to the financial statement review process, including the review of manual journal entries. Our failure to remedy this material weakness or material weaknesses that we may identify in the future could result in material misstatements in our financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

        A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        As further described in "Item 9A.—Controls and Procedures," we are in the process of designing the necessary steps to remediate the material weakness that was identified. Although no assurance can be given as to when the remediation plan will be finalized and completed, management believes the remediation efforts will be completed prior to December 31, 2015. We cannot assure you that these remedial measures will be sufficient to address this material weakness, or that additional material weaknesses in our internal control will not be identified in the future. Any failure to maintain adequate internal controls could result in our inability to produce accurate financial statements on a timely basis which could harm our business.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters are located in Chicago, Illinois, and consist of approximately 43,000 square feet of leased space. We also lease office space in Denver, Colorado; New York, New York; Sunnyvale, California; Boston and Wellesley Massachusetts; Seattle, Washington; Landis and Raleigh, North Carolina; Addison, Texas and Trivandrum, India. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.

Item 3.    Legal Proceedings

        We are involved in litigation arising in the ordinary course of our business. We do not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to us, have a material adverse effect on our results of operations, financial condition or business.

Item 4.    Mine Safety Disclosures

        This section is not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market Information

        Our common stock is listed on the New York Stock Exchange under the symbol (ENV).

        The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock, for each of the periods presented below as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions.

	2013
	High	Low
Quarter ended March 31, 2013	$17.54	$13.31
Quarter ended June 30, 2013	$24.94	$17.14
Quarter ended September 30, 2013	$31.76	$24.83
Quarter ended December 31, 2013	$40.30	$28.62

	2014
	High	Low
Quarter ended March 31, 2014	$47.87	$38.98
Quarter ended June 30, 2014	$49.64	$34.14
Quarter ended September 30, 2014	$48.88	$43.44
Quarter ended December 31, 2014	$54.50	$38.94
(b)
Holders

        The approximate number of holders of record of our common stock was 144 as of February 20, 2015.

(c)
Dividends

        We have not paid dividends for the most recent two years.

Common Stock

        As of December 31, 2014, we had 500,000,000 common shares authorized at a par value of $0.005, of which 34,544,653 shares were outstanding.

Preferred Stock

        As of December 31, 2014, we had 50,000,000 preferred shares authorized at a par value of $0.005, of which no shares were outstanding.

(d)
Securities Authorized for Issuance Under Equity Compensation Plan

        For a description of securities authorized under our equity compensation plans, see Note 13 to the notes to consolidated financial statements in Part II, Item 8.

(e)
Stock Performance Graph

        The following graph compares the cumulative return to stockholders on our common stock relative to the cumulative total returns of the Russell® 2000 Index and The S&P North American Technology-Services IndexTM from the effective date of our initial public offering on July 28, 2010 through

December 31, 2014. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

53 MONTH STOCK PERFORMANCE GRAPH

	7/28/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/14
Envestnet, Inc.	$100.00	$189.55	$132.89	$155.00	$447.78	$546.00
Russell® 2000 Index	100.00	119.02	114.05	132.70	181.05	196.15
S&P North American Technology-Services IndexTM	100.00	112.38	126.21	153.33	217.42	237.83

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(f)
Recent Sales of Unregistered Securities

        None

(g)
Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2014 through October 31, 2014			—	—
November 1, 2014 through October 31, 2014			—	—
December 1, 2014 through December 31, 2014	1,353	46.34	—	—

Item 6.    Selected Financial Data

Consolidated Statements of Operations

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except for share and per share information)
Revenues:
Assets under management or administration	$294,223	$200,568	$127,213	$99,236	$75,951
Licensing and professional services	54,525	41,967	30,053	23,942	22,101

Total revenues	348,748	242,535	157,266	123,178	98,052

Operating expenses:
Cost of revenues	150,067	98,970	56,119	42,831	31,444
Compensation and benefits	104,457	77,442	54,973	40,305	37,027
General and administration	54,321	44,808	30,617	21,856	21,607
Depreciation and amortization	18,651	15,329	12,400	6,376	5,703
Restructuring charges	—	474	115	434	961

Total operating expenses	327,496	237,023	154,224	111,802	96,742

Income from operations	21,252	5,512	3,042	11,376	1,310
Other income (expense), net	1,255	200	26	(796)	(403)

Income before income tax provision	22,507	5,712	3,068	10,580	907
Income tax provision	8,528	2,052	2,603	2,975	1,533

Net income (loss)	13,979	3,660	465	7,605	(626)
Less: Preferred stock dividends	—	—	—	—	(422)
Add: Net loss attributable to non-controlling interest	195	—	—	—	—

Income (loss) attributable to common shareholders	$14,174	$3,660	$465	$7,605	$(1,048)

Net income (loss) per share attributable to common stockholders
Basic	$0.41	$0.11	$0.01	$0.24	$(0.05)

Diluted	$0.38	$0.10	$0.01	$0.23	$(0.05)

Weighted average common shares outstanding:
Basic	34,559,558	33,191,088	32,162,672	31,643,390	20,805,911

Diluted	36,877,599	35,666,575	33,341,615	32,863,834	20,805,911

Consolidated Balance Sheet Data

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$209,754	$49,942	$29,983	$64,909	$67,668
Working capital	177,315	26,384	14,785	64,944	62,979
Goodwill and intangible assets	163,630	110,033	92,794	33,559	3,361
Total assets	439,358	221,242	162,399	137,702	141,868
Long-term debt	145,203	—	—	—	—
Stockholders' equity	201,435	147,772	125,996	115,639	102,319

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Except where we have otherwise indicated or the context otherwise requires, dollar amounts presented in this Form 10-K are in thousands, except for Item 9, Exhibits and per share amounts.

Overview

        We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our Web-based platforms provide financial advisors with the flexibility to address their clients' needs.

        Envestnet empowers financial advisors to deliver fee-based advice to their clients. We work with both independent advisors (RIAs), as well as advisors associated with financial institutions (broker-dealers, banks). The services we offer and market to financial advisors address advisors' ability to grow their practice as well as operate more efficiently—the Envestnet platforms span from the initial meeting an advisor has with a prospective client to the ongoing day-to-day operations of managing an advisory practice.

        Our centrally-hosted technology platforms, which we refer to as having "open architecture" because of their flexibility, provide financial advisors with access to a series of integrated services to help them better serve their clients. These services include risk assessment and selection of investment strategies and solutions, asset allocation models, research and due diligence, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi-custodian performance reporting and communication tools, as well as access to a wide range of leading third-party asset custodians.

        The services delivered through our software are enabled and supported by our employees. In addition to the U.S.-based employees that provide operations, investment management and research, and other support services to our advisor clients, we maintain a presence in India where our employees provide back-office support, including overnight data reconciliation services, as well as quality control, technology operations support and software development.

        We offer these solutions principally through the following product and services suites:

  •
  Envestnet's wealth management software empowers advisors to better manage client outcomes and strengthen their practice. Our software unifies the applications and services advisors use to manage their practice and advise their clients, including financial planning; capital markets assumptions; asset allocation guidance; research and due diligence on investment managers and funds; portfolio management, trading and rebalancing; multi-custodial, aggregated performance reporting; and billing calculation and administration.

  •
  Envestnet | PMC®, our Portfolio Management Consultants group, primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients' needs, as well as the creation of proprietary investment solutions and products. Envestnet | PMC's investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and ETF portfolios. Envestnet | PMC also offers Prima Premium Research, comprising institutional-quality research and due diligence on investment managers, mutual funds, ETFs and liquid alternatives funds.

  •
  Envestnet | TamaracTM provides leading portfolio accounting, rebalancing, trading, performance reporting and CRM software, principally to high-end RIAs.

  •
  Vantage Reporting SolutionTM software aggregates and manages investment data, provides performance reporting and benchmarking, giving advisors an in-depth view of clients' various investments, empowering advisors to give holistic, personalized advice.

  •
  Envestnet | WMSTM offers financial institutions access to an integrated wealth platform, which helps construct and manage sophisticated portfolio solutions across an entire account life cycle, particularly in the area of UMA trading. Envestnet | WMS's Overlay Portfolio Management console helps wealth managers efficiently build customized client portfolios that consider both proprietary and open-architecture investment solutions.

  •
  Envestnet | PlacemarkTM develops UMA programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full service broker-dealers and RIA firms.

        We believe that our business model results in a high degree of recurring and predictable financial results.

Revenues

  Overview

        We earn revenues primarily under two pricing models. First, a majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors. These revenues are recorded under revenues from assets under management ("AUM") or administration ("AUA") or collectively ("AUM/A"). Our asset-based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset-based fees accounted for approximately 84%, 83% and 81% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. In future periods, the percentage of our total revenues attributable to asset-based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant license agreements, the mix of AUM or AUA, and other factors. As of December 31, 2014, approximately $246 billion of investment assets subject to asset-based fees were managed or administered utilizing our technology platforms by approximately 29,000 financial advisors through approximately 978,000 investor accounts.

        We also generate revenues from recurring, contractual licensing fees for providing access to our technology platforms. These revenues are recorded under revenues from licensing and professional services. Licensing fees are generally fixed in nature for the contract term and are based on the level of investment solutions and services provided, rather than on the amount of client assets on our technology platforms. Licensing fees accounted for 14%, 15% and 15% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Fees received in connection with professional services and other revenue accounted for the remainder of our total revenues. As of December 31, 2014, approximately $467 billion of investment assets for which we receive licensing fees for utilizing our technology platforms were serviced by approximately 12,000 financial advisors through approximately 1,881,000 investor accounts.

        The following table provides information regarding the amount of assets utilizing our platform technology, investor accounts and financial advisors in the periods indicated.

	As of December 31,
	2014	2013	2012
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$72,120	$45,706	$30,970
Assets Under Administration (AUA)	174,249	132,215	67,368

Subtotal AUM/A	246,369	177,921	98,338
Licensing	466,982	358,919	269,729

Total Platform Assets	$713,351	$536,840	$368,067

Platform Accounts
AUM	310,351	211,039	156,327
AUA	667,274	524,806	293,151

Subtotal AUM/A	977,625	735,845	449,478
Licensing	1,881,352	1,508,254	1,228,016

Total Platform Accounts	2,858,977	2,244,099	1,677,494

Advisors
AUM/A	28,605	22,838	16,085
Licensing	11,632	7,794	6,941

Total Advisors	40,237	30,632	23,026

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

        For over 85% of our revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our platforms as of the end of the prior quarter. For example, revenues from assets under management or administration recognized during the fourth quarter of 2014 were primarily based on the market value of assets as of September 30, 2014. Our revenues from assets under management or administration are generally recognized ratably throughout the quarter based on the number of days in the quarter.

        Our revenues from assets under management or administration are affected by the amount of new assets that are added to existing and new client accounts, which we refer to as gross sales. Gross sales, from time to time, also include conversions of client assets to our technology platforms. The amount of assets that are withdrawn from client accounts are referred to as redemptions. We refer to the difference between gross sales and redemptions as net flows. Positive net flows indicate that the market value of assets added to client accounts exceeds the market value of assets that have been withdrawn from client accounts.

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

	Asset Rollforward—2014
	12/31/13	Placemark	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Licensing	12/31/14
	(in millions except account data)
Assets under Management (AUM)	$45,706	$15,404	$22,355	$(12,414)	$9,941	$1,069	$—	$72,120
Assets under Administration (AUA)	132,215	—	77,514	(37,424)	40,090	5,102	(3,158)	174,249

Total AUM/A	$177,921	$15,404	$99,869	$(49,838)	$50,031	$6,171	$(3,158)	$246,369

Fee-Based Accounts	735,845	45,187			220,003		(23,410)	977,625

        The above AUM/A gross sales figures include $28.2 billion in new client conversions. The Company onboarded an additional $66.9 billion in licensing conversions during 2014, bringing total conversions for the year to $95.1 billion.

	Asset Rollforward—2013
	12/31/12	WMS	Gross Sales	Redemptions	Net Flows	Market Impact	12/31/13
	(in millions except account data)
Assets under Management (AUM)	$30,970	$—	$20,043	$(9,663)	$10,380	$4,356	$45,706
Assets under Administration (AUA)	67,368	24,680	51,261	(22,478)	28,783	11,384	132,215

Total AUM/A	$98,338	$24,680	$71,304	$(32,141)	$39,163	$15,740	$177,921

Fee-Based Accounts	449,478	86,014			200,353		735,845

        The above AUM/A gross sales figures include $24.5 billion in new client conversions. The Company onboarded an additional $33.6 billion in licensing conversions during 2013, bringing total conversions for the year to $58.1 billion.

        The mix of assets under management and assets under administration was as follows as of the dates indicated:

	December 31,
	2014	2013	2012
Assets under management (AUM)	29%	26%	31%
Assets under administration (AUA)	71%	74%	69%

	100%	100%	100%

        We expect the percentage of AUM and AUA will fluctuate in future periods. The nature and type of services requested by our customers are the key drivers in determining whether customer assets are classified as AUM or AUA. Therefore, we do not have direct control over the mix of AUM and AUA.

  Revenues from licensing and professional services fees

        Our revenues received under license agreements are recognized over the contractual term. To a lesser degree we also receive revenues from professional services fees by providing customers with certain technology platform software development and implementation services. In the years ended December 31, 2014, 2013 and 2012, our revenues from professional services fees were $3,978, $5,089 and $6,145, respectively. These revenues are generally recognized under a proportional-performance model utilizing an output-based approach or on a straight-line basis over the estimated life of the customer relationship. Our contracts generally have fixed prices, and generally specify or quantify interim deliverables.

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

        Intangible assets are depreciated using an accelerated or straight-line basis over their estimated economic useful lives and are reviewed for possible impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

  Interest expense

        Interest expense includes coupon interest, discount amortization, and issuance cost amortization related to the Convertible Notes as well as amortization of upfront fees and monthly fees related to the Credit Agreement. The discount, issuance costs, and upfront fees are amortized over the term of the related agreements.

  General Conditions and Trends Affecting Our Business

        Our exposure to market risk is directly related to the market value of assets on our platforms, as we earn revenues from assets under management ("AUM") or administration ("AUA") based upon a contractual percentage of AUM or AUA. As a result, our net flows, revenues and profitability have been and could be impacted negatively or positively by changes in overall market conditions going forward. The broad equity markets improved during 2014 compared to 2013, as the Nasdaq Composite Index, Standard & Poor's 500 Index, MSCI World Index, Dow Jones Industrial Average and Barclays U.S. Aggregate Index increased 13.4%, 11.4%, 2.1%, 7.5% and 6.0%, respectively. During the year ended December 31, 2014, our AUM and AUA increased by $6 billion due to the overall favorable market impact.

  Market Trends

        The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household and non-profit organization financial assets totaled $66.8 trillion as of September 30, 2014, up 2.7% from $65.0 trillion at December 31, 2013. As a leading provider of unified wealth management software and services to financial advisors, we believe we are well positioned to take advantage of favorable secular trends in the wealth management industry, including those described below:

        Increase in independent financial advisors.    Based on industry news reports and channel shifts in the advisor population, we believe that over the past several years an increasing number of financial advisors have elected to leave large financial institutions and start their own financial advisory practices or move to smaller, more independent firms. According to an analysis done by Cerulli Associates, the number of RIAs and dually-registered advisors has grown 26% over the past five years from 42,000 in 2008 to 53,000 in 2013.

        Increased reliance on technology among independent financial advisors.    In order to compete effectively in the marketplace, independent financial advisors are increasingly relying on technology service providers to help them provide comparable services cost effectively and efficiently.

        Increased use of fee-based investment solutions.    Based on our industry experience, we believe that in order for financial advisors to effectively manage their clients' assets, they are seeking account types that offer the flexibility to choose among the widest range of investment solutions. Financial advisors typically charge their fees for these types of flexible accounts based on a percentage of assets rather than on a commission or other basis.

  Our Growth Strategy

        We serve the fastest growing segments of the wealth management industry. We intend to grow by increasing our advisor base, increasing the share of our clients' business on our platforms, expanding our services utilized by each advisor and obtaining new enterprise clients through the use of marketing and internal sales personnel. In addition, we intend to selectively pursue acquisitions, investments and other relationships that we believe can enhance the attractiveness of our technology platforms or expand our client base. Acquisitions involve a number of risks, including our ability to integrate acquired companies into ours in an effective and timely manner. We have historically financed our acquisitions with available cash and debt; however, the financing of future acquisitions could result in dilution from issuing equity securities or a weakening of our balance sheet from using available cash or incurring debt.

Recent Developments

2014 Developments

  Non-controlling Interest

        Effective February 1, 2014, we formed Envestnet Retirement Solutions, LLC ("ERS, LLC") with various third parties. ERS, LLC offers advisory and technology enabled services to financial advisors and retirement plans. In exchange for an initial 64.5% ownership interest in ERS, LLC, we contributed certain assets and have agreed to fund a certain amount of the operating expenses of ERS, LLC.

  Klein Decisions, Inc.

        On July 1, 2014, ERS, LLC completed the acquisition of Klein Decisions, Inc. ("Klein"). In accordance with the stock purchase agreement, ERS, LLC acquired all of the outstanding shares of Klein for cash consideration of approximately $1,288, a promissory note in the amount of $1,500, and estimated fair value of $3,285 in contingent consideration (with a minimum guaranteed amount of $1,175), to be paid over three years. The promissory note was paid by ERS, LLC on July 31, 2014. Klein develops dynamic decision systems that incorporate investor preferences, goals, and priorities into the investment process. ERS, LLC acquired Klein for its capabilities in delivering personal participant solutions, as well as its personnel to further build out ERS's business of serving advisors who support the small retirement plan market.

        On July 9, 2014, the former owners of Klein (the "Klein Parties") purchased an 11.7% ownership interest in ERS, LLC for $1,500. The Klein Parties have the right to require ERS, LLC to repurchase units issued anytime between 18 and approximately 36 months after July 1, 2014 for the amount of $1,500. This purchase obligation is guaranteed by Envestnet. After taking into account the purchase of the Klein Parties, Envestnet's ownership interest in ERS, LLC as of December 31, 2014 is 57%. For more information on the acquisition, see Note 3 to the notes to consolidated financial statements.

  Placemark Holdings, Inc.

        On October 1, 2014, we completed the acquisition of Placemark for $66,701 in cash, including the effect of certain post-closing adjustments. Placemark develops UMA programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full-service broker-dealers and RIA firms. We acquired Placemark for its UMA and overlay capabilities, to strengthen the Company's position as a leading provider of UMA offerings, and to expand its presence in the full-service broker-dealer and RIA markets. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, which relate to an increase in future revenues as a result of leveraging Placemark's systems and expertise of its employees, and lower future operating expenses and technology platform-related costs due to the migration of Placemark's clients to our technology platforms. For more information on the acquisition, see Note 3 to the notes to consolidated financial statements.

  Credit Agreement

        On June 19, 2014, Envestnet and certain of its subsidiaries entered into a credit agreement (the "Original Credit Agreement") with a group of banks (the "Banks"), for which Bank of Montreal acted as administrative agent, pursuant to which the Banks agreed to provide an unsecured revolving credit facility of $70,000 with a sublimit for the issuance of letters of credit of $5,000. Subject to certain conditions, Envestnet had the right to increase the facility by up to $25,000. The Original Credit Agreement was scheduled to terminate on June 19, 2017, at which time any aggregate principal amount of borrowings outstanding would become payable in full. Any borrowings made under the Original Credit Agreement accrued interest at rates between 1.25 percent and 1.75 percent above LIBOR based on the Envestnet's total leverage ratio. There was also a commitment fee equal to 0.25 percent per annum on the daily unused portion of the facility.

        On December 8, 2014, Envestnet and certain of its subsidiaries entered into a first amendment to the Original Credit Agreement (collectively with the Original Credit Agreement, the "Credit Agreement"), dated June 19, 2014. Pursuant to the Credit Agreement, the amount of the unsecured revolving credit facility was increased from $70,000 to $100,000 with a sublimit for the issuance of letters of credit of $5,000. Subject to certain conditions, Envestnet has the right to increase the facility by up to $25,000. The Credit Agreement is scheduled to mature on December 8, 2017. As of December 31, 2014, there was no bank indebtedness outstanding and we were in compliance with all covenants. For more information on the Credit Agreement, see Note 11 to the notes to consolidated financial statements.

  Public Offering of Convertible Notes

        On December 15, 2014, we issued $172,500 of Convertible Notes. Net proceeds from the offering were $166,967. The Convertible Notes bear interest at a rate of 1.75 percent per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015.

        The Convertible Notes are general unsecured obligations, subordinated in right of payment to our obligations under our Credit Agreement. The Convertible Notes are convertible into shares of the Company's common stock under certain circumstances prior to maturity at a conversion rate of 15.9022 shares per $1 principal amount of the Convertible Notes, which represents a conversion price of $62.88 per share, subject to adjustment under certain conditions. For more information on the Convertible Notes, see Note 11 to the notes to consolidated financial statements.

2013 Developments

  Wealth Management Solutions

        On July 1, 2013, the Company completed the acquisition of the WMS division of Prudential Investments for $8,992 in cash upon closing, plus contingent consideration of up to a total of $23,000 in cash, based upon meeting certain performance targets, to be paid over three years. WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings.

  Public Offering of Common Shares

        On October 11, 2013, the Company completed a public offering of 5,801,997 common shares on behalf of selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company incurred costs of $1,089 during the year ended December 31,

2013 in relation to the public offering and this amount is included in general and administration expenses in the consolidated statement of operations.

Critical Accounting Policies

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, or ("U.S. GAAP"). The accounting policies described below require management to apply significant judgment in connection with the preparation of our consolidated financial statements. In particular, judgment is applied to determine the appropriate assumptions to be used in calculating estimates that affect certain reported amounts in our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. If different estimates or assumptions were used, our results of operations, financial condition and cash flows could have been materially different than those reflected in our consolidated financial statements. For additional information regarding our critical accounting policies, see Note 2 to the notes to consolidated financial statements.

  Revenue recognition

        We recognize revenues when all four of the following criteria have been met:

  •
  Persuasive evidence of an arrangement exists;

  •
  The product has been delivered or the service has been performed;

  •
  The fee is fixed or determinable; and

  •
  Collectability is reasonably assured.

  Types of revenues

        We generate revenues from assets under management or administration and from licensing and professional service fees. Revenues from assets under management or administration are generated from fees based on a contractual percentage of assets under management or administration valued at each quarter-end. These fees are generally collected at the beginning of a quarter in advance based upon the previous quarter-end values. In less than 15% of our contracts, fees are collected at the end of the quarter based upon the average daily balance. The contractual fee percentages vary based upon the level and type of services we provide to our customers. Pursuant to the contracts with our customers, we calculate our fees based on the asset values, without making any judgment or estimates. None of our fees is earned pursuant to performance-based or other incentive-based arrangements.

        We generate revenues from licensing fees pursuant to recurring contractual fixed-fee agreements. Our licensing fees vary based on the type of services we provide. We generate revenues from professional service fees by providing customers with customized technology platform software development and implementation services. These revenues are received pursuant to contracts that generally detail the nature of the services to be provided by us, the estimated number of hours such work will require and the total contract fee amount.

  Recognition of revenues

        Application of the applicable accounting principles of U.S. GAAP requires us to make judgments and estimates in connection with the measurement and recognition of certain revenues. Revenues are recognized in the period in which the related services are provided. In certain cases, management is required to determine whether revenues should be recognized in an amount equal to the gross fees we receive or net of payments of expenses to third-parties, such as third party investment managers and custodians, that perform services for us in connection with certain of our financial advisors' client accounts. Generally, when fees are collected for investment management, clearing, custody or brokerage services in circumstances where we do not have a direct contract with the third-party provider, the fees are recorded as revenue on a net basis. Fees we received in advance of the performance of services are recorded as deferred revenues on our consolidated balance sheet and are recognized as revenues when earned, generally over three months.

        The Company derives licensing fees from recurring contractual fixed fee contracts with larger financial institutions or enterprise clients. Licensing contracts allow the customer to provide a unique configuration of platform features and investment solutions for their advisors. The licensing fees vary based on the type of services provided and our revenues received under license agreements are recognized over the contractual term. The Company's license agreements do not generally provide its customers the ability to take possession of the software or host the software on the customers' own systems or through a hosting arrangement with an unrelated party.

        When the Company enters into arrangements with multiple deliverables, exclusive of arrangements with software deliverables, it applies the FASB's guidance for revenue arrangements with multiple deliverables and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (i) whether the delivered item has value to the customer on a stand-alone basis, and (ii) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue is allocated to each unit of accounting or element based on relative selling prices. The Company determines relative selling prices by using either (a) vendor-specific objective evidence ("VSOE") if it exists; or (b) third-party evidence ("TPE") of selling price. When neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable.

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

        The Company also derives professional service fees from providing contractual customized platform software development and implementation services, which are recognized under a proportional-performance model utilizing an output-based approach. The Company's contracts generally have fixed prices, and generally specify or quantify deliverables.

        Our revenue recognition is also affected by our judgment in determining whether collectability is reasonably assured. With regard to allowances for uncollectible receivables, we consider customer-specific information related to delinquent accounts and past loss experience, as well as current economic conditions in establishing the amount of the allowance.

  Purchase accounting

        In 2012, we completed the acquisitions of Prima and Tamarac for consideration totaling $13,925 and $48,427, respectively. In 2013, the Company completed the acquisition of WMS for total consideration of $24,730. In 2014, ERS, LLC completed the acquisition of Klein for total consideration of $5,588. In the fourth quarter of 2014, the Company completed the acquisition of Placemark for total consideration of $66,701. For more information on the acquisitions see Note 3 to the notes to consolidated financial statements.

        Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and contingent consideration.

        Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment. We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. There was no impairment or change in useful lives recognized on other intangible assets in 2014, 2013 or 2012.

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

        The Company determines the fair value of contingent acquisition consideration payable on the acquisition date using a discounted cash flow approach utilizing an appropriate discount rate. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to fair market value adjustment on contingent consideration in the Company's consolidated statements of operations. Changes in the fair value of the contingent acquisition consideration payable can result from adjustments to the estimated revenue forecasts included in the contingent payment calculations.

  Internally developed software

        Costs relating to internally developed software that are incurred in the preliminary stages of development are expensed as incurred. Management determines when projects have met the criteria of the application development stage. This typically occurs when the conceptual formulation and evaluation of software functionality are finalized.

        Once work on a software application has passed the preliminary stages, internal and external costs, if direct and incremental, are capitalized until the software application is substantially complete and ready for its intended use. These costs include expenditures related to software design, technical specifications, coding, and parallel testing. We cease capitalizing these costs upon completion of all substantial testing of the software application.

        We also capitalize costs related to specific upgrades and enhancements of our internally developed software when we conclude that it is probable that the expenditures will result in additional functionality. Our maintenance and training costs are expensed as incurred.

        Internally developed software is amortized on a straight-line basis over its estimated useful life. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internally developed software during the years ended December 31, 2014, 2013 and 2012.

  Non-cash stock-based compensation expense

        Non-cash stock-based compensation expense for stock options and restricted stock grants is estimated at the grant date based on each grant's fair value, calculated using the Black-Scholes option-pricing model for stock options, and intrinsic value for restricted stock. Compensation and benefits expenses are recognized over the vesting period for each grant. The fair value of our stock options and the resulting expenses are based on various assumptions, including the expected volatility of our stock price, the expected term of the stock options, estimated forfeiture rates and the risk-free interest rate. The use of different assumptions would result in different fair values and compensation and benefits expenses for our option grants.

        We use the "simplified" method in developing an estimate of expected term of stock options. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We estimate expected volatility based on historical volatility of Envestnet's common stock and that of comparable companies from a representative peer group based on industry and market capitalization data. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option-pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

        The Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the "2012 Plan") provides for the grant of up to 559,551 shares of unvested common stock ("Target Incentive Awards"). The Target Incentive Awards vest based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition. We measured the cost of these awards based on the estimated fair value of the award as of the market closing price on the day before the acquisition closed. We are recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. We estimate expected vesting amounts and recognize compensation expense only for those awards expected to vest. This estimate is reassessed by management each reporting period and may change based upon new facts and circumstances. Changes in the assumptions impact the total amount of expense ultimately recognized over the vesting period.

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

        The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Company's income tax provision in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to an amount that we determine is more-likely-than-not to be realized in the future.

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

        We are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our results of operations, financial condition and cash flows. The Company is currently under audit by the Internal Revenue Service for the year ended December 31, 2012.

        Our India subsidiary is currently under examination by the India Tax Authority for the fiscal years ended March 31, 2011 and 2012. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheets. It is possible that one or more of these audits may be finalized within the next twelve months.

Results of Operations

  Year ended December 31, 2014 compared to year ended December 31, 2013

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
	(in thousands)
Revenues:
Assets under management or administration	$294,223	$200,568	$93,655	47%
Licensing and professional services	54,525	41,967	12,558	30%

Total revenues	348,748	242,535	106,213	44%

Operating expenses:
Cost of revenues	150,067	98,970	51,097	52%
Compensation and benefits	104,457	77,442	27,015	35%
General and administration	54,321	44,808	9,513	21%
Depreciation and amortization	18,651	15,329	3,322	22%
Restructuring charges	—	474	(474)	–100%

Total operating expenses	327,496	237,023	90,473	38%

Income from operations	21,252	5,512	15,740	286%
Other income:
Interest income	139	18	121	*
Interest expense	(626)	—	(626)	*
Other income, net	1,742	182	1,560	*

Total other income	1,255	200	1,055	*

Income before income tax provision	22,507	5,712	16,795	294%
Income tax provision	8,528	2,052	6,476	*

Net income	13,979	3,660	10,319	282%
Add: Net loss attributable to non-controlling interest	195	—	195	*

Net income attributable to Envestnet, Inc.	$14,174	$3,660	$10,514	287%

*
Not meaningful

  Revenues

        Total revenues increased 44% from $242,535 in 2013 to $348,748 in 2014. The increase was primarily due to an increase in revenues from assets under management or administration of $93,655.

Revenues from assets under management or administration comprised 84% and 83% of total revenues in 2014 and 2013, respectively.

  Assets under management or administration

        Revenues earned from assets under management or administration increased 47% from $200,568 in 2013 to $294,223 in 2014. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2014, relative to the corresponding period in 2013. In 2014, revenues were positively affected by new account growth, market appreciation and positive net flows of AUM or AUA during 2013 and 2014, as well as an increase in revenues related to the July 1, 2013 acquisition of WMS, and the October 1, 2014 acquisition of Placemark.

        The number of financial advisors with AUM or AUA on our technology platforms increased from 22,838 as of December 31, 2013 to 28,605 as of December 31, 2014 and the number of AUM or AUA client accounts increased from approximately 736,000 as of December 31, 2013 to approximately 978,000 as of December 31, 2014.

  Licensing and professional services

        Licensing and professional services revenues increased 30% from $41,967 in 2013 to $54,525 in 2014. This increase was primarily due to an increase in licensing and other revenue of $13,668, primarily due to an increase in Tamarac related revenue, and offset by a decrease in professional services revenue of $1,111.

  Cost of revenues

        Cost of revenues increased 52% from $98,970 in 2013 to $150,067 in 2014, primarily due to the corresponding increase in revenues from AUM or AUA, inclusive of an increase related to the WMS acquisition. As a percentage of total revenues, cost of revenues increased from 41% in 2013 to 43% in 2014.

  Compensation and benefits

        Compensation and benefits increased 35% from $77,442 in 2013 to $104,457 in 2014, primarily due to an increase in salaries, benefits and other compensation expense of $20,335 related to an increase in headcount, an increase in incentive compensation of $3,529 and an increase in non-cash compensation expense of $2,685. Headcount increased from an average of 857 in 2013 to an average of 1,103 in 2014, primarily to support the growth of our operations, as well as increased headcount from the WMS and Placemark acquisitions. As a percentage of total revenues, compensation and benefits decreased from 32% in 2013 to 30% in 2014.

  General and administration

        General and administration expenses increased 21% from $44,808 in 2013 to $54,321 in 2014, primarily due to year-over-year increases in website and systems development costs of $2,801, professional and legal fees of $3,049, travel and entertainment of $1,945, occupancy costs of $2,346, and communication, research and data services costs of $1,740, offset by decreases in fair value of contingent consideration adjustments of $1,933 and re-audit related expenses of $3,110. As a percentage of total revenues, general and administration expenses decreased from 18% in 2013 to 16% in 2014.

  Depreciation and amortization

        Depreciation and amortization expense increased 22% from $15,329 in 2013 to $18,651 in 2014, primarily due to an increase in intangible asset amortization of $2,188 as a result of intangible assets recorded in purchase accounting related to the WMS and Placemark acquisitions (see Note 3 to the notes to consolidated financial statements). The increase in depreciation and amortization expense was also due to increases in capitalized computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization decreased from 6% in 2013 to 5% in 2014.

  Restructuring charges

        In 2013, we incurred restructuring charges of $474 due to lease termination penalties incurred to terminate the Denver and Raleigh leases.

  Interest expense

        Interest expense increased from $0 in 2013 to $626 in 2014 as a result of the issuance of the Convertible Notes as well as the borrowing of $30,000 on the Credit Agreement during the fourth quarter of 2014. Interest expense includes coupon interest, discount amortization, and issuance cost amortization related to the Convertible Notes as well as amortization of upfront fees and monthly fees related to the Credit Agreement. The discount, issuance costs, and upfront fees are amortized over the term of the related agreement.

  Other income, net

        Other income, net increased by $1,560, primarily as a result of an agreement reached with a vendor regarding the recovery of certain expenses totaling $1,825, which we incurred in 2013.

  Income tax provision

	Year Ended December 31,
	2014	2013
	(in thousands)
Income tax provision	$8,528	$2,052
Effective tax rate	37.9%	35.9%

        Our 2014 effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, the generation of research and development tax credits, the carryforward period expiration of capital loss carryforwards, the change in the valuation allowance, and net operating loss adjustments resulting from a recently completed Section 382 study.

        Our 2013 effective tax rate differs from the statutory rate primarily as a result of non-deductible transaction costs, unrecognized tax benefits in the U.S., the benefit of foreign tax credits, as well as the benefit of research and development tax credits. The non-deductible transaction costs relate to a secondary offering of our common stock completed in the fourth quarter. The unrecognized tax benefits are a result of positions taken on prior year tax returns and the research and development credits are a result of a comprehensive study completed by the Company for tax years 2007-2013.

  Year ended December 31, 2013 compared to year ended December 31, 2012

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
	(in thousands)
Revenues:
Assets under management or administration	$200,568	$127,213	$73,355	58%
Licensing and professional services	41,967	30,053	11,914	40%

Total revenues	242,535	157,266	85,269	54%

Operating expenses:
Cost of revenues	98,970	56,119	42,851	76%
Compensation and benefits	77,442	54,973	22,469	41%
General and administration	44,808	30,617	14,191	46%
Depreciation and amortization	15,329	12,400	2,929	24%
Restructuring charges	474	115	359	*

Total operating expenses	237,023	154,224	82,799	54%

Income from operations	5,512	3,042	2,470	81%

Other income:
Interest income	18	29	(11)	–38%
Interest expense	—	(3)	3	–100%
Other income	182	—	182	*

Total other income	200	26	174	*

Income before income tax provision	5,712	3,068	2,644	86%
Income tax provision	2,052	2,603	(551)	–21%

Net income	$3,660	$465	$3,195	*

*
Not meaningful

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

        The number of financial advisors with AUM or AUA on our technology platforms increased from 16,085 as of December 31, 2012 to 22,838 as of December 31, 2013 and the number of AUM or AUA client accounts increased from approximately 450,000 as of December 31, 2012 to approximately 736,000 as of December 31, 2013.

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

Non-GAAP Financial Measures

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Adjusted revenues	$348,748	$242,695	$158,514
Adjusted EBITDA	55,938	38,594	23,988
Adjusted net income	29,537	19,094	10,570
Adjusted net income per share	0.80	0.54	0.32

        "Adjusted revenues" excludes the effect of purchase accounting on the fair value of acquired deferred revenue. Under U.S. GAAP, we record at fair value the acquired deferred revenue for contracts in effect at the time the entities were acquired. Consequently, revenue related to acquired entities for periods subsequent to the acquisition does not reflect the full amount of revenue that would have been recorded by these entities had they remained stand-alone entities.

        "Adjusted EBITDA" represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision, depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance, imputed interest on contingent consideration, fair market value adjustment on contingent consideration, litigation-related expense, other income, and pre-tax loss attributable to non-controlling interest.

        "Adjusted net income" represents net income (loss) before deferred revenue fair value adjustment, non-cash interest expense, non-cash compensation expense, restructuring charges and transaction costs, re-audit related expenses, severance, amortization of acquired intangibles, fair-market value adjustment on contingent consideration, litigation related expense, other income and net loss attributable to non-controlling interest. Reconciling items, excluding non-deductible transaction costs, are tax effected using the income tax rates in effect on the applicable date.

        "Adjusted net income per share" represents adjusted net income attributable to common stockholders divided by the diluted number of weighted-average shares outstanding.

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

        Our Compensation Committee, Board of Directors and our management may also consider adjusted EBITDA, among other factors, when determining management's incentive compensation.

        We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provide comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, litigation-related expense, income tax provision, restructuring charges and transaction costs, re-audit related expenses, imputed interest on contingent consideration, fair market value adjustments on contingent consideration, other income, severance, pre-tax loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

  •
  Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2014, 2013 and 2012, we had cash income tax payments, net of refunds, of $2,131, $4,708 and $796 in the years ended December 31, 2014, 2013 and 2012, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

  •
  Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

        The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total revenues	$348,748	$242,535	$157,266
Deferred revenue fair value adjustment	—	160	1,248

Adjusted revenues	$348,748	$242,695	$158,514

        The following table sets forth the reconciliation of net income to adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$13,979	$3,660	$465
Add (deduct):
Deferred revenue fair value adjustment	—	160	1,248
Interest income	(139)	(18)	(29)
Interest expense	626	—	3
Income tax provision	8,528	2,052	2,603
Depreciation and amortization	18,651	15,329	12,400
Non-cash compensation expense	11,423	8,919	4,037
Restructuring charges and transaction costs	2,672	3,297	2,718
Re-audit related expenses	—	3,110	—
Severance	735	790	278
Imputed interest expense on contingent consideration	1,472	787	—
Fair market value adjustment on contingent consideration	(1,432)	501	—
Litigation related expense	18	7	265
Bad debt expense		—	—
Other income	(1,825)	—	—
Pre-tax loss attributable to non-controlling interest	1,230	—	—

Adjusted EBITDA	$55,938	$38,594	$23,988

        The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Year Ended December 31,
	2014*	2013*	2012*
	(in thousands)
Net income	$13,979	$3,660	$465
Add (deduct):
Deferred revenue fair value adjustment	—	93	746
Non-cash interest expense	195	—	—
Non-cash compensation expense	6,854	5,173	2,414
Restructuring charges and transaction costs	2,025	2,252	1,810
Re-audit related expenses	—	1,804	—
Severance	440	458	166
Amortization of acquired intangibles	6,385	4,903	3,687
Imputed interest expense on contingent consideration	883	456	—
Fair market value adjustment on contingent consideration	(859)	291	—
Litigation related expense	11	4	158
Other income	(1,095)	—	1,124
Net loss attributable to non-controlling interest	719	—	—

Adjusted net income	$29,537	$19,094	$10,570

Basic number of weighted-average shares outstanding	34,559,558	33,191,088	32,162,672
Effect of dilutive shares:
Options to purchase common stock	2,165,808	1,979,474	954,056
Common warrants	—	378,282	177,257
Restricted stock	152,233	117,731	47,630

Diluted number of weighted-average shares outstanding	36,877,599	35,666,575	33,341,615

Adjusted net income per share	$0.80	$0.54	$0.32

*
Adjustments, excluding non-recurring tax items and non-deductible transaction costs, are tax-effected using income tax rates as follows: 40% for 2014, 42% for 2013, and 40.2% for 2012.

Liquidity and Capital Resources

        As of December 31, 2014, we had total cash and cash equivalents of $209,754, compared to $49,942 as of December 31, 2013. We plan to use existing cash as of December 31, 2014 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and possible acquisitions or other strategic activity.

Cash Flows

        The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$55,997	$28,857	$28,548
Net cash used in investing activities	(69,129)	(18,260)	(69,714)
Net cash provided by financing activities	172,944	9,362	6,240
Net increase (decrease) in cash and cash equivalents	159,812	19,959	(34,926)
Cash and cash equivalents, end of period	209,754	49,942	29,983

Operating Activities

        Net cash provided by operating activities in 2014 increased by $27,140 compared to 2013, primarily due to an increase in net income of $10,319 in 2014 compared to the prior year period and an increase in the change in operating assets and liabilities totaling $18,559 offset by a decrease in non-cash adjustments totaling $2,364.

        Net cash provided by operating activities in 2013 increased by $309 compared to 2012, primarily due to an increase in net income of $3,195 in 2013 compared to the prior year period and an increase in non-cash adjustments totaling $2,612, offset by an overall net decrease in the change in operating assets and liabilities of $5,498.

  Investing Activities

        Net cash used in investing activities in 2014 increased by $50,869 compared to 2013, primarily due to the increase in cash used in acquisitions of $50,578. In 2014, the Company acquired Placemark and Klein for net cash totaling $58,282 and $1,288, respectively, and in 2013, the Company acquired WMS for net cash totaling $8,992 (see Note 3 to the notes to consolidated financial statements).

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

  Financing Activities

        Net cash provided by financing activities in 2014 increased by $163,582 compared to 2013, primarily a result of an increase in net proceeds from issuance of convertible debt of $166,967 and an increase in the excess tax benefits from stock-based compensation of $5,269, offset by an increase in payment of contingent consideration of $6,000, an increase in treasury stock purchases of $1,440 and an decrease in the proceeds from exercise of stock options of $1,210.

        Net cash provided by financing activities in 2013 increased by $3,122 compared to 2012, primarily a result of an increase in the proceeds from exercise of stock options of $4,331 and an increase in the excess tax benefits from stock-based compensation of $2,030, offset by a decrease in the issuance of restricted stock of $2,759 and increase in treasury stock purchases of $485.

Commitments

        The following table sets forth information regarding our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating leases(1)	$56,674	$6,651	$14,452	$12,660	$22,911
Purchase obligations	3,688	2,864	824	—	—
Convertible notes coupon interest payments	15,100	3,020	6,040	6,040	—
Undrawn credit facility fees	825	275	550	—	—
Estimated undiscounted contingent consideration payments	15,390	7,357	8,033	—	—

Total	$91,677	$20,167	$29,899	$18,700	$22,911

(1)
We lease facilities under non-cancelable operating leases expiring at various dates through 2026.

        The table above does not reflect the following:

  •
  Amounts estimated for uncertain tax positions since the timing and likelihood of such payments cannot be reasonably estimated.

  •
  Convertible Notes in the principal amount of $172,500 mature in December 2019, unless earlier purchased or converted. The Convertible Notes may be settled in cash, common stock, or a combination thereof.

  •
  Voluntary employer matching contributions to our defined contribution benefit plans since the amount cannot be reasonably estimated. For the years ended December 31, 2014, 2013 and 2012, we made voluntary employer matching contributions of $1,176, $891 and $660, respectively.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

  Market risk

        Our exposure to market risk is directly related to revenues from asset management or administration earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2014, 2013 and 2012, 84%, 83% and 81% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

  Foreign currency risk

        The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. As of December 31, 2014, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $981 to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $802 to pre-tax earnings.

  Interest rate risk

        We are subject to market risk from changes in interest rates. The Company has a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Credit Agreement. As of December 31, 2014, no amounts were outstanding on the Credit Agreement. The Company incurred interest expense of $259 related to the Credit Agreement for the year ended December 31, 2014.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Envestnet, Inc.:

        We have audited the accompanying consolidated balance sheets of Envestnet, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envestnet, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 2, 2015

Envestnet, Inc.

Consolidated Balance Sheets

(in thousands, except share information)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$209,754	$49,942
Fees and other receivables, net	20,345	19,848
Deferred tax assets, net	4,654	2,462
Prepaid expenses and other current assets	7,242	7,155

Total current assets	241,995	79,407

Property and equipment, net	16,629	12,766
Internally developed software, net	7,023	5,740
Intangible assets, net	58,654	35,698
Goodwill	104,976	74,335
Deferred tax assets, net	565	8,367
Other non-current assets	9,516	4,929

Total assets	$439,358	$221,242

Liabilities and Equity
Current liabilities:
Accrued expenses	$48,247	$35,242
Accounts payable	4,869	5,528
Contingent consideration	6,405	6,008
Deferred revenue	5,159	6,245

Total current liabilities	64,680	53,023

Convertible notes	145,203	—
Contingent consideration	7,462	11,297
Deferred revenue	6,954	1,148
Deferred rent	3,588	2,051
Lease incentive	5,550	3,547
Other non-current liabilities	2,430	2,404

Total liabilities	235,867	73,470

Commitments and contingencies
Redeemable units in ERS, LLC	1,500	—
Equity:
Stockholders' equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 46,345,376 and 45,628,814 shares issued as of December 31, 2014 and December 31, 2013, respectively; 34,544,653 and 33,876,020 shares outstanding as of December 31, 2014 and December 31, 2013, respectively	232	228
Additional paid-in capital	233,888	192,341
Accumulated deficit	(19,443)	(33,617)
Treasury stock at cost, 11,800,723 and 11,752,794 shares as of December 31, 2014 and December 31, 2013, respectively	(13,242)	(11,180)

Total stockholders' equity	201,435	147,772
Non-controlling interest	556	—

Total equity	201,991	147,772

Total liabilities and equity	$439,358	$221,242

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share information)

	Year ended December 31,
	2014	2013	2012
Revenues:
Assets under management or administration	$294,223	$200,568	$127,213
Licensing and professional services	54,525	41,967	30,053

Total revenues	348,748	242,535	157,266

Operating expenses:
Cost of revenues	150,067	98,970	56,119
Compensation and benefits	104,457	77,442	54,973
General and administration	54,321	44,808	30,617
Depreciation and amortization	18,651	15,329	12,400
Restructuring charges	—	474	115

Total operating expenses	327,496	237,023	154,224

Income from operations	21,252	5,512	3,042
Other income:
Interest income	139	18	29
Interest expense	(626)	—	(3)
Other income, net	1,742	182	—

Total other income	1,255	200	26

Income before income tax provision	22,507	5,712	3,068
Income tax provision	8,528	2,052	2,603

Net and comprehensive income	13,979	3,660	465
Add: Net loss attributable to non-controlling interest	195	—	—

Net income attributable to Envestnet, Inc.	$14,174	$3,660	$465

Net income per share:
Basic	$0.41	$0.11	$0.01

Diluted	$0.38	$0.10	$0.01

Weighted average common shares outstanding:
Basic	34,559,558	33,191,088	32,162,672

Diluted	36,877,599	35,666,575	33,341,615

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share information)

			Treasury Stock
	Common Stock
			Common Shares		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
	Shares	Amount		Amount
Balance, December 31, 2011	43,515,899	$218	(11,705,173)	$(10,421)	$163,584	$(37,742)	$—	$115,639
Exercise of stock options	298,947	1	—	—	2,068	—	—	2,069
Issuance of common stock:
vesting of restricted stock	24,568	—	—	—	—	—	—	—
issuance of restricted stock	232,150	1	—	—	2,758	—	—	2,759
Stock-based compensation expense	—	—	—	—	4,342	—	—	4,342
Excess tax benefits from stock-based compensation expense	—	—	—	—	1,549	—	—	1,549
Reversal of net operating loss tax benefit recognized from EnvestNet Group, Inc. merger	—	—	—	—	(690)	—	—	(690)
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(10,716)	(137)	—	—	—	(137)
Net income	—	—	—	—	—	465	—	465

Balance, December 31, 2012	44,071,564	$220	(11,715,889)	$(10,558)	$173,611	$(37,277)	$—	$125,996
Exercise of stock options	721,050	3	—	—	6,397	—	—	6,400
Issuance of common stock—vesting of restricted stock	74,298	1	—	—	—	—	—	1
Exercise of warrants	761,902	4	—	—	—	—	—	4
Stock-based compensation expense	—	—	—	—	8,738	—	—	8,738
Excess tax benefits from stock-based compensation expense	—	—	—	—	3,579	—	—	3,579
Reversal of state uncertain tax positions	—	—	—	—	16	—	—	16
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(36,905)	(622)	—	—	—	(622)
Net income	—	—	—	—	—	3,660	—	3,660

Balance, December 31, 2013	45,628,814	$228	(11,752,794)	$(11,180)	$192,341	$(33,617)	$—	$147,772
Exercise of stock options	573,298	3	—	—	5,187	—	—	5,190
Issuance of common stock—vesting of restricted stock	143,264	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	11,228	—	195	11,423
Excess tax benefits from stock-based compensation expense	—	—	—	—	8,848	—	—	8,848
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(47,929)	(2,062)	—	—	—	(2,062)
Issuance of membership interest in ERS, LLC	—	—	—	—	—	—	556	556
Issuance of convertible notes, net of tax and offering costs	—	—	—	—	16,284	—	—	16,284
Net income (loss)	—	—	—	—	—	14,174	(195)	13,979

Balance, December 31, 2014	46,345,376	$232	(11,800,723)	$(13,242)	$233,888	$(19,443)	$556	$201,991

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$13,979	$3,660	$465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,651	15,329	12,400
Deferred rent and lease incentive	275	(483)	1,389
Provision for doubtful accounts	15	203	—
Impairment of long-lived assets	—	330	—
Deferred income taxes	(4,640)	(2,546)	83
Stock-based compensation	11,423	8,738	4,342
Excess tax benefits from stock-based compensation	(8,848)	(3,579)	(1,549)
Interest expense	626	—	—
Accretion on contingent consideration	1,472	787	3
Fair market value adjustment on contingent consideration	(1,432)	501	—
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable	1,788	(9,566)	1,017
Prepaid expenses and other current assets	9,733	(1,075)	4,645
Other non-current assets	(873)	(1,444)	(181)
Accrued expenses	9,784	12,389	3,100
Accounts payable	(659)	2,914	640
Deferred revenue	4,677	1,625	1,028
Other non-current liabilities	26	1,074	1,166

Net cash provided by operating activities	55,997	28,857	28,548

INVESTING ACTIVITIES:
Purchase of property and equipment	(6,177)	(6,125)	(4,838)
Capitalization of internally developed software	(3,382)	(3,143)	(2,350)
Repayment of notes payable assumed in acquisition	—	—	(174)
Acquisition of businesses, net of cash acquired	(59,570)	(8,992)	(62,352)

Net cash used in investing activities	(69,129)	(18,260)	(69,714)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	172,500	—	—
Convertible notes issuance costs	(5,533)	—	—
Proceeds from bank indebtedness	30,000	—	—
Payment of bank indebtedness	(30,000)	—	—
Payment of contingent consideration	(6,000)	—	—
Payment of promissory note	(1,500)	—	—
Issuance of redeemable units in ERS	1,500	—	—
Proceeds from exercise of stock options	5,190	6,400	2,069
Excess tax benefits from stock-based compensation expense	8,848	3,579	1,549
Purchase of treasury stock	(2,062)	(622)	(137)
Issuance of restricted stock	1	1	2,759
Proceeds from exercise of warrants	—	4	—

Net cash provided by financing activities	172,944	9,362	6,240

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	159,812	19,959	(34,926)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,942	29,983	64,909

CASH AND CASH EQUIVALENTS, END OF PERIOD	$209,754	$49,942	$29,983

Supplemental disclosure of cash flow information—cash paid during the period for income taxes, net of refunds	$2,131	$4,708	$796
Supplemental disclosure of cash flow information—cash paid during the period for interest	299	—	—
Supplemental disclosure of non-cash operating, investing and financing activities:
Settlement of contingent consideration liability upon issuance of ERS, LLC membership interest	158	—	—
Contingent consideration issued in a business acquisition	2,800	16,017	—
Issuance of promissory note for acquisition	1,500	—	—
Leasehold improvements funded by lease incentive	2,865	1,693	1,054

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Organization and Description of Business

        Envestnet, Inc. ("Envestnet") and its subsidiaries (collectively, the "Company") provide open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via Envestnet's wealth management software, Envestnet | PMC®, Envestnet | Tamarac™, Vantage Reporting Solution™, Envestnet | WMS™ and Envestnet | Placemark™.

        Envestnet's wealth management software is a platform of integrated, internet-based technology applications and related services that provide portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing, and back-office and middle-office operations and administration.

        The Company's investment consulting group, Envestnet | PMC, provides investment manager due diligence and research, a full spectrum of investment offerings supported by both proprietary and third-party research and manager selection, and overlay portfolio management services.

        Envestnet | Tamarac provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management software, principally to high-end Registered Investment Advisors ("RIAs").

        Vantage Reporting Solution software aggregates and manages investment data, provides performance reporting and benchmarking, giving advisors an in-depth view of clients' various investments, empowering advisors to give holistic, personalized advice.

        Envestnet | WMS offers financial institutions access to an integrated wealth platform, which helps construct and manage sophisticated portfolio solutions across an entire account life cycle, particularly in the area of unified managed account trading. Envestnet | WMS's Overlay Portfolio Management console helps wealth managers efficiently build customized client portfolios that consider both proprietary and open-architecture investment solutions.

        Envestnet | Placemark develops unified managed account ("UMA") programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full service broker-dealers and RIA firms.

        Through these platforms and service offerings, the Company provides open-architecture support for a wide range of investment products (separately managed accounts, multi-manager accounts, mutual funds, exchange-traded funds, stock baskets, alternative investments, and other fee-based investment solutions) from Envestnet | PMC and other leading investment providers via multiple custodians, and also account administration and reporting services.

        Envestnet operates five RIAs and a registered broker-dealer. The RIAs are registered with the Securities and Exchange Commission ("SEC"). The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority ("FINRA").

2. Summary of Significant Accounting Policies

        The Company follows accounting standards established by the Financial Accounting Standards Board ("FASB") to ensure consistent reporting of financial condition, results of operations and cash

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

flows. References to Generally Accepted Accounting Principles ("GAAP") in these footnotes are to the FASB Accounting Standards CodificationTM, sometimes referred to as the codification or ASC.

        Principles of Consolidation—The consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency.

        Management Estimates—Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Significant areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, costs capitalized for internally developed software, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of restricted stock and stock options issued, fair value of customer inducement assets and liabilities, fair value of contingent consideration, realization of deferred tax assets, uncertain tax positions, fair value of the liability portion of the convertible debt and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

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

  •
  Asset management and administration fees—The Company derives revenues from fees charged as a percentage of the assets that are managed or administered on its technology platforms by financial advisors, financial institutions, and their clients (collectively "customers") and for services the Company provides to its customers. Such services include investment manager due diligence and research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing, and back office and middle-office operations and administration. Investment decisions for assets under management or administration are made by our customers. The asset management and administration fees the Company earns are generally based upon a contractual percentage of assets managed or administered on our platforms based on preceding quarter-end values. The contractual fee percentages vary based on the level and type of services the Company provides to its customers. Fees related to assets under management or administration increase or decrease based on values of existing customer accounts. The values are affected by inflows or outflows of customer funds and market fluctuations.

  •
  Licensing and professional services fees—

            Licensing—The Company derives licensing fees from recurring contractual fixed fee contracts with larger financial institutions or enterprise clients. Licensing contracts allow the

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

    customer to provide a unique configuration of platform features and investment solutions for their advisors. The licensing fees vary based on the type of services provided and our revenues received under license agreements are recognized over the contractual term. The Company's license agreements do not generally provide its customers the ability to take possession of the software or host the software on the customers' own systems or through a hosting arrangement with an unrelated party.

            When the Company enters into arrangements with multiple deliverables, exclusive of arrangements with software deliverables, it applies the FASB's guidance for revenue arrangements with multiple deliverables and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (i) whether the delivered item has value to the customer on a stand-alone basis, and (ii) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue is allocated to each unit of accounting or element based on relative selling prices. The Company determines relative selling prices by using either (a) vendor-specific objective evidence ("VSOE") if it exists; or (b) third-party evidence ("TPE") of selling price. When neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable.

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

            Professional services—The Company derives professional service fees from providing contractual customized service platform software development, which are recognized under a proportional-performance model utilizing an output-based approach. The Company's contracts generally have fixed prices, and generally specify or quantify deliverables.

        Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Certain portions of the Company's revenues require management's consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to providers for certain services related to the product or service offering.

        The Company uses the following factors to determine whether to record revenue on a gross or net basis:

  •
  the Company has a direct contract with the third party service provider;

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

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

        Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fees receivable. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including historical loss experience and current economic conditions. As of December 31, 2014 and 2013, the Company's allowance for doubtful accounts was $76 and $203, respectively. The following table summarizes the changes to the allowance for doubtful accounts:

	2014	2013
Balance, beginning of year	$203	$—
Add: Provision for doubtful accounts	15	203
Less: Write-offs	(142)	—

Balance, end of year	$76	$203

        Segments—The Company's chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis. Historically, the Company has determined that it has a single reporting segment and operating unit structure. As a result of the acquisitions as discussed in Note 3, the Company has re-examined its reporting and operating structure and has determined it continues to maintain a single reporting segment and operating unit structure.

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash accounts at financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company monitors such credit risk and has not experienced any losses related to such risk.

        Investments—Investments are recorded at cost and reviewed for impairment. Investments are included in "Other non-current assets" on the consolidated balance sheets and consist of non-marketable investments in privately held companies, as well as other alternative investments. The Company reviews these investments on a regular basis to evaluate the carrying amount and economic viability of these investments. This policy includes, but is not limited to, reviewing each of the investee's cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that the Company requests from these investees. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these investees.

        The Company's investments are assessed for impairment when a review of the investee's operations indicates that there is a decline in value of the investment and the decline is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments are written down to estimated fair value. The Company estimates fair value using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and estimated discounted future cash flows. There were impairments to investments of $0, $47 and $0 during the years ended December 31, 2014, 2013 and 2012, respectively.

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

        Internally Developed Software—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internally developed software during the years ended December 31, 2014, 2013 and 2012.

        Goodwill and Intangible Assets—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a two-step process that is performed at least annually or whenever events or circumstances indicate that impairment may have occurred. The Company has concluded that it has a single reporting unit. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flows. No impairment charges have been recorded for the years ended December 31, 2014, 2013 and 2012.

        Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows.

        Long-Lived Assets—Long-lived assets, such as property, equipment, capitalized internal use software and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. All long-lived assets of the Company are located in the U.S., except for approximately $1,503 and $997 as of December 31, 2014 and 2013, respectively, which are located in India.

        Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact recoverability of these assets. There were impairments to long-lived assets of $0, $283 and $0 during the years ended December 31, 2014, 2013 and 2012, respectively.

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

2. Summary of Significant Accounting Policies (Continued)

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

        The Company follows authoritative guidance related to how uncertain tax positions should be recognized, measured, disclosed and presented in the consolidated financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained "when challenged" or "when examined" by the applicable tax authority. The tax benefits recognized in the consolidated financial statements from tax positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

        Advertising Costs—The Company expenses all advertising costs as incurred and they are classified within general and administration expenses. Advertising costs totaled approximately $675, $1,028 and $1,504 for the years ended December 31, 2014, 2013 and 2012, respectively.

        Research and Development—The Company intends to continue to invest in its technology platforms and software and service offerings to provide financial advisors with access to investment solutions and services that address the widest range of financial advisors' front-, middle-and back-office needs. In the years ended December 31, 2014, 2013 and 2012, our technology development expenses totaled $8,178, $5,998, and $6,309, respectively, exclusive of capitalization of internally developed software and related amortization.

        Business Combinations—The Company accounts for business combinations under the acquisition method. The cost of an acquired company is assigned to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when market values are not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Transaction costs associated with business combinations are expensed as incurred. The Company determines the fair value of contingent acquisition consideration payable on the acquisition date using a discounted cash flow approach utilizing an appropriate discount rate. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to fair market value adjustment on contingent consideration in the Company's consolidated statements of operations. Changes in the fair value of the contingent acquisition consideration payable can result from adjustments to the estimated revenue forecasts included in the contingent payment calculations.

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

2. Summary of Significant Accounting Policies (Continued)

restricted stock awards. The Company measures the cost of such awards based on the estimated fair value of the award measured at the grant date and recognizes the expense on a straight-line basis over the requisite service period, which is the vesting period.

        Determining the fair value of stock options requires the Company to make several estimates, including the volatility of its stock price, the expected life of the option, forfeiture rate, dividend yield and interest rates. Prior to July 28, 2010, the Company was not a publicly traded company. Accordingly, the Company had limited historical information on the price of its stock as well as employees' stock option exercise behavior. Because of this limitation, the Company cannot rely on its historical experience alone to develop assumptions for stock-price volatility and the expected life of its options. The Company estimates the expected life of its options using the "Simplified Method." The Company estimates stock-price volatility with reference to a peer group of publicly traded companies. Determining the companies to include in this peer group involves judgment. The Company utilizes a risk-free interest rate, which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options. The Company has not and does not expect to pay dividends on its common shares.

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

        Convertible Notes—On December 15, 2014, the Company issued $172,500 of 1.75% convertible notes due December 2019 (the "Convertible Notes"). The Convertible Notes are accounted for in accordance with ASC 470-20. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as a derivative under GAAP. The Company separately accounts for the liability and equity components of the Convertible Notes that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. The Company recognizes the accretion of the resulting discount using the effective-interest method as part of interest expense in its consolidated statements of operations.

        Other Income—On June 18, 2014, the Company reached an agreement with a vendor regarding the recovery of certain expenses the Company incurred in 2013. Under the terms of the agreement, the vendor agreed to pay the Company $1,825. The Company recognized a pre-tax gain of $1,825 resulting from the agreement, which is included in other income, net in the consolidated statements of operations for the year ended December 31, 2014.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Non-controlling Interest—Effective February 1, 2014, the Company formed Envestnet Retirement Solutions, LLC ("ERS, LLC") with various third parties. ERS, LLC offers advisory and technology enabled services to financial advisors and retirement plans. In exchange for a 64.5% ownership interest in ERS, LLC, the Company contributed certain assets and has agreed to fund a certain amount of the operating expenses of ERS, LLC. As described in Note 3, due to the issuance of units related to the acquisition of Klein Decisions, Inc. ("Klein") the Company's ownership in ERS, LLC is 57% as of December 31, 2014.

        The allocation of gains and losses to the members of ERS, LLC is based on a hypothetical liquidation book value method in accordance with the ERS, LLC operating agreement. In the year ended December 31, 2014, losses of $195 are reflected as non-controlling interest in the consolidated statements of operations.

        Recent Accounting Pronouncements—On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements.

3. Business Acquisitions

  Prima Capital Holding, Inc.

        On April 5, 2012, the Company completed the acquisition of Prima Capital Holding, Inc. ("Prima"). In accordance with the stock purchase agreement, the Company acquired all of the outstanding shares of Prima for total consideration of approximately $13,925. Prima provides investment management due diligence, research applications, asset allocation modeling and multi-manager portfolios to the wealth management and retirement industries. Prima's clientele includes banks, independent RIAs, regional broker-dealers, family offices and trust companies. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes.

        The consideration transferred in the acquisition was as follows:

Cash paid to owners	$13,750
Cash acquired	(1,767)
Cash paid for working capital settlement	1,942

$13,925

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Business Acquisitions (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$2,399
Total liabilities assumed	(2,697)
Identifiable intangible assets	4,940
Goodwill	9,283

Total net assets acquired	$13,925

        A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

	Amount	Weighted Average Useful Life in Years	Amortization Method
Customer list	$3,740	10	Accelerated
Proprietary technology	700	5	Accelerated
Trade names	500	5	Accelerated

Total	$4,940

        The results of Prima's operations are included in the consolidated statements of operations beginning April 5, 2012. Prima's revenues and pre-tax loss for the nine months ended December 31, 2012 totaled $3,626 and ($791), respectively. The loss for the nine months ended December 31, 2012 included acquired intangible asset amortization of $1,005.

  Tamarac, Inc.

        On May 1, 2012, the Company completed the acquisition of Tamarac, Inc. ("Tamarac"). In accordance with the merger agreement, a newly formed subsidiary of Envestnet merged with and into Tamarac, and Tamarac became a wholly-owned subsidiary of Envestnet. Under the terms of the merger agreement, total consideration was approximately $48,427 for all of the outstanding stock of Tamarac. Tamarac provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management software, principally to high-end RIAs. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill recognized is not deductible for income tax purposes.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Business Acquisitions (Continued)

        The consideration transferred in the acquisition was as follows:

Cash paid to owners	$54,000
Non-cash consideration	101
Cash acquired	(2,533)
Receivable from working capital settlement	(3,141)

$48,427

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Total tangible assets acquired	$9,444
Total liabilities assumed	(12,194)
Identifiable intangible assets	16,150
Goodwill	35,027

Total net assets acquired	$48,427

        A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

	Amount	Weighted Average Useful Life in Years	Amortization Method
Customer list	$8,680	12	Accelerated
Proprietary technology	5,880	8	Accelerated
Trade names	1,590	5	Accelerated

Total	$16,150

        The results of Tamarac's operations are included in the consolidated statements of operations beginning May 1, 2012. Tamarac's revenues and pre-tax loss for the eight-month period ended December 31, 2012 totaled $9,971 and ($1,236), respectively. The loss for the eight months ended December 31, 2012 included acquired intangible asset amortization of $1,304.

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

        In addition, the Company adopted the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the "2012 Plan"). The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock. The unvested common stock vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition (see Note 13). The Company also granted to certain Tamarac employees 232,150 stock options to acquire

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Business Acquisitions (Continued)

Envestnet common stock at an exercise price of $12.51. These stock options vest on the second anniversary of the grant date (see Note 13).

  Wealth Management Solutions

        On July 1, 2013, the Company acquired the Wealth Management Solutions ("WMS") division of Prudential Investments LLC. In accordance with the purchase agreement, the Company acquired substantially all of the assets and assumed certain liabilities of WMS for total consideration of $24,730. WMS is a provider of technology solutions that enables financial services firms to develop and enhance their wealth management offerings. The Company acquired WMS to better serve the wealth management needs of the bank channel, deepen the Company's practice management capabilities, and benefit from the operational leverage resulting from consolidating WMS's business onto the Company's unified wealth management platform.

        The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of potential cross selling opportunities, as well as lower future operating expenses, including a reduction in headcount from pre-acquisition levels and lower technology platform-related costs due to the migration of WMS's clients to the Company's platform. The goodwill is also related to the knowledge and experience of the workforce in place.

        The consideration in the acquisition was as follows:

Cash paid to owners	$8,992
Contingent consideration	15,738

$24,730

        In connection with the acquisition of WMS, the Company is required to pay Prudential Investments contingent consideration of $6,000 per year for three years, based upon WMS's annualized net revenue relative to a target of $28,000 per year, with lower payments for performance below the target and higher payments for performance above the target, subject to an aggregate maximum of $23,000. The Company recorded a liability as of the date of acquisition of $15,738, which represented the estimated fair value of contingent consideration on the date of acquisition and is considered a Level 3 fair value measurement as described in Note 8.

        The estimated fair value of contingent consideration as of December 31, 2014 was $11,667. This amount is the present value of an undiscounted liability of $12,750, applying a discount rate of 10%. Payments will be made at the end of three twelve month closing periods. The first undiscounted payment of $6,000 was paid on August 12, 2014. The second and third undiscounted payments are anticipated to be $7,102 on August 15, 2015 and $5,648 on August 15, 2016. Changes to the estimated fair value of the contingent consideration are recognized in earnings of the Company. During the year ended December 31, 2014, the Company recorded a fair value adjustment to decrease the contingent consideration liability by $1,231 as a result of a decrease in the revenue assumptions for years 2 and 3. This adjustment is included in general and administration expense in the consolidated statements of operations.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Business Acquisitions (Continued)

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$1,296
Total liabilities assumed	(2,257)
Identifiable intangible assets	17,000
Goodwill	8,691

Total net assets acquired	$24,730

        A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

	Amount	Weighted Average Useful Life in Years	Amortization Method
Customer list	$14,000	12	Accelerated
Proprietary technology	3,000	1.5	Accelerated

Total	$17,000

        The results of WMS operations are included in the consolidated statement of operations beginning July 1, 2013. WMS's revenues and pre-tax loss for the six-month period ended December 31, 2013 totaled $33,517 and ($1,056), respectively. The loss includes acquired intangible asset amortization of $2,164, imputed interest expense on contingent consideration of $787 and an estimated fair value adjustment on contingent consideration of $501.

  Klein Decisions, Inc.

        On July 1, 2014, ERS, LLC completed the acquisition of Klein Decisions, Inc. ("Klein"). In accordance with the stock purchase agreement, ERS, LLC acquired all of the outstanding shares of Klein for cash consideration of approximately $1,288, a promissory note in the amount of $1,500, and estimated fair value of $2,800 in contingent consideration (with a minimum guaranteed amount of $1,175), to be paid over three years. The promissory note was paid by ERS, LLC on July 31, 2014. Klein develops dynamic decision systems that incorporate investor preferences, goals, and priorities into the investment process. ERS, LLC acquired Klein for its capabilities in delivering personal participant solutions, as well as its personnel to further build out ERS's business of serving advisors who support the small retirement plan market. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, which relate to an increase in future ERS, LLC revenues as a result of leveraging Klein's systems and expertise of its employees. The goodwill is not deductible for income tax purposes.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Business Acquisitions (Continued)

        The consideration in the acquisition was as follows:

Cash paid to owners	$1,288
Promissory note	1,500
Contingent consideration	2,800

$5,588

        The contingent consideration liability of $2,800 is the present value of an undiscounted liability of $3,520, applying a discount rate of 9% and is considered a Level 3 fair value measurement as described in Note 8. Payments will be made at the end of three twelve month closing periods. The future undiscounted payments are anticipated to be $332 on July 31, 2015, $906 on July 31, 2016, and $2,282 on July 31, 2017. Changes to the estimated fair value of the contingent consideration are recognized in earnings of the Company.

        For the six-month period ended December 31, 2014, the Company recognized imputed interest expense on contingent consideration of $75 and an estimated decrease in the fair value of contingent consideration of $675, which are included in general and administration expense in the consolidated statement of operations.

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$53
Total liabilities assumed	(396)
Identifiable intangible assets	2,900
Goodwill	3,031

Total net assets acquired	$5,588

        A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

	Amount	Weighted Average Useful Life in Years	Amortization Method
Customer list	$2,200	10	Accelerated
Proprietary technology	700	3	Straight-line

Total	$2,900

        The results of Klein's operations are included in the consolidated statement of operations beginning July 1, 2014. Klein's revenues and pre-tax loss for the six-month period ended December 31, 2014 totaled $468 and ($926), respectively. The loss includes acquired intangible asset amortization of $286, imputed interest expense on contingent consideration of $75 and an estimated fair value adjustment to decrease the contingent consideration liability by $675.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Business Acquisitions (Continued)

        On July 9, 2014, the former owners of Klein (the "Klein Parties") purchased an 11.7% ownership interest in ERS, LLC for $1,500. The Klein Parties have the right to require ERS, LLC to repurchase units issued anytime between 18 and approximately 36 months after July 1, 2014 for the amount of $1,500. This purchase obligation is guaranteed by the Company and is reflected outside of permanent equity in the condensed consolidated balance sheet. After taking into account the purchase of the Klein Parties, the Company's ownership interest in ERS, LLC is 57%.

  Placemark Holdings, Inc.

        On October 1, 2014, Envestnet, Inc. completed the acquisition (the "Acquisition") of Placemark Holdings, Inc., a Delaware corporation ("Placemark"). Under the terms of the Acquisition, total consideration was $58,282 for all of the outstanding capital stock of Placemark. Envestnet funded the Acquisition with available cash and borrowings under its Credit Agreement (see Note 11).

        Placemark develops UMA programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full-service broker-dealers and RIA firms. Envestnet acquired Placemark for its UMA and overlay capabilities, to strengthen the Company's position as a leading provider of UMA offerings, and to expand its presence in the full-service broker-dealer and RIA markets. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, which relate to an increase in future Envestnet revenues as a result of leveraging Placemark's systems and expertise of its employees, and lower future operating expenses and technology platform-related costs due to the migration of Placemark's clients to the Company's platform. The goodwill is not deductible for income tax purposes.

        The consideration in the acquisition was as follows:

Cash paid to owners	$66,000
Cash acquired	(8,419)
Receivable from working capital settlement	701

$58,282

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$4,323
Total liabilities assumed	(3,118)
Identifiable intangible assets	30,000
Goodwill	27,077

Total net assets acquired	$58,282

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Business Acquisitions (Continued)

        A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

	Amount	Weighted Average Useful Life in Years	Amortization Method
Customer list	$24,000	11	Accelerated
Proprietary technology	5,000	5	Straight-line
Trade names	1,000	5	Straight-line

Total	$30,000

        The results of Placemark's operations are included in the consolidated statement of operations beginning October 1, 2014. Placemark's revenues and pre-tax income for the three-month period ended December 31, 2014 totaled $6,157 and $209, respectively. The loss includes acquired intangible asset amortization of $1,254.

        Acquisition related costs of $2,430, $946 and $2,317 are included in general and administration expenses in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

  Pro forma results for Envestnet, Inc. giving effect to the WMS and Placemark acquisitions

        The following unaudited pro forma financial information presents the combined results of operations of Envestnet and Placemark for the year ended December 31, 2014 and Envestnet, WMS, and Placemark for the year ended December 31, 2013. The unaudited pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2013. The results of Klein are not included in the pro forma financial information presented below as the Klein acquisition was not material to the Company's results of operations.

        The unaudited pro forma results presented include amortization charges for acquired intangible assets and stock-based compensation expense, and the elimination of intercompany transactions, imputed interest expense, and transaction-related expenses and the related tax effect on the aforementioned items.

        Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2013.

	At December 31,
	2014	2013
Revenues	$366,164	$292,975
Net income (loss)	12,290	(4,585)
Net income (loss) per share:
Basic	0.36	(0.14)
Diluted	0.33	(0.14)

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Business Acquisitions (Continued)

  Subsequent event

        On February 24, 2015, the Company entered into a stock purchase agreement with the shareholders of Upside Holdings, Inc. ("Upside") to acquire all of the outstanding shares of Upside for cash consideration of approximately $3,040, subject to certain post-closing adjustments. Upside is a technology company providing digital advice solutions to financial advisors.

4. Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated Useful Life	2014	2013
Cost:
Office furniture and fixtures	5 - 7 years	$4,993	$4,266
Computer equipment and software	3 years	18,540	26,910
Other office equipment	5 years	144	598
Leasehold improvements	Shorter of the lease term or useful life of the asset	10,805	8,299

		34,482	40,073
Less accumulated depreciation and amortization		(17,853)	(27,307)

Property and equipment, net		$16,629	$12,766

        During the fourth quarter of 2014, the Company retired fully depreciated property and equipment that were no longer in service in the amount of $18,207. See below for the cost amounts and related accumulated depreciation written off by category:

	Cost	Accumulated Depreciation
Office furniture and fixtures	$721	$(721)
Computer equipment and software	15,455	(15,455)
Other office equipment	596	(596)
Leasehold improvements	1,435	(1,435)

Total property and equipment retirements	$18,207	$(18,207)

        Depreciation and amortization expense was as follows:

	Year ended December 31,
	2014	2013	2012
Depreciation and amortization expense	$5,910	$5,151	$4,685

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5. Internally Developed Software

        Internally developed software consists of the following:

		December 31,
	Estimated Useful Life
		2014	2013
Internally developed software	5 years	$19,577	$16,374
Less accumulated amortization		(12,554)	(10,634)

Internally developed software, net		$7,023	$5,740

        Amortization expense was as follows:

	Year ended December 31,
	2014	2013	2012
Amortization expense	$1,920	$1,726	$1,550

6. Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2012	$65,644
WMS acquisition	8,691

Balance at December 31, 2013	74,335
Klein acquisition	3,031
Placemark acquisition	27,077
Other	533

Balance at December 31, 2014	$104,976

        Intangible assets consist of the following:

		December 31, 2014			December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	4 - 12 years	$68,603	$(21,699)	$46,904	$42,103	$(14,593)	$27,510
Proprietary technologies	1.5 - 8 years	15,678	(5,808)	9,870	9,580	(2,792)	6,788
Trade names	5 years	3,090	(1,210)	1,880	2,090	(690)	1,400

Total intangible assets		$87,371	$(28,717)	$58,654	$53,773	$(18,075)	$35,698

        Amortization expense was as follows:

	Year ended December 31,
	2014	2013	2012
Amortization expense	$10,642	$8,452	$6,165

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

6. Goodwill and Intangible Assets (Continued)

        Future amortization expense of the intangible assets as of December 31, 2014, is expected to be as follows:

Years ending December 31:
2015	$12,335
2016	10,443
2017	8,618
2018	7,319
2019	5,416
Thereafter	14,523

$58,654

7. Other Non-Current Assets

        Other non-current assets consist of the following:

	December 31,
	2014	2013
Investment in private company	$1,250	$1,250
Deposits:
Lease	1,811	1,751
Other	436	286
Unamortized convertible debt issuance costs	4,612	—
Other	1,407	1,642

	$9,516	$4,929

        The Company owns 1,250,000 Preferred A Units in a privately held company at a historical purchase price of $1,250. The Preferred A Units are entitled to a preferred distribution at a cumulative rate of 8% per annum of unreturned capital contributions, as defined in the agreement. See Note 11 for more information on the unamortized convertible debt issuance costs.

8. Fair Value Measurements

        The Company follows ASC 825-10, Financial Instruments, which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. Fair Value Measurements (Continued)

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
Level 3:
Inputs reflect management's best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

  Fair Value on a Recurring Basis:

        The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company's investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money-market funds are considered Level 1 assets and totaled approximately $70,760 and $32,358 as of December 31, 2014 and 2013, respectively, and are included in cash and cash equivalents in the consolidated balance sheets.

        The fair value of the contingent consideration liability related to the WMS acquisition on July 1, 2013 was estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows related to our acquisition of WMS during the subsequent three years from the date of acquisition, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the agreement.

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

        The fair value of the contingent consideration liability related to the Klein acquisition on July 1, 2014 was estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows related to our acquisition of

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. Fair Value Measurements (Continued)

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

        The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from December 31, 2013 to December 31, 2014:

Fair Value of Contingent Consideration Liability
Balance at December 31, 2013	$17,305
Settlement of contingent consideration liabilities	(6,158)
Klein acquisition	2,800
Measurement period adjustment	(120)
Fair market value adjustment	(1,432)
Imputed interest	1,472

Balance at December 31, 2014	$13,867

        The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company's accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels 1, 2 and 3 during the year.

        Following are the carrying and fair value of the Company's debt obligation as of December 31, 2014. The fair value of the Convertible Notes was calculated using observable market data and is considered a Level 1 liability.

	December 31, 2014
	Carrying Value		Fair Value
2019 Convertible Notes (principal amount outstanding of $172,500)	$145,203	(1)	$180,392

(1)
Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

9. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2014	2013
Accrued investment manager fees	$25,195	$19,310
Accrued compensation and related taxes	18,344	12,125
Accrued professional services	536	694
Accrued restructuring charges	—	551
Estimated accrued software license fees	800	—
Other accrued expenses	3,372	2,562

	$48,247	$35,242

        The Company incurred restructuring charges of $474 (see Note 15), net of deferred rent adjustment, in the year ended December 31, 2013, due to lease termination penalties incurred to terminate the Denver and Raleigh leases.

        The summary of activity in accrued restructuring charges was as follows:

Balance at December 31, 2012	$—
Restructuring provision incurred	474
Lease termination payment accrued	551
Payments	(474)

Balance at December 31, 2013	551
Payments	(551)

Balance at December 31, 2014	$—

10. Income Taxes

        Income before income tax provision was generated in the following jurisdictions:

	Year ended December 31,
	2014	2013	2012
Current:
Domestic	$21,437	$4,074	$2,702
Foreign	1,070	1,638	366

	$22,507	$5,712	$3,068

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Income Taxes (Continued)

        The components of the income tax provision charged to operations are summarized as follows:

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$11,244	$3,432	$1,280
State	1,389	699	235
Foreign	535	468	946

	13,168	4,599	2,461

Deferred:
Federal	$(3,662)	$(2,059)	$(48)
State	(858)	(492)	170
Foreign	(120)	4	20

	(4,640)	(2,547)	142

Total	$8,528	$2,052	$2,603

        Net deferred tax assets (liabilities) consist of the following:

	At December 31,
	2014	2013
Current:
Deferred revenue	$440	$—
Prepaid expenses and accruals	95	135
Net operating loss and tax credit carryforwards	4,119	2,702

Total current deferred tax assets	4,654	2,837
Less valuation allowance—current	—	(375)

Net current deferred tax assets	4,654	2,462

Non-current:
Deferred rent and lease incentives	3,412	2,017
Net operating loss and tax credit carryforwards	18,844	14,210
Property and equipment and intangible assets	(20,033)	(10,193)
Stock-based compensation expense	8,175	5,004
Convertible notes	(10,255)	—
Other	422	(294)

Total long-term deferred tax assets	565	10,744
Less valuation allowance—non-current	—	(2,377)

Net long-term deferred tax assets	565	8,367

Total deferred tax assets	$5,219	$10,829

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Income Taxes (Continued)

        The valuation allowance for net deferred tax assets as of December 31, 2014 and 2013 was $0 and $2,752, respectively. The valuation allowance as of December 31, 2013 was related to capital losses of $2,085 and federal and state net operating losses of $667. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

        The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which net operating losses and temporary differences are deductible. Management considers the scheduled reversal of deferred tax assets and liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate sufficient taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of taxable income and projections for future taxable income over the periods for which the net operating losses are available and deferred tax assets are deductible, management believes that it is more-likely-than-not that, in consideration of its recorded valuation allowance, it will realize the benefits of the net operating losses and any other deferred tax assets. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        Upon exercise of stock options, the Company recognizes any difference between GAAP compensation expense and compensation expense for income tax purposes as a tax windfall or shortfall. The difference is charged to equity in the case of a windfall. When the exercise results in a windfall and the windfall results in a net operating loss ("NOL"), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces income taxes payable. For GAAP purposes, the Company has recognized all previously suspended windfall tax benefits because they were utilized on the Company's 2012 and 2013 tax returns to reduce taxes payable. The Company has recognized all current windfall tax benefits because they will be utilized on the Company's 2014 tax return to reduce taxes payable. The benefits were recorded in stockholders' equity, and as such, do not impact the Company's effective tax rate.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Income Taxes (Continued)

        The expected tax provision calculated at the statutory U.S. federal rate differs from the actual provision as follows:

	Year ended December 31,
	2014	2013	2012
Tax provision, at U.S. federal statutory tax rate	$7,878	$1,942	$1,043
State income tax, net of federal tax benefit	648	149	64
Effect of permanent items	552	581	414
Effect of return to provision adjustment	(127)	(733)	(81)
Change in valuation allowance	(2,085)	—	(620)
Capital loss write-off due to carryforward period expiration	2,085	—	—
Effect of change in federal and state income tax rate	(54)	—	691
Uncertain tax positions	138	1,016	1,105
Foreign income taxes	—	(328)	(93)
Effect of repatriation of foreign earnings	—	582	—
Research and development credits	(1,564)	(1,246)	—
Federal and state NOL adjustments, net of valuation allowance impact	745	—	—
Other	312	89	80

Income tax provision	$8,528	$2,052	$2,603

        At December 31, 2014, the Company had NOL carryforwards for federal income tax purposes of $55,671 which are available to offset future federal taxable income, if any, and expire through 2031. As of December 31, 2014 we had NOL carryforwards for state income tax purposes of $36,586, available to reduce future income subject to income taxes. The state NOL carryforwards expire through 2031.

        In addition, the Company has alternative minimum tax credit carryforwards of approximately $875 for federal and $22 for California, which are available to reduce future federal regular income taxes, if any, over an indefinite period. The Company also has research and development credit carryforwards of approximately $534 for federal and $675 for California.

        A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year ended December 31,
	2014	2013	2012
Unrecognized tax benefits balance at beginning of year	$2,058	$1,097	$364
Additions based on tax positions related to the current year	365	181	517
Additions based on tax positions related to prior years	142	1,045	474
Reductions for settlements with taxing authorities related to prior years	(261)	(56)	—
Reductions for lapses of statute of limitations	(212)	(209)	(258)

Unrecognized tax benefits balance at end of year	$2,092	$2,058	$1,097

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Income Taxes (Continued)

        At December 31, 2014, the amount of unrecognized tax benefits that would benefit the Company's effective tax rate, if recognized, was $1,973. The Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,469 in the next twelve months due to the completion of reviews by tax authorities, the voluntary filing of certain state income taxes and the expiration of certain statutes of limitations.

        The Company filed voluntary disclosure agreements with six states during 2013 to limit the exposure to state income taxes in states where the Company had not filed tax returns. As of December 31, 2014, three of the six states have executed their agreements and one state has closed the requested voluntary disclosure agreement due to immateriality of the Company's past tax liabilities. The Company has filed the required returns for three of the states with executed agreements. It is management's belief that the remainder of these agreements will be settled within the next twelve months.

        The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2014, 2013 and 2012, income tax expense/(benefit) includes ($41), $33, and $448, respectively, of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $594 and $636 as of December 31, 2014 and 2013, respectively.

        The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company's tax returns for the calendar years ended December 31, 2013, 2012, and 2011 remain open to examination by the Internal Revenue Service in their entirety. The Company is currently under audit with the Internal Revenue Service for the year ended December, 31, 2012. With respect to state taxing jurisdictions, the Company's tax returns for calendar years ended 2009 through 2013 remain open to examination by various state revenue services.

        The Company's Indian subsidiary is currently under examination by the India Tax Authority for the fiscal years ended March 31, 2011 and 2012. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months.

11. Debt

        The Company's outstanding debt obligations as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Convertible Notes	$172,500	$—
Unaccreted discount on Convertible Notes	(27,297)	—

	$145,203	$—

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. Debt (Continued)

  Credit Agreement

        On June 19, 2014, Envestnet and certain of its subsidiaries entered into a credit agreement (the "Original Credit Agreement") with a group of banks (the "Banks"), for which Bank of Montreal is acting as administrative agent, pursuant to which the Banks agreed to provide an unsecured revolving credit facility of $70,000 with a sublimit for the issuance of letters of credit of $5,000. Subject to certain conditions, Envestnet had the right to increase the facility by up to $25,000. The Original Credit Agreement was scheduled to terminate on June 19, 2017, at which time any aggregate principal amount of borrowings outstanding would become payable in full. Any borrowings made under the Original Credit Agreement accrued interest at rates between 1.25 percent and 1.75 percent above LIBOR based on the Company's total leverage ratio. There was also a commitment fee equal to 0.25 percent per annum on the daily unused portion of the facility.

        On December 8, 2014, Envestnet and certain of its subsidiaries entered into a first amendment to the Original Credit Agreement (collectively with the Original Credit Agreement, the "Credit Agreement"), dated June 19, 2014. Pursuant to the Credit Agreement, the amount of the unsecured revolving credit facility was increased from $70,000 to $100,000 with a sublimit for the issuance of letters of credit of $5,000. Any borrowings made under the Credit Agreement accrued interest at rates between 1.50 percent and 3.25 percent above LIBOR based on the Company's total leverage ratio. There is also a commitment fee equal to 0.25 percent per annum on the daily unused portion of the facility. Subject to certain conditions, Envestnet has the right to increase the facility by up to $25,000. The Credit Agreement is scheduled to mature on December 8, 2017.

        Borrowings under the Credit Agreement will be guaranteed by substantially all of Envestnet's U.S. subsidiaries. Proceeds under the Credit Agreement may be used to finance capital expenditures, to finance working capital, to finance permitted acquisitions and for general corporate purposes.

        The Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants and events of default. The covenants include certain financial covenants requiring Envestnet to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum adjusted EBITDA, and provisions that limit the ability of Envestnet and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business activities. As of December 31, 2014, there were no amounts outstanding under the Credit Agreement. The Company incurred interest expense of $259 for the year ended December 31, 2014 related to the Credit Agreement. The Company was in compliance with all covenants of the Credit Agreement as of December 31, 2014.

  Convertible Notes

        On December 15, 2014, the Company issued $172,500 of Convertible Notes. Net proceeds from the offering were $166,967. The Convertible Notes bear interest at a rate of 1.75 percent per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015.

        The Convertible Notes are general unsecured obligations, subordinated in right of payment to our obligations under our Credit Agreement. The Convertible Notes rank equally in right of payment with all of the Company's existing and future senior indebtedness and will be senior in right of payment to

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. Debt (Continued)

any of the Company's future subordinated indebtedness. The Convertible Notes will be structurally subordinated to the indebtedness and other liabilities of any of our subsidiaries, other than to the extent the Convertible Notes are guaranteed in the future by our subsidiaries as described in the indenture and will be effectively subordinated to and future secured indebtedness to the extent of the value of the assets securing such indebtedness. Certain of our subsidiaries guarantee our obligations under our Credit Agreement.

        Upon the occurrence of a "fundamental change", as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Convertible Notes for cash at 100% of the principal amount of the Convertible Notes being purchased, plus any accrued and unpaid interest.

        The Convertible Notes are convertible into shares of the Company's common stock under certain circumstances prior to maturity at a conversion rate of 15.9022 shares per $1 principal amount of the Convertible Notes, which represents a conversion price of $62.88 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceeding July 1, 2019, only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per $1,000 principal amount of the Convertible Notes for each such trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the then-current conversion rate; or (c) upon the occurrence of specified corporate events as defined in the indenture.

        Upon conversion, the Company may pay cash, shares of the Company's common stock or a combination of cash and stock, as determined by the Company in its discretion.

        The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes. During 2014, the Company recognized $203 in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the year ended December 31, 2014 was 6.1%.

        In connection with the issuance of the Convertible Notes, the Company incurred $4,651 of issuance costs, which are recorded in other non-current assets (see Note 7). These costs are being amortized and are recorded as additional interest expense over the life of the Convertible Notes.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. Debt (Continued)

        Interest expense on the Convertible Notes was comprised of the following:

December 31, 2014
Coupon interest	$126
Amortization of issuance costs	38
Accretion of debt discount	203

$367

        See Note 14 for further discussion of the effect of conversion on net income per common share.

12. Stockholders' Equity

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

13. Stock-Based Compensation

        On December 31, 2004, the Company adopted a stock incentive plan (the "2004 Plan"). The 2004 Plan provided for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. To satisfy options granted under the 2004 Plan, the Company made common stock available from authorized but unissued shares or shares held in treasury, if any, by the Company. Stock options granted under the 2004 Plan were non-qualified stock options, as defined in the 2004 Plan agreement. Stock options were granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant.

        The 2004 Plan has a change in control provision whereby if a change in control occurs and the participant's awards are not equitably adjusted, such awards shall become fully vested and exercisable and all forfeiture restrictions on such awards shall lapse. Based on the terms of the 2004 Plan, the Company's initial public offering in 2010 did not trigger the change in control provision and did not result in any modifications to the outstanding equity awards under the 2004 Plan.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        On June 22, 2010, the Board of Directors approved the 2010 Long-Term Incentive Plan ("2010 Plan"), effective upon the closing of the Company's initial public offering. The 2010 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2010 Plan) and cash incentive awards to employees, consultants, and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. The maximum number of shares of common stock that may be delivered under the 2010 Plan is equal to the sum of 2,700,000 plus the number of shares of common stock that are subject to outstanding awards under the 2004 Plan which are forfeited, expire or are cancelled after the effective date of the Company's initial public offering. Stock options and stock appreciation rights are granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant.

        As a result of the merger between Envestnet and Tamarac (see Note 3), the Company adopted the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the "2012 Plan"). The 2012 Plan provides for the grant of restricted common stock, stock options and the purchase of common stock for certain Envestnet | Tamarac employees. The maximum number of shares of stock which may be issued with respect to awards under the 2012 Plan is 1,023,851.

        The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock ("Target Incentive Awards"). The Target Incentive Awards vest based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition. The Company measured the cost of these awards based on the estimated fair value of the award as of the market closing price on the day before the acquisition closed. The Company is recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company estimates the expected vesting amount and recognizes compensation expense only for those awards expected to vest. This estimate is reassessed by management each reporting period and may change based upon new facts and circumstances. Changes in the assumptions impact the total amount of expense ultimately recognized over the vesting period.

        The Company also granted to certain Envestnet | Tamarac employees 232,150 stock options to acquire Envestnet common stock at an exercise price of $12.51. These stock options vested on the second anniversary of the grant date.

        As of December 31, 2014, the maximum number of options and restricted stock available for future issuance under the Company's plans is 751,041.

        Employee stock-based compensation expense was as follows:

	Year ended December 31,
	2014	2013	2012
Employee stock-based compensation expense	$11,423	$8,738	$4,342
Tax effect on employee stock-based compensation expense	(4,434)	(3,196)	(1,643)

Net effect on income	$6,989	$5,542	$2,699

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

  Stock Options

        The following weighted average assumptions were used to value options granted during the periods indicated:

	Year ended December 31,
	2014	2013	2012
Grant date fair value of options	$16.81	$6.11	$4.96
Volatility	37.3%	40.4%	39.7%
Risk-free interest rate	1.9%	1.0%	1.2%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.0	6.0	6.0

        The following table summarizes option activity under the Company's plans:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	4,863,718	$8.19	6.8	$18,704
Granted	738,915	12.53
Exercised	(298,947)	6.92
Forfeited	(26,274)	11.03

Outstanding as of December 31, 2012	5,277,412	8.86	6.3	26,885
Granted	190,413	15.34
Exercised	(721,050)	8.86
Forfeited	(109,304)	12.33

Outstanding as of December 31, 2013	4,637,471	9.04	5.4	31,877
Granted	214,253	42.92
Exercised	(573,298)	9.05
Forfeited	(13,089)	18.12

Outstanding as of December 31, 2014	4,265,337	10.73	4.7	163,830

Options exercisable	3,797,011	8.72	4.2	153,474

        The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company's common stock on December 31, 2014, 2013 and 2012 of $49.14, $40.30 and $13.95, respectively, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        Exercise prices of stock options outstanding as of December 31, 2014 range from $0.11 to $45.81.

        Other information is as follows:

	Year ended December 31,
	2014	2013	2012
Total intrinsic value of options exercised	$20,867	$13,745	$1,611
Cash received from exercises of stock options	5,190	6,400	2,069
Cash received from issuance of restricted stock	1	1	2,759

        At December 31, 2014, there was $3,329 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.2 years.

  Restricted Stock Awards

        Periodically, the Company grants restricted stock awards under the 2010 Plan to employees that vest one-third on each of the first three anniversaries of the grant date. The Company also granted restricted stock awards under the 2012 Plan that vest upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition.

        The following is a summary of the activity for unvested restricted stock awards granted under the Company's plans:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2011	73,820	$12.37
Granted	714,934	12.50
Vested	(24,568)	—
Expired/cancelled	(1,064)	12.45
Forfeited	(4,132)	12.49

Balance at December 31, 2012	758,990	12.49
Granted	386,245	19.54
Vested	(74,298)	—
Forfeited	(169,386)	12.69

Balance at December 31, 2013	901,551	16.50
Granted	360,834	41.99
Vested	(143,264)	—
Forfeited	(20,447)	28.39

Balance at December 31, 2014	1,098,674	33.72

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        At December 31, 2014, there was $13,152 of unrecognized compensation expense related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 2.2 years.

        At December 31, 2014, there was an additional $2,770 of potential unrecognized stock compensation expense related to unvested restricted stock granted under the 2012 Plan that vests based upon Envestnet | Tamarac meeting certain performance conditions and then a subsequent two-year service condition, which the Company expects to recognize, if earned, over the remaining estimated vesting period of 0.3 to 2.3 years. On March 31, 2013, 181,625 shares of restricted stock became performance vested under the first year performance condition. On March 31, 2014, 290,544 shares of restricted stock became performance vested under the second year performance condition. These shares will become fully vested upon employees meeting the subsequent two-year service condition.

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

14. Earnings per Share

        Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, common warrants, restricted stock and Convertible Notes using the treasury stock method.

        The Company accounts for the effect of the Convertible Notes on diluted net income per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company's option. As a result, the Convertible Notes have no effect on diluted net loss per share until the Company's stock price exceeds the conversion price of $62.88 per share. In the period of conversion, the Convertible Notes will have no impact on diluted net income if the Convertible Notes are settled in cash and will have an impact on dilutive net income per share if the Convertible Notes are settled in shares upon conversion.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. Earnings per Share (Continued)

        The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Year ended December 31,
	2014	2013	2012
Basic income per share calculation:
Net income attributable to Envestnet, Inc.	$14,174	$3,660	$465

Basic number of weighted-average shares outstanding	34,559,558	33,191,088	32,162,672

Basic net income per share	$0.41	$0.11	$0.01

Diluted income per share calculation:
Net income attributable to Envestnet, Inc.	$14,174	$3,660	$465

Basic number of weighted-average shares outstanding	34,559,558	33,191,088	32,162,672
Effect of dilutive shares:
Options to purchase common stock	2,165,808	1,979,474	954,056
Common warrants	—	378,282	177,257
Restricted stock	152,233	117,731	47,630

Diluted number of weighted-average shares outstanding	36,877,599	35,666,575	33,341,615

Diluted net income per share	$0.38	$0.10	$0.01

        Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share are as follows:

	Year ended December 31,
	2014	2013	2012
Options to purchase common stock	—	—	1,209,748
Unvested restricted stock	90,792	432,272	559,551
Convertible debt	2,743,321	—	—

Total	2,834,113	432,272	1,769,299

15. Commitments and Contingencies

Leases

        The Company rents office space under leases that expire at various dates through 2026. In 2013, the Company exercised its right to early terminate the Denver and Raleigh office leases in accordance with the provisions of the leases. The total termination fees were $1,142, of which approximately $551 was paid during 2013. The remainder of the fee was paid in 2014. During the year ended December 31, 2013, the Company recorded $474 (see Note 9) of restructuring charges, net of deferred rent adjustment, in the consolidated statement of operations related to these lease termination fees.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Commitments and Contingencies (Continued)

        Future annual minimum lease commitments under operating leases were as follows:

Years ending December 31:
2015	$6,651
2016	7,583
2017	6,869
2018	6,382
2019	6,278
Thereafter	22,911

Total	$56,674

        Rent expense for all operating leases totaled:

	Year ended December 31,
	2014	2013	2012
Rent expense	$7,488	$5,103	$4,008

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

        The Company enters into unconditional purchase obligations arrangements for certain of its services that it receives in the normal course of business. As of December 31, 2014, estimated future minimum unconditional purchase obligations are $3,688.

Litigation

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Major Customers

        One customer accounted for the following percentage of the Company's revenues:

	December 31,
	2014	2013	2012
Fidelity	19%	20%	22%

17. Benefit Plan

        The Company sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year ended December 31,
	2014	2013	2012
Voluntary employer matching contributions	$1,176	$891	$660

18. Net Capital Requirements

        Portfolio Brokerage Services, Inc. ("PBS") is a broker-dealer subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital ("net capital ratio"), both as defined, shall not exceed 15 to 1. SEC Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2014, the Company had net capital of $1,049, which was $949 in excess of its required net capital of $100. At December 31, 2014, the Company's net capital ratio was .09 to 1.

        Additionally, PBS is subject to net capital requirements of certain self-regulatory organizations and at December 31, 2014, PBS was in compliance with such requirements.

Envestnet, Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

19. Quarterly Financial Data (Unaudited)

        Quarterly results for the years ended December 31, 2014 and 2013 were as follows:

	2014
	First	Second	Third	Fourth
Total revenues	$78,539	$84,829	$88,577	$96,803
Income from operations	4,071	4,166	5,952	7,063
Net income attributable to Envestnet, Inc.(1)	2,994	3,719	3,768	3,693
Net income per share(1)
Basic*	0.09	0.11	0.11	0.11
Diluted*	0.08	0.10	0.10	0.10

	2013
	First	Second	Third	Fourth
Total revenues	$46,625	$51,632	$69,880	$74,398
Income from operations	588	1,757	1,737	1,430
Net income attributable to Envestnet, Inc.	541	1,118	1,306	695
Net income per share
Basic	0.02	0.03	0.04	0.02
Diluted	0.02	0.03	0.04	0.01

*
Numbers may not sum to full year totals due to rounding.

(1)
During the fourth quarter, the Company recorded adjustments of $733 to decrease deferred tax assets and recognize income tax expense as a result of the completion of a NOL tax study, and $655 to decrease operating expenses and reduce the contingent consideration liability.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  a.    Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level, because of a material weakness in internal control over financial reporting related to controls over the portion of revenues and cost of revenues of a business that was acquired in 2013, Wealth Management Solutions, that was not migrated to the Envestnet core technology platform in 2014. We also did not have adequately designed or documented controls related to the financial statement review process, including the review of manual journal entries. The material weakness is further described below in Management's Report on Internal Control Over Financial Reporting.

  b.    Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management has excluded Placemark Holdings, Inc. (Placemark), from its assessment of internal control over financial reporting as of December 31, 2014, because this entity was acquired by the Company in a business combination in the fourth quarter of 2014. Placemark has total assets representing $70,147,000 and has total revenues representing $6,157,000, of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2014.

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In connection with this assessment, we identified deficiencies related to inadequate design of certain controls. Specifically, we did not have adequately designed or documented controls to prevent or detect a material misstatement over the portion of revenues and cost of revenues of a business that was acquired in 2013, Wealth Management Solutions, that was not migrated to the Envestnet core technology platform in 2014. We also did not have adequately designed or documented controls related to the financial statement review process, including the review of manual journal entries.

        While these deficiencies did not result in any material misstatements of our consolidated financial statements, they did, however, collectively represent a material weakness in internal control over financial reporting as of December 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (1992). Because of the material weakness described above, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective.

        KPMG LLP, our independent registered public accounting firm, has audited the Company's internal control over financial reporting and, because of the material weakness described above, has issued an adverse report on the effectiveness of the Company's internal control over financial reporting, which report appears in this Annual Report on Form 10-K.

  c.    Changes in Internal Control Over Financial Reporting

        Other than the identification of the material weakness described above, there was no change to the Company's internal control over financial reporting that occurred during the Company's quarter ended December 31, 2014 and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

  d.    Remediation Plan

        Management is committed to remediating the material weakness in a timely fashion. We have begun the process of developing a remediation plan that will address the material weakness in internal control over financial reporting as discussed above. This remediation plan expected to be implemented will consider the following measures:

  •
  During 2014, the Company migrated a subset of the WMS clients from the legacy WMS platform to the Envestnet core technology platform. During 2014, management validated all revenues related to such migrated clients that were computed using the legacy WMS platform against all revenues computed by the Envestnet core technology platform for the same migrated clients, and noted no variances. Additionally, Management anticipates that as of December 31,

    2015, only one WMS client will remain on the WMS legacy platform, with final conversion expected in the first half of 2016. Upon completion of the conversion, the legacy WMS platform will no longer by utilized;

  •
  Review and enhancement of our internal controls related to the legacy WMS platform;

  •
  Review and enhancement of our internal controls related to the financial statement review process, including review controls over manual journal entries;

  •
  Implementation of technology enhancements specifically identified to increase the use and effectiveness of preventive controls in the financial statement review process;

  •
  Realignment of existing personnel and the addition of personnel to strengthen management's review and documentation over internal control over financial reporting.

        The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company's internal control environment as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

        Management believes the measures described above and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company's internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect these remedial actions and or other actions related to this maternal weakness to be effectively implemented in 2015 in order to successfully remediate the material weakness reported within this Form 10-K by December 31, 2015.

        If the remedial measures described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in "Item 1A, Risk Factors—In completing the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, we identified a material weakness in our internal control over financial reporting related to controls over the portion of revenues and cost of revenues of a business that was acquired in 2013, Wealth Management Solutions, that was not migrated to the Envestment core technology platform in 2014. We also did not have adequately designed or documented controls related to the financial statement review process, including the review of manual journal entries, and our failure to remedy this or other material weaknesses that we may identify in the future could result in material misstatements in our financial statements" in Part I of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Envestnet, Inc.:

        We have audited Envestnet, Inc.'s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to inadequately designed controls over the portion of revenues and cost of revenues of a business that was acquired in 2013, Wealth Management Solutions, that was not migrated to the Envestnet core technology platform in 2014, and the financial statement review process, including the review of manual journal entries, has been identified and included in management's assessment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Envestnet, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 2, 2015, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Envestnet, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

        Envestnet, Inc. acquired Placemark Holdings, Inc (Placemark) during 2014, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, Placemark's internal control over financial reporting associated with total assets of $70,147,000, and total revenues of $6,157,000, included in the consolidated financial statements of Envestnet, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Placemark.

/s/ KPMG LLP

Chicago, Illinois
March 2, 2015

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions "Board of Directors," "Board Meetings and Committees—Audit Committee" (including information with respect to audit committee financial experts), "Stock Ownership of Management," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the Annual Meeting of Stockholders to be held May 13, 2015, and is incorporated herein by reference.

        The information required by this item relating to our executive officers and other corporate officers is included under the caption "Executive Officers of the Registrant" in Item 1 of this report.

        We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and our principal financial officer and our principal accounting officer. This code of ethics is posted on our Website. The Internet address for our Website is www.envestnet.com, and the code of ethics may be found from our main Web page by clicking first on "Investor Information" and then "Corporate Governance," and then on "Code of Business Conduct and Ethics."

        We intend to disclose any amendment to, or waiver from, a provision of this code of ethics by posting such information to our Website, at the address and location specified above.

Item 11.    Executive Compensation

        Information regarding executive compensation is under the captions "Board Meetings and Committees—Director Compensation," "Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Compensation Discussion and Analysis," and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2015, and is incorporated herein by reference, except the section captioned "Compensation Committee Report on Compensation Discussion and Analysis" is hereby "furnished" and not "filed" with this annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned "Stock Ownership of Management," "Persons Owning More Than Five Percent of Envestnet, Inc. Stock," and in our Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2015, and is incorporated herein by reference. For a description of securities authorized under our equity compensation plans, see Note 12 to the notes to the consolidated financial statements in Part II, Item 8.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information set forth under "Board Meetings and Committees—Related Person Transaction Policies and Procedures," "Board of Directors" and "Audit Committee Report to Stockholders" in our Proxy Statement for the Annual Meeting of the Stockholders to be held May 13, 2015, is incorporated herein by reference except the section captioned "Audit Committee Report" is hereby "furnished" and not "filed" with this annual report on Form 10-K.

Item 14.    Principal Accountant Fees and Services

        Information regarding principal accountant fees and services is under the captions "Audit Committee Report to Stockholders—Audit Committee's Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm" and "Audit Committee Report to Stockholders—Fees Paid to Independent Registered Public Accounting Firm" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2015, and is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

		Page Number in Form 10-K
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	64
	Consolidated Balance Sheets as of December 31, 2014 and 2013	65
	Consolidated Statements of Operations for each of the years ended December 31, 2014, 2013, and 2012	66
	Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2014, 2013 and 2012	67
	Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012	68
	Notes to Consolidated Financial Statements	69
(a)(2)	Evaluation and Qualifying Accounts
	Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the related footnotes.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Envestnet, Inc. (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
3.2
Amended and Restated Bylaws of Envestnet, Inc. (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).
4.1
Registration Rights Agreement dated as of March 22, 2004 (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.2
First Amendment to Registration Rights Agreement dated as of August 30, 2004 (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.3
Second Amendment to Registration Rights Agreement effective as of March 24, 2005 (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.4
Joinder Agreements to Registration Rights Agreement (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).
4.5
Indenture, dated as of December 15, 2014, by and between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Form 8-K filed with the SEC on December 15, 2014 and incorporated by reference herein).
4.6
First Supplemental Indenture, dated as of December 15, 2014, by and between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company's Form 8-K filed with the SEC on December 15, 2014 and incorporated by reference herein).
10.1
Technology and Services Agreement dated as of March 31, 2008, between Registrant and FMR LLC (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.2
First Amendment to Technology and Services Agreement dated June 26, 2008 (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.3
Second Amendment to Technology and Services Agreement dated May 5, 2009 (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).

Exhibit No.	Description
10.4	Third Amendment to Technology and Services Agreement dated November 16, 2009 (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.5
Services Agreement dated December 28, 2005 between Registrant and Fidelity Brokerage Services LLC (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.6
Services Agreement effective March 24, 2005 between Registrant and National Financial Services LLC (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.7
Services Agreement Amendment dated effective March 2008 (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).
10.10
2010 Long-Term Incentive Plan (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).*
10.11
2004 Stock Incentive Plan (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).*
10.12	Form of Equity Award, filed as Exhibit 10.12 to the Company's 2010 Form 10-K, (filed with the SEC on March 18, 2011 and incorporated by reference herein).*
10.13
Fourth Amendment to Technology Services Agreement, dated as of December 31, 2011, between Envestnet, Inc. and FMR LLC (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 6, 2012 and incorporated by reference herein).
10.14
Amendment to Services Agreement effective December 31, 2011, between Envestnet Asset Management, Inc. and Fidelity (filed as Exhibit 10.2 to the Company's Form 8-K filed with the SEC on January 6, 2012 and incorporated by reference herein).
10.15
Third Amendment to Services Agreement effective December 31, 2011, between Envestnet Asset Management, Inc. and National Financial Services LLC. (filed as Exhibit 10.3 to the Company's Form 8-K filed with the SEC on January 6, 2012 and incorporated by reference herein).
10.16
Stock Purchase Agreement by and among The Sellers of Prima Capital Holding, Inc. Named Herein and Envestnet, Inc. dated as of February 9, 2012, (filed as Exhibit 10.16 to the Company's 10-K filed with the SEC on March 9, 2012 and incorporated by reference herein).
10.17
Merger Agreement by and among Tamarac Inc., Envestnet, Inc. and Titan Merger Corp and KLJ Consulting, LLC (as the Shareholder's Representative) dated as of February 16, 2012 (filed as Exhibit 10.17 to the Company's 10-K filed with the SEC on March 9, 2012 and incorporated by reference herein).
10.18
Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (filed with the SEC on May 1, 2012 and incorporated by reference herein).*

Exhibit No.		Description
10.19		First Amendment to Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 17, 2013 and incorporated by reference herein).*
10.20
Second Amendment to Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 13, 2013 and incorporated by reference herein).*
10.21
Purchase and Sale Agreement between Prudential Investments LLC and Envestnet, Inc. dated as of April 11, 2013, (filed as Exhibit 10.21 to the Company's Form 10-K filed with the SEC on June 14, 2013 and incorporated by reference herein).**
10.22
Credit Agreement, dated as of June 19, 2014, among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Bank of Montreal, as Administrative Agent, (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 25, 2014 and incorporated by reference herein).
10.23
Amended and Restated Acquisition Agreement and Plan of Merger among Envestnet, Inc., Poseidon Merger Corp., Placemark Holdings, Inc., the Selling Securityholders and Fortis Advisors, LLC, as Securityholder Representative, dated as of August 11, 2014, (filed as Exhibit 10.1 to Company's Quarterly Report on Form 10-Q for the period ending June 30, 2014 and incorporated by reference herein).
12.1		Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends filed herewith.
16.1		Letter re Change in Certifying Accountant dated February 27, 2013 (filed as Exhibit 16.1 to the Company's 8-K filed with the SEC on March 1, 2013 and incorporated by reference herein).
16.2		Letter re Change in Certifying Accountant dated March 4, 2013 (filed as Exhibit 16.1 to the Company's 8-K filed with the SEC on March 5, 2013 and incorporated by reference herein).
16.2		Letter re Change in Certifying Accountant dated April 4, 2013 (filed as Exhibit 16.1 to the Company's 8-K filed with the SEC on April 5, 2013 and incorporated by reference herein).
21.1		Subsidiaries of the Company, filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document***
101.SCH		XBRL Taxonomy Extension Schema Document***

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

(1)
The material contained in Exhibit 32.1 and 32.2 is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

*
Management contract or compensation plan.

**
Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (v) notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.
Date: March 2, 2015	/s/ JUDSON BERGMAN Judson Bergman Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 2, 2015	/s/ PETER H. D'ARRIGO Peter H. D'Arrigo Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 2, 2015.

Name	Position

/s/ JUDSON BERGMAN Judson Bergman	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ PETER H. D'ARRIGO Peter H. D'Arrigo	Chief Financial Officer (Principal Financial Officer)
/s/ MATTHEW J. MAJOROS Matthew J. Majoros	Vice President, Financial Reporting (Principal Accounting Officer)
/s/ ROSS CHAPIN Ross Chapin	Director
/s/ CYNTHIA EGAN Cynthia Egan	Director
/s/ JAMES FOX James Fox	Director

Name	Position

/s/ JAMES JOHNSON James Johnson	Director
/s/ CHARLES ROAME Charles Roame	Director
/s/ YVES SISTERON Yves Sisteron	Director
/s/ GREG SMITH Greg Smith	Director