Form 10-Q
period 2015-03-31
ENVESTNET, INC.
filed 2015-05-08
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, 35,292,156 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$209,914	$209,754
Fees and other receivable, net	26,198	20,345
Deferred tax assets, net	4,635	4,654
Prepaid expenses and other current assets	20,091	7,242
Total current assets	260,838	241,995

Property and equipment, net	17,087	16,629
Internally developed software, net	7,555	7,023
Intangible assets, net	58,514	58,654
Goodwill	104,976	104,976
Deferred tax assets, net	—	565
Other non-current assets	9,846	9,516
Total assets	$458,816	$439,358

Liabilities and Equity
Current liabilities:
Accrued expenses	$47,146	$48,247
Accounts payable	5,151	4,869
Contingent consideration	7,139	6,405
Deferred revenue	5,702	5,159
Total current liabilities	65,138	64,680

Convertible notes	146,411	145,203
Contingent consideration	5,624	7,462
Deferred revenue	10,499	6,954
Deferred rent	3,861	3,588
Lease incentive	5,445	5,550
Deferred tax liabilities, net	1,304	—
Other non-current liabilities	2,374	2,430
Total liabilities	240,656	235,867

Commitments and contingencies

Redeemable units in ERS, LLC	1,500	1,500

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 47,119,054 and 46,345,376 shares issued as of March 31, 2015 and December 31, 2014, respectively; 35,201,151 and 34,544,653 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	236	232
Additional paid-in capital	252,483	233,888
Accumulated deficit	(16,932)	(19,443)
Treasury stock at cost, 11,917,903 and 11,800,723 shares as of March 31, 2015 and December 31, 2014, respectively	(19,683)	(13,242)
Total stockholders’ equity	216,104	201,435
Non-controlling interest	556	556
Total equity	216,660	201,991
Total liabilities and equity	$458,816	$439,358

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues:
Assets under management or administration	$81,077	$67,081
Licensing and professional services	15,377	11,458
Total revenues	96,454	78,539

Operating expenses:
Cost of revenues	38,695	34,437
Compensation and benefits	31,535	23,459
General and administration	14,209	12,150
Depreciation and amortization	5,333	4,422
Total operating expenses	89,772	74,468

Income from operations	6,682	4,071
Other (expense) income	(2,203)	81
Income before income tax provision	4,479	4,152

Income tax provision	1,968	1,284

Net income	2,511	2,868

Add: Net loss attributable to non-controlling interest	—	126
Net income attributable to Envestnet, Inc.	$2,511	$2,994

Net income per share attributable to Envestnet, Inc.:
Basic	$0.07	$0.09

Diluted	$0.07	$0.08

Weighted average common shares outstanding:
Basic	35,147,043	34,115,444

Diluted	37,316,934	36,558,983

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

	Common Stock		Treasury Stock		Additional
	Shares	Amount	Common Shares	Amount	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity

Balance, December 31, 2014	46,345,376	$232	(11,800,723)	$(13,242)	$233,888	$(19,443)	$556	$201,991

Exercise of stock options	415,512	2	—	—	3,708	—	—	3,710
Issuance of common stock - vesting of restricted stock	358,166	2	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	3,419	—	—	3,419
Excess tax benefits from stock-based compensation expense	—	—	—	—	11,468	—	—	11,468
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(117,180)	(6,441)	—	—	—	(6,441)
Net income	—	—	—	—	—	2,511	—	2,511
Balance, March 31, 2015	47,119,054	236	(11,917,903)	(19,683)	252,483	(16,932)	556	216,660

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$2,511	$2,868
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,333	4,422
Deferred rent and lease incentive	168	(97)
Deferred income taxes	1,888	—
Stock-based compensation	3,419	2,568
Excess tax benefits from stock-based compensation	(11,468)	—
Interest expense	2,356	—
Accretion on contingent consideration	342	412
Fair market value adjustment on contingent consideration	(1,446)	—
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable	(5,853)	(2,128)
Prepaid expenses and other current assets	(1,375)	(123)
Other non-current assets	(661)	(284)
Accrued expenses	(2,180)	(3,700)
Accounts payable	188	1,269
Deferred revenue	4,088	1,091
Other non-current liabilities	(58)	21
Net cash provided by (used in) operating activities	(2,748)	6,319

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,058)	(2,002)
Capitalization of internally developed software	(1,132)	(860)
Acquisition of business, net of cash acquired	(2,641)	—
Net cash used in investing activities	(5,831)	(2,862)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,710	839
Purchase of treasury stock for stock-based minimum tax withholdings	(6,441)	(1,609)
Excess tax benefits from stock-based compensation expense	11,468	—
Issuance of restricted stock	2	—
Net cash provided by (used in) financing activities	8,739	(770)

INCREASE IN CASH AND CASH EQUIVALENTS	160	2,687

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	209,754	49,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$209,914	$52,629

Supplemental disclosure of cash flow information - cash paid during the period for income taxes, net of refunds	$475	$114
Supplemental disclosure of cash flow information - cash paid during the period for interest	65	—
Supplemental disclosure of non-cash operating, investing and financing activities:
Settlement of contingent consideration liability upon issuance of ERS, LLC membership interest	—	284
Acquired purchase option	—	400

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.                       Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provide open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via Envestnet’s wealth management software, Envestnet | PMC®, Envestnet | Tamarac™, Vantage Reporting Solution™, Envestnet | WMS™ and Envestnet | Placemark™.

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

Envestnet | Tamarac provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management software, principally to high-end registered investment advisers (“RIAs”).

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

Envestnet | Placemark develops unified managed account (“UMA”) programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full service broker-dealers and RIA firms.

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

Envestnet operates six RIAs and a registered broker-dealer. The RIAs are registered with the Securities and Exchange Commission (“SEC”). The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority (“FINRA”).

2.                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2014 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2015 and the results of operations, equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements for the year ended December 31, 2014 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

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

3.                       Business Acquisition

Upside Holdings, Inc.

On February 24, 2015, Envestnet, Inc. (the “Company”) acquired all of the stock of Upside Holdings, Inc. (including its subsidiaries “Upside”) for cash consideration totaling $3,040, subject to certain post-closing adjustments.

Upside is a technology company that is registered as an Internet Investment Adviser under Rule 203A-2(f) of the Investment Advisers Act of 1940 (“Advisers Act”).  Upside helps financial advisors compete against other digital advisors, or “robo advisors,” by leveraging technology and algorithms to advise, manage, and serve clients who want personalized investment services.

The Company acquired Upside to integrate its technology within the Company’s unified wealth management platform, which will allow advisors to compete more aggressively to engage their clients online and reach a new class of investors.

As of March 31, 2015, the Company has not finalized the working capital adjustment amount, the opening balance sheet (including taxes), nor has the Company performed a valuation of Upside’s possible intangible assets and/or goodwill associated with the transaction. The Company expects to finalize the valuation of the intangible assets, and complete the acquisition accounting as soon as practicable but no later than September 30, 2015.

As a result of the acquisition of Upside, the Company provided for the future grant of unvested restricted stock awards to Upside employees at the end of each year in 2015, 2016 and 2017 upon Upside meeting certain performance conditions and then a subsequent two year service condition (Note 13).  If 100 percent of the awards are earned for 2015, 2016 and 2017, the maximum number of shares that could be granted for 2015, 2016 and 2017 equals 22,064, 44,128 and 66,192 shares of common stock, respectively.

The preliminary estimated consideration transferred in the acquisition was as follows:

Upfront consideration	$2,425
Purchase liabilities	615
Estimated working capital settlement	(385)
Cash acquired	(14)
$2,641

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$7
Total liabilities assumed	(427)
Identifiable intangible assets	3,061
Total net assets acquired	$2,641

The results of Upside’s operations are included in the condensed consolidated statement of operations beginning February 24, 2015, and are not considered material to the Company’s results of operations.

For the three months ended March 31, 2015, acquisition related costs for Upside totaled $202 and are included in general and administration expenses.

Pro forma results for Envestnet, Inc. giving effect to the Placemark acquisition

The following pro forma financial information presents the combined results of operations of Envestnet and Placemark, acquired on October 1, 2014, for the three months ended March 31, 2014. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2014. The results of Upside are not included in the pro forma financial information presented below as the Upside acquisition was not considered material to the Company’s results of operations.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, imputed interest expense, stock-based compensation expense and the related tax effect on the aforementioned items.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of the beginning of 2014.

Three Months Ended March 31, 2014

Revenues	$83,930
Net income	2,453
Net income per share:
Basic	0.07
Diluted	0.06

4. Property and Equipment

		March 31,	December 31,
	Estimated Useful Life	2015	2014

Cost:
Office furniture and fixtures	5-7 years	$5,052	$4,993
Computer equipment and software	3 years	19,929	18,540
Other office equipment	5 years	86	144
Leasehold improvements	Shorter of the lease term or useful life of the asset	11,015	10,805
		36,082	34,482
Less accumulated depreciation and amortization		(18,995)	(17,853)
Property and equipment, net		$17,087	$16,629

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Depreciation and amortization expense was as follows:

	Three Months Ended
	March 31,
	2015	2014

Depreciation and amortization expense	$1,600	$1,489

5.                       Internally Developed Software

Internally developed software consists of the following:

		March 31,	December 31,
	Estimated Useful Life	2015	2014

Internally developed software	5 years	$20,709	$19,577
Less accumulated amortization		(13,154)	(12,554)
Internally developed software, net		$7,555	$7,023

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2015	2014

Amortization expense	$600	$489

6.                                      Intangible Assets

Intangible assets consist of the following:

		March 31, 2015			December 31, 2014
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer lists	4 - 12 years	$68,603	$(24,015)	$44,588	$68,603	$(21,699)	$46,904
Proprietary technologies	1.5 - 8 years	18,671	(6,458)	12,213	15,678	(5,808)	9,870
Trade names	5 years	3,090	(1,377)	1,713	3,090	(1,210)	1,880
Total intangible assets		$90,364	$(31,850)	$58,514	$87,371	$(28,717)	$58,654

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2015	2014

Amortization expense	$3,133	$2,444

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

7.                       Other Non-Current Assets

Other non-current assets consist of the following:

	March 31,	December 31,
	2015	2014

Investment in private company	$1,250	$1,250
Deposits:
Lease	1,811	1,811
Other	474	436
Unamortized convertible debt issuance costs	4,418	4,612
Other	1,893	1,407
	$9,846	$9,516

8.                       Fair Value Measurements

The Company follows ASC 825-10, Financial Instruments, which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money-market funds totaled approximately $52,721 and $70,760 as of March 31, 2015 and December 31, 2014, respectively, and are included in cash and cash equivalents in the condensed consolidated balance sheets.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liability for the three months ended March 31, 2015:

Fair Value of Contingent Consideration Liabilities

Balance at December 31, 2014	$13,867
Fair market value adjustments	(1,446)
Imputed interest	342
Balance at March 31, 2015	$12,763

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

Following are the carrying and fair value of the Company’s debt obligation as of December 31, 2014. The fair value of the Convertible Notes was calculated using observable market data and is considered a Level 1 liability.

	March 31, 2015
	Carrying		Fair
	Value		Value
2019 Convertible Notes (principal amount outstanding of $172,500)	$146,411	(1)	$195,489

(1)         Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

9.                       Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2015	2014

Accrued investment manager fees	$26,433	$25,195
Accrued compensation and related taxes	13,931	18,344
Accrued professional services	697	536
Estimated accrued software license fees	800	800
Other accrued expenses	5,285	3,372
	$47,146	$48,247

10.                Income Taxes

The following table includes the Company’s income before income tax provision, income tax provision and effective tax rate:

	Three Months Ended
	March 31,
	2015	2014

Income before income tax provision	$4,479	$4,152
Income tax provision	1,968	1,284
Effective tax rate	43.9%	30.9%

The Company’s effective tax rate in the three months ended March 31, 2015, was higher than the effective tax rate in the three months ended March 31, 2014, primarily due to the increase in tax rate for federal purposes from 34% to 35%, the true-up on India unremitted earnings that was recorded in the three months ended March 31, 2014 and not in the same period in 2015, and the release of certain uncertain tax position reserves in the three months ended March 31, 2014 that were not repeated in the same period in 2015.

The liability for unrecognized tax benefits reported in other non-current liabilities was $2,081 and $2,092 at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $1,962. At this time, the Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,217 in the next twelve months due to the completion of reviews by tax authorities, the voluntary filing of certain state income taxes and the expiration of certain statutes of limitations.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $568 and $594 as of March 31, 2015 and December 31, 2014, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company’s tax returns for the calendar years ended December 31, 2013, 2012, and 2011 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended December 31, 2013, 2012, 2011, 2010 and 2009 remain open to examination by various state revenue services.

The Company’s Indian subsidiary is currently under examination by the India Tax Authority for the fiscal year ended March 31, 2009, 2011 and 2012. It is possible that one or more of these audits may be finalized within the next twelve months.

Included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of March 31, 2015 is $13,355 primarily related to excess tax benefits from stock-based compensation.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

11. Debt

The Company’s outstanding debt obligations were as follows:

	March 31,	December 31,
	2015	2014

Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(26,089)	(27,297)
	$146,411	$145,203

Credit Agreement

In 2014, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent, pursuant to which the Banks agreed to provide an unsecured revolving credit facility of $100,000 with a sublimit for the issuance of letters of credit of $5,000. Subject to certain conditions, the Company has the right to increase the facility by up to $25,000. The Credit Agreement is scheduled to mature on December 8, 2017, at which time any aggregate principal amount of borrowings outstanding would become payable in full. Any borrowings made under the Credit Agreement accrued interest at rates between 1.50 percent and 3.25 percent above LIBOR based on the Company’s total leverage ratio. There is also a commitment fee equal to 0.25 percent per annum on the daily unused portion of the facility.

Borrowings under the Credit Agreement will be guaranteed by substantially all of the Company’s U.S. subsidiaries. Proceeds under the Credit Agreement may be used to finance capital expenditures, to finance working capital, to finance permitted acquisitions and for general corporate purposes.

The Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum adjusted EBITDA, and provisions that limit the ability of the Company and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business activities. As of March 31, 2015, there were no amounts outstanding under the Credit Agreement. The Company was in compliance with all covenants of the Credit Agreement as of March 31, 2015.

Convertible Notes

On December 15, 2014, the Company issued $172,500 of Convertible Notes. Net proceeds from the offering were $166,967. The Convertible Notes bear interest at a rate of 1.75 percent per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015.

The Convertible Notes are general unsecured obligations, subordinated in right of payment to our obligations under our Credit Agreement. The Convertible Notes rank equally in right of payment with all of the Company’s existing and future senior indebtedness and will be senior in right of payment to any of the Company’s future subordinated indebtedness. The Convertible Notes will be structurally subordinated to the indebtedness and other liabilities of any of our subsidiaries, other than to the extent the Convertible Notes are guaranteed in the future by our subsidiaries as described in the indenture and will be effectively subordinated to and future secured indebtedness to the extent of the value of the assets securing such indebtedness. Certain of our subsidiaries guarantee our obligations under our Credit Agreement.

Upon the occurrence of a “fundamental change”, as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Convertible Notes for cash at 100% of the principal amount of the Convertible Notes being purchased, plus any accrued and unpaid interest.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The Convertible Notes are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.9022 shares per $1 principal amount of the Convertible Notes, which represents a conversion price of $62.88 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceeding July 1, 2019, only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the then-current conversion rate; or (c) upon the occurrence of specified corporate events as defined in the indenture.

Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes. During the three-month period ended March 31, 2015, the Company recognized $1,210 in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the three-month period ended March 31, 2015 was 6.1%.

In connection with the issuance of the Convertible Notes, the Company incurred $4,651 of issuance costs, which are recorded in other non-current assets (see Note 7). These costs are being amortized and are recorded as additional interest expense over the life of the Convertible Notes.

Interest expense on the Convertible Notes was comprised of the following:

March 31,
2015

Coupon interest	$755
Amortization of issuance costs	241
Accretion of debt discount	1,210
$2,206

See Note 13 for further discussion of the effect of conversion on net income per common share.

12.                 Stock-Based Compensation

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). As of March 31, 2015, the maximum number of stock options and restricted stock available for future issuance under the Company’s plans is 411,411.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Employee stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended
	March 31,
	2015	2014

Employee stock-based compensation expense	$3,419	$2,568
Tax effect on employee stock-based compensation expense	(1,502)	(1,027)
Net effect on income	$1,917	$1,541

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended
	March 31,
	2015	2014

Grant date fair value of options	$21.15	$16.81
Volatility	37.5%	38.7%
Risk-free interest rate	1.7%	1.8%
Dividend yield	0.0%	0.0%
Expected term (in years)	6.0	6.0

The following table summarizes option activity under the Company’s plans:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2014	4,265,337	$10.73
Granted	148,677	54.02
Exercised	(415,512)	8.93
Forfeited	(9,941)	24.94
Outstanding as of March 31, 2015	3,988,561	12.50	4.8	$173,837
Options exercisable	3,539,385	9.31	4.2	165,525

Exercise prices of stock options outstanding as of March 31, 2015 range from $0.11 to $55.29. At March 31, 2015, there was $5,780 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.5 years.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Restricted Stock

Periodically, the Company grants restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for unvested restricted stock awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share

Balance at December 31, 2014	1,098,674	$33.72
Granted	207,531	53.89
Vested	(176,532)	26.30
Forfeited	(6,637)	33.53
Balance at March 31, 2015	1,123,036	38.61

At March 31, 2015, there was $22,066 of unrecognized stock-based compensation expense related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 2.5 years. At March 31, 2015, there was an additional $2,038 of potential unrecognized stock-based compensation expense related to unvested restricted stock granted under the 2012 Plan that vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition, which the Company expects to recognize over the remaining estimated vesting period of 2.0 years.

On March 31, 2015, 87,381 shares of restricted stock granted under the 2012 Plan became performance vested under the third year performance condition. These shares will become fully vested upon employees meeting the subsequent two-year service condition.

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

The Company accounts for the effect of the Convertible Notes on diluted net income per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes have no effect on diluted net income per share until the Company’s stock price exceeds the conversion price of $62.88 per share. In the period of conversion, the Convertible Notes will have no impact on diluted net income if the Convertible Notes are settled in cash and will have an impact on dilutive net income per share if the Convertible Notes are settled in shares upon conversion.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2015	2014

Net income attributable to Envestnet, Inc.	$2,511	$2,994

Basic number of weighted-average shares outstanding	35,147,043	34,115,444
Effect of dilutive shares:
Options to purchase common stock	1,988,124	2,230,313
Unvested restricted stock	181,767	213,226
Diluted number of weighted-average shares outstanding	37,316,934	36,558,983

Net income per share attribuatable to Envestnet, Inc.:
Basic	$0.07	$0.09

Diluted	$0.07	$0.08

Common share equivalents for securities that were anti-dilutive or otherwise excluded from the computation of diluted net income per share attributable to Envestnet, Inc. were as follows:

	Three Months Ended
	March 31,
	2015	2014

Options to purchase common stock	148,677	—
Unvested restricted stock	103,691	87,381
Ungranted unvested restricted stock related to Upside	132,384	—
Convertible notes	2,743,321	—
Total	3,128,073	87,381

14.                 Major Customers

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended
	March 31,
	2015	2014

Fidelity	18%	19%

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

The Company rents office space under leases that expire at various dates through 2026.  Future minimum lease commitments under these operating leases, as of March 31, 2015, were as follows:

Years ending December 31:
Remainder of 2015	$6,791
2016	7,917
2017	7,208
2018	6,727
2019	6,628
Thereafter	23,238
Total	$58,509

16.                               Subsequent Events

AlphaHedge Capital Partners, LLC

On April 1, 2015, the Company purchased 150,000 Class B units representing 10.3% of the outstanding membership interests of AlphaHedge Capital Partners, LLC, (“AlphaHedge”) a Delaware limited liability company for cash consideration of $1,500.  AlphaHedge is a liquid alternatives platform providing access to strategies from a select group of long/short equity managers in a custodian agnostic, separately managed account format.

Oltis Software LLC

On May 6, 2015, the Company announced that it has entered into a membership interest purchase agreement (the “Agreement”), dated May 6, 2015, with Oleg Tishkevich (“Seller”) pursuant to which the Company has purchased (the “Acquisition”) all of the issued and outstanding membership interests of Oltis Software LLC (d/b/a Finance Logix), an Arizona limited liability company (“Finance Logix”). Finance Logix® provides financial planning and wealth management software solutions banks, broker-dealers and RIAs.

Under the terms of the Agreement, the Company paid upfront consideration of approximately $24,000 in cash, 123,410 in shares of Envestnet common stock and 123,410 stock options to acquire Envestnet common stock at $52.67 per share. The Company has also agreed to pay an earn-out (in a mix of cash, stock and options) over a three year period, subject to Finance Logix meeting certain financial targets and other customary conditions.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “Envestnet,” the “Company,” “we,” “us” and “our” refer to Envestnet, Inc. and its subsidiaries.

Unless otherwise indicated, all amounts are in thousands, except share and per share information, numbers of financial advisors and client accounts.

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

•                  the impact of fluctuations in interest rates on the Company’s business

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

You should read this quarterly report on Form 10-Q and our annual report on  Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the consolidated financial statements and related notes included in our 2014 Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Overview

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our technology platforms provide financial advisors with the flexibility to address their clients’ needs. As of March 31, 2015, approximately 41,300 advisors used our technology platforms, supporting approximately $749 billion of assets in approximately 3.0 million investor accounts.

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

We offer these solutions principally through the following product and service suites:

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

•                  Envestnet | PMC, provides consulting services provide financial advisors with additional support in addressing their clients’ needs, as well as the creation of proprietary investment solutions and products. Envestnet | PMC’s investment solutions and products include managed account and multi-manager portfolios, mutual fund portfolios and Exchange Traded Fund (“ETF”) portfolios. Envestnet | PMC also offers Prima Premium Research, comprising institutional-quality research and due diligence on investment managers, mutual funds, ETFs and liquid alternatives funds.

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

•                  Envestnet | Placemark develops UMA programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full service broker-dealers and RIA firms.

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 21% from $67,081 in the three months ended March 31, 2014 to $81,077 in the three months ended March 31, 2015. Total revenues, which include licensing and professional service fees, increased 23% from $78,539 in the three months ended March 31, 2014 to $96,454 in the three months ended March 31, 2015.

The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM/AUA, as well as an increase in revenues resulting from the October 2014 acquisition of Placemark Holdings, Inc. (“Placemark”). Net income attributable to Envestnet, Inc. for the three months ended March 31, 2015 was $2,511, or $0.07 per diluted share, compared to $2,994, or $0.08 per diluted share for the three months ended March 31, 2014.

Adjusted revenues for the three months ended March 31, 2015 was $96,454, an increase of 23% from $78,539 in the prior year period. Adjusted EBITDA for the three months ended March 31, 2015 was $16,814, an increase of 43% from $11,771 in the prior year period. Adjusted net income for the three months ended March 31, 2015 was $8,248, or $0.22 per diluted share, compared to adjusted net income of $6,301, or $0.17 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Recent Events

Upside Holdings, Inc.

On February 24, 2015, Envestnet acquired all of the stock of Upside Holdings, Inc. (including its subsidiaries “Upside”) for cash consideration totaling $3,040, subject to certain post-closing adjustments.

Upside is a technology company that is registered as an Internet Investment Adviser under Rule 203A-2(f) of the Investment Advisers Act of 1940 (“Advisers Act”).  Upside helps financial advisors compete against other digital advisors, or “robo advisors,” by leveraging technology and algorithms to advise, manage, and serve clients who want personalized investment services.

Envestnet acquired Upside to integrate its technology within our unified wealth management platform, which will allow advisors to compete more aggressively to engage their clients online and reach a new class of investors.

As a result of the acquisition of Upside, Envestnet provided for the future grant of unvested restricted stock awards to Upside employees at the end of each year in 2015, 2016 and 2017 upon Upside meeting certain performance conditions and then a subsequent two year service condition (Note 13).  If 100 percent of the awards are earned for 2015, 2016 and 2017, the maximum number of shares that could be granted for 2015, 2016 and 2017 equals 22,064, 44,128 and 66,192 shares of common stock, respectively.

AlphaHedge Capital Partners, LLC

On April 1, 2015, Envestnet purchased 150,000 Class B units representing 10.3% of the outstanding membership interests of AlphaHedge Capital Partners, LLC, (“AlphaHedge”) a Delaware limited liability company for cash consideration of $1,500.  AlphaHedge is a liquid alternatives platform providing access to strategies from a select group of long/short equity managers in a custodian agnostic, separately managed account format.

Oltis Software LLC

On May 6, 2015, Envestnet announced that it has entered into a membership interest purchase agreement (the “Agreement”), dated May 6, 2015, with Oleg Tishkevich (“Seller”) pursuant to which Envestnet has purchased (the “Acquisition”) all of the issued and outstanding membership interests of Oltis Software LLC (d/b/a Finance Logix), an Arizona limited liability company (“Finance Logix”). Finance Logix® provides financial planning and wealth management software solutions banks, broker-dealers and RIAs.

Under the terms of the Agreement, Envestnet paid upfront consideration of approximately $24,000 in cash, 123,410 in shares of Envestnet common stock and 123,410 stock options to acquire Envestnet common stock at $52.67 per share. Envestnet has also agreed to pay an earn-out (in a mix of cash, stock and options) over a three year period, subject to Finance Logix meeting certain financial targets and other customary conditions.

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated.

AUM/A metrics in the table below include Placemark, which added approximately $15.4 billion in assets, 45,000 accounts and 3,400 advisors as of October 1, 2014.

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2014	2014	2014	2014	2015
	(in millions, except accounts and advisor data)
Platform Assets
Assets Under Management (AUM)	$49,383	$53,063	$54,935	$72,120	$74,643
Assets Under Administration (AUA)	146,748	156,723	164,639	174,249	181,239
Subtotal AUM/A	196,131	209,786	219,574	246,369	255,882
Licensing	376,341	412,141	448,169	466,982	493,284
Total Platform Assets	$572,472	$621,927	$667,743	$713,351	$749,166

Platform Accounts
AUM	226,452	239,367	255,359	310,351	319,896
AUA	566,139	596,886	642,192	667,274	679,753
Subtotal AUM/A	792,591	836,253	897,551	977,625	999,649
Licensing	1,559,188	1,659,313	1,830,678	1,881,352	1,982,773
Total Platform Accounts	2,351,779	2,495,566	2,728,229	2,858,977	2,982,422

Advisors
AUM/A	24,369	24,945	24,887	28,605	29,023
Licensing	8,025	8,583	11,266	11,632	12,306
Total Advisors	32,394	33,528	36,153	40,237	41,329

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended March 31, 2015
	As of 12/31/14	Gross Sales	Redemptions	Net Flows	Market Impact	As of 3/31/15
	(in millions except account data)
Assets under Management (AUM)	$72,120	$6,182	$(4,287)	$1,895	$628	$74,643
Assets under Administration (AUA)	174,249	15,816	(10,929)	4,887	2,103	181,239
Total AUM/A	$246,369	$21,998	$(15,216)	$6,782	$2,731	$255,882
Fee-Based Accounts	977,625	77,770	(55,746)	22,024		999,649

The above AUM/A gross sales figures include $1.9 billion in new client conversions. The Company onboarded an additional $15.4 billion in licensing conversions during the three months ended March 31, 2015.

The mix of AUM and AUA was as follows for the periods indicated:

	March 31,	June 30,	September 30,	December 31,	March 31,
	2014	2014	2014	2014	2015
Assets under management (AUM)	25%	25%	25%	29%	29%
Assets under administration (AUA)	75%	75%	75%	71%	71%
	100%	100%	100%	100%	100%

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
	(in thousands)
Revenues:
Assets under management or administration	$81,077	$67,081	$13,996	21%
Licensing and professional services	15,377	11,458	3,919	34%
Total revenues	96,454	78,539	17,915	23%

Operating expenses:
Cost of revenues	38,695	34,437	4,258	12%
Compensation and benefits	31,535	23,459	8,076	34%
General and administration	14,209	12,150	2,059	17%
Depreciation and amortization	5,333	4,422	911	21%
Total operating expenses	89,772	74,468	15,304	21%

Income from operations	6,682	4,071	2,611	64%
Other income (expense)	(2,203)	81	(2,284)	*
Income before income tax provision	4,479	4,152	327	8%

Income tax provision	1,968	1,284	684	53%

Net income	2,511	2,868	(357)	-12%

Add: Net loss attributable to non-controlling interest	—	126	(126)	-100%
Net income attributable to Envestnet, Inc.	$2,511	$2,994	$(483)	-16%

*Not meaningful.

Revenues

Total revenues increased 23% from $78,539 in the three months ended March 31, 2014 to $96,454 in the three months ended March 31, 2015. The increase was primarily due to an increase in revenues from AUM or AUA of $13,996. Revenues from AUM/A were 84% and 85% of total revenues in the three months ended March 31, 2015 and 2014, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 21% from $67,081 in the three months ended March 31, 2014 to $81,077 in the three months ended March 31, 2015. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2015, relative to the corresponding period in 2014. In the first quarter of 2015, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2014, as well as an increase in revenues resulting from the Placemark acquisition.

The number of financial advisors with AUM or AUA on our technology platforms increased from 24,369 as of March 31, 2014 to 29,023 as of March 31, 2015 and the number of AUM or AUA client accounts increased from approximately 793,000 as of March 31, 2014 to approximately 999,000 as of March 31, 2015.

Licensing and professional services

Licensing and professional services revenues increased 34% from $11,458 in the three months ended March 31, 2014 to $15,377 in the three months ended March 31, 2015, primarily due to an increase in licensing revenue of $3,471 from an increase in the number of accounts in our licensing contracts and professional services revenue of $378, respectively.

Cost of revenues

Cost of revenues increased 12% from $34,437 in the three months ended March 31, 2014 to $38,695 in the three months ended March 31, 2015, primarily due to a corresponding increase in revenues from AUM or AUA partially offset by Placemark revenue which is recognized net of manager fees. As a percentage of total revenues, cost of revenues decreased from 44% in the three months ended March 31, 2014 to 40% in the three months ended March 31, 2015.

Compensation and benefits

Compensation and benefits increased 34% from $23,459 in the three months ended March 31, 2014 to $31,535 in the three months ended March 31, 2015, primarily due to an increase in salaries, benefits and short term incentive compensation expense of $6,221, primarily a result of an increase in headcount including headcount related to the Placemark acquisition.  As a percentage of total revenues, compensation and benefits increased from 30% in the three months ended March 31, 2014 to 33% in the three months ended March 31, 2015.

General and administration

General and administration expenses increased 17% from $12,150 in the three months ended March 31, 2014 to $14,209 in the three months ended March 31, 2015, primarily due to increases in transaction costs of $1,430, professional and legal fees of $235, website and systems development costs of $391, occupancy costs of $243, travel and entertainment costs of $458, and communication, research and data services costs of $593, offset by downward adjustments to the estimated fair market values of contingent consideration amounts totaling $1,446. As a percentage of total revenues, general and administration expenses was 15% in the three months ended March 31, 2014 and 2015.

Depreciation and amortization

Depreciation and amortization expense increased 21% from $4,422 in the three months ended March 31, 2014 to $5,333 in the three months ended March 31, 2015, primarily due to an increase in intangible asset amortization of $1,253 as a result of the Placemark acquisition, offset by a reduction of $469 in intangible asset amortization from the estimated useful life of the WMS technology being extended from 1.5 years to 2.5 years during Q3 of 2014.  As a percentage of total revenues, depreciation and amortization expense was 6% in the three months ended March 31, 2014 and 2015.

Other income (expense), net

Other expense, net increased by $2,284, primarily as a result of an increase in interest expense of $2,356 as a result of the issuance of Convertible Notes in the fourth quarter of 2014.  See Note 11 of notes to the condensed consolidated financial statements.

Income tax provision

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Income tax provision	$1,968	$1,284
Effective tax rate	43.9%	30.9%

For the three months ended March 31, 2015, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, an uncertain tax position current year accrual related to transfer pricing and non-recognition of a loss from a subsidiary due to a full valuation allowance. For the three months March 31, 2014, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, and recognition of previously unrecognized tax benefits.

Non-GAAP Financial Measures

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Adjusted revenues	$96,454	$78,539
Adjusted EBITDA	16,814	11,771
Adjusted net income	8,248	6,301
Adjusted net income per share	0.22	0.17

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

“Adjusted EBITDA” represents net income (loss) before interest income, interest expense, accretion on contingent consideration, income tax provision, depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, imputed interest on contingent consideration, fair market value adjustment on contingent consideration, severance, and pre-tax loss attributable to non-controlling interest.

“Adjusted net income” represents net income (loss) before non-cash interest expense, non-cash compensation expense, accretion on contingent consideration, restructuring charges and transaction costs, fair-market value adjustment on contingent consideration, severance, amortization of acquired intangibles, and net loss attributable to non-controlling interest. Reconciling items, excluding non-deductible transaction costs, are tax effected using the income tax rates in effect on the applicable date.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provide comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision, restructuring charges and transaction costs, imputed interest on contingent consideration, fair market value adjustments on contingent consideration, severance, pre-tax loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•                  Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2015 and 2014, we had cash income tax payments, net of refunds, of $475 and $114 for the three months ended March 31, 2015 and 2014, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•                  Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Total revenues	$96,454	$78,539
Deferred revenue fair value adjustment	—	—
Adjusted revenues	$96,454	$78,539

The following table sets forth a reconciliation of net income to adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Net income	$2,511	$2,868
Add (deduct):
Interest income	(122)	(81)
Interest expense	2,356	—
Accretion on contingent consideration	342	412
Income tax provision	1,968	1,284
Depreciation and amortization	5,333	4,422
Non-cash compensation expense	3,419	2,568
Restructuring charges and transaction costs	1,430	104
Fair market value adjustment on contingent consideration	(1,446)	—
Severance expense	593	4
Pre-tax loss attributable to non-controlling interest	430	190
Adjusted EBITDA	$16,814	$11,771

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended
	March 31,
	2015*	2014*
	(in thousands)
Net income	$2,511	$2,868
Add (deduct):
Non-cash interest expense	924	—
Accretion on contingent consideration	205	247
Amortization of acquired intangibles	1,883	1,467
Non-cash compensation expense	2,052	1,541
Restructuring charges and transaction costs	928	62
Fair market value adjustment on contingent consideration	(868)	—
Severance expense	355	2
Net loss attributable to non-controlling interest	258	114
Adjusted net income	8,248	6,301

Diluted number of weighted-average shares outstanding	37,316,934	36,558,983

Adjusted net income per share	$0.22	$0.17

*                                         Adjustments, excluding non-deductible transaction costs, are tax effected using an income tax rate of 40.0% for 2015 and 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had total cash and cash equivalents of $209,914 compared to $209,754 as of December 31, 2014. We plan to use existing cash as of March 31, 2015 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and future acquisitions, investments and other strategic activity.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)

Net cash provided by (used in) operating activities	$(2,748)	$6,319
Net cash used in investing activities	(5,831)	(2,862)
Net cash provided by (used in) financing activities	8,739	(770)
Net increase in cash and cash equivalents	160	2,687
Cash and cash equivalents, end of period	209,914	52,629

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 increased by $9,067 compared to the same period in 2014, primarily due to a decrease in net income of $357, a decrease in non-cash adjustments totaling $6,728, and a decrease in the change in operating assets and liabilities totaling $1,982.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 increased by $2,969 compared to the same period in 2014. The increase is primarily a result of an increase in cash disbursements for an acquisition of $2,641.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 increased by $9,509 compared to the same period in 2014, primarily a result of an increase in proceeds from the exercise of stock options of $2,871 and an increase in the excess tax benefits from stock-based compensation of $11,468, offset by an increase in treasury stock purchases for stock-based minimum tax withholdings of $4,832.

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

Commitments and Off-Balance Sheet Arrangements

Leases and Purchase Obligations

The Company rents office space under leases that expire at various dates through 2026.  Future minimum lease commitments under these operating leases, as of March 31, 2015, was as follows:

Years ending December 31:
Remainder of 2015	$6,791
2016	7,917
2017	7,208
2018	6,727
2019	6,628
Thereafter	23,238
Total	$58,509

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three months ended March 31, 2015, 84% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three months ended March 31, 2015, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $327 to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $268, to pre-tax earnings.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

Item 4.                                  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level, because of an as yet unremediated material weakness in internal control over financial reporting related to controls over the portion of revenues and cost of revenues of a business that was acquired in 2013, Wealth Management Solutions, that was not migrated to the Envestnet core technology platform in 2014. We have also not yet remediated a lack of adequately designed or documented controls related to the financial statement review process, including the review of manual journal entries. The material weakness is further described below in Item 9A-Controls and Procedures in the 2014 Form 10-K.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management is committed to remediating the material weakness discussed above in a timely fashion. We have begun the process of developing a remediation plan that will address the material weakness in internal control over financial reporting as discussed above. This remediation plan expected to be implemented will consider the following measures:

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

• Realignment of existing personnel and the addition of personnel to strengthen management’s review and documentation over internal control over financial reporting.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect these remedial actions and or other actions related to this maternal weakness to be effectively implemented in 2015.

If the remedial measures described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future which could harm our business.

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

Item 1A.                         Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our 2014 Form 10-K, when making investment decisions regarding our securities. The risk factors that were disclosed in our 2014 Form 10-K have not materially changed since the date our 2014 Form 10-K was filed.

Item  2.                               Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

(c) Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicaly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
January 1, 2015 through January 31, 2015	—	—	—	—
February 1, 2015 through February 28, 2015	57,713	$53.83	—	—
March 1, 2015 through March 31, 2015	59,467	56.08	—	—

Item  3.                                Defaults Upon Senior Securities

None.

Item  4.                                Mine Safety Disclosures

Not applicable.

Item  5.                               Other Information

None.

Item  6.                               Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2015.

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

*                 Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) the Condensed Consolidated Statement of Equity for the three months ended March 31, 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.