Form 10-Q
period 2015-06-30
ENVESTNET, INC.
filed 2015-08-10
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 1, 2015, 35,617,271 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$198,927	$209,754
Fees and other receivable, net	29,232	20,345
Deferred tax assets, net	4,635	4,654
Prepaid expenses and other current assets	20,653	7,242
Total current assets	253,447	241,995

Property and equipment, net	18,283	16,629
Internally developed software, net	7,999	7,023
Intangible assets, net	67,911	58,654
Goodwill	126,367	104,976
Deferred tax assets, net	—	565
Other non-current assets	11,621	9,516
Total assets	$485,628	$439,358

Liabilities and Equity
Current liabilities:
Accrued expenses	$48,451	$48,247
Accounts payable	6,402	4,869
Contingent consideration	7,422	6,405
Deferred revenue	7,872	5,159
Total current liabilities	70,147	64,680

Convertible notes	147,627	145,203
Contingent consideration	5,194	7,462
Deferred revenue	11,893	6,954
Deferred rent	4,122	3,588
Lease incentive	5,253	5,550
Deferred tax liabilities, net	224	—
Other non-current liabilities	2,100	2,430
Total liabilities	246,560	235,867

Commitments and contingencies

Redeemable units in ERS, LLC	1,500	1,500

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 47,513,468 and 46,345,376 shares issued as of June 30, 2015 and December 31, 2014, respectively; 35,593,544 and 34,544,653 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	238	232
Additional paid-in capital	270,967	233,888
Accumulated deficit	(14,396)	(19,443)
Treasury stock at cost, 11,919,924 and 11,800,723 shares as of June 30, 2015 and December 31, 2014, respectively	(19,797)	(13,242)
Total stockholders’ equity	237,012	201,435
Non-controlling interest	556	556
Total equity	237,568	201,991
Total liabilities and equity	$485,628	$439,358

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues:
Assets under management or administration	$83,819	$70,727	$164,896	$137,808
Licensing and professional services	18,844	14,102	34,221	25,560
Total revenues	102,663	84,829	199,117	163,368

Operating expenses:
Cost of revenues	42,486	37,955	81,181	72,392
Compensation and benefits	31,956	25,157	63,491	48,616
General and administration	15,512	12,936	29,721	25,086
Depreciation and amortization	5,725	4,615	11,058	9,037
Restructuring charges	518	—	518	—
Total operating expenses	96,197	80,663	185,969	155,131

Income from operations	6,466	4,166	13,148	8,237
Other income (expense)	(2,251)	1,839	(4,454)	1,920
Income before income tax provision	4,215	6,005	8,694	10,157

Income tax provision	1,679	2,355	3,647	3,639

Net income	2,536	3,650	5,047	6,518

Add: Net loss attributable to non-controlling interest	—	69	—	195
Net income attributable to Envestnet, Inc.	$2,536	$3,719	$5,047	$6,713

Net income per share attributable to Envestnet, Inc.:
Basic	$0.07	$0.11	$0.14	$0.20

Diluted	$0.07	$0.10	$0.13	$0.18

Weighted average common shares outstanding:
Basic	35,776,125	34,547,277	35,463,623	34,332,759

Diluted	37,654,074	36,805,758	37,504,028	36,726,121

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

	Common Stock		Treasury Stock		Additional
	Shares	Amount	Common Shares	Amount	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity

Balance, December 31, 2014	46,345,376	$232	(11,800,723)	$(13,242)	$233,888	$(19,443)	$556	$201,991

Exercise of stock options	686,516	3	—	—	5,906	—	—	5,909
Issuance of common stock for:
vesting of restricted stock	358,166	2	—	—	—	—	—	2
acquisition of business	123,410	1			8,929			8,930
Stock-based compensation expense	—	—	—	—	6,749	—	—	6,749
Excess tax benefits from stock-based compensation expense	—	—	—	—	15,495	—	—	15,495
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(119,201)	(6,555)	—	—	—	(6,555)
Net income	—	—	—	—	—	5,047	—	5,047
Balance, June 30, 2015	47,513,468	$238	(11,919,924)	$(19,797)	$270,967	$(14,396)	$556	$237,568

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$5,047	$6,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,058	9,037
Deferred rent and lease incentive	219	1,123
Provision for doubtful accounts	37	—
Deferred income taxes	808	—
Stock-based compensation	6,749	5,767
Excess tax benefits from stock-based compensation	(15,495)	(3,203)
Interest expense	4,697	—
Accretion on contingent consideration	651	824
Fair market value adjustment on contingent consideration	(1,902)	(460)
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable	(8,825)	(5,009)
Prepaid expenses and other current assets	2,090	2,455
Other non-current assets	(1,244)	(1,136)
Accrued expenses	(6,323)	(1,559)
Accounts payable	1,439	1,200
Deferred revenue	5,978	2,190
Other non-current liabilities	(330)	144
Net cash provided by operating activities	4,654	17,891

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,912)	(4,841)
Capitalization of internally developed software	(2,208)	(1,651)
Investment in private company	(1,500)	—
Acquisition of businesses, net of cash acquired	(21,712)	—
Net cash used in investing activities	(30,332)	(6,492)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,909	1,615
Purchase of treasury stock for stock-based minimum tax withholdings	(6,555)	(1,695)
Excess tax benefits from stock-based compensation expense	15,495	3,203
Issuance of restricted stock	2	—
Net cash provided by financing activities	14,851	3,123

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,827)	14,522

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	209,754	49,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$198,927	$64,464

Supplemental disclosure of cash flow information - cash paid during the period for income taxes, net of refunds	$791	$18
Supplemental disclosure of cash flow information - cash paid during the period for interest	1,634	—
Supplemental disclosure of non-cash operating, investing and financing activities:
Leasehold improvements funded by lease incentive	36	—
Settlement of contingent consideration liability upon issuance of ERS, LLC membership interest	—	158
Stock and stock options issued in acquisition of business	8,930	—
Purchase of fixed assets included in accounts payable	126	—
Purchase liabilities included in accrued expenses	3,520	—

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

2.                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2014 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2015 and the results of operations, equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements for the year ended December 31, 2014 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its condensed consolidated financial statements.

3.                       Business Acquisitions

Upside Holdings, Inc.

On February 24, 2015, Envestnet, Inc. (the “Company”) acquired all of the stock of Upside Holdings, Inc. (including its subsidiaries “Upside”) for consideration totaling $3,040, subject to certain post-closing adjustments.

Upside is a technology company that is registered as an Internet Investment Adviser under Rule 203A-2(f) of the Investment Advisers Act of 1940 (“Advisers Act”).  Upside helps financial advisors compete against other digital advisors, or “robo advisors,” by leveraging technology and algorithms to advise, manage, and serve clients who want personalized investment services.

The Company acquired Upside to integrate its technology within the Company’s unified wealth management platform, which will allow advisors to compete more aggressively to engage their clients online and reach a new class of investors. The goodwill arising from the acquisition represents the advantage of this integrated technology, the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes.

As a result of the acquisition of Upside, the Company provided for the future grant of unvested restricted stock awards to Upside employees at the end of each year in 2015, 2016 and 2017 upon Upside meeting certain performance conditions and then a subsequent two year service condition (Note 13).  If 100 percent of the awards are earned for 2015, 2016 and 2017, the maximum number of shares that could be granted for 2015, 2016 and 2017 equals 22,064, 44,128 and 66,192 shares of common stock, respectively   The Company has determined the payments to be categorized as compensation expense.  As of June 30, 2015, no amounts have been recognized as it is currently estimated that the performance targets will not be attained in 2015.

The consideration transferred in the acquisition was as follows:

Upfront consideration	$2,425
Purchase liabilities	615
Working capital settlement	(385)
Cash acquired	(14)
$2,641

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$6
Total liabilities assumed	(404)
Identifiable intangible assets	1,450
Goodwill	1,589
Total net assets acquired	$2,641

The estimated useful life and amortization method of the intangible asset acquired is as follows:

	Amount	Weighted Average Useful Life in Years	Amortization Method
Proprietary technology	$1,450	4	Straight-line

The results of Upside’s operations are included in the condensed consolidated statement of operations beginning February 24, 2015, and are not considered material to the Company’s results of operations.

For the three and six months ended June 30, 2015, acquisition related costs for Upside totaled $15 and $217 and are included in general and administration expenses.

Oltis Software LLC

On May 6, 2015, the Company acquired all of the issued and outstanding membership interests of Oltis Software LLC (d/b/a Finance Logix®), an Arizona limited liability company (“Finance Logix”). Finance Logix provides financial planning and wealth management software solutions to banks, broker-dealers and RIAs.

The Company paid upfront consideration of $20,595 in cash, purchase liabilities of $2,905, 123,410 in shares of Envestnet common stock with a fair value of $6,388 and 123,410 stock options to acquire Envestnet common stock at $52.67 per share with an estimated fair value of $2,542.

The Company acquired Finance Logix to integrate its technology within the Company’s unified wealth management platform, which will allow advisors to offer financial planning that flows seamlessly into portfolio construction and ongoing management on a single platform. Finance Logix allows us to deliver that capability and increase the breadth of our platform and the functionality gap between our platform and competing platforms.  The goodwill arising from the acquisition represents cross-selling opportunities, the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill is deductible for income tax purposes.

In connection with the acquisition of Finance Logix, the Company is required to pay the former owner of Finance Logix future payments in a mix of cash, stock and stock options, based on Finance Logix meeting annual net revenue targets of $5,000, $10,000 and $16,000 for calendar years 2015, 2016 and 2017, respectively, with lower payments for performance below the three yearly targets and a higher payment in 2017 for performance above the target. The Company has preliminarily determined the first payment related to the 2015 target to be categorized as compensation expense and the payments, if any, related to 2016 and 2017 targets, to be categorized as contingent consideration.  The Company did not record compensation expense as of June 30, 2015 and preliminarily did not record a contingent consideration liability as of the date of acquisition as payment is not expected to occur at this time.

Changes to the estimated fair value of the contingent consideration, if any, will be recognized in earnings of the Company.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

As of June 30, 2015, the Company has not finalized the opening balance sheet (including taxes), contingent consideration, nor has the Company finalized its valuation of Finance Logix’s intangible assets and/or goodwill associated with the transaction as well as the fair value of acquired deferred revenue. The Company expects to finalize the valuation of the intangible assets and deferred revenue, and complete the acquisition accounting as soon as practicable but no later than March 31, 2016.

The preliminary estimated consideration transferred in the acquisition was as follows:

Cash consideration	$20,595
Stock and stock option consideration	8,930
Purchase liabilities	2,905
Cash acquired	(909)
$31,521

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$99
Total liabilities assumed	(2,880)
Identifiable intangible assets	14,500
Goodwill	19,802
Total net assets acquired	$31,521

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

	Amount	Weighted Average Useful Life in Years	Amortization Method
Customer list	$12,500	12	Accelerated
Proprietary technology	2,000	4	Straight-line
Total	$14,500

The results of Finance Logix’s operations are included in the condensed consolidated statement of operations beginning May 6, 2015.  Finance Logix’s revenues and net loss for the three and six month periods ended June 30, 2015 totaled $472 and $328, respectively.  The net loss includes estimated acquired intangible asset amortization of $329.

For the three and six months ended June 30, 2015, acquisition related costs for Finance Logix totaled $231 and $375, respectively, and are included in general and administration expenses. The Company may incur additional acquisition related costs during the third quarter of 2015.

Pro forma results for Envestnet, Inc. giving effect to the Placemark and Finance Logix acquisitions

The following pro forma financial information presents the combined results of operations of Envestnet and Finance Logix for the three and six month periods ended June 30, 2015 and Envestnet, Finance Logix, and Placemark for the three and six months ended June 30, 2014. The pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2014. The results of Upside are not included in the pro forma financial information presented below as the Upside acquisition was not considered material to the Company’s results of operations.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, stock-based compensation expense and the related tax effect on the aforementioned items.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of the beginning of 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	102,932	90,982	200,137	175,103
Net income	2,300	2,575	4,565	4,350
Net income per share:
Basic	0.06	0.07	0.13	0.13
Diluted	0.06	0.07	0.12	0.12

4.      Property and Equipment

		June 30,	December 31,
	Estimated Useful Life	2015	2014

Cost:
Office furniture and fixtures	5-7 years	$4,869	$4,993
Computer equipment and software	3 years	22,459	18,540
Other office equipment	5 years	124	144
Leasehold improvements	Shorter of the lease term or useful life of the asset	11,378	10,805
		38,830	34,482
Less accumulated depreciation and amortization		(20,547)	(17,853)
Property and equipment, net		$18,283	$16,629

During the three and six months ended June 30, 2015, the Company retired fully depreciated property and equipment that were no longer in service with cost and accumulated depreciation amounts of $564.

Depreciation and amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Depreciation and amortization expense	$1,658	$1,553	$3,133	$3,042

5.                       Internally Developed Software

Internally developed software consists of the following:

		June 30,	December 31,
	Estimated Useful Life	2015	2014

Internally developed software	5 years	$21,785	$19,577
Less accumulated amortization		(13,786)	(12,554)
Internally developed software, net		$7,999	$7,023

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Amortization expense	$632	$508	$1,232	$997

6.                                      Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2014	$104,976
Upside acquisition	1,589
Finance Logix acquisition	19,802
Balance at June 30, 2015	$126,367

Intangible assets consist of the following:

		June 30, 2015			December 31, 2014
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer lists	4 - 12 years	$81,103	$(26,606)	$54,497	$68,603	$(21,699)	$46,904
Proprietary technologies	1.5 - 8 years	19,128	(7,259)	11,869	15,678	(5,808)	9,870
Trade names	5 years	3,090	(1,545)	1,545	3,090	(1,210)	1,880
Total intangible assets		$103,321	$(35,410)	$67,911	$87,371	$(28,717)	$58,654

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Amortization expense	$3,560	$2,554	$6,693	$4,998

7.                       Other Non-Current Assets

Other non-current assets consist of the following:

	June 30,	December 31,
	2015	2014

Investment in private companies	$2,750	$1,250
Deposits:
Lease	2,180	1,811
Other	474	436
Unamortized convertible debt issuance costs	4,184	4,612
Other	2,033	1,407
	$11,621	$9,516

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

On April 1, 2015, the Company purchased 150,000 Class B units representing 10.3% of the outstanding membership interests of AlphaHedge Capital Partners, LLC, (“AlphaHedge”) a Delaware limited liability company for cash consideration of $1,500 which is included in investments in private companies.   This amount is included in other non-current assets on the condensed consolidated balance sheet. AlphaHedge is a liquid alternatives platform providing access to strategies from a select group of long/short equity managers in a custodian agnostic, separately managed account format. The Company will use the equity method of accounting to record its portion of the AlphaHedge net income or loss on a one quarter lag from AlphaHedge’s actual results of operations.  No results of their operations have been included in the condensed consolidated financial statements as of June 30, 2015.

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money-market funds totaled approximately $41,363 and $70,760 as of June 30, 2015 and December 31, 2014, respectively, and are included in cash and cash equivalents in the condensed consolidated balance sheets.

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

The Company utilized a discounted cash flow method with expected future performance of WMS, and its ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair value of the contingent consideration. The Company will continue to reassess the fair value of the contingent consideration at each reporting date until settlement. Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company and included in general and administrative expense on the condensed consolidated statement of operations.

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

The Company utilized a discounted cash flow method with expected future performance of Klein to arrive at the fair value of the contingent consideration. The Company will continue to reassess the fair value of the contingent consideration at each reporting date until settlement. Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company and included in general and administrative expense on the condensed consolidated statement of operations.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liability for the six months ended June 30, 2015:

Fair Value of Contingent Consideration Liabilities

Balance at December 31, 2014	$13,867
Fair market value adjustments	(1,902)
Imputed interest	651
Balance at June 30, 2015	$12,616

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

Following are the carrying and fair value of the Company’s debt obligation as of June 30, 2015. The fair value of the Convertible Notes was calculated using observable market data and is considered a Level 1 liability.

	June 30, 2015
	Carrying		Fair
	Value		Value
2019 Convertible Notes (principal amount outstanding of $172,500)	$147,627	(1)	$169,913

(1)         Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

9.                       Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2015	2014

Accrued investment manager fees	$28,170	$25,195
Accrued compensation and related taxes	12,787	18,344
Accrued professional services	424	536
Estimated accrued software license fees	—	800
Acquisition related purchase liabilities	3,497	—
Accrued restructuring charges	518	—
Other accrued expenses	3,055	3,372
	$48,451	$48,247

Acquisition related purchase liabilities represent future payments to former Upside and Finance Logix owners of $615 and $2,905, respectively, related to indemnity holdback amounts as of June 30, 2015.

During the second quarter of 2015, the Company closed its Wellesley office in order to more appropriately align and manage the Company’s resources.  In the three and six months ended June 30, 2015, the Company recognized pre-tax restructuring charges of $518, primarily for future lease payments.

10.                Income Taxes

The following table includes the Company’s income before income tax provision, income tax provision and effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Income before income tax provision	$4,215	$6,005	$8,694	$10,157
Income tax provision	1,679	2,355	3,647	3,639
Effective tax rate	40.0%	39.2%	41.9%	35.8%

The Company’s effective tax rate in the three months ended June 30, 2015, was slightly higher than the effective tax rate in the three months ended June 30, 2014, primarily due to an increase in the blended state tax rate and an uncertain tax position current year accrual related to transfer pricing. The Company’s effective tax rate in the six months ended June 30, 2015, was higher than the effective tax rate in the six months ended June 30, 2014, primarily due to the increase in tax rate for federal purposes from 34% to 35%, an increase in the blended state tax rate, the true-up on India unremitted earnings that was recorded in the six months ended June 30, 2014 and not in the same period in 2015, the release of certain uncertain tax position reserves in the six months ended June 30, 2014 that were not repeated in the same period in 2015 and non-recognition of a loss from a subsidiary due to a full valuation allowance.

The liability for unrecognized tax benefits reported in other non-current liabilities was $1,994 and $2,092 at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $1,870. At this time, the Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,614 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $423 and $594 as of June 30, 2015 and December 31, 2014, respectively.

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

The Company’s Indian subsidiary is currently under examination by the India Tax Authority for the fiscal year ended March 31, 2011 and 2012.  It is possible that one or more of these audits may be finalized within the next twelve months.

Included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2015, is $16,303 related to tax benefits from stock-based compensation.

11. Debt

The Company’s outstanding debt obligations were as follows:

	June 30,	December 31,
	2015	2014

Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(24,873)	(27,297)
	$147,627	$145,203

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

The Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum adjusted EBITDA, and provisions that limit the ability of the Company and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business activities. As of June 30, 2015, there were no amounts outstanding under the Credit Agreement. The Company was in compliance with all covenants of the Credit Agreement as of June 30, 2015.

Convertible Notes

On December 15, 2014, the Company issued $172,500 of Convertible Notes. Net proceeds from the offering were $166,967. The Convertible Notes bear interest at a rate of 1.75 percent per annum payable semiannually in arrears on June 15 and December 15 of each year.  The first coupon payment was made on June 15, 2015.

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

The Convertible Notes are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.9022 shares per $1 principal amount of the Convertible Notes, which represents a conversion price of $62.88 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding July 1, 2019, only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the then-current conversion rate; or (c) upon the occurrence of specified corporate events as defined in the indenture.

Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes. During the three and six-month periods ended June 30, 2015, the Company recognized $1,214 and $2,424, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the six-month period ended June 30, 2015 was 6.0%.

In connection with the issuance of the Convertible Notes, the Company incurred $4,651 of issuance costs, which are recorded in other non-current assets (see Note 7). These costs are being amortized and are recorded as additional interest expense over the life of the Convertible Notes.

Interest expense on the Convertible Notes was comprised of the following:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015

Coupon interest	$755	$1,510
Amortization of issuance costs	224	465
Accretion of debt discount	1,214	2,424
	$2,193	$4,399

See Note 13 for further discussion of the effect of conversion on net income per common share.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

12.                 Stock-Based Compensation

The Company has stock options and restricted stock outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). On May 13, 2015, the shareholders approved the 2010 Long-Term Incentive Plan as Amended. The amendment increased the number of common shares of the Company reserved for delivery under the 2010 Plan by 2,700,000 shares.  As of June 30, 2015, the maximum number of stock options and restricted stock available for future issuance under the Company’s plans is 3,022,264.

Employee stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Employee stock-based compensation expense	$3,330	$3,199	$6,749	$5,767
Tax effect on employee stock-based compensation expense	(1,332)	(1,280)	(2,700)	(2,307)
Net effect on income	$1,998	$1,919	$4,049	$3,460

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Grant date fair value of options	$20.60	$—	$20.90	$16.81
Volatility	36.8%	—	37.2%	38.7%
Risk-free interest rate	1.8%	—	1.7%	1.8%
Dividend yield	0.0%	—	0.0%	0.0%
Expected term (in years)	6.0	—	6.0	6.0

The following table summarizes option activity under the Company’s plans:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2014	4,265,337	$10.73
Granted	148,677	54.02
Exercised	(415,512)	8.93
Forfeited	(9,941)	24.94
Outstanding as of March 31, 2015	3,988,561	12.50	4.8	$173,837
Granted	123,410	52.67
Exercised	(271,004)	8.12
Forfeited	(28,403)	46.07
Outstanding as of June 30, 2015	3,812,564	13.86	4.8	105,196
Options exercisable	3,469,757	11.03	4.4	103,576

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

Exercise prices of stock options outstanding as of June 30, 2015 range from $0.11 to $55.29. At June 30, 2015, there was $4,834 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.3 years.

Restricted Stock

Periodically, the Company grants restricted stock awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for unvested restricted stock awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share

Balance at December 31, 2014	1,098,674	$33.72
Granted	207,531	53.89
Vested	(358,166)	20.44
Forfeited	(6,628)	33.53
Balance at March 31, 2015	941,411	38.61
Forfeited	(5,869)	45.98
Balance at June 30, 2015	935,542	43.18

At June 30, 2015, there was $19,418 of unrecognized stock-based compensation expense related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 2.2 years. At June 30, 2015, there was an additional $1,580 of potential unrecognized stock-based compensation expense related to unvested restricted stock granted under the 2012 Plan that vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition, which the Company expects to recognize over the remaining estimated vesting period of 1.75 years.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income attributable to Envestnet, Inc.	$2,536	$3,719	$5,047	$6,713

Basic number of weighted-average shares outstanding	35,776,125	34,547,277	35,463,623	34,332,759
Effect of dilutive shares:
Options to purchase common stock	1,776,028	2,166,237	1,887,942	2,198,089
Unvested restricted stock	101,921	92,244	152,463	195,273
Diluted number of weighted-average shares outstanding	37,654,074	36,805,758	37,504,028	36,726,121

Net income per share attribuatable to Envestnet, Inc.:
Basic	$0.07	$0.11	$0.14	$0.20

Diluted	$0.07	$0.10	$0.13	$0.18

Common share equivalents for securities that were anti-dilutive or otherwise excluded from the computation of diluted net income per share attributable to Envestnet, Inc. were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Options to purchase common stock	271,181	155,753	271,181	155,753
Unvested restricted stock	205,786	—	137,191	—
Ungranted unvested restricted stock related to Upside	132,384	—	132,384	—
Convertible notes	2,743,321	—	2,743,321	—
Total	3,352,672	155,753	3,284,077	155,753

14.                 Major Customers

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Fidelity	18%	19%	18%	19%

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

The Company rents office space under leases that expire at various dates through 2026.  Future minimum lease commitments under these operating leases, as of June 30, 2015, were as follows:

Years ending December 31:
Remainder of 2015	$3,704
2016	8,059
2017	7,143
2018	6,727
2019	6,628
Thereafter	23,238
Total	$55,499

16.                               Subsequent Events

Yodlee, Inc.

On August 10, 2015, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Yodlee, Inc., a Delaware corporation (“Yodlee”) and Yale Merger Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Yodlee, with Yodlee continuing as the surviving corporation (the “Merger”) and a wholly owned indirect subsidiary of the Company.

Yodlee is a leading cloud-based platform driving digital financial innovation. Yodlee powers digital financial solutions for over 20 million paid subscribers and over 850 financial institutions and financial technology innovators. Founded in 1999, the company has built a network of over 14,000 data sources and been awarded 72 patents.

The Company will acquire all of the shares of Yodlee in a cash and stock transaction valued at $18.88 per share, or approximately $660 million on a fully-diluted equity basis.  As Yodlee has approximately $70 million in cash and cash equivalents, the transaction reflects an enterprise value of approximately $590 million. The deal price consists of $10.78 per share in cash and $8.10 per share in Envestnet stock, and is expected to be funded with available balance sheet cash, Envestnet stock and up to $200 million in committed debt financing.

The stock portion of the consideration will be determined based upon the volume weighted average price per share of Envestnet common stock for the 10 consecutive trading days ending on (and including) the second trading day immediately prior to completion of the transaction, subject to a collar of $39.006 to $47.674 per share.  The amount of Envestnet stock to be issued in the transaction is limited to 19.9% of Envestnet’s outstanding common stock as of immediately prior to the closing of the transaction.  In order to remain below that threshold, Envestnet will pay up to an additional $32 million in cash in the aggregate at closing.

The Merger Agreement contains certain termination rights, including, among others, the right of either party to terminate the Merger Agreement if the Merger does not occur by February 15, 2016 and the right of Envestnet to terminate the Merger Agreement due to the withdrawal or adverse change of the recommendation by the Yodlee Board of Directors. If the Merger Agreement is terminated by Envestnet, in certain circumstances described in the Merger Agreement, a termination fee equal to approximately $18 million will be payable by Yodlee to Envestnet.

In connection with the definitive agreement, funds affiliated with Warburg Pincus, which collectively own approximately 26.9 percent of Yodlee’s common stock, have entered into a voting agreement pursuant to which it has committed to support the transaction.

The transaction is expected to close in the fourth quarter of 2015 or in the first quarter of 2016, subject to receipt of regulatory approvals and other customary closing conditions, as well as approval by Yodlee stockholders. Envestnet and Yodlee will continue to operate separately until the transaction closes.

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

•                       the Company’s reliance on a limited number of clients for a material portion of its revenue,

•                       the renegotiation of fee percentages or termination of the Company’s services by its clients,

•                       the Company’s ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies, including the acquisition of Yodlee Inc.,

•                       compliance failures,

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

Overview

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our technology platforms provide financial advisors with the flexibility to address their clients’ needs. As of June 30, 2015, approximately 42,400 advisors used our technology platforms, supporting approximately $793 billion of assets in approximately 3.1 million investor accounts.

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 19% from $70,727 in the three months ended June, 2014 to $83,819 in the three months ended June 30, 2015. Total revenues, which include licensing and professional service fees, increased 21% from $84,829 in the three months ended June 30, 2014 to $102,663 in the three months ended June 30, 2015.

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 20% from $137,808 in the six months ended June, 2014 to $164,896 in the six months ended June 30, 2015. Total revenues, which include licensing and professional service fees, increased 22% from $163,368 in the six months ended June 30, 2014 to $199,117 in the six months ended June 30, 2015.

The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM/AUA, as well as an increase in revenues resulting from the October 2014 acquisition of Placemark Holdings, Inc. (“Placemark”). Net income attributable to Envestnet, Inc. for the three months ended June 30, 2015 was $2,536, or $0.07 per diluted share, compared to $3,719, or $0.10 per diluted share for the three months ended June 30, 2014. Net income attributable to Envestnet, Inc. for the six months ended June 30, 2015 was $5,047, or $0.13 per diluted share, compared to $6,713, or $0.18 per diluted share for the six months ended June 30, 2014.

Adjusted revenues for the three months ended June 30, 2015 was $102,663, an increase of 21% from $84,829 in the prior year period. Adjusted EBITDA for the three months ended June 30, 2015 was $17,613, an increase of 37% from $12,828 in the prior year period. Adjusted net income for the three months ended June 30, 2015 was $8,853, or $0.24 per diluted share, compared to adjusted net income of $6,616, or $0.18 per diluted share in the prior year period.

Adjusted revenues for the six months ended June 30, 2015 was $199,117, an increase of 22% from $163,368 in the prior year period. Adjusted EBITDA for the six months ended June 30, 2015 was $34,427, an increase of 40% from $24,599 in the prior year period. Adjusted net income for the six months ended June 30, 2015 was $17,101, or $0.46 per diluted share, compared to adjusted net income of $12,917, or $0.35 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Recent Events

Upside Holdings, Inc.

On February 24, 2015, Envestnet acquired all of the stock of Upside Holdings, Inc. (including its subsidiaries “Upside”) for consideration totaling $3,040, subject to certain post-closing adjustments.

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

As a result of the acquisition of Upside, Envestnet provided for the future grant of unvested restricted stock awards to Upside employees at the end of each year in 2015, 2016 and 2017 upon Upside meeting certain performance conditions and then a subsequent two year service condition (Note 13).  If 100 percent of the awards are earned for 2015, 2016 and 2017, the maximum number of shares that could be granted for 2015, 2016 and 2017 equals 22,064, 44,128 and 66,192 shares of common stock, respectively. Envestnet has determined the payments to be categorized as compensation expense.  As of June 30, 2015, no amounts have been recognized as it is currently estimated that the performance targets will not be attained in 2015.

AlphaHedge Capital Partners, LLC

On April 1, 2015, Envestnet purchased 150,000 Class B units representing 10.3% of the outstanding membership interests of AlphaHedge Capital Partners, LLC, (“AlphaHedge”) a Delaware limited liability company for cash consideration of $1,500.  AlphaHedge is a liquid alternatives platform providing access to strategies from a select group of long/short equity managers in a custodian agnostic, separately managed account format.  Envestnet will use the equity method of accounting to record its portion of the AlphaHedge net income or loss on a one quarter lag from AlphaHedge’s actual results of operations.  No results of their operations have been included in condensed financial statements as of June 30, 2015.

Oltis Software LLC

On May 6, 2015, Envestnet acquired all of the issued and outstanding membership interests of Oltis Software LLC (d/b/a Finance Logix®), an Arizona limited liability company (“Finance Logix”). Finance Logix provides financial planning and wealth management software solutions banks, broker-dealers and RIAs.

Under the terms of the Agreement, Envestnet paid upfront consideration of $20,595 in cash, purchase liabilities of $2,905, 123,410 in shares of Envestnet common stock with a fair value of $6,388 and 123,410 stock options to acquire Envestnet common stock at $52.67 per share, with an estimated fair value of $2,542. Envestnet has also agreed to pay an earn-out (in a mix of cash, stock and options) over a three year period, subject to Finance Logix meeting certain financial targets and other customary conditions as discussed below.  See Note 3 of the notes to the condensed consolidated financial statements.

In connection with the acquisition of Finance Logix, Envestnet is required to pay the former owner of Finance Logix future payments in a mix of cash, stock and stock options, based on Finance Logix meeting annual net revenue targets of $5,000, $10,000 and $16,000 for calendar years 2015, 2016 and 2017, respectively, with lower payments for performance below the three yearly targets and a higher payment in 2017 for performance above the target. Envestnet has preliminarily determined the first payment related to the 2015 target to be categorized as compensation expense and the payments, if any, related to 2016 and 2017 targets, to be categorized as contingent consideration.  Envestnet did not record compensation expense as of June 30, 2015 and preliminary did not record a contingent consideration liability as of the date of acquisition.

As of June 30, 2015, the Envestnet has not finalized the opening balance sheet (including taxes), contingent consideration, nor has Envestnet finalized its valuation of Finance Logix’s possible intangible assets and/or goodwill associated with the transaction as well as the fair value of acquired deferred revenue. Envestnet expects to finalize the valuation of the intangible assets and deferred revenue, and complete the acquisition accounting as soon as practicable but no later than March 31, 2016.

Yodlee, Inc.

On August 10, 2015, Envestnet entered into an agreement and plan of merger (the “Merger Agreement”) with Yodlee, Inc., a Delaware corporation (“Yodlee”) and Yale Merger Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Yodlee, with Yodlee continuing as the surviving corporation (the “Merger”) and a wholly owned indirect subsidiary of the Company.

Yodlee is a leading cloud-based platform driving digital financial innovation. Yodlee powers digital financial solutions for over 20 million paid subscribers and over 850 financial institutions and financial technology innovators. Founded in 1999, the company has built a network of over 14,000 data sources and been awarded 72 patents.

Envestnet will acquire all of the shares of Yodlee in a cash and stock transaction valued at $18.88 per share, or approximately $660 million on a fully-diluted equity basis.  As Yodlee has approximately $70 million in cash and cash equivalents, the transaction reflects an enterprise value of approximately $590 million. The deal price consists of $10.78 per share in cash and $8.10 per share in Envestnet stock, and is expected to be funded with available balance sheet cash, Envestnet stock and up to $200 million in committed debt financing.

The stock portion of the consideration will be determined based upon the volume weighted average price per share of Envestnet common stock for the 10 consecutive trading days ending on (and including) the second trading day immediately prior to completion of the transaction, subject to a collar of $39.006 to $47.674 per share.  The amount of Envestnet stock to be issued in the transaction is limited to 19.9% of Envestnet’s outstanding common stock as of immediately prior to the closing of the transaction.  In order to remain below that threshold, Envestnet will pay up to an additional $32 million in cash in the aggregate at closing.

The Merger Agreement contains certain termination rights, including, among others, the right of either party to terminate the Merger Agreement if the Merger does not occur by February 15, 2016 and the right of Envestnet to terminate the Merger Agreement due to the withdrawal or adverse change of the recommendation by the Yodlee Board of Directors. If the Merger Agreement is terminated by Envestnet, in certain circumstances described in the Merger Agreement, a termination fee equal to approximately $18 million will be payable by Yodlee to Envestnet.

In connection with the definitive agreement, funds affiliated with Warburg Pincus, which collectively own approximately 26.9 percent of Yodlee’s common stock, have entered into a voting agreement pursuant to which it has committed to support the transaction.

The transaction is expected to close in the fourth quarter of 2015 or in the first quarter of 2016, subject to receipt of regulatory approvals and other customary closing conditions, as well as approval by Yodlee stockholders. Envestnet and Yodlee will continue to operate separately until the transaction closes.

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated. AUM/A metrics in the table below include Placemark, which added approximately $15.4 billion in assets, 45,000 accounts and 3,400 advisors as of October 1, 2014.

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2014	2014	2014	2015	2015
	(in millions, except accounts and advisor data)
Platform Assets
Assets Under Management (AUM)	$53,063	$54,935	$72,120	$74,643	$75,922
Assets Under Administration (AUA)	156,723	164,639	174,249	181,239	181,922
Subtotal AUM/A	209,786	219,574	246,369	255,882	257,844
Licensing	412,141	448,169	466,982	493,284	534,674
Total Platform Assets	$621,927	$667,743	$713,351	$749,166	$792,518

Platform Accounts
AUM	239,367	255,359	310,351	319,896	332,738
AUA	596,886	642,192	667,274	679,753	695,463
Subtotal AUM/A	836,253	897,551	977,625	999,649	1,028,201
Licensing	1,659,313	1,830,678	1,881,352	1,982,773	2,044,355
Total Platform Accounts	2,495,566	2,728,229	2,858,977	2,982,422	3,072,556

Advisors
AUM/A	24,945	24,887	28,605	29,023	29,541
Licensing	8,583	11,266	11,632	12,306	12,870
Total Advisors	33,528	36,153	40,237	41,329	42,411

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended June 30, 2015
	As of 3/31/15	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Licensing	As of 6/30/15
	(in millions except accounts)
Assets under Management (AUM)	$74,643	$6,665	$(4,629)	$2,036	$(757)	$—	$75,922
Assets under Administration (AUA)	181,239	15,330	(10,352)	4,978	(1,157)	(3,138)	181,922
Total AUM/A	$255,882	$21,995	$(14,981)	$7,014	$(1,914)	$(3,138)	$257,844
Fee-Based Accounts	999,649	86,218	(47,859)	38,359		(9,807)	1,028,201

The above AUM/A gross sales figures include $1.3 billion in new client conversions. The Company onboarded an additional $44.4 billion in licensing conversions during the three months ended June 30, 2015. Also during the second quarter, approximately $3.1 billion in assets were reclassified from AUA to Licensing in connection with client conversion activity.

	Asset Rollforward - Six Months Ended June 30, 2015
	As of 12/31/14	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Licensing	As of 6/30/15
	(in millions except accounts)
Assets under Management (AUM)	$72,120	$12,847	$(8,916)	$3,931	$(129)	$—	$75,922
Assets under Administration (AUA)	174,249	31,146	(21,281)	9,865	946	(3,138)	181,922
Total AUM/A	$246,369	$43,993	$(30,197)	$13,796	$817	$(3,138)	$257,844
Fee-Based Accounts	977,625	163,988	(103,605)	60,383		(9,807)	1,028,201

The above AUM/A gross sales figures include $3.1billion in new client conversions. The Company onboarded an additional $59.8 billion in licensing conversions during the six months ended June 30, 2015. Also during the second quarter, approximately $3.1 billion in assets were reclassified from AUA to Licensing in connection with client conversion activity.

The mix of AUM and AUA was as follows for the periods indicated:

	June 30,	September 30,	December 31,	March 31,	June 30,
	2014	2014	2014	2015	2015
Assets under management (AUM)	25%	25%	29%	29%	29%
Assets under administration (AUA)	75%	75%	71%	71%	71%
	100%	100%	100%	100%	100%

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2015

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
	(in thousands)
Revenues:
Assets under management or administration	$83,819	$70,727	$13,092	19%
Licensing and professional services	18,844	14,102	4,742	34%
Total revenues	102,663	84,829	17,834	21%

Operating expenses:
Cost of revenues	42,486	37,955	4,531	12%
Compensation and benefits	31,956	25,157	6,799	27%
General and administration	15,512	12,936	2,576	20%
Depreciation and amortization	5,725	4,615	1,110	24%
Restructuring charges	518	—	518	100%
Total operating expenses	96,197	80,663	15,534	19%
Income from operations	6,466	4,166	2,300	55%
Other income (expense)	(2,251)	1,839	(4,090)	*
Income before income tax provision	4,215	6,005	(1,790)	-30%
Income tax provision	1,679	2,355	(676)	-29%
Net income	2,536	3,650	(1,114)	-31%
Add: Net loss attributable to non-controlling interest	—	69	(69)	-100%
Net income attributable to Envestnet, Inc.	$2,536	$3,719	$(1,183)	-32%

*Not meaningful.

Revenues

Total revenues increased 21% from $84,829 in the three months ended June 30, 2014 to $102,663 in the three months ended June 30, 2015. The increase was primarily due to an increase in revenues from AUM or AUA of $13,092. Revenues from AUM/A were 82% and 83% of total revenues in the three months ended June 30, 2015 and 2014, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 19% from $70,727 in the three months ended June 30, 2014 to $83,819 in the three months ended June 30, 2015. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2015, relative to the corresponding period in 2014. In the second quarter of 2015, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2014, as well as an increase in revenues resulting from the Placemark acquisition.

The number of financial advisors with AUM or AUA on our technology platforms increased from 24,945 as of June 30, 2014 to 29,541 as of June 30, 2015 and the number of AUM or AUA client accounts increased from approximately 836,000 as of June 30, 2014 to approximately 1,028,000 as of June 30, 2015.

Licensing and professional services

Licensing and professional services revenues increased 34% from $14,102 in the three months ended June 30, 2014 to $18,844 in the three months ended June 30, 2015, primarily due to increases in licensing revenue of $3,434, an increase in professional services revenue of $880 and an increase in other revenue of $428, primarily related to our annual Advisor Summit.

Cost of revenues

Cost of revenues increased 12% from $37,955 in the three months ended June 30, 2014 to $42,486 in the three months ended June 30, 2015, primarily due to a corresponding increase in revenues from AUM or AUA partially offset by Placemark revenue which is recognized net of manager fees. In addition, cost of revenues related to the Advisor Summit increased by $493 period over period.  As a percentage of total revenues, cost of revenues decreased from 45% in the three months ended June 30, 2014 to 41% in the three months ended June 30, 2015.

Compensation and benefits

Compensation and benefits increased 27% from $25,157 in the three months ended June 30, 2014 to $31,956 in the three months ended June 30, 2015, primarily due to an increase in salaries, benefits and related payroll taxes of $6,508, primarily a result of an increase in headcount, including headcount related to the Placemark acquisition.  As a percentage of total revenues, compensation and benefits increased from 30% in the three months ended June 30, 2014 to 31% in the three months ended June 30, 2015.

General and administration

General and administration expenses increased 20% from $12,936 in the three months ended June 30, 2014 to $15,512 in the three months ended June 30, 2015, primarily due to increases in professional and legal fees of $437, travel and entertainment costs of $474, communication, research and data services costs of $447, marketing related costs of $370 and website and systems development costs of $306, accretion on contingent consideration of $357, offset by downward adjustments to the estimated fair market values of contingent consideration amounts totaling $456.  As a percentage of total revenues, general and administration expenses was 15% in the three months ended June 30, 2014 and 2015.

Depreciation and amortization

Depreciation and amortization expense increased 24% from $4,615 in the three months ended June 30, 2014 to $5,725 in the three months ended June 30, 2015, primarily due to increases in intangible asset amortization of $1,008 as a result of the Placemark and Finance Logix acquisitions.  As a percentage of total revenues, depreciation and amortization expense increased from 5% in the three months ended June 30, 2014 to 6% in the three months ended June 30, 2015.

Restructuring charges

In the three months ended June 30, 2015, the Company incurred restructuring charges of $518, primarily lease abandonment charges related to the former Placemark office located in Wellesley, Massachusetts.

Other income (expense), net

Other income (expense), net includes an increase in interest expense of $2,341 as a result of the issuance of Convertible Notes in the fourth quarter of 2014 (see Note 11 of notes to the condensed consolidated financial statements), and a decrease in other income of $1,824, primarily as a result of an agreement reached in 2014, with a vendor regarding the recovery of certain expenses which occurred in 2013.

Income tax provision

	Three Months Ended
	June 30,
	2015	2014
	(in thousands)
Income tax provision	$1,679	$2,355
Effective tax rate	40.0%	39.1%

For the three months ended June 30, 2015, our effective tax rate differs from the statutory rate primarily due to the effect of an increase in the blended state tax rate, permanent differences, an uncertain tax position current year accrual related to transfer pricing and non-recognition of a loss from a subsidiary due to a full valuation allowance. For the three months June 30, 2014, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences and foreign tax expense.

Six months ended June 30, 2014 compared to six months ended June 30, 2015

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
		(in thousands)
Revenues:
Assets under management or administration	$164,896	$137,808	$27,088	20%
Licensing and professional services	34,221	25,560	8,661	34%
Total revenues	199,117	163,368	35,749	22%

Operating expenses:
Cost of revenues	81,181	72,392	8,789	12%
Compensation and benefits	63,491	48,616	14,875	31%
General and administration	29,721	25,086	4,635	18%
Depreciation and amortization	11,058	9,037	2,021	22%
Restructuring charges	518	—	518	100%
Total operating expenses	185,969	155,131	30,838	20%
Income from operations	13,148	8,237	4,911	60%
Other income (expense)	(4,454)	1,920	(6,374)	*
Income before income tax provision	8,694	10,157	(1,463)	-14%
Income tax provision	3,647	3,639	8	0%
Net income	5,047	6,518	(1,471)	-23%
Add: Net loss attributable to non-controlling interest	—	195	(195)	-100%
Net income attributable to Envestnet, Inc.	$5,047	$6,713	$(1,666)	-25%

*Not meaningful.

Revenues

Total revenues increased 22% from $163,368 in the six months ended June 30, 2014 to $199,117 in the six months ended June 30, 2015. The increase was primarily due to an increase in revenues from AUM or AUA of $27,088. Revenues from AUM/A were 83% and 84% of total revenues in the six months ended June 30, 2015 and 2014, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 20% from $137,808 in the six months ended June 30, 2014 to $164,896 in the six months ended June 30, 2015. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2015, relative to the corresponding period in 2014. In the second quarter of 2015, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2014, as well as an increase in revenues resulting from the Placemark acquisition.

The number of financial advisors with AUM or AUA on our technology platforms increased from 24,945 as of June 30, 2014 to 29,541 as of June 30, 2015 and the number of AUM or AUA client accounts increased from approximately 836,000 as of June 30, 2014 to approximately 1,028,000 as of June 30, 2015.

Licensing and professional services

Licensing and professional services revenues increased 34% from $25,560 in the six months ended June 30, 2014 to $34,221 in the six months ended June 30, 2015, primarily due to increases in licensing revenue of $6,905, an increase in professional services revenue of $1,258 and an increase in other revenue of $498, primarily related to our annual Advisor Summit.

Cost of revenues

Cost of revenues increased 12% from $72,392 in the six months ended June 30, 2014 to $81,181 in the six months ended June 30, 2015, primarily due to a corresponding increase in revenues from AUM or AUA partially offset by Placemark revenue which is recognized net of manager fees. In addition cost of revenues related to the Advisor Summit increased by $493 period over period.  As a percentage of total revenues, cost of revenues decreased from 44% in the six months ended June 30, 2014 to 41% in the six months ended June 30, 2015.

Compensation and benefits

Compensation and benefits increased 31% from $48,616 in the six months ended June 30, 2014 to $63,491 in the six months ended June 30, 2015, primarily due to increases in salaries, benefits and related payroll taxes of $12,673, primarily a result of an increase in headcount, including headcount related to the Placemark acquisition, non-cash stock-based compensation expense of $982 and severance expense of $851.  As a percentage of total revenues, compensation and benefits increased from 30% in the six months ended June 30, 2014 to 32% in the six months ended June 30, 2015.

General and administration

General and administration expenses increased 18% from $25,086 in the six months ended June 30, 2014 to $29,721 in the six months ended June 30, 2015, primarily due to increases in communication, research and data services costs of $1,040, travel and entertainment costs of $932, website and systems development costs of $697, and professional and legal fees of $672, accretion on contingent consideration of $287, offset by downward adjustments to the estimated fair market values of contingent consideration amounts totaling $1,902.  As a percentage of total revenues, general and administration expenses was 15% in the six months ended June 30, 2014 and 2015.

Depreciation and amortization

Depreciation and amortization expense increased 22% from $9,037 in the six months ended June 30, 2014 to $11,058 in the six months ended June 30, 2015, primarily due to increases in intangible asset amortization of $1,702 as a result of the Placemark and Finance Logix acquisitions.  As a percentage of total revenues, depreciation and amortization expense was 6% in the six months ended June 30, 2014 and 2015.

Restructuring charges

In the six months ended June 30, 2015, the Company incurred restructuring charges of $518, primarily lease abandonment charges related to the former Placemark office located in Wellesley, Massachusetts.

Other income (expense), net

Other income (expense), net includes an increase in interest expense of $4,697 as a result of the issuance of Convertible Notes in the fourth quarter of 2014 (see Note 11 of notes to the condensed consolidated financial statements), and a decrease in other income of $1,793, primarily as a result of an agreement reached in 2014, with a vendor regarding the recovery of certain expenses which occurred in 2013.

Income tax provision

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Income tax provision	$3,647	$3,639
Effective tax rate	41.9%	35.8%

For the six months ended June 30, 2015, our effective tax rate differs from the statutory rate primarily due to the effect of an increase in the blended state tax rate, permanent differences, an uncertain tax position current year accrual related to transfer pricing and non-recognition of a loss from a subsidiary due to a full valuation allowance. For the six months June 30, 2014, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, the recognition of previously unrecognized tax benefits, and a change in the tax rate expected to apply to taxable income when deferred income taxes are realized.

Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Adjusted revenues	$102,663	$84,829	$199,117	$163,368
Adjusted EBITDA	17,613	12,828	34,427	24,599
Adjusted net income	8,853	6,616	17,101	12,917
Adjusted net income per share	0.24	0.18	0.46	0.35

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

“Adjusted EBITDA” represents net income before interest income, interest expense, accretion on contingent consideration, income tax provision, depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, fair market value adjustment on contingent consideration, severance, litigation related expense, other income and pre-tax loss attributable to non-controlling interest.

“Adjusted net income” represents net income before non-cash interest expense, accretion on contingent consideration, amortization of acquired intangibles, non-cash compensation expense, restructuring charges and transaction costs, fair-market value adjustment on contingent consideration, severance, litigation related expense, other income, and net loss attributable to non-controlling interest. Reconciling items, excluding non-deductible transaction costs, are tax effected using the income tax rates in effect on the applicable date.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provide comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision, restructuring charges and transaction costs, imputed interest on contingent consideration, fair market value adjustments on contingent consideration, severance, litigation related expense, pre-tax loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•                  Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2015 and 2014, we had cash income tax payments, net of refunds, of $791 and $18 for the six months ended June 30, 2015 and 2014, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•                  Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Total revenues	$102,663	$84,829	$199,117	$163,368
Deferred revenue fair value adjustment	—	—	—	—
Adjusted revenues	$102,663	$84,829	$199,117	$163,368

The following table sets forth a reconciliation of net income to adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$2,536	$3,650	$5,047	$6,518
Add (deduct):
Interest income	(89)	(14)	(211)	(95)
Interest expense	2,341	—	4,697	—
Accrection on contingent consideration	309	412	651	824
Income tax provision	1,679	2,355	3,647	3,639
Depreciation and amortization	5,725	4,615	11,058	9,037
Non-cash compensation expense	3,330	3,199	6,749	5,767
Restructuring charges and transaction costs	1,539	583	2,969	687
Fair market value adjustment on contingent consideration	(456)	(460)	(1,902)	(460)
Severance	262	—	855	4
Litigation related expense	—	17	—	17
Other income	—	(1,825)	—	(1,825)
Pre-tax loss attributable to non-controlling interest	437	296	867	486
Adjusted EBITDA	$17,613	$12,828	$34,427	$24,599

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015*	2014*	2015*	2014*
	(in thousands)
Net income	$2,536	$3,650	$5,047	$6,518
Add (deduct):
Non-cash interest expense	914	—	1,838	—
Accretion on contingent consideration	185	247	390	494
Amortization of acquired intangibles	2,137	1,532	4,020	2,998
Non-cash compensation expense	1,997	1,920	4,049	3,461
Restructuring charges and transaction costs	937	451	1,865	513
Fair market value adjustment on contingent consideration	(273)	(276)	(1,141)	(276)
Severance	158	—	513	2
Litigation related expense	—	10	—	10
Other income	—	(1,095)	—	(1,095)
Net loss attributable to non-controlling interest	262	177	520	292
Adjusted net income	$8,853	$6,616	$17,101	$12,917

Diluted number of weighted-average shares outstanding	37,654,074	36,805,758	37,504,028	36,726,121

Adjusted net income per share	$0.24	$0.18	$0.46	$0.35

*Adjustments, excluding non-deductible transaction costs, are tax effected using an income tax rate of 40% for 2015 and 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had total cash and cash equivalents of $198,927 compared to $209,754 as of December 31, 2014. We plan to use existing cash as of June 30, 2015 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and future acquisitions, investments and other strategic activity.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)

Net cash provided by operating activities	$4,654	$17,891
Net cash used in investing activities	(30,332)	(6,492)
Net cash provided by financing activities	14,851	3,123
Net (decrease) increase in cash and cash equivalents	(10,827)	14,522
Cash and cash equivalents, end of period	198,927	64,464

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 decreased by $13,237 compared to the same period in 2014, primarily due to a decrease in net income of $1,471, a decrease in non-cash adjustments totaling $6,266, and a decrease in the change in operating assets and liabilities totaling $5,500.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 increased by $23,840 compared to the same period in 2014. The increase is primarily a result of an increase in cash disbursements for acquisitions of $21,712 and an investment in a private company for $1,500.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 increased by $11,728 compared to the same period in 2014, primarily a result of an increase in proceeds from the exercise of stock options of $4,294 and an increase in the excess tax benefits from stock-based compensation of $12,292, offset by an increase in treasury stock purchases for stock-based minimum tax withholdings of $4,860.

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

Commitments and Off-Balance Sheet Arrangements

Leases

The Company rents office space under leases that expire at various dates through 2026.  Future minimum lease commitments under these operating leases, as of June 30, 2015, were as follows:

Years ending December 31:
Remainder of 2015	$3,704
2016	8,059
2017	7,143
2018	6,727
2019	6,628
Thereafter	23,238
Total	$55,499

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and six months ended June 30, 2015, 82% and 83%, respectively of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and six months ended June 30, 2015, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $293 and $620 to pre-tax earnings, respectively, and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $240 and $507 to pre-tax earnings, respectively.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

Item 4.                                   Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level, because of an as yet unremediated material weakness in internal control over financial reporting related to controls over the portion of revenues and cost of revenues of a business that was acquired in 2013, Wealth Management Solutions, that was not migrated to the Envestnet core technology platform in 2014. We have also not yet remediated a lack of adequately designed or documented controls related to the financial statement review process, including the review of manual journal entries. The material weakness is further described below in Item 9A-Controls and Procedures in the 2014 Form 10-K.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2015, although the Company is executing on its material weakness remediation plan, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management believes the measures described in its Form 10-Q for the quarterly period ended March 31, 2015 and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect these remedial actions and or other actions related to this maternal weakness to be effectively implemented in 2015.

The Company has been executing on our remediation plan that will address the material weakness in internal control over financial reporting as discussed above. During the six months ended June 30, 2015, the Company has performed the following procedures:

• The Company migrated one former WMS client from the legacy WMS platform to the Envestnet core technology platform. For these migrated clients, management validated all revenues related to such migrated clients that were computed using the legacy WMS platform against all revenues computed by the Envestnet core technology platform for the same migrated clients, and noted no variances. During the second half of 2015, one former WMS client is scheduled to be migrated to the Envestnet core technology platform. Management anticipates that as of December 31, 2015, only one WMS client will remain on the WMS legacy platform, with final conversion expected in the first half of 2016. Upon completion of the conversion, the legacy WMS platform will no longer by utilized;

• The Company is in the process of documenting and testing all relevant internal controls related to the legacy WMS platform;

• The Company is designing controls related to the review of manual journal entries.  Management continues to review its internal controls related to the financial statement review process for enhancement;

• The Company has identified certain technology enhancements specifically identified to increase the use and effectiveness of preventive controls in the financial statement review process, including those related to revenue and related accounts receivable process, and the account reconciliation process.  These technology enhancements will begin to be implemented in the second half of 2015 and are anticipated to be completed in 2016;

• The Company has hired additional accounting/finance personnel, including the hiring of an experienced accounting manager, designed to strengthen managements review and documentation over internal control over financial reporting.  In addition, the Company is evaluating its staffing to determine if additional resources are necessary in the second half of 2016;

If the remedial measures as described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future which could harm our business.

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

Item 1A.                         Risk Factors

The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A of Part I of our Form 10-K for the year ended December 31, 2014. The Risk Factors listed in our Form 10-K for the year ended December 31, 2014 under the subheading, “Our failure to successfully integrate acquisitions could strain our resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our results of operations, financial condition or business” is amended and restated to read in its entirety as set forth below.

Our failure to successfully integrate acquisitions could strain our resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our results of operations, financial condition or business.

We expect to grow our business by, among other things, making acquisitions. Over the past four years we have completed five significant acquisitions. We recently announced the acquisition of Yodlee, Inc. (the “Yodlee Acquisition”).  Acquisitions involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Acquisitions might also result in losing key employees. In addition, we may fail to successfully integrate acquisitions. We may also fail to generate enough revenues or profits from an acquisition to earn a return on the associated purchase price.

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

Even if we complete the Yodlee Acquisition, we may fail to realize all of the anticipated benefits of the proposed Yodlee Acquisition.

The success of the proposed Yodlee Acquisition will depend, in part, on our ability to realize the anticipated benefits of the acquisition.  The anticipated benefits the proposed Yodlee Acquisition may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies.  There could be potential unknown liabilities and unforeseen expenses associated with the Yodlee Acquisition that were not discovered in the course of performing due diligence.

The Company’s level of indebtedness will increase upon completion of the Yodlee Acquisition and will increase the related risks the Company now faces.

In connection with the Yodlee Acquisition, the Company will incur significant additional indebtedness. As a result, the Company will be subject to increased risks associated with debt financing, including an increased risk that the Company’s cash flow could be insufficient to meet required payments on its debt. As of June 30, 2015, the Company had indebtedness of approximately $172.5 million. Taking into account the incurrence of additional indebtedness in connection with the Yodlee Acquisition, the Company’s pro forma consolidated indebtedness as of June 30, 2015, after giving effect to the Yodlee Acquisition, would be up to approximately $300 million. The Company’s increased indebtedness could have important consequences to holders of the Company’s common stock, including:

•      increasing the Company’s vulnerability to general adverse economic and industry conditions;

•      limiting the Company’s ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures and other general corporate requirements;

•      requiring the use of a substantial portion of the Company’s cash flow from operations for the payment of principal and interest on the Company’s indebtedness, thereby reducing the Company’s ability to use the Company’s cash flow to fund working capital, acquisitions, capital expenditures and general corporate operating requirements; and

•      limiting the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and industry.

The Company’s variable rate indebtedness subjects the Company to interest rate risk. When interest rates increase, so will the Company’s interest costs, which could adversely affect the Company’s cash flow, the Company’s ability to pay principal and interest on its debt and the Company’s cost of refinancing its debt when it becomes due. Additionally, if the Company chooses to hedge its interest rate risk, the Company cannot guarantee that the hedge will be effective or that the hedging counterparty will meet its obligations to the Company.

Item  2.                               Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

(c) Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicaly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
April 1, 2015 through April 30, 2015	—	$—	—	—
May 1, 2015 through May 31, 2015	—	—	—	—
June 1, 2015 through June 30, 2015	2,021	56.08	—	—

Item  3.                                Defaults Upon Senior Securities

None.

Item  4.                                Mine Safety Disclosures

Not applicable.

Item  5.                               Other Information

None.

Item  6.                               Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2015.

ENVESTNET, INC.

By:	/s/ Judson Bergman
Judson Bergman
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Membership Interest Purchase Agreement by and among Oleg Tishkevich, Envestnet, Inc. and, solely for purposes of Article 9, OLTIS SOFTWARE LLC (d/b/a Finance Logix), dated as of May 6, 2015.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

*                 Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) the Condensed Consolidated Statement of Equity for the six months ended June 30, 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.