Form 10-Q
period 2015-09-30
ENVESTNET, INC.
filed 2015-11-09
CIK 1337619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 1,  2015, 35,880,687 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$208,348	$209,754
Fees and other receivables, net	25,467	20,345
Deferred tax assets, net	4,635	4,654
Prepaid expenses and other current assets	20,714	7,242
Total current assets	259,164	241,995

Property and equipment, net	18,461	16,629
Internally developed software, net	8,891	7,023
Intangible assets, net	65,199	58,654
Goodwill	134,814	104,976
Deferred tax assets, net	—	565
Other non-current assets	11,128	9,516
Total assets	$497,657	$439,358

Liabilities and Equity
Current liabilities:
Accrued expenses	$53,224	$48,247
Accounts payable	5,236	4,869
Contingent consideration	3,057	6,405
Deferred revenue	8,320	5,159
Total current liabilities	69,837	64,680

Convertible notes	148,877	145,203
Contingent consideration	2,957	7,462
Deferred revenue	13,107	6,954
Deferred rent	4,405	3,588
Lease incentive	5,379	5,550
Deferred tax liabilities, net	718	—
Other non-current liabilities	2,002	2,430
Total liabilities	247,282	235,867

Commitments and contingencies

Redeemable units in ERS, LLC	2,400	1,500
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized
Common stock, par value $0.005, 500,000,000 shares authorized; 47,780,564 and 46,345,376 shares issued as of September 30, 2015 and December 31, 2014, respectively; 35,854,291 and 34,544,653 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	239	232
Additional paid-in capital	278,486	233,888
Accumulated deficit	(11,094)	(19,443)
Treasury stock at cost, 11,926,273 and 11,800,723 shares as of September 30, 2015 and December 31, 2014, respectively	(20,054)	(13,242)
Total stockholders’ equity	247,577	201,435
Non-controlling interest	398	556
Total equity	247,975	201,991
Total liabilities and equity	$497,657	$439,358

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues:
Assets under management or administration	$85,576	$74,899	$250,472	$212,707
Licensing and professional services	17,791	13,678	52,012	39,238
Total revenues	103,367	88,577	302,484	251,945

Operating expenses:
Cost of revenues	41,027	39,111	122,208	111,503
Compensation and benefits	32,671	25,833	96,162	74,449
General and administration	15,184	13,428	44,905	38,514
Depreciation and amortization	6,157	4,253	17,215	13,290
Restructuring charges	—	—	518	—
Total operating expenses	95,039	82,625	281,008	237,756

Income from operations	8,328	5,952	21,476	14,189
Other income (expense)	(2,347)	(11)	(6,801)	1,909
Income before income tax provision	5,981	5,941	14,675	16,098

Income tax provision	2,679	2,173	6,326	5,812

Net income	3,302	3,768	8,349	10,286
Add: Net loss attributable to non-controlling interest	—	—	—	195
Net income attributable to Envestnet, Inc.	$3,302	$3,768	$8,349	$10,481

Net income per share attributable to Envestnet, Inc.:
Basic	$0.09	$0.11	$0.23	$0.30

Diluted	$0.09	$0.10	$0.22	$0.28

Weighted average common shares outstanding:
Basic	36,021,784	34,674,245	35,651,508	34,447,619

Diluted	37,614,701	37,006,796	37,563,815	36,832,154

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

	Common Stock		Treasury Stock		Additional		Non-	Total
			Common		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2014	46,345,376	$232	(11,800,723)	$(13,242)	$233,888	$(19,443)	$556	$201,991

Exercise of stock options	936,486	4	—	—	7,444	—	—	7,448
Issuance of common stock - vesting of restricted stock units	375,292	2	—	—	—	—	—	2
Acquisition of business	123,410	1	—	—	8,929		—	8,930
Stock-based compensation expense	—	—	—	—	10,157	—	—	10,157
Excess tax benefits from stock-based compensation expense	—	—	—	—	18,010	—	—	18,010
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(125,550)	(6,812)	—	—	—	(6,812)
Purchase of ERS units	—	—	—	—	58	—	(158)	(100)
Net income	—	—	—	—	—	8,349	—	8,349
Balance, September 30, 2015	47,780,564	$239	(11,926,273)	$(20,054)	$278,486	$(11,094)	$398	$247,975

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014

OPERATING ACTIVITIES:
Net income	$8,349	$10,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,215	13,290
Deferred rent and lease incentive	628	173
Provision for doubtful accounts	31	—
Deferred income taxes	(264)	—
Stock-based compensation expense	10,157	8,443
Excess tax benefits from stock-based compensation	(18,010)	(5,086)
Interest expense	7,081	—
Accretion on contingent consideration	794	1,108
Fair market value adjustment on contingent consideration	(3,791)	(342)
Changes in operating assets and liabilities, net of acquisitions:
Fees and other receivables	(4,817)	(4,613)
Prepaid expenses and other current assets	4,534	3,966
Other non-current assets	(1,024)	(736)
Accrued expenses	(2,068)	3,212
Accounts payable	113	2,009
Deferred revenue	7,331	2,835
Other non-current liabilities	(428)	278
Net cash provided by operating activities	25,831	34,823

INVESTING ACTIVITIES:
Purchase of property and equipment	(6,852)	(5,249)
Capitalization of internally developed software	(3,782)	(2,562)
Investment in private company	(1,500)	—
Purchase of ERS, LLC units	(100)	—
Acquisition of businesses, net of cash acquired	(27,332)	(1,288)
Net cash used in investing activities	(39,566)	(9,099)

FINANCING ACTIVITIES:
Proceeds from bank indebtedness	—	30,000
Payments of contingent consideration	(7,219)	(6,000)
Payment of promissory note	—	(1,500)
Issuance of redeemable units in ERS, LLC	900	1,500
Proceeds from exercise of stock options	7,448	3,146
Excess tax benefits from stock-based compensation expense	18,010	5,086
Purchase of treasury stock for stock-based minimum tax withholdings	(6,812)	(1,999)
Issuance of restricted stock units	2	—
Net cash provided by financing activities	12,329	30,233

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,406)	55,957

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	209,754	49,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,348	$105,899

Supplemental disclosure of cash flow information - cash paid during the period for income taxes, net of refunds	$937	$154
Supplemental disclosure of cash flow information - cash paid during the period for interest	2,454	—
Supplemental disclosure of non-cash operating, investing and financing activities:
Non-cash consideration issued in a business acquisition	8,930	—
Purchase liabilities included in accrued expenses	3,520	—
Contingent consideration issued in a business acquisition	2,363	3,285
Leasehold improvements funded by lease incentive	330	2,865
Purchase of fixed assets included in accounts payable	209	—
Settlement of contingent consideration liability upon issuance of ERS, LLC membership interest	—	158

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.Organization and Description of Business

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

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2014 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2015 and the results of operations, equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements for the year ended December 31, 2014 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

3.Business Acquisitions

Upside Holdings, Inc.

On February 24, 2015, Envestnet, Inc. (the “Company”) acquired all of the stock of Upside Holdings, Inc. (including its subsidiaries “Upside”) for consideration totaling $2,641.

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

As a result of the acquisition of Upside, the Company provided for the future grant of unvested restricted stock unit awards to Upside employees at the end of each year in 2015, 2016 and 2017 upon Upside meeting certain performance conditions and then a subsequent two-year service condition (Note 12).  If 100 percent of the awards are earned for 2015, 2016 and 2017, the maximum number of units that could be granted for 2015, 2016 and 2017 equals 22,064,  44,128 and 66,192 units, respectively. Each unit represents the right to receive one share of common stock of the Company, subject to the terms and conditions of the award. The Company has determined the payments to be categorized as compensation expense.  As of September 30, 2015, no amounts have been recognized as it is currently estimated that the performance targets will not be attained in 2015.

The consideration transferred in the acquisition was as follows:

Cash consideration	$2,040
Purchase liabilities	615
Cash acquired	(14)
Total	$2,641

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$6
Total liabilities assumed	(404)
Identifiable intangible assets	1,450
Goodwill	1,589
Total net assets acquired	$2,641

The estimated useful life and amortization method of the intangible asset acquired is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Proprietary technology	$1,450	4	Straight-line

The results of Upside’s operations are included in the condensed consolidated statement of operations beginning February 24, 2015, and are not material to the Company’s results of operations.

For the three and nine months ended September 30, 2015, acquisition related costs for Upside totaled $3 and $221 and are included in general and administration expenses.

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

The Company acquired Finance Logix to integrate its technology within the Company’s unified wealth management platform, which will allow advisors to offer financial planning that flows seamlessly into portfolio construction and ongoing management on a single platform. Finance Logix allows the Company to deliver that capability and increase the breadth of our platform and the functionality gap between our platform and competing platforms.  The goodwill arising from the acquisition represents cross-selling opportunities, the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill is deductible for income tax purposes.

In connection with the acquisition of Finance Logix, the Company is required to pay the former owner of Finance Logix future payments in a mix of cash, stock and stock options, based on Finance Logix meeting annual net revenue targets of $5,000,  $10,000 and $16,000 for calendar years 2015, 2016 and 2017, respectively, with lower payments for performance below the three yearly targets and a higher payment in 2017 for performance above the target. The Company has preliminarily determined the first payment related to the 2015 target to be categorized as compensation expense and the payments, if any, related to 2016 and 2017 targets, to be categorized as contingent consideration. The Company did not record compensation expense as of September 30, 2015 and has not recorded a contingent consideration liability as payment is not expected to occur at this time.

Changes to the estimated fair value of the contingent consideration, if any, will be recognized in earnings of the Company.

As of September 30, 2015, the Company has not finalized the opening balance sheet (including taxes), contingent consideration, nor has the Company finalized its valuation of Finance Logix’s intangible assets and/or goodwill associated with the transaction as well as the fair value of acquired deferred revenue. The Company expects to finalize the valuation of the intangible assets and deferred revenue, and complete the acquisition accounting as soon as practicable but no later than March 31, 2016.

The preliminary estimated consideration transferred in the acquisition was as follows:

Cash consideration	$20,595
Stock and stock option consideration	8,930
Purchase liabilities	2,905
Cash acquired	(909)
Total	$31,521

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$99
Total liabilities assumed	(2,339)
Identifiable intangible assets	10,500
Goodwill	23,261
Total net assets acquired	$31,521

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$8,500	12	Accelerated
Proprietary technology	2,000	4	Straight-line
Total	$10,500

The results of Finance Logix’s operations are included in the condensed consolidated statement of operations beginning May 6, 2015. Finance Logix’s revenues for the three and nine month periods ended September 30, 2015 totaled $584 and $1,057, respectively. Finance Logix’s net loss for the three and nine month periods ended September 30, 2015 totaled $479 and $808, respectively. The net loss for the three and nine month period ended September 30, 2015 includes estimated acquired intangible asset amortization of $376 and $626, respectively.

For the three and nine months ended September 30, 2015, acquisition related costs for Finance Logix totaled $40 and $415, respectively, and are included in general and administration expenses. The Company may incur additional acquisition related costs during the fourth quarter of 2015.

Castle Rock Innovations, Inc.

On August 30, 2015, the Company acquired all of the outstanding shares of capital stock of Castle Rock Innovations, Inc., a Delaware corporation (“Castle Rock”).  Castle Rock provides data aggregation and plan benchmark solutions to retirement plan record-keepers, broker-dealers, and advisors.

The Company acquired Castle Rock with plans to combine the Castle Rock offering into Envestnet Retirement Solutions, LLC (“ERS”).  Castle Rock’s AXIS Retirement Plan Analytics Platform enables retirement plan fiduciaries to comply with 408(b)(2) and 404a-5 regulatory fee disclosure reporting requirements. The AXIS platform offers a single web-based interface and data repository to service the reporting needs of all types of retirement plans, and can be integrated with all record-keeping systems. AXIS also includes features for editing and generating reports for filings, reporting plan expenses, and comparing retirement plans and participants to those of their peers by industry, company size, and other characteristics. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes.

The preliminary estimated consideration transferred in the acquisition was as follows:

Cash consideration	$5,940
Contingent consideration liability	2,363
Cash acquired	(320)
Total	$7,983

In connection with the acquisition of Castle Rock, the Company is required to pay contingent consideration of 45% of the first annual post-closing period revenues minus $100,  35% of the second annual post-closing period revenue minus $100 and 30% of the third annual post-closing period revenue minus $100. The Company recorded a preliminary estimated liability as of the date of acquisition of $2,363, which represented the estimated fair value of contingent consideration on the date of acquisition and is considered a Level 3 fair value measurement as described in Note 8.

The preliminary estimated fair value of contingent consideration as of September 30, 2015 was $2,363. This amount is the present value of an undiscounted liability of $2,850, applying a discount rate of 10%.  The first, second and third undiscounted payments are anticipated to be $941 on September 30, 2016, $981 on September 30, 2017 and $928 on September 30, 2018.  Changes to the estimated fair value of the contingent consideration, if any, will be recognized in earnings of the Company.

As of September 30, 2015, the Company has not finalized the opening balance sheet (including taxes), contingent consideration, nor has the Company finalized its valuation of Castle Rock’s intangible assets and/or goodwill associated with the transaction as well as the fair value of acquired deferred revenue. The Company expects to finalize the valuation of the intangible assets and deferred revenue, and complete the acquisition accounting as soon as practicable but no later than March 31, 2016.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$605
Total liabilities assumed	(2,400)
Identifiable intangible assets	4,790
Goodwill	4,988
Total net assets acquired	$7,983

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$3,830	12	Accelerated
Proprietary technology	720	5	Straight-line
Trade names and domains	240	2	Straight-line
Total	$4,790

The results of Castle Rock’s operations are included in the condensed consolidated statement of operations beginning September 1, 2015. Castle Rock’s revenues and net loss for the three and nine month periods ended September 30, 2015 totaled $223 and $59, respectively. The net loss includes estimated acquired intangible asset amortization of $67.

For the three and nine months ended September 30, 2015, acquisition related costs for Castle Rock totaled $47 and $161, respectively, and are included in general and administration expenses. The Company may incur additional acquisition related costs during the fourth quarter of 2015.

 On September 1, 2015, ERS accepted the subscription of certain former owners of Castle Rock (the “Castle Rock Parties”) to purchase a 6.5% ownership interest of ERS, LLC for $900.  The Castle Rock Parties have the right to require ERS to repurchase units issued pursuant to the subscription in approximately 36 months after September 1, 2015 for the amount of $900.  This purchase obligation is guaranteed by the Company and is reflected outside of permanent equity in the condensed consolidated balance sheet.  Subsequent to the subscription of the Castle Rock Parties, the Company’s ownership interest in ERS is 52.8%.

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

The merger consideration per share of Yodlee common stock consists of (i) $10.78 per share in cash (the “per share cash consideration”) and (i) a number of shares of Company common stock determined by dividing $8.10 by the volume weighted average (the “Company stock value”) price per share of Company common stock for the 10 consecutive trading days ending on (and including) the second trading day immediately prior to completion of the Merger, subject to a collar of $39.006 to $47.674 per share (the “per share stock consideration”).  In the event that the aggregate number of shares of Company common stock issuable pursuant to the Merger Agreement (the "total stock amount"), would be equal to or greater than 19.9% of the shares of Company common stock outstanding as of immediately prior to the effective time of the Merger (such amount, the "stock threshold"), the per share stock consideration will be decreased to the minimum extent necessary, such that the total stock amount will not exceed the stock threshold. In that event, the per share cash consideration will be increased by an amount equal to the product of (A) the amount of such reduction in the per share stock consideration pursuant to the preceding sentence multiplied by (B) the Company stock value; provided that (i) the aggregate per share cash consideration will in no event be increased by greater than $32,000 and (ii) the total stock amount will in no event exceed the stock threshold.  The Company expects to fund the cash portion of the merger consideration with available balance sheet cash and up to $200,000 in committed debt financing.

The Merger Agreement contains certain termination rights, including, among others, the right of either party to terminate the Merger Agreement if the Merger does not occur by February 15, 2016 and the right of the Company to terminate the Merger Agreement due to the withdrawal or adverse change of the recommendation by the Yodlee Board of Directors. If the Merger Agreement is terminated by the Company, in certain circumstances described in the Merger Agreement, a termination fee equal to approximately $18,000 will be payable by Yodlee to the Company.

In connection with the definitive agreement, funds affiliated with Warburg Pincus, which collectively own approximately 26.5 percent of Yodlee’s common stock, have entered into a voting agreement pursuant to which it has committed to support the transaction.

The transaction is expected to close in the fourth quarter of 2015, subject to approval by Yodlee stockholders at a special meeting on November 19, 2015, and customary closing conditions.  The Company and Yodlee will continue to operate separately until the transaction closes.

See “Part II – Item 1A – Legal Proceedings.”

Pro forma results for Envestnet, Inc. giving effect to the Placemark, Finance Logix and Castle Rock acquisitions

The following pro forma financial information presents the combined results of operations of Envestnet and Castle Rock for the three month period ended September 30, 2015, Envestnet, Finance Logix and Castle Rock for the nine month period ended September 30, 2015 and Envestnet, Placemark, Finance Logix, and Castle Rock for the three and nine months ended September 30, 2014. The pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2014. The results of Upside are not included in the pro forma financial information presented below as the Upside acquisition was not considered material to the Company’s results of operations.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, stock-based compensation expense and the related tax effect on the aforementioned items.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$103,782	$95,532	$305,403	$271,540
Net income	3,256	2,191	7,225	6,671
Net income per share:
Basic	0.09	0.06	0.20	0.19
Diluted	0.09	0.06	0.19	0.18

4. Property and Equipment

			September 30,	December 31,
	Estimated Useful Life		2015	2014
Cost:
Office furniture and fixtures	7	years	$5,307	$4,993
Computer equipment and software	3	years	23,292	18,540
Other office equipment	5	years	194	144
Leasehold improvements		Shorter of the lease term or useful life of the asset	12,183	10,805
			40,976	34,482
Less accumulated depreciation and amortization			(22,515)	(17,853)
Property and equipment, net			$18,461	$16,629

During the nine months ended September 30, 2015, the Company retired fully depreciated property and equipment that were no longer in service with cost and accumulated depreciation amounts of $564.

Depreciation and amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Depreciation and amortization expense	$1,967	$1,400	$5,100	$4,442

5.Internally Developed Software

Internally developed software consists of the following:

			September 30,	December 31,
	Estimated Useful Life		2015	2014
Internally developed software	5	years	$23,359	$19,577
Less accumulated amortization			(14,468)	(12,554)
Internally developed software, net			$8,891	$7,023

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Amortization expense	$682	$565	$1,914	$1,562

6.Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2014	$104,976
Upside acquisition	1,589
Finance Logix acquisition	23,261
Castle Rock acquisition	4,988
Balance at September 30, 2015	$134,814

Intangible assets consist of the following:

					September 30, 2015			December 31, 2014
					Gross		Net	Gross		Net
					Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	4	-	12	years	$80,939	$(29,030)	$51,909	$68,603	$(21,699)	$46,904
Proprietary technologies	2.5	-	8	years	19,848	(8,165)	11,683	15,678	(5,808)	9,870
Trade names	2	-	5	years	3,330	(1,723)	1,607	3,090	(1,210)	1,880
Total intangible assets					$104,117	$(38,918)	$65,199	$87,371	$(28,717)	$58,654

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Amortization expense	$3,508	$2,288	$10,201	$7,286

7.Other Non-Current Assets

Other non-current assets consist of the following:

	September 30,	December 31,
	2015	2014
Investment in private companies	$2,710	$1,250
Deposits:
Lease	2,212	1,811
Other	488	436
Unamortized convertible debt issuance costs	3,982	4,612
Other	1,736	1,407
	$11,128	$9,516

On April 1, 2015, the Company purchased 150,000 Class B units representing 10.3% of the outstanding membership interests of AlphaHedge Capital Partners, LLC, (“AlphaHedge”) a Delaware limited liability company for cash consideration of $1,500 which is included in investments in private companies.  The Company’s interest in the net assets of AlphaHedge is reflected in other non-current assets on the condensed consolidated balance sheet and its interest in the earnings of AlphaHedge is reflected in other income on the condensed consolidated statement of operations.

AlphaHedge is a liquid alternatives platform providing access to strategies from a select group of long/short equity managers in a custodian agnostic, separately managed account format. The Company uses the equity method of accounting to record its portion of the AlphaHedge net income or loss on a one quarter lag from AlphaHedge’s actual results of operations.  The Company uses the equity method of accounting because of its less than 50 percent ownership.  The Company’s proportionate share in the loss of AlphaHedge was $40 during the three and nine months ended September 30, 2015.

8.Fair Value Measurements

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

Fair Value on a Recurring Basis:

The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. These money-market funds totaled approximately $92,748 and $70,760 as of September 30, 2015 and December 31, 2014, respectively, and are included in cash and cash equivalents in the condensed consolidated balance sheets.

The fair value of the contingent consideration liabilities related to the WMS acquisition on July 1, 2013, the Klein acquisition on July 1, 2014 and the Castle Rock acquisition on August 31, 2015 were estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows related to our acquisitions of WMS, Klein, and Castle Rock during the subsequent three years from the date of acquisition, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the agreement.

The Company utilized a discounted cash flow method with expected future performance of WMS, Klein and Castle Rock, and their ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair values of their respective contingent consideration. The Company will continue to reassess the fair value of the contingent consideration for each acquisition at each reporting date until settlement.  Changes to the estimated fair values of the contingent consideration will be recognized in earnings of the Company and included in general and administrative expense on the condensed consolidated statement of operations.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liability for the nine months ended September 30, 2015:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2014	$13,867
Settlement of contingent consideration liabilities	(7,219)
Castle Rock acquisition	2,363
Fair market value adjustments	(3,791)
Accretion on contingent consideration	794
Balance at September 30, 2015	$6,014

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

Following are the carrying and fair value of the Company’s debt obligation as of September  30, 2015. The fair value of the Convertible Notes was calculated using observable market data and is considered a Level 1 liability.

	September 30, 2015
	Carrying Value		Fair Value
2019 Convertible Notes (principal amount outstanding of $172,500)	$148,877	(1)	$152,663

(1)Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount.

9.Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2015	2014
Accrued investment manager fees	$28,855	$25,195
Accrued compensation and related taxes	15,890	18,344
Accrued professional services	477	536
Acquisition purchase liabilities	3,520	—
Estimated accrued software license fees	—	800
Accrued restructuring charges	418	—
Other accrued expenses	4,064	3,372
	$53,224	$48,247

Acquisition related purchase liabilities represent future payments to former Upside and Finance Logix owners of $615 and $2,905, respectively, related to indemnity holdback amounts as of September 30, 2015.

During the second quarter of 2015, the Company closed its Wellesley office in order to more appropriately align and manage the Company’s resources. In the nine months ended September 30, 2015, the Company recognized pre-tax restructuring charges of $518, primarily for future lease payments.

10.Income Taxes

The following table includes the Company’s income before income tax provision, income tax provision and effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income before income tax provision	$5,981	$5,941	$14,675	$16,098
Income tax provision	2,679	2,173	6,326	5,812
Effective tax rate	44.8%	36.6%	43.1%	36.1%

The Company’s effective tax rate in the three months ended September 30, 2015, was higher than the effective tax rate in the three months ended September 30, 2014, primarily due to a valuation allowance against certain losses, an increase in permanent items related to transaction costs and meals and entertainment. The Company’s effective tax rate in the nine months ended September 30, 2015, was higher than the effective tax rate in the nine months ended September 30, 2014, primarily due to the increase in tax rate for federal purposes from 34% to 35%, an increase in the blended state tax rate, the true-up on India unremitted earnings that was recorded in the nine months ended September 30, 2014 and not in the same period in 2015, the release of certain uncertain tax position reserves in the nine months ended September 30, 2014 that were not repeated in the same period in 2015 and non-recognition of a loss from a subsidiary due to a full valuation allowance.

The liability for unrecognized tax benefits reported in other non-current liabilities was $2,000 and $2,092 at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $1,884. At this time, the Company estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,676 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $452 and $594 as of September 30, 2015 and December 31, 2014, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company’s tax returns for the calendar years ended December 31, 2014, 2013, and 2012 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended December 31, 2014, 2013, 2012, 2011 and 2010 remain open to examination by various state revenue services.

The Company’s Indian subsidiary is currently under examination by the India Tax Authority for the fiscal year ended March  31, 2011 and 2012. It is possible that one or more of these audits may be finalized within the next twelve months.

Included in income tax receivable which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2015, is $18,010 related to excess tax benefits from stock-based compensation.

11. Debt

The Company’s outstanding debt obligations was as follows:

	September 30,	December 31,
	2015	2014
Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(23,623)	(27,297)
	$148,877	$145,203

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

As of September 30, 2015, there were no amounts outstanding under the Credit Agreement. The Company was in compliance with all covenants of the Credit Agreement as of September 30, 2015.

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

The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes. During the three and nine-month periods ended September 30, 2015, the Company recognized $1,258 and $3,682, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the nine-month period ended September 30, 2015 was 6.0%.

In connection with the issuance of the Convertible Notes, the Company incurred $4,651 of issuance costs, which are recorded in other non-current assets (see Note 7). These costs are being amortized and are recorded as additional interest expense over the life of the Convertible Notes.

Interest expense was comprised of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Coupon interest	$755	$2,265
Amortization of issuance costs	308	939
Accretion of debt discount	1,258	3,682
Undrawn fees on Credit Agreement	63	195
	$2,384	$7,081

See Note 13 for further discussion of the effect of conversion on net income per common share.

12.Stock-Based Compensation

The Company has stock options and restricted stock units outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). On May 13, 2015, the shareholders approved the 2010 Long-Term Incentive Plan as Amended. The amendment increased the number of common shares of the Company reserved for delivery under the 2010 Plan by 2,700,000 shares. As of September 30, 2015, the maximum number of common shares of the Company available for future issuance under the Company’s plans is 3,025,081.

Employee stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Employee stock-based compensation expense	$3,408	$2,676	$10,157	$8,443
Tax effect on employee stock-based compensation expense	(1,363)	(1,070)	(4,063)	(3,377)
Net effect on income	$2,045	$1,606	$6,094	$5,066

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Grant date fair value of options	—	$16.80	$20.90	$16.81
Volatility	—	33.7%	37.2%	37.3%
Risk-free interest rate	—	2.0%	1.7%	1.9%
Dividend yield	—	—%	—%	—%
Expected term (in years)	—	6.0	6.0	6.0

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2014	4,265,337	$10.73	4.7	$163,830
Granted	148,677	54.02
Exercised	(415,512)	8.93
Forfeited	(9,941)	24.94
Outstanding as of March 31, 2015	3,988,561	12.50	4.8	173,837
Granted	123,410	52.67
Exercised	(271,004)	8.12
Forfeited	(28,403)	46.07
Outstanding as of June 30, 2015	3,812,564	13.86	4.8	105,196
Granted	—	—
Exercised	(249,970)	6.15
Forfeited	(2,403)	47.33
Outstanding as of September 30, 2015	3,560,191	14.38	4.8	64,068
Options exercisable	3,234,095	11.53	4.4	63,173

Exercise prices of stock options outstanding as of September 30, 2015 range from $0.11 to $55.29.  At September 30, 2015, there was $4,208 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.1 years.

Restricted Stock Units

Periodically, the Company grants restricted stock unit awards to employees that vest one-third on each of the first three anniversaries of the grant date. The following is a summary of the activity for unvested restricted stock unit awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2014	1,098,674	$33.72
Granted	207,531	53.89
Vested	(358,166)	20.44
Expired/cancelled	—	—
Forfeited	(6,628)	33.53
Outstanding as of March 31, 2015	941,411	38.61
Granted	—	—
Vested	—	—
Forfeited	(5,869)	45.98
Outstanding as of June 30, 2015	935,542	43.18
Granted	2,000	45.21
Vested	(17,126)	30.29
Forfeited	(2,414)	44.84
Outstanding as of September 30, 2015	918,002	43.42

At September 30, 2015, there was $17,012 of unrecognized stock-based compensation expense related to unvested restricted stock unit awards, which the Company expects to recognize over a weighted-average period of 2.0 years. At September 30, 2015, there was an additional $1,146 of potential unrecognized stock-based compensation expense related to unvested restricted stock unit awards granted under the 2012 Plan that vests based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition, which the Company expects to recognize over the remaining estimated vesting period of 1.5 years.

13.Earnings Per Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, common warrants, restricted stock units and Convertible Notes using the treasury stock method.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to Envestnet, Inc	$3,302	$3,768	$8,349	$10,481

Basic number of weighted-average shares outstanding	36,021,784	34,674,245	35,651,508	34,447,619
Effect of dilutive shares:
Options to purchase common stock	1,554,564	2,179,828	1,784,442	2,190,134
Unvested restricted stock units	38,353	152,723	127,865	194,401
Diluted number of weighted-average shares outstanding	37,614,701	37,006,796	37,563,815	36,832,154

Net income per share attributable to Envestnet, Inc:
Basic	$0.09	$0.11	$0.23	$0.30

Diluted	$0.09	$0.10	$0.22	$0.28

Common share equivalents for securities that were anti-dilutive or otherwise excluded from the computation of diluted net income per share attributable to Envestnet, Inc. were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Options to purchase common stock	447,354	—	270,728	58,500
Unvested restricted stock units	475,462	95,581	208,679	95,908
Ungranted unvested restricted stock units related to Upside	132,284	—	132,284	—
Convertible debt	2,743,321	—	2,743,321	—
Total	3,798,421	95,581	3,355,012	154,408

14.Major Customers

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fidelity	18%	19%	18%	19%

15.Commitments and Contingencies

Yodlee, each of the members of the Yodlee Board, the Company and Merger Sub have been named as defendants in two putative class actions challenging the merger in the Court of Chancery of the State of Delaware.  The suits are captioned Suman Inala v. Yodlee, Inc., et al. (Case No. 11461) (filed September 2, 2015 and amended on October 14, 2015) and Guillaume Wieland-Paquet v. Yodlee, Inc., et al. (Case No. 11611) (filed October 14, 2015).  The complaints allege, among other things, that the Yodlee Board breached its fiduciary duties by agreeing to sell Yodlee through a conflicted process and by failing to ensure that Yodlee stockholders received adequate and fair value for their shares.  The complaints also now allege that the Form S-4 Registration Statement filed by Envestnet, which contained Yodlee’s proxy statement, failed to disclose material information to Yodlee’s stockholder.  The complaints also allege that the Company and Merger Sub have aided and abetted these breaches of fiduciary duties. The plaintiffs seek as relief, among other things, an injunction against the merger, rescission of the merger agreement to the extent it is already implemented, an award of damages and attorneys’ fees. The Company believes the lawsuits are without merit.

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

The Company rents office space under leases that expire at various dates through 2026.  Future minimum lease commitments under these operating leases, as of September 30, 2015, were as follows:

Years ending December 31:
2015	$2,011
2016	8,557
2017	7,666
2018	7,064
2019	6,574
Thereafter	23,587
Total	$55,459

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

•	the Company’s inability to complete its acquisition of Yodlee, Inc. (“Yodlee”),

•	the Company’s inability to successfully integrate Yodlee or to obtain the benefits of that acquisition,

•

the Company’s and Yodlee’s inability to accurately predict market needs, failure to achieve solution wins with customers or the market’s failure to accept the Company’s and Yodlee’s new products and technologies,

•	the Company’s and Yodlee’s ability to retain key employees and customers and suppliers

•	difficulty in sustaining rapid revenue growth, which may place significant demands on the Company’s administrative, operational and financial resources,

•	fluctuations in the Company’s revenue,

•	the concentration of nearly all of the Company’s revenues from the delivery of investment solutions and services to clients in the financial advisory industry,

•	the impact of market and economic conditions on the Company’s revenues,

•	the Company’s reliance on a limited number of clients for a material portion of its revenue,

•	the renegotiation of fee percentages or termination of the Company’s services by its clients,

•	the Company’s ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies, including the acquisition of Yodlee Inc.,

•	compliance failures,

•	regulatory actions against the Company,

•	the failure to protect the Company’s intellectual property rights,

•	the Company’s inability to successfully execute the conversion of its clients’ assets from their technology platform to the Company’s technology platform in a timely and accurate manner,

•	general economic conditions, political and regulatory conditions,

•	the impact of fluctuations in interest rates on the Company’s business

•	market conditions and our ability to issue additional debt and equity, and

•	management’s response to these factors.

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

Overview

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our technology platforms provide financial advisors with the flexibility to address their clients’ needs. As of September 30, 2015, approximately 43,600 advisors used our technology platforms, supporting approximately $789 billion of assets in approximately 3.2 million investor accounts.

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 14% from $74,899 in the three months ended September, 2014 to $85,576 in the three months ended September 30, 2015. Total revenues, which include licensing and professional service fees, increased 17% from $88,577 in the three months ended September 30, 2014 to $103,367 in the three months ended September 30, 2015.

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 18% from $212,707 in the nine months ended September, 2014 to $250,472 in the nine months ended September 30, 2015. Total revenues, which include licensing and professional service fees, increased 20% from $251,945 in the nine months ended September 30, 2014 to $302,484 in the nine months ended September 30, 2015.

The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM/AUA, as well as an increase in revenues resulting from the October 2014 acquisition of Placemark Holdings, Inc. (“Placemark”). Net income attributable to Envestnet, Inc. for the three months ended September 30, 2015 was $3,302, or $0.09 per diluted share, compared to $3,768, or $0.10 per diluted share for the three months ended September 30, 2014. Net income attributable to Envestnet, Inc. for the nine months ended September 30, 2015 was $8,349, or $0.22 per diluted share, compared to $10,481, or $0.28 per diluted share for the nine months ended September 30, 2014.

Adjusted revenues for the three months ended September 30, 2015 was $103,501, an increase of 17% from $88,577 in the prior year period. Adjusted EBITDA for the three months ended September 30, 2015 was $19,215, an increase of 31% from $14,672 in the prior year period. Adjusted net income for the three months ended September 30,

2015 was $9,271, or $0.25 per diluted share, compared to adjusted net income of $7,903, or $0.21 per diluted share in the prior year period.

Adjusted revenues for the nine months ended September 30, 2015 was $302,618, an increase of 20% from $251,945 in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2015 was $53,640, an increase of 36% from $39,310 in the prior year period. Adjusted net income for the nine months ended September 30, 2015 was $26,372, or $0.70 per diluted share, compared to adjusted net income of $20,843, or $0.57 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Recent Events

Upside Holdings, Inc.

On February 24, 2015, Envestnet acquired all of the stock of Upside Holdings, Inc. (including its subsidiaries “Upside”) for consideration totaling $2,641.

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

As a result of the acquisition of Upside, Envestnet provided for the future grant of unvested restricted stock unit awards to Upside employees at the end of each year in 2015, 2016 and 2017 upon Upside meeting certain performance conditions and then a subsequent two-year service condition (Note 12).  If 100 percent of the awards are earned for 2015, 2016 and 2017, the maximum number of units that could be granted for 2015, 2016 and 2017 equals 22,064, 44,128 and 66,192 shares of common stock, respectively. Each unit represents the right to receive one share of common stock of Envestnet, subject to the terms and conditions of the award. Envestnet has determined the payments to be categorized as compensation expense.  As of September 30, 2015, no amounts have been recognized as it is currently estimated that the performance targets will not be attained in 2015.

AlphaHedge Capital Partners, LLC

On April 1, 2015, Envestnet purchased 150,000 Class B units representing 10.3% of the outstanding membership interests of AlphaHedge Capital Partners, LLC, (“AlphaHedge”) a Delaware limited liability company for cash consideration of $1,500.  AlphaHedge is a liquid alternatives platform providing access to strategies from a select group of long/short equity managers in a custodian agnostic, separately managed account format.  Envestnet uses the equity method of accounting to record its portion of the AlphaHedge net income or loss on a one quarter lag from AlphaHedge’s actual results of operations.  Envestnet’s proportionate share in the loss of AlphaHedge was $40 during the three and nine months ended September 30, 2015.

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

In connection with the acquisition of Finance Logix, Envestnet is required to pay the former owner of Finance Logix future payments in a mix of cash, stock and stock options, based on Finance Logix meeting annual net revenue targets of $5,000, $10,000 and $16,000 for calendar years 2015, 2016 and 2017, respectively, with lower payments for performance below the three yearly targets and a higher payment in 2017 for performance above the target. Envestnet has preliminarily determined the first payment related to the 2015 target to be categorized as compensation expense and the payments, if any, related to 2016 and 2017 targets, to be categorized as contingent consideration.  Envestnet did not record compensation expense as of September 30, 2015 and preliminarily did not record a contingent consideration liability as of the date of acquisition.

As of September 30, 2015, the Envestnet has not finalized the opening balance sheet (including taxes), contingent consideration, nor has Envestnet finalized its valuation of Finance Logix’s possible intangible assets and/or goodwill associated with the transaction as well as the fair value of acquired deferred revenue. Envestnet expects to finalize the valuation of the intangible assets and deferred revenue, and complete the acquisition accounting as soon as practicable but no later than March 31, 2016.

Castle Rock Innovations, Inc.

On August 30, 2015, Envestnet acquired all of the outstanding shares of capital stock of Castle Rock Innovations, Inc., a Delaware corporation (“Castle Rock”).  Castle Rock provides data aggregation and plan benchmark solutions to retirement plan record-keepers, broker-dealers, and advisors.

Envestnet acquired Castle Rock with plans to combine the Castle Rock offering into Envestnet Retirement Solutions, LLC (“ERS”).  Castle Rock’s AXIS Retirement Plan Analytics Platform enables retirement plan fiduciaries to comply with 408(b)(2) and 404a-5 regulatory fee disclosure reporting requirements. The AXIS platform offers a single web-based interface and data repository to service the reporting needs of all types of retirement plans, and can be integrated with all record-keeping systems. AXIS also includes features for editing and generating reports for filings, reporting plan expenses, and comparing retirement plans and participants to those of their peers by industry, company size, and other characteristics.

In connection with the acquisition of Castle Rock, the Company is required to pay contingent consideration of 45% of the first annual post-closing period revenues minus $100, 35% of the second annual post-closing period revenue minus $100 and 30% of the third annual post-closing period revenue minus $100. The Company recorded a preliminary estimated liability as of the date of acquisition of $2,363, which represented the estimated fair value of contingent consideration on the date of acquisition and is considered a Level 3 fair value measurement as described in Note 8.

As of September 30, 2015, the Company has not finalized the opening balance sheet (including taxes), contingent consideration, nor has the Company finalized its valuation of Castle Rock’s intangible assets and/or goodwill associated with the transaction as well as the fair value of acquired deferred revenue. The Company expects to finalize the valuation of the intangible assets and deferred revenue, and complete the acquisition accounting as soon as practicable but no later than March 31, 2016.

On September 1, 2015, ERS accepted the subscription of certain former owners of Castle Rock (the “Castle Rock Parties”) to purchase a 6.5% ownership interest of ERS, LLC for $900.  The Castle Rock Parties have the right to require ERS to repurchase units issued pursuant to the subscription in approximately 36 months after September 1, 2015 for the amount of $900.  This purchase obligation is guaranteed by the Company and is reflected outside of permanent equity in the condensed consolidated balance sheet.  Subsequent to the subscription of the Castle Rock Parties, the Company’s ownership interest in ERS is 52.8%.

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

The merger consideration per share of Yodlee common stock consists of (i) $10.78 per share in cash (the “per share cash consideration”) and (i) a number of shares of Company common stock determined by dividing $8.10 by the volume weighted average (the “Company stock value”) price per share of Company common stock for the 10 consecutive trading days ending on (and including) the second trading day immediately prior to completion of the Merger, subject to a collar of $39.006 to $47.674 per share (the “per share stock consideration”).  In the event that the aggregate number of shares of Company common stock issuable pursuant to the Merger Agreement (the "total stock amount"), would be equal to or greater than 19.9% of the shares of Company common stock outstanding as of immediately prior to the effective time of the Merger (such amount, the "stock threshold"), the per share stock consideration will be decreased to the minimum extent necessary, such that the total stock amount will not exceed the stock threshold. In that event, the per share cash consideration will be increased by an amount equal to the product of (A) the amount of such reduction in the per share stock consideration pursuant to the preceding sentence multiplied by (B) the Company stock value; provided that (i) the aggregate per share cash consideration will in no event be increased by greater than $32,000 and (ii) the total stock amount will in no event exceed the stock threshold.  The Company expects to fund the cash portion of the merger consideration with available balance sheet cash and up to $200,000 in committed debt financing.

The Merger Agreement contains certain termination rights, including, among others, the right of either party to terminate the Merger Agreement if the Merger does not occur by February 15, 2016 and the right of the Company to terminate the Merger Agreement due to the withdrawal or adverse change of the recommendation by the Yodlee Board of Directors. If the Merger Agreement is terminated by the Company, in certain circumstances described in the Merger Agreement, a termination fee equal to approximately $18,000 will be payable by Yodlee to the Company.

In connection with the definitive agreement, funds affiliated with Warburg Pincus, which collectively own approximately 26.5 percent of Yodlee’s common stock, have entered into a voting agreement pursuant to which it has committed to support the transaction.

The Merger is expected to close in the fourth quarter of 2015, subject to approval by Yodlee stockholders at a special meeting on November 19, 2015, and customary closing conditions. The Company and Yodlee will continue to operate separately until the transaction closes.

See “Part II – Item 1A – Legal Proceedings.”

Key Operating Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated. AUM/A metrics in the table below include Placemark, which added approximately $15.4 billion in assets, 45,000 accounts and 3,400 advisors as of October 1, 2014.

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2014	2014	2015	2015	2015
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$54,935	$72,120	$74,643	$75,922	$73,164
Assets Under Administration (AUA)	164,639	174,249	181,239	181,922	177,121
Subtotal AUM/A	219,574	246,369	255,882	257,844	250,285
Licensing	448,169	466,982	493,284	534,674	538,271
Total Platform Assets	$667,743	$713,351	$749,166	$792,518	$788,556
Platform Accounts
AUM	255,359	310,351	319,896	332,738	344,321
AUA	642,192	667,274	679,753	695,463	718,637
Subtotal AUM/A	897,551	977,625	999,649	1,028,201	1,062,958
Licensing	1,830,678	1,881,352	1,982,773	2,044,355	2,140,672
Total Platform Accounts	2,728,229	2,858,977	2,982,422	3,072,556	3,203,630
Advisors
AUM/A	24,887	28,605	29,023	29,541	30,177
Licensing	11,266	11,632	12,306	12,870	13,409
Total Advisors	36,153	40,237	41,329	42,411	43,586

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended September 30, 2015
		Gross		Net	Market
	As of 6/30/2015	Sales	Redemptions	Flows	Impact	As of 9/30/2015
	(in millions except account data)
Assets under Management (AUM)	$75,922	$6,561	$(4,285)	$2,276	$(5,034)	$73,164
Assets under Administration (AUA)	181,922	14,446	(9,207)	5,239	(10,040)	177,121
Total AUM/A	$257,844	$21,007	$(13,492)	$7,515	$(15,074)	$250,285
Fee-Based Accounts	1,028,201	81,909	(47,152)	34,757		1,062,958

The above AUM/A gross sales figures include $1.2 billion in new client conversions. The Company onboarded an additional $25.2 billion in licensing conversions during the three months ended September 30, 2015.

	Asset Rollforward - Nine Months Ended September 30, 2015
		Gross		Net	Market	Reclass to
	As of 12/31/2014	Sales	Redemptions	Flows	Impact	Licensing	As of 9/30/2015
	(in millions except account data)
Assets under Management (AUM)	$72,120	$19,408	$(13,201)	$6,207	$(5,163)	$—	$73,164
Assets under Administration (AUA)	174,249	45,592	(30,488)	15,104	(9,094)	(3,138)	177,121
Total AUM/A	$246,369	$65,000	$(43,689)	$21,311	$(14,257)	$(3,138)	$250,285
Fee-Based Accounts	977,625	245,897	(150,757)	95,140		(9,807)	1,062,958

The above AUM/A gross sales figures include $4.3 billion in new client conversions. The Company onboarded an additional $85.0 billion in licensing conversions during the nine months ended September 30, 2015. Also during the second quarter, approximately $3.1 billion in assets were reclassified from AUA to Licensing in connection with client conversion activity.

The mix of AUM and AUA was as follows for the periods indicated:

	September 30,	December 31,	March 31,	June 30,	September 30,
	2014	2014	2015	2015	2015
Assets under management (AUM)	25%	29%	29%	29%	29%
Assets under administration (AUA)	75%	71%	71%	71%	71%
	100%	100%	100%	100%	100%

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
	(in thousands)
Revenues:
Assets under management or administration	$85,576	$74,899	$10,677	14%
Licensing and professional services	17,791	13,678	4,113	30%
Total revenues	103,367	88,577	14,790	17%
Operating expenses:
Cost of revenues	41,027	39,111	1,916	5%
Compensation and benefits	32,671	25,833	6,838	26%
General and administration	15,184	13,428	1,756	13%
Depreciation and amortization	6,157	4,253	1,904	45%
Total operating expenses	95,039	82,625	12,414	15%
Income from operations	8,328	5,952	2,376	40%
Other expense, net	(2,347)	(11)	(2,336)	*
Income before income tax provision	5,981	5,941	40	1%
Income tax provision	2,679	2,173	506	23%
Net income attributable to Envestnet, Inc.	$3,302	$3,768	$(466)	(12)%

*Not meaningful.

Revenues

Total revenues increased 17% from $88,577 in the three months ended September 30, 2014 to $103,367 in the three months ended September 30, 2015. The increase was primarily due to an increase in revenues from AUM or AUA of $10,677. Revenues from AUM/A were 83% and 85% of total revenues in the three months ended September 30, 2015 and 2014, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 14% from $74,899 in the three months ended September 30, 2014 to $85,576 in the three months ended September 30, 2015. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2015, relative to the corresponding period in 2014. In the third quarter of 2015, revenues were positively affected by new account growth and positive net flows of AUM or AUA during the last quarter of 2014 and the first half of 2015, as well as an increase in revenues resulting from the Placemark acquisition.

The number of financial advisors with AUM or AUA on our technology platforms increased from 24,887 as of September 30, 2014 to 30,177  as of September 30, 2015 and the number of AUM or AUA client accounts increased from approximately 898,000 as of September 30, 2014 to approximately 1,063,000 as of September 30, 2015.

Licensing and professional services

Licensing and professional services revenues increased 30% from $13,678 in the three months ended September 30, 2014 to $17,791 in the three months ended September 30, 2015, primarily due to increases in licensing revenue of $3,496 and an increase in professional services revenue of $664.

Cost of revenues

Cost of revenues increased 5% from $39,111 in the three months ended September 30, 2014 to $41,027 in the three months ended September 30, 2015, primarily due to a corresponding increase in revenues from AUM or AUA partially offset by Placemark revenue which is recognized net of manager fees. As a percentage of total revenues, cost of revenues decreased from 44% in the three months ended September 30, 2014 to 40% in the three months ended September 30, 2015.

Compensation and benefits

Compensation and benefits increased 26% from $25,833 in the three months ended September 30, 2014 to $32,671 in the three months ended September 30, 2015, primarily due to an increase in salaries, benefits and related payroll taxes of $6,347, primarily a result of an increase in headcount, including headcount related to the Placemark and Finance Logix acquisitions.  As a percentage of total revenues, compensation and benefits increased from 29% in the three months ended September 30, 2014 to 32% in the three months ended September 30, 2015.

General and administration

General and administration expenses increased 13% from $13,428 in the three months ended September 30, 2014 to $15,184 in the three months ended September 30, 2015, primarily due to increases in transaction related costs of $1,495, professional and legal fees of $1,219,  website and systems development costs of $385, travel and entertainment costs of $320 and occupancy costs of $303, offset by a decrease in adjustments to the estimated fair market values of contingent consideration amounts totaling $2,007.  As a percentage of total revenues, general and administration expenses were 15% in the three months ended September 30, 2014 and 2015.

Depreciation and amortization

Depreciation and amortization expense increased 45% from $4,253 in the three months ended September 30, 2014 to $6,157 in the three months ended September 30, 2015, primarily due to increases in intangible asset amortization of $1,213 as a result of the Placemark and Finance Logix acquisitions.  As a percentage of total revenues, depreciation and amortization expense increased from 5% in the three months ended September 30, 2014 to 6% in the three months ended September 30, 2015.

Other expense, net

Other expense, net includes an increase in interest expense of $2,386 as a result of the Credit Agreement and issuance of Convertible Notes in the fourth quarter of 2014 (see Note 11 of notes to the condensed consolidated financial statements).

Income tax provision

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Income tax provision	$2,679	$2,173
Effective tax rate	44.8%	36.6%

For the three months ended September 30, 2015, our effective tax rate differs from the statutory rate primarily due to the effect of permanent differences, an uncertain tax position current year accrual related to transfer pricing and non-recognition of a loss from a subsidiary due to a full valuation allowance. For the three months September 30, 2014, our effective tax rate differs from the statutory rate primarily due to the effect permanent differences and generation of R&D tax credits.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
	(in thousands)
Revenues:
Assets under management or administration	$250,472	$212,707	$37,765	18%
Licensing and professional services	52,012	39,238	12,774	33%
Total revenues	302,484	251,945	50,539	20%
Operating expenses:
Cost of revenues	122,208	111,503	10,705	10%
Compensation and benefits	96,162	74,449	21,713	29%
General and administration	44,905	38,514	6,391	17%
Depreciation and amortization	17,215	13,290	3,925	30%
Restructuring charges	518	—	518	*
Total operating expenses	281,008	237,756	43,252	18%
Income from operations	21,476	14,189	7,287	51%
Other income (expense), net	(6,801)	1,909	(8,710)	*
Income before income tax provision	14,675	16,098	(1,423)	(9)%
Income tax provision	6,326	5,812	514	9%
Net income	$8,349	$10,286	$(1,937)	(19)%

*Not meaningful.

Revenues

Total revenues increased 20% from $251,945 in the nine months ended September 30, 2014 to $302,484 in the nine months ended September 30, 2015. The increase was primarily due to an increase in revenues from AUM or AUA of $37,765. Revenues from AUM/A were 83% and 84% of total revenues in the nine months ended September 30, 2015 and 2014, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 18% from $212,707 in the nine months ended September 30, 2014 to $250,472 in the nine months ended September 30, 2015. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2015, relative to the corresponding period in 2014. In the nine months ended September 30, 2015, revenues were positively affected by new account growth and positive net flows of AUM or AUA during the last quarter of 2014 and the first half of 2015, as well as an increase in revenues resulting from the Placemark acquisition.

The number of financial advisors with AUM or AUA on our technology platforms increased from 24,887 as of September 30, 2014 to 30,177  as of September 30, 2015 and the number of AUM or AUA client accounts increased from approximately 898,000 as of September 30, 2014 to approximately 1,063,000 as of September 30, 2015.

Licensing and professional services

Licensing and professional services revenues increased 33% from $39,238 in the nine months ended September 30, 2014 to $52,012 in the nine months ended September 30, 2015, primarily due to increases in licensing revenue of $10,401 and an increase in professional services revenue of $1,922.

Cost of revenues

Cost of revenues increased 10% from $111,503 in the nine months ended September 30, 2014 to $122,208 in the nine months ended September 30, 2015, primarily due to a corresponding increase in revenues from AUM or AUA partially offset by Placemark revenue which is recognized net of manager fees.  As a percentage of total revenues, cost of revenues decreased from 44% in the nine months ended September 30, 2014 to 40% in the nine months ended September 30, 2015.

Compensation and benefits

Compensation and benefits increased 29% from $74,449 in the nine months ended September 30, 2014 to $96,162 in the nine months ended September 30, 2015, primarily due to increases in salaries, benefits and related payroll taxes of $19,020, primarily a result of an increase in headcount, including headcount related to the Placemark and Finance Logix acquisitions, non-cash stock-based compensation expense of $1,714 and severance expense of $859.  As a percentage of total revenues, compensation and benefits increased from 30% in the nine months ended September 30, 2014 to 32% in the nine months ended September 30, 2015.

General and administration

General and administration expenses increased 17% from $38,514 in the nine months ended September 30, 2014 to $44,905 in the nine months ended September 30, 2015, primarily due to increases in transaction related costs of $3,759,  professional and legal fees of $1,891, travel and entertainment costs of $1,252, communication, research and data services costs of $1,177,  website and systems development costs of $1,082 and occupancy costs of $530, offset by a decrease in adjustments to the estimated fair market values of contingent consideration amounts totaling $3,909.  As a percentage of total revenues, general and administration expenses were 15% in the nine months ended September 30, 2014 and 2015.

Depreciation and amortization

Depreciation and amortization expense increased 30% from $13,290 in the nine months ended September 30, 2014 to $17,215 in the nine months ended September 30, 2015, primarily due to increases in intangible asset amortization of $2,915 as a result of the Placemark and Finance Logix acquisitions.  As a percentage of total revenues, depreciation and amortization expense increased from 5% in the nine months ended September 30, 2014 to 6% in the nine months ended September 30, 2015.

Restructuring charges

In the nine months ended September 30, 2015, the Company incurred restructuring charges of $518, primarily lease abandonment charges related to the former Placemark office located in Wellesley, Massachusetts.

Other income (expense), net

Other income (expense), net includes an increase in interest expense of $7,081 as a result of the Credit Agreement and issuance of Convertible Notes in the fourth quarter of 2014 (see Note 11 of notes to the condensed consolidated financial statements), and a decrease in other income of $1,793, primarily as a result of an agreement reached in 2014, with a vendor regarding the recovery of certain expenses which occurred in 2013.

Income tax provision

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Income tax provision	$6,326	$5,812
Effective tax rate	43.1%	36.1%

For the nine months ended September 30, 2015, our effective tax rate differs from the statutory rate primarily due the effect of permanent differences, an uncertain tax position current year accrual related to transfer pricing and non-recognition of a loss from a subsidiary due to a full valuation allowance. For the nine months ended September 30, 2014 our effective tax rate differs from the statutory rate primarily due to the effect of permanent differences, recognition of previously unrecognized tax benefits, and generation of R&D tax credits.

Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted revenues	$103,501	$88,577	$302,618	$251,945
Adjusted EBITDA	19,215	14,672	53,640	39,310
Adjusted net income	9,271	7,903	26,372	20,843
Adjusted net income per share	0.25	0.21	0.70	0.57

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

“Adjusted EBITDA” represents net income before deferred revenue fair value adjustment, interest income, interest expense, income tax provision, depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, accretion on contingent consideration, fair market value adjustment on contingent consideration, litigation related expense, other income (expense) and pre-tax loss attributable to non-controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, non-cash interest expense, non-cash compensation expense, restructuring charges and transaction costs, severance, accretion on contingent consideration, fair-market value adjustment on contingent consideration, litigation related expense, amortization of acquired intangibles,  other income (expense) and net loss attributable to non-controlling interest. Reconciling items, excluding non-deductible transaction costs, are tax effected using an income tax rate of 40% for all periods presented.

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2015 and 2014, we had cash income tax payments, net of refunds, of $937 and $154 for the nine months ended September 30, 2015 and 2014, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Total revenues	$103,367	$88,577	$302,484	$251,945
Deferred revenue fair value adjustment	134	—	134	—
Adjusted revenues	$103,501	$88,577	$302,618	$251,945

The following table sets forth a reconciliation of net income to adjusted EBITDA based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$3,302	$3,768	$8,349	$10,286
Add (deduct):
Deferred revenue fair value adjustment	134	—	134	—
Interest income	(77)	(6)	(288)	(101)
Interest expense	2,384	22	7,081	22
Income tax provision	2,679	2,173	6,326	5,812
Depreciation and amortization	6,157	4,253	17,215	13,290
Non-cash compensation expense	3,409	2,676	10,157	8,443
Restructuring charges and transaction costs	2,473	978	5,441	1,664
Severance	22	—	877	—
Accretion on contingent consideration	143	285	794	1,108
Fair market value adjustment on contingent consideration	(1,889)	118	(3,791)	(342)
Litigation related expense	—	—	—	18
Other income (expense)	40	—	40	(1,825)
Pre-tax loss attributable to non-controlling interest	438	405	1,305	935
Adjusted EBITDA	$19,215	$14,672	$53,640	$39,310

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015*	2014*	2015*	2014*
	(in thousands)
Net income	$3,302	$3,768	$8,349	$10,286
Add (deduct):
Deferred revenue fair value adjustment	80	—	80	—
Non-cash interest expense	938	—	2,776	—
Non-cash compensation expense	2,045	1,606	6,094	5,065
Restructuring charges and transaction costs	1,552	690	3,417	1,203
Severance	13	—	526	—
Accretion on contingent consideration	86	171	476	665
Fair market value adjustment on contingent consideration	(1,133)	71	(2,274)	(205)
Litigation related expense	—	—	—	11
Amortization of acquired intangibles	2,101	1,373	6,121	4,371
Other income (expense)	24	—	24	(1,095)
Net loss attributable to non-controlling interest	263	224	783	542
Adjusted net income	$9,271	$7,903	$26,372	$20,843
Diluted number of weighted-average shares outstanding	37,614,701	37,006,796	37,563,815	36,832,154
Adjusted net income per share - diluted	$0.25	$0.21	$0.70	$0.57

*Adjustments, excluding non-deductible transaction costs, are tax effected using an income tax rate of 40% for 2015 and 2014.    Pre-tax loss attributable to non-controlling interest assumes losses are allocated to Envestnet Retirement Solutions, LLC members pro-rata based on ownership percentage.

Liquidity and Capital Resources

As of September 30, 2015, we had total cash and cash equivalents of $208,348 compared to $209,754 as of December 31, 2014. We plan to use existing cash as of September 30, 2015 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and future acquisitions, investments and other strategic activity.

We expect the cash portion of merger consideration under the Yodlee Merger Agreement to be approximately $380,000.  We expect to fund this with available balance sheet cash and up to $260,000 in committed debt financing.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$25,831	$34,823
Net cash used in investing activities	(39,566)	(9,099)
Net cash provided by financing activities	12,329	30,233
Net increase (decrease) in cash and cash equivalents	(1,406)	55,957
Cash and cash equivalents, end of period	208,348	105,899

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 decreased by $8,992 compared to the same period in 2014, primarily due to a decrease in net income of $1,937, a decrease in non-cash adjustments totaling $3,745, and a decrease in the change in operating assets and liabilities totaling $3,310.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 increased by $30,467 compared to the same period in 2014. The increase is primarily a result of an increase in cash disbursements for acquisitions of $26,044, purchases of property and equipment of $1,603, investment in a private company for $1,500 and capitalization of internally developed software of $1,220.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 decreased by $17,904 compared to the same period in 2014, primarily a result of a decrease in proceeds from bank indebtedness of $30,000, purchases of treasury stock for stock-based minimum withholdings of $4,813 and payment of promissory note of $1,500, offset by increases excess tax benefits from stock-based compensation of $12,924,  proceeds from the exercise of stock options of $4,302 and payments of contingent consideration of $1,219.

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

Commitments and Off-Balance Sheet Arrangements

Leases

The Company rents office space under leases that expire at various dates through 2026.  Future minimum lease commitments under these operating leases, as of September 30, 2015, were as follows:

Years ending December 31:
Remainder of 2015	$2,011
2016	8,557
2017	7,666
2018	7,064
2019	6,574
Thereafter	23,587
$55,459

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and nine months ended September 30, 2015, 83% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and nine months ended September 30, 2015, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $342 and $962 to pre-tax earnings, respectively, and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $280 and $787 to pre-tax earnings, respectively.

Interest rate risk

We have no floating interest rate debt and therefore we are not directly exposed to interest rate risk.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level, because of an as yet unremediated material weakness in internal control over financial reporting related to controls over the portion of revenues and cost of revenues of Wealth Management Solutions, a business that was acquired in 2013, that was not migrated to the Envestnet core technology platform in 2014. We have also not yet remediated a lack of adequately designed or documented controls related to the financial statement review process, including the review of manual journal entries. The material weakness is further described in Item 9A-Controls and Procedures in the 2014 Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than as described below under “Remediation Plan,” during the nine months ended September 30, 2015, although the Company is executing on its material weakness remediation plan, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management is committed to remediating the material weakness discussed above in a timely fashion.

The Audit Committee directed management to develop a detailed plan and timetable for the implementation of remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

The Company has been executing on our remediation plan that will address the material weakness in internal control over financial reporting as discussed above. During the nine months ended September 30, 2015, the Company has performed the following procedures:

•

The Company migrated one former WMS client from the legacy WMS platform to the Envestnet core technology platform. For these migrated clients, management validated all revenues related to such migrated clients that were computed using the legacy WMS platform against all revenues computed by the Envestnet core technology platform for the same migrated clients, and noted no variances. During the fourth quarter of 2015, one former WMS client is scheduled to be migrated to the Envestnet core technology platform. Management anticipates that as of December 31, 2015, only one WMS client will remain on the WMS legacy platform, with final conversion expected in the first half of 2016. Upon completion of the conversion, the legacy WMS platform will no longer by utilized;

•	The Company has completed its documentation of all relevant internal controls related to the legacy WMS platform and is finalizing its testing of such controls;

•	Company is in the process of documenting and testing all relevant internal controls related to the legacy WMS platform;

•

The Company is designing controls related to the review of manual journal entries.  Management continues to review its internal controls related to the financial statement review process for enhancement;

•

The Company has identified certain technology enhancements specifically identified to increase the use and effectiveness of preventive controls in the financial statement review process, including those related to revenue and related accounts receivable process, and the account reconciliation process.  These technology enhancements will continue to be implemented in the fourth quarter of 2015 and are anticipated to be completed in 2016;

•

The Company has hired additional accounting/finance personnel, including the hiring of an experienced accounting manager as well as a revenue manager, designed to strengthen management’s review and documentation of internal control over financial reporting.  In addition, the Company is evaluating its staffing to determine if additional resources are necessary in the fourth quarter of 2015;

If the remedial measures as described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future which could harm our business.

PART II — OTHER INFORMATION

Item  1.Legal Proceedings

Yodlee, each of the members of the Yodlee Board, the Company and Merger Sub have been named as defendants in two putative class actions challenging the merger in the Court of Chancery of the State of Delaware.  The suits are captioned Suman Inala v. Yodlee, Inc., et al. (Case No. 11461) (filed September 2, 2015 and amended on October 14, 2015) and Guillaume Wieland-Paquet v. Yodlee, Inc., et al. (Case No. 11611) (filed October 14, 2015). The complaints allege, among other things, that the Yodlee Board breached its fiduciary duties by agreeing to sell Yodlee through a conflicted process and by failing to ensure that Yodlee stockholders received adequate and fair value for their shares.  The complaints also now allege that the Form S-4 Registration Statement filed by Envestnet, which contained Yodlee’s proxy statement, failed to disclose material information to Yodlee’s stockholder.  The complaints also allege that the Company and Merger Sub have aided and abetted these breaches of fiduciary duties. The plaintiffs seek as relief, among other things, an injunction against the merger, rescission of the merger agreement to the extent it is already implemented, an award of damages and attorneys’ fees. The Company believes the lawsuits are without merit.

We are involved in litigation arising in the ordinary course of our business. We do not believe that the outcome of any of the current litigation, individually or in the aggregate, would, if determined adversely to us, have a material adverse effect on our results of operations, financial condition or business.

Item 1A.Risk Factors

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

We expect to grow our business by, among other things, making acquisitions. Over the past four years we have completed five significant acquisitions. We recently announced the acquisition of Yodlee.  Acquisitions involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Acquisitions might also result in losing key employees. In addition, we may fail to successfully integrate acquisitions. We may also fail to generate enough revenues or profits from an acquisition to earn a return on the associated purchase price.

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

Even if we complete the Merger, we may fail to realize all of the anticipated benefits.

The success of the Merger will depend, in part, on our ability to realize the anticipated benefits of the acquisition.  The anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies.  There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence.

The Company’s level of indebtedness will increase upon completion of the Merger and will increase the related risks the Company now faces.

To fund the cash portion of the merger consideration, the Company will incur significant additional indebtedness. As a result, the Company will be subject to increased risks associated with debt financing, including an increased risk that the Company’s cash flow could be insufficient to meet required payments on its debt. As of September 30, 2015, the Company had indebtedness of approximately $172.5 million. Taking into account the incurrence of additional indebtedness in connection with the Merger, the Company’s pro forma consolidated indebtedness as of September 30, 2015, after giving effect to the Merger would be up to approximately $350 million. The Company’s increased indebtedness could have important consequences to holders of the Company’s common stock, including:

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

Item 2.Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

(c) Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicaly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
July 1, 2015 through July 31, 2015	5,341	41.59	—	—
August 1, 2015 through August 31, 2015	1,008	34.76	—	—
September 1, 2015 through September 31, 2015	—	—	—	—

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2015.

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

*Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) the Condensed Consolidated Statement of Equity for the nine months ended September 30, 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.