Form 10-K
period 2015-12-31
ENVESTNET, INC.
filed 2016-02-29
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2015 as reported on The New York Stock Exchange on that date: $974,384,652. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, and (ii) officers and directors of the registrant, as of June 30, 2015, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

As of February 22, 2016,  42,007,403 shares of the common stock with a par value of $0.005 per share were outstanding.

Forward‑Looking Statements

Unless the context requires otherwise, the words “Envestnet,” “the Company,” “we,” “us” and “our” are references to Envestnet, Inc. and its subsidiaries as a whole.

This annual report on Form 10‑K contains forward‑looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward‑looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward‑looking statements. Forward‑looking statements may include, among others, statements relating to:

•	difficulty in sustaining rapid revenue growth, which may place significant demands on our administrative, operational and financial resources,
•	fluctuations in our revenue,
•	the concentration of nearly all of our revenues from the delivery of our solutions and services to clients in the financial services industry,
•	the impact of market and economic conditions on revenues,
•	our reliance on a limited number of clients for a material portion of our revenue,
•	the renegotiation of fee percentages or termination of our services by our clients,
•	our ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies,
•	compliance failures,
•	regulatory actions against us,
•	the failure to protect our intellectual property rights,
•	our inability to successfully execute the conversion of clients’ assets from their technology platform to our technology platforms in a timely and accurate manner,
•	general economic conditions, political and regulatory conditions,
•	the impact of fluctuations in interest rates on our business,
•	market conditions and our ability to issue additional debt and equity,
•

our ability to expand our relationships with existing customers, grow the number of customers and derive revenue from new offerings such as our data analytic solutions and market research services and premium FinApps,

•	our financial performance,

•	the results of our investments in research and development, our data center and other infrastructure,
•	our ability to realize operating efficiencies,
•	the advantages of our solutions as compared to those of others,
•	our ability to establish and maintain intellectual property rights,
•	our ability to retain and hire necessary employees and appropriately staff our operations, in particular our India operations, and
•	management’s response to these factors.

In addition, there may be other factors of which we are presently unaware or that we currently deem immaterial that could cause our actual results to be materially different from the results referenced in the forward‑looking statements. All forward‑looking statements contained in this annual report and documents incorporated herein by reference are qualified in their entirety by this cautionary statement. Forward‑looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward‑looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events, except as required by applicable law. If we do update one or more forward‑looking statements, no inference should be made that we will make additional updates with respect to those or other forward‑looking statements.

Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations.

These forward‑looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward‑looking statements we make in this annual report are set forth in Part I under “Risk Factors”; accordingly, investors should not place undue reliance upon our forward‑looking statements.

You should read this annual report on Form 10‑K completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward‑looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our consolidated financial statements and the related notes included elsewhere in this annual report. Except for the historical information contained herein, this discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Except where we have otherwise indicated or the context otherwise requires, dollar amounts presented in this Form 10‑K are in thousands, except for Item 9A, Exhibits and per share amounts.

Item 1.  Business

General

We were founded in 1999 and through organic growth and strategic transactions we have grown to become a leading provider of financial and wealth management technology and services to financial advisors, investors and financial service providers.

Envestnet is a leading provider of unified wealth management technology and services. Our open architecture platforms unify and fortify the wealth management process, delivering unparalleled flexibility, accuracy, performance, and value.  As of December 31, 2015, approximately 47,000 advisors used our technology platforms, supporting approximately $851 billion of assets in approximately 3.5 million investor accounts.

On November 19, 2015 we acquired Yodlee, Inc. (“Envestnet | Yodlee”). Envestnet | Yodlee is a leading data analytics platform powering dynamic, cloud-based innovation for digital financial services. Our vision for Envestnet | Yodlee is to empower lives with innovative digital financial services. Envestnet | Yodlee customers include financial institutions, internet services companies providing innovative financial solutions and third-party developers of financial applications. As of December 31, 2015, more than 950 organizations in over 15 countries use the Envestnet | Yodlee platform to power their consumer-facing digital offerings and we receive subscription fees for 21.3 million of these consumers, whom we refer to as our paid users.

Our headquarters are located in Chicago, Illinois and we have offices in New York, New York; Denver, Colorado; Seattle, Washington; Sunnyvale and Redwood City, California; Boston, Massachusetts; Landis and Raleigh, North Carolina; Addison, Texas; Tucson, Arizona; Berwyn, Pennsylvania and Trivandrum and Bangalore, India.

We intend to continue to selectively pursue acquisitions, investments and other relationships that we believe can enhance the attractiveness of our technology platforms or expand our client base. Given our scale of operations and record of past transactions and access to capital, we believe we are well‑positioned to engage in such transactions in the future. During the past three years we have acquired the following entities:

•

In July 2013, we acquired the Wealth Management Solutions (“WMS”) division of Prudential Investments. WMS offers financial institutions access to an integrated wealth platform, which helps construct and manage sophisticated portfolio solutions across an entire account life cycle, particularly in the area of UMA trading.

•	In February 2014, we formed Envestnet Retirement Solutions, LLC (“ERS”) with various third parties. ERS offers advisory and technology enabled services to financial advisors and retirement plans.
•

In October 2014, we acquired Placemark Holdings, Inc. (“Placemark”). Placemark, now operating as Envestnet | Placemark develops UMA programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full‑service broker‑dealers and RIA firms.

•

In February 2015, we acquired Upside Holdings, Inc. (“Upside”). Upside helps financial advisors compete against other digital advisors, or “robo advisors,” by leveraging technology and algorithms to advise, manage, and serve clients who want personalized investment services.

•

In May 2015, we acquired Oltis Software LLC (d/b/a Finance Logix®) (“Envestnet | Finance Logix”). Finance Logix provides financial planning and wealth management software solutions to banks, broker-dealers and RIAs.

•

In August 2015, we acquired Castle Rock Innovations, Inc. (“Castle Rock”). Castle Rock provides data aggregation and benchmarking solutions to retirement plan record-keepers, broker-dealers, and advisors.

•

In November 2015, we acquired Yodlee, Inc. (“Envestnet | Yodlee”). Envestnet | Yodlee is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

For the year ended December 31, 2015, we earned fees of $333,700 from assets under management (“AUM”) or assets under administration (“AUA” and collectively “AUM/A”), representing a 13% increase over earned fees from AUM/A in 2014. Asset‑based fees accounted for approximately 79%, 84% and 83% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

For the year ended December 31, 2015, subscription and licensing revenues were $75,300, representing a 54% increase over subscriptions and licensing in 2014. Subscription and licensing revenues accounted for 18%, 14% and 15% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

For the year ended December 31, 2015, professional services and other revenues were $12,000, representing a 108% increase over professional services and other revenues in 2014.

Segments

Business segments are generally organized around our service offerings. Financial information about each business segment is contained in Note 19 to the Consolidated Financial Statements. Our business segments are as follows:

Envestnet is a leading provider of unified wealth management software and services empowering financial advisors and institutions.

Envestnet | Yodlee is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet Segment

Overview

Envestnet empowers financial advisors to deliver fee‑based advice to their clients. We work with both Independent Registered Investment Advisors (“RIAs”), as well as advisors associated with financial institutions such as broker‑dealers and banks. The services we offer and market to financial advisors address advisors’ ability to grow their practice as well as to operate more efficiently—the Envestnet platforms span the various elements of the wealth management process, from the initial meeting an advisor has with a prospective client to the ongoing day‑to‑day operations of managing an advisory practice.

Our centrally‑hosted technology platforms, which we refer to as having “open architecture” because of their flexibility, provides financial advisors with access to a series of integrated services to help them better serve their clients. These services include risk assessment and selection of investment strategies and solutions, asset allocation models, research and due diligence, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi‑custodian performance reporting and communication tools, as well as access to a wide range of leading third‑party asset custodians.

We offer these solutions principally through the following product and services suites:

•

Envestnet | Advisor Suite TM empowers advisors to provide better client outcomes and strengthen their practice. Our cloud based platform unifies the applications and services advisors use to manage their practice and advise their clients, including data aggregation; financial planning; capital markets assumptions; asset allocation guidance; research and due diligence on investment managers and funds; portfolio management, trading and rebalancing; multi‑custodial, aggregated performance reporting; and billing calculation and administration.

•

Envestnet | PMC®, our Portfolio Management Consultants (“PMC”) group primarily engages in research and consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of investment solutions and products. Envestnet | PMC’s investment solutions and products include managed account and multi‑manager portfolios, mutual fund portfolios and Exchange Traded Funds (“ETF”) portfolios.  Envestnet | PMC offers Prima Premium Research, comprising institutional‑quality research and due diligence on investment managers, mutual funds, ETFs and liquid alternatives funds.  Envestnet | PMC also offers Overlay Services which includes patented portfolio overlay and tax optimization services.

•	Envestnet | TamaracTM provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management (“CRM”) software, principally to high‑end RIAs.
•

Envestnet | Retirement Solutions (ERS) offers a comprehensive suite of services designed specifically for retirement plan professionals. With our integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•

Envestnet | VantageTM provides enterprise data solutions for financial institutions, aggregates and manages investment data, and provides multi-custodial consolidated performance reporting and benchmarking,  giving clients an in‑depth view of all holdings, and empowering advisors and institutions to better manage their business.

•	Envestnet | Finance Logix TM provides financial planning and wealth management software solutions to banks, broker-dealers and RIAs.
•	Envestnet | Advisor Now TM now offers private-labeled investor-facing technology that enables advisors and institutions to deliver a complete digital wealth management experience to their clients.

We believe that our business model results in a high degree of recurring and predictable financial results. The majority of our revenue is asset‑based, meaning it is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors. We also generate revenues from recurring, contractual licensing fees for providing access to our technology platforms and from professional services.

For over 85% of our asset‑based fee arrangements, we bill customers at the beginning of each quarter based on the market value of customer assets on our technology platforms as of the end of the prior quarter, providing for a high degree of revenue visibility in the current quarter. Inherently, revenue from quarter to quarter may fluctuate based on changes in asset values or fee rates on those asset values. Furthermore, our licensing fees are highly predictable because they are generally established in multi‑year contracts providing longer‑term visibility regarding that portion of our total revenues.

As the tables below indicate, our wealth management solutions business has experienced steady and significant growth over the last several years. We believe this growth is attributable to secular trends in the wealth management industry as described below, the uniqueness and comprehensiveness of our products, as well as acquisitions.

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

The following table sets forth the number of accounts with AUM or AUA as of the end of the quarters indicated:

Accounts Under Management or Administration

(in thousands)

The following table sets forth as of the end of the years indicated the number of financial advisors that had client accounts on our technology platforms:

Total Advisors

Market Opportunity

The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household financial assets are approaching $70 trillion as of September 30, 2015, representing a sizeable wealth management opportunity.

In addition to experiencing significant growth in financial assets, the wealth management industry is characterized by a number of important trends, including those described below, which we believe create a significant market opportunity for technology‑enabled investment solutions and services like ours:

•	Increase in independent financial advisors;
•	Increased reliance on technology among independent financial advisors;
•	Increased use of financial advisors;
•	Increased use of fee‑based investment solutions; and
•	More stringent standards applicable to financial advisors.

Business Model

We believe that a number of attractive characteristics contribute significantly to the success of our business model, including:

•	Being positioned to capitalize on favorable industry trends;
•	Recurring and resilient revenue base;
•	Strong customer retention; and
•	Substantial operating leverage.

Growth Strategy

Envestnet serves the fastest growing segments of the wealth management industry: independent financial advisors; fee‑based solutions; and outsourced investment and technology solutions. We intend to increase revenue and profitability by continuing to pursue the following strategies:

•	Increase our advisor base;
•	Extend the account base within a given advisor relationship;
•	Expand the services utilized by each advisor;
•	Obtain new enterprise clients;
•	Continue to invest in our technology platforms;
•	Continue to pursue strategic transactions and other relationships; and
•	Cross market and sell the Envestnet | Yodlee product offerings to Envestnet customers.

Technology Platforms

Our technology platforms feature a three‑tier architecture integrating a Web‑based user interface, an application tier that houses the business logic for all of the platforms’ functionality and a SQL Server databases. The application tier resides behind load balancers which distribute the workload demands across our servers. We believe our technology design allows for significant scalability.

Envestnet undergoes an annual SSAE 16 SOC 1 Type II audit to validate the continued operation of our internal controls for the UMP, UMPi and Tamarac platforms.  The SOC reports confirm design and operating effectiveness of internal controls. We maintain multiple redundancies, back up our databases and safeguard technologies and proprietary information consistent with industry best practices. We also maintain a comprehensive business continuity plan and company‑wide risk assessment program that is consistent with industry best practices and that complies with applicable regulatory requirements.

We have historically made significant investments in platform development in order to enhance and expand our technology platforms and expect to continue to make significant investments in the future. In the years ended December 31, 2015, 2014 and 2013, we incurred technology development costs totaling approximately $12,600, $11,600 and $9,100, respectively. Of these costs, we capitalized approximately $5,500, $3,400 and $3,100, respectively, as internally developed software. We expect to continue focusing our technology development efforts principally on adding features to increase our market competitiveness, enhancements to improve operating efficiency, address regulatory demands and reduce risk, and client‑driven requests for new capabilities.

Our proprietary Web‑based platforms provide financial advisors with access to investment solutions and services that address, in one unified, centrally‑hosted platform, based on our knowledge of the industry, the widest range of front‑, middle‑and back‑office needs in our industry. The “open architecture” design of our technology platforms provide financial advisors with flexibility in terms of the investment solutions and services they access, and configurability in the manner in which the financial advisors utilize particular investment solutions and services. The multi‑tenant platform architecture ensures that this level of flexibility and customization is achieved without requiring us to create unique applications for each client, thereby reducing the need for additional technology personnel and associated expenses. In addition, though our technology platforms are designed to deliver a breadth of functions, financial advisors are able to select from the various investment solutions and services we offer, without being required to subscribe to or purchase more than what they believe is necessary.

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

Enterprise clients.  We provide enterprise clients with customized, private‑labeled technology platforms that enable them to support their affiliated financial advisors with a broad range of investment solutions and services. Our contracts with enterprise clients establish the applicable terms and conditions, including pricing terms, service level agreements and basic platform configurations. See Item 1A, “Risk Factors” for further discussion of risks related to customer concentration.

Sales and Marketing

Our sales and marketing staff is organized by sales channel and product offering. Our enterprise sales team focuses on entering into agreements with enterprise clients, which enable us to sell our platform capabilities to those firms and the advisors associated with them. Our advisory sales team sells to the individual financial advisors of dually registered broker‑dealer and RIA firms. The sales channels work collaboratively with the product teams to offer our additional value-added services.  Envestnet | Tamarac sells rebalancing, performance reporting and CRM solutions principally to large RIA firms. Envestnet | Vantage software aggregates and manages investment data, provides performance reporting and benchmarking.  Envestnet | PMC offers portfolio and investment management consulting services, including Prima Premium Research and due diligence capabilities. ERS offers a comprehensive suite of services designed specifically for retirement plan professionals. Envestnet | Finance Logix provides financial planning and wealth management software solutions to banks, broker-dealers and RIAs.

The principal aim of our marketing efforts is to create greater visibility of our company and our brands, and to provide thought leadership to the wealth management industry. Our marketing efforts are focused on our core markets: financial advisors and enterprise clients. We use advertising and public relations to communicate our message to these target markets.

To implement our marketing efforts, we generally employ paid print and online advertisements in a variety of industry publications, as well as promotions that include e‑blast campaigns and sponsored webinars for financial advisors.  We also partner with independent broker‑dealers on direct mail campaigns targeting such firms’ financial advisors to describe the investment solutions and services that we offer, produce brochures and presentations for financial advisors to use with their clients and we create Internet pages or sites to promote our investment solutions and services.

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

•

Custodians.  A number of leading asset custodians, such as Pershing LLC (a subsidiary of BNY Mellon Corporation) and The Charles Schwab Corporation, have expanded beyond their custodial businesses to also offer advisor trading tools that compete with our financial advisor‑directed solutions.

Envestnet | Yodlee Segment

Overview

Envestnet | Yodlee is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services. More than 950 companies, including 12 of the 20 largest U.S. banks and hundreds of Internet services companies, subscribe to the Envestnet | Yodlee platform to power personalized financial apps and services for millions of consumers. Envestnet | Yodlee solutions help improve the speed and delivery of financial innovation, improve digital customer experiences, and drive better outcomes for our clients and their customers.

We serve two main customer groups, financial institutions (“FI”), customers and Internet services companies providing innovative financial solutions, which we refer to as our Yodlee Interactive (“YI”), customers. Envestnet | Yodlee provides FI customers with access to our platform, secure, open application programming interfaces (“APIs”) and end-user facing applications powered by our platform and APIs (“FinApps”).  Our platform and APIs enable FI customers to receive end user-permissioned transaction data elements that we aggregate and cleanse, as well as to enable our money movement solutions.  The FinApps powered by our platform and APIs can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business (“SMB”) solutions.  Our YI customers are Internet services companies and third-party developers, who use our platform to develop new applications and enhance existing solutions. Our YI customers operate in a number of sub-vertical markets, including wealth management, personal financial management, small business accounting, small business lending and authentication. These customers use the Envestnet | Yodlee platform to build solutions that leverage our open APIs and access to a large end user base. In addition to aggregated transaction-level account data elements, we provide YI customers with secure access to account verification, money movement and risk assessment tools via our APIs. We play a critical role in bringing innovation from Internet services companies to financial institutions through the Envestnet | Yodlee platform. For example, our YI customers use our solutions in such diverse applications as providing working capital to small businesses online; personalized financial management, planning and advisory services; ecommerce payment solutions; and online accounting systems for small businesses. We provide access to our solutions across multiple channels, including web, tablet and mobile.

The Envestnet | Yodlee platform delivers a wide variety of FinApps and also enables our customers to develop their own applications through our open APIs, that deliver trusted and secure data, money movement solutions, and other feature functionality.  Our FinApps are targeted at the retail financial, wealth management, small business, card and other financial solutions sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. Examples of FinApps include our Expense FinApp, which helps consumers track their spending, and a Payroll FinApp from a third party, which helps small businesses process their payroll.

We are a big data practitioner providing our customers with data analytics solutions and market research services that enhance the value of our solutions and anonymized data derived from a massive and dynamic set of end user-permissioned transaction-level data that we gather and refine. We believe that our brand leadership, innovative technology and intellectual property, large customer base, and unique data gathering and enrichment provide us with competitive advantages that have enabled us to generate strong growth.

Our solutions benefit our customers and their end users in a wide variety of ways. For both our FI and YI customers, providing Envestnet | Yodlee-powered solutions improves their end user satisfaction and retention, accelerates speed to market, creates technology savings and enhances their data analytics solutions and market research capabilities. For our customers’ end users, our solutions provide better access to their financial information and more control over their finances, leading to more informed and personalized decision making. For our customers who are members of the developer community, our solutions provide access to critical data and payments solutions, faster speed to market and enhanced distribution.

Market Opportunity

The financial services industry is undergoing a technological shift. Outdated enterprise hardware and software is being replaced by cloud-driven solutions that are easier and less expensive to implement, update and manage. Banks continue to spend heavily on IT in order to compete effectively in an increasingly competitive environment. We believe as financial institutions continue to spend on technology, a growing proportion of that spending will shift from outdated internally-developed or custom-built enterprise software to cloud-based solutions. In addition to the large opportunity that we have with traditional financial institutions, we believe that we also have a significant opportunity with Internet services companies providing innovative financial solutions.

The industry in which Envestnet | Yodlee operates has the following opportunities:

•	Consumers and small businesses are struggling to effectively manage their finances;
•	Financial institutions have challenges and opportunities to engage and retain their customers;
•	Emerging Internet-based financial services companies are paving the path of innovation;
•	Cloud-based platforms are simplifying software delivery;
•	Open platforms and application-level developer ecosystems are driving innovation forward;
•	New technology platforms are leveraging big data; and
•	Large addressable market.

As we continue to expand our presence in the markets outlined above, the number of potential end users who use our solutions increases dramatically. Our potential end user base includes any consumer of financial services on the Internet—and this end user could be a paid user of Envestnet | Yodlee many times over across multiple customers and products. This multiplier effect greatly increases our addressable end user base.

Business Model

We provide subscription services on a business-to-business-to-consumer (“B2B2C”) basis to financial services clients, whereby our customers offer solutions based on our platform to their end users. On a business-to-business (“B2B”) basis we deliver an open platform to customers and third-party developers through our API’s. We serve two main customer groups or channels, FI and YI customers.

Our FI customers encompass many of the leading FIs, including 12 of the 20 largest banks in the United States, which hold 82% of the total assets of the top 20 U.S. banks (based on total assets as of June 30, 2015). We estimate that our current network of FI customers alone reaches more than 100 million end users, representing a significant opportunity to grow our paid user base within existing customers.

Our YI customers are Internet services companies providing innovative financial solutions, with an increasingly large and diverse base of users, and third-party developers. Third-party developers benefit from access to critical data and payment capabilities, our faster speed to market and enhanced distribution.

Our data analytics solutions and market research services enhance the value of our solutions to our customers and provide insights derived from small, scrubbed, non-identified, and dynamic samples from a massive population of end user-permissioned, non-identified transaction-level data that we gather and refine.

Our platform powers hundreds of FinApps created and made available by us, our customers and third-party developers. FinApps can be sold individually or in combinations and include personal financial management, wealth management, card, payments and SMB solutions. Examples of FinApps are an Expense FinApp that helps a consumer track their spending, or a Payroll FinApp from a third party that can help a small business with processing its payroll. Our open APIs enable us, our FI and YI customers and third-party developers to create new FinApps that can be made available across our broad end user base.

In addition to aggregated transaction-level account data, we provide our customers with secure access to account verification, money movement and risk assessment tools via our APIs. By using our account verification solutions, customers can verify an end user’s account information, ownership and balance in real time, reducing risk for our customers when interacting with an end user’s checking account. By using our money movement solutions, end users can debit and credit consumer and small business accounts in real time or in batches, route payments between accounts or to other people and pay bills.

Growth Strategy

The Envestnet | Yodlee growth strategy is currently divided into three primary areas of focus: user growth, revenue per paid user growth and cross selling of our product offerings to Envestnet customers. In addition, key elements of this growth strategy include:

User Growth:

•	Expand end user usage with existing customers
•	Grow the number of customers
•	Increase our global market presence

Revenue per Paid User Growth:

•	Data analytics solutions and market research

•	Data-driven cross-sell and digital marketing opportunities
•	Market research
•	Credit and risk analytics
•	FinApps

Technology Platforms

Envestnet | Yodlee Data Aggregation:

Our data aggregation platform collects a wide variety of end user-permissioned transaction-level data from over 14,500 sources and puts it in a common repository. Envestnet | Yodlee developed robust proprietary technology and processes and established relationships that allow us to curate these data sources and expand our access to new data sources. Over 74% of this data is collected through structured feeds from our FI customers and other FIs. These structured feeds, which consist of either batch files pushed to us or real-time access, provide this critical data efficiently and at scale. Where we do not have direct connections, we capture data using our proprietary information-gathering techniques.

Beyond collecting data, our data aggregation platform performs a data refining process and augments the data with additional information from a variety of other sources. We enrich the data with a proprietary twelve-step process, adding such elements as categorization and merchant identification for bank or credit card account data and investment holding identification for investment account data. As our platform usage grows and is exposed to more users and use cases, the system benefits from machine learning algorithms to better normalize, categorize and process large amounts of data, allowing our network to become more effective, efficient and valuable to our customers. With this enhanced data, including consolidated data from within our FI customers and account data regarding accounts at other FIs, we enable our customers to offer more personalized solutions to their end users, which provide end users insights that allow them to take better control of, and better manage, their finances.

Envestnet | Yodlee Money Movement:

Our money movement solutions facilitate payment flows. Our customers can debit and credit consumer and small business accounts in real time or in batches and route payments between accounts (funds transfer), to billers (bill pay), or to other individuals (peer to peer). Designed to be run as a service, our money movement solutions allow us to operate these functionalities in the cloud and quickly adapt to new payment systems.

Our payment engine, which is a principal component of our money movement solutions, is a task-based payment processing platform that controls all payment activity across cobrands, originators, processors, and billers.

Customers

Our customers include financial institutions, Internet service companies providing innovative financial solutions and third-party developers of financial applications. Our platform was used by more than 500 FIs, including 12 of the 20 largest banks in the United States (based on total assets as of June 30, 2015), and more than 400 Internet services companies globally as of December 31, 2015.

Sales and Marketing

We have a direct sales and pre-sales team servicing the leading global FIs. The FI sales team is divided geographically into three regional groups: North America; Europe; Middle East/Africa and Asia-Pacific. Each regional sales and pre-sales team is responsible for acquiring new FI customers. Within the North America region we further divide our direct sales and pre-sales representatives into teams that focus on specific accounts, on a named-account basis, depending on size, location, product specialization and/or brand. Our direct sales and pre-sales teams are supported by customer advocacy teams who specialize in customer account management and expansion. Together, sales, pre-sales and customer advocacy representatives are responsible for growing our customer relationships in terms of account penetration (cross-selling additional products and services into the same or additional groups within a FI) and expanding use of existing products and services (increasing usage). We also have a global channel partner sales team responsible for acquiring and supporting channel partners who target sales to FIs with fewer than $20 billion in deposits or assets under management. Additionally, we have resources that pursue our opportunities for sales of data analytics solutions and market research services.

We have a direct sales and technical pre-sales team covering Internet services companies and partners in each region in which we currently operate or intend to operate. Each regional sales and technical pre-sales team is responsible for acquiring new customers and channel partners. From time to time, we assign specific accounts based upon sales or domain expertise. Our direct sales and technical pre-sales teams are supported by a customer success and developer relations team who specialize in customer API integration, and account management and expansion, including services to our channel partners. Together, sales, technical pre-sales, customer success and developer relations representatives are responsible for growing our direct customer and channel partner relationships in terms of account penetration and API usage.

Our marketing efforts are focused on initiatives to drive global company, brand and solutions awareness and significant lead generation and sales acceleration across our whole business. These initiatives include educating the market about Yodlee, achieving recognition as the industry leader through awards, speaking engagements, thought leadership articles, data trends and metrics, and high profile interviews.

We employ a variety of integrated sales and marketing initiatives, including hosted demand generation webinars, sponsorship and partnership of key industry conferences, customer and developer-focused events and programs, meet-ups and hack-a-thons, and other high-profile activities designed to demonstrate thought leadership and engage new audiences in actionable and measurable ways. We employ many tools, including web and social properties, integrated creative campaigns consisting of online advertising, digital and video content marketing, direct mail, blogs, analyst relations and media relations. In addition, our marketing efforts develop consumer best practices tools, case studies, and education to drive deeper consumer activity and engagement with top customers.

Competition

While we do not believe any single company in the digital financial services market offers a comprehensive platform with features such as ours, the following companies offer products that compete with one or more of our solutions:

•	for data aggregation: Intuit, Inc. and Fiserv, Inc. (CashEdge);
•	for personal financial management: Intuit (direct to consumer service) and internal IT departments of FIs, as well as early-stage companies;
•	for online bill pay: Fiserv and FIS Global Corporation;
•	for data products and services: global payment networks, credit bureaus and other institutions that have access to large pools of data; and
•	for account verification: MicroBilt Corporation and Early Warning Systems, LLC.

We believe the principal competitive factors in digital financial services include the following: reputation, cloud-based delivery model, data aggregation capability, access to data through direct connectivity to FIs, scale (size of customer base and level of user adoption), security, time to market, breadth and depth of application functionality user experience, access to third-party applications, ease of use, ease of integration, flexibility and configurability, and competitive pricing. We believe that we compete favorably with respect to all of these factors.

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

Our subsidiaries Envestnet Asset Management, Inc., Portfolio Management Consultants, Inc., ERS, Upside Financial, LLC, and Envestnet Portfolio Solutions, Inc. (“EPS”) operate investment advisory businesses. These subsidiaries are registered with the U.S. Securities and Exchange Commission (“SEC”) as “investment advisers” under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are regulated thereunder. They may also provide fiduciary services as defined in Section 3(21)(A)(ii) of the Employee Retirement Income Security Act of 1974 (“ERISA”), including acting as an “investment manager” (as defined in Section 3(38) of ERISA). As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, it could have a substantial effect on our business. Envestnet Asset Management, Inc. serves as the investment adviser to two mutual funds. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, and detailed operating requirements, including restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees, and provide extensive and ongoing disclosure to clients. The application of these requirements to wrap fee programs is particularly complex and the

SEC has in the past scrutinized firms’ compliance with these requirements. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Although we believe we are in compliance in all material respects with the requirements of the Advisers Act and the Investment Company Act and the rules and interpretations promulgated thereunder, our failure to comply with such laws, rules and interpretations could have a material adverse effect on us.

Portfolio Brokerage Services, Inc., (“PBS”), our broker-dealer subsidiary, is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934, (“Exchange Act”), in all 50 states and the District of Columbia. In addition, PBS is a member of the Financial Industry Regulatory Authority (“FINRA”), the securities industry self-regulatory organization that supervises and regulates the conduct and activities of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA and the SEC conduct periodic examinations of the operations of its members, including PBS. Violation of applicable regulations can result in the suspension or revocation of a broker-dealer’s registration, the imposition of censures or fines and the suspension or expulsion of the broker-dealer from FINRA. PBS is subject to minimum net capital requirements under the Exchange Act, SEC and FINRA rules and conducts its business pursuant to the exemption from the SEC’s customer protection rule provided by Rule 15c3-3(k)(2)(i) under the Exchange Act. As of December 31, 2015, PBS was required to maintain a minimum of $100 in net capital and its actual net capital was $1,176.

Envestnet | Yodlee’s solutions are subject to a strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. Envestnet | Yodlee is examined on a periodic basis by various regulatory agencies. For example, Envestnet | Yodlee is a supervised third-party technology service provider subject to multi-agency supervisory examinations in a wide variety of areas based on published guidance by the Federal Financial Institutions Examination Council. These examinations include examinations of Envestnet | Yodlee’s management, acquisition and development activities, support and delivery, IT, and disaster preparedness and business recovery planning. The Office of the Comptroller of the Currency (the “OCC”) is the agency in charge of these examinations.

Either as a result of direct regulation or obligations under customer agreements, our subsidiaries are required to comply with certain provisions of the Gramm-Leach-Bliley Act, related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), for enhanced due diligence of the internal systems and processes of companies like ours by their financial institutions customers.

Money movement services are potentially subject to regulation under a variety of federal and state laws, including state statutes regulating “money transmitters” and federal laws, such as the Bank Secrecy Act and the regulations thereunder, which regulate “money transmitting businesses” and “money services businesses.” Many of these statutes are broadly worded and have not been subject to published judicial or administrative interpretation.

Our subsidiaries are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC and OCC, broad administrative powers. In the event of a failure to comply with these laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on the permissibility of our regulated subsidiaries and our other subsidiaries to engage in business for specified periods of time, censures, fines, and the revocation of registration as a broker-dealer or investment adviser, as applicable. Additionally, the securities laws and other regulations applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.

Many of the laws and regulations to which our subsidiaries are subject are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. We continually develop improvements to our existing products and services as well as new products and services.  Many of these improvements or new products and services may implicate regulations to which we may not already be subject or with which we may not have experience. New laws or regulations, or changes in existing laws or regulations or interpretations of existing laws and regulations, including those relating to the activities of our investment adviser, broker-dealer and financial institution clients, may occur that could increase our compliance and other costs of doing business, require significant changes to our systems or solutions or substantially change the way that our clients operate their businesses. Compliance with any new or revised regulatory requirements may divert internal resources, be expensive and time-consuming and may require increased investment in compliance functions or new technologies. Failure to comply with the laws and regulations to which we and our subsidiaries are subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm our reputation, and could materially and adversely affect our business, operating results and financial condition.

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

Employees

As of December 31, 2015, we had 2,665 employees, including 247 in sales and marketing, 920 in engineering and systems, 1,268 in operations, 45 in investment management and research, and 185 in executive and corporate functions. Of these 2,665 employees, 1,583 were located in India. None of our employees is represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
Judson Bergman	59	Chairman, Chief Executive Officer, Director
William Crager	51	President
Peter D’Arrigo	48	Chief Financial Officer
Scott Grinis	54	Chief Technology Officer
Shelly O’Brien	50	Chief Legal Officer, General Counsel and Corporate Secretary
Brandon Thomas	52	Chief Investment Officer
Josh Mayer	42	Chief Operating Officer

Judson Bergman, Age 59. Mr. Bergman is the founder of our company and has served as our Chairman, Chief Executive Officer and a director since 1999. Prior to founding our company, Mr. Bergman was Managing Director at Nuveen Investments, Inc. (“Nuveen”), a diversified investment manager. Mr. Bergman serves as a trustee of RS Investment Trust and RS Variable Products Trust, registered investment companies. Mr. Bergman received an MBA in finance and accounting from Columbia University and a BA from Wheaton College.

William Crager, Age 51. Mr. Crager has served as our President since 2002. Prior to joining us, Mr. Crager served as Managing Director of Marketing and Client Services at Rittenhouse Financial Services, Inc., an investment management firm affiliated with Nuveen. Mr. Crager received an MA from Boston University and a BA from Fairfield University, with a dual major in economics and English.

Peter D’Arrigo, Age 48. Mr. D’Arrigo has served as our Chief Financial Officer since 2008. Prior to joining us, Mr. D’Arrigo worked at Nuveen where he served as Treasurer since 1999, as well as holding a variety of other titles after joining them in 1990. Mr. D’Arrigo received an MBA from the Northwestern University Kellogg Graduate School of Management and an undergraduate degree in applied mathematics from Yale University.

Scott Grinis, Age 54. Mr. Grinis has served as our Chief Technology Officer since 2004. Prior to joining us, Mr. Grinis co‑founded Oberon Financial Technology, Inc., our subsidiary, prior to its acquisition by us. Mr. Grinis received a BS and an MS degree in electrical engineering from Stanford University.

Shelly O’Brien, Age 50. Ms. O’Brien has served as our Chief Legal Officer, General Counsel and Corporate Secretary since 2002. Prior to joining us, Ms. O’Brien was General Counsel and Director of Legal and Compliance for ING (U.S.) Securities, Futures & Options Inc., a broker‑dealer, and futures commission merchant. Ms. O’Brien received a degree in political science from Northwestern University, a JD from Hamline University School of Law, and an LLM in taxation from John Marshall Law School.

Brandon Thomas, Age 52. Mr. Thomas is a co‑founder of our company and has served as Chief Investment Officer and Managing Director of Portfolio Management Consultants, our internal investment management and portfolio consulting group, since 1999. Prior to joining us, Mr. Thomas was Director of Equity Funds for Nuveen. Mr. Thomas received an MBA from the University of Chicago, a JD from DePaul University and is a graduate of Brown University.

Josh Mayer, Age 42. Mr. Mayer was appointed Chief Operating Officer in April 2014. Previously, he served as Envestnet’s Executive Vice President and Director of Operations from January 2011 to April 2014, and as Envestnet’s Senior Vice President, Head of Operations from 2004 to January 2011. From 2000 to 2004, Mr. Mayer served as the Director of Operations for Oberon Financial Technology, which was acquired by Envestnet in 2004. Mr. Mayer holds a Bachelor of Arts and Sciences from Georgetown University.

Item 1A.  Risk Factors

An investment in any security involves risk. An investor or potential investor should consider the risks summarized in this section when making investment decisions regarding our securities offerings. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this section are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Business

We have experienced rapid revenue growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources and any inability to maintain or manage our growth could have a material adverse effect on our results of operations, financial condition or business.

Our revenues during the three years ended December 31, 2015 have grown at a compound annual growth rate of 32%. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend on, among other things, our ability to successfully grow our total assets under management and administration and add additional clients. If we are unable to implement our growth strategy, develop new investment solutions and services and gain new clients, our results of operations, financial condition or business may be materially adversely affected.

Sustaining growth will also require us to commit additional management, operational and financial resources and to maintain appropriate operational and financial systems. In addition, continued growth increases the challenges involved in:

•	recruiting, training and retaining sufficiently skilled technical, marketing, sales and management personnel;
•	preserving our culture, values and entrepreneurial environment;
•	successfully expanding the range of investment solutions and services offered to our clients;
•	developing and improving our internal administrative infrastructure, particularly our financial, operational, compliance, record‑keeping, communications and other internal systems; and
•	maintaining high levels of satisfaction with our investment solutions and services among clients.

There can be no assurance that we will be able to maintain or accelerate our growth, and any failure to do so could adversely affect our results of operations, financial condition or business.

Our revenue can fluctuate from period to period, which could cause our share price to fluctuate.

Our revenue may fluctuate from period‑to‑period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following events, as well as other factors described elsewhere in this document:

•	a decline or slowdown of the growth in the value of financial market assets, which may reduce the value of assets under management and administration and therefore our revenues and cash flows;
•	negative public perception and reputation of the financial services industry, which would reduce demand for our investment solutions and services;
•	unanticipated changes to economic terms in contracts with clients, including renegotiations;
•	downward pressure on fees we charge our clients, which would therefore reduce our revenue;
•	changes in laws or regulations that could impact our ability to offer investment solutions and services;
•	failure to obtain new clients;
•	cancellation or non‑renewal of existing contracts with clients;
•	failure to protect our proprietary technology and intellectual property rights;
•	unanticipated delays in connection with the conversion of client assets onto our technology platforms;
•	changes to or a reduction in the suite of investment solutions and services provided to or used by existing clients;
•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt or
•	fluctuations in currency exchange rates;
•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate;

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

As of December 31, 2015, we had $150,000 of borrowings outstanding under our credit facility (the “Amended and Restated Credit Agreement”) and $172,500 of outstanding 1.75% convertible notes due in 2019 (the “Convertible Notes”). We also have an additional $100,000 available under our Amended and Restated Credit Agreement. This indebtedness could, among other things:

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

We operate in highly competitive industries, with many firms competing for business from financial advisors and financial institutions on the basis of a number of factors, including the quality and breadth of investment solutions and services, ability to innovate, reputation and the prices of services and this competition could hurt our financial performance.

We compete with many different types of companies that vary in size and scope, including Pershing LLC (a subsidiary of BNY Mellon Corporation), The Charles Schwab Corporation, SEI Investments Company, AssetMark, Inc., Advent Software, Inc., and Lockwood Advisors (a subsidiary of BNY Mellon Corporation) which are discussed in greater detail under “Business—Competition” included in this Form 10‑K. In addition, some of our clients have developed or may develop the in‑house capability to provide the technology and/or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisors, obviating the need to hire us, and they may offer these services to third‑party financial advisors or financial institutions, thereby competing directly with us for that business.

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

We compete with many companies that have greater name recognition, substantially greater financial, technical, marketing and other resources, the ability to devote greater resources to the promotion, sale and support of their solutions, more extensive customer bases and broader customer relationships, and longer operating histories than we have.

Our failure to successfully compete in any of the above‑mentioned areas could have a material adverse effect on our results of operations, financial condition or business. Competition could also affect the revenue mix of services we provide, resulting in decreased revenues in lines of business with higher profit margins.

We derive a substantial portion of our revenues from the delivery of investment solutions and services to clients in the financial advisory industry and our revenue could suffer if that industry experiences a downturn.

A decline or lack of growth in demand for financial advisory services would adversely affect our clients and, in turn, our results of operations, financial condition and business. For example, the availability of free or low‑cost investment information and resources, including research and information relating to publicly traded companies and mutual funds available on the Internet or on company websites, could lead to lower demand by investors for the services provided by financial advisors. In addition, demand for our investment solutions and services among financial advisors could decline for many reasons. Consolidation or limited growth in the financial advisory industry could reduce the number of our clients and potential clients. Events that adversely affect our clients’ businesses, rates of growth or the numbers of customers they serve, including decreased demand for our clients’ products and services, adverse conditions in our clients’ markets or adverse economic conditions generally, could decrease demand for our investment solutions and services and thereby decrease our revenues. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

Because some of our sales efforts are targeted at large financial institutions and large Internet services companies, we face prolonged sales cycles, substantial upfront sales costs and less predictability in completing some of our sales. If our sales cycle lengthens, or if our upfront sales investments do not result in sufficient revenue, our operating results may be harmed.

We target a portion of our sales efforts at large financial institutions and large Internet services companies, which presents challenges that are different from those we encounter with smaller customers. Because our large customers are often making an enterprise-wide decision to deploy our solutions, we face longer sales cycles, complex customer requirements, substantial upfront sales costs, significant contract negotiations and less predictability in completing sales with these customers. Our sales cycle can often last one year or more with our largest customers, who often undertake an extended evaluation process, but is variable and difficult to predict. We anticipate that we will experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing sales with customers located outside of the United States. If our sales cycle lengthens or our upfront sales investments do not generate sufficient revenue to justify our investments in our sales efforts, our operating results may be harmed.

Failure of our customers to deploy our solutions in a timely and successful manner could negatively affect our revenue and operating results.

The timing of revenue from our customers depends on a number of factors outside of our control and may vary from period to period. Our customers may request customization of our solutions for their systems or engage in a prolonged, internal decision making process regarding the deployment of our solutions. Among our larger customers, deployment of our solutions can be a complex and prolonged process and requires integration into the existing platform on our customers’ systems. Any delay during the deployment process related to technical difficulties experienced by our customers or us in integrating our solutions into our customers’ systems could further lengthen the deployment period and create additional costs or customer dissatisfaction. During the deployment period, we expend substantial time, effort, and financial resources to assist our customers with the deployment. We generally are not able to recognize the full potential value of our customer contracts until our customers actually deploy our solutions. Cancellation of any deployment after it has begun could result in lost time, effort, and expenses invested in the cancelled deployment process, and would adversely affect our ability to recognize revenue that we anticipated at the time of the execution of the related customer contract. If our customers do not timely and successfully deploy our solutions, our future revenue and operating results could be negatively impacted.

A limited number of clients account for a material portion of our revenue. Termination of our contracts with any of these clients could have a material adverse effect on our results of operations, financial condition or business.

For the years ended December 31, 2015, 2014 and 2013, revenues associated with our relationship with our single largest client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 18%, 19% and 20% respectively, of our total revenues and our ten largest clients accounted for 42%, 48% and 46%, respectively, of our total revenues. Our license agreements with large financial institutions are generally multi‑year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. The Fidelity agreement, as amended, which expires in March 2017, includes receiving ongoing platform services fees through the Fidelity relationship based upon asset‑based fees. A majority of our agreements with financial advisors generally provides for termination at any time. If our contractual relationship with Fidelity were to terminate, or if a significant number of our most important clients were to terminate their contracts with us and we were unable to obtain a significant number of new clients, our results of operations, financial condition or business could be materially adversely affected.

Our clients that pay us an asset‑based fee may seek to negotiate a lower fee percentage or may cease using our services, which could limit the growth of, or decrease, our revenues.

A significant portion of our revenues are derived from asset‑based fees. Our clients may, for a number of reasons, seek to negotiate a lower asset‑based fee percentage. For example, an increase in the use of index‑linked investment products by the clients of our financial advisor clients may result in lower fees being paid to our clients, and our clients may in turn seek to negotiate lower asset‑based fee percentages for our services. In addition, as competition among our clients increases, they may be required to lower the fees they charge to their clients, which could cause them to seek to decrease our fees accordingly. Any of these factors could result in fluctuation or a decline in our asset‑based fees, which would have a material adverse effect on our results of operations, financial condition or business.

Changes in market and economic conditions could lower the value of assets on which we earn revenues and could decrease the demand for our investment solutions and services.

Asset‑based fees make up a significant portion of our revenues. Asset‑based fees represented 79%, 84% and 83% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. We expect that asset‑based fees will continue to represent a significant percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a mutual fund or other investment solution. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset‑based fees could be materially adversely affected.

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

Investors’ decisions regarding their investment assets are affected by many factors and investors may redeem or withdraw their investment assets generally at any time. Significant changes in investing patterns or large‑scale withdrawal of investment funds could have a material adverse effect on our results of operations, financial condition or business.

The clients of our financial advisors are generally free to change financial advisors, forgo the advice and other services provided by financial advisors or withdraw the funds they have invested with financial advisors. These clients of financial advisors may elect to change their investment strategies, by moving their assets away from equity securities to fixed income or other investment options, or by withdrawing all or a portion of their assets from their accounts to avoid all securities markets‑related risks. These actions by investors are outside of our control and could materially adversely affect the market value of the investment assets that our clients manage, which could materially adversely affect the asset‑based fees we receive from our clients.

Our hosting, collection, use and storage of customer information and data require the implementation of effective security controls, and a data security breach could disrupt our business, result in the disclosure of confidential information, expose us to liability and protracted and costly litigation, adversely affect our reputation and revenue and cause losses.

We, and our customers through which our solutions are made available to end users, collect, use, transmit and store confidential financial information such as bank account numbers, social security numbers, non-public personally identifiable information, portfolio holdings, credit card data and outstanding debts and bills. The measures we take to provide security for collection, use, storage, processing and transmission of confidential end user information may not be effective to protect against data security breaches by third parties. We use commercially available security technologies, including hardware and software data encryption techniques and multi-layer network security measures, to protect transactions and information. Although we encrypt data fields that typically include sensitive, confidential information, other unencrypted data fields may include similar information that could be accessible in the event of a security breach. We use security and business controls to limit access and use of confidential end user information. Although we require our customers and third-party suppliers to implement controls similar to ours, the technologies and practices of our customers and third-party suppliers may not meet all of the requirements we include in our contracts and we may not have the ability to effectively monitor the implementation of security measures of our customers and third-party suppliers. In a number of cases, our customers build and host their own web applications and access our solutions through our APIs. In these cases, additional risks reside in the customer’s system with respect to security and preventive controls. As a result, inadequacies of our customers’ and third-party suppliers’ security technologies and practices may only be detected after a security breach has occurred. Errors in the collection, use, storage or transmission of confidential end user information may result in a breach of privacy or theft of assets.

The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Criminals are using increasingly sophisticated techniques to engage in illegal activities involving solutions such as ours or involving end user information, such as counterfeiting, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition to hackers, it is possible that a customer could gain unauthorized access to our database through the use of our solutions. Improper access to our systems or databases by hackers or customers intending to commit criminal activities could result in the theft, publication, deletion or modification of confidential end user information. An actual or perceived breach of our security may require notification under applicable data privacy regulations.

A data security breach of the systems on which sensitive user data and account information are stored could lead to claims, industry fines, or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our revenue and profitability. Our customer contracts typically include security standards that must be complied with by us and our customers. If a data security breach occurs and we have not been in compliance with the security standards included in our applicable contracts, we could be liable for breach of contract claims brought by our customers. We could also be required to indemnify our customers for third-party claims, fines, penalties and/or other assessments imposed on our customers as a result of any data security breach and our liability could exceed our insurance coverage or ability to pay.  Envestnet’s Registered Investment Advisers and Broker-Dealer may face SEC, FINRA and state enforcement actions, including monetary fines, if it is determined that Envestnet had inadequate data security measures in place to prevent such theft.

Our security procedures and technologies are regularly audited by independent security auditors engaged by us, and many of our prospective and current customers conduct their own audits or review the results of such independent security audits as part of their evaluation of our solutions. We are also periodically audited by regulatory agencies to which our operations or our customers are subject. Adverse findings in these audits or examinations, even if not accompanied by any data security breach, could adversely affect our ability to maintain our existing customer relationships and establish new customer relationships.

Data security breaches, acts of fraud involving our solutions, or adverse findings in security audits or examinations, could result in reputational damage to us, which could reduce the use and acceptance of our solutions, cause our customers to cease doing business with us and/or have a significant adverse impact on our revenue and future growth prospects. Further, any of these events could lead to additional regulation and oversight by federal and state agencies, which could impose new and costly compliance obligations and may lead to the loss of our ability to make our solutions available.

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

Privacy concerns could have an adverse impact on our revenue and harm our reputation and may require us to modify our operations.

As part of our business, we use, transmit and store end user-permissioned, non-identified transaction data elements. We are subject to laws, rules and regulations relating to the collection, use, and security of end user data. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use of this data. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. These new laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction and our current data protection policies and practices may not be consistent with those interpretations and applications. In addition, the ability to execute transactions and the possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers or employees of a security breach, restrict our use of personal information, hinder our ability to acquire new customers or market to existing customers, require us to modify our operations and have an adverse effect on our business, financial condition and operating results. We have incurred, and will continue to incur, significant expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase.

We are subject to liability for losses that result from a breach of our fiduciary duties.

Our investment advisory services involve fiduciary obligations that require us to act in the best interests of our clients, and we may be sued and face liabilities for actual or claimed breaches of our fiduciary duties. Because we provide investment advisory services, both directly and indirectly, with respect to substantial assets we could face substantial liability if it is determined that we have breached our fiduciary duties. In certain circumstances, which generally depend on the types of investment solutions and services we are providing, we may enter into client agreements jointly with advisors and retain third‑party investment money managers on behalf of clients. As a result, we may be included as a defendant in lawsuits against financial advisors and third‑party investment money managers that involve claims of breaches of the duties of such persons, and we may face liabilities for the improper actions and/or omissions of such advisors and third‑party investment money managers. In addition, we may face claims based on the results of our investment advisory recommendations, even in the absence of a breach of our fiduciary duty. Such claims and liabilities could therefore have a material adverse effect on our results of operations, financial condition or business.

We are subject to liability for losses that result from potential, perceived or actual conflicts of interest.

Potential, perceived and actual conflicts of interest are inherent in our existing and future business activities and could give rise to client dissatisfaction, litigation or regulatory enforcement actions. In particular, we pay varying fees to third‑party asset managers and custodians and our financial advisor customers, or their clients, could accuse us of directing them toward those asset managers or custodians that charge us the lowest fees. In addition, we offer proprietary mutual funds and portfolios of mutual funds through our internal investment management and portfolio consulting group, and financial advisors or their clients could conclude that we favor our proprietary investment products because of their belief that we earn higher fees when our proprietary investment products are used. Adequately addressing conflicts of interest is complex and difficult. If we fail, or appear to fail, to adequately address potential, perceived or actual conflicts of interest, the resulting negative public perception and reputational harm could materially adversely affect our client relations or ability to enter into contracts with new clients and, consequently, our results of operations, financial condition and business.

If our reputation is harmed, our results of operations, financial condition or business could be materially adversely affected.

Our reputation, which depends on earning and maintaining the trust and confidence of our clients and end users, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, data security breaches, lawsuits initiated by our clients or stockholders, employee misconduct, perceptions of conflicts of interest and rumors, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of our solutions and services may not be the same or better than that of other providers, can also damage our reputation. Any damage to our reputation could harm our ability to attract and retain clients, which would materially adversely affect our results of operations, financial condition and business.  Attempts to repair our reputation, if damaged may be costly and time consuming, and such efforts may not ultimately be successful.

If our investment solutions and services fail to perform properly due to undetected errors or similar problems, our results of operations, financial condition and business could be materially adversely affected.

Investment solutions and services we develop or license may contain undetected errors or defects despite testing. Such errors can exist at any point in the life cycle of our investment solutions or services, but are frequently found after introduction of new investment solutions and services or enhancements to existing investment solutions or services. We continually introduce new investment solutions and services and new versions of our investment solutions and services. Despite internal testing and testing by current and potential clients, our current and future investment solutions and services may contain serious defects or malfunctions. If we detect any errors before release, we might be required to delay the release of the investment solution or service for an extended period of time while we address the problem. We might not discover errors that affect our new or current investment solutions, services or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Errors may occur that could have a material adverse effect on our results of operations, financial condition or business and could result in harm to our reputation, lost sales, delays in commercial release, third‑party claims, contractual disputes, contract terminations or renegotiations, or unexpected expenses and diversion of management and other resources to remedy errors. In addition, negative public perception and reputational damage caused by such claims would adversely affect our client relationships and our ability to enter into new contracts. Any of these problems could have a material adverse effect on our results of operations, financial condition and business.

We could face liability or incur costs to remediate operational errors or to address possible customer dissatisfaction.

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. The success of our business depends on our ability to mitigate those operational risks and deliver time-sensitive services.  We operate in diverse markets and are reliant on the ability of our employees and systems to process large volumes of transactions often within short time frames. Our operations and those of third parties on whom we rely for information and transaction processing services are vulnerable to interruption by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures and other events beyond our control.  In the event of any such interruptions or improper operation of systems, human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation.

In addition, our contracts with our customers often include stringent requirements for us to maintain certain levels of performance and service availability. Failure by us to meet these contractual requirements could result in a claim for substantial damages against us, regardless of whether we are responsible for that failure. Our customers may also delay or withhold payment to us, elect to terminate or not to renew their contracts with us, or refuse to integrate our solutions into their online offerings, or we could lose future sales to new customers as a result of damage to our reputation due to such service downtime or interruptions. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems. The occurrence of any such disruptions in our solutions could materially and adversely affect our business.

Furthermore, there may be circumstances when our customers are dissatisfied with our investment solutions and services, even in the absence of an operational error. In such circumstances, we may elect to make payments or otherwise incur increased costs or lower revenues in order to maintain a strong customer relationship. In any of the forgoing circumstances, our results of operations, financial condition or business could be materially adversely affected.

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

Our business relies heavily on our computer equipment (including our servers), electronic delivery systems and the Internet, but these technologies are vulnerable to disruptions, failures or slowdowns caused by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, computer viruses and other events beyond our control. We derive our subscription revenue from licenses to a single software platform, and related support and professional services.  As such, any factor adversely affecting subscriptions to that single software platform, including those described elsewhere under “Risk Factors” or in other portions of this Form 10-K, would harm our business and operating results.  Furthermore, we rely on agreements with our suppliers, such as our current data hosting and service provider, to provide us with access to certain computer equipment, electric delivery systems and the Internet. We are unable to predict whether a future contractual dispute may arise with one of our suppliers that could cause a disruption in service, or whether our agreements with our suppliers can be obtained or renewed on acceptable terms, or at all. An unanticipated disruption, failure or slowdown affecting our key technologies or facilities may have significant ramifications, such as data‑loss, data corruption, damaged software codes or inaccurate processing of transactions. We maintain off‑ site back‑up facilities for our electronic information and computer equipment, but these facilities could be subject to the same interruptions that may affect our primary facilities. Any significant disruptions, failures, slowdowns, data‑loss or data corruption could have a material adverse effect on our results of operations, financial condition or business and result in the loss of customers.

Our insurance coverage and contractual liability limitations may fail to provide adequate protections,

We maintain general liability insurance coverage, including coverage for errors or omissions; however, this coverage may not continue to be available on reasonable terms or may be insufficient to cover one or more large claims. An insurer might disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirement, could harm our operating results and financial condition.  Additionally, although we attempt to limit our contractual liability in delivering our solutions, these limitations on liability may be unenforceable in some cases, or may be insufficient to protect us from liability for damages.

If we fail to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities, our revenue and earnings may be harmed.

Envestnet | Yodlee processes a significant volume and dollar value of transactions on a daily basis using its money movement solutions. Effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated due to fraud. If we are unable to effectively manage our systems and processes we may be unable to process money movement transactions in an accurate, reliable and timely manner, which may harm our business. In addition, if we do not detect suspected fraudulent or non-sufficient fund transactions within agreed-upon timelines, we may be required to reimburse our customers for the transactions and such reimbursements may exceed the amount of the reserves we have established to make such payments.

The online payments industry has been experiencing an increasing amount of fraudulent activities by third parties. Although we do not believe that any of this activity is uniquely targeted at our business, this type of fraudulent activity may adversely impact us. In addition to any direct damages and potential fines that may result from such fraud, which may be substantial, a loss of confidence in our controls may seriously harm our business and damage our reputation. We may implement risk control mechanisms that could make it more difficult for legitimate end users to use our solutions, which could result in lost revenue and negatively impact our operating results.

If we are unable to maintain our payment network with third-party service providers, or if our disbursement partners encounter business difficulties, our business could be harmed.

Envestnet | Yodlee’s payment network consists of a single Originating Deposit Financial Institution (“ODFI”), and a small number of bill payment processors. Our ODFI clears and processes the funds from the customer. In the instance of funds transfers, the ODFI also processes funds to the end user’s destination institution. For bill payment, funds are sent to the bill pay processors for disbursement to biller sites.

While we have entered into an agreement with our ODFI and each of our bill payment processors, these partners could choose to terminate or not renew their agreements with us. If we are unable to maintain our agreements with our current partners, or our current partners are unable to handle increased transaction volumes, our ability to disburse transactions and our revenue and business may be harmed. If we are unable to sign new payment processors and/or ODFIs under terms consistent with, or better than, those currently in place, our revenue and business may be harmed.

Payment processors and ODFI partners also engage in a variety of activities in addition to providing our services and may encounter business difficulties unrelated to our services. Such activities or difficulties could cause the affected partner to reduce the services provided, cease to do business with us, or cease doing business altogether. This could lead to our inability to move funds on a timely basis as required to settle transactions. In addition, because we offer next day automated clearing house transactions in certain cases, if a disbursement partner experiences insufficient liquidity or ceases to do business, we may not be able to recover funds that are held with that disbursement partner which could harm our financial condition and operating results.

We may also be forced to cease doing business with payment processors and/or ODFIs if rules governing electronic funds transfers change or are reinterpreted to make it difficult or impossible for us to operate our money movement solutions.

If sources from which we obtain information limit our access to such information or charge us fees for accessing such information, our business could be materially and adversely harmed.

Our Envestnet | Yodlee aggregation solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of December 31, 2015, we receive over 74% of this data through structured data feeds that are provided under the terms of our contracts with most of our financial institution, or FI, customers. Although all of the information we currently gather is end user-permissioned, non-identified data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.

Failure by our customers to obtain proper permissions and waivers might result in claims against us or may limit or prevent our use of data, which could harm our business.

For some of our solutions we require our customers to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of information through our solutions. Our contracts with our customers for these services include assurances from them that they have done so and will do so, but we do not audit our customers to ensure that they have acted, and continue to act, consistent with such assurances. If, despite these requirements and contractual obligations, our customers do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf might be limited or prohibited by federal, state or foreign privacy laws or other laws. Such a failure to obtain proper permissions and waivers could impair our functions, processes and databases that reflect, contain, or are based upon such data and might prevent use of such data. In addition, such a failure could interfere with, or prevent creation or use of, rules, analyses, or other data-driven activities that benefit us and our business. Moreover, we might be subject to claims or liability for use or disclosure of information by reason of lack of valid notices, agreements, permissions or waivers. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

We could face liability for certain information we provide, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, negligence, breach of fiduciary duties or other claims relating to the information we provide. For example, individuals may take legal action against us if they rely on information we have provided and it contains an error. In addition, we could be subject to claims based upon the content that is accessible from our website through links to other websites. Moreover, we could face liability based on inaccurate information provided to us by others. Defending any such claims could be expensive and time‑consuming, and any such claim could materially adversely affect our results of operations, financial condition or business.

We depend on our senior management team and other key personnel and the loss of their services could have a material adverse effect on our results of operations, financial condition or business.

We depend on the efforts, relationships and reputations of our senior management team and other key personnel, including Judson Bergman, our Chief Executive Officer, William Crager, our President, Anil Arora, Vice Chairman, and Scott Grinis, our Chief Technology Officer, in order to successfully manage our business. We believe that success in our business will continue to be based upon the strength of our intellectual capital. The loss of the services of any member of our senior management team or of other key personnel could have a material adverse effect on our results of operations, financial condition or business.

Our operations are subject to extensive government regulation, and compliance failures or regulatory action against us could adversely affect our results of operations, financial condition or business.

The financial services industry is among the most extensively regulated industries in the United States. We operate investment advisory, broker‑dealer, and mutual fund lines of business, each of which is subject to a specific and extensive regulatory scheme. In addition, we are subject to numerous laws and regulations of general application. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients’ businesses.

Certain of our subsidiaries are registered as “investment advisers” with the SEC under the Advisers Act and are regulated thereunder. In addition, many of our investment advisory services are conducted pursuant to the non‑exclusive safe harbor from the definition of an “investment company” provided under Rule 3a‑4 under the Investment Company Act. If Rule 3a‑4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. Certain of our registered investment adviser subsidiaries provide advice to mutual fund clients. Mutual funds are registered as “investment companies” under the Investment Company Act. Our advisory subsidiaries provide advice on assets subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC and the Department of Labor, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations.

In addition, PBS, our broker‑dealer subsidiary, is registered as a broker‑dealer with the SEC and with all 50 states and the District of Columbia, and is a member of FINRA, a securities industry self‑regulatory organization that supervises and regulates the conduct and activities of its members. Broker‑dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker‑dealers, use and safekeeping of customer funds and securities, capital structure, recordkeeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA conducts periodic examinations of the operations of its members, including PBS. As a broker‑dealer, PBS is also subject to certain minimum net capital requirements under SEC and FINRA rules. Compliance with the net capital rules may limit our ability to withdraw capital from PBS.

Envestnet | Yodlee is examined on a periodic basis by various regulatory agencies. For example, it is a supervised third-party technology service provider subject to multi-agency supervisory examinations in a wide variety of areas based on published guidance by the Federal Financial Institutions Examination Council. These examinations include examinations of our management, acquisition and development activities, support and delivery, IT, and disaster preparedness and business recovery planning. The Office of the Comptroller of the Currency (the “OCC”) is the agency in charge of these examinations. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us.

Either as a result of direct regulation or obligations under customer agreements, many of our subsidiaries are required to comply with certain provisions of the Gramm-Leach-Bliley Act (“GLBA”), related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Act for enhanced due diligence of the internal systems and processes of companies like ours by their regulated customers. If we are required to make changes to our internal processes and solutions as result of this heightened scrutiny, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.

Envestnet | Yodlee’s, money movement services are potentially subject to regulation under a variety of federal and state laws, including state statutes regulating “money transmitters” and federal laws, such as the Bank Secrecy Act and the regulations thereunder, which regulate “money transmitting businesses” and “money services businesses.” Many of these statutes are broadly worded and have not been subject to published judicial or administrative interpretation. While we believe that our money movement solutions comply with, or are exempt from, all applicable laws, as we conduct these services on behalf of regulated financial institutions, it is possible that one or more regulatory agencies could take the position that we are not in compliance or that we are required to register as a money transmitter in order to provide our money movement solutions. In addition, new laws or regulations, or interpretations of existing laws or regulations, could subject us to additional regulatory requirements. If we were prevented from operating our money movement solutions in one or more states, our ability to provide our money movement solutions would suffer as our customers generally require that our money movement solutions handle payments in all states. Moreover, if we were required to be licensed in one or more states, the licensing process could be time-consuming and expensive.

All of the foregoing laws and regulations are complex, evolving, unclear and inconsistent across various jurisdictions and we are required to expend significant resources in order to maintain our monitoring of, and compliance with, such laws and regulations. We continually develop improvements to our existing products and services as well as new products and services.  Many of these improvements or new products and services may implicate regulations to which we may not already be subject or with which we may not have experience.  Any failure on our part to comply with these and other applicable laws and regulations could result in decreasing the demand for these products and services, increasing our potential liability or increase or costs, regulatory fines, suspensions of personnel or other sanctions, including revocation of our subsidiaries as an investment adviser or broker‑dealer, as the case may be, which could, among other things, require changes to our business practices and scope of operations or harm our reputation. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

Changes to the laws or regulations applicable to us or to our clients could adversely affect our results of operations, financial condition or business.

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. or foreign governmental regulatory authorities or self‑regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self‑regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any current proposals will become law, and it is difficult to predict how any changes or potential changes could affect our business. Changes to laws or regulations could increase our potential liability in connection with the investment solutions and other services that we provide. The introduction of any new laws or regulations could make our ability to comply with applicable laws and regulations more difficult and expensive. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

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

We rely on exemptions from certain laws and if for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third‑party claims and our business could be materially and adversely affected.

We regularly rely on exemptions from various requirements of the Exchange Act, the Investment Company Act and ERISA in conducting our activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third‑party claims and our business could be materially and adversely affected.

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

We have made substantial investments in software and other intellectual property on which our business is highly dependent. We rely on a combination of patent, trade secret, trademark and copyright laws, confidentiality and nondisclosure agreements and other contractual and technical security measures to protect our proprietary technology, all of which provide only limited protection. As of December 31, 2015, we had approximately 76 issued patents in the U.S. and foreign jurisdictions as well as additional pending patent applications in the U.S. and foreign jurisdictions.  Some of these patents relate to technology that is included in our data aggregation platform and expire beginning in 2018.  Any loss of our intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights of others, could have a material adverse effect on our results of operations, financial condition or business.

Many of our key technologies, investment solutions or services are not covered by any copyright registration, issued patent or patent application. We are the owner of certain patent rights, registered trademarks in the United States, including “ENVESTNET,” and we claim common law rights in other trademarks that are not registered. We cannot guarantee that:

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

We are also a party to a number of third‑party intellectual property license agreements. Some of these license agreements require us to make one‑time payments or ongoing subscription payments. We cannot guarantee that the third‑party intellectual property we license will not be licensed to our competitors or others in our industry. In the future, we may need to obtain additional licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms, or at all. In addition, we have granted our customers certain rights to use our intellectual property in the ordinary course of our business. Some of our customer agreements restrict our ability to license or develop certain customized technology or services within certain markets or to certain competitors of our customers. For example, our agreement with Fidelity restricts our ability to develop an enterprise‑level integration or combination of products and services substantially similar to the technology platform we have developed for Fidelity. Some of our customer agreements grant our customers ownership rights with respect to the portion of the intellectual property we have developed or customized for our customers. In addition, some of our customer agreements require us to deposit the source code to the customized technology and investment solutions with a source code escrow agent, which source code may be released in the event we enter into bankruptcy or are unable to provide support and maintenance of the technology or investment solutions we have licensed to our customers. These provisions in our agreements may limit our ability to grow our business in the future.

Third parties may sue us for intellectual property infringement or misappropriation which, if successful, could require us to pay significant damages or make changes to the investment solutions or services that we offer.

We cannot be certain that our internally developed or acquired technologies, investment solutions or services do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights to the products they license to us. The risk of infringement claims against us will increase if more of our competitors are able to obtain patents for investment solutions or services or business processes. In addition, we face additional risk of infringement or misappropriation claims if we hire an employee who possesses third party proprietary information who decides to use such information in connection with our investment solutions, services or business processes without such third‑party’s authorization. We have in the past been and may in the future be subject to legal proceedings and claims that we have infringed or misappropriated the intellectual property rights of a third party. These claims sometimes involve patent holding companies who have no relevant product revenues and against whom our own proprietary technology may therefore provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers, which, in certain circumstances, we have agreed to indemnify. Any intellectual property related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages or make changes to the investment solutions and services that we offer. Any of the foregoing could prevent us from competing effectively, result in substantial costs to us, divert management’s attention and our resources away from our operations and otherwise harm our reputation.

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

To a limited extent, we rely on open source code to develop our platform, investment and other solutions and support for our internal systems and infrastructure. While we monitor our use of open source code to attempt to avoid subjecting our solutions to conditions we do not intend, such use could inadvertently occur. Additionally, if a third‑party software provider has incorporated certain types of open source code into software we license from such third party for our solutions, we could, under certain circumstances, be required to disclose the source code for our solutions. This could harm our intellectual property position and have a material adverse effect on our results of operations, financial condition and business.

Confidentiality agreements with employees, consultants and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our proprietary technologies, investment solutions and services. In order to protect our proprietary rights, we enter into confidentiality agreements with our employees, consultants and independent contractors. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our technologies, investment solutions or products or obtaining and using information that we regard as proprietary. Moreover, these agreements may not provide an adequate remedy in the event of such unauthorized disclosures of confidential information and we cannot assure you that our rights under such agreements will be enforceable. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time‑consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could reduce any competitive advantage we have developed and cause us to lose customers or otherwise harm our business.

Our failure to successfully integrate acquisitions could strain our resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our results of operations, financial condition or business.

We expect to grow our business by, among other things, making acquisitions. Over the past four years we have completed five significant acquisitions. Acquisitions involve a number of risks. They can be time‑consuming and may divert management’s attention from day‑to‑day operations. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Acquisitions might also result in losing key employees. In addition, we may fail to successfully integrate acquisitions. We may also fail to generate enough revenues or profits from an acquisition to earn a return on the associated purchase price.

To the extent we grow our business through acquisitions, any such future acquisitions could present a number of other risks, including:

•

incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and on a timely and cost effective basis;
•	insufficient knowledge of the operations and markets of acquired businesses;
•	loss of key personnel;
•	failure to obtain necessary customer consents or retain key customers;
•	diversion of management’s attention from existing operations or other priorities;
•	increased costs or liabilities as a result of historical, undetected or undisclosed legal, regulatory or financial issues related to acquired operations or assets; and
•	inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

In addition, if we are unsuccessful in completing acquisitions of other businesses, operations or assets or if such opportunities for expansion do not arise, our results of operations, financial condition or business could be materially adversely affected.

Our failure to successfully execute the conversion of our clients’ assets from their technology platform to our platforms in a timely and accurate manner could have a material adverse effect on our results of operations, financial condition or business.

When we begin working with a new client, or acquire new client assets through an acquisition or other transaction, we are often required to convert all or a significant portion of assets from the clients’ technology platform to our technology platforms. These conversions present significant technological and operational challenges that can be time‑consuming and may divert management’s attention from other operational activities. If we fail to successfully complete our conversions in a timely and accurate manner, we may be required to expend more time and resources than anticipated, which could erode the profitability of the client relationship. In addition, any such failure may harm our reputation and may make it less likely that prospective clients will commit to working with us. Any of these risks could materially adversely affect our results of operations, financial condition or business.

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

We must accomplish these tasks in a timely and cost‑effective manner and our failure to do so could materially adversely affect our results of operations, financial condition or business.

We must continue to introduce new investment solutions and services and investment solution and service enhancements to address our clients’ changing needs, market changes, regulations, and technological developments and failure to do so could have a material adverse effect on our results of operations, financial condition or business.

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices, new and evolving regulations, and for some of our investment solutions and services, rapid technological change. Changing client demands, new market rules and practices, or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services and investment solution and service enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development expenditures of $12,600, $11,600 and $9,100 in the years ended December, 31, 2015, 2014 and 2013, respectively. We expect that our technology development expenditures will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

We are a multinational organization faced with increasingly complex tax issues in several jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations. For example, the taxing authorities of India and other jurisdictions in which we operate may challenge our methodologies for allocating income and expense under our intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and higher expenses.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could adversely harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our subscription cloud-based software platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our services or otherwise harm our business and operating results.

We face exposure to foreign currency exchange rate fluctuations.

We have costs denominated in foreign currencies, primarily the Indian Rupee, and our revenue is primarily denominated in the U.S. dollar. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, would negatively affect our expenses and other operating results as expressed in U.S. dollars. We manage a portion of our exposure to fluctuations in the Indian Rupee by entering into forward contracts to cover a portion of our projected expenditures paid in the Indian Rupee. These contracts generally have a term of less than 12 months. The use of such forward contracts, or other hedging activities in which we may engage in the future, may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

If we are unable to effectively manage certain risks and challenges related to our India operations, our business could be harmed.

Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2015, approximately 1,500 of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.

As a global organization, our business is susceptible to risks associated with our international operations and sales.

We currently maintain international operations in India, the United Kingdom, Canada and Australia, lease space in other jurisdictions outside of the United States for the purpose of gathering data, and have customers located around the globe. Managing a global organization and conducting sales outside of the United States is difficult and time-consuming and introduces risks that we may not face with our operations and sales in the United States. These risks include:

•

the burdens of complying with a wide variety of foreign regulations, laws and legal standards, including privacy, data security, tax and employment, some of which may be more stringent than those of the United States;

•	regional data privacy laws that apply to the transmission of data across international borders;
•	lack of familiarity with, and unexpected changes in, foreign regulatory requirements;
•	customers’ unfamiliarity with and concerns regarding laws and regulations of the United States that may impact our business operations in their jurisdictions;

•	negative, local perception of industries and customers that we may pursue;
•	laws and business practices favoring local competitors;
•	localization of our solutions, including unanticipated costs related to translation into foreign languages and adaptation for local practices and regulatory requirements;
•	different pricing environments and longer sales cycles;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing and staffing international operations;
•	reduced or varied protection for intellectual property rights in some countries;
•

compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our solutions in certain foreign markets, and the risks and costs of compliance;

•	fluctuations in currency exchange rates;
•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, difficulty in interpreting international tax laws and restrictions on the repatriation of earnings;
•	increased financial accounting and reporting burdens and complexities; and
•	political, social and economic instability abroad, terrorist attacks and security concerns in general.

Operating in international markets also requires significant management attention and financial resources. A component of our growth strategy involves the further expansion of our operations and the development of new customer relationships internationally. As we seek to expand internationally, we will need to develop relationships with additional partners and add internal capabilities to effectively manage the operational, financial, legal and regulatory requirements and risks associated with our international operations. The investment we make and additional resources we use to expand our operations, target new international customers, expand our presence globally within our existing customers and manage operational and sales growth in other countries may not produce desired levels of revenue or profitability, which could adversely affect our business and operating results.

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. We may, at any time prior to the final settlement method election date, irrevocably elect to satisfy our conversion obligation with respect to each subsequent conversion date in cash or in a combination of cash and shares of our common stock, if any, with a particular specified dollar amount, as defined in the prospectus supplement dated December 9, 2014, in which case we will no longer be permitted to settle the corresponding portion of our conversion obligation in shares of our common stock. Furthermore, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or purchase the Convertible Notes as required upon a fundamental change, and our existing debt contains, and our future debt may contain, limitations on our ability to pay cash upon conversion or purchase of the Convertible Notes.

Following a fundamental change, holders of Convertible Notes will have the right to require us to purchase their Convertible Notes for cash. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then‑existing indebtedness. In addition, upon conversion of the Convertible Notes, unless we settle our conversion obligation solely in shares of our common stock (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Convertible Notes being surrendered for conversion. We may not have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price in cash with respect to any Convertible Notes surrendered by holders for purchase upon a fundamental change or make cash payments upon conversions. In addition, restrictions in our Credit Agreement or future credit facilities or other indebtedness, if any, may not allow us to purchase the Convertible Notes upon a fundamental change or make cash payments upon conversions of the Convertible Notes. Our failure to purchase the Convertible Notes upon a fundamental change or make cash payments upon conversions thereof when required would result in an event of default with respect to the Convertible Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes or make cash payments upon conversions thereof.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters are located in Chicago, Illinois, and consist of approximately 43,000 square feet of leased space. We also lease office space in Denver, Colorado; New York, New York; Sunnyvale and Redwood City, California; Boston, Massachusetts; Seattle, Washington; Landis and Raleigh, North Carolina; Addison, Texas; Tucson, Arizona, Berwyn, Pennsylvania and Trivandrum and Bangalore, India. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.

Item 3.  Legal Proceedings

From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we are currently involved in the following matters:

Plaid Litigation

On December 2, 2014, Yodlee filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of its U.S. patents. The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid. On January 23, 2015, in lieu of filing an answer to the complaint, Plaid filed a motion to dismiss, alleging that Yodlee’s patents do not claim patent eligible subject matter. Yodlee filed its answering brief to the motion to dismiss on February 20, 2015. Plaid filed its reply brief on March 6, 2015. At the outset of the litigation, the judge presiding over the litigation referred certain matters to be handled by the assigned magistrate judge, including case scheduling, and any motions to dismiss. The magistrate judge has entered a trial date of March 13, 2017. Discovery is proceeding while the motion to dismiss is pending. On January 15, 2016, the Court issued a ruling on claim construction in which the Court specified the interpretation of certain words and phrases in the patents claims which were disputed between both parties.    On February 3, 2016, the parties jointly submitted a letter to the court in which Plaid requested that the Court stay the litigation pending the resolution of the motion to dismiss, or in the alternative defer all discovery deadlines and dispositive motion deadlines.  In that same letter, Yodlee presented its opposition to that request, noting that the Court had previously denied an earlier motion to stay discovery brought by Plaid.  Plaid also informed the Court that it is preparing a formal motion to stay and Yodlee informed the Court that it intends to oppose that motion (which had not been filed as February 16, 2016).  In the February 3, 2016 letter, the parties also informed the Court that if the current case schedule remains in place, including the March 13, 2017 trial date, they had agreed to certain changes in the deadlines for certain discovery and pre-trial events.  The Court has not yet taken any action in response to the February 3, 2016 letter.    It is too early to predict the outcome of these legal proceedings.  Yodlee intends to vigorously prosecute its infringement claims.  Yodlee believes Plaid’s allegations regarding Yodlee’s patents are without merit and intends to vigorously defend against these allegations.

On December 2, 2015 and December 3, 2015, Plaid filed petitions for Inter-Parties Review (“IPR”) before the Patent Office’s Board of Patent Trials and Appeals (“PTAB”) against two of the seven Yodlee patents that are the subject of the lawsuit described in the immediately preceding paragraph.  In these petitions, Plaid seeks to have the PTAB find the two patents invalid in light of specific prior art raised by Plaid in the petition. If the PTAB decides to initiate the IPR proceeding, it will set a schedule for both parties’ submissions and will set a date for a trial before the PTAB. The schedule for the proceeding has not been set but, based on the statutory deadlines, a final decision would likely be rendered in June, 2017. Either party may appeal the result of the PTAB final decision to the United States Court of Appeals for the Federal Circuit. Once all appeals are exhausted, a final judgment of invalidity becomes binding on the District Court hearing the Plaid litigation. A judgment confirming validity by the PTAB is not binding on the District Court but it has significant estoppel consequences that will preclude Plaid from relying on certain kinds of prior art in the District Court proceedings.  Plaid has also informed Yodlee’s counsel that it intends to file a different kind of petition challenging one or more of the patents that are the subject of the lawsuit described in the immediately preceding paragraph. Since Plaid has not yet filed any such different petitions, the timing, substance, or impact of those petitions cannot be determined at the present time.

Merger Litigation

Envestnet, Merger Sub, Yodlee, and all members of Yodlee’s board of directors at the time of the Merger have been named as defendants in two putative class actions challenging the Merger. The suits are captioned Suman Inala v. Yodlee, Inc., et al. (Case No. 11461) (filed September 2, 2015 and amended on October 14, 2015) and Guillaume Wieland-Paquet v. Yodlee, Inc., et al. (Case No. 11611) (filed October 14, 2015) and are pending in the Court of Chancery of the State of Delaware. The complaints allege, among other things, that the Yodlee directors breached their fiduciary duties by agreeing to sell Yodlee through a conflicted process and by failing to ensure that Yodlee’s stockholders received adequate and fair value for their shares.  The complaints also allege that the Form S-4 Registration Statement filed by the Envestnet, which contained Yodlee’s proxy statement, failed to disclose material information to Yodlee’s stockholder.  The complaints also allege that Envestnet and Merger Sub aided and abetted these breaches of fiduciary duties. The plaintiffs sought as relief, among other things, an injunction against the merger, rescission of the Merger Agreement to the extent it was already implemented, an award of damages and attorneys’ fees.

On October 16, 2015, plaintiffs moved for expedited proceedings and discovery, so as to be in a position to seek injunctive relief preventing Yodlee’s shareholders from voting on the proposed Merger. On October 28, 2015, the Court denied plaintiff’s motion and on November 19, 2015, the Merger was completed.  Plaintiffs have since advised that they will not pursue claims for rescission of the merger agreement or monetary damages, but rather will consent to a dismissal of their claims without prejudice.  Plaintiffs do intend, however, to seek an as yet unspecified award of fees for purportedly compelling Yodlee to supplement its proxy statement in order to moot certain of plaintiffs’ claims.

Appraisal Demand

Two former shareholders of Yodlee, Blueblade Capital Opportunities LLC and Blueblade Capital Opportunities LLC II (collectively, “Blueblade”), have exercised their statutory right to not accept the merger consideration, consisting of $11.51 in cash and 0.1889 of a share of Envestnet common stock per Yodlee share (which combination, based upon the volume weighted average price per share of Envestnet common stock for the 10 consecutive trading days ending on (and including) November 17, 2015, the second trading day immediately prior to completion of the Merger, had a value of $17.49 per share) and have demanded an appraisal of the “fair value” of the 577,829 shares of Yodlee common stock in which Blueblade claims to hold a beneficial interest (“Blueblade’s shares”).  Blueblade has until March 18, 2016 to commence an appraisal proceeding by filing a petition in the Court of Chancery of the State of Delaware demanding a determination by the Court of the fair value of Blueblade’s shares.  In addition, unless the Court determines otherwise, interest on any award of fair value will be payable at 5% over the Federal Reserve discount rate, compounded quarterly, from the effective date of the Merger through the date of payment.  Envestnet believes that the “fair value” of Blueblade’s shares does not exceed the consideration paid pursuant to the Merger Agreement and intends to vigorously oppose any petition Blueblade might file.

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

	2015
	High	Low
Quarter ended March 31, 2015	$57.37	$47.02
Quarter ended June 30, 2015	$55.70	$40.43
Quarter ended September 30, 2015	$46.12	$29.33
Quarter ended December 31, 2015	$33.49	$28.41

	2014
	High	Low
Quarter ended March 31, 2014	$47.87	$38.98
Quarter ended June 30, 2014	$49.64	$34.14
Quarter ended September 30, 2014	$48.88	$43.44
Quarter ended December 31, 2014	$54.50	$38.94

(b)	Holders

The approximate number of holders of record of our common stock was 238 as of February 22, 2016.

(c)	Dividends

We have not paid dividends for the most recent two years.

Common Stock

As of December 31, 2015, we had 500,000,000 common shares authorized at a par value of $0.005, of which 41,979,126 shares were outstanding.

Preferred Stock

As of December 31, 2015, we had 50,000,000 preferred shares authorized at a par value of $0.005, of which no shares were outstanding.

(d)	Securities Authorized for Issuance Under Equity Compensation Plan

For a description of securities authorized under our equity compensation plans, see Note 13 to the notes to consolidated financial statements in Part II, Item 8.

(e)	Stock Performance Graph

The following graph compares the cumulative return to stockholders on our common stock relative to the cumulative total returns of the Russell® 2000 Index and The S&P North American Technology‑Services IndexTM from the effective date of our initial public offering on July 28, 2010 through December 31, 2015. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

5 YEAR STOCK PERFORMANCE GRAPH

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Envestnet, Inc.	$100.00	$70.11	$81.77	$236.23	$288.04	$174.97
Russell® 2000 Index	100.00	95.09	110.59	156.71	164.81	157.54
S&P North American Technology-Services IndexTM	100.00	112.30	136.44	193.46	211.62	233.05

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(f)	Recent Sales of Unregistered Securities

None

(g)	Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
October 1, 2015 through October 31, 2015	11,110	$ 29.58	—	—
November 1, 2015 through November 30, 2015	3,164	31.68	—	—
December 1, 2015 through December 31, 2015	5,742	30.65	—	—

Item 6.  Selected Financial Data

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except for share and per share information)
Total revenues	$420,919	$348,748	$242,535	$157,266	$123,178
Operating expenses:
Cost of revenues	161,309	150,067	98,970	56,119	42,831
Compensation and benefits	139,756	104,457	77,442	54,973	40,305
General and administration	72,227	54,321	44,808	30,617	21,856
Depreciation and amortization	27,962	18,651	15,329	12,400	6,376
Restructuring charges	673	—	474	115	434
Total operating expenses	401,927	327,496	237,023	154,224	111,802
Income from operations	18,992	21,252	5,512	3,042	11,376
Other income (expense), net	(10,004)	1,255	200	26	(796)
Income before income tax provision	8,988	22,507	5,712	3,068	10,580
Income tax provision	4,552	8,528	2,052	2,603	2,975
Net income	4,436	13,979	3,660	465	7,605
Add: Net loss attributable to non-controlling interest	—	195	—	—	—
Income attributable to common shareholders	$4,436	$14,174	$3,660	$465	$7,605
Net income per share attributable to common stockholders
Basic	$0.12	$0.41	$0.11	$0.01	$0.24
Diluted	$0.12	$0.38	$0.10	$0.01	$0.23
Weighted average common shares outstanding:
Basic	36,500,843	34,559,558	33,191,088	32,162,672	31,643,390
Diluted	38,386,873	36,877,599	35,666,575	33,341,615	32,863,834

Consolidated Balance Sheet Data

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$51,718	$209,754	$49,942	$29,983	$64,909
Working capital	2,192	172,661	23,892	12,696	62,339
Goodwill and intangible assets	713,948	163,630	110,033	92,794	33,559
Total assets	885,565	439,358	221,242	162,399	137,702
Long-term debt	300,133	145,203	—	—	—
Stockholders’ equity	439,529	201,435	147,772	125,996	115,639

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where we have otherwise indicated or the context otherwise requires, dollar amounts presented in this Form 10‑K are in thousands, except for Item 9A, Exhibits and per share amounts.

Overview

We are a leading provider of unified wealth management software and services to financial advisors and institutions. By integrating a wide range of investment solutions and services, our Web‑based platforms provide financial advisors with the flexibility to address their clients’ needs.

With our recent acquisition of Yodlee, Inc., now operating as Envestnet | Yodlee, we now offer a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services. Our customers for this service include financial institutions, Internet services companies providing innovative financial solutions and third-party developers of financial applications.

Envestnet empowers financial advisors to deliver fee‑based advice to their clients. We work with both independent advisors as well as advisors associated with financial institutions (broker‑dealers, banks). The services we offer and market to financial advisors address advisors’ ability to grow their practice as well as operate more efficiently—the Envestnet platforms span from the initial meeting an advisor has with a prospective client to the ongoing day‑to‑day operations of managing an advisory practice.

Our financial institution customers subscribe to the Envestnet | Yodlee platform to power offerings that improve consumer satisfaction and enhance engagement, while capturing cross-sell and up-sell opportunities. We estimate that our current network of financial institution customers alone reaches more than 100 million end users as of December 31, 2015, representing a significant opportunity to grow our paid user base within existing customers. Our customers that are Internet service companies have an increasingly large and diverse base of users that also provides additional growth opportunities.

Our centrally‑hosted technology platforms, which we refer to as having “open architecture” because of their flexibility, provide financial advisors with access to a series of integrated services to help them better serve their clients. These services include risk assessment and selection of investment strategies and solutions, asset allocation models, research and due diligence, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi‑custodian performance reporting and communication tools, as well as access to a wide range of leading third‑party asset custodians.

Our Envestnet | Yodlee technology platform infrastructure is designed to provide a highly available and secure multi-tenant cloud-based platform across hundreds of customers and millions of end users. Our solutions use a single code base for all customers and are globally accessible across multiple digital channels. Our multi-tenancy model uses a common data model for all customers but isolates data with logical controls and separate encryption keys for each customer. Our architecture utilizes state-of-the-art technologies to achieve enhanced availability, scalability and security.

The services delivered through our software are enabled and supported by our employees. In addition to the U.S.‑based employees that provide operations, investment management and research, and other support services to our advisor clients, we maintain a presence in India where our employees provide back‑ office support, including overnight data reconciliation services, as well as quality control, technology operations support and software development.

We offer these solutions principally through the following product and services suites:

•

Envestnet | Advisor Suite TM empowers advisors to provide better client outcomes and strengthen their practice. Our cloud based platform unifies the applications and services advisors use to manage their practice and advise their clients, including data aggregation; financial planning; capital markets assumptions; asset allocation guidance; research and due diligence on investment managers and funds; portfolio management, trading and rebalancing; multi‑custodial, aggregated performance reporting; and billing calculation and administration.

•

Envestnet | PMC®, our Portfolio Management Consultants (“PMC”) group primarily engages in research and consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of investment solutions and products. Envestnet | PMC’s investment solutions and products include managed account and multi‑manager portfolios, mutual fund portfolios and Exchange Traded Funds (“ETF”) portfolios.  Envestnet | PMC offers Prima Premium Research, comprising institutional‑quality research and due diligence on investment managers, mutual funds, ETFs and liquid alternatives funds.  Envestnet | PMC also offers Overlay Services which includes patented portfolio overlay and tax optimization services.

•	Envestnet | TamaracTM provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management (“CRM”) software, principally to high‑end RIAs.
•

Envestnet | Retirement Solutions (ERS) offers a comprehensive suite of services designed specifically for retirement plan professionals. With our integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•

Envestnet | VantageTM provides enterprise data solutions for financial institutions, aggregates and manages investment data, and provides multi-custodial consolidated performance reporting and benchmarking,  giving clients an in‑depth view of all holdings, and empowering advisors and institutions to better manage their business.

•	Envestnet | Finance Logix TM provides financial planning and wealth management software solutions to banks, broker-dealers and RIAs.
•	Envestnet | Advisor NowTM offers private-labeled investor-facing technology that enables advisors and institutions to deliver a complete digital wealth management experience to their clients.
•	Envestnet | YodleeTM is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

We believe that our business model results in a high degree of recurring and predictable financial results.

Recent Developments

Upside Holdings, Inc.

On February 24, 2015, Envestnet acquired all of the stock of Upside Holdings, Inc. (including its subsidiaries “Upside”) for consideration totaling $2,641.

Upside is a technology company that is registered as an Internet Investment Adviser under Rule 203A-2(f) of the Advisers Act.  Upside helps financial advisors compete against other digital advisors, or “robo advisors,” by leveraging technology and algorithms to advise, manage, and serve clients who want personalized investment services.

Envestnet acquired Upside to integrate its technology within our unified wealth management platform, which will allow advisors to compete more aggressively to engage their clients online and reach a new class of investors.

AlphaHedge Capital Partners, LLC

On April 1, 2015, Envestnet purchased 150,000 Class B units representing 10.34% of the outstanding membership interests of AlphaHedge Capital Partners, LLC, (“AlphaHedge”) a Delaware limited liability company for cash consideration of $1,500.  AlphaHedge is a liquid alternatives platform providing access to strategies from a select group of long/short equity managers in a custodian agnostic, separately managed account format.  Envestnet uses the equity method of accounting to record its portion of the AlphaHedge net income or loss on a one quarter lag from AlphaHedge’s actual results of operations.  Envestnet’s proportionate share in the loss of AlphaHedge was $84 during the year ended December 31, 2015.

Oltis Software LLC

On May 6, 2015, Envestnet acquired all of the issued and outstanding membership interests of Oltis Software LLC (d/b/a Finance Logix®), an Arizona limited liability company (“Finance Logix”). Finance Logix provides financial planning and wealth management software solutions to banks, broker-dealers and RIAs.

Under the terms of the Agreement, Envestnet paid upfront consideration of $20,595 in cash, purchase consideration liability of $3,000, 123,410 in shares of Envestnet common stock with a fair value of $6,388 and 123,410 stock options to acquire Envestnet common stock at $52.67 per share, with an estimated fair value of $2,542. Envestnet has also agreed to pay an earn-out (in a mix of cash, stock and options) over a three year period, subject to Finance Logix meeting certain financial targets and other customary conditions as discussed below.  See Note 3 to the notes to the consolidated financial statements.

Castle Rock Innovations, Inc.

On August 30, 2015, Envestnet acquired all of the outstanding shares of capital stock of Castle Rock Innovations, Inc., a Delaware corporation (“Castle Rock”). Castle Rock provides data aggregation and plan benchmark solutions to retirement plan record-keepers, broker-dealers, and advisors.

Envestnet acquired Castle Rock with plans to combine the Castle Rock offering into ERS.  Castle Rock’s AXIS Retirement Plan Analytics Platform enables retirement plan fiduciaries to comply with 408(b)(2) and 404a-5 regulatory fee disclosure reporting requirements. AXIS offers a single web-based interface and data repository to service the reporting needs of all types of retirement plans, and can be integrated with all record-keeping systems. AXIS also includes features for editing and generating reports for filings, reporting plan expenses, and comparing retirement plans and participants to those of their peers by industry, company size, and other characteristics.

In connection with the acquisition of Castle Rock, the Company is required to pay contingent consideration of 40% of the first annual post-closing period revenues minus $100, 35% of the second annual post-closing period revenue minus $100 and 30% of the third annual post-closing period revenue minus $100. The Company recorded a preliminary estimated liability as of the date of acquisition of $1,500, which represented the estimated fair value of contingent consideration on the date of acquisition and is considered a Level 3 fair value measurement as described in Note 8.

On September 1, 2015, ERS accepted the subscription of certain former owners of Castle Rock (the “Castle Rock Parties”) to purchase a 6.5% ownership interest of ERS for $900.  The Castle Rock Parties have the right to require ERS to repurchase units issued pursuant to the subscription in approximately 36 months after September 1, 2015 for the amount of $900.  This purchase obligation is guaranteed by the Company and is reflected outside of permanent equity in the condensed consolidated balance sheet.  Subsequent to the subscription of the Castle Rock Parties, the Company’s ownership interest in ERS is 54.8%.

Yodlee, Inc.

On November 19, 2015, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated August 10, 2015, among Yodlee, Envestnet and Yale Merger Corp. (“Merger Sub”), a wholly owned subsidiary of Envestnet, Merger Sub was merged (the “Merger”) with and into Yodlee with Yodlee continuing as a wholly owned subsidiary of Envestnet.

Envestnet | Yodlee is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.  Envestnet | Yodlee powers digital financial solutions for over 20 million paid subscribers and over 950 financial institutions and financial technology innovators. Founded in 1999, Yodlee has built a network of over 14,500 data sources and been awarded approximately 76 patents.

Under the terms of the Merger Agreement, Yodlee stockholders received $11.51 in cash and 0.1889 of a share of Envestnet common stock per Yodlee share.  Based upon the volume weighted average price per share of Envestnet common stock for the ten consecutive trading days ending on (and including) November 17, 2015, the second trading day immediately prior to completion of the Merger, Yodlee stockholders received total consideration with a value of $17.49 per share.

Net cash consideration totaled approximately $300,723 and Envestnet issued approximately 5,974,000 shares of Envestnet common stock to Yodlee stockholders in the Merger.  Additionally, there were approximately 1,052,000 shares of Envestnet restricted stock awards issued in connection with unvested Yodlee employee equity awards. Holders of 577,829 shares of Yodlee common stock have exercised their statutory appraisal rights under Delaware law.  For purposes of calculating the total consideration paid for Yodlee, we have assumed that we will pay such stockholders $17.49 in cash for each share of Yodlee common stock held by them.  The ultimate amount actually paid for such shares, which could include interest from the effective date of the Merger through the date of payment at the statutory rate of 5% over the Federal Reserve discount rate, compounded quarterly, could exceed $17.49 per share of Yodlee common stock.

Credit Agreement

In connection with the acquisition of Yodlee, the Original Credit Agreement was amended and restated in its entirety through the execution of the Amended and Restated Credit Agreement on November 19, 2015. Pursuant to the Amended and Restated Credit Agreement, the continuing lenders and a series of new lenders agree to extend credit facilities in the form of (i) term loans borrowed on the closing date in the aggregate principal amount of $160,000 and (ii) revolving credit commitments in the aggregate amount of up to $100,000. Additionally, the term of the facilities was extended from December 8, 2017 to November 19, 2018.  As of December 31, 2015, there was $150,000 of Term Notes outstanding and no amount outstanding under the revolving credit commitment under the Amended and Restated Credit Agreement.

Subsequent Events

FinaConnect, Inc.

On February 1, 2016 Envestnet acquired all of the outstanding shares of capital stock of FinaConnect, Inc. (“FinaConnect”).  FinaConnect provides reporting and practice management capabilities to financial professional servicing the retirement plan market and is the technology platform supporting the ERS service offering.

In connection with the acquisition of FinaConnect, the Company paid upfront cash consideration of $6,435 and Company is required to pay contingent consideration of four times the incremental revenue on a certain book of business for the next two years, not to exceed a total amount of $3,500.

Share repurchase authorization

The Board of Directors of Envestnet has authorized a share repurchase program under which Envestnet may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by Envestnet's management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions.

Key Metrics

Envestnet

The following table provides information regarding the amount of assets utilizing our platform technology, investor accounts and financial advisors in the periods indicated.

\
	As of December 31,
	2015	2014	2013
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$92,559	$72,120	$45,706
Assets Under Administration (AUA)	197,177	174,249	132,215
Subtotal AUM/A	289,736	246,369	177,921
Licensing	561,699	466,982	358,919
Total Platform Assets	$851,435	$713,351	$536,840
Platform Accounts
AUM	490,471	310,351	211,039
AUA	807,708	667,274	524,806
Subtotal AUM/A	1,298,179	977,625	735,845
Licensing	2,176,068	1,881,352	1,508,254
Total Platform Accounts	3,474,247	2,858,977	2,244,099
Advisors
AUM/A	33,775	28,605	22,838
Licensing	13,553	11,632	7,794
Total Advisors	47,328	40,237	30,632

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward—2015
		Gross		Net	Market	Reclass (to) from
	12/31/2014	Sales	Redemptions	Flows	Impact	Licensing	12/31/2015
	(in millions except account data)
Assets under Management (AUM)	$72,120	$35,995	$(18,170)	$17,825	$(4,340)	$6,954	$92,559
Assets under Administration (AUA)	174,249	78,944	(41,347)	37,597	(4,577)	(10,092)	197,177
Total AUM/A	$246,369	$114,939	$(59,517)	$55,422	$(8,917)	$(3,138)	$289,736
Fee-Based Accounts	977,625			330,361		(9,807)	1,298,179

The above AUM/A gross sales figures include $31.9 billion in new client conversions. The Company onboarded an additional $98.5 billion in licensing conversions during 2015, bringing total conversions for the year to $130.4 billion.

	Asset Rollforward—2014
			Gross		Net	Market	Reclass to
	12/31/2013	Placemark	Sales	Redemptions	Flows	Impact	Licensing	12/31/2014
	(in millions except account data)
Assets under Management (AUM)	$45,706	$15,404	$22,355	$(12,414)	$9,941	$1,069	$—	$72,120
Assets under Administration (AUA)	132,215	—	77,514	(37,424)	40,090	5,102	(3,158)	174,249
Total AUM/A	$177,921	$15,404	$99,869	$(49,838)	$50,031	$6,171	$(3,158)	$246,369
Fee-Based Accounts	735,845	45,187			220,003		(23,410)	977,625

The above AUM/A gross sales figures include $28.2 billion in new client conversions. The Company onboarded an additional $66.9 billion in licensing conversions during 2014, bringing total conversions for the year to $95.1 billion.

The mix of assets under management and assets under administration was as follows as of the dates indicated:

	December 31,
	2015	2014	2013
Assets under management (AUM)	32%	29%	26%
Assets under administration (AUA)	68%	71%	74%
	100%	100%	100%

We expect the percentage of AUM and AUA will fluctuate in future periods. The nature and type of services requested by our customers are the key drivers in determining whether customer assets are classified as AUM or AUA. Therefore, we do not have direct control over the mix of AUM and AUA.

Envestnet | Yodlee

Paid Users

A paid user is defined as a user of an application or service provided to our customer using the Yodlee platform whose status corresponds to a billable activity under the associated customer contract. We believe that our ability to increase the number of paid users is an indicator of our market penetration, the growth of our business, and our potential future business opportunities.

Paid users increased to 21.3 million as of December 31, 2015 from 18.4 million as of December 31, 2014 and from 14.3 million as of December 31, 2013, as a result of an increase in our number of customers as well as expansion of user base within certain existing customers.

Revenues

Overview

We earn revenues primarily under three pricing models. First, a majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors. These revenues are recorded under revenues from assets under management (“AUM”) or administration

(“AUA”) or collectively (“AUM/A”). Our asset‑based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset‑based fees accounted for approximately 79%, 84% and 83% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. In future periods, the percentage of our total revenues attributable to asset‑based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant license agreements, the mix of AUM or AUA, and other factors. As of December 31, 2015, approximately 47,000 advisors used our technology platforms, supporting approximately $851 billion of assets in approximately 3.5 million investor accounts.

We generate revenues from recurring, contractual licensing fees for providing access to our technology platforms. In addition, we derive subscription revenue related to the Envestnet | Yodlee and Envestnet | Tamarac platforms.  This subscription revenue includes both contractual minimum payments and usage-based fees and is driven primarily by the number of customers, including new customers as well as customers who renew their existing subscription contracts, and the number of paid users. These revenues are recorded under revenues from licensing and subscriptions. Licensing fees are generally fixed in nature for the contract term and are based on the level of investment solutions and services provided, rather than on the amount of client assets on our technology platforms. Subscription and licensing fees accounted for 18%, 14% and 15% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. As a result of the Yodlee acquisition, we expect the subscription and licensing fees as a percentage of our total revenues to increase in 2016 as revenue related to the Envestnet | Yodlee segment will be included for a full year.

We also generate revenues from fees received in connection with professional services and other revenue accounted for the remainder of our revenues.

Revenues from assets under management or administration

We generally charge our customers fees based on a higher percentage of the market value of AUM than the fees we charge on the market value of AUA, because we provide fiduciary oversight and/or act as the investment advisor in connection with assets we categorize as AUM. The level of fees varies based on the nature of the investment solutions and services we provide, as well as the specific investment manager, fund and/or custodian chosen by the financial advisor. A portion of our revenues from assets under management or administration include costs paid by us to third parties for sub‑advisory, clearing, custody and brokerage services. These expenses are recorded under cost of revenues. We do not have fiduciary responsibility in connection with AUA and, therefore, generally charge lower fees on these assets. Our fees for AUA vary based on the nature of the investment solutions and services we provide.

For over 85% of our revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our platforms as of the end of the prior quarter. For example, revenues from assets under management or administration recognized during the fourth quarter of 2015 were primarily based on the market value of assets as of September 30, 2015. Our revenues from assets under management or administration are generally recognized ratably throughout the quarter based on the number of days in the quarter.

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

As a result of the market decline in the fourth quarter of 2015 and in the first two months of 2016, our revenue from assets under management or administration may decline in 2016.

Revenues from subscription and licensing fees

Our revenues received under license agreements are recognized over the contractual term. Subscription revenue is recognized ratably over the contracted term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided all applicable revenue recognition criteria have been satisfied. As part of the subscription contracts, our customers generally commit to a minimum level of paid users from which a minimum level of non-refundable subscription revenue is derived. As paid users in excess of the guaranteed minimum level access the Envestnet | Yodlee platform, the customer is then required to pay additional usage fees calculated based upon a contracted per-paid-user fee. No refunds or credits are given if fewer paid users access the Envestnet | Yodlee platform than the contracted minimum level. Usage-based revenue is recognized as earned, provided all applicable revenue recognition criteria have been satisfied.

Revenues from professional services and other

To a lesser degree we also receive revenues from professional services fees by providing customers with certain technology platform software development and implementation services. These revenues are recognized with when completed, under a proportional‑performance model utilizing an output‑based approach or on a straight‑line basis over the estimated life of the customer relationship. Our contracts generally have fixed prices, and generally specify or quantify interim deliverables.

Expenses

The following is a description of our principal expense items.

Cost of revenues

Cost of revenues primarily includes expenses related to our receipt of sub‑ advisory and clearing, custody and brokerage services from third parties. The largest component of cost of revenues is paid to third party investment managers. Clearing, custody and brokerage services are performed by third‑party providers. These expenses are typically calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter and are recognized ratably throughout the quarter based on the number of days in the quarter. Also included in cost of revenues are vendor specific expenses related to the direct support of revenues associated with the Envestnet | Tamarac products and Envestnet | Yodlee products.

Compensation and benefits

Compensation and benefits expenses primarily relate to employee compensation, including salaries, short term incentive compensation, non‑cash stock‑based compensation, incentive compensation, benefits and employer‑related taxes.

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

Furniture and equipment are depreciated using the straight‑line method based on the estimated useful lives of the depreciable assets. Leasehold improvements are amortized using the straight‑line method over their estimated economic useful lives or the remaining lease term, whichever is shorter. Improvements are capitalized, while repairs and maintenance costs are recorded as expenses in the period they are incurred. Assets are tested for recoverability whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

Internally developed software is amortized on a straight‑line basis over its estimated useful life. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Intangible assets are depreciated using an accelerated or straight‑line basis over their estimated economic useful lives and are reviewed for possible impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Interest expense

Interest expense includes coupon interest, discount amortization, and issuance cost amortization related to the Convertible Notes as well as amortization of upfront fees and monthly fees related to the Credit Agreement. The discount, issuance costs, and upfront fees are amortized over the term of the related agreements.

Other income (expense), net

Other income (expense), net includes foreign exchange gains or loss and gain or loss on foreign currency forward contracts as well as other miscellaneous revenue or expense items as appropriate.

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

Types of revenues

We generate revenues from assets under management or administration and from licensing, subscriptions and professional service fees. Revenues from assets under management or administration are generated from fees based on a contractual percentage of assets under management or administration valued at each quarter‑end. These fees are generally collected at the beginning of a quarter in advance based upon the previous quarter‑end values. In less than 15% of our contracts, fees are collected at the end of the quarter based upon the average daily balance. The contractual fee percentages vary based upon the level and type of services we provide to our customers. Pursuant to the contracts with our customers, we calculate our fees based on the asset values, without making any judgment or estimates. None of our fees is earned pursuant to performance‑based or other incentive‑based arrangements.

Subscription revenue is primarily derived from customers accessing the Envestnet | Yodlee platform or the Envestnet | Tamarac platform and include subscription, support, and usage-based fees. Subscription revenue is recognized ratably over the contracted term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided the four revenue recognition criteria have been satisfied. Usage-based revenue are recognized as earned, provided the four revenue recognition criteria have been satisfied.

We generate revenues from licensing fees pursuant to recurring contractual fixed‑fee agreements. Our licensing fees vary based on the type of services we provide.

We also generate revenues from professional service fees by providing customers with customized technology platform software development and implementation services. These revenues are received pursuant to contracts that generally detail the nature of the services to be provided by us, the estimated number of hours such work will require and the total contract fee amount.

Recognition of revenues

Application of the applicable accounting principles of U.S. GAAP requires us to make judgments and estimates in connection with the measurement and recognition of certain revenues. Revenues are recognized in the period in which the related services are provided. In certain cases, management is required to determine whether revenues should be recognized in an amount equal to the gross fees we receive or net of payments of expenses to third‑parties, such as third party investment managers and custodians, that perform services for us in connection with certain of our financial advisors’ client accounts. Generally, when fees are collected for investment management, clearing, custody or brokerage services in circumstances where we do not have a direct contract with the third‑party provider, the fees are recorded as revenue on a net basis. Fees we received in advance of the performance of services are recorded as deferred revenues on our consolidated balance sheet and are recognized as revenues when earned, generally over three months.

The Company derives subscription and licensing fees from recurring contractual fixed fee contracts with larger financial institutions or enterprise clients. Licensing contracts allow the customer to provide a unique configuration of platform features and investment solutions for their advisors. The licensing fees vary based on the type of services provided and our revenues received under license agreements are recognized over the contractual term. The Company’s license agreements do not generally provide its customers the ability to take possession of the software or host the software on the customers’ own systems or through a hosting arrangement with an unrelated party.

When the Company enters into arrangements with multiple deliverables, exclusive of arrangements with software deliverables, it applies the FASB’s guidance for revenue arrangements with multiple deliverables and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (i) whether the delivered item has value to the customer on a stand‑alone basis, and (ii) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue is allocated to each unit of accounting or element based on relative selling prices. The Company determines relative selling prices by using either (a) vendor‑specific objective evidence (“VSOE”) if it exists; or (b) third‑party evidence (“TPE”) of selling price. When neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable.

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

The Company also derives professional service fees from providing contractual customized platform software development and implementation services, which are recognized under a proportional‑performance model utilizing an output‑based approach. The Company’s contracts generally have fixed prices, and generally specify or quantify deliverables.

Our revenue recognition is also affected by our judgment in determining whether collectability is reasonably assured. With regard to allowances for uncollectible receivables, we consider customer‑specific information related to delinquent accounts and past loss experience, as well as current economic conditions in establishing the amount of the allowance.

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

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment. We review finite‑lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. There was no impairment or change in useful lives recognized on other intangible assets in 2015, 2014 or 2013.

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

The Company determines the fair value of contingent acquisition consideration payable on the acquisition date using a discounted cash flow approach utilizing an appropriate discount rate. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to fair market value adjustment on contingent consideration in the Company’s consolidated statements of operations. Changes in the fair value of the contingent acquisition consideration payable can result from adjustments to the estimated revenue forecasts included in the contingent payment calculations.

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

Internally developed software is amortized on a straight‑line basis over its estimated useful life. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internally developed software during the years ended December 31, 2015, 2014 and 2013.

Non‑cash stock‑based compensation expense

Non‑cash stock‑based compensation expense for stock options and restricted stock grants is estimated at the grant date based on each grant’s fair value, calculated using the Black‑Scholes option‑pricing model for stock options, and intrinsic value for restricted stock. Compensation and benefits expenses are recognized over the vesting period for each grant. The fair value of our stock options and the resulting expenses are based on various assumptions, including the expected volatility of our stock price, the expected term of the stock options, estimated forfeiture rates and the risk‑free interest rate. The use of different assumptions would result in different fair values and compensation and benefits expenses for our option grants.

We use the “simplified” method in developing an estimate of expected term of stock options. We base the risk‑free interest rate on zero‑coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We estimate expected volatility based on historical volatility of Envestnet’s common stock and that of comparable companies from a representative peer group based on industry and market capitalization data. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option‑pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. If we use different assumptions for estimating stock‑based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, future stock‑based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

Income taxes

We are subject to income taxes in the United States, Australia, Canada, India, and the United Kingdom. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

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

Our effective tax rates differ from the statutory rates primarily due to state taxes, permanent differences, the generation of research and development tax credits, unrecognized tax benefits, prior period true-ups, changes in valuation allowances, and changes in rates. Our provision for income taxes varies based on, among other things, changes in the valuation of our deferred tax assets and liabilities, the tax effects of non-cash stock-based compensation or changes in applicable tax laws, regulations and accounting principles or interpretations thereof.

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

Our Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal year ended March 31, 2005 through March 31, 2012. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months.

Results of Operations

	As of December 31,
	2015	2014	Percent Change	2013	Percent Change
	(in thousands)			(in thousands)
Revenues:
Assets under management or administration	$333,684	$294,223	13%	$200,568	47%
Subscription and licensing	75,280	48,787	54%	36,876	32%
Professional services and other	11,955	5,738	108%	5,091	13%
Total revenues	420,919	348,748	21%	242,535	44%
Operating expenses:
Cost of revenues	161,309	150,067	7%	98,970	52%
Compensation and benefits	139,756	104,457	34%	77,442	35%
General and administration	72,227	54,321	33%	44,808	21%
Depreciation and amortization	27,962	18,651	50%	15,329	22%
Restructuring charges	673	—	*	474	(100)%
Total operating expenses	401,927	327,496	23%	237,023	38%
Income from operations	18,992	21,252	(11)%	5,512	286%
Other income:
Interest income	338	139	143%	18	*
Interest expense	(10,271)	(626)	*	—	*
Other income (expense), net	(71)	1,742	*	182	*
Total other income (expense)	(10,004)	1,255	*	200	*
Income before income tax provision	8,988	22,507	(60)%	5,712	294%
Income tax provision	4,552	8,528	(47)%	2,052	*
Net income	4,436	13,979	(68)%	3,660	282%
Add: Net loss attributable to non-controlling interest	—	195	(100)%	—	*
Net income attributable to Envestnet, Inc.	$4,436	$14,174	(69)%	$3,660	287%

*	Not meaningful

Year ended December 31, 2015 compared to year ended December 31, 2014

Revenues

Total revenues increased 21% from $348,748 in 2014 to $420,919 in 2015. The increase was primarily due to an increase in revenues from assets under management or administration of $39,461. Revenues from assets under management or administration comprised 79% and 84% of total revenues in 2015 and 2014, respectively. As a result of the Yodlee acquisition, we expect the revenues from assets under management or administration to decrease as a percentage of total revenues in 2016.

Assets under management or administration

Revenues earned from assets under management or administration increased 13% from $294,223 in 2014 to $333,684 in 2015. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2015, relative to the corresponding period in 2014. In 2015, revenues were positively affected by new account growth, market appreciation and positive net flows of AUM or AUA during 2014 and 2015, as well as an increase in revenues related to the October 1, 2014 acquisition of Placemark.

The number of financial advisors with AUM or AUA on our technology platforms increased from 28,605 as of December 31, 2014 to 33,775 as of December 31, 2015 and the number of AUM or AUA client accounts increased from approximately 978,000 as of December 31, 2014 to approximately 1,298,000 as of December 31, 2015.

Subscription and licensing

Subscription and licensing revenues increased 54% from $48,787 in 2014 to $75,280 in 2015. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $11,182 and Envestnet | Yodlee contributing an additional $11,561.

Professional services and other

Professional services and other revenues increased 108% from $5,738 in 2014 to $11,955 in 2015. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $1,396 and Envestnet | Yodlee contributing an additional $2,520.

Cost of revenues

Cost of revenues increased 7% from $150,067 in 2014 to $161,309 in 2015, primarily due to the corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues decreased from 43% in 2014 to 38% in 2015.  The decrease in cost of revenues as a percentage of total revenue is primarily due to an in increase in subscription and licensing revenue as well as increase in professional services and other revenue which generally have lower cost of revenues.

Compensation and benefits

Compensation and benefits increased 34% from $104,457 in 2014 to $139,756 in 2015, primarily due to an increase in salaries, benefits and other compensation expense of $27,484 related to an increase in headcount, an increase in incentive compensation of $2,294 and an increase in non‑cash compensation expense of $3,738. Headcount increased from an average of 1,103 in 2014 to an average of 1,419 in 2015, primarily to support the growth of our operations, as well as increase in headcount as a result of the Yodlee acquisition. As a percentage of total revenues, compensation and benefits increased from 30% in 2014 to 33% in 2015.

General and administration

General and administration expenses increased 33% from $54,321 in 2014 to $72,227 in 2015, primarily due to year‑over‑year increases in transaction related costs of $10,131, website and systems development costs of $1,199, professional and legal fees of $2,855, travel and entertainment of $1,916, occupancy costs of $1,470, and communication, research and data services costs of $1,877, offset by decreases in fair value of contingent consideration adjustments of $2,721. As a percentage of total revenues, general and administration expenses increased from 16% in 2014 to 17% in 2015.

Depreciation and amortization

Depreciation and amortization expense increased 50% from $18,651 in 2014 to $27,962 in 2015, primarily due to an increase in intangible asset amortization of $6,995 as a result of intangible assets recorded in purchase accounting related to the Placemark, Upside, Finance Logix, Castle Rock and Yodlee acquisitions (see Note 3 to the notes to consolidated financial statements). The increase in depreciation and amortization expense was also due to increases in capitalized computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization increased from 5% in 2014 to 7% in 2015. As a result of the Yodlee acquisition, we expect depreciation and amortization to continue to increase as a percentage of total revenues in 2016.

Restructuring charges

In 2015, we incurred restructuring charges of $673 primarily due to the abandonment of our lease  in Wellesley, MA.

Interest expense

Interest expense increased from $626 in 2014 to $10,271 in 2015 as a result of the issuance of $172,500 in Convertible Notes in the fourth quarter of 2014 as well as the issuance of $160,000 in Term Notes under the Amended and Restated Credit Agreement during the fourth quarter of 2015. Interest expense includes coupon interest, discount amortization, and issuance cost amortization related to the Convertible Notes as well as interest and amortization of upfront fees and monthly fees related to the Amended and Restated Credit Agreement. The discount, issuance costs, and upfront fees are amortized over the term of the related agreements.

Other income (expense), net

The change in other income (expense) was primarily a result of an agreement reached in 2014 with a vendor regarding the recovery of certain expenses totaling $1,825.

Income tax provision

	Year Ended
	December 31,
	2015	2014
	(in thousands)
Income tax provision	$4,552	$8,528
Effective tax rate	50.6%	37.9%

Our 2015 effective tax rate differs from the statutory rate primarily due to the effect of state taxes, non-deductible transaction costs, unremitted foreign earnings true-up, changes in valuation allowances, and changes in our statutory blended tax rates.

Our 2014 effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, the generation of research and development tax credits, the carryforward period expiration of capital loss carryforwards, the change in the valuation allowance, and net operating loss adjustments resulting from a recently completed Section 382 study.

Year ended December 31, 2014 compared to year ended December 31, 2013

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

Subscription and licensing

Subscription and licensing revenues increased 32% from $36,876 in 2013 to $48,787 in 2014. This increase was primarily due to an increase in Tamarac related revenue of $9,800.

Professional services and other

Professional services and other revenues increased 13% from $5,091 in 2013 to $5,738 in 2014. This increase was primarily due to Advisor Summit revenues in 2014 of $1,757 offset by a decrease in professional service revenue.

Cost of revenues

Cost of revenues increased 52% from $98,970 in 2013 to $150,067 in 2014, primarily due to the corresponding increase in revenues from AUM or AUA, inclusive of an increase related to the WMS acquisition. As a percentage of total revenues, cost of revenues increased from 41% in 2013 to 43% in 2014.

Compensation and benefits

Compensation and benefits increased 35% from $77,442 in 2013 to $104,457 in 2014, primarily due to an increase in salaries, benefits and other compensation expense of $20,335 related to an increase in headcount, an increase in incentive compensation of $3,529 and an increase in non‑cash compensation expense of $2,685. Headcount increased from an average of 857 in 2013 to an average of 1,103 in 2014, primarily to support the growth of our operations, as well as increased headcount from the WMS and Placemark acquisitions. As a percentage of total revenues, compensation and benefits decreased from 32% in 2013 to 30% in 2014.

General and administration

General and administration expenses increased 21% from $44,808 in 2013 to $54,321 in 2014, primarily due to year‑over‑year increases in website and systems development costs of $2,801, professional and legal fees of $3,049, travel and entertainment of $1,945, occupancy costs of $2,346, and communication, research and data services costs of $1,740, offset by decreases in fair value of contingent consideration adjustments of $1,933 and re‑audit related expenses of $3,110. As a percentage of total revenues, general and administration expenses decreased from 18% in 2013 to 16% in 2014.

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

Our 2013 effective tax rate differs from the statutory rate primarily as a result of non‑deductible transaction costs, unrecognized tax benefits in the U.S., the benefit of foreign tax credits, as well as the benefit of research and development tax credits. The non‑deductible transaction costs relate to a secondary offering of our common stock completed in the fourth quarter. The unrecognized tax benefits are a result of positions taken on prior year tax returns and the research and development tax credits are a result of a comprehensive study completed by the Company for tax years 2007‑2013.

Business Segments

Prior to the acquisition of Yodlee on November 19, 2015, the Company only reported one segment.  As a result of the Yodlee acquisition as discussed in Note 3 to the consolidated financial statements, the Company has re-examined its reporting and operating structure and has determined it has two segments as described below:

Envestnet is a leading provider of unified wealth management software and services empowering financial advisors and institutions.

Envestnet | Yodlee is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The following table presents income (loss) by segment:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Envestnet	$43,278	$32,854	$18,312
Envestnet | Yodlee	(2,984)	—	—
Total segment income from operations	40,294	32,854	18,312

Nonsegment operating expenses	(21,302)	(11,602)	(12,800)
Interest income (expense), net	(9,933)	(487)	18
Other income (expense), net	(71)	1,742	182
Consolidated income before income taxes	8,988	22,507	5,712
Income tax provision	4,552	8,528	2,052
Consolidated net income	4,436	13,979	3,660
Add: Net loss attributable to non-controlling interest	—	195	—
Consolidated net income attributable to Envestnet, Inc.	$4,436	$14,174	$3,660

The following table presents income from operations for the Envestnet segment:

	As of December 31,
	2015	2014	Percent Change	2013	Percent Change
	(in thousands)			(in thousands)
Envestnet:
Revenues:
Assets under management or administration	$333,684	$294,223	13%	$200,568	47%
Subscription and licensing	63,719	48,787	31%	36,876	32%
Professional services and other	9,435	5,738	64%	5,091	13%
Total revenues	406,838	348,748	17%	242,535	44%

Operating expenses:
Cost of revenues	160,489	150,067	7%	98,970	52%
Compensation and benefits	125,585	99,854	26%	74,340	34%
General and administration	53,445	47,322	13%	35,110	35%
Depreciation and amortization	23,368	18,651	25%	15,329	22%
Restructuring charges	673	—	*	474	(100)%
Total operating expenses	363,560	315,894	15%	224,223	41%
Income from operations	$43,278	$32,854	32%	$18,312	79%

*	Not meaningful

Year ended December 31, 2015 compared to year ended December 31, 2014 for the Envestnet segment

Revenues

Assets under management or administration

Revenues earned from assets under management or administration increased 13% from $294,223 in 2014 to $333,684 in 2015. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2015, relative to the corresponding period in 2014. In 2015, revenues were positively affected by new account growth, market appreciation and positive net flows of AUM or AUA during 2014 and 2015, as well as an increase in revenues related to the October 1, 2014 acquisition of Placemark.

The number of financial advisors with AUM or AUA on our technology platforms increased from 28,605 as of December 31, 2014 to 33,775 as of December 31, 2015 and the number of AUM or AUA client accounts increased from approximately 978,000 as of December 31, 2014 to approximately 1,298,000 as of December 31, 2015.

Subscription and licensing

Subscription and licensing revenues increased 31% from $48,787 in 2014 to $63,719 in 2015. This increase was primarily due to an increase in Envestnet | Tamarac related professional services revenue of $11,182.

Professional services and other

Professional services and other revenues increased 64% from $5,738 in 2014 to $9,435 in 2015. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $1,396.

Cost of revenues

Cost of revenues increased 7% from $150,067 in 2014 to $160,489 in 2015, primarily due to the corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues decreased from 43% in 2014 to 39% in 2015.

Compensation and benefits

Compensation and benefits increased 26% from $99,854 in 2014 to $125,586 in 2015, primarily due to an increase in salaries, benefits and other compensation expense of $22,705 related to an increase in headcount, an increase in incentive compensation of $1,460 and an increase in non‑cash compensation expense of $1,569. As a percentage of total revenues, compensation and benefits increased from 29% in 2014 to 31% in 2015.

General and administration

General and administration expenses increased 13% from $47,322 in 2014 to $53,445 in 2015, primarily due to year‑over‑year increases in website and systems development costs of $571, professional and legal fees of $1,624, travel and entertainment of $1,480, occupancy costs of $940 and communication, research and data services costs of $1,279. As a percentage of total revenues, general and administration expenses decreased from 14% in 2014 to 13% in 2015.

Depreciation and amortization

Depreciation and amortization expense increased 25% from $18,651 in 2014 to $23,369 in 2015, primarily due to an increase in intangible asset amortization of $3,042 as a result of intangible assets recorded in purchase accounting related to the Placemark, Upside, Finance Logix and Castle Rock acquisitions (see Note 3 to the notes to consolidated financial statements). The increase in depreciation and amortization expense was also due to increases in capitalized computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization increased from 5% in 2014 to 6% in 2015.

Restructuring charges

In 2015, we incurred restructuring charges of $673 primarily due to the abandonment of our lease in Wellesley, MA.

Year ended December 31, 2014 compared to year ended December 31, 2013 for the Envestnet segment

Revenues

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

Subscription and licensing

Subscription and licensing revenues increased 32% from $36,876 in 2013 to $48,787 in 2014. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $9,800.

Professional services and other

Professional services and other revenues increased 13% from $5,091 in 2013 to $5,738 in 2014. This increase was primarily due to Advisor Summit revenues in 2014 of $1,757 offset by a decrease in professional service revenue.

Cost of revenues

Cost of revenues increased 52% from $98,970 in 2013 to $150,067 in 2014, primarily due to the corresponding increase in revenues from AUM or AUA, inclusive of an increase related to the WMS acquisition. As a percentage of total revenues, cost of revenues decreased from 41% in 2013 to 43% in 2014.

Compensation and benefits

Compensation and benefits increased 34% from $74,340 in 2013 to $99,854 in 2014, primarily due to an increase in salaries, benefits and other compensation expense of $20,519 related to an increase in headcount, an increase in incentive compensation of $3,074 and an increase in non‑cash compensation expense of $2,104. As a percentage of total revenues, compensation and benefits decreased from 31% in 2013 to 29% in 2014.

General and administration

General and administration expenses increased 35% from $35,110 in 2013 to $47,322 in 2014, primarily due to year‑over‑year increases in website and systems development costs of $2,801, professional and legal fees of $1,841, travel and entertainment of $1,691, occupancy costs of $2,324, and communication, research and data services costs of $1,740.   As a percentage of total revenues, general and administration expenses was 14% in 2013 and 2014.

Depreciation and amortization

Depreciation and amortization expense increased 22% from $15,329 in 2013 to $18,651 in 2014, primarily due to an increase in intangible asset amortization of $2,189 as a result of intangible assets recorded in purchase accounting related to the WMS and Placemark acquisitions (see Note 3 to the notes to consolidated financial statements). The increase in depreciation and amortization expense was also due to increases in capitalized computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization decreased from 6% in 2013 to 5% in 2014.

Restructuring charges

In 2013, we incurred restructuring charges of $474 due to lease termination penalties incurred to terminate the Denver and Raleigh leases.

The following table presents income from operations for the Envestnet | Yodlee segment:

	As of December 31,
	2015	2014	Percent Change	2013	Percent Change
	(in thousands)			(in thousands)
Envestnet | Yodlee:
Revenues:
Subscription and licensing	$11,561	$—	*	$—	*
Professional services and other	2,520	—	*	—	*
Total revenues	14,081	—	*	—	*

Operating expenses:
Cost of revenues	820	—	*	—	*
Compensation and benefits	8,777	—	*	—	*
General and administration	2,874	—	*	—	*
Depreciation and amortization	4,594	—	*	—	*
Total operating expenses	17,065	—	*	—	*
Loss from operations	$(2,984)	$—	*	$—	*

*	Not meaningful

There are no amounts in 2014 or 2013, as all revenue and expenses related to the Envestnet |Yodlee segment in 2015 were derived from Envestnet |Yodlee results in operations for the period November 20, 2015 to December 31, 2015.  For additional information pertaining to our business segments, see Note 19 to the notes to the consolidated financial statements.

Nonsegment expenses increased 84% from $11,602 in 2014 to $21,302 in 2015, primarily due to an increase in restructuring charges and transaction related expenses of $10,804. Nonsegment expenses decreased 9% from $12,800 in 2013 to $11,602 in 2014, primarily due to a decrease in nonsegment general and administration expense of $2,699 offset by an increase in nonsegment compensation and benefits of $1,501.

Non‑GAAP Financial Measures

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Adjusted revenues	$421,241	$348,748	$242,695
Adjusted EBITDA	76,070	55,938	38,594
Adjusted net income	37,695	29,537	19,094
Adjusted net income per share	0.98	0.80	0.54

“Adjusted revenues” excludes the effect of purchase accounting on the fair value of acquired deferred revenue. Under U.S. GAAP, we record at fair value the acquired deferred revenue for contracts in effect at the time the entities were acquired. Consequently, revenue related to acquired entities for periods subsequent to the acquisition does not reflect the full amount of revenue that would have been recorded by these entities had they remained stand‑alone entities.

“Adjusted EBITDA” represents net income before deferred revenue fair value adjustment, interest income, interest expense, income tax provision, depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, re‑audit related expenses, severance, accretion on contingent consideration, fair market value adjustment on contingent consideration, litigation‑related expense, other income (expense), and pre‑tax loss attributable to non‑controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, non‑cash interest expense, non‑cash compensation expense, restructuring charges and transaction costs, re‑audit related expenses, severance, accretion on contingent consideration, fair‑market value adjustment on contingent consideration, litigation related expense, amortization of acquired intangibles, other income (expense) and net loss attributable to non‑controlling interest. Reconciling items, excluding non-recurring tax item and non‑deductible transaction costs, are tax effected using the income tax rates in effect on the applicable date.

“Adjusted net income per share” represents adjusted net income attributable to common stockholders divided by the diluted number of weighted‑average shares outstanding.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provide comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, litigation‑related expense, income tax provision, restructuring charges and transaction costs, re‑audit related expenses, imputed interest on contingent consideration, fair market value adjustments on contingent consideration, other income, severance, pre‑tax loss attributable to non‑controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non‑cash stock‑based compensation expense from adjusted EBITDA and adjusted net income because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•	Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect non‑cash components of employee compensation;
•

Although depreciation and amortization are non‑cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2015, 2014 and 2013, we had cash income tax payments, net of refunds, of $1,700, $2,131 and $4,708 in the years ended December 31, 2015, 2014 and 2013, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted revenues, adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of adjusted revenues to revenues, the most directly comparable U.S. GAAP measure and adjusted EBITDA, adjusted net income and adjusted net income per share to net income and net income per share, the most directly comparable U.S. GAAP measure. Further, our management also reviews U.S. GAAP measures and evaluates individual measures that are not included in some or all of our non‑U.S. GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Total revenues	$420,919	$348,748	$242,535
Deferred revenue fair value adjustment	322	—	160
Adjusted revenues	$421,241	$348,748	$242,695

The following table sets forth the reconciliation of net income to adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$4,436	$13,979	$3,660
Add (deduct):
Deferred revenue fair value adjustment	322	—	160

Interest income	(338)	(139)	(18)
Interest expense	10,271	626	—
Income tax provision	4,552	8,528	2,052
Depreciation and amortization	27,962	18,651	15,329
Non-cash compensation expense	15,160	11,423	8,919
Restructuring charges and transaction costs	13,495	2,672	3,297
Re-audit related expense	—	—	3,110
Severance	1,695	735	790
Accretion on contingent consideration	888	1,472	787
Fair market value adjustment on contingent consideration	(4,153)	(1,432)	501
Litigation related expense	65	18	7
Other income (expense)	72	(1,825)	—
Pre-tax loss attributable to non-controlling interest	1,643	1,230	—
Adjusted EBITDA	$76,070	$55,938	$38,594

The following table sets forth the reconciliation of net income to adjusted net income and adjusted net income per share based on our historical results:

	Year Ended December 31,
	2015*	2014*	2013*
	(in thousands)
Net income	$4,436	$13,979	$3,660
Add (deduct):
Deferred revenue fair value adjustment	193	—	93
Non-cash interest expense	3,837	195	—
Non-cash compensation expense	9,097	6,854	5,173
Restructuring charges and transaction costs	9,428	2,025	2,252
Re-audit related expenses	—	—	1,804
Severance	1,017	440	458
Accretion on contingent consideration	533	883	456
Fair market value adjustment on contingent consideration	(2,492)	(859)	291
Litigation related expense	39	11	4
Amortization of acquired intangibles	10,581	6,385	4,903
Other income (expense)	40	(1,095)	—
Net loss attributable to non-controlling interest	986	719	—
Adjusted net income	$37,695	$29,537	$19,094
Diluted number of weighted-average shares outstanding	38,386,873	36,877,599	35,666,575
Adjusted net income per share - diluted	$0.98	$0.80	$0.54

*

Adjustments, excluding non‑recurring tax items and non‑deductible transaction costs, are tax‑effected using income tax rates as follows: 40% for 2015, 40% for 2014, and 42% for 2013.  Pre-tax loss attributable to non-controlling interest assumes losses are allocated to ERS members pro-rata based on ownership percentage.

The following tables set forth the reconciliation of revenues to adjusted revenues and net income to adjusted EBITDA based on our historical results for each segment for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31, 2015
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$406,838	$14,081	$-	$420,919
Deferred revenue fair value adjustment	117	205	-	322
Adjusted revenues	$406,955	$14,286	$-	$421,241

Income (loss) from operations	$43,255	$(2,963)	$(21,300)	$18,992
Add (deduct):
Deferred revenue fair value adjustment	117	205	-	322
Accretion on contingent consideration	888	-	-	888
Depreciation and amortization	23,369	4,592	-	27,961
Non-cash compensation expense	12,141	1,569	1,451	15,161
Restructuring charges and transaction costs	-	-	13,495	13,495
Severance	1,681	14	-	1,695
Fair market value adjustment on contingent consideration	-	-	(4,152)	(4,152)
Litigation related expense	-	-	65	65
Pre-tax loss attributable to non-controlling interest	1,643	-	-	1,643
Adjusted EBITDA	$83,094	$3,417	$(10,441)	$76,070

	For the Year Ended December 31, 2014
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$348,748	$-	$-	$348,748
Deferred revenue fair value adjustment	-	-	-	-
Adjusted revenues	$348,748	$-	$-	$348,748

Income (loss) from operations	$32,854	$-	$(11,602)	$21,252
Add (deduct):
Deferred revenue fair value adjustment	-	-	-	-
Accretion on contingent consideration	1,472	-	-	1,472
Depreciation and amortization	18,651	-	-	18,651
Non-cash compensation expense	10,572	-	851	11,423
Restructuring charges and transaction costs	-	-	2,672	2,672
Severance	735	-	-	735
Fair market value adjustment on contingent consideration	-	-	(1,432)	(1,432)
Litigation related expense	-	-	18	18
Other	-	-	(83)	(83)
Pre-tax loss attributable to non-controlling interest	1,230	-	-	1,230
Adjusted EBITDA	$65,514	$-	$(9,576)	$55,938

	For the Year Ended December 31, 2013
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$242,535	$-	$-	$242,535
Deferred revenue fair value adjustment	160	-	-	160
Adjusted revenues	$242,695	$-	$-	$242,695

Income (loss) from operations	$18,312	$-	$(12,800)	$5,512
Add (deduct):
Deferred revenue fair value adjustment	160	-	-	160
Accretion on contingent consideration	787	-	-	787
Depreciation and amortization	15,329	-	-	15,329
Non-cash compensation expense	8,648	-	271	8,919
Restructuring charges and transaction costs	-	-	3,297	3,297
Re-audit related expense	3,110	-	-	3,110
Severance	790	-	-	790
Fair market value adjustment on contingent consideration	-	-	501	501
Litigation related expense	-	-	7	7
Other	-	-	182	182
Adjusted EBITDA	$47,136	$-	$(8,542)	$38,594

Liquidity and Capital Resources

As of December 31, 2015, we had total cash and cash equivalents of $51,718, compared to $209,754 as of December 31, 2014. We plan to use existing cash as of December 31, 2015 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and possible acquisitions or other strategic activity. In addition, in 2016, we may be required to borrow against the Amended and Restated Credit Agreement to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$24,713	$55,997	$28,857
Net cash used in investing activities	(344,906)	(69,129)	(18,260)
Net cash provided by financing activities	162,157	172,944	9,362
Net increase (decrease) in cash and cash equivalents	(158,036)	159,812	19,959
Cash and cash equivalents, end of period	51,718	209,754	49,942

Operating Activities

Net cash provided by operating activities in 2015 decreased by $31,569 compared to 2014, primarily due to an decrease in net income of $9,543 in 2015 compared to the prior year period and an decrease in the change in operating assets and liabilities totaling $28,493 offset by an increase in non‑cash adjustments totaling $6,467.

Net cash provided by operating activities in 2014 increased by $27,140 compared to 2013, primarily due to an increase in net income of $10,319 in 2014 compared to the prior year period and an increase in the change in operating assets and liabilities totaling $18,559 offset by a decrease in non-cash adjustments totaling $2,364.

Investing Activities

Net cash used in investing activities in 2015 increased by $275,492 compared to 2014, primarily due to the increase in cash used in acquisitions of $268,735. In 2015, the Company acquired Upside, Finance Logix, Castle Rock and Yodlee for net cash totaling $2,026, $19,686, $5,870, and $300,723, respectively. In 2014, the Company acquired Placemark and Klein for net cash totaling $58,282 and $1,288, respectively (see Note 3 to the notes to consolidated financial statements).

Net cash used in investing activities in 2014 increased by $50,869 compared to 2013, primarily due to the increase in cash used in acquisitions of $50,578. In 2014, the Company acquired Placemark and Klein for net cash totaling $58,282 and $1,288, respectively, and in 2013, the Company acquired WMS for net cash totaling $8,992 (see Note 3 to the notes to consolidated financial statements).

Financing Activities

Net cash provided by financing activities in 2015 decreased by $10,787 compared to 2014, primarily a result of a decrease in net proceeds from issuance of convertible debt of $172,500, an increase in payments made against the Term Notes of $10,000 and an increase in the treasury stock purchases of $5,350 offset by an increase in proceeds from issuance of Term Notes of $160,000, an increase in the excess tax benefits from stock‑based compensation of $8,759 and a decrease in convertible notes issuance costs of $5,533.

Net cash provided by financing activities in 2014 increased by $163,582 compared to 2013, primarily a result of an increase in net proceeds from issuance of convertible debt of $166,967 and an increase in the excess tax benefits from stock‑based compensation of $5,269, offset by an increase in payment of contingent consideration of $6,000, an increase in treasury stock purchases of $1,440 and an decrease in the proceeds from exercise of stock options of $1,210.

Backlog

We sell subscriptions to our solutions through contracts that are generally one to three years in length, although terms can extend to as long as five years. Our subscription agreements with our customers generally contain scheduled minimum subscription fees, and usage-based fees which depend on the extent their customers or end users use our platform. We consider the unpaid contractual minimum payments under our subscription agreements to be our backlog. Due to the inherent volatility of backlog measured using contractual minimums, and the fact that contractual minimums are becoming increasingly less important to our business, we do not utilize backlog as a key management metric internally and we do not believe that it is a meaningful measurement of our future revenues.

We expect that the amount of backlog relative to the total value of our subscription agreements will change from year to year for several reasons, including the timing of contract renewals, the proportion of total subscription revenue represented by contractual minimum payments and the average non-cancellable terms of our subscription agreements. The change in backlog that results from these events may not be an indicator of the likelihood of renewal or expected future revenues.

We also expect that as our customer base continues to mature and customer deployments scale usage, renewals over time will increasingly have fewer contractual minimum fees because such fees are intended to decrease the timing risk associated with initial deployment commitments.

In addition, because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contracts that are renewed and new customer contracts that are entered into during the period, backlog at the beginning of any period is not necessarily indicative of future performance.

Commitments

The following table sets forth information regarding our contractual obligations as of December 31, 2015:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Operating leases(1)	$76,089	$11,494	$29,573	$16,842	$18,180
Capital leases	1,243	845	398	—	—
Convertible Notes	172,500	—	—	172,500	—
Term Notes	150,000	8,000	142,000	—	—
Convertible notes coupon interest payments	11,949	3,018	6,038	2,893	—
Undrawn credit facility fees	5,602	1,936	3,666	—	—
Estimated undiscounted contingent consideration payments	4,252	3,374	878	—	—
Purchase obligations	11,189	4,897	6,005	287	—
Total	$432,824	$33,564	$188,558	$192,522	$18,180

(1)	We lease facilities under non‑cancelable operating leases expiring at various dates through 2028.

The table above does not reflect the following:

•	Amounts estimated for uncertain tax positions since the timing and likelihood of such payments cannot be reasonably estimated.
•

Voluntary employer matching contributions to our defined contribution benefit plans since the amount cannot be reasonably estimated. For the years ended December 31, 2014, 2013 and 2012, we made voluntary employer matching contributions of $1,521, $1,176 and $891, respectively.

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

Off‑Balance Sheet Arrangements

Other than operating leases as indicated above, we do not have any other off‑balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

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

In February 2015, the FASB issued ASU 2015-02, ”Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. These changes become effective for the Company’s fiscal year beginning January 1, 2016. The Company does believe the adoption of this standard will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, ”Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The updated guidance became effective under early adoption for the Company’s fiscal year beginning January 1, 2015, and resulted in a reclassification of amounts from Other Non-current Assets to Debt in the current and prior periods.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The updated guidance became effective under early adoption for the Company’s fiscal year beginning January 1, 2015, and resulted in a reclassification of $4,654 from current deferred tax assets to non-current deferred tax assets in the prior period.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2015, 2014 and 2013, 79%, 84% and 83% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to decline in 2016 due to the impact of the acquisition of Yodlee and it will otherwise vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline. We do not use derivative financial instruments for speculative, hedging or trading purposes, other than as described below.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. As of December 31, 2015, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $430 to pre‑tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $350 to pre‑tax earnings.

We manage our exposure to fluctuations in the Indian Rupee by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts generally have a term of less than 12 months. The notional amount of our forward contracts was $11,870 at December 31, 2015.

A sensitivity analysis performed on our hedging portfolio indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at December 31, 2015 would decrease the fair value of our foreign currency contracts by $1,100. A hypothetical 10% depreciation of the U.S. dollar from its value at December 31, 2015 would increase the fair value of our foreign currency contracts by $1,300.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended and Restated Credit Agreement. As of December 31, 2015, there was $150,000 of Term Notes and no revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The Company incurred interest expense of $1,376 for the year ended December 31, 2015 related to the Credit Agreement and the Amended and Restated Credit Agreement.  A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense on an annual basis by approximately $375.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Envestnet, Inc.:

We have audited the accompanying consolidated balance sheets of Envestnet, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envestnet, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
February 29, 2016

Envestnet, Inc.

Consolidated Balance Sheets

(in thousands, except share information)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$51,718	$209,754
Fees and other receivables, net	46,756	20,345
Prepaid expenses and other current assets	15,175	7,242
Total current assets	113,649	237,341

Property and equipment, net	28,681	16,629
Internally developed software, net	9,897	7,023
Intangible assets, net	292,675	58,654
Goodwill	421,273	104,976
Deferred tax assets, net	2,688	5,219
Other non-current assets	16,702	9,516
Total assets	$885,565	$439,358

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$83,411	$48,247
Accounts payable	10,420	4,869
Contingent consideration	2,537	6,405
Deferred revenue	15,089	5,159
Total current liabilities	111,457	64,680

Convertible notes	150,133	145,203
Term notes	150,000	—
Contingent consideration	1,506	7,462
Deferred revenue	14,378	6,954
Deferred rent	5,548	3,588
Lease incentive	5,428	5,550
Other non-current liabilities	6,288	2,430
Total liabilities	444,738	235,867

Commitments and contingencies

Redeemable units in ERS	900	1,500
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; and 53,925,415 shares issued as of December 31, 2015 and December 31, 2014, respectively; 41,979,126 and 34,544,653 shares outstanding as of December 31, 2015 and December 31, 2014, respectively	270	232
Additional paid-in capital	474,726	233,888
Accumulated deficit	(15,007)	(19,443)
Treasury stock at cost, 11,946,289 and 11,800,723 shares as of December 31, 2015 and December 31, 2014, respectively	(20,654)	(13,242)
Accumulated other comprehensive income	194	—
Total stockholders’ equity	439,529	201,435
Non-controlling interest	398	556
Total equity	439,927	201,991
Total liabilities and equity	$885,565	$439,358

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share information)

	December 31,
	2015	2014	2013
Revenues:
Assets under management or administration	$333,684	$294,223	$200,568
Subscription and licensing	75,280	48,787	36,876
Professional services and other	11,955	5,738	5,091
Total revenues	420,919	348,748	242,535

Operating expenses:
Cost of revenues	161,309	150,067	98,970
Compensation and benefits	139,756	104,457	77,442
General and administration	72,227	54,321	44,808
Depreciation and amortization	27,962	18,651	15,329
Restructuring charges	673	—	474
Total operating expenses	401,927	327,496	237,023

Income from operations	18,992	21,252	5,512
Other income:
Interest income	338	139	18
Interest expense	(10,271)	(626)	—
Other income (expense), net	(71)	1,742	182
Total other income (expense)	(10,004)	1,255	200

Income before income tax provision	8,988	22,507	5,712

Income tax provision	4,552	8,528	2,052

Net income	4,436	13,979	3,660
Add: Net loss attributable to non-controlling interest	—	195	—
Net income attributable to Envestnet, Inc.	$4,436	$14,174	$3,660

Net income per share attributable to Envestnet, Inc.:
Basic	$0.12	$0.41	$0.11

Diluted	$0.12	$0.38	$0.10

Weighted average common shares outstanding:
Basic	36,500,843	34,559,558	33,191,088

Diluted	38,386,873	36,877,599	35,666,575

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Other Comprehensive Income

(in thousands)

	Year Ended December
	2015	2014	2013
Net income attributable to Envestnet, Inc.	$4,436	$—	$—
Other comprehensive loss, net of taxes
Foreign currency translation loss	(2)	—	—
Unrealized gain on foreign currency contracts designated as cash flow hedges	196	—	—
Total other comprehensive income	194	—	—
Comprehensive income	$4,630	$—	$—

Envestnet, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share information)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-	Total
			Common		Paid-in	Comprehensive	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance, December 31, 2012	44,071,564	$220	(11,715,889)	$(10,558)	$173,611	$—	$(37,277)	$—	$125,996

Exercise of stock options	721,050	3	—	—	6,397	—	—	—	6,400
Issuance of common stock - vesting of restricted stock	74,298	1	—	—	—	—	—	—	1
Exercise of warrants	761,902	4	—	—	—	—	—	—	4
Stock-based compensation expense	—	—	—	—	8,738	—	—	—	8,738
Excess tax benefit from stock-based compensation expense	—	—	—	—	3,579	—	—	—	3,579
Reversal of state uncertain tax positions	—	—	—	—	16	—	—	—	16
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(36,905)	(622)	—	—	—	—	(622)
Net income	—	—	—	—	—	—	3,660	—	3,660
Balance, December 31, 2013	45,628,814	228	(11,752,794)	(11,180)	192,341	—	(33,617)	—	147,772

Exercise of stock options	573,298	3	—	—	5,187	—	—	—	5,190
Issuance of common stock - vesting of restricted stock units	143,264	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	11,228	—	—	195	11,423
Excess tax benefits from stock-based compensation expense	—	—	—	—	8,848	—	—	—	8,848
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(47,929)	(2,062)	—	—	—	—	(2,062)
Issuance of membership interest in ERS	—	—	—	—	—	—	—	556	556
Issuance of convertible notes, net of tax and offering costs	—	—	—	—	16,284	—	—	—	16,284
Net income (loss)	—	—	—	—	—	—	14,174	(195)	13,979
Balance, December 31, 2014	46,345,376	232	(11,800,723)	(13,242)	233,888	—	(19,443)	556	201,991

Exercise of stock options	1,047,911	5	—	—	8,274	—	—	—	8,279
Issuance of common stock - vesting of restricted stock units	434,292	2	—	—	—	—	—	—	2
Acquisition of businesses	6,097,836	31	—	—	195,420	—	—	—	195,451
Acquisition of business - attribution of the fair market value of replacement awards	—	—	—	—	4,318	—	—	—	4,318
Stock-based compensation expense	—	—	—	—	15,161	—	—	—	15,161
Excess tax benefits from stock-based compensation expense	—	—	—	—	17,607	—	—	—	17,607
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(145,566)	(7,412)	—	—	—	—	(7,412)
Purchase of ERS units	—	—	—	—	58	—	—	(158)	(100)
Foreign currency translation loss	—	—	—	—	—	(2)	—	—	(2)
Unrealized gain on foreign currency contracts designated as accounting hedges	—	—	—	—	—	196	—	—	196
Net income	—	—	—	—	—	—	4,436	—	4,436
Balance, December 31, 2015	53,925,415	$270	(11,946,289)	$(20,654)	$474,726	$194	$(15,007)	$398	$439,927

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$4,436	$13,979	$3,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,962	18,651	15,329
Deferred rent and lease incentive	1,819	275	(483)
Provision for doubtful accounts	176	15	203
Impairment of long-lived assets	—	—	330
Deferred income taxes	(10,508)	(4,640)	(2,546)
Stock-based compensation expense	15,161	11,423	8,738
Excess tax benefits from stock-based compensation	(17,607)	(8,848)	(3,579)
Interest expense	10,271	626	—
Accretion on contingent consideration	888	1,472	787
Fair market value adjustment on contingent consideration	(4,153)	(1,432)	501
Changes in operating assets and liabilities, net of acquisitions:
Fees and other receivables	(9,297)	1,788	(9,566)
Prepaid expenses and other current assets	14,716	9,733	(1,075)
Other non-current assets	(6,025)	(873)	(1,444)
Accrued expenses and other liabilities	(13,653)	9,784	12,389
Accounts payable	3,128	(659)	2,914
Deferred revenue	10,906	4,677	1,625
Other non-current liabilities	(3,792)	26	1,074
Net cash provided by operating activities	24,428	55,997	28,857

INVESTING ACTIVITIES:
Purchase of property and equipment	(9,184)	(6,177)	(6,125)
Capitalization of internally developed software	(5,532)	(3,382)	(3,143)
Investment in private company	(1,500)	—	—
Purchase of ERS units	(100)	—	—
Acquisition of businesses, net of cash acquired	(328,305)	(59,570)	(8,992)
Net cash used in investing activities	(344,621)	(69,129)	(18,260)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	172,500	—
Convertible notes issuance costs	—	(5,533)	—
Proceeds from issuance of term notes	160,000	—	—
Payment of term notes	(10,000)	—	—
Proceeds from borrowings on revolving credit facility	10,000	30,000	—
Payment on revolving credit facility	(10,000)	(30,000)	—
Payments of contingent consideration	(7,219)	(6,000)	—
Payment of promissory note	—	(1,500)	—
Issuance of redeemable units in ERS	900	1,500	—
Proceeds from exercise of stock options	8,279	5,190	6,400
Excess tax benefits from stock-based compensation expense	17,607	8,848	3,579
Purchase of treasury stock for stock-based minimum tax withholdings	(7,412)	(2,062)	(622)
Issuance of restricted stock units	2	1	1
Proceeds from exercise of warrants	—	—	4
Net cash provided by financing activities	162,157	172,944	9,362

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(158,036)	159,812	19,959

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	209,754	49,942	29,983

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,718	$209,754	$49,942
	.
Supplemental disclosure of cash flow information - cash paid during the period for income taxes, net of refunds	$1,700	$2,131	$4,708
Supplemental disclosure of cash flow information - cash paid during the period for interest	3,877	299	—
Supplemental disclosure of non-cash operating, investing and financing activities:
Common stock issued in business acquisitions	195,451	—	—
Attribution of the fair market value of replacement awards	4,318	—	—
Purchase consideration liabilities included in accrued expenses and other liabilities	13,676	—	—
Contingent consideration issued in a business acquisition	1,500	2,800	16,017
Issuance of promissory note for acquisition	—	1,500	—
Leasehold improvements funded by lease incentive	330	2,865	1,693
Settlement of contingent consideration liability upon issuance of ERS, LLC membership interest	—	158	—

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.        Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provide open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via Envestnet’s wealth management software, Envestnet | PMC®, Envestnet | Tamarac™, Vantage Reporting Solution™, Envestnet | WMS™, Envestnet | Placemark™, Envestnet | Retirement Solutions, Envestnet | Yodlee™ and Envestnet | Finance Logix™

We offer these solutions principally through the following product and services suites:

•

Envestnet | Advisor Suite TM empowers advisors to better manage client outcomes and strengthen their practice. Our software unifies the applications and services advisors use to manage their practice and advise their clients, including data aggregation; financial planning; capital markets assumptions; asset allocation guidance; research and due diligence on investment managers and funds; portfolio management, trading and rebalancing; multi‑custodial, aggregated performance reporting; and billing calculation and administration.

•

Envestnet | PMC®, our Portfolio Management Consultants group primarily engages in consulting services aimed at providing financial advisors with additional support in addressing their clients’ needs, as well as the creation of investment solutions and products. Envestnet | PMC’s investment solutions and products include managed account and multi‑manager portfolios, mutual fund portfolios and Exchange Traded Funds (“ETF”) portfolios.  Envestnet | PMC offers Prima Premium Research, comprising institutional‑quality research and due diligence on investment managers, mutual funds, ETFs and liquid alternatives funds.  Envestnet | PMC also offers Placemark Overlay Services which includes patented portfolio overlay and tax optimization services.

•

Envestnet | VantageTM software aggregates and manages investment data, provides performance reporting and benchmarking, giving advisors an in‑depth view of clients’ various investments, empowering advisors to give holistic, personalized advice and consulting.

•	Envestnet | Advisor Now TM offers a private-labeled investor engagement technology enabling advisors to deliver a compelling digital wealth management experience to their clients.
•	Envestnet | Finance Logix TM provides financial planning and wealth management software solutions to banks, broker-dealers and RIAs.
•	Envestnet | TamaracTM provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management (“CRM”) software, principally to high‑end RIAs.
•

Envestnet | Retirement Solutions (ERS) offers a comprehensive suite of services designed specifically for retirement plan professionals. With our integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•	Envestnet | Yodlee TM is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

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

Management Estimates—Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of restricted stock and stock options issued, fair value of contingent consideration, realization of deferred tax assets, uncertain tax positions fair value of the liability portion of the convertible debt and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

•	Subscription and licensing —

Subscription— Subscription revenue is primarily derived from customers accessing the SaaS technology platform and includes subscription, support, and usage-based fees. Subscription revenue is recognized ratably over the contracted term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided the four revenue recognition criteria have been satisfied. Usage-based revenue is recognized as earned, provided the four revenue recognition criteria have been satisfied.

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

•	Professional services and other —

The Company derives professional services fees from providing contractual customized service platform software development as well as implementation fees, which are recognized under a proportional performance model utilizing an output-based approach or are deferred and amortized over the estimated life of the customer relationship.  The Company’s contracts generally have fixed prices, and generally specify or quantify deliverables.

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

Multiple Element Arrangements—When the Company enters into arrangements with multiple deliverables, exclusive of arrangements with software deliverables, it applies the FASB’s guidance for revenue arrangements with

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

multiple deliverables and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (i) whether the delivered item has value to the customer on a stand-alone basis, and (ii) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue is allocated to each unit of accounting or element based on relative selling prices. The Company determines relative selling prices by using either (a) vendor-specific objective evidence (“VSOE”) if it exists; or (b) third-party evidence (“TPE”) of selling price. When neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable.

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

Deferred Revenue—Deferred revenue primarily consists of implementation and set up fees, professional services, and license fee payments received in advance from customers. For subscription agreements, the Company typically invoices its customers in monthly or annual fixed installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year subscription agreements. Deferred revenue also includes certain deferred professional services fees, which are recognized in accordance with the Company’s revenue recognition policy.

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

Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fees receivable. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including historical loss experience and current economic conditions. As of December 31, 2015 and 2014, the Company’s allowance for doubtful accounts was $221 and $76, respectively.  The following table summarizes the changes to the allowance for doubtful accounts:

	2015	2014	2013
Balance, beginning of year	$76	$203	$—
Add: Provisions for doubtful accounts	176	15	203
Less: Write-offs	(31)	(142)	—
Balance, end of year	$221	$76	$203

Segments—The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis. Historically, the Company has determined that it has a single reporting segment and operating unit structure. As a result of the Yodlee acquisition as discussed in Note 3, the Company has re-examined its reporting and operating structure and has determined it has two segments as described below:

Envestnet – provider of unified wealth management software and services to financial advisors and institutions.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Envestnet |Yodlee – a global leader in cloud-based innovation for digital financial services.

Financial information about each business segment is contained in Note 19 to the Consolidated Financial Statements.

Fair Value of Financial Instruments—The carrying amounts of financial instruments, net of any allowances, including cash equivalents, fees receivable, accounts payable and accrued expenses and other liabilities are considered to be reasonable estimates of their fair values due to their short-term nature.

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

Restricted Cash— As required by the lease agreement for the Company’s facilities in Redwood City, California, the Company provided a certificate of deposit as collateral for a letter of credit issued for the benefit of the landlord in lieu of a security deposit. The letter of credit expires on July 31, 2022. The restricted certificate of deposit of $148 is included in other non-current assets in the accompanying consolidated balance sheet. The Company has restrictions as to the withdrawal or usage of its restricted cash until the completion of the contract term.

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

The Company’s investments are assessed for impairment when a review of the investee’s operations indicates that there is a decline in value of the investment and the decline is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments are written down to estimated fair value. The Company estimates fair value using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and estimated discounted future cash flows. There were impairments to investments of $0,  $0 and $47 during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Internally Developed Software—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internally developed software during the years ended December 31, 2015, 2014 and 2013.

Goodwill and Intangible Assets—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a two-step process that is performed at least annually or whenever events or circumstances indicate that impairment may have occurred. In 2015, the Company has changed the date of the annual impairment analysis from December 31 to October 31 in order to give management time to complete the analysis prior to year-end.  The Company has concluded that it has a single reporting unit. Subsequent to the acquisition of Yodlee, the Company now has two reporting units. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flows. No impairment charges have been recorded for the years ended December 31, 2015, 2014 and 2013.

Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows.

Operating and Capital Leases—In certain circumstances, the Company enters into leases with free rent periods, rent escalations or lease incentives over the term of the lease. In such cases, the Company calculates the total payments over the term of the lease and records them ratably as rent expense over that term.

The Company acquired certain software licenses and server and network equipment classified as capital leases. The Company’s server and networking equipment leases typically are accounted for as capital leases as they meet one or more of the four capital lease classification criteria. Assets acquired under capital leases are amortized over their estimated useful life of three years. The original term of the capital leases ranges from three to four years. The portion of the future payments designated as principal repayment was classified as other non-current liability on the consolidated balance sheets.

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

Advertising Costs—The Company expenses all advertising costs as incurred and they are classified within general and administration expenses. Advertising costs totaled approximately $645,  $675 and $1,028 for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and Development—The Company intends to continue to invest in its technology platforms and software and service offerings to provide financial advisors with access to investment solutions and services that address the widest range of financial advisors’ front-, middle-and back-office needs. In the years ended December 31, 2015, 2014 and 2013, our technology development expenses totaled $10,346,  $8,178, and $5,998, respectively, exclusive of capitalization of internally developed software and related amortization.

Business Combinations—The Company accounts for business combinations under the acquisition method. The cost of an acquired company is assigned to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when market values are not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Transaction costs associated with business combinations are expensed as incurred.  The Company determines the fair value of contingent acquisition consideration payable on the acquisition date using a discounted cash flow approach utilizing an appropriate discount rate. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to fair market value adjustment on contingent consideration in the Company’s consolidated statements of operations. Changes in the fair value of the contingent acquisition consideration payable can result from adjustments to the estimated revenue forecasts included in the contingent payment calculations.

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

Convertible Notes—On December 15, 2014, the Company issued $172,500 of 1.75% convertible notes due December 2019 (the “Convertible Notes”).  The Convertible Notes are accounted for in accordance with ASC 470-20. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as a derivative under GAAP. The Company separately accounts for the liability and equity components of Convertible Notes that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. The Company recognizes the accretion of the resulting discount using the effective interest method as part of interest expense in its consolidated statements of operations.

Term Notes—On November 19, 2015, the Company borrowed $160,000 of term notes (“Term Notes”) under the Amended and Restated Credit Agreement in connection with the completion of the acquisition of Yodlee.  In December 2015, the Company repaid $10,000 of the Term Notes.    The Term Notes are payable in quarterly installments of $2,000 per installment, commencing in March 2016, with the final payment of all remaining Term Note principal due and payable on the scheduled maturity date.

Foreign Currency—The assets and liabilities of the foreign subsidiary, where the local currency is the functional currency, are translated into U.S. dollars at the exchange rate in effect at the consolidated balance sheet date. Income and expense amounts are translated at average rates during the period. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity (deficit) in the accompanying consolidated balance sheets. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other income (expense), net in the accompanying consolidated statements of operations.

Derivative Financial Instruments—The Company uses foreign currency forward contracts to reduce its exposure to foreign currency exchange rate changes of the Indian Rupee on certain forecasted operating expenses and on certain existing assets and liabilities.

The contracts typically mature within 12 months, and they are not held for trading purposes. The Company may designate certain of its foreign currency forward contracts as hedging instruments subject to hedge accounting treatment. The Company records all of its derivative instruments at their gross fair value on the consolidated balance sheet, at each balance sheet date.

The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as a cash flow hedge for accounting purposes. For foreign currency forward contracts that are designated and qualify as hedging instruments, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss in stockholders’ equity/(deficit) and reclassified into operating expenses and cost of revenue in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in other income (expense), net in the accompanying consolidated statements of operations. To receive hedge accounting treatment, cash flow hedges must

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

be highly effective in offsetting changes to expected future cash flows on hedged transactions. The changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense), net in the accompanying consolidated statements of operations.

Gains and losses related to derivative instruments that do not qualify for hedge accounting treatment are recognized in other income (expense), net in the accompanying consolidated statements of operations.

The Company classifies its cash flows from the derivative instruments as operating activities.

Other Income—On June 18, 2014, the Company reached an agreement with a vendor regarding the recovery of certain expenses the Company incurred in 2013.  Under the terms of the agreement, the vendor agreed to pay the Company $1,825. The Company recognized a pre-tax gain of $1,825 resulting from the agreement, which is included in other income net in the consolidated statements of operations for the year ended December 31, 2014.

Non-controlling Interest—Effective February 1, 2014, the Company formed Envestnet Retirement Solutions, LLC (“ERS”) with various third parties. ERS offers advisory and technology enabled services to financial advisors and retirement plans. In exchange for a 64.5% ownership interest in ERS, the Company contributed certain assets and has agreed to fund a certain amount of the operating expenses of ERS. As described in Note 3, due to the issuance of units related to the acquisitions of Castle Rock Innovations, Inc. (“Castle Rock”) and Klein Decisions, Inc. (“Klein”) the Company’s ownership in ERS is 54.8% as of December 31, 2015.

The allocation of gains and losses to the members of ERS is based on a hypothetical liquidation book value method in accordance with the ERS operating agreement.  Losses of $0 and $195 for the years ended December 31, 2015 and 2014, respectively, are reflected as non-controlling interest in the consolidated statements of operations.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of the adoption of the new revenue standard on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. These changes become effective for the Company’s fiscal year beginning January 1, 2016. The Company does believe the adoption of this standard will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The Company will adopt this guidance for the Company’s fiscal year beginning January 1, 2016.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The updated guidance became effective under early adoption for the Company’s fiscal year beginning January 1, 2015, and resulted in a reclassification of $4,654 from current deferred tax assets to non-current deferred tax assets in the prior period.

3.        Business Acquisitions

The following acquisitions are included within the Envestnet segment, except for Yodlee, which comprises the Envestnet | Yodlee segment.

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

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of potential cross selling opportunities, as well as lower future operating expenses, including a reduction in headcount from pre-acquisition levels and lower technology platform-related costs due to the migration of WMS’s clients to the Company’s platform.  The goodwill is also related to the knowledge and experience of the workforce in place. The goodwill is deductible for income tax purposes.

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

The estimated fair value of contingent consideration as of December 31, 2015 was $2,535. This amount is the present value of an undiscounted liability of $2,659, applying a discount rate of 10%. Payments will be made at the end of three twelve month closing periods. The first undiscounted payment of $6,000 was paid on August 12, 2014. The second undiscounted payment of $6,989 was paid on August 19, 2015.   The third undiscounted payment is anticipated to be $2,659 and will be paid in August 2016. Changes to the estimated fair value of the contingent consideration are recognized in earnings of the Company.  During the year ended December 31, 2015, the Company recorded fair value adjustments to decrease the contingent consideration liability by $2,914 as a result of a decrease in the revenue assumptions for years 2 and 3. These adjustments are included in general and administration expense in the consolidated statements of operations.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$1,296
Total liabilities assumed	(2,257)
Identifiable intangible assets	17,000
Goodwill	8,691
Total net assets acquired	$24,730

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$14,000	12	Accelerated
Proprietary technology	3,000	2.5	Accelerated
Total	$17,000

The results of WMS operations are included in the consolidated statement of operations beginning July 1, 2013. WMS’s revenues and pre-tax net loss for the six-month period ended December 31, 2013 totaled $33,517 and ($1,056), respectively. The loss includes acquired intangible asset amortization of $2,164, imputed interest expense on contingent consideration of $787 and an estimated fair value adjustment on contingent consideration of $501.

Klein Decisions, Inc.

On July 1, 2014, ERS completed the acquisition of Klein Decisions, Inc. (“Klein”).  In accordance with the stock purchase agreement, ERS acquired all of the outstanding shares of Klein for cash consideration of approximately $1,288, a promissory note in the amount of $1,500, and estimated fair value of $2,800 in contingent consideration (with a minimum guaranteed amount of $1,175), to be paid over three years.  The promissory note was paid by ERS on July 31, 2014.  Klein develops dynamic decision systems that incorporate investor preferences, goals, and priorities into the investment process. ERS acquired Klein for its capabilities in delivering personal participant solutions, as well as its personnel to further build out ERS’s business of serving advisors who support the small retirement plan market.  The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, which relate to an increase in future ERS revenues as a result of leveraging Klein’s systems and expertise of its employees.  The goodwill is not deductible for income tax purposes.

The consideration in the acquisition was as follows:

Cash paid to owners	$1,288
Promissory note	1,500
Contingent consideration	2,800
$5,588

The contingent consideration liability of $2,800 is the present value of an undiscounted liability of $3,520, applying a discount rate of 9% and is considered a Level 3 fair value measurement as described in Note 8. The first undiscounted payment of $230 was paid on September 2, 2015. Changes to the estimated fair value of the contingent consideration are recognized in earnings of the Company.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

For the year ended December 31, 2015, the Company recognized imputed interest expense on contingent consideration of $117 and a decrease in the fair value of contingent consideration of $1,231, which are included in general and administration expense in the consolidated statement of operations.

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

The results of Klein’s operations are included in the consolidated statement of operations beginning July 1, 2014. Klein’s revenues and pre-tax net loss for the six-month period ended December 31, 2014 totaled $468 and ($926), respectively. The loss includes acquired intangible asset amortization of $286, imputed interest expense on contingent consideration of $75 and an estimated fair value adjustment to decrease the contingent consideration liability by $675.

On July 9, 2014, the former owners of Klein (the “Klein Parties”) purchased an 11.7% ownership interest in ERS for $1,500.  The Klein Parties have the right to require ERS to repurchase units issued anytime between 18 and approximately 36 months after July 1, 2014 for the amount of $1,500.

In December of 2015, the Klein Parties exercised their right to require ERS to repurchase their units in the amount of $1,500.  In addition, the Company reached a settlement agreement with the Klein Parties and agreed to pay the minimum guaranteed contingent consideration payment of $1,175 and a payment of $1,825 to eliminate all future claims.  All amounts are included in accrued expenses and other liabilities on the consolidated balance sheet and an expense totaling $2,160 is recorded in general and administration in the consolidated statements of operations for the year ended December 31, 2015.

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

Placemark develops UMA programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full-service broker-dealers and RIA firms. Envestnet acquired Placemark for its UMA and overlay capabilities, to strengthen the Company’s position as a leading provider of UMA offerings, and to expand its presence in the full-service broker-dealer and RIA markets.  The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, which relate to an increase in future Envestnet

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

revenues as a result of leveraging Placemark’s systems and expertise of its employees, and lower future operating expenses and technology platform-related costs due to the migration of Placemark’s clients to the Envestnet technology platform.  The goodwill is not deductible for income tax purposes.

The consideration in the acquisition was as follows:

Cash paid to owners	$66,000
Cash acquired	(8,419)
Receivable from working capital settlement	701
$58,282

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$4,608
Total liabilities assumed	(3,118)
Identifiable intangible assets	30,000
Goodwill	27,362
Total net assets acquired	$58,852

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Weighted Average Useful	Amortization
	Amount	Life in Years	Method
Customer list	$24,000	11	Accelerated
Proprietary technology	5,000	5	Straight-line
Trade names	1,000	5	Straight-line
Total	$30,000

The results of Placemark’s operations are included in the consolidated statement of operations beginning October 1, 2014. Placemark’s revenues and pre-tax income for the three-month period ended December 31, 2014 totaled $6,157 and $209, respectively. The loss includes acquired intangible asset amortization of $1,254.

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

As a result of the acquisition of Upside, the Company provided for the future grant of unvested restricted stock unit awards to Upside employees at the end of each year in 2015, 2016 and 2017 upon Upside meeting certain performance conditions and then a subsequent two-year service condition (Note 14).  If 100 percent of the awards are earned for 2015, 2016 and 2017, the maximum number of units that could be granted for 2015, 2016 and 2017 equals 22,064,  44,128 and 66,192 units, respectively. Each unit represents the right to receive one share of common stock of the Company, subject to the terms and conditions of the award. The Company has determined the payments to be categorized as compensation expense.  As of December 31, 2015, no amounts have been recognized as the performance targets were not attained in 2015.

The consideration transferred in the acquisition was as follows:

Cash consideration	$2,040
Purchase consideration liability	615
Cash acquired	(14)
Total	$2,641

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$88
Total liabilities assumed	(404)
Identifiable intangible assets	1,450
Goodwill	1,507
Total net assets acquired	$2,641

The estimated useful life and amortization method of the intangible asset acquired is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Proprietary technology	$1,450	4	Straight-line

The results of Upside’s operations are included in the condensed consolidated statement of operations beginning February 24, 2015, and are not material to the Company’s results of operations.

For the year ended December 31, 2015, acquisition related costs for Upside totaled $230 and are included in general and administration expenses.

Oltis Software LLC

On May 6, 2015, the Company acquired all of the issued and outstanding membership interests of Oltis Software LLC (d/b/a Finance Logix®), an Arizona limited liability company (“Finance Logix”). Finance Logix provides financial planning and wealth management software solutions to banks, broker-dealers and RIAs.

The Company paid upfront consideration of $20,595 in cash, purchase consideration liability of $3,000, 123,410 in shares of Envestnet common stock with a fair value of $6,388 and 123,410 stock options to acquire Envestnet common stock at $52.67 per share with an estimated fair value of $2,542.

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

In connection with the acquisition of Finance Logix, the Company is required to pay the former owner of Finance Logix future payments in a mix of cash, stock and stock options, based on Finance Logix meeting annual net revenue targets of $5,000,  $10,000 and $16,000 for calendar years 2015, 2016 and 2017, respectively, with lower payments for performance below the three yearly targets and a higher payment in 2017 for performance above the target. The Company has determined the first payment related to the 2015 target to be categorized as compensation expense and the payments, if any, related to 2016 and 2017 targets, to be categorized as contingent consideration. The Company did not record compensation expense as of December 31, 2015 and has not recorded a contingent consideration liability as payment is not expected to occur at this time.

Changes to the estimated fair value of the contingent consideration, if any, will be recognized in earnings of the Company.

The estimated consideration transferred in the acquisition was as follows:

Cash consideration	$20,595
Stock and stock option consideration	8,930
Purchase consideration liability	3,000
Cash acquired	(909)
Total	$31,616

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$952
Total liabilities assumed	(2,628)
Identifiable intangible assets	9,800
Goodwill	23,492
Total net assets acquired	$31,616

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$8,300	12	Accelerated
Proprietary technology	1,000	4	Straight-line
Trade names and domains	500	5	Straight-line
Total	$9,800

The results of Finance Logix’s operations are included in the consolidated statement of operations beginning May 6, 2015. Finance Logix’s revenues for the period ended December 31, 2015 totaled $1,892. Finance Logix’s net

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

loss for the period ended December 31, 2015 totaled $999.  The net loss for the period ended December 31, 2015 includes estimated acquired intangible asset amortization of $974.

For the period ended December 31, 2015, acquisition related costs for Finance Logix totaled $465, and are included in general and administration expenses. The Company may incur additional acquisition related costs during the first quarter of 2016.

Castle Rock Innovations, Inc.

On August 30, 2015, the Company acquired all of the outstanding shares of capital stock of Castle Rock Innovations, Inc., a Delaware corporation (“Castle Rock”). Castle Rock provides data aggregation and plan benchmark solutions to retirement plan record-keepers, broker-dealers, and advisors.

The Company acquired Castle Rock with plans to combine the Castle Rock offering into ERS.  Castle Rock’s AXIS Retirement Plan Analytics Platform enables retirement plan fiduciaries to comply with 408(b)(2) and 404a-5 regulatory fee disclosure reporting requirements. The AXIS platform offers a single web-based interface and data repository to service the reporting needs of all types of retirement plans, and can be integrated with all record-keeping systems. AXIS also includes features for editing and generating reports for filings, reporting plan expenses, and comparing retirement plans and participants to those of their peers by industry, company size, and other characteristics. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes.

The preliminary estimated consideration transferred in the acquisition was as follows:

Cash consideration	$6,190
Contingent consideration liability	1,500
Cash acquired	(320)
Total	$7,370

In connection with the acquisition of Castle Rock, the Company is required to pay contingent consideration of 40% of the first annual post-closing period revenues minus $100,  35% of the second annual post-closing period revenue minus $100 and 30% of the third annual post-closing period revenue minus $100. The Company recorded a preliminary estimated liability as of the date of acquisition of $1,500, which represented the estimated fair value of contingent consideration on the date of acquisition and is considered a Level 3 fair value measurement as described in Note 8.

The preliminary estimated fair value of contingent consideration as of December 31, 2015 was $1,500. This amount is the present value of an undiscounted liability of $1,600, applying a discount rate of 2.7%,  3.0%, and 3.3% to the first, second, and third post-closing periods, respectively.  The first, second and third undiscounted payments are anticipated to be $714 on September 30, 2016, $603 on September 30, 2017, and $275 on September 30, 2018. Changes to the estimated fair value of the contingent consideration, if any, will be recognized in earnings of the Company.

The estimated fair values of certain working capital balances, contingent consideration, deferred revenue, deferred income taxes, unrecognized tax benefits, identifiable intangible assets and goodwill are provisional and are based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of contingent consideration, deferred revenue, deferred

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

income taxes and intangible assets, and complete the acquisition accounting as soon as practicable but no later than August 30, 2016.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$255
Total liabilities assumed	(1,254)
Identifiable intangible assets	3,400
Goodwill	4,969
Total net assets acquired	$7,370

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$2,500	12	Accelerated
Proprietary technology	800	5	Straight-line
Trade names and domains	100	4	Straight-line
Total	$3,400

The results of Castle Rock’s operations are included in the consolidated statement of operations beginning September 1, 2015. Castle Rock’s revenues and net income for the period ended December 31, 2015 totaled $1,011 and $109, respectively. The net income includes estimated acquired intangible asset amortization of $178.

For the period ended December 31, 2015, acquisition related costs for Castle Rock totaled $170, and are included in general and administration expenses. The Company may incur additional acquisition related costs during 2016.

On September 1, 2015, ERS accepted the subscription of certain former owners of Castle Rock (the “Castle Rock Parties”) to purchase a 6.5% ownership interest of ERS for $900.  The Castle Rock Parties have the right to require ERS to repurchase units issued pursuant to the subscription in approximately 36 months after September 1, 2015 for the amount of $900.  This purchase obligation is guaranteed by the Company and is reflected outside of permanent equity in the consolidated balance sheet.  Subsequent to the subscription of the Castle Rock Parties, the Company’s ownership interest in ERS is 54.8%

Yodlee, Inc.

On November 19, 2015, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated August 10, 2015, among Yodlee, the Company and Yale Merger Corp. (“Merger Sub”), a wholly owned subsidiary of Envestnet, Merger Sub was merged (the “Merger”) with and into Yodlee with Yodlee continuing as a wholly owned subsidiary of Envestnet.

Yodlee, operating as Envestnet | Yodlee is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services. Yodlee powers digital financial solutions for over 20 million paid subscribers and over 950 financial institutions and financial technology innovators. Founded in 1999, the company has built a network of over 14,500 data sources and been awarded approximately 76 patents.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Under the terms of the Merger Agreement, Yodlee stockholders received $11.51 in cash and 0.1889 of a share of Envestnet common stock per Yodlee share.  Based upon the volume weighted average price per share of Envestnet common stock for the ten consecutive trading days ending on (and including) November 17, 2015, the second trading day immediately prior to completion of the Merger, Yodlee stockholders received total consideration with a value of $17.49 per share.

Net cash consideration totaled approximately $300,723 and the Company issued approximately 5,974,000 shares of Envestnet common stock to Yodlee stockholders in the Merger.  Holders of 577,829 shares of Yodlee common stock have exercised their statutory appraisal rights under Delaware law.  For purposes of preparing the following pro forma financial statements, the Company has assumed that it will pay such stockholders $17.49 in cash for each share of Yodlee common stock held by them.  The ultimate amount actually paid for such shares, which could include interest from the effective date of the Merger through the date of payment at the statutory rate of 5% over the Federal Reserve discount rate, compounded quarterly, could exceed $17.49 per share of Yodlee common stock.

The Company acquired Yodlee to enhance the Company’s wealth management solutions with a deeply integrated data aggregation capability, expand the Company’s addressable market by delivering the Company’s wealth management solutions to Yodlee’s clients and partners, and benefit from the revenue potential resulting from Yodlee’s fast growing data analytics solutions.

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of potential cross selling opportunities and new lines of business, as well as lower future operating expenses.  The goodwill is also related to the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes.

The preliminary estimated consideration transferred in the acquisition was as follows:

Cash consideration	$363,957
Stock consideration	186,522
Purchase consideration liability	10,061
Attribution of the fair market value of replacement awards	4,318
Cash acquired	(63,234)
$501,624

In connection with the Yodlee merger, the Company issued 1,052,000 shares of Envestnet restricted stock awards (“replacement awards”) issued in connection with unvested Yodlee employee equity awards. The Yodlee unvested stock options and unvested restricted stock units were canceled and exchanged for the replacement awards. In accordance with ASC 805, these awards are considered to be replacement awards. Exchanges of share options or other share-based payment awards in conjunction with a business combination are modifications of share-based payment awards in accordance with ASC Topic 718. As a result, a portion of the fair-value-based measure of Envestnet’s replacement awards, are included in measuring the consideration transferred in the business combination. To determine the portion of the replacement award that is part of consideration transferred to acquire Yodlee, we have measured both the replacement awards granted by Envestnet and the historical Yodlee awards as of November 19, 2015 in accordance with ASC 718. The portion of the fair-value-based measure of the replacement award that is part of the consideration transferred in exchange for the acquisition of Yodlee, equals the portion of the Yodlee award that is attributable to pre combination service. Envestnet is attributing a portion of the replacement awards to post combination service as these awards require post combination service. The fair value of the replacement awards was estimated to be $32,836 of which $4,318 was attributable to pre-acquisition services. The remaining fair value of $28,518 will be amortized over a period of 43 months subsequent to the acquisition date.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The estimated fair values of certain working capital balances, property and equipment, deferred revenue, deferred income taxes, unrecognized tax benefits, attribution of the fair market value of replacement awards, identifiable intangible assets and goodwill are provisional and are based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of property and equipment, net, deferred revenue, deferred income taxes and identifiable intangible assets, and complete the acquisition accounting as soon as practicable but no later than September 30, 2016.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$33,815
Total liabilities assumed	(55,240)
Identifiable intangible assets	237,000
Goodwill	286,049
Total net assets acquired	$501,624

A preliminary summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$178,000	12	Accelerated
Backlog	11,000	4	Accelerated
Proprietary technology	35,000	5	Straight-line
Trade names	13,000	6	Straight-line
Total	$237,000

The results of Envestnet | Yodlee’s operations are included in the consolidated statement of operations beginning November 20, 2015. Envestnet | Yodlee’s revenues and net loss for the period ended December 31, 2015 totaled $14,081 and $5,963, respectively. The net loss includes estimated acquired intangible asset amortization of $3,953.

For the period ended December 31, 2015, acquisition related costs for Yodlee totaled $6,624, and are included in general and administration expenses. The Company may incur additional acquisition related costs during 2016.

Acquisition related costs for all acquisitions, totaled  $9,792,  $2,430 and $946 for the years ended December 31, 2015, 2014, and 2013, respectively and are included in general and administration expenses in the consolidated statements of operations.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Unaudited pro forma results for Envestnet, Inc. giving effect to the Placemark, Finance Logix, Castle Rock and Yodlee acquisitions

The following unaudited pro forma financial information presents the combined results of operations of Envestnet, Finance Logix, Castle Rock, and Yodlee for the year ended December 31, 2015 and Envestnet, Placemark, Finance Logix, Castle Rock and Yodlee for the year ended December 31, 2014. The unaudited pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2014.  The results of Upside and Klein are not included in the pro forma financial information presented below as these acquisitions were not material to the Company’s results of operations.

The unaudited pro forma results presented primarily include adjustments for amortization charges for acquired intangible assets and stock-based compensation expense, and the elimination of intercompany transactions, imputed interest expense, and transaction-related expenses and the related tax effect on the aforementioned items.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2014.

	At December 31,
	2015	2014
Revenues	$517,891	$457,972
Net loss	(48,973)	(26,846)
Net loss per share:
Basic	(1.15)	(0.66)
Diluted	(1.15)	(0.66)

4.        Property and Equipment

Property and equipment consists of the following:

			At December 31,
	Estimated Useful Life		2015	2014
Cost:
Computer equipment and software	3	years	$44,470	$18,540
Office furniture and fixtures	7	years	5,785	4,993
Leasehold improvements	Shorter of the lease term or useful life of the asset		15,123	10,805
Other office equipment	5	years	683	144
			66,061	34,482
Less accumulated depreciation and amortization			(37,380)	(17,853)
Property and equipment, net			$28,681	$16,629

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

During 2015, the Company retired fully depreciated property and equipment that were no longer in service in the amount of $5,944. See below for the cost amounts and related accumulated depreciation written off by category:

		Accumulated
	Cost	Depreciation
Computer equipment and software	$5,749	$(5,749)
Office furniture and fixtures	106	(106)
Other office equipment	68	(68)
Leasehold improvements	21	(21)
Total property and equipment retirements	$5,944	$(5,944)

During 2014, the Company retired fully depreciated property and equipment that were no longer in service in the amount of $18,207. See below for the cost amounts and related accumulated depreciation written off by category:

		Accumulated
	Cost	Depreciation
Computer equipment and software	$15,455	$(15,455)
Leasehold improvements	1,435	(1,435)
Office furniture and fixtures	721	(721)
Other office equipment	596	(596)
Total property and equipment retirements	$18,207	$(18,207)

Depreciation and amortization expense was as follows:

	Year Ended December 31,
	2015	2014	2013
Depreciation and amortization expense	$7,668	$5,910	$5,151

5.        Internally Developed Software

Internally developed software consists of the following:

			At December 31,
	Estimated Useful Life		2015	2014
Internally developed software	5	years	$25,109	$19,577
Less accumulated amortization			(15,212)	(12,554)
Internally developed software, net			$9,897	$7,023

Amortization expense was as follows:

	Year Ended December 31,
	2015	2014	2013
Amortization expense	$2,658	$1,920	$1,726

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

6.        Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Envestnet	Envestnet | Yodlee	Total
Balance at December 31, 2013	$74,335	$—	$74,335
Klein acquisition	3,031	—	3,031
Placemark acquisition	27,077	—	27,077
Other	533	—	533
Balance at December 31, 2014	$104,976	$—	$104,976
Upside acquisition	1,507	—	1,507
Finance Logix acquisition	23,492	—	23,492
Castle Rock acquisition	4,969	—	4,969
Yodlee acquisition	—	286,049	286,049
Purchase accounting adjustment - Placemark	280	—	280
Balance at December 31, 2015	$135,224	$286,049	$421,273

Intangible assets consist of the following:

					December 31, 2015			December 31, 2014
					Gross		Net	Gross		Net
					Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	4	-	12	years	$257,410	$(33,668)	$223,742	$68,603	$(21,699)	$46,904
Backlog			4	years	11,000	(703)	10,297	—	—	—
Proprietary technologies	2.5	-	8	years	53,928	(9,833)	44,095	15,678	(5,808)	9,870
Trade names	2	-	6	years	16,690	(2,149)	14,541	3,090	(1,210)	1,880
Total intangible assets					$339,028	$(46,353)	$292,675	$87,371	$(28,717)	$58,654

Amortization expense was as follows:

	Year Ended December 31,
	2015	2014	2013
Amortization expense	$17,636	$10,642	$8,452

Future amortization expense of the intangible assets as of December 31, 2015, is expected to be as follows:

Years ending December 31:
2016	$46,894
2017	42,287
2018	36,204
2019	32,519
2020	28,694
Thereafter	106,077
$292,675

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

7.        Other Non-Current Assets

Other non-current assets consist of the following:

	At December 31,
	2015	2014
Investment in private companies	$2,666	$1,250
Deposits:
Lease	3,198	1,811
Other	515	436
Unamortized debt issuance costs	7,380	4,716
Other	2,943	1,303
	$16,702	$9,516

The Company owns 1,250,000 Preferred A Units in a privately held company at a historical purchase price of $1,250. The Preferred A Units are entitled to a preferred distribution at a cumulative rate of 8% per annum of unreturned capital contributions, as defined in the agreement. The Company uses the cost method of accounting for this investment.

On April 1, 2015, the Company purchased 150,000 Class B units representing 10.34% of the outstanding membership interests of AlphaHedge Capital Partners, LLC, (“AlphaHedge”) a Delaware limited liability company for cash consideration of $1,500 which is included in investments in private companies. The Company’s interest in the net assets of AlphaHedge is reflected in other non-current assets on the condensed consolidated balance sheet and its interest in the earnings of AlphaHedge is reflected in other income on the condensed consolidated statement of operations.

AlphaHedge is a liquid alternatives platform providing access to strategies from a select group of long/short equity managers in a custodian agnostic, separately managed account format. The Company uses the equity method of accounting to record its portion of the AlphaHedge net income or loss on a one quarter lag from AlphaHedge’s actual results of operations.  The Company uses the equity method of accounting because of its less than 50 percent ownership.  The Company’s proportionate share in the loss of AlphaHedge was $84 during the year ended December 31, 2015.

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Financial assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level I:	Inputs based on quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level II:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or inputs that are observable and can be corroborated by observable market data.

Level III::

Inputs reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

Fair Value on a Recurring Basis:

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, based on the three-tier fair value hierarchy.

	As of December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$24,422	$24,422	$—	$—
Liabilities
2019 Convertible Notes (principal amount outstanding of $172,500)(2)	$152,878	$152,878	$—	$—
Term Notes	150,000	150,000	—	—
Contingent consideration	—	—	—	4,043
Foreign currency forward contracts(3)	140	—	140	—
Total liabilities	$303,018	$302,878	$140	$4,043

	As of December 31, 2014
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$70,760	$70,760	$—	$—
Liabilities
2019 Convertible Notes (principal amount outstanding of $172,500)(2)	$180,392	$180,392	$—	$13,867
Contingent consideration	—	—	—	—
Total liabilities	$180,392	$180,392	$0	$13,867

(1)	The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(2)

As of December 31, 2015 and 2014, the carrying value of the 2019 convertible note equaled $150,133 and $145,203, respectively, and represents the aggregate principle amount outstanding less the unaccreted discount.

(3)	Included in prepaid and other current assets in the consolidated balance sheet.

Level I assets and liabilities include money-market funds not insured by the FDIC, and 2019 Convertible Notes.    The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. These money-market funds are considered Level 1 and are included in cash and cash equivalents in the consolidated balance sheets. The fair value of the 2019 Convertible Notes was calculated using observable market data

Level II assets and liabilities consist of unrealized gain or loss on forward currency contracts, which are measured using the difference between the market quotes of trading currencies adjusted for forward points and the executed contract rate.  For further details on the Company’s derivative financial instruments, refer to Note 21.

Level III assets and liabilities consist of the estimated fair value of contingent consideration.

The fair value of the contingent consideration liabilities related to the WMS, Klein and Castle Rock acquisitions were estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level III fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level III measurement not supported by market activity included our assessments of expected future cash flows related to our acquisitions of WMS, Klein, and Castle Rock during the subsequent three years from the date of acquisition, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the agreement.

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

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2014 to December 31, 2015:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2014	$13,867
Settlement of contingent consideration liabilities	(7,219)
Castle Rock acquisition	1,500
Fair market value adjustments	(4,153)
Fair value of other liabilities	(840)
Accretion on contingent consideration	888
Balance at December 31, 2015	$4,043

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the year.

9.        Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	At December 31,
	2015	2014
Accrued investment manager fees	$28,179	$25,195
Accrued compensation and related taxes	29,493	18,344
Accrued professional services	1,201	536
Purchase consideration liabilities	13,676	—
Accrued restructuring charges	513	—
Other accrued expenses	10,349	4,172
	$83,411	$48,247

The Company incurred restructuring charges of $474 (see Note 15), net of deferred rent adjustment, in the year ended December 31, 2014, due to lease termination penalties incurred to terminate the Denver, CO and Raleigh, NC leases.  The Company incurred restructuring charges of $673, net of deferred rent adjustment, in the year ended December 31, 2015, primarily due to estimated lease abandonment loss for the Wellesley, MA lease.

10.       Income Taxes

Income before income tax provision was generated in the following jurisdictions:

	Year Ended December 31,
	2015	2014	2013
Domestic	$7,059	$21,437	$4,074
Foreign	1,929	1,070	1,638
Total	$8,988	$22,507	$5,712

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The components of the income tax provision charged to operations are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$12,731	$11,244	$3,432
State	1,644	1,389	699
Foreign	685	535	468
	15,060	13,168	4,599

Deferred:
Federal	$(9,384)	(3,662)	(2,059)
State	(1,288)	(858)	(492)
Foreign	164	(120)	4
	(10,508)	(4,640)	(2,547)

Total	$4,552	$8,528	$2,052

Net deferred tax assets (liabilities) consist of the following:

	At December 31,
	2015	2014
Deferred revenue	$4,140	$440
Prepaid expenses and accruals	544	95
Deferred rent and lease incentives	3,521	3,412
Net operating loss and tax credit carryforwards	101,762	22,963
Property and equipment and intangible assets	(104,017)	(20,033)
Stock-based compensation expense	10,716	8,175
Convertible notes	(8,284)	(10,255)
Other	(2,201)	422
Total deferred tax assets	6,181	5,219
Less valuation allowance	(3,493)	—
Net deferred tax assets	$2,688	$5,219

The valuation allowance for net deferred tax assets as of December 31, 2015 and 2014 was $3,493 and $0, respectively. The valuation allowance as of December 31, 2015 was related to state/federal net operating losses and foreign tax credits.   In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Upon exercise of stock options, the Company recognizes any difference between GAAP compensation expense and compensation expense for income tax purposes as a tax windfall or shortfall. The difference is charged to equity in the case of a windfall. When the exercise results in a windfall and the windfall results in a net operating loss (“NOL”), or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces income taxes payable.  For GAAP purposes, the Company has recognized all previously suspended windfall tax benefits because they were utilized on the Company’s 2012 and 2013 tax return to reduce taxes payable. The Company’s current windfall tax benefit is partially being recognized due to certain state NOLs being carried forward. The benefits for the recognized windfall tax benefit were recorded in stockholders’ equity, and as such, do not impact the Company’s effective tax rate.

The expected tax provision calculated at the statutory federal rate differs from the actual provision as follows:

	Year Ended December 31,
	2015	2014	2013
Tax provision, at U.S. federal statutory tax rate	$3,056	$7,878	$1,942

State income tax, net of federal tax benefit	247	648	149
Effect of permanent items	1,899	552	581
Effects of return to provision adjustment	118	(127)	(733)
Change in valuation allowance	841	(2,085)	—
Capital loss write-off due to carryforward period expiration	—	2,085	—
Effect of change in federal and state income tax rate	283	(54)	—
Uncertain tax positions	(859)	138	1,016
Foreign income taxes	—	—	(328)
Effect of repatriation of foreign earnings	—	—	582
Research and development credits	(1,914)	(1,564)	(1,246)
Federal and state NOL adjustments net of valuation allowance impact	—	745	—
Other	881	312	89
Income tax provision	$4,552	$8,528	$2,052

As of December 31, 2015 we had NOL carryforwards for state income tax purposes of $149,893, available to reduce future income subject to income taxes.  At December 31, 2015, the Company had NOL carryforwards (before any uncertain tax position reserves) for federal income tax purposes of $272,804 which are available to offset future federal taxable income, if any, and expire through 2035.  The state NOL carryforwards expire through 2035.

In addition, the Company has alternative minimum tax credit carryforwards of approximately $943 for federal and $22 for California, which are available to reduce future federal regular income taxes, if any, over an indefinite period.  The Company also has research and development credit carryforwards of approximately $6,567 for federal and $5,914 for California. The Company also has foreign tax credits of $1,915.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits balance at beginning of year	$2,092	$2,058	$1,097
Additions based on tax positions related to the current year	576	365	181
Additions based on tax positions related to prior years	—	142	1,045
Additions based on tax positions for acquired entities	12,780	—	—
Reductions for settlements with taxing authorities	(1,120)	(261)	(56)
Reductions for lapses of statute of limitations	(199)	(212)	(209)
Unrecognized tax benefits balance at end of year	$14,129	$2,092	$2,058

At December 31, 2015, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $13,701. The Company estimates it is reasonably possible that there will be not be a material change to the liability for unrecognized tax benefits in the next twelve months.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2015, 2014 and 2013, income tax expense includes ($158),  ($41) and $33, respectively, of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $3,448 and $594 as of December 31, 2015 and 2014, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company’s tax returns for the calendar years ended December 31, 2014, 2013, and 2012 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended December 31, 2010 through 2014 remain open to examination by various state revenue services.

The Company’s Indian subsidiary is currently under examination by the India Tax Authority for the fiscal years ended March 31, 2005 and forward. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheet.

11.       Debt

The Company’s outstanding debt obligations as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(22,367)	(27,297)
	$150,133	$145,203

Term Notes	$150,000	$—

Credit Agreement

On June 19, 2014, Envestnet and certain of its subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent, pursuant to which the Banks agreed to provide an unsecured revolving credit facility of $70,000 with a sublimit for the

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

issuance of letters of credit of $5,000. Subject to certain conditions, Envestnet had the right to increase the facility by up to $25,000. The Original Credit Agreement was scheduled to terminate on June 19, 2017, at which time any aggregate principal amount of borrowings outstanding would become payable in full. Any borrowings made under the Original Credit Agreement accrued interest at rates between 1.25 percent and 1.75 percent above LIBOR based on the Company’s total leverage ratio. There was also a commitment fee equal to 0.25 percent per annum on the daily unused portion of the facility.

On December 8, 2014, Envestnet and certain of its subsidiaries entered into a first amendment to the Original Credit agreement (collectively with the Original Credit Agreement, the “Credit Agreement”) dated June 19, 2014.  Pursuant to the Credit Agreement, the amount of the unsecured revolving credit facility was increased from $70,000 to $100,000 with a sublimit for the issuance of letters of credit of $5,000. Any borrowings made under the Credit Agreement accrued interest at rates between 1.50 percent and 3.25 percent above LIBOR based on the Company’s total leverage ratio. There is also a commitment fee equal to 0.25 percent per annum on the daily unused portion of the facility.  Subject to certain conditions, Envestnet has the right to increase the facility by up to $25,000. The Credit Agreement First Amendment is scheduled to mature on December 8, 2017.

On November 19, 2015, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent (the “Administrative Agent”).  The Amended and Restated Credit Agreement amends and restates the Credit Agreement, dated as of June 19, 2014, as amended, among the Company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent. Pursuant to the Amended and Restated Credit Agreement, the Banks agreed to provide (i) term loans (“Term Notes”) to be borrowed as of the closing of the Merger in the aggregate principal amount of $160,000, which were used to fund a portion of the cash consideration paid by the Company in connection with the acquisition of Yodlee, and (ii) revolving credit commitments in the aggregate amount of up to $100,000, which includes a $5,000 subfacility for the issuance of letters of credit.

Obligations under the Amended and Restated Credit Agreement are guaranteed by substantially all of Envestnet’s U.S. subsidiaries, including Envestnet | Yodlee. In accordance with the terms of the Security Agreement, dated November 19, 2015 (the “Security Agreement”), among the Company, the Debtors party thereto, the Banks and the Administrative Agent, obligations under the Amended and Restated Credit Agreement are secured by substantially all of the Company’s domestic assets and the Company’s pledge of 66% of the voting equity and 100% of the non-voting equity of certain of its first-tier foreign subsidiaries, including Envestnet | Yodlee and its relevant subsidiaries.  In addition to funding a portion of the cash consideration paid by the Company in connection with the acquisition of Yodlee, proceeds under the Amended and Restated Credit Agreement may be used to finance capital expenditures, working capital, permitted acquisitions and for general corporate purposes.

Envestnet will pay interest on borrowings made under the Amended and Restated Credit Agreement at rates between 1.50 percent and 3.25 percent above LIBOR based on the Company’s total leverage ratio.  Borrowings under the Amended and Restated Credit Agreement are scheduled to mature on November 19, 2018.  The Term Notes are payable in quarterly installments of $2,000 per installment, commencing in March 2016, with the final payment of all remaining term loan principal due and payable on the scheduled maturity date.

The Amended and Restated Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants and events of default. The covenants include certain financial covenants requiring Envestnet to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum adjusted EBITDA, and provisions that limit the ability of Envestnet and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

activities.  As of December 31, 2015, there was $150,000 of Term Notes and no revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The Company was in compliance with all covenants of the Credit Agreement as of December 31, 2015.

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

The Convertible Notes are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.9022 shares per $1,000 principal amount of the Convertible Notes, which represents a conversion price of $62.88 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding July 1, 2019, only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per $1,000 principal amount of the Convertible Notes for each such trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the then-current conversion rate; or (c) upon the occurrence of specified corporate events as defined in the indenture.

Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes. During 2015 and 2014, the Company recognized $4,932 and $203, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

original issue discount.  The effective interest rate on the liability component of the Convertible Notes for the year ended December 31, 2015 was 6%.

In connection with the issuance of the Convertible Notes, the Company incurred $4,651 of issuance costs in 2014, which are recorded in other non-current assets (see Note 7). These costs are being amortized and are recorded as additional interest expense over the life of the Notes.

Interest expense on the Convertible Notes and the Credit and Amended and Restated Credit agreements was comprised of the following:

	December 31,
	2015	2014
Coupon interest	$3,019	$126
Amortization of issuance costs	1,462	79
Accretion of debt discount	4,932	242
Undrawn and other fees	858	179
	$10,271	$626

See Note 14 for further discussion of the effect of conversion on net income per common share.

12.        Stockholders’ Equity

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

On May 6, 2015, in connection with the acquisition of Finance Logix, the Company issued 123,410 in shares of Envestnet common stock with a fair value of $6,388 and 123,410 stock options to acquire Envestnet common stock at $52.67 per share with an estimated fair value of $2,542.

On November 19, 2015 in connection with the merger of Yodlee, Envestnet issued approximately 5,974,000 shares of Envestnet common stock with a fair value of $186,522 to Yodlee stockholders in the Merger.

13.        Stock-Based Compensation

On December 31, 2004, the Company adopted a stock incentive plan (the “2004 Plan”). The 2004 Plan provided for the grant of options to employees, consultants, and non-employee directors to purchase common stock, which vest over time and have a ten -year contractual term. To satisfy options granted under the 2004 Plan, the Company made common stock available from authorized but unissued shares or shares held in treasury, if any, by the Company. Stock options granted under the 2004 Plan were non-stock options, as defined in the 2004 Plan agreement. Stock options were granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant.

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

The 2012 Plan provides for the grant of up to 559,551 shares of unvested common stock (“Target Incentive Awards”). The Target Incentive Awards vest based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition. The Company measured the cost of these awards based on the estimated fair value of the award as of the market closing price on the day before the acquisition closed. The Company is recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company estimates the expected vesting amount and recognizes compensation expense only for those awards expected to vest. This estimate is reassessed by management each reporting period and may change based upon new facts and circumstances. Changes in the assumptions impact the total amount of expense and are recognized over the vesting period. As of December 31, 2015, all 559,551 shares of unvested restricted stock have been performance vested and are subject to the subsequent two-year service condition.

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

As of December 31, 2015, the maximum number of options and restricted stock available for future issuance under the Company’s plans is 1,219,887.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Employee stock-based compensation expense was as follows:

	Year Ended December 31,
	2015	2014	2013
Employee stock-based compensation expense	$15,161	$11,423	$8,738
Tax effect on employee stock-based compensation expense	(7,678)	(4,434)	(3,196)
Net effect on income	$7,483	$6,989	$5,542

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Grant date fair value of options	$19.06	$16.81	$6.11
Volatility	37.8%	37.3%	40.4%
Risk-free interest rate	1.8%	1.9%	1.0%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.0	6.0	6.0

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2012	5,277,412	$8.86	6.3	$26,885
Granted	190,413	15.34
Exercised	(721,050)	8.86
Forfeited	(109,304)	12.33
Outstanding as of December 31, 2013	4,637,471	9.04	5.4	31,877
Granted	214,253	42.92
Exercised	(573,298)	9.05
Forfeited	(13,089)	18.12
Outstanding as of December 31, 2014	4,265,337	10.73	4.7	163,830
Granted	358,087	19.06
Exercised	(1,047,911)	48.38
Forfeited	(41,722)	7.90
Outstanding as of December 31, 2015	3,533,791	41.10	4.7	61,199
Options exercisable	3,126,162	15.03	4.1	60,364

The aggregate intrinsic values in the table below represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2015, 2014 and 2013 of $29.85,  $49.14 and $40.30, respectively, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date.  Exercise prices of stock options outstanding as of December 31, 2015 range from $0.11 to $55.29.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Other information is as follows:

	Year Ended December 31,
	2015	2014	2013
Total intrinsic value of options exercised	$37,879	$20,867	$13,745
Cash received from exercises of stock options	8,279	5,190	6,400
Cash received from issuance of restricted stock	2	1	1

At December 31, 2015, there was $4,729 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.2 years.

Restricted Stock Units

Periodically, the Company grants restricted stock unit awards under the 2010 Plan to employees that vest one-third on each of the first three anniversaries of the grant date. The Company also granted restricted stock unit awards under the 2012 Plan that vest upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition (as described above).

The following is a summary of the activity for unvested restricted stock unit awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2012	758,990	$12.49
Granted	386,245	19.54
Vested	(74,298)	—
Forfeited	(169,386)	12.69
Outstanding as of December 31, 2013	901,551	16.50
Granted	360,834	41.99
Vested	(143,264)	—
Forfeited	(20,447)	28.39
Outstanding as of December 31, 2014	1,098,674	33.72
Granted	1,508,796	34.55
Vested	(434,292)	29.26
Forfeited	(19,967)	38.58
Outstanding as of December 31, 2015	2,153,211	35.63

At December 31, 2015, there was $49,550 of unrecognized compensation expense related to unvested restricted stock unit awards, which the Company expects to recognize over a weighted-average period of 2.5 years.

At December 31, 2015, there was an additional $707 of unrecognized stock compensation expense related to unvested restricted stock unit awards granted under the 2012 Plan that vests based upon Envestnet Tamarac meeting the subsequent two-year service condition, which the Company expects to recognize, if earned, over the remaining estimated vesting period of 0.3 to 1.3 years.

In connection with the Yodlee merger, on November 19, 2015, the Company issued 1,052,000 shares of Envestnet restricted stock unit awards (“replacement awards”) issued in connection with unvested Yodlee employee equity awards. The Yodlee unvested stock options and unvested restricted stock units were canceled and exchanged for

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

the replacement awards. In accordance with ASC 805, these awards are considered to be replacement awards. Exchanges of share options or other share-based payment awards in conjunction with a business combination are modifications of share-based payment awards in accordance with ASC Topic 718. As a result, a portion of the fair-value-based measure of the replacement awards, are included in measuring the consideration transferred in the Yodlee business combination. To determine the portion of the replacement award that is part of consideration transferred to acquire Yodlee, we have measured both the replacement awards granted by Envestnet and the historical Yodlee awards as of November 19, 2015 in accordance with ASC 718. The portion of the fair-value-based measure of the replacement award that is part of the consideration transferred in exchange for the acquisition of Yodlee, equals the portion of the Yodlee award that is attributable to pre-combination service. Envestnet is attributing a portion of the replacement awards to post combination service as these awards require post combination service. The fair value of the rollover consideration was estimated to be $32,836 of which $4,318 was attributable to pre-acquisition services. The remaining fair value of $28,518 will be amortized over a period of 43 months subsequent to the acquisition date.

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

The Company accounts for the effect of the Convertible Notes on diluted net income per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes have no effect on diluted net loss per share until the Company’s stock price exceeds the conversion price of $62.88 per share, or if the trading price of the Convertible Notes meet certain criteria as described in Note 11.  In the period of conversion, the Convertible Notes will have no impact on diluted net income if the Convertible Notes are settled in cash and will have an impact on dilutive net income per share if the Convertible Notes are settled in shares upon conversion.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2015	2014	2013
Basic income per share calculation:
Net income attributable to Envestnet, Inc.	$4,436	$14,174	$3,660

Basic number of weighted-average shares outstanding	36,500,843	34,559,558	33,191,088
Basic net income per share	$0.12	$0.41	$0.11

Diluted income per share calculation:
Net income attributable to Envestnet, Inc.	$4,436	$14,174	$3,660

Basic number of weighted-average shares outstanding	36,500,843	34,559,558	33,191,088
Effect of dilutive shares:
Options to purchase common stock	1,700,248	2,165,808	1,979,474
Common warrants	—	—	378,282
Unvested restricted stock units	185,782	152,233	117,731
Diluted number of weighted-average shares outstanding	38,386,873	36,877,599	35,666,575
Diluted net income per share	$0.12	$0.38	$0.10

Common share equivalents for securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share are as follows:

	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock	297,343	—	—
Unvested restricted stock units	210,233	90,792	432,272
Ungranted unvested restricted stock units related to Upside	132,384	—	—
Convertible debt	2,743,321	2,743,321	—
Total	3,383,281	2,834,113	432,272

15.        Commitments and Contingencies

Leases

The Company rents office space under leases that expire at various dates through 2028.  In 2013, the Company exercised its right to early terminate the Denver and Raleigh office leases in accordance with the provisions of the leases. The total termination fees were $1,142, of which approximately $551 was paid during 2013. The remainder of the fee was paid in 2014.  During the year ended December 31, 2013, the Company recorded $474 (see Note 9) of restructuring charges, net of deferred rent adjustment, in the consolidated statement of operations related to these lease termination fees. During the year ended December 31, 2015, the Company incurred restructuring charges of $673, net of deferred rent adjustment due to estimated lease abandonment loss for the Wellesley lease.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Future annual minimum lease commitments under operating leases were as follows:

Years ending December 31:
2016	$11,494
2017	10,399
2018	9,798
2019	9,376
2020	8,975
Thereafter	26,047
Total	$76,089

Rent expense for all operating leases totaled:

	Year Ended December 31,
	2015	2014	2013
Rent expense	$8,893	$7,488	$5,103

The Company acquired certain software licenses and server and network equipment classified as capital leases. The original term of the capital leases unpaid as of December 31, 2015 ranges from three to four years. The portion of the future payments designated as principal repayment was classified as a capital lease obligation on the consolidated balance sheets. Future payments under the capital leases, as of December 31, 2015, are as follows:

Years ending December 31:
2016	$845
2017	398
Total	$1,243

Interest expense recognized in years ended December 31, 2015 and 2014, is immaterial in relation to these capital lease arrangements.

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

The Company enters into unconditional purchase obligations arrangements for certain of its services that it receives in the normal course of business. As of December 31, 2015, the Company estimated future minimum unconditional purchase obligations are $11,189.

Litigation

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of December 31, 2015.  Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

16.       Major Customers

One customer accounted for the following percentage of the Company’s revenues:

	December 31,
	2015	2014	2013
Fidelity	18%	19%	20%

17.       Benefit Plan

The Company sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year Ended December 31,
	2015	2014	2013
Voluntary employer matching contributions	$1,521	$1,176	$891

18.       Net Capital Requirements

Portfolio Brokerage Services, Inc. (“PBS”) is a broker-dealer subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital (“net capital ratio”), both as defined, shall not exceed 15 to 1. SEC Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2015, the Company had net capital of $1,176, which was $1,076 in excess of its required net capital of $100. At December 31, 2015, the Company’s net capital ratio was .08 to 1.

Additionally, PBS is subject to net capital requirements of certain self-regulatory organizations and at December 31, 2015, PBS was in compliance with such requirements.

19.        Segment Information

Business segments are generally organized around our business services. Our business segments are:

Envestnet is a leading provider of unified wealth management software and services empowering financial advisors and institutions.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Envestnet | Yodlee is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes.  Nonsegment expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges,, and other non-recurring and/or non-operationally related expenses.  There are no inter-segment revenues for the year ended December 31, 2015. The accounting policies of the reportable business segments are the same as those described in Note 2.

The following table presents revenue by segment:

	Year Ended December 31,
	2015	2014	2013
Revenue:
Envestnet	$406,838	$348,748	$242,535
Envestnet | Yodlee	14,081	—	—
Consolidated revenue	$420,919	$348,748	$242,535

Fidelity revenue as a percentage of Envestnet revenue:	18%	19%	20%

No single customer amounts for Envestnet | Yodlee exceeded 10% of the segment total.

The following table presents a reconciliation from income from operations by segment to consolidated net income attributable to Envestnet, Inc.:

	Year Ended December 31,
	2015	2014	2013
Envestnet	$43,278	$32,854	$18,312
Envestnet | Yodlee	(2,984)	—	—
Total segment income from operations	40,294	32,854	18,312
Nonsegment operating expenses	(21,302)	(11,602)	(12,800)
Interest income (expense), net	(9,933)	(487)	18
Other income (expense), net	(71)	1,742	182
Consolidated income before income taxes	8,988	22,507	5,712
Income tax provision	4,552	8,528	2,052
Consolidated net income	4,436	13,979	3,660
Add: Net loss attributable to non-controlling interest	—	195	—
Consolidated net income attributable to Envestnet, Inc.	$4,436	$14,174	$3,660

Segment assets consist of cash, accounts receivable, prepaid expenses and other current assets, property, plant and equipment goodwill, and other intangibles, net, deferred tax assets and other non-current assets.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	December 31,
	2015	2014	2013
Segment assets:
Envestnet	$332,608	$439,358	$221,242
Envestnet | Yodlee	552,957	—	—
Consolidated total assets	$885,565	$439,358	$221,242

	Year Ended December 31,
	2015	2014	2013
Segment depreciation and amortization:
Envestnet	$23,369	$18,651	$15,329
Envestnet | Yodlee	4,593	—	—
Consolidated depreciation and amortization	$27,962	$18,651	$15,329

	Year Ended December 31,
	2015	2014	2013
Segment capital expenditures:
Envestnet	$13,682	$9,559	$9,268
Envestnet | Yodlee	1,034	—	—
Consolidated capital expenditures	$14,716	$9,559	$9,268

20.Geographical Information

20.        Geographical Information

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2015	2014	2013
United States	$388,098	$318,342	$229,935
International (1)	32,821	30,406	12,600
Total	420,919	348,748	242,535

(1)	No foreign country accounted for more than 10% of total revenue.

The following table sets forth property, plant, and equipment, net by geographic area:

	December 31,
	2015	2014	2013
United States	$24,423	$15,414	$11,163
India	3,687	1,215	1,603
Other	571	—	—
Total	$28,681	$16,629	$12,766

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

21.        Derivative Financial Instruments

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables:

	December 31, 2015
	Notional	Fair
	Amount	Value
Derivative instruments included in accrued liabilities:
Derivatives designated as hedging instruments	$9,702	$(114)
Derivatives not designated as hedging instruments	2,168	(26)
Total	$11,870	$(140)

As of December 31, 2015, the Company estimated that the entire net unrealized gain of $196 included in AOCI will be reclassified into earnings within the next 12 months.

22.        Subsequent Events

FinaConnect, Inc.

On February 1, 2016, Envestnet acquired all of the outstanding shares of capital stock of FinaConnect, Inc. (“FinaConnect”).  FinaConnect provides reporting and practice management capabilities to financial professional servicing the retirement plan market and is the technology platform supporting the ERS service offering.

In connection with the acquisition of FinaConnect, the Company paid upfront cash consideration of $6,425 and Company is required to pay contingent consideration of four times the incremental revenue on a certain book of business for the next two years, not to exceed a total amount of $3,500.  The pro forma results of the operations of FinaConnect are not material to Envestnet.

Share Repurchase Authorization

The Board of Directors of the Company has authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of the Company's common stock. The timing and volume of share repurchases will be determined by the Company's management based on the Company's ongoing assessments of the capital needs of the business, the market price of the Company's common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the company to purchase the Company's common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

23.       Quarterly Financial Data (Unaudited)

Quarterly results for the years ended December 31, 2015 and 2014 were as follows:

	2015
	First	Second	Third	Fourth
Total revenues	$96,454	$102,663	$103,367	$118,435
Income (loss) from operations	6,682	6,466	8,328	(2,484)
Net income (loss) attributable to Envestnet, Inc.	2,511	2,536	3,302	(3,913)
Net income (loss) per share
Basic*	0.07	0.07	0.09	(0.10)
Diluted	0.07	0.07	0.09	(0.10)

	2014
	First	Second	Third	Fourth
Total revenues	$78,539	$84,829	$88,577	$96,803
Income from operations	4,071	4,166	5,952	7,063
Net income attributable to Envestnet, Inc.	2,994	3,719	3,768	3,693
Net income per share
Basic*	0.09	0.11	0.11	0.11
Diluted*	0.08	0.10	0.10	0.10

*	Numbers may not sum to full year totals due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

a.  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

b.  Management’s Report on Internal Control Over Financial Reporting

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (the 2013 Framework). Originally issued in 1992 (the 1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the 2013 Framework criteria for effective internal control over financial reporting. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Internal control over financial reporting is defined in Rule 13a‑15(f) and 15d‑15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has excluded Upside Holdings, Inc., Oltis Software LLC, Castle Rock Innovations, Inc. and Yodlee, Inc., collectively (the “Acquired Entities”), from its assessment of internal control over financial reporting as of December 31, 2015, because these Acquired Entities were acquired by the Company in multiple business combinations during 2015. The Acquired Entities have total assets representing $633,838,000 and have total revenues representing $16,987,000 of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2015.

KPMG LLP, our independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report included in “Item 9A. – Controls and Procedures.”

c.  Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2015, the Company finalized its remediation plan related to material weakness that was identified in 2014, specifically we did not have adequately designed or documented controls to prevent or detect a material misstatement over the portion of revenues and cost of revenues of a business that was acquired in 2013, Wealth Management Solutions, that was not migrated to the Envestnet core technology platform in 2014. We also did not have adequately designed or documented controls related to the financial statement review process, including the review of manual journal entries.

These remediation measures which were finalized and implemented in the three months ended December 31, 2015 consisted of the following measures:

•

We have completed the identification and testing of all relevant internal controls related to the legacy WMS platform and concluded that they were effective. As of December 31, 2015, only one former WMS client remains on the legacy platform, with final conversion expected in the first half of 2016;    We have implemented certain technology enhancements, including an online automated accounting reconciliation tool that has enhanced our account reconciliation process;

•	We have completed our testing of all relevant internal controls related to the financial statement review process, including the testing of internal controls over manual journal entries.

During 2014, Envestnet acquired an entity that was included in management’s 2015 testing for Sarbanes-0xley 404, as required by the PCAOB.  As a result of the testing of this acquisition, new controls were documented and tested  in management’s control framework.

Other than as discussed above, there was no change to the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2015 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Envestnet, Inc.:

We have audited Envestnet Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Envestnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Envestnet, Inc. acquired Upside Holdings, Inc., Oltis Software LLC, Castle Rock Innovations, Inc. and Yodlee, Inc., collectively Acquired Entities, during 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, the Acquired Entities’ internal control over financial reporting associated with total assets of $633,838,000 and total revenues of $16,987,000, included in the consolidated financial statements of Envestnet, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Envestnet, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP Chicago, Illinois February 29, 2016

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees—Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held May 11, 2016, and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees—Director Compensation,” “Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Compensation Discussion and Analysis,” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2016, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this annual report on Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Envestnet, Inc. Stock,” and in our Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2016, and is incorporated herein by reference. For a description of securities authorized under our equity compensation plans, see Note 12 to the notes to the consolidated financial statements in Part II, Item 8.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees—Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held May 11, 2016, is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this annual report on Form 10‑K.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders—Audit Committee’s Policy on Pre‑Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders—Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2016, and is incorporated herein by reference.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

		Page Number in Form 10‑K
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	77
	Consolidated Balance Sheets as of December 31, 2015 and 2014	78
	Consolidated Statements of Operations for each of the years ended December 31, 2015, 2014, and 2013	79
	Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2015, 2014 and 2013	81
	Consolidated Statements of Cash Flows for each of the years ended December 31, 2015, 2014 and 2013	82
	Notes to Consolidated Financial Statements	84
(a)(2)	Evaluation and Qualifying Accounts
	Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the related footnotes.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Envestnet, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).

3.2

Amended and Restated Bylaws of Envestnet, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).

4.1

Registration Rights Agreement dated as of March 22, 2004 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).

4.2

First Amendment to Registration Rights Agreement dated as of August 30, 2004 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).

4.3

Second Amendment to Registration Rights Agreement effective as of March 24, 2005 (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).

4.4

Joinder Agreements to Registration Rights Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on March 26, 2010 and incorporated by reference herein).

4.5

Indenture, dated as of December 15, 2014, by and between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8‑K filed with the SEC on December 15, 2014 and incorporated by reference herein).

4.6

First Supplemental Indenture, dated as of December 15, 2014, by and between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Form 8‑K filed with the SEC on December 15, 2014 and incorporated by reference herein).

10.1

Technology and Services Agreement dated as of March 31, 2008, between Registrant and FMR LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).

10.2

First Amendment to Technology and Services Agreement dated June 26, 2008 (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).

10.3

Second Amendment to Technology and Services Agreement dated May 5, 2009 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).

10.4

Third Amendment to Technology and Services Agreement dated November 16, 2009 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).

10.5

Services Agreement dated December 28, 2005 between Registrant and Fidelity Brokerage Services LLC (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).

10.6

Services Agreement effective March 24, 2005 between Registrant and National Financial Services LLC (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).

10.7

Services Agreement Amendment dated effective March 2008 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).

10.10

2010 Long‑Term Incentive Plan (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).*

Exhibit No.	Description
10.11

2004 Stock Incentive Plan (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).*

10.12	Form of Equity Award, filed as Exhibit 10.12 to the Company’s 2010 Form 10‑K, (filed with the SEC on March 18, 2011 and incorporated by reference herein).*
10.13

Fourth Amendment to Technology Services Agreement, dated as of December 31, 2011, between Envestnet, Inc. and FMR LLC (filed as Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on January 6, 2012 and incorporated by reference herein).

10.14

Amendment to Services Agreement effective December 31, 2011, between Envestnet Asset Management, Inc. and Fidelity (filed as Exhibit 10.2 to the Company’s Form 8‑K filed with the SEC on January 6, 2012 and incorporated by reference herein).

10.15

Third Amendment to Services Agreement effective December 31, 2011, between Envestnet Asset Management, Inc. and National Financial Services LLC. (filed as Exhibit 10.3 to the Company’s Form 8‑K filed with the SEC on January 6, 2012 and incorporated by reference herein).

10.16

Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S‑8 (filed with the SEC on May 1, 2012 and incorporated by reference herein).*

10.17

First Amendment to Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (filed as Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on April 17, 2013 and incorporated by reference herein).*

10.18

Second Amendment to Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (filed as Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on May 13, 2013 and incorporated by reference herein).*

10.19	Envestnet, Inc. Executive Deferred Compensation Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 10, 2015 and incorporated by reference herein).*
10.20	Envestnet, Inc. Director Deferred Compensation Plan (filed as Exhibit 10.2 to the Company’s Form 8-K/A filed with the SEC on February 11, 2015 and incorporated by reference herein).*
10.21

2010 Long-Term Incentive Plan, as amended (filed as Exhibit A to the Company’s 2015 Annual Meeting Proxy Statement (File No. 1-34835), filed with the SEC on April 13, 2015 and incorporated by reference herein).*

10.22

Membership Interest Purchase Agreement by and among Oleg Tishkevich, Envestnet, Inc. and, solely for purposes of Article 9, OLTIS SOFTWARE LLC (d/b/a Finance Logix), dated as of May 6, 2015. (filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 8, 2015 and incorporated by reference herein).

10.23

Agreement And Plan Of Merger By And Among Envestnet, Inc., Yale Merger Corp. And  Yodlee, Inc., dated as of August 10, 2015 (filed as Form S4 for Company filed with the SEC on September 10, 2015 and incorporated by reference herein).

10.24

Amended and Restated Credit Agreement, dated as of  November 19, 2015 among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 19, 2015 and incorporated by reference herein).

10.25

Security Agreement, dated as of November 19, 2015, among Envestnet, Inc., the Debtors from time to time party thereto and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on November 19, 2015 and incorporated by reference herein).

10.26	Envestnet, Inc. 2015 Acquisition Equity Award Plan (filed as Exhibit 4.3 to the Company’s Form S-8 filed with the SEC on November 19, 2015 and incorporated by reference herein).*
12.1	Computation of Ratio of Earnings to Fixed Charges filed herewith.
21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document***
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Taxonomy Extension Schema Document***

XBRL Taxonomy Extension Calculation Linkbase Document***

XBRL Taxonomy Extension Label Linkbase Document***

XBRL Taxonomy Extension Presentation Linkbase Document***

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

***

Attached as Exhibit 101 to this Annual Report on Form 10‑K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (v) notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: February 29, 2016	/s/ Judson Bergman Judson Bergman
Chairman and Chief Executive Officer (Principal
Executive Officer)

Date: February 29, 2016	/s/ Peter H. D’Arrigo Peter H. D’Arrigo
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 29, 2016.

Name	Position

/s/ Judson Bergman Judson Bergman	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ Anil arora Anil Arora	Vice Chairman, Director
/s/ Peter H. D’Arrigo Peter H. D’Arrigo	Chief Financial Officer (Principal Financial Officer)

/s/ Matthew J. Majoros Matthew J. Majoros	Senior Vice President, Financial Reporting (Principal Accounting Officer)

/s/ Ross Chapin Ross Chapin	Director

/s/ Cynthia Egan Cynthia Egan	Director

/s/ James Fox James Fox	Director

/s/ James Johnson James Johnson	Director

/s/ Charles Roame Charles Roame	Director

/s/ Yves Sisteron Yves Sisteron	Director

/s/ Greg Smith Greg Smith	Director