Form 10-Q
period 2016-03-31
ENVESTNET, INC.
filed 2016-05-06
CIK 1337619

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, 42,693,455 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$36,550	$51,718
Fees and other receivables, net	35,455	46,756
Prepaid expenses and other current assets	22,880	13,239
Total current assets	94,885	111,713

Property and equipment, net	27,122	28,681
Internally developed software, net	10,490	9,897
Intangible assets, net	286,174	292,675
Goodwill	426,695	421,273
Deferred tax assets, net	—	2,688
Other non-current assets	10,878	9,322
Total assets	$856,244	$876,249

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$61,360	$83,411
Accounts payable	10,441	10,420
Current portion of debt	8,064	6,064
Contingent consideration	5,190	2,537
Deferred revenue	17,576	15,089
Total current liabilities	102,631	117,521

Convertible notes	147,939	146,418
Term notes	136,819	138,335
Contingent consideration	894	1,506
Deferred revenue	14,628	14,378
Deferred rent and lease incentive	10,805	10,976
Deferred tax liabilities, net	911	—
Other non-current liabilities	6,706	6,288
Total liabilities	421,333	435,422

Commitments and contingencies

Redeemable units in ERS	900	900
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized
Common stock, par value $0.005, 500,000,000 shares authorized; 54,904,938 and 53,925,415 shares issued as of March 31, 2016 and December 31, 2015, respectively; 42,663,127 and 41,979,126 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	275	270
Additional paid-in capital	486,707	474,726
Accumulated deficit	(26,000)	(15,007)
Treasury stock at cost, 12,241,811 and 11,946,289 shares as of March 31, 2016 and December 31, 2015, respectively	(27,725)	(20,654)
Accumulated other comprehensive income	356	194
Total stockholders’ equity	433,613	439,529
Non-controlling interest	398	398
Total equity	434,011	439,927
Total liabilities and equity	$856,244	$876,249

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Assets under management or administration	$82,871	$81,077
Subscription and licensing	43,620	14,082
Professional services and other	5,330	1,295
Total revenues	131,821	96,454

Operating expenses:
Cost of revenues	40,158	38,695
Compensation and benefits	62,616	31,535
General and administration	25,727	14,209
Depreciation and amortization	16,080	5,333
Total operating expenses	144,581	89,772

Income (loss) from operations	(12,760)	6,682
Other expense, net	(3,949)	(2,203)
Income (loss) before income tax provision	(16,709)	4,479

Income tax provision (benefit)	(5,716)	1,968

Net income (loss)	(10,993)	2,511
Add: Net income (loss) attributable to non-controlling interest	—	—
Net income (loss) attributable to Envestnet, Inc.	$(10,993)	$2,511

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.26)	$0.07

Diluted	$(0.26)	$0.07

Weighted average common shares outstanding:
Basic	42,506,557	35,147,043

Diluted	42,506,557	37,316,934

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss) attributable to Envestnet, Inc.	$(10,993)	$2,511
Other comprehensive income, net of taxes
Foreign currency translation loss	(15)	—
Unrealized gain on foreign currency contracts designated as cash flow hedges	177	—
Total other comprehensive income, net of taxes	162	—
Comprehensive income (loss), net of taxes	$(10,831)	$2,511

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-	Total
			Common		Paid-in	Comprehensive	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance, December 31, 2015	53,925,415	$270	(11,946,289)	$(20,654)	$474,726	$194	$(15,007)	$398	$439,927

Exercise of stock options	152,220	1	—	—	1,206	—	—	—	1,207
Issuance of common stock - vesting of restricted stock units	827,303	4	—	—	—	—	—	—	4
Stock-based compensation expense	—	—	—	—	11,050	—	—	—	11,050
Tax shortfall from stock-based compensation expense	—	—	—	—	(275)	—	—	—	(275)
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(295,522)	(7,071)	—	—	—	—	(7,071)
Foreign currency translation loss	—	—	—	—	—	(15)	—	—	(15)
Unrealized gain on foreign currency contracts designated as accounting hedges	—	—	—	—	—	177	—	—	177
Net loss	—	—	—	—	—	—	(10,993)	—	(10,993)
Balance, March 31, 2016	54,904,938	$275	(12,241,811)	$(27,725)	$486,707	$356	$(26,000)	$398	$434,011

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(10,993)	$2,511
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,080	5,333
Deferred rent and lease incentive	(171)	168
Provision for doubtful accounts	23	—
Deferred income taxes	3,599	1,888
Stock-based compensation expense	11,615	3,419
Tax shortfall (excess tax benefit) from stock-based compensation expense	275	(11,468)
Non-cash interest expense	2,013	2,356
Accretion on contingent consideration	62	342
Fair market value adjustment on contingent consideration	50	(1,446)
Changes in operating assets and liabilities, net of acquisitions:
Fees and other receivables	11,278	(5,853)
Prepaid expenses and other current assets	(9,780)	(1,175)
Other non-current assets	(1,556)	(214)
Accrued expenses and other liabilities	(11,335)	(2,827)
Accounts payable	32	188
Deferred revenue	2,181	4,088
Other non-current liabilities	418	(58)
Net cash provided by (used in) operating activities	13,791	(2,748)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,811)	(2,058)
Capitalization of internally developed software	(1,388)	(1,132)
Purchase of ERS units	(1,500)	—
Acquisition of businesses, net of cash acquired	(18,125)	(2,641)
Net cash used in investing activities	(22,824)	(5,831)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	15,000	—
Payment on revolving credit facility	(13,000)	—
Payment of term notes	(2,000)	—
Proceeds from exercise of stock options	1,207	3,710
Excess tax benefit (shortfall) from stock-based compensation expense	(275)	11,468
Purchase of treasury stock for stock-based minimum tax withholdings	(7,071)	(6,441)
Issuance of restricted stock units	4	2
Net cash provided by (used in) financing activities	(6,135)	8,739

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,168)	160

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,718	209,754

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,550	$209,914

Supplemental disclosure of cash flow information - net cash paid (refunded) during the period for income taxes	$(1,513)	$475
Supplemental disclosure of cash flow information - cash paid during the period for interest	2,079	65
Supplemental disclosure of non-cash operating, investing and financing activities:
Purchase consideration liabilities included in accrued expenses and other liabilities	269	—
Contingent consideration issued in a business acquisition	1,929	—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provide open-architecture wealth management services and technology to independent financial advisors and financial institutions. These services and related technology are provided via Envestnet’s wealth management software, Envestnet | PMC®, Envestnet | Tamarac™, Vantage Reporting Solution™, Envestnet | WMS™, Envestnet | Placemark™, Envestnet | Retirement Solutions, Envestnet | Yodlee™ and Envestnet | Finance Logix™.

We offer these solutions principally through the following product and services suites:

•

Envestnet | Advisor Suite™ empowers advisors to better manage client outcomes and strengthen their practice. Our software unifies the applications and services advisors use to manage their practice and advise their clients, including data aggregation; financial planning; capital markets assumptions; asset allocation guidance; research and due diligence on investment managers and funds; portfolio management, trading and rebalancing; multi‑custodial, aggregated performance reporting; and billing calculation and administration.

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

•

Envestnet | Vantage™ software aggregates and manages investment data, provides performance reporting and benchmarking, giving advisors an in‑depth view of clients’ various investments, empowering advisors to give holistic, personalized advice and consulting.

•	Envestnet | Advisor Now™ offers a private-labeled investor engagement technology enabling advisors to deliver a compelling digital wealth management experience to their clients.

•	Envestnet | Finance Logix™ provides financial planning and wealth management software solutions to banks, broker-dealers and RIAs.

•	Envestnet | Tamarac™ provides leading portfolio accounting, rebalancing, trading, performance reporting and client relationship management (“CRM”) software, principally to high‑end RIAs.

•

Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services designed specifically for retirement plan professionals. With our integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•	Envestnet | Yodlee™ is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

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

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2015 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2016 and the results of operations, equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited financial statements for the year ended December 31, 2015 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

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

ERS Update - During the three months ended March 31, 2016, the Company acquired additional units in ERS related to the exercise of a put option on units held by the former owners of Klein Decisions, Inc. As of March 31, 2016, the Company’s ownership interest in ERS is 65.4%.

Share repurchase program - February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company's management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions.   As of March 31, 2016, 2,000,000 of shares could still be purchased under this program.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

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

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. These changes became effective for the Company’s fiscal year beginning January 1, 2016. The adoption of this standard did not have a material impact on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The Company adopted the guidance for the Company’s fiscal year beginning January 1, 2016 and resulted in decreases in current assets and current liabilities of $1,936 and decreases in non-current assets and non-current liabilities of $7,380 in the prior year.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The updated guidance became effective under early adoption for the Company’s fiscal year beginning January 1, 2015 and resulted in a reclassification of $4,654 from current deferred tax assets to non-current deferred tax assets in the prior year.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  These changes became effective for the Company’s fiscal year beginning January 1, 2016. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The adoption of this standard did not have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This update amends the requirements for assets and liabilities recognized for all leases longer than twelve months. Lessees will be required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from the lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The Company is currently evaluating the potential impact of this guidance on our consolidated financial statements.

In March 2016, The FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statement of cash flows. The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. The cash paid to satisfy the statutory income tax withholding obligation is classified as a financing activity in the statement of cash flows. Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the potential impact of this guidance on our consolidated financial statements.

3.Business Acquisitions

FinaConnect, Inc.

On February 1, 2016 Envestnet acquired all of the outstanding shares of capital stock of FinaConnect, Inc. (“FinaConnect”).  FinaConnect is a software as a services (SaaS) platform that provides reporting and practice management capabilities to financial professional servicing the retirement plan market and is the technology platform supporting the ERS service offering.  FinaConnect is included in the Envestnet segment.

The Company acquired FinaConnect with plans to combine the FinaConnect assets with ERS.  In addition to adding the client list serviced directly by FinaConnect, the goodwill arising from the acquisition represents the advantage of ownership of the technology powering the ERS solution, removal of ongoing licensing payments made to FinaConnect and the full integration of the knowledge and experience of the FinaConnect workforce. The goodwill is deductible for income tax purposes.

In connection with the acquisition of FinaConnect, the Company paid upfront cash consideration of $6,425 and Company is required to pay contingent consideration of four times the incremental revenue on a certain book of business for the next two years, not to exceed a total amount of $3,500.

The preliminary estimated consideration transferred in the acquisition was as follows:

Cash consideration	$6,425
Contingent consideration liability	1,929
Working capital adjustment	269
Cash acquired	(1)
Total	$8,622

The estimated fair values of certain working capital balances, contingent consideration, deferred revenue, identifiable intangible assets and goodwill are provisional and are based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain internal valuations and are not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of contingent consideration, deferred revenue, deferred income taxes and intangible assets, and complete the acquisition accounting as soon as practicable but no later than January 31, 2017.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$136
Total liabilities assumed	(556)
Identifiable intangible assets	5,425
Goodwill	3,617
Total net assets acquired	$8,622

A summary of preliminary intangible assets acquired, estimated useful lives and amortization methods are as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$4,300	12	Accelerated
Proprietary technology	800	5	Straight-line
Trade names and domains	325	2	Straight-line
Total	$5,425

The results of FinaConnect’s operations are included in the condensed consolidated statement of operations beginning February 1, 2016, and are not material to the Company’s results of operations.

For the three months ended March 31, 2016, acquisition related costs for FinaConnect totaled $7 and are included in general and administration expenses. The Company may incur additional acquisition related costs during 2016.

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

In connection with the acquisition of Castle Rock, the Company is required to pay contingent consideration of 40% of the first annual post-closing period revenues minus $100, 35% of the second annual post-closing period revenue minus $100 and 30% of the third annual post-closing period revenue minus $100. The Company recorded a preliminary estimated liability as of the date of acquisition of $1,500, which represented the estimated fair value of contingent consideration on the date of acquisition and is considered a Level III fair value measurement as described in Note 8.

The preliminary estimated fair value of contingent consideration as of March 31, 2016 was $1,500. This amount is the present value of an undiscounted liability of $1,600, applying a discount rate of 2.7%, 3.0%, and 3.3% to the first, second, and third post-closing periods, respectively.  The first, second and third undiscounted payments are anticipated to be $714 on September 30, 2016, $603 on September 30, 2017, and $275 on September 30, 2018. During the three months ended March 31, 2016, the Company made a fair market value upward adjustment on the contingent consideration of $200 and that adjustment is included in general and administration expense in the condensed consolidated statement of operations.

The estimated fair values of certain working capital balances, contingent consideration, deferred revenue, deferred income taxes, unrecognized tax benefits, identifiable intangible assets and goodwill are provisional and are based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of contingent consideration, deferred revenue, deferred income taxes and intangible assets, and complete the acquisition accounting as soon as practicable but no later than August 30, 2016.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$255
Total liabilities assumed	(1,305)
Identifiable intangible assets	3,400
Goodwill	5,020
Total net assets acquired	$7,370

A summary of preliminary intangible assets acquired, estimated useful lives and amortization method is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$2,500	12	Accelerated
Proprietary technology	800	5	Straight-line
Trade names and domains	100	4	Straight-line
Total	$3,400

For the three months ended March 31, 2016, acquisition related costs for Castle Rock totaled $44, respectively, and are included in general and administration expenses. The Company may incur additional acquisition related costs during 2016.

 On September 1, 2015, ERS accepted the subscription of certain former owners of Castle Rock (the “Castle Rock Parties”) to purchase a 6.5% ownership interest of ERS for $900.  The Castle Rock Parties have the right to require ERS to repurchase units issued pursuant to the subscription in approximately 36 months after September 1, 2015 for the amount of $900.  This purchase obligation is guaranteed by the Company and is reflected outside of permanent equity in the condensed consolidated balance sheet.  Subsequent to the subscription of the Castle Rock Parties, the Company’s ownership interest in ERS was 54.8%.

Yodlee, Inc.

On November 19, 2015, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated August 10, 2015, among Yodlee, the Company and Yale Merger Corp. (“Merger Sub”), a wholly owned subsidiary of Envestnet, Merger Sub was merged (the “Merger”) with and into Yodlee with Yodlee continuing as a wholly owned subsidiary of Envestnet.

Yodlee, operating as Envestnet | Yodlee, is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services. Yodlee powers digital financial solutions for over 21 million paid subscribers and over 1,000 financial institutions, financial technology innovators and financial advisory firms. Founded in 1999, the company has built a network of over 14,500 data sources and been awarded 76 patents.

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

Net cash consideration totaled approximately $375,658 and the Company issued approximately 5,974,000 shares of Envestnet common stock to Yodlee stockholders in the Merger.  Holders of 577,829 shares of Yodlee common stock exercised their statutory appraisal rights under Delaware law.  As of December 31, 2015 the Company recognized a liability in the amount of $10,061, which represented $17.49 in cash for each share of Yodlee common stock held by them.  Although the Company believed the fair value of these shares did not exceed the consideration paid in the Acquisition, nevertheless, during the three months ended March 31, 2016, the Company settled the appraisal claim in order to avoid the costs, uncertainties, disruptions and distraction of potential litigation.  The difference between the liability as of December 31, 2015 and the settlement amount resulted in an increase to goodwill and total consideration paid.

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

The preliminary estimated consideration transferred in the acquisition was as follows:

Cash consideration	$375,658
Stock consideration	186,522
Attribution of the fair market value of replacement awards	4,318
Cash acquired	(63,234)
$503,264

In connection with the Yodlee merger, the Company issued 1,052,000 shares of Envestnet restricted stock awards (“replacement awards”) issued in connection with unvested Yodlee employee equity awards. The Yodlee unvested stock options and unvested restricted stock units were canceled and exchanged for the replacement awards. In accordance with ASC 805, these awards are considered to be replacement awards. Exchanges of share options or other share-based payment awards in conjunction with a business combination are modifications of share-based payment awards in accordance with ASC Topic 718. As a result, a portion of the fair-value-based measure of Envestnet’s replacement awards are included in measuring the consideration transferred in the business combination. To determine the portion of the replacement award that is part of consideration transferred to acquire Yodlee, we have measured both the replacement awards granted by Envestnet and the historical Yodlee awards as of November 19, 2015 in accordance with ASC 718. The portion of the fair-value-based measure of the replacement award that is part of the consideration transferred in exchange for the acquisition of Yodlee, equals the portion of the Yodlee award that is attributable to pre combination service. Envestnet is attributing a portion of the replacement awards to post combination service as these awards require post combination service. The fair value of the replacement awards was estimated to be $32,836 of which $4,318 was attributable to pre-acquisition services. The remaining fair value of $28,518 will be amortized over a period of 43 months subsequent to the acquisition date.

The estimated fair values of certain working capital balances, property and equipment, deferred revenue, deferred income taxes, unrecognized tax benefits, attribution of the fair market value of replacement awards, identifiable intangible assets and goodwill are provisional and are based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets and liabilities, identifiable intangible assets and goodwill and complete the acquisition accounting as soon as practicable but no later than September 30, 2016.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$33,815
Total liabilities assumed	(55,240)
Identifiable intangible assets	237,000
Goodwill	287,689
Total net assets acquired	$503,264

A preliminary summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$178,000	12	Accelerated
Backlog	11,000	4	Accelerated
Proprietary technology	35,000	5	Straight-line
Trade names	13,000	6	Straight-line
Total	$237,000

The results of Envestnet | Yodlee’s operations are included in the condensed consolidated statement of operations beginning November 20, 2015. Envestnet | Yodlee’s revenues and net loss for the period ended March 31, 2016 totaled $28,631 and $14,189, respectively. The net loss includes estimated acquired intangible asset amortization of $8,571.

For the period ended March 31, 2016, acquisition related costs for Yodlee totaled $1,265, and are included in general and administration expenses. The Company may incur additional acquisition related costs during 2016.

Pro forma results for Envestnet, Inc. giving effect to the Finance Logix, Castle Rock and Yodlee acquisitions

The following pro forma financial information presents the combined results of operations of Envestnet, Finance Logix, Castle Rock and Yodlee for the three month period ended March 31, 2015. The pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2015. The results of FinaConnect are not included in the pro forma financial information presented below as the FinaConnect acquisition was not considered material to the Company’s results of operations.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, stock-based compensation expense and the related tax effect on the aforementioned items.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2015.

Three Months Ended
March 31, 2015
Revenues	$122,338
Net loss	(7,801)
Net loss per share:
Basic	(0.19)
Diluted	(0.19)

4.      Property and Equipment

			March 31,	December 31,
	Estimated Useful Life		2016	2015
Cost:
Computer equipment and software	3	years	$44,177	$44,470
Office furniture and fixtures	7	years	5,795	5,785
Leasehold improvements	Shorter of the lease term or useful life of the asset		15,523	15,123
Other office equipment	5	years	743	683
			66,238	66,061
Less accumulated depreciation and amortization			(39,116)	(37,380)
Property and equipment, net			$27,122	$28,681

During the three months ended March 31, 2016, the Company retired fully depreciated property and equipment that were no longer in service in the amount of $1,623.

Depreciation and amortization expense was as follows:

	March 31,
	2016	2015
Depreciation and amortization expense	$3,359	$1,600

5.       Internally Developed Software

Internally developed software consists of the following:

			March 31,	December 31,
	Estimated Useful Life		2016	2015
Internally developed software	5	years	$26,497	$25,109
Less accumulated amortization			(16,007)	(15,212)
Internally developed software, net			$10,490	$9,897

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2016	2015
Amortization expense	$795	$600

6.Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by segment were as follows:

	Envestnet	Envestnet | Yodlee	Total
Balance at December 31, 2015	$135,224	$286,049	$421,273
FinaConnect acquisition	3,617	—	3,617
Purchase accounting adjustment - Yodlee	—	1,754	1,754
Purchase accounting adjustment - Castle Rock	51	—	51
Balance at March 31, 2016	$138,892	$287,803	$426,695

Intangible assets consist of the following:

					March 31, 2016			December 31, 2015
					Gross		Net	Gross		Net
					Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	4	-	12	years	$261,710	$(40,787)	$220,923	$257,410	$(33,668)	$223,742
Backlog			4	years	11,000	(2,142)	8,858	11,000	(703)	10,297
Proprietary technologies	2.5	-	8	years	54,728	(12,387)	42,341	53,928	(9,833)	44,095
Trade names	2	-	6	years	17,015	(2,963)	14,052	16,690	(2,149)	14,541
Total intangible assets					$344,453	$(58,279)	$286,174	$339,028	$(46,353)	$292,675

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2016	2015
Amortization expense	$11,926	$3,133

Future amortization expense of the intangible assets as of March 31, 2016, is expected to be as follows:

Years ending December 31:
Remainder of 2016	$35,769
2017	43,059
2018	36,936
2019	33,201
2020	29,239
Thereafter	107,970
$286,174

7.Other Non-Current Assets

Other non-current assets consist of the following:

	March 31,	December 31,
	2016	2015
Investment in private companies	$2,623	$2,666
Deposits:
Lease	3,560	3,198
Other	518	515
Other	4,177	2,943
	$10,878	$9,322

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

Financial assets and liabilities at fair value are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level I:	Inputs based on quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level II:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or inputs that are observable and can be corroborated by observable market data.

Level III:

Inputs reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, based on the three-tier fair value hierarchy.

	As of March 31, 2016
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$20,371	$20,371	$—	$—
Liabilities
Contingent consideration	$6,084	$—	$—	$6,084
Foreign currency forward contracts(1)	7	—	7	—
Total liabilities	$6,091	$—	$7	$6,084

	As of December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$24,422	$24,422	$—	$—
Liabilities
Contingent consideration	$4,043	$—	$—	$4,043
Foreign currency forward contracts(1)	140	—	140	—
Total liabilities	$4,183	$—	$140	$4,043

(1)	Included in prepaid and other current assets in the condensed consolidated balance sheet.

Level I assets and liabilities included in the table above include money-market funds not insured by the FDIC.  The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. These money-market funds are considered Level I and are included in cash and cash equivalents in the condensed consolidated balance sheets.

Level II assets and liabilities included in the table above include unrealized gain or loss on forward currency contracts. The forward currency contracts are measured using the difference between the market quotes of trading currencies adjusted for forward points and the executed contract rate.  For further details on the Company’s derivative financial instruments, refer to Note 18.

Level III assets and liabilities included in the table above consist of the estimated fair value of contingent consideration. A sensitivity analysis performed on our contingent consideration indicated that a hypothetical 10% increase in applicable revenue for WMS, Castle Rock and FinaConnect from their value at March 31, 2016 would result in a fair value increase of $2,700 in the Company’s contingent consideration balance.  A hypothetical 10% decrease in applicable revenue for WMS, Castle Rock and FinaConnect from their value at March 31, 2016 would result in a fair value decrease of $2,800 in the Company’s contingent consideration balance.

The fair value of the contingent consideration liabilities related to the WMS, Castle Rock and FinaConnect acquisitions were estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level III fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level III measurement not supported by market activity included our assessments of expected future cash flows related to our acquisitions of WMS, Castle Rock and FinaConnect during the subsequent three years from the date of acquisition, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the agreement.

The Company utilized a discounted cash flow method with expected future performance of WMS, Castle Rock and FinaConnect and their ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair values of their respective contingent consideration. The Company will continue to reassess the fair value of the contingent consideration for each acquisition at each reporting date until settlement.  Changes to the estimated fair values of the contingent consideration will be recognized in earnings of the Company and included in general and administrative expense on the condensed consolidated statement of operations.

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2015 to March 31, 2016:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2015	$4,043
FinaConnect acquisition	1,929
Fair market value adjustments, net	50
Accretion on contingent consideration	62
Balance at March 31, 2016	$6,084

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the quarter.

On December 15, 2014, the Company issued $172,500 of Convertible Notes. As of March 31, 2016 and December 31, 2015, the carrying value of the 2019 Convertible Notes equaled $147,939 and $146,418, respectively, and represents the aggregate principle amount outstanding less the unamortized discount and debt issuance costs. As of March 31, 2016 and December 31, 2015, the fair value of the Convertible Notes was $150,377 and $152,878, respectively.  The Company considers the Convertible Notes to be a Level I liability as there is observable market data to calculate the fair value of the Convertible Notes.

As of March 31, 2016, there was $148,000 of Term Notes and $2,000 revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The carrying value of our Term Notes and revolving credit facility approximated fair value as they bear interest at variable rates and we believe our credit risk quality is consistent with when the debt originated. As of March 31, 2016 and December 31, 2015, the carrying value of the Term Notes equaled $142,883 and $144,398, respectively, and represents the aggregate principle amount outstanding less the unamortized debt issuance costs. The Company considers the Term Notes and revolving credit facility to be a Level II liability as of March 31, 2016.  As of December 31, 2015 the Company considered the Term Notes to be a Level I liability, due to the proximity to the date of origination.

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2016 based upon the short-term nature of the assets and liabilities.

9.Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2016	2015
Accrued investment manager fees	$26,863	$28,179
Accrued compensation and related taxes	20,856	29,493
Accrued professional services	2,570	1,201
Purchase consideration liabilities	3,605	13,676
Accrued restructuring charges	441	513
Other accrued expenses	7,025	10,349
	$61,360	$83,411

10.Income Taxes

The following table includes the Company’s income before income tax provision, income tax provision and effective tax rate:

	Three Months Ended
	March 31,
	2016	2015
Income before income tax provision (benefit)	$(16,709)	$4,479
Income tax provision (benefit)	(5,716)	1,968
Effective tax rate	34.2%	43.9%

The Company's effective tax rate in the three months ended March 31, 2016, was lower than the effective tax rate in the three months ended March 31, 2015, primarily due to various permanent items, accrual for reserves for uncertain tax positions and research and development tax credit generation.

The liability for unrecognized tax benefits reported in other non-current liabilities was $14,423 and $14,129 at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $13,976. At this time, the Company does not believe the liability will decrease materially in the next twelve months.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $234 and $(158) as of March 31, 2016 and December 31, 2015, respectively.

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

Our Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ending March 31, 2005 and forward. Based on the outcome of the examinations of our subsidiaries or the result of the expiration of statutes of limitations it is reasonably possible that the unrecognized tax benefits could change from those recorded in the condensed consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months.

11.    Debt

The Company’s outstanding debt obligations as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(21,081)	(22,367)
Unamortized issuance costs on Convertible Notes	(3,480)	(3,715)
	$147,939	$146,418

Term Notes	$148,000	$150,000
Unamortized issuance costs on Term Notes	(5,117)	(5,601)
	$142,883	$144,399

Revolving credit facility balance	$2,000	$—

Interest expense was comprised of the following:

	Three Months Ended
	March 31,
	2016	2015
Coupon interest	$755	$755
Amortization of issuance costs	725	241
Accretion of debt discount	1,286	1,210
Interest on credit agreement	1,262	—
Undrawn and other fees	64	150
	$4,092	$2,356

Credit Agreement

On November 19, 2015, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent (the “Administrative Agent”).  The Amended and Restated Credit Agreement amended and restated the Credit Agreement, dated as of June 19, 2014, as amended, among the Company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent. Pursuant to the Amended and Restated Credit Agreement, the Banks agreed to provide (i) term loans (“Term Notes”) in the aggregate principal amount of $160,000, which were used to fund a portion of the cash consideration paid by the Company in connection with the acquisition of Yodlee, and (ii) revolving credit commitments in the aggregate amount of up to $100,000, which includes a $5,000 subfacility for the issuance of letters of credit.

Obligations under the Amended and Restated Credit Agreement are guaranteed by substantially all of the Company’s U.S. subsidiaries. In accordance with the terms of the Security Agreement, dated November 19, 2015 (the “Security Agreement”), among the Company, the Debtors party thereto, the Banks and the Administrative Agent, obligations under the Amended and Restated Credit Agreement are secured by substantially all of the Company’s domestic assets and the Company’s pledge of 66% of the voting equity and 100% of the non-voting equity of certain of its first-tier foreign subsidiaries. Future borrowings under the Amended and Restated Credit Agreement may be used to finance capital expenditures, working capital, permitted acquisitions and for general corporate purposes.

Envestnet will pay interest on borrowings made under the Amended and Restated Credit Agreement at rates between 1.50 percent and 3.25 percent above LIBOR based on the Company’s total leverage ratio.  Borrowings under the Amended and Restated Credit Agreement are scheduled to mature on November 19, 2018.  The Term Notes are payable in quarterly installments of $2,000 per installment and commenced in March 2016, with the final payment of all remaining term loan principal due and payable on the scheduled maturity date.

The Amended and Restated Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants and events of default. The covenants include certain financial covenants requiring Envestnet to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum adjusted EBITDA, and provisions that limit the ability of Envestnet and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business.

As of March 31, 2016, there was $148,000 of Term Notes and $2,000 revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The revolving credit amount is included in the current portion of debt in the condensed consolidated balance sheet.  The Company was in compliance with all covenants under the Amended and Restated Credit Agreement as of March 31, 2016.

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

The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes. During the three month period ended March 31, 2016, the Company recognized $1,286 in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the three month period ended March 31, 2016 was 6.1%.

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

In connection with the Yodlee merger (see Note 3), the Company adopted the 2015 Acquisition Equity Award Plan (the “2015 Plan”).  The 2015 Plan provides for the grant of restricted common stock units for certain Envestnet | Yodlee employees.  The maximum number of shares of stock which may be issued with respect to awards under the 2015 Plan is 1,052,000.  These awards vest over a period of 43 months subsequent to the acquisition date of November 19, 2015.

As of March 31, 2016, the maximum number of common shares of the Company available for future issuance under the Company’s plans is 815,688.

Employee stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended
	March 31,
	2016	2015
Employee stock-based compensation expense	$11,615	$3,419
Tax effect on employee stock-based compensation expense	(4,646)	(1,502)
Net effect on income	$6,969	$1,917

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Grant date fair value of options	$20.51	$21.15
Volatility	42.1%	37.5%
Risk-free interest rate	1.4%	1.7%
Dividend yield	—%	—%
Expected term (in years)	6.6	6.0

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2015	3,533,791	$15.03	4.7	$61,199
Granted	105,645	20.51
Exercised	(152,220)	7.93
Forfeited	(38,777)	35.93
Outstanding as of March 31, 2016	3,448,439	15.27	4.7	50,987
Options exercisable	3,111,018	12.97	4.2	50,188

Exercise prices of stock options outstanding as of March 31, 2016 range from $0.11 to $55.29.  At March 31, 2016, there was $4,570 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.2 years.

Restricted Stock Units

Periodically, the Company grants restricted stock unit awards to employees that vest one-third on each of the first three anniversaries of the grant date. Beginning with grants issued in February 2016, restricted stock units awards vest one-third on the first anniversary of the grant date and quarterly thereafter. The following is a summary of the activity for unvested restricted stock unit awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2015	2,153,211	35.63
Granted	424,844	20.57
Vested	(782,598)	35.09
Forfeited	(87,513)	32.94
Outstanding as of March 31, 2016	1,707,944	33.40

At March 31, 2016, there was $49,481 of unrecognized stock-based compensation expense related to unvested restricted stock unit awards, which the Company expects to recognize over a weighted-average period of 2.4 years. At March 31, 2016, there was an additional $234 of potential unrecognized stock-based compensation expense related to unvested restricted stock unit awards granted under the 2012 Plan that the Company expects to recognize over the remaining estimated vesting period of 1 year.

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

The Company accounts for the effect of the Convertible Notes on diluted net income per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes have no effect on diluted net income per share until the Company’s stock price exceeds the conversion price of $62.88 per share, or if the trading price of the Convertible Notes meets certain criteria as described in Note 11. In the period of conversion, the Convertible Notes will have no impact on diluted net income if the Convertible Notes are settled in cash and will have an impact on dilutive net income per share if the Convertible Notes are settled in shares upon conversion.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2016	2015
Net income (loss) attributable to Envestnet, Inc.	$(10,993)	$2,511

Basic number of weighted-average shares outstanding	42,506,557	35,147,043
Effect of dilutive shares:
Options to purchase common stock	—	1,988,124
Unvested restricted stock units	—	181,767
Diluted number of weighted-average shares outstanding	42,506,557	37,316,934

Net income (loss) per share attributable to Envestnet, Inc.
Basic	$(0.26)	$0.07

Diluted	$(0.26)	$0.07

Common share equivalents for securities that were anti-dilutive or otherwise excluded from the computation of diluted net income per share attributable to Envestnet, Inc. were as follows:

	Three Months Ended
	March 31,
	2016	2015
Options to purchase common stock	3,448,439	148,677
Unvested restricted stock units	1,707,944	103,691
Ungranted unvested restricted stock units related to Upside	—	132,384
Convertible Notes	2,743,321	2,743,321
Total	7,899,704	3,128,073

14.Major Customers

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended
	March 31,
	2016	2015
Fidelity	15%	18%

15.Commitments and Contingencies

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

Litigation

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2016.  Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

16.Segment Information

Business segments are generally organized around our business services. Our business segments are:

Envestnet is a leading provider of unified wealth management software and services empowering financial advisors and institutions.

Envestnet | Yodlee is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes.  Nonsegment expenses include salary and benefits for certain corporate officers, certain types of professional service expenses, insurance, acquisition related transaction costs, restructuring charges, and other non-recurring and/or non-operationally related expenses.  There are no inter-segment revenues for the three months ended March 31, 2016 and 2015. The accounting policies of the reportable business segments are the same as those described in Note 2.

The following table presents revenue by segment:

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Envestnet	$103,190	$96,454
Envestnet | Yodlee	28,631	—
Consolidated revenue	$131,821	$96,454

Fidelity revenue as a percentage of Envestnet segment revenue:	20%	18%

No single customer amounts for Envestnet | Yodlee exceeded 10% of the segment total.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2016	2015
Envestnet	$9,574	$9,735
Envestnet | Yodlee	(14,041)	—
Total segment income (loss) from operations	(4,467)	9,735
Nonsegment operating expenses	(8,293)	(3,053)
Other expense, net	(3,949)	(2,203)
Consolidated income (loss) before income taxes (benefit)	(16,709)	4,479
Income tax provision (benefit)	(5,716)	1,968
Consolidated net income (loss)	(10,993)	2,511
Add: Net loss attributable to non-controlling interest	—	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$(10,993)	$2,511

Segment assets consist of cash, accounts receivable, prepaid expenses and other current assets, property, plant and equipment goodwill, and other intangibles, net, deferred tax assets and other non-current assets.

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	March 31,	December 31,
	2016	2015
Segment assets:
Envestnet	$276,075	$323,292
Envestnet | Yodlee	580,169	552,957
Consolidated total assets	$856,244	$876,249

	Three Months Ended
	March 31,
	2016	2015
Segment depreciation and amortization:
Envestnet	$6,065	$5,333
Envestnet | Yodlee	10,015	—
Consolidated depreciation and amortization	$16,080	$5,333

	Three Months Ended
	March 31,
	2016	2015
Segment capital expenditures:
Envestnet	$641	$2,058
Envestnet | Yodlee	1,170	—
Consolidated capital expenditures	$1,811	$2,058

17.    Geographical Information

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended
	March 31,
	2016	2015
United States	$120,291	$88,704
International (1)	11,530	7,750
Total	$131,821	$96,454

(1)	No foreign country accounted for more than 10% of total revenue.

The following table sets forth property, plant, and equipment, net by geographic area:

	March 31,	December 31,
	2016	2015
United States	$22,892	$24,423
India	3,588	3,687
Other	642	571
Total	$27,122	$28,681

18.    Derivative Financial Information

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following tables:

	March 31, 2016		December 31, 2015
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Derivative instruments included in accrued liabilities:
Derivatives designated as hedging instruments	$4,953	$(6)	$9,702	$(114)
Derivatives not designated as hedging instruments	1,269	(1)	2,168	(26)
Total	$6,222	$(7)	$11,870	$(140)

As of March 31, 2016, the Company estimated that the entire net unrealized gain of $382 included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

You should read this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the consolidated financial statements and related notes included in our 2015 Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

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

Our financial institution customers subscribe to the Envestnet | Yodlee platform to power offerings that improve consumer satisfaction and enhance engagement, while capturing cross-sell and up-sell opportunities. We estimate that our current network of financial institution customers alone reaches more than 100 million end users as of March 31, 2016, representing a significant opportunity to grow our paid user base within existing customers. Our customers that are Internet service companies have an increasingly large and diverse base of users that also provides additional growth opportunities.

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

The services delivered through our software are enabled and supported by our employees. In addition to the U.S.‑based employees that provide operations, investment management and research, and other support services to our advisor clients, we maintain a presence in India where our employees provide back‑office support, including overnight data reconciliation services, as well as quality control, technology operations support and software development.

We offer these solutions principally through the following product and service suites:

•

Envestnet | Advisor SuiteTM empowers advisors to provide better client outcomes and strengthen their practice. Our cloud based platform unifies the applications and services advisors use to manage their practice and advise their clients, including data aggregation; financial planning; capital markets assumptions; asset allocation guidance; research and due diligence on investment managers and funds; portfolio management, trading and rebalancing; multi‑custodial, aggregated performance reporting; and billing calculation and administration.

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

•

Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services designed specifically for retirement plan professionals. With our integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•

Envestnet | VantageTM provides enterprise data solutions for financial institutions, aggregates and manages investment data, and provides multi-custodial consolidated performance reporting and benchmarking,  giving clients an in‑depth view of all holdings, and empowering advisors and institutions to better manage their business.

•	Envestnet | Finance LogixTM provides financial planning and wealth management software solutions to banks, broker-dealers and RIAs.

•	Envestnet | Advisor NowTM offers private-labeled investor-facing technology that enables advisors and institutions to deliver a complete digital wealth management experience to their clients.

•	Envestnet | Yodlee TM is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

We believe that our business model results in a high degree of recurring and predictable financial results.

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 2% from $81,077 in the three months ended March 31, 2015 to $82,871 in the three months ended March 31, 2016. Subscription and licensing revenues increased 210% from $14,082 in the three months ended March 31, 2015 to $43,620 in the three months ended March 31, 2016. Total revenues, which include professional service and other fees, increased 37% from $96,454 in the three months ended March 31, 2015 to $131,821 in the three months ended March 31, 2016. The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM/AUA as well as an increase in revenues totaling $28,631 related to Envestnet | Yodlee.

The net loss attributable to Envestnet, Inc. for the three months ended March 31, 2016 was $10,993, or $0.26 per diluted share, compared to net income attributable to Envestnet, Inc. of $2,511, or $0.07 per diluted share for the three months ended March 31, 2015.

Adjusted revenues for the three months ended March 31, 2016 was $132,032, an increase of 37% from $96,454 in the prior year period. Adjusted EBITDA for the three months ended March 31, 2016 was $19,193, an increase of 14% from $16,814 in the prior year period. Adjusted net income for the three months ended March 31, 2016 was $7,784, or $0.18 per diluted share, compared to adjusted net income of $8,354, or $0.22 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Recent Event

FinaConnect, Inc.

On February 1, 2016 Envestnet acquired all of the outstanding shares of capital stock of FinaConnect, Inc. (“FinaConnect”).  FinaConnect provides reporting and practice management capabilities to financial professional servicing the retirement plan market and is the technology platform supporting the ERS service offering.

The Company acquired FinaConnect, Inc. with plans to combine the FinaConnect assets with ERS.  FinaConnect is a software as a services (SaaS) platform that serves as the underlying code for the ERS services offering. In addition to adding the client list serviced directly by FinaConnect, the goodwill arising from the acquisition represents the advantage of ownership of the technology powering the ERS solution, removes ongoing licensing payments made to FinaConnect and full integration of the knowledge and experience of the FinaConnect workforce.

In connection with the acquisition of FinaConnect, the Company paid upfront cash consideration of $6,425 and Company is required to pay contingent consideration of four times the incremental revenue on a certain book of business for the next two years, not to exceed a total amount of $3,500.

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated.

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2015	2015	2015	2015	2016
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$74,643	$75,922	$73,164	$92,559	$95,489
Assets Under Administration (AUA)	181,239	181,922	177,121	197,177	207,537
Subtotal AUM/A	255,882	257,844	250,285	289,736	303,026
Licensing	493,284	534,674	538,271	561,699	576,988
Total Platform Assets	$749,166	$792,518	$788,556	$851,435	$880,014
Platform Accounts
AUM	319,896	332,738	344,321	490,471	498,449
AUA	679,753	695,463	718,637	807,708	904,373
Subtotal AUM/A	999,649	1,028,201	1,062,958	1,298,179	1,402,822
Licensing	1,982,773	2,044,355	2,140,672	2,176,068	2,237,427
Total Platform Accounts	2,982,422	3,072,556	3,203,630	3,474,247	3,640,249
Advisors
AUM/A	29,023	29,541	30,177	33,775	35,718
Licensing	12,306	12,870	13,409	13,553	13,675
Total Advisors	41,329	42,411	43,586	47,328	49,393

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended March 31, 2016
	As of	Gross		Net	Market	As of
	12/31/2015	Sales	Redemptions	Flows	Impact	3/31/2016
	(in millions except account data)
Assets under Management (AUM)	$92,559	$7,274	$(5,279)	$1,995	$935	$95,489
Assets under Administration (AUA)	197,177	19,237	(10,659)	8,578	1,782	207,537
Total AUM/A	$289,736	$26,511	$(15,938)	$10,573	$2,717	$303,026
Fee-Based Accounts	1,298,179			104,643		1,402,822

The above AUM/A gross sales figures include $2.1 billion in new client conversions. The Company onboarded an additional $8.1 billion in licensing conversions during the three months ended March 31, 2016, bringing total conversions for the quarter to $10.2 billion.

The mix of AUM and AUA was as follows for the periods indicated:

	March 31,	June 30,	September 30,	December 31,	March 31,
	2015	2015	2015	2015	2016
Assets under management (AUM)	29%	29%	29%	32%	32%
Assets under administration (AUA)	71%	71%	71%	68%	68%
	100%	100%	100%	100%	100%

Results of Operations

Three months ended March 31, 2016 compared to three months March 31, 2015

	Three Months Ended
	March 31,
	2016	2015	Percent Change
	(in thousands)
Revenues:
Assets under management or administration	$82,871	$81,077	2%
Subscription and licensing	43,620	14,082	210%
Professional services and other	5,330	1,295	* %
Total revenues	131,821	96,454	37%
Operating expenses:
Cost of revenues	40,158	38,695	4%
Compensation and benefits	62,616	31,535	99%
General and administration	25,727	14,209	81%
Depreciation and amortization	16,080	5,333	202%
Total operating expenses	144,581	89,772	61%
Income (loss) from operations	(12,760)	6,682	* %
Other expense, net	(3,949)	(2,203)	79%
Income (loss) before income tax provision (benefit)	(16,709)	4,479	* %
Income tax provision (benefit)	(5,716)	1,968	* %
Net income (loss)	(10,993)	2,511	* %
Add: Net loss attributable to non-controlling interest	—	—	* %
Net income (loss) attributable to Envestnet, Inc.	$(10,993)	$2,511	* %

*Not meaningful.

Revenues

Total revenues increased 37% from $96,454 in the three months ended March 31, 2015 to $131,821 in the three months ended March 31, 2016. The increase was primarily due to an increase in revenues from subscription and licensing of $29,538. Revenues from AUM/A were 63% and 84% of total revenues in the three months ended March 31, 2016 and 2015, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 2% from $81,077 in the three months ended March 31, 2015 to $82,871 in the three months ended March 31, 2016. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2016, relative to the corresponding period in 2015. In the first quarter of 2016, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2015, partially offset by a lower overall effective fee rate on AUM/AUA primarily related to the transition of a WMS client to a lower priced solution.

The number of financial advisors with AUM or AUA on our technology platforms increased from 29,023 as of March 31, 2015 to 35,718 as of March 31, 2016 and the number of AUM or AUA client accounts increased from approximately 1,000,000 as of March 31, 2015 to approximately 1,400,000 as of March 31, 2016.

Subscription and licensing

Subscription and licensing revenues increased 210% from $14,082 in the three months ended March 31, 2015 to $43,620 in the three months ended March 31, 2016, primarily due to increases in Envestnet | Yodlee subscription revenue of $25,045.

Professional services and other

Professional services and other revenues increased 312% from $1,295 in the three months ended March 31, 2015 to $5,330 in the three months ended March 31, 2016, primarily due to increases in Envestnet | Yodlee professional services revenue of $3,586.

Cost of revenues

Cost of revenues increased 4% from $38,695 in the three months ended March 31, 2015 to $40,158 in the three months ended March 31, 2016, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues decreased from 40% in the three months ended March 31, 2015 to 30% in the three months ended March 31, 2016 primarily as a result of Envestnet | Yodlee segment revenues with a lower cost of revenue profile.

Compensation and benefits

Compensation and benefits increased 99% from $31,535 in the three months ended March 31, 2015 to $62,616 in the three months ended March 31, 2016, primarily due to an increase in salaries, benefits and related payroll taxes of $18,297, primarily a result of an increase in headcount, including headcount related to the Yodlee acquisition.  An increase in non-cash stock compensation of $8,196 also contributed to the increase in compensation and benefits.  As a percentage of total revenues, compensation and benefits increased from 33% in the three months ended March 31, 2015 to 48% in the three months ended March 31, 2016.  The increase in the compensation and benefits as a percentage of total revenues is primarily due to the Envestnet | Yodlee segment having a higher cost profile.

General and administration

General and administration expenses increased 81% from $14,209 in the three months ended March 31, 2015 to $25,727 in the three months ended March 31, 2016, primarily due to general and administration expense increases related to the Envestnet | Yodlee segment.  As a percentage of total revenues, general and administration expenses increased from 15% in the three months ended March 31, 2015 to 20% in the three months ended March 31, 2016.

Depreciation and amortization

Depreciation and amortization expense increased 202% from $5,333 in the three months ended March 31, 2015 to $16,080 in the three months ended March 31, 2016, primarily due to increases in intangible asset amortization of $8,788, primarily a result of the Yodlee acquisition.  As a percentage of total revenues, depreciation and amortization expense increased from 6% in the three months ended March 31, 2015 to 12% in the three months ended March 31, 2016.

Other expense, net

Other expense, net includes an increase in interest expense of $1,736 as a result of additional borrowings under the November 19, 2015 Amended and Restated Credit Agreement (see Note 11 of notes to the condensed consolidated financial statements).

Income tax provision (benefit)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Income before income tax provision (benefit)	$(16,709)	$4,479
Income tax provision (benefit)	(5,716)	1,968
Effective tax rate	34.2%	43.9%

For the three months ended March 31, 2016, our effective tax rate differs from the statutory rate primarily due to various permanent items, accrual for reserves for uncertain tax positions and estimated research and development tax credit generation.

For the three months ended March 31, 2015, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, and anticipated recognition of previously unrecognized tax benefits.

Segments

Business segments are generally organized around our service offerings. Financial information about each business segment is contained in Note 16 to the notes to the condensed consolidated financial statements. Our business segments are as follows:

Envestnet is a leading provider of unified wealth management software and services empowering financial advisors and institutions.

Envestnet | Yodlee is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The following table presents income (loss) by segment:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Envestnet	$9,574	$9,735
Envestnet | Yodlee	(14,041)	—
Total segment income (loss) from operations	(4,467)	9,735
Nonsegment operating expenses	(8,293)	(3,053)
Other expense, net	(3,949)	(2,203)
Consolidated income (loss) before income taxes	(16,709)	4,479
Income tax provision (benefit)	(5,716)	1,968
Consolidated net income (loss)	(10,993)	2,511
Add: Net loss attributable to non-controlling interest	—	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$(10,993)	$2,511

Envestnet

The following table presents income from operations for the Envestnet segment:

	Three Months Ended
	March 31,
	2016	2015	Percent Change
	(in thousands)
Revenues:
Assets under management or administration	$82,871	$81,077	2%
Subscription and licensing	18,576	14,082	32%
Professional services and other	1,743	1,295	35%
Total revenues	103,190	96,454	7%

Operating expenses:
Cost of revenues	38,353	38,695	-1%
Compensation and benefits	35,116	30,254	16%
General and administration	14,082	12,437	13%
Depreciation and amortization	6,065	5,333	14%
Total operating expenses	93,616	86,719	8%
Income from operations	$9,574	$9,735	-2%

Three months ended March 31, 2016 compared to three months March 31, 2015 for the Envestnet segment

Revenues

Total revenues increased 7% from $96,454 in the three months ended March 31, 2015 to $103,190 in the three months ended March 31, 2016. The increase was primarily due to an increase in revenues from subscription and licensing of $4,494. Revenues from AUM/A were 80% and 84% of total revenues in the three months ended March 31, 2016 and 2015, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 2% from $81,077 in the three months ended March 31, 2015 to $82,871 in the three months ended March 31, 2016. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2016, relative to the corresponding period in 2015. In the first quarter of 2016, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2015, partially offset by a lower overall effective fee rate on AUM/AUA primarily related to the transition of a WMS client to a lower priced solution.

The number of financial advisors with AUM or AUA on our technology platforms increased from 29,023 as of March 31, 2015 to 35,718 as of March 31, 2016 and the number of AUM or AUA client accounts increased from approximately 1,000,000 as of March 31, 2015 to approximately 1,400,000 as of March 31, 2016.

Subscription and licensing

Subscription and licensing revenues increased 32% from $14,082 in the three months ended March 31, 2015 to $18,576 in the three months ended March 31, 2016, primarily due an increase in Envestnet | Tamarac related revenue of $3,039.

Professional services and other

Professional services and other revenues increased 35% from $1,295 in the three months ended March 31, 2015 to $1,743 in the three months ended March 31, 2016, primarily due an increase in Envestnet | Tamarac professional services related revenue of $224.

Cost of revenues

Cost of revenues decreased 1% from $38,695 in the three months ended March 31, 2015 to $38,353 in the three months ended March 31, 2016. As a percentage of total revenues, cost of revenues decreased from 40% in the three months ended March 31, 2015 to 37% in the three months ended March 31, 2016.

Compensation and benefits

Compensation and benefits increased 16% from $30,254 in the three months ended March 31, 2015 to $35,116 in the three months ended March 31, 2016, primarily due to an increase in salaries, benefits and related payroll taxes and non-cash compensation of $3,701, primarily a result of an increase in headcount, including headcount related to the Castle Rock and Finance Logix acquisitions.  As a percentage of total revenues, compensation and benefits increased from 31% in the three months ended March 31, 2015 to 34% in the three months ended March 31, 2016.

General and administration

General and administration expenses increased 13% from $12,437 in the three months ended March 31, 2015 to $14,082 in the three months ended March 31, 2016.  As a percentage of total revenues, general and administration expenses increased from 13% in the three months ended March 31, 2015 to 14% in the three months ended March 31, 2016.

Depreciation and amortization

Depreciation and amortization expense increased 14% from $5,333 in the three months ended March 31, 2015 to $6,065 in the three months ended March 31, 2016, primarily due to increases in depreciation of $514 from fixed asset purchases.  As a percentage of total revenues, depreciation and amortization expense was 6% in the three months ended March 31, 2015 and 2016.

Envestnet | Yodlee

The following table presents income from operations for the Envestnet | Yodlee segment:

	Three Months Ended
	March 31,
	2016	2015	Percent Change
	(in thousands)
Revenues:
Subscription and licensing	$25,045	$—	*
Professional services and other	3,586	—	*
Total revenues	28,631	—	*

Operating expenses:
Cost of revenues	1,806	—	*
Compensation and benefits	23,641	—	*
General and administration	7,209	—	*
Depreciation and amortization	10,016	—	*
Total operating expenses	42,672	—	*
Loss from operations	$(14,041)	$—	*

* Not meaningful

There are no amounts in the three months ended March 31, 2015, as Yodlee was acquired on November 19, 2015.  For additional information pertaining to our business segments, see Note 16 to the notes to the condensed consolidated financial statements.

Nonsegment

Nonsegment expenses increased 172% from $3,053 in the three months ended March 31, 2015 to $8,293 in the three months ended March 31, 2016, primarily due to an increase in non-cash compensation expense of $1,953, an increase in transaction related costs of $808 and a decrease in the fair market value adjustment on contingent consideration of $1,396.

Non-GAAP Financial Measures

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Adjusted revenues	$132,032	$96,454
Adjusted EBITDA	19,193	16,814
Adjusted net income	12,974	8,248
Adjusted net income per share	0.18	0.22

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

“Adjusted EBITDA” represents net income before deferred revenue fair value adjustment, interest income, interest expense, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, accretion on contingent consideration, fair market value adjustment on contingent consideration, litigation related expense, effects of foreign currency and related hedging activity, other income (expense) and pre-tax loss attributable to non-controlling interest.

“Adjusted net income” represents net income (loss) before deferred revenue fair value adjustment, non-cash interest expense, non-cash compensation expense, restructuring charges and transaction costs, severance, accretion on contingent consideration, fair-market value adjustment on contingent consideration, litigation related expense, amortization of acquired intangibles, effects of foreign currency and related hedging activity, other income (expense) and net loss attributable to non-controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The reconciling items, and resulting adjusted net income, are presented on a different basis than historically shown to eliminate the impact of quarterly volatility of the GAAP tax provision (benefit) on the Company’s adjusted earnings figures.

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2015 and 2014, we had cash income tax payments (refunds), net of ($1,513) and $475 for the three months ended March 31, 2016 and 2015, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three months ended
	March 31,
	2016	2015
	(in thousands)
Total revenues	$131,821	$96,454
Deferred revenue fair value adjustment	211	—
Adjusted revenues	$132,032	$96,454

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net income (loss)	$(10,993)	$2,511
Add (deduct):
Deferred revenue fair value adjustment	211	—
Interest income	(14)	(122)
Interest expense	4,092	2,356
Accretion on contingent consideration	62	342
Income tax provision (benefit)	(5,716)	1,968
Depreciation and amortization	16,080	5,333
Non-cash compensation expense	11,491	3,419
Restructuring charges and transaction costs	2,329	1,430
Severance	627	593
Fair market value adjustment on contingent consideration	50	(1,446)
Litigation related expense	499	—
Foreign currency and related hedging activity	(162)	—
Other loss	43	—
Pre-tax loss attributable to non-controlling interest	594	430
Adjusted EBITDA	$19,193	$16,814

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended
	March 31,
	2016*	2015*
	(in thousands)
Net income (loss)	$(10,993)	$2,511
Income tax provision (benefit) (1)	(5,716)	1,968
Income (loss) before income tax provision (benefit)	(16,709)	4,479
Add (deduct):
Deferred revenue fair value adjustment	211	—
Accretion on contingent consideration	62	342
Non-cash interest expense	2,013	1,539
Non-cash compensation expense	11,491	3,419
Restructuring charges and transaction costs	2,329	1,430
Severance	627	593
Amortization of acquired intangibles	11,926	3,138
Fair market value adjustment on contingent consideration	50	(1,446)
Litigation related expense	499	—
Foreign currency and related hedging activity	(162)	—
Other loss	43	—
Net loss attributable to non-controlling interest	594	430
Adjusted net income before income tax effect	12,974	13,924
Income tax effect (2)	(5,190)	(5,570)
Adjusted net income	$7,784	$8,354

Basic number of weighted-average shares outstanding
Effect of dilutive shares:	42,506,557	35,147,043
Options to purchase common stock	1,209,397	1,988,124
Unvested restricted stock units	76,357	181,767
Diluted number of weighted-average shares outstanding	43,792,311	37,316,934
Adjusted net income per share - diluted	$0.18	$0.22

(1)	For the three months ended March 31, 2016 and March 31, 2015, the effective tax (benefit) rate computed in accordance with US GAAP equaled (34.2%) and 43.9%, respectively.
(2)	For both periods shown, an estimated normalized effective tax rate of 40% has been used to compute adjusted net income.

Note on Income Taxes: As of December 31, 2015, the Company had NOL carryforwards of $272,804 and $149,893 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes the Company pays for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.  For the three months ended March 31, 2016, the Company received refunds, net of estimated taxes paid, of $1,513. For the three months ended March 31, 2015, the Company paid estimated cash income taxes of $475.

The following tables set forth the reconciliation of revenues to adjusted revenues and net income to adjusted EBITDA based on our historical results for each segment for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$103,190	$28,631	$—	$131,821
Deferred revenue fair value adjustment	(11)	222	—	211
Adjusted revenues	$103,179	$28,853	$—	$132,032

Income (loss) from operations	$9,574	$(14,041)	$(8,293)	$(12,760)
Add (deduct):
Deferred revenue fair value adjustment	(11)	222	—	211
Accretion on contingent consideration	62	—	—	62
Depreciation and amortization	6,065	10,015	—	16,080
Non-cash compensation expense	3,215	6,025	2,251	11,491
Restructuring charges and transaction costs	87	4	2,238	2,329
Severance	—	309	318	627
Fair market value adjustment on
contingent consideration	—	—	50	50
Litigation related expense	—	499	—	499
Other (income) loss	—	—	10	10
Pre-tax loss attributable to non-controlling interest	594	—	—	594
Adjusted EBITDA	$19,586	$3,033	$(3,426)	$19,193

	For the Three Months Ended March 31, 2015
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$96,454	$—	$—	$96,454
Deferred revenue fair value adjustment	-	—	—	—
Adjusted revenues	$96,454	$—	$—	$96,454

Income (loss) from operations	$9,735	$—	$(3,053)	$6,682
Add (deduct):
Deferred revenue fair value adjustment	—	—	—	—
Accretion on contingent consideration	342	—	—	342
Depreciation and amortization	5,333	—	—	5,333
Non-cash compensation expense	3,121	—	298	3,419
Restructuring charges and transaction costs	—	—	1,430	1,430
Severance	593	—	—	593
Fair market value adjustment on
contingent consideration	—	—	(1,446)	(1,446)
Other (income) loss	—	—	31	31
Pre-tax loss attributable to non-controlling interest	430	—	—	430
Adjusted EBITDA	$19,554	$—	$(2,740)	$16,814

Liquidity and Capital Resources

As of March 31, 2016, we had total cash and cash equivalents of $36,550 compared to $51,718 as of December 31, 2015. We plan to use existing cash as of March 31, 2016 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and possible acquisitions or other strategic activity. In addition, during 2016, we may be required to borrow against the Amended and Restated Credit Agreement to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$13,791	$(2,748)
Net cash used in investing activities	(22,824)	(5,831)
Net cash provided by (used in) financing activities	(6,135)	8,739
Net increase (decrease) in cash and cash equivalents	(15,168)	160
Cash and cash equivalents, end of period	36,550	209,914

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 increased by $16,539 compared to the same period in 2015, primarily due to an increase in non-cash adjustments of $32,954 offset by a decreases in net income of $13,504 and changes in operating assets and liabilities, net of acquisition of $2,911.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 increased by $16,993 compared to the same period in 2015. The increase is primarily a result of an increase in cash disbursements for acquisitions of $18,125 and the purchase of ERS units of $1,500.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 decreased by $14,874 compared to the same period in 2015, primarily a result of a decrease in excess tax benefits from stock-based compensation expense of $11,743 and decrease in proceeds from the exercise of stock options of $2,503.

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

Litigation

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2016.  Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three months ended March 31, 2016, 63% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. As of March 31, 2016, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $410 to pre‑tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $330 to pre‑tax earnings.

We manage our exposure to fluctuations in the Indian Rupee by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts generally have a term of less than 12 months. The notional amount of our forward contracts was $6,222 at March 31, 2016.

A sensitivity analysis performed on our hedging portfolio indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at March 31, 2016 would decrease the fair value of our foreign currency contracts by $569. A hypothetical 10% depreciation of the U.S. dollar from its value at March 31, 2016 would increase the fair value of our foreign currency contracts by $696.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has Term Notes and a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended and Restated Credit Agreement. As of March 31, 2016, there was $148,000 of Term Notes and $2,000 revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The Company incurred interest expense of $1,818 for the three months ended March 31, 2016 related to the Amended and Restated Credit Agreement.  A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense on an annual basis by approximately $188.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a‑

15(e) and 15d‑15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item  1.Legal Proceedings

From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we are currently involved in the following matters:

Plaid Litigation

On December 2, 2014, Yodlee filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of its U.S. patents. The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid. On January 23, 2015, in lieu of filing an answer to the complaint, Plaid filed a motion to dismiss, alleging that Yodlee’s patents do not claim patent eligible subject matter. Yodlee filed its answering brief to the motion to dismiss on February 20, 2015. Plaid filed its reply brief on March 6, 2015. At the outset of the litigation, the judge presiding over the litigation referred certain matters to be handled by the assigned magistrate judge, including case scheduling, and any motions to dismiss. The magistrate judge has entered a trial date of March 13, 2017. Discovery is proceeding while the motion to dismiss is pending. On January 15, 2016, the Court issued a ruling on claim construction in which the Court specified the interpretation of certain words and phrases in the patents claims which were disputed between both parties.    On February 3, 2016, the parties jointly submitted a letter to the court in which Plaid requested that the Court stay the litigation pending the resolution of the motion to dismiss, or in the alternative defer all discovery deadlines and dispositive motion deadlines.  In that same letter, Yodlee presented its opposition to that request, noting that the Court had previously denied an earlier motion to stay discovery brought by Plaid.   In the February 3, 2016 letter, the parties also informed the Court that if the current case schedule remains in place, including the March 13, 2017 trial date, they had agreed to certain changes in the deadlines for certain discovery and pre-trial events.  On February 23, 2016, the Court entered an Order re Discovery in which it adopted the proposed changes to the pre-trial schedule with minor modifications and which maintained the March 13, 2017 trial date.    On April 22, 2016, Plaid filed a renewed motion to stay asking the Court to stay all discovery until there is final ruling on the motion to dismiss and/or until the Inter-Partes Review (“IPR’) and Covered Business Method proceedings described below are resolved.  Plaid also requested that the Court hold another scheduling conference irrespective of the outcome of the motion to stay.  It is too early to predict the outcome of these legal proceedings.  Yodlee intends to vigorously prosecute its infringement claims.  Yodlee believes Plaid’s allegations regarding Yodlee’s patents are without merit and intends to vigorously defend against these allegations.

On December 2, 2015 and December 3, 2015, Plaid filed petitions for IPR before the Patent Office’s Board of Patent Trials and Appeals (“PTAB”) against two of the seven Yodlee patents that are the subject of the lawsuit described in the immediately preceding paragraph.  In these petitions, Plaid seeks to have the PTAB find the two patents invalid in light of specific prior art raised by Plaid in the petition. If the PTAB decides to initiate the IPR proceeding, it will set a schedule for both parties’ submissions and will set a date for a trial before the PTAB. The schedule for the proceeding has not been set but, based on the statutory deadlines, a final decision would likely be rendered in June, 2017. Either party may appeal the result of the PTAB final decision to the United States Court of Appeals for the Federal Circuit. Once all appeals are exhausted, a final judgment of invalidity becomes binding on the District Court hearing the Plaid litigation. A judgment confirming validity by the PTAB is not binding on the District Court but it has significant estoppel consequences that will preclude Plaid from relying on certain kinds of prior art in the District Court proceedings.

On February 7, 2016, Plaid filed a Covered Business Method Review against one (U.S. Patent No. 6,199,077) of the two patents already at issue in the IPR Petitions.  On March 18, 2016 Plaid filed a Covered Business Method Review petition against the other patent (U.S. Patent 6,317,783) already at issue in the IPR Petitions.  On April 15, 2016,, Plaid filed a third Covered Business Method Review petition against another one of the Yodlee patents (U.S. Patent No. 6,510,451) which is the subject of the litigation described above.  On April 18, 2016, counsel for Plaid informed counsel for Yodlee that it intends for file four more Covered Business Method Petitions (after which it will have filed a Covered Business Method Review Petition against each of the seven Yodlee patents at issue in the litigation.   The schedule for the various Covered Business Method proceedings have not been set but, based on the statutory deadlines, final decisions would likely be rendered in the timeframe August - November 2017 depending on when Plaid files the remaining petitions.  As with the IPR Petitions, either party may appeal the result of the PTAB final decision in a Covered Business Method proceeding to the United States Court of Appeals for the Federal Circuit. Once all appeals are exhausted, a final judgment of invalidity becomes binding on the District Court hearing the Plaid litigation. In a Covered Business Method proceeding, a judgment confirming validity by the PTAB is not binding on the District Court but it has significant estoppel consequences that will preclude Plaid from relying on certain kinds of prior art in the District Court proceedings.

Merger Litigation

Envestnet Inc. (“Envestnet), Yale Merger Sub Inc. (“Merger Sub”), Yodlee Inc. (“Yodlee”), and all members of Yodlee’s Bboard of Ddirectors at the time of Yodlee’s acquisition (the “Acquisition”) by Envestnet have been named as defendants in two putative class actions challenging the Acquisition. The suits are captioned Suman Inala v. Yodlee, Inc., et al. (Case No. 11461) (filed September 2, 2015 and amended on October 14, 2015) and Guillaume Wieland-Paquet v. Yodlee, Inc., et al. (Case No. 11611) (filed October 14, 2015) and are pending in the Court of Chancery of the State of Delaware. The complaints allege, among other things, that the Yodlee directors breached their fiduciary duties by agreeing to sell Yodlee through a conflicted process and by failing to ensure that Yodlee’s stockholders received adequate and fair value for their shares.  The complaints also allege that the Form S-4 Registration Statement filed by the Envestnet, which contained Yodlee’s proxy statement, failed to disclose material information to Yodlee’s stockholder.  The complaints also allege that Envestnet and Merger Sub aided and abetted these breaches of fiduciary duties. The plaintiffs sought as relief, among other things, an injunction against the merger, rescission of the Merger Agreement to the extent it was already implemented, an award of damages and attorneys’ fees.

On October 16, 2015, plaintiffs moved for expedited proceedings and discovery, so as to be in a position to seek injunctive relief preventing Yodlee’s shareholders from voting on the proposed Merger. On October 28, 2015, the Court denied plaintiff’s motion and on November 19, 2015, the Merger was completed.  On March 15, 2016, Plaintiffs advised the Court that they intend to voluntarily dismiss the suits and to seek an as yet unspecified award of fees for purportedly compelling Yodlee to supplement its proxy statement in order to moot certain of plaintiffs’ claims.

Appraisal Demand

Two former shareholders of Yodlee, Blueblade Capital Opportunities LLC and Blueblade Capital Opportunities LLC II (collectively, “Blueblade”), exercised their statutory right to not accept the consideration, consisting of $11.51 in cash and 0.1889 of a share of Envestnet common stock per Yodlee share, paid by Envestnet in the Acquisition and demanded an appraisal of the “fair value” of the 577,829 shares of Yodlee common stock in which Blueblade claimed to hold a beneficial interest (“Blueblade’s shares”).  Envestnet believed that the “fair value” of Blueblade’s shares did not exceed the consideration paid in the Acquisition.  Nevertheless, Envestnet settled Bluebade’s appraisal claim in order to avoid the costs, uncertainties, disruptions and distraction of litigation.  The amount of the settlement did not have a material adverse effect on Envestnet’s results of operations or financial condition.

Item 1A.  Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our 2015 Form 10-K, when making investment decisions regarding our securities. The risk factors that were disclosed in our 2015 Form 10-K have not materially changed since the date our 2015 Form 10-K was filed.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
January 1, 2016 through January 31, 2016	8,500	$ 25.19	—	—
February 1, 2016 through February 29, 2016	162,292	21.82	—	—
March 1, 2016 through March 31, 2016	34,975	23.52	—	—

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company's management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions.   As of March 31, 2016, 2,000,000 of shares could still be purchased under this program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2016.

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

*Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) the Condensed Consolidated Statement of Equity for the three months ended March 31, 2016; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; (vi) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.