Form 10-Q
period 2016-06-30
ENVESTNET, INC.
filed 2016-08-09
CIK 1337619

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, 42,811,027 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$38,522	$51,718
Fees and other receivables, net	42,549	46,756
Prepaid expenses and other current assets	30,497	13,239
Total current assets	111,568	111,713

Property and equipment, net	28,696	28,681
Internally developed software, net	11,490	9,897
Intangible assets, net	273,979	292,675
Goodwill	423,450	421,273
Deferred tax assets, net	—	2,688
Other non-current assets	11,764	9,322
Total assets	$860,947	$876,249

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$67,213	$83,411
Accounts payable	15,941	10,420
Current portion of debt	6,064	6,064
Contingent consideration	2,763	2,537
Deferred revenue	15,272	15,089
Total current liabilities	107,253	117,521

Convertible notes	149,465	146,418
Term notes	135,303	138,335
Contingent consideration	894	1,506
Deferred revenue	16,115	14,378
Deferred rent and lease incentive	10,651	10,976
Deferred tax liabilities, net	816	—
Other non-current liabilities	7,823	6,288
Total liabilities	428,320	435,422

Commitments and contingencies

Redeemable units in ERS	900	900
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized
Common stock, par value $0.005, 500,000,000 shares authorized; 55,101,301 and 53,925,415 shares issued as of June 30, 2016 and December 31, 2015, respectively; 42,770,725 and 41,979,126 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	276	270
Additional paid-in capital	495,252	474,726
Accumulated deficit	(33,943)	(15,007)
Treasury stock at cost, 12,330,576 and 11,946,289 shares as of June 30, 2016 and December 31, 2015, respectively	(30,488)	(20,654)
Accumulated other comprehensive income	232	194
Total stockholders’ equity	431,329	439,529
Non-controlling interest	398	398
Total equity	431,727	439,927
Total liabilities and equity	$860,947	$876,249

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Assets under management or administration	$86,056	$83,819	$168,927	$164,896
Subscription and licensing	47,037	15,045	90,657	29,094
Professional services and other	8,615	3,799	13,945	5,127
Total revenues	141,708	102,663	273,529	199,117

Operating expenses:
Cost of revenues	44,902	42,486	85,060	81,181
Compensation and benefits	57,664	31,956	120,280	63,491
General and administration	28,220	15,512	53,947	29,721
Depreciation and amortization	17,100	5,725	33,180	11,058
Restructuring charges	152	518	152	518
Total operating expenses	148,038	96,197	292,619	185,969

Income (loss) from operations	(6,330)	6,466	(19,090)	13,148
Other expense, net	(4,831)	(2,251)	(8,780)	(4,454)
Income (loss) before income tax provision	(11,161)	4,215	(27,870)	8,694

Income tax provision (benefit)	(3,218)	1,679	(8,934)	3,647

Net income (loss)	(7,943)	2,536	(18,936)	5,047
Add: Net income (loss) attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to Envestnet, Inc.	$(7,943)	$2,536	$(18,936)	$5,047

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.19)	$0.07	$(0.44)	$0.14

Diluted	$(0.19)	$0.07	$(0.44)	$0.13

Weighted average common shares outstanding:
Basic	42,752,465	35,776,125	42,632,964	35,463,623

Diluted	42,752,465	37,654,074	42,632,964	37,504,028

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Envestnet, Inc.	$(7,943)	$2,536	$(18,936)	$5,047
Other comprehensive income, net of taxes
Foreign currency translation loss	(299)	—	(314)	—
Unrealized gain on foreign currency contracts designated as cash flow hedges	175	—	352	—
Total other comprehensive income, net of taxes	(124)	—	38	—
Comprehensive income (loss), net of taxes	$(8,067)	$2,536	$(18,898)	$5,047

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-	Total
			Common		Paid-in	Comprehensive	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance, December 31, 2015	53,925,415	$270	(11,946,289)	$(20,654)	$474,726	$194	$(15,007)	$398	$439,927

Exercise of stock options	248,288	1	—	—	2,278	—	—	—	2,279
Issuance of common stock - vesting of restricted stock units	927,598	5	—	—	—	—	—	—	5
Stock-based compensation expense	—	—	—	—	18,065	—	—	—	18,065
Excess tax benefits from stock-based compensation expense	—	—	—	—	183	—	—	—	183
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(340,677)	(8,386)	—	—	—	—	(8,386)
Common stock shares repurchased	—	—	(43,610)	(1,448)	—	—	—	—	(1,448)
Foreign currency translation loss	—	—	—	—	—	(314)	—	—	(314)
Unrealized gain on foreign currency contracts designated as accounting hedges	—	—	—	—	—	352	—	—	352
Net loss	—	—	—	—	—	—	(18,936)	—	(18,936)
Balance, June 30, 2016	55,101,301	$276	(12,330,576)	$(30,488)	$495,252	$232	$(33,943)	$398	$431,727

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(18,936)	$5,047
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,180	11,058
Deferred rent and lease incentive	(325)	219
Provision for doubtful accounts	106	37
Deferred income taxes	3,504	808
Stock-based compensation expense	18,318	6,749
Excess tax benefits from stock-based compensation expense	(183)	(15,495)
Non-cash interest expense	4,031	4,697
Accretion on contingent consideration	120	651
Fair market value adjustment on contingent consideration	489	(1,902)
Loss on disposal of fixed assets	220	—
Changes in operating assets and liabilities, net of acquisitions:
Fees and other receivables	4,242	(8,825)
Prepaid expenses and other current assets	(17,116)	2,028
Other non-current assets	(2,320)	(1,743)
Accrued expenses and other liabilities	(4,967)	(5,762)
Accounts payable	2,597	1,439
Deferred revenue	1,447	5,978
Other non-current liabilities	1,535	(330)
Net cash provided by operating activities	25,942	4,654

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,632)	(4,912)
Capitalization of internally developed software	(3,245)	(2,208)
Investment in private company	—	(1,500)
Purchase of ERS units	(1,500)	—
Acquisition of businesses, net of cash acquired	(18,394)	(21,712)
Net cash used in investing activities	(27,771)	(30,332)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	15,000	—
Payment on revolving credit facility	(15,000)	—
Payment of term notes	(4,000)	—
Proceeds from exercise of stock options	2,279	5,909
Excess tax benefits from stock-based compensation expense	183	15,495
Purchase of treasury stock for stock-based minimum tax withholdings	(9,834)	(6,555)
Issuance of restricted stock units	5	2
Net cash provided by (used in) financing activities	(11,367)	14,851

DECREASE IN CASH AND CASH EQUIVALENTS	(13,196)	(10,827)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,718	209,754

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,522	$198,927

Supplemental disclosure of cash flow information - net cash paid (refunded) during the period for income taxes	$(915)	$791
Supplemental disclosure of cash flow information - cash paid during the period for interest	4,192	1,634
Supplemental disclosure of non-cash operating, investing and financing activities:
Contingent consideration from a business acquisition	1,929	—
Stock and stock options issued in acquisition of business	—	8,930
Purchase liabilities included in accrued expenses	—	3,520

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

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2015 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2016 and the results of operations, equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of June 30, 2016 was derived from the Company’s audited financial statements for the year ended December 31, 2015 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Areas requiring the use of management estimates relate to revenue recognition, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of restricted stock and stock options issued, fair value of contingent consideration, realization of deferred tax assets, uncertain tax positions, fair value of the liability portion of the convertible debt and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

Share repurchase program - February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of June 30, 2016, 1,956,390 shares could still be purchased under this program.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard in its first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of the adoption of the new revenue standard on its consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  These changes became effective for the Company’s fiscal year beginning January 1, 2016 and have been reflected in these financial statements.

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

In March 2016, The FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statement of cash flows. The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. The cash paid to satisfy the statutory income tax withholding obligation will be classified as a financing activity in the statement of cash flows. Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the potential impact of this guidance on our consolidated financial statements.

3.Business Acquisitions

FinaConnect, Inc.

On February 1, 2016 Envestnet acquired all of the outstanding shares of capital stock of FinaConnect, Inc. (“FinaConnect”).  FinaConnect is a software as a services (SaaS) platform that provides reporting and practice management capabilities to financial professionals servicing the retirement plan market and is the technology platform supporting the ERS service offering.  FinaConnect is included in the Envestnet segment.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the adjustments made since the date of acquisition:

		Measurement
	Preliminary	Period	Estimate as of
	Estimate	Adjustments	June 30, 2016
Total tangible assets acquired	$136	$147	$283
Total liabilities assumed	(556)	83	(473)
Identifiable intangible assets	5,425	—	5,425
Goodwill	3,617	(230)	3,387
Total net assets acquired	$8,622	$—	$8,622

A summary of preliminary intangible assets acquired, estimated useful lives and amortization methods are as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$4,300	12	Accelerated
Proprietary technology	800	5	Straight-line
Trade names and domains	325	2	Straight-line
Total	$5,425

The results of FinaConnect’s operations are included in the condensed consolidated statement of operations beginning February 1, 2016, and are not considered material to the Company’s results of operations.

Castle Rock Innovations, Inc.

On August 31, 2015, the Company acquired all of the outstanding shares of capital stock of Castle Rock Innovations, Inc., a Delaware corporation (“Castle Rock”). Castle Rock provides data aggregation and plan benchmark solutions to retirement plan record-keepers, broker-dealers, and advisors.

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

The preliminary estimated fair value of contingent consideration as of the date of acquisition was $1,500. This amount was the present value of an undiscounted liability of $1,600, applying a discount rate of 2.7%, 3.0%, and 3.3% to the first, second, and third post-closing periods, respectively.  The first, second and third undiscounted payments are anticipated to be $714 on September 30, 2016, $603 on September 30, 2017, and $275 on September 30, 2018. During the three and six months ended June 30, 2016, the Company made a fair market value upward adjustment on the contingent consideration of $0 and $200, respectively and that adjustment is included in general and administration expense in the condensed consolidated statement of operations.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the adjustments made since the date of acquisition:

		Measurement
	Preliminary	Period	Estimate as of
	Estimate	Adjustments	June 30, 2016
Total tangible assets acquired	$255	$(112)	$143
Total liabilities assumed	(1,305)	—	(1,305)
Identifiable intangible assets	3,400	—	3,400
Goodwill	5,020	112	5,132
Total net assets acquired	$7,370	$—	$7,370

A summary of preliminary intangible assets acquired, estimated useful lives and amortization method is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$2,500	12	Accelerated
Proprietary technology	800	5	Straight-line
Trade names and domains	100	4	Straight-line
Total	$3,400

For the three and six months ended June 30, 2016, acquisition related costs for Castle Rock totaled $41 and $85 respectively, and are included in general and administration expenses. The Company may incur additional acquisition related costs during 2016.

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

Yodlee, operating as Envestnet | Yodlee, is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services. Yodlee powers digital financial solutions for over 22 million paid subscribers and over 1,000 financial institutions, financial technology innovators and financial advisory firms. Founded in 1999, the company has built a network of over 15,000 data sources and been awarded 78 patents.

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

Net cash consideration totaled approximately $375,658 and the Company issued approximately 5,974,000 shares of Envestnet common stock to Yodlee stockholders in the Merger.  Holders of 577,829 shares of Yodlee common stock exercised their statutory appraisal rights under Delaware law.  As of December 31, 2015 the Company recognized a liability in the amount of $10,061, which represented $17.49 in cash for each share of Yodlee common stock held by them.  Although the Company believed the fair value of these shares did not exceed the consideration paid in the Acquisition, nevertheless, during the first quarter of 2016, the Company settled the appraisal claim in order to avoid the costs, uncertainties, disruptions and distraction of potential litigation.  The difference between the liability as of December 31, 2015 and the settlement amount resulted in an increase to goodwill and total consideration paid.

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
$503,264

In connection with the Yodlee merger, the Company issued 1,052,000 shares of Envestnet restricted stock awards (“replacement awards”) in connection with unvested Yodlee employee equity awards. The Yodlee unvested stock options and unvested restricted stock units were canceled and exchanged for the replacement awards. In accordance with ASC 805, these awards are considered to be replacement awards. Exchanges of share options or other share-based payment awards in conjunction with a business combination are modifications of share-based payment awards in accordance with ASC Topic 718. As a result, a portion of the fair-value-based measure of Envestnet’s replacement awards are included in measuring the consideration transferred in the business combination. To determine the portion of the replacement award that is part of consideration transferred to acquire Yodlee, we have measured both the replacement awards granted by Envestnet and the historical Yodlee awards as of November 19, 2015 in accordance with ASC 718. The portion of the fair-value-based measure of the replacement award that is part of the consideration transferred in exchange for the acquisition of Yodlee, equals the portion of the Yodlee award that is attributable to pre-combination service. Envestnet is attributing a portion of the replacement awards to post-combination service as these awards require post-combination service. The fair value of the replacement awards was estimated to be $32,836 of which $4,318 was attributable to pre-acquisition services. The remaining fair value of $28,518 will be amortized over a period of 43 months subsequent to the acquisition date.

The estimated fair values of certain working capital balances, property and equipment, deferred revenue, deferred income taxes, unrecognized tax benefits, attribution of the fair market value of replacement awards, identifiable intangible assets and goodwill are provisional and are based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets and liabilities, identifiable intangible assets and goodwill and complete the acquisition accounting as soon as practicable but no later than November 18, 2016.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the adjustments made since the date of acquisition:

		Measurement
	Preliminary	Period	Estimate as of
	Estimate	Adjustments	June 30, 2016
Total tangible assets acquired	$33,815	$2,799	$36,614
Total liabilities assumed	(55,240)	163	(55,077)
Identifiable intangible assets	237,000	—	237,000
Goodwill	286,049	(1,322)	284,727
Total net assets acquired	$501,624	$1,640	$503,264

A preliminary summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Weighted Average	Amortization
	Amount	Useful Life in Years	Method
Customer list	$178,000	12	Accelerated
Backlog	11,000	4	Accelerated
Proprietary technology	35,000	5	Straight-line
Trade names	13,000	6	Straight-line
Total	$237,000

The results of Envestnet | Yodlee’s operations are included in the condensed consolidated statement of operations beginning November 20, 2015. Envestnet | Yodlee’s revenues for the three and six month periods ended June 30, 2016 totaled $30,992 and $59,623, respectively. Envestnet | Yodlee’s pre-tax loss for the three and six month periods ended June 30, 2016 totaled $11,165 and $25,023, respectively. The pre-tax losses include estimated acquired intangible asset amortization of $8,570 and $17,141 for the three and six month periods ended June 30, 2016, respectively.

For the three and six month periods ended June 30, 2016, acquisition related costs for Yodlee totaled $309 and $1,574, respectively, and are included in general and administration expenses. The Company will incur additional acquisition related costs during 2016.

Pro forma results for Envestnet, Inc. giving effect to the Finance Logix, Castle Rock and Yodlee acquisitions

The acquisition accounting for Finance Logix was completed in 2015 and therefore the business acquisition disclosure does not appear in Note 3.  The following pro forma financial information presents the combined results of operations of Envestnet, Finance Logix, Castle Rock and Yodlee for the three and six month periods ended June 30, 2015. The pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2015. The results of FinaConnect are not included in the pro forma financial information presented below as the FinaConnect acquisition was not considered material to the Company’s results of operations.

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

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Revenues	$129,427	$251,765
Net loss	(7,295)	(14,108)
Net loss per share:
Basic	(0.17)	(0.34)
Diluted	(0.17)	(0.34)

4.      Property and Equipment

			June 30,	December 31,
	Estimated Useful Life		2016	2015
Cost:
Computer equipment and software	3	years	$48,577	$44,470
Office furniture and fixtures	7	years	6,120	5,785
Leasehold improvements	Shorter of the lease term or useful life of the asset		15,874	15,123
Other office equipment	5	years	756	683
			71,327	66,061
Less accumulated depreciation and amortization			(42,631)	(37,380)
Property and equipment, net			$28,696	$28,681

During the six months ended June 30, 2016, the Company retired property and equipment that were no longer in service in the amount of $2,306 recognized a loss of $220.

Depreciation and amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Depreciation and amortization expense	$4,048	$1,658	$7,407	$3,133

5.       Internally Developed Software

Internally developed software consists of the following:

		June 30,	December 31,
	Estimated Useful Life	2016	2015
Internally developed software	5 years	$28,354	$25,109
Less accumulated amortization		(16,864)	(15,212)
Internally developed software, net		$11,490	$9,897

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization expense	$857	$632	$1,652	$1,232

6.Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by segment were as follows:

	Envestnet	Envestnet | Yodlee	Total
Balance at December 31, 2015	$135,224	$286,049	$421,273
FinaConnect acquisition	3,617	—	3,617
Purchase accounting adjustments - FinaConnect	(230)	—	(230)
Purchase accounting adjustments - Yodlee	—	(1,322)	(1,322)
Purchase accounting adjustments - Castle Rock	112	—	112
Balance at June 30, 2016	$138,723	$284,727	$423,450

Intangible assets consist of the following:

					June 30, 2016			December 31, 2015
					Gross		Net	Gross		Net
					Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	4	-	12	years	$261,710	$(48,147)	$213,563	$257,410	$(33,668)	$223,742
Backlog			4	years	11,000	(3,580)	7,420	11,000	(703)	10,297
Proprietary technologies	2.5	-	8	years	54,728	(15,006)	39,722	53,928	(9,833)	44,095
Trade names	2	-	6	years	17,015	(3,741)	13,274	16,690	(2,149)	14,541
Total intangible assets					$344,453	$(70,474)	$273,979	$339,028	$(46,353)	$292,675

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization expense	$12,195	$3,560	$24,121	$6,693

Future amortization expense of the intangible assets as of June 30, 2016, is expected to be as follows:

Years ending December 31:
Remainder of 2016	$23,574
2017	43,059
2018	36,936
2019	33,201
2020	29,239
Thereafter	107,970
$273,979

7.Other Non-Current Assets

Other non-current assets consist of the following:

	June 30,	December 31,
	2016	2015
Investment in private companies	$1,786	$2,666
Deposits:
Lease	3,677	3,198
Other	518	515
Other	5,783	2,943
	$11,764	$9,322

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, based on the three-tier fair value hierarchy.

	As of June 30, 2016
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$13,666	$13,666	$—	$—
Liabilities
Contingent consideration	$3,657	$—	$—	$3,657

	As of December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$24,422	$24,422	$—	$—
Liabilities
Contingent consideration	$4,043	$—	$—	$4,043
Foreign currency forward contracts(1)	140	—	140	—
Total liabilities	$4,183	$—	$140	$4,043

(1)	Included in prepaid and other current assets in the condensed consolidated balance sheet.

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

Level III assets and liabilities included in the table above consist of the estimated fair value of contingent consideration. A sensitivity analysis performed on our contingent consideration indicated that a hypothetical 10% increase in applicable revenue for Castle Rock and FinaConnect from their value at June 30, 2016 would result in a fair value increase of $293 in the Company’s contingent consideration balance.  A hypothetical 10% decrease in applicable revenue for Castle Rock and FinaConnect from their value at June 30, 2016 would result in a fair value decrease of $385 in the Company’s contingent consideration balance.

The fair value of the contingent consideration liabilities related to the Castle Rock and FinaConnect acquisitions were estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level III fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level III measurement not supported by market activity included our assessments of expected future cash flows related to our acquisitions of Castle Rock and FinaConnect during the subsequent three years from the date of acquisition, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the agreement.

The Company utilized a discounted cash flow method with expected future performance of Castle Rock and FinaConnect and their ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair values of their respective contingent consideration. The Company will continue to reassess the fair value of the contingent consideration for each acquisition at each reporting date until settlement.  Changes to the estimated fair values of the contingent consideration will be recognized in earnings of the Company and included in general and administrative expense on the condensed consolidated statement of operations.

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2015 to June 30, 2016:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2015	$4,043
FinaConnect acquisition	1,929
Reclassification to definite consideration	(2,924)
Fair market value adjustments, net	489
Accretion on contingent consideration	120
Balance at June 30, 2016	$3,657

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the six months ended June 30, 2016.

On December 15, 2014, the Company issued $172,500 of Convertible Notes. As of June 30, 2016 and December 31, 2015, the carrying value of the 2019 Convertible Notes equaled $149,465 and $146,418, respectively, and represents the aggregate principle amount outstanding less the unamortized discount and debt issuance costs. As of June 30, 2016 and December 31, 2015, the fair value of the Convertible Notes was $155,250 and $152,878, respectively.  The Company considers the Convertible Notes to be a Level I liability as there is observable market data to calculate the fair value of the Convertible Notes.

As of June 30, 2016 and December 31, 2015, there was $146,000 and $150,000, respectively, of Term Notes and no revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The carrying value of our Term Notes and revolving credit facility approximated fair value as they bear interest at variable rates and we believe our credit risk quality is consistent with when the debt originated. As of June 30, 2016 and December 31, 2015, the carrying value of the Term Notes equaled $141,367 and $144,399, respectively, and represents the aggregate principle amount outstanding less the unamortized debt issuance costs. The Company considers the Term Notes and revolving credit facility to be a Level II liability as of June 30, 2016.  As of December 31, 2015 the Company considered the Term Notes to be a Level I liability, due to the proximity to the date of origination.

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2016 based upon the short-term nature of the assets and liabilities.

9.Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2016	2015
Accrued investment manager fees	$27,808	$28,179
Accrued compensation and related taxes	26,388	29,493
Accrued professional services	3,090	1,201
Purchase consideration liabilities	3,336	13,676
Accrued restructuring charges	290	513
Other accrued expenses	6,301	10,349
	$67,213	$83,411

10.Income Taxes

The following table includes the Company’s income before income (loss) tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income before income tax provision (benefit)	$(11,161)	$4,215	$(27,870)	$8,694
Income tax provision (benefit)	(3,218)	1,679	(8,934)	3,647
Effective tax rate	28.8%	40.0%	32.1%	41.9%

The Company’s effective tax rate in the three months ended June 30, 2016, was lower than the effective tax rate in the three months ended June 30, 2015, primarily due to various permanent items, accrual for reserves for uncertain tax positions and a decrease in the tax rate for federal purposes from 35% to 34%. The Company’s effective tax rate in the six months ended June 30, 2016, was lower than the effective tax rate in the six months ended June 30, 2015,  primarily due to a decrease in the tax rate for federal purposes from 35% to 34%.

The liability for unrecognized tax benefits reported in other non-current liabilities was $14,683 and $14,129 at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $14,219. At this time, the Company does not believe the liability will materially decrease in the next twelve months.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $390 and $(158) during the six and twelve months ended June 30, 2016 and December 31, 2015, respectively.

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

Our Indian subsidiaries are currently under examination by the India tax authorities for the fiscal years ending March 31, 2005 and forward. Based on the outcome of the examinations of our subsidiaries or the result of the expiration of statutes of limitations it is reasonably possible that the unrecognized tax benefits could change from those recorded in the condensed consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months.

11.    Debt

The Company’s outstanding debt obligations as of June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(19,790)	(22,367)
Unamortized issuance costs on Convertible Notes	(3,245)	(3,715)
	$149,465	$146,418

Term Notes	$146,000	$150,000
Unamortized issuance costs on Term Notes	(4,633)	(5,601)
	$141,367	$144,399

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Coupon interest	$755	$755	$1,510	$1,510
Amortization of issuance costs	719	224	1,438	465
Accretion of debt discount	1,292	1,214	2,578	2,424
Interest on credit agreement	1,263	—	2,531	—
Undrawn and other fees	102	148	166	298
	$4,131	$2,341	$8,223	$4,697

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

As of June 30, 2016, there was $146,000 of Term Notes and no revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The revolving credit amount is included in the current portion of debt in the condensed consolidated balance sheet.  The Company was in compliance with all covenants under the Amended and Restated Credit Agreement as of June 30, 2016.

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

The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes. During the three and six month periods ended June 30, 2016, the Company recognized $1,292 and $2,578, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the three and six month periods ended June 30, 2016 was 6.1%.

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

As of June 30, 2016, the maximum number of common shares of the Company available for future issuance under the Company’s plans is 1,576,730.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation expense	$6,703	$3,330	$18,318	$6,749
Tax effect on stock-based compensation expense	(2,681)	(1,332)	(7,327)	(2,700)
Net effect on income	$4,022	$1,998	$10,991	$4,049

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Grant date fair value of options	$13.26	$20.60	$9.49	$20.90
Volatility	42.4%	36.8%	42.2%	37.2%
Risk-free interest rate	1.4%	1.8%	1.4%	1.7%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	6.2	6.0	6.3	6.0

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2015	3,533,791	$15.03	4.7	$61,199
Granted	105,645	20.51
Exercised	(152,220)	7.93
Forfeited	(38,777)	35.93
Outstanding as of March 31, 2016	3,448,439	15.27	4.7	50,987
Granted	55,719	31.03
Exercised	(96,068)	11.17
Forfeited	(24,191)	33.35
Outstanding as of June 30, 2016	3,383,899	15.43	4.5	67,219
Options exercisable	3,013,963	13.00	4.0	65,437

Exercise prices of stock options outstanding as of June 30, 2016 range from $0.11 to $55.29.  At June 30, 2016, there was $4,265 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.1 years.

Restricted Stock Units

Periodically, the Company grants restricted stock unit awards to employees that vest one-third on each of the first three anniversaries of the grant date. Beginning with grants issued in February 2016, restricted stock units awards vest one-third on the first anniversary of the grant date and quarterly thereafter. The Company entered into employment agreements with certain executive officers, three of whom received performance-based restricted stock unit awards in May 2016 which vest upon the achievement of certain “Target Performance Measures” as defined in the employment agreements, for the periods ending December 31, 2016, December 31, 2017 and December 31, 2018 and four of whom received restricted stock units awards in August 2016 which vest quarterly thereafter. The following is a summary of the activity for unvested restricted stock unit awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2015	2,153,211	35.63
Granted	424,844	20.57
Vested	(782,598)	35.09
Forfeited	(87,513)	32.94
Outstanding as of March 31, 2016	1,707,944	33.40
Granted	237,605	30.97
Vested	(110,999)	31.40
Forfeited	(42,781)	27.33
Outstanding as of June 30, 2016	1,791,769	31.57

At June 30, 2016, there was $49,756 of unrecognized stock-based compensation expense related to unvested restricted stock unit awards, which the Company expects to recognize over a weighted-average period of 2.4 years.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Envestnet, Inc.	$(7,943)	$2,536	$(18,936)	$5,047

Basic number of weighted-average shares outstanding	42,752,465	35,776,125	42,632,964	35,463,623
Effect of dilutive shares:
Options to purchase common stock	—	1,776,028	—	1,887,942
Unvested restricted stock units	—	101,921	—	152,463
Diluted number of weighted-average shares outstanding	42,752,465	37,654,074	42,632,964	37,504,028

Net income (loss) per share attributable to Envestnet, Inc.
Basic	$(0.19)	$0.07	$(0.44)	$0.14

Diluted	$(0.19)	$0.07	$(0.44)	$0.13

Common share equivalents for securities that were anti-dilutive or otherwise excluded from the computation of diluted net income per share attributable to Envestnet, Inc. were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Options to purchase common stock	3,383,899	271,181	3,383,899	271,181
Unvested restricted stock units	1,791,769	205,786	1,791,769	137,191
Ungranted unvested restricted stock units related to Upside	—	132,384	—	132,384
Convertible Notes	2,743,321	2,743,321	2,743,321	2,743,321
Total	7,918,989	3,352,672	7,918,989	3,284,077

14.Major Customers

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fidelity	15%	18%	15%	18%

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

Litigation

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2016. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Leases

The Company rents office space under leases that expire at various dates through 2028.  Future minimum lease commitments under these operating leases, as of June 30, 2016, were as follows:

Years ending December 31:
Remainder of 2016	$5,811
2017	10,685
2018	10,004
2019	9,600
2020	9,376
Thereafter	27,692
Total	$73,168

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

The following table presents revenue by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Envestnet	$110,716	$102,663	$213,906	$199,117
Envestnet | Yodlee	30,992	—	59,623	—
Consolidated revenue	$141,708	$102,663	$273,529	$199,117

Fidelity revenue as a percentage of Envestnet segment revenue:	19%	18%	19%	18%

No single customer amounts for Envestnet | Yodlee exceeded 10% of the segment total.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Envestnet	$10,490	$10,312	$20,064	$20,048
Envestnet | Yodlee	(11,271)	—	(25,312)	—
Total segment income (loss) from operations	(781)	10,312	(5,248)	20,048
Nonsegment operating expenses	(5,549)	(3,846)	(13,842)	(6,900)
Other expense, net	(4,831)	(2,251)	(8,780)	(4,454)
Consolidated income (loss) before income taxes (benefit)	(11,161)	4,215	(27,870)	8,694
Income tax provision (benefit)	(3,218)	1,679	(8,934)	3,647
Consolidated net income (loss)	(7,943)	2,536	(18,936)	5,047
Add: Net loss attributable to non-controlling interest	—	—	—	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$(7,943)	$2,536	$(18,936)	$5,047

Segment assets consist of cash, accounts receivable, prepaid expenses and other current assets, property, plant and equipment goodwill, and other intangibles, net, deferred tax assets and other non-current assets.

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

			June 30,	December 31,
			2016	2015
Segment assets:
Envestnet			$319,240	$323,292
Envestnet | Yodlee			541,707	552,957
Consolidated total assets			$860,947	$876,249

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment depreciation and amortization:
Envestnet	$6,360	$5,725	$12,424	$11,058
Envestnet | Yodlee	10,740	—	20,756	—
Consolidated depreciation and amortization	$17,100	$5,725	$33,180	$11,058

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment capital expenditures:
Envestnet	$1,277	$2,854	$1,918	$4,912
Envestnet | Yodlee	1,544	—	2,714	—
Consolidated capital expenditures	$2,821	$2,854	$4,632	$4,912

17.    Geographical Information

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$127,070	$94,181	$251,004	$183,507
International (1)	14,638	8,482	22,525	15,610
Total	$141,708	$102,663	$273,529	$199,117

(1)	No foreign country accounted for more than 10% of total revenue.

The following table sets forth property, plant, and equipment, net by geographic area:

	June 30,	December 31,
	2016	2015
United States	$24,723	$24,423
India	3,259	3,687
Other	714	571
Total	$28,696	$28,681

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

•	difficulty in sustaining rapid revenue growth, which may place significant demands on our administrative, operational and financial resources,

•	fluctuations in our revenue,

•	the concentration of nearly all of our revenues from the delivery of our solutions and services to clients in the financial services industry,

•	the impact of market and economic conditions on revenues,

•	our reliance on a limited number of clients for a material portion of our revenue,

•	the renegotiation of fee percentages or termination of our services by our clients,

•	our ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies,

•	the impact of market conditions on our ability to issue additional debt and equity to fund acquisitions,

•	compliance failures,

•	regulatory or third-party actions against us,

•	the failure to protect our intellectual property rights,

•	our inability to successfully execute the conversion of clients’ assets from their technology platform to our technology platforms in a timely and accurate manner,

•	general economic conditions, political and regulatory conditions,

•	the impact of fluctuations in interest rates on our business,

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

Our financial institution customers subscribe to the Envestnet | Yodlee platform to power offerings that improve consumer satisfaction and enhance engagement, while capturing cross-sell and up-sell opportunities. We estimate that our current network of financial institution customers alone reaches more than 100 million end users as of June 30, 2016, representing a significant opportunity to grow our paid user base within existing customers. Our customers that are Internet service companies have an increasingly large and diverse base of users that also provides additional growth opportunities.

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

Operational Highlights

The results of Envestnet | Yodlee’s operations are included in the condensed consolidated statement of operations beginning November 20, 2015, the date of its acquisition by Envestnet.  As a result, Envestnet’s results for the three and six month periods ended June 30, 2016 may not be comparable with Envestnet’s results for the same periods in 2015.

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 3% from $83,819 in the three months ended June 30, 2015 to $86,056 in the three months ended June 30, 2016. Subscription and licensing revenues increased 213% from $15,045 in the three months ended June 30, 2015 to $47,037 in the three months ended June 30, 2016. Total revenues, which include professional service and other fees, increased 38% from $102,663 in the three months ended June 30, 2015 to $141,708 in the three months ended June 30, 2016. The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM/AUA as well as an increase in revenues, primarily subscription and licensing revenues, totaling $30,992 related to Envestnet | Yodlee.

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 2% from $164,896 in the six months ended June 30, 2015 to $168,927 in the six months ended June 30, 2016. Subscription and licensing revenues increased 212% from $29,094 in the six months ended June 30, 2015 to $90,657 in the six months ended June 30, 2016. Total revenues, which include professional service and other fees, increased 37% from $199,117 in the six months ended June 30, 2015 to $273,529 in the six months ended June 30, 2016. The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM/AUA as well as an increase in revenues, primarily subscription and licensing revenues, totaling $59,623 related to Envestnet | Yodlee.

The net loss attributable to Envestnet, Inc. for the three months ended June 30, 2016 was $7,943 or $0.19 per diluted share, compared to net income attributable to Envestnet, Inc. of $2,536, or $0.07 per diluted share for the three months ended June 30, 2015. The net loss attributable to Envestnet, Inc. for the six months ended June 30, 2016 was $18,936 or $0.44 per diluted share, compared to net income attributable to Envestnet, Inc. of $5,047 or $0.13 per diluted share for the six months ended June 30, 2015.

Adjusted revenues for the three months ended June 30, 2016 was $141,948, an increase of 38% from $102,663 in the prior year period. Adjusted EBITDA for the three months ended June 30, 2016 was $22,304, an increase of 27% from $17,613 in the prior year period. Adjusted net income for the three months ended June 30, 2016 was $9,177, or $0.21 per diluted share, compared to adjusted net income of $8,853, or $0.24 per diluted share in the prior year period.

Adjusted revenues for the six months ended June 30, 2016 was $273,979, an increase of 38% from $199,117 in the prior year period. Adjusted EBITDA for the six months ended June 30, 2016 was $41,497, an increase of 21% from $34,427 in the prior year period. Adjusted net income for the six months ended June 30, 2016 was $16,961, or $0.39 per diluted share, compared to adjusted net income of $17,101, or $0.46 per diluted share in the prior year period.

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

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2015	2015	2015	2016	2016
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$75,922	$73,164	$92,559	$95,489	$96,700
Assets Under Administration (AUA)	181,922	177,121	197,177	207,537	220,690
Subtotal AUM/A	257,844	250,285	289,736	303,026	317,390
Licensing	534,674	538,271	561,699	576,988	685,952
Total Platform Assets	$792,518	$788,556	$851,435	$880,014	$1,003,342
Platform Accounts
AUM	332,738	344,321	490,471	498,449	503,147
AUA	695,463	718,637	807,708	904,373	935,870
Subtotal AUM/A	1,028,201	1,062,958	1,298,179	1,402,822	1,439,017
Licensing	2,044,355	2,140,672	2,176,068	2,237,427	4,304,645
Total Platform Accounts	3,072,556	3,203,630	3,474,247	3,640,249	5,743,662
Advisors
AUM/A	29,541	30,177	33,775	35,718	35,067
Licensing	12,870	13,409	13,553	13,675	16,081
Total Advisors	42,411	43,586	47,328	49,393	51,148

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended June 30, 2016
	As of	Gross		Net	Market	As of
	3/31/2016	Sales	Redemptions	Flows	Impact	6/30/2016
	(in millions except account data)
Assets under Management (AUM)	$95,489	$8,003	$(8,482)	$(479)	$1,690	$96,700
Assets under Administration (AUA)	207,537	21,915	(13,695)	8,220	4,933	220,690
Total AUM/A	$303,026	$29,918	$(22,177)	$7,741	$6,623	$317,390
Fee-Based Accounts	1,402,822			36,195		1,439,017

The above AUM/A gross sales figures include $6.3 billion in new client conversions. The Company onboarded an additional $101.2 billion in licensing conversions during the three months ended June 30, 2016, bringing total conversions for the quarter to $107.5 billion. Second quarter activity and June 30, 2016 metrics reflect a planned client departure of approximately $2.8 billion in AUM, 900 advisors and 7,000 accounts.

	Asset Rollforward - Six Months Ended June 30, 2016
	As of	Gross		Net	Market	As of
	12/31/2015	Sales	Redemptions	Flows	Impact	6/30/2016
	(in millions except account data)
Assets under Management (AUM)	$92,559	$15,277	$(13,761)	$1,516	$2,625	$96,700
Assets under Administration (AUA)	197,177	41,152	(24,354)	16,798	6,715	220,690
Total AUM/A	$289,736	$56,429	$(38,115)	$18,314	$9,340	$317,390
Fee-Based Accounts	1,298,179			140,838		1,439,017

The above AUM/A gross sales figures include $8.4 billion in new client conversions. The Company onboarded an additional $109.3 billion in licensing conversions during the six months ended June 30, 2016, bringing total conversions for the quarter to $117.7 billion.

The mix of AUM and AUA was as follows for the periods indicated:

	June 30,	September 30,	December 31,	March 31,	June 30,
	2015	2015	2015	2015	2016
Assets under management (AUM)	29%	29%	32%	32%	30%
Assets under administration (AUA)	71%	71%	68%	68%	70%
	100%	100%	100%	100%	100%

Results of Operations

Three months ended June 30, 2016 compared to three months June 30, 2015

	Three Months Ended
	June 30,
	2016	2015	Percent Change
	(in thousands)
Revenues:
Assets under management or administration	$86,056	$83,819	3%
Subscription and licensing	47,037	15,045	213%
Professional services and other	8,615	3,799	127%
Total revenues	141,708	102,663	38%
Operating expenses:
Cost of revenues	44,902	42,486	6%
Compensation and benefits	57,664	31,956	80%
General and administration	28,220	15,512	82%
Depreciation and amortization	17,100	5,725	199%
Restructuring charges	152	518	(71)%
Total operating expenses	148,038	96,197	54%
Income (loss) from operations	(6,330)	6,466	(198)%
Other expense, net	(4,831)	(2,251)	115%
Income (loss) before income tax provision (benefit)	(11,161)	4,215	* %
Income tax provision (benefit)	(3,218)	1,679	* %
Net income (loss)	(7,943)	2,536	* %
Add: Net loss attributable to non-controlling interest	—	—	—%
Net income (loss) attributable to Envestnet, Inc.	$(7,943)	$2,536	* %

*Not meaningful.

Revenues

Total revenues increased 38% from $102,663 in the three months ended June 30, 2015 to $141,708 in the three months ended June 30, 2016. The increase was primarily due to an increase in revenues from subscription and licensing of $31,992. Revenues from AUM/A were 61% and 82% of total revenues in the three months ended June 30, 2016 and 2015, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 3% from $83,819 in the three months ended June 30, 2015 to $86,056 in the three months ended June 30, 2016. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2016, relative to the corresponding period in 2015. In the second quarter of 2016, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2015 and the first quarter of 2016, partially offset by a lower overall effective fee rate on AUM/AUA primarily related to the transition of a WMS client to a lower priced solution.

The number of financial advisors with AUM or AUA on our technology platforms increased from 29,541 as of June 30, 2015 to 35,067 as of June 30, 2016 and the number of AUM or AUA client accounts increased from approximately 1,028,000 as of June 30, 2015 to approximately 1,439,000 as of June 30, 2016.

Subscription and licensing

Subscription and licensing revenues increased 213% from $15,045 in the three months ended June 30, 2015 to $47,037 in the three months ended June 30, 2016, primarily due to increases in Envestnet | Yodlee subscription revenue of $27,197.

Professional services and other

Professional services and other revenues increased 127% from $3,799 in the three months ended June 30, 2015 to $8,615 in the three months ended June 30, 2016, primarily due to an increase in Envestnet | Yodlee professional services revenue of $3,795.

Cost of revenues

Cost of revenues increased 6% from $42,486 in the three months ended June 30, 2015 to $44,902 in the three months ended June 30, 2016, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues decreased from 41% in the three months ended June 30, 2015 to 32% in the three months ended June 30, 2016 primarily as a result of Envestnet | Yodlee segment revenues with a lower cost of revenue profile.

Compensation and benefits

Compensation and benefits increased 80% from $31,956 in the three months ended June 30, 2015 to $57,664 in the three months ended June 30, 2016, primarily due to an increase in salaries, benefits and related payroll taxes of $18,013, primarily a result of an increase in headcount, including headcount related to the Yodlee acquisition. An increase in non-cash stock compensation of $3,373 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits increased from 31% in the three months ended June 30, 2015 to 41% in the three months ended June 30, 2016. The increase in the compensation and benefits as a percentage of total revenues is primarily due to the Envestnet | Yodlee segment having a higher cost profile.

General and administration

General and administration expenses increased 82% from $15,512 in the three months ended June 30, 2015 to $28,220 in the three months ended June 30, 2016, primarily due to general and administration expense increases related to the Envestnet | Yodlee segment.  As a percentage of total revenues, general and administration expenses increased from 15% in the three months ended June 30, 2015 to 20% in the three months ended June 30, 2016. The increase in the general and administration as a percentage of total revenues is primarily due to the Envestnet | Yodlee segment having a higher cost profile.

Depreciation and amortization

Depreciation and amortization expense increased 199% from $5,725 in the three months ended June 30, 2015 to $17,100 in the three months ended June 30, 2016, primarily due to increases in intangible asset amortization of $8,633, primarily a result of the Yodlee acquisition. As a percentage of total revenues, depreciation and amortization expense increased from 6% in the three months ended June 30, 2015 to 12% in the three months ended June 30, 2016.

Restructuring

In the three months ended June 30, 2016, the Company incurred restructuring charges of $152, primarily lease abandonment charges related to the former Placemark office located in Wellesley, Massachusetts.

Other expense, net

Other expense, net includes an increase in interest expense of $1,790 as a result of additional borrowings under the November 19, 2015 Amended and Restated Credit Agreement (see Note 11 to the notes to the condensed consolidated financial statements).

Income tax provision (benefit)

	Three Months Ended
	June 30,
	2016	2015
Income (loss) before income tax provision (benefit)	$(11,161)	$4,215
Income tax provision (benefit)	(3,218)	1,679
Effective tax rate	28.8%	40.0%

For the three months ended June 30, 2016, our effective tax rate differs from the statutory rate primarily due to various permanent items, accrual for reserves for uncertain tax positions and estimated research and development tax credit generation.

For the three months ended June 30, 2015, our effective tax rate differs from the statutory rate primarily due to the effect of an increase in the blended state tax rate, permanent differences, an uncertain tax position current year accrual related to transfer pricing and non-recognition of a loss from a subsidiary due to a full valuation allowance.

Six months ended June 30, 2016 compared to six months June 30, 2015

	Six Months Ended
	June 30,
	2016	2015	Percent Change
	(in thousands)
Revenues:
Assets under management or administration	$168,927	$164,896	2%
Subscription and licensing	90,657	29,094	212%
Professional services and other	13,945	5,127	172%
Total revenues	273,529	199,117	37%
Operating expenses:
Cost of revenues	85,060	81,181	5%
Compensation and benefits	120,280	63,491	89%
General and administration	53,947	29,721	82%
Depreciation and amortization	33,180	11,058	200%
Restructuring charges	152	518	(71)%
Total operating expenses	292,619	185,969	57%
Income (loss) from operations	(19,090)	13,148	* %
Other expense, net	(8,780)	(4,454)	97%
Income (loss) before income tax provision (benefit)	(27,870)	8,694	* %
Income tax provision (benefit)	(8,934)	3,647	* %
Net income (loss)	(18,936)	5,047	* %
Add: Net loss attributable to non-controlling interest	—	—	—%
Net income (loss) attributable to Envestnet, Inc.	$(18,936)	$5,047	* %

*Not meaningful.

Revenues

Total revenues increased 37% from $199,117 in the six months ended June 30, 2015 to $273,529 in the six months ended June 30, 2016. The increase was primarily due to an increase in revenues from subscription and licensing of $61,563. Revenues from AUM/A were 62% and 83% of total revenues in the six months ended June 30, 2016 and 2015, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 2% from $164,896 in the six months ended June 30, 2015 to $168,927 in the six months ended June 30, 2016. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2016, relative to the corresponding period in 2015. In the first quarter of 2016, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2015, partially offset by a lower overall effective fee rate on AUM/AUA primarily related to the transition of a WMS client to a lower priced solution.

The number of financial advisors with AUM or AUA on our technology platforms increased from 29,541 as of June 30, 2015 to 35,067 as of June 30, 2016 and the number of AUM or AUA client accounts increased from approximately 1,028,000 as of June 30, 2015 to approximately 1,439,000 as of June 30, 2016.

Subscription and licensing

Subscription and licensing revenues increased 212% from $29,094 in the six months ended June 30, 2015 to $90,657 in the six months ended June 30, 2016, primarily due to an increase in Envestnet | Yodlee subscription revenue of $52,241.

Professional services and other

Professional services and other revenues increased 172% from $5,127 in the six months ended June 30, 2015 to $13,945 in the six months ended June 30, 2016, primarily due to an increase in Envestnet | Yodlee professional services revenue of $7,382.

Cost of revenues

Cost of revenues increased 5% from $81,181 in the six months ended June 30, 2015 to $85,060 in the six months ended June 30, 2016, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues decreased from 41% in the six months ended June 30, 2015 to 31% in the six months ended June 30, 2016 primarily as a result of Envestnet | Yodlee segment revenues with a lower cost of revenue profile.

Compensation and benefits

Compensation and benefits increased 89% from $63,491 in the six months ended June 30, 2015 to $120,280 in the six months ended June 30, 2016, primarily due to an increase in salaries, benefits and related payroll taxes of $36,310, primarily a result of an increase in headcount, including headcount related to the Yodlee acquisition. An increase in non-cash stock compensation of $11,569 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits increased from 32% in the six months ended June 30, 2015 to 44% in the six months ended June 30, 2016. The increase in the compensation and benefits as a percentage of total revenues is primarily due to the Envestnet | Yodlee segment having a higher cost profile.

General and administration

General and administration expenses increased 82% from $29,721 in the six months ended June 30, 2015 to $53,947 in the six months ended June 30, 2016, primarily due to general and administration expense increases related to the Envestnet | Yodlee segment. As a percentage of total revenues, general and administration expenses increased from 15% in the six months ended June 30, 2015 to 20% in the six months ended June 30, 2016. The increase in the general and administration as a percentage of total revenues is primarily due to the Envestnet | Yodlee segment having a higher cost profile.

Depreciation and amortization

Depreciation and amortization expense increased 200% from $11,058 in the six months ended June 30, 2015 to $33,180 in the six months ended June 30, 2016, primarily due to an increase in intangible asset amortization of $17,421 and an increase in depreciation expense of $4,701, primarily a result of the Yodlee acquisition. As a percentage of total revenues, depreciation and amortization expense increased from 6% in the six months ended June 30, 2015 to 12% in the six months ended June 30, 2016.

Restructuring

In the six months ended June 30, 2016 and 2015, the Company incurred restructuring charges of $152 and $518, primarily lease abandonment charges related to the former Placemark office located in Wellesley, Massachusetts.

Other expense, net

Other expense, net includes an increase in interest expense of $3,526 as a result of additional borrowings under the November 19, 2015 Amended and Restated Credit Agreement (see Note 11 to the notes to the condensed consolidated financial statements).

Income tax provision (benefit)

	Six Months Ended
	June 30,
	2016	2015
Income (loss) before income tax provision (benefit)	$(27,870)	$8,694
Income tax provision (benefit)	(8,934)	3,647
Effective tax rate	32.1%	41.9%

For the six months ended June 30, 2016, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, various permanent items, accrual for reserves for uncertain tax positions and estimated research and development tax credit generation.

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

Segments

Business segments are generally organized around our service offerings. Financial information about each business segment is contained in Note 16 to the notes to the condensed consolidated financial statements. Our business segments are as follows:

Envestnet is a leading provider of unified wealth management software and services empowering financial advisors and institutions.

Envestnet | Yodlee is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The following table presents income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Envestnet	$10,490	$10,312	$20,064	$20,048
Envestnet | Yodlee	(11,271)	—	(25,312)	—
Total segment income (loss) from operations	(781)	10,312	(5,248)	20,048
Nonsegment operating expenses	(5,549)	(3,846)	(13,842)	(6,900)
Other expense, net	(4,831)	(2,251)	(8,780)	(4,454)
Consolidated income (loss) before income taxes (benefit)	(11,161)	4,215	(27,870)	8,694
Income tax provision (benefit)	(3,218)	1,679	(8,934)	3,647
Consolidated net income (loss)	(7,943)	2,536	(18,936)	5,047
Add: Net loss attributable to non-controlling interest	—	—	—	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$(7,943)	$2,536	$(18,936)	$5,047

Envestnet

The following table presents income from operations for the Envestnet segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Percent Change	2016	2015	Percent Change
	(in thousands)			(in thousands)
Revenues:
Assets under management or administration	$86,056	$83,819	3%	$168,927	$164,896	2%
Subscription and licensing	19,840	15,045	32%	38,416	29,094	32%
Professional services and other	4,820	3,799	27%	6,563	5,127	28%
Total revenues	110,716	102,663	8%	213,906	199,117	7%

Operating expenses:
Cost of revenues	42,490	42,486	—%	80,843	81,181	—%
Compensation and benefits	34,466	30,749	12%	69,581	61,002	14%
General and administration	16,758	12,873	30%	30,842	25,310	22%
Depreciation and amortization	6,360	5,725	11%	12,424	11,058	12%
Restructuring charges	152	518	(71)%	152	518	(71)%
Total operating expenses	100,226	92,351	9%	193,842	179,069	8%
Income from operations	$10,490	$10,312	2%	$20,064	$20,048	—%

Three months ended June 30, 2016 compared to three months June 30, 2015 for the Envestnet segment

Revenues

Total revenues increased 8% from $102,663 in the three months ended June 30, 2015 to $110,716 in the three months ended June 30, 2016. The increase was primarily due to an increase in revenues from subscription and licensing of $4,795. Revenues from AUM/A were 78% and 82% of total revenues in the three months ended June 30, 2016 and 2015, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 3% from $83,819 in the three months ended June 30, 2015 to $86,056 in the three months ended June 30, 2016. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2016, relative to the corresponding period in 2015. In the first quarter of 2016, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2015, partially offset by a lower overall effective fee rate on AUM/AUA primarily related to the transition of a WMS client to a lower priced solution.

The number of financial advisors with AUM or AUA on our technology platforms increased from 29,541 as of June 30, 2015 to 35,067 as of June 30, 2016 and the number of AUM or AUA client accounts increased from approximately 1,028,000 as of June 30, 2015 to approximately 1,439,000 as of June 30, 2016.

Subscription and licensing

Subscription and licensing revenues increased 32% from $15,045 in the three months ended June 30, 2015 to $19,840 in the three months ended June 30, 2016, primarily due to an increase in Envestnet | Tamarac related revenue of $2,998.

Professional services and other

Professional services and other revenues increased 27% from $3,799 in the three months ended June 30, 2015 to $4,820 in the three months ended June 30, 2016, primarily due to an increase in Envestnet | Tamarac professional services related revenue of $656.

Cost of revenues

Cost of revenues remained consistent year over year from $42,486 in the three months ended June 30, 2015 to $42,490 in the three months ended June 30, 2016. As a percentage of total revenues, cost of revenues decreased from 41% in the three months ended June 30, 2015 to 38% in the three months ended June 30, 2016.

Compensation and benefits

Compensation and benefits increased 12% from $30,749 in the three months ended June 30, 2015 to $34,466 in the three months ended June 30, 2016, primarily due to an increase in salaries, benefits and related payroll taxes and non-cash compensation of $3,495, primarily a result of an increase in headcount, including headcount related to the Finance Logix and Castle Rock acquisitions.  As a percentage of total revenues, compensation and benefits increased from 30% in the three months ended June 30, 2015 to 31% in the three months ended June 30, 2016.

General and administration

General and administration expenses increased 30% from $12,873 in the three months ended June 30, 2015 to $16,758 in the three months ended June 30, 2016, primarily due to increases in occupancy costs of $1,167, website and system development of $744 and nonrecurring corporate expenses of $678.  As a percentage of total revenues, general and administration expenses increased from 13% in the three months ended June 30, 2015 to 15% in the three months ended June 30, 2016.

Depreciation and amortization

Depreciation and amortization expense increased 11% from $5,725 in the three months ended June 30, 2015 to $6,360 in the three months ended June 30, 2016, primarily due to increases in depreciation of $573 from fixed asset purchases. As a percentage of total revenues, depreciation and amortization expense was 6% in the three months ended June 30, 2015 and 2016.

Six months ended June 30, 2016 compared to six months June 30, 2015 for the Envestnet segment

Revenues

Total revenues increased 7% from $199,117 in the six months ended June 30, 2015 to $213,906 in the six months ended June 30, 2016. The increase was primarily due to an increase in revenues from subscription and licensing of $9,322. Revenues from AUM/A were 79% and 83% of total revenues in the six months ended June 30, 2016 and 2015, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 2% from $164,896 in the six months ended June 30, 2015 to $168,927 in the six months ended June 30, 2016. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2016, relative to the corresponding period in 2015. In the first quarter of 2016, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2015, partially offset by a lower overall effective fee rate on AUM/AUA primarily related to the transition of a WMS client to a lower priced solution.

The number of financial advisors with AUM or AUA on our technology platforms increased from 29,541 as of June 30, 2015 to 35,067 as of June 30, 2016 and the number of AUM or AUA client accounts increased from approximately 1,028,000 as of June 30, 2015 to approximately 1,439,000 as of June 30, 2016.

Subscription and licensing

Subscription and licensing revenues increased 32% from $29,094 in the six months ended June 30, 2015 to $38,416 in the six months ended June 30, 2016, primarily due to an increase in Envestnet | Tamarac related revenue of $6,037.

Professional services and other

Professional services and other revenues increased 28% from $5,127 in the six months ended June 30, 2015 to $6,563 in the six months ended June 30, 2016, primarily due to an increase in Envestnet | Tamarac professional services related revenue of $880.

Cost of revenues

Cost of revenues remained consistent year over year from $81,181 in the six months ended June 30, 2015 to $80,843 in the six months ended June 30, 2016. As a percentage of total revenues, cost of revenues decreased from 41% in the six months ended June 30, 2015 to 38% in the six months ended June 30, 2016.

Compensation and benefits

Compensation and benefits increased 14% from $61,002 in the six months ended June 30, 2015 to $69,581 in the six months ended June 30, 2016, primarily due to an increase in salaries, benefits and related payroll taxes and non-cash compensation of $7,196, primarily a result of an increase in headcount, including headcount related to the Finance Logix and Castle Rock acquisitions. As a percentage of total revenues, compensation and benefits increased from 31% in the six months ended June 30, 2015 to 33% in the six months ended June 30, 2016.

General and administration

General and administration expenses increased 22% from $25,310 in the six months ended June 30, 2015 to $30,842 in the six months ended June 30, 2016 primarily due to increases in occupancy costs of $1,431 and website and system development of $1,311.  As a percentage of total revenues, general and administration expenses increased from 13% in the six months ended June 30, 2015 to 14% in the six months ended June 30, 2016.

Depreciation and amortization

Depreciation and amortization expense increased 12% from $11,058 in the six months ended June 30, 2015 to $12,424 in the six months ended June 30, 2016, primarily due to increases in depreciation of $1,087 from fixed asset purchases. As a percentage of total revenues, depreciation and amortization expense was 6% in the six months ended June 30, 2015 and 2016.

Envestnet | Yodlee

The following table presents income from operations for the Envestnet | Yodlee segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Percent Change	2016	2015	Percent Change
	(in thousands)			(in thousands)
Revenues:
Subscription and licensing	$27,197	$—	*	$52,241	$—	*
Professional services and other	3,795	—	*	7,382	—	*
Total revenues	30,992	—	*	59,623	—	*

Operating expenses:
Cost of revenues	2,412	—	*	4,217	—	*
Compensation and benefits	20,806	—	*	44,450	—	*
General and administration	8,305	—	*	15,512	—	*
Depreciation and amortization	10,740	—	*	20,756	—	*
Total operating expenses	42,263	—	*	84,935	—	*
Loss from operations	$(11,271)	$—	*	$(25,312)	$—	*

* Not meaningful

There are no amounts in the three and six months ended June 30, 2015, as Yodlee was acquired on November 19, 2015.  For additional information pertaining to our business segments, see Note 16 to the notes to the condensed consolidated financial statements.

Nonsegment

Nonsegment expenses increased 44% from $3,846 in the three months ended June 30, 2015 to $5,549 in the three months ended June 30, 2016, primarily due to an increase in compensation and benefits expense of $1,185, primarily due to an increase in non-cash compensation expense of $728 and an increase in general and administration expenses of $518.  Nonsegment expenses increased 101% from $6,900 in the six months ended June 30, 2015 to $13,842 in the six months ended June 30, 2016, primarily due to an increase in compensation and benefits expense of $3,760, primarily due to an increase in non-cash compensation expense of $2,681, and an increase general and administration expenses of $3,182, primarily due to an increase in fair value adjustment of contingent consideration of $2,391.

Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Adjusted revenues	$141,948	$102,663	$273,979	$199,117
Adjusted EBITDA	22,304	17,613	41,497	34,427
Adjusted net income	9,177	8,853	16,961	17,101
Adjusted net income per share	0.21	0.24	0.39	0.46

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

“Adjusted EBITDA” represents net income before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration, litigation related expense, foreign currency and related hedging activity, loss allocation from equity method investment and loss attributable to non-controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, accretion on contingent consideration, non-cash interest expense, non-cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, fair market value adjustment on contingent consideration, litigation related expense, foreign currency and related hedging activity, loss allocation from equity method investment and loss attributable to non-controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The reconciling items, and resulting adjusted net income, are presented on a different basis than historically shown to eliminate the impact of quarterly volatility of the GAAP tax provision (benefit) on the Company’s adjusted earnings figures.

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2015 and 2014, we had cash income tax payments (refunds), net of ($915) and $791 for the six months ended June 30, 2016 and 2015, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Total revenues	$141,708	$102,663	$273,529	$199,117
Deferred revenue fair value adjustment	240	—	450	—
Adjusted revenues	$141,948	$102,663	$273,979	$199,117

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$(7,943)	$2,536	$(18,936)	$5,047
Add (deduct):
Deferred revenue fair value adjustment	240	—	450	—
Interest income	(9)	(89)	(22)	(211)
Interest expense	4,131	2,341	8,223	4,697
Accretion on contingent consideration	58	309	120	651
Income tax provision (benefit)	(3,218)	1,679	(8,934)	3,647
Depreciation and amortization	17,100	5,725	33,180	11,058
Non-cash compensation expense	6,703	3,330	18,194	6,749
Restructuring charges and transaction costs	1,157	1,539	3,486	2,969
Severance	1,419	262	2,046	855
Fair market value adjustment on contingent consideration	439	(456)	489	(1,902)
Litigation related expense	1,469	—	1,968	—
Foreign currency and related hedging activity	(127)	—	(289)	—
Loss allocation from equity method investment	837	—	880	—
Loss attributable to non-controlling interest	48	437	642	867
Adjusted EBITDA	$22,304	$17,613	$41,497	$34,427

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$(7,943)	$2,536	$(18,936)	$5,047
Income tax provision (benefit) (1)	(3,218)	1,679	(8,934)	3,647
Income (loss) before income tax provision (benefit)	(11,161)	4,215	(27,870)	8,694
Add (deduct):
Deferred revenue fair value adjustment	240	—	450	—
Accretion on contingent consideration	58	309	120	651
Non-cash interest expense	2,018	1,524	4,031	3,063
Non-cash compensation expense	6,703	3,330	18,194	6,749
Restructuring charges and transaction costs	1,157	1,539	3,486	2,969
Severance	1,419	262	2,046	855
Amortization of acquired intangibles	12,195	3,560	24,121	6,693
Fair market value adjustment on contingent consideration	439	(456)	489	(1,902)
Litigation related expense	1,469	—	1,968	—
Foreign currency and related hedging activity	(127)	—	(289)	—
Loss allocation from equity method investment	837	—	880	—
Loss attributable to non-controlling interest	48	437	642	867
Adjusted net income before income tax effect	15,295	14,720	28,268	28,639
Income tax effect (2)	(6,118)	(5,867)	(11,307)	(11,538)
Adjusted net income	$9,177	$8,853	$16,961	$17,101

Basic number of weighted-average shares outstanding	42,752,465	35,776,125	42,632,964	35,463,623
Effect of dilutive shares:
Options to purchase common stock	1,307,547	1,776,028	1,269,085	1,887,942
Unvested restricted stock units	169,824	101,921	104,637	152,463
Diluted number of weighted-average shares outstanding	44,229,836	37,654,074	44,006,686	37,504,028
Adjusted net income per share - diluted	$0.21	$0.24	$0.39	$0.46

(1)

For the three months ended June 30, 2016 and 2015, the effective tax (benefit) rate computed in accordance with US GAAP equaled 28.8% and 40.0%, respectively.  For the six months ended June 30, 2016 and 2015, the effective tax (benefit) rate computed in accordance with US GAAP equaled 32.1% and 41.9%, respectively.

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

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30, 2016
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$110,716	$30,992	$—	$141,708
Deferred revenue fair value adjustment	17	223	—	240
Adjusted revenues	$110,733	$31,215	$—	$141,948

Income (loss) from operations	$10,490	$(11,271)	$(5,549)	$(6,330)
Add (deduct):
Deferred revenue fair value adjustment	17	223	—	240
Accretion on contingent consideration	58	—	—	58
Depreciation and amortization	6,360	10,740	—	17,100
Non-cash compensation expense	2,371	3,225	1,107	6,703
Restructuring charges and transaction costs	240	27	890	1,157
Severance	1,029	370	20	1,419
Fair market value adjustment on contingent consideration	—	—	439	439
Litigation related expense	—	1,239	230	1,469
Other loss	—	—	1	1
Loss attributable to non-controlling interest	48	—	—	48
Adjusted EBITDA	$20,613	$4,553	$(2,862)	$22,304

	For the Three Months Ended June 30, 2015
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$102,663	$—	$—	$102,663
Deferred revenue fair value adjustment	—	—	—	—
Adjusted revenues	$102,663	$—	$—	$102,663

Income (loss) from operations	$10,312	$—	$(3,846)	$6,466
Add (deduct):
Accretion on contingent consideration	309	—	—	309
Depreciation and amortization	5,725	—	—	5,725
Non-cash compensation expense	2,951	—	379	3,330
Restructuring charges and transaction costs	—	—	1,539	1,539
Severance	262	—	—	262
Fair market value adjustment on contingent consideration	—	—	(456)	(456)
Other loss	—	—	1	1
Loss attributable to non-controlling interest	437	—	—	437
Adjusted EBITDA	$19,996	$—	$(2,383)	$17,613

	For the Six Months Ended June 30, 2016
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$213,906	$59,623	$—	$273,529
Deferred revenue fair value adjustment	6	444	—	450
Adjusted revenues	$213,912	$60,067	$—	$273,979

Income (loss) from operations	$20,064	$(25,312)	$(13,842)	$(19,090)
Add (deduct):
Deferred revenue fair value adjustment	6	444	—	450
Accretion on contingent consideration	120	—	—	120
Depreciation and amortization	12,424	20,756	—	33,180
Non-cash compensation expense	5,586	9,250	3,358	18,194
Restructuring charges and transaction costs	327	31	3,128	3,486
Severance	1,029	679	338	2,046
Fair market value adjustment on contingent consideration	—	—	489	489
Litigation related expense	—	1,738	230	1,968
Other loss	—	—	12	12
Loss attributable to non-controlling interest	642	—	—	642
Adjusted EBITDA	$40,198	$7,586	$(6,287)	$41,497

	For the Six Months Ended June 30, 2015
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$199,117	$—	$—	$199,117
Deferred revenue fair value adjustment	—	—	—	—
Adjusted revenues	$199,117	$—	$—	$199,117

Income (loss) from operations	$20,047	$—	$(6,899)	$13,148
Add (deduct):
Accretion on contingent consideration	651	—	—	651
Depreciation and amortization	11,058	—	—	11,058
Non-cash compensation expense	6,072	—	677	6,749
Restructuring charges and transaction costs	—	—	2,969	2,969
Severance	855	—	—	855
Fair market value adjustment on contingent consideration	—	—	(1,902)	(1,902)
Other loss	—	—	32	32
Loss attributable to non-controlling interest	867	—	—	867
Adjusted EBITDA	$39,550	$—	$(5,123)	$34,427

Liquidity and Capital Resources

As of June 30, 2016, we had total cash and cash equivalents of $38,522 compared to $51,718 as of December 31, 2015. We plan to use existing cash as of June 30, 2016 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures, repay debt and for possible acquisitions or other strategic activity.  If the cash generated in the ongoing operations of our business is insufficient to fund these requirements we may be required to borrow under our bank credit agreement to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$25,942	$4,654
Net cash used in investing activities	(27,771)	(30,332)
Net cash provided by (used in) financing activities	(11,367)	14,851
Net decrease in cash and cash equivalents	(13,196)	(10,827)
Cash and cash equivalents, end of period	38,522	198,927

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 increased by $21,288 compared to the same period in 2015, primarily due to an increase in non-cash adjustments of $52,638 offset by a decreases in net incomes of $23,983 and changes in operating assets and liabilities, net of acquisition of $7,367.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 decreased by $2,561 compared to the same period in 2015. The decrease is primarily a result of a decrease in cash disbursements for acquisitions of $3,318 offset by an increase in capitalization of internally developed software of $1,037.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 increased by $26,218 compared to the same period in 2015, primarily a result of a decrease in excess tax benefits from stock-based compensation expense of $15,312, increases in payments on revolving credit facility of $4,000 and purchases of treasury stock for stock-based minimum tax withholdings of $3,279 offset by a decrease in proceeds from the exercise of stock options of $3,630.

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

Leases

The Company rents office space under leases that expire at various dates through 2028.  Future minimum lease commitments under these operating leases, as of June 30, 2016, were as follows:

Years ending December 31:
Remainder of 2016	$5,811
2017	10,685
2018	10,004
2019	9,600
2020	9,376
Thereafter	27,692
Total	$73,168

Litigation

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2016.  Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and six months ended June 30, 2016, 61% and 62%, respectively, of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and six months ended June 30, 2016, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $371 and $780, respectively, to pre‑tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $304 and $638, respectively, to pre‑tax earnings.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has Term Notes and a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended and Restated Credit Agreement. As of June 30, 2016, there was $146,000 of Term Notes and no revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The Company incurred interest expense of $1,848 and $3,666 for the three and six months ended June 30, 2016 related to the Amended and Restated Credit Agreement.  A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense on an annual basis by approximately $365.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2016, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we are currently involved in the following matters:

Plaid Litigation

On December 2, 2014, Yodlee filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of its U.S. patents. The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid. On January 23, 2015, in lieu of filing an answer to the complaint, Plaid filed a motion to dismiss, alleging that Yodlee’s patents do not claim patent eligible subject matter. Yodlee filed its answering brief to the motion to dismiss on February 20, 2015. Plaid filed its reply brief on March 6, 2015. At the outset of the litigation, the judge presiding over the litigation referred certain matters to be handled by the assigned magistrate judge, including case scheduling, and any motions to dismiss. On May 23, 2016, the magistrate judge issued a report and recommendation that the district judge deny Plaid’s motion to dismiss with respect to four of the asserted patents in its entirety, deny Plaid’s motion to dismiss with respect to two of the asserted patents in part, and grant Plaid’s motion to dismiss with respect to the final asserted patent in its entirety.  On June 9, 2016, both parties filed limited objections to the magistrate judge’s report and recommendation.  On June 27, 2016, both parties filed responses to each other’s objections. These objections are pending before the district judge.

While Plaid’s motion to dismiss was pending, the magistrate judge entered a trial date of March 13, 2017 and discovery has proceeded. On January 15, 2016, the Court issued a ruling on claim construction in which the Court specified the interpretation of certain words and phrases in the patents claims which were disputed between both parties.  On May 9, 2016, the Court ordered that Plaid answer Yodlee’s complaint on May 31, 2016.  On May 31, 2016, Plaid filed its answer and counterclaims to Yodlee’s complaint.  Plaid’s counterclaims seek declaratory judgment that Yodlee’s patents are not infringed, invalid, and unenforceable.  In addition, Plaid’s counterclaims allege an antitrust violation under section 2 of the Sherman Act, 15 U.S.C. § 2, unfair competition under California State Law and common law, and violation of the Lanham Act, 15 U.S.C. § 1125(a).  The counterclaims seek unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Yodlee.  Yodlee believes Plaid’s allegations are without merit and intends to vigorously defend against these allegations.  On June 24, 2016, Yodlee filed its answer to Plaid’s counterclaims in which it denied Plaid’s allegations and denied that Plaid is entitled to any relief.

On December 2, 2015 and December 3, 2015, Plaid filed petitions for Inter-Partes Review (“IPR”) before the Patent Office’s Board of Patent Trials and Appeals (“PTAB”) against two of the seven Yodlee patents that are the subject of the lawsuit described in the immediately preceding paragraph.  In these petitions, Plaid seeks to have the PTAB find the two patents invalid in light of specific prior art raised by Plaid in the petition.  On June 8, 2016, the PTAB issued a decision granting institution of IPR proceedings against U.S. Patent No. 6,317,783.  The Oral argument with respect to this petition is scheduled for March 7, 2017 and a final decision is due on June 8, 2017. Either party may appeal the result of the PTAB final decision to the United States Court of Appeals for the Federal Circuit. Once all appeals are exhausted, a final judgment of invalidity becomes binding on the District Court hearing the Plaid litigation. A judgment confirming validity by the PTAB is not binding on the District Court but it has significant estoppel consequences that will preclude Plaid from relying on certain kinds of prior art in the District Court proceedings. On June 9, 2016, the PTAB issued a decision denying institution of IPR proceedings challenging the validity of U.S. Patent No. 6,199,077. On July 11, 2016, Plaid filed a petition for rehearing requesting that the PTAB reverse its June 9 decision regarding IPR proceedings for U.S. Patent No. 6,199,077.

On February 7, 2016, Plaid filed a Covered Business Method Review against one (U.S. Patent No. 6,199,077) of the two patents already at issue in the IPR Petitions.  On March 18, 2016, Plaid filed a Covered Business Method Review petition against the other patent (U.S. Patent 6,317,783) already at issue in the IPR Petitions.  On April 15, 2016, Plaid filed a third Covered Business Method Review petition against another one of the Yodlee patents (U.S. Patent No. 6,510,451) which is the subject of the litigation described above.  On May 31, 2016, Plaid filed two Covered Business Method Review petitions against two Yodlee patents at issue in the litigation (U.S. Patent Nos. 7,263,548 and 7,424,520) and on June 10, 2016, Plaid filed two Covered Business Method Review petitions against two more Yodlee patents at issue in the litigation (U.S. Patent Nos. 7,752,535, and 8,266,515), thus having all seven patents in the litigation the subject of pending Covered Business Method Review petitions.  The schedule for the various Covered Business Method proceedings have not been set but, based on the statutory deadlines, final decisions would likely be rendered in the timeframe August - December 2017.  As with the IPR Petitions, either party may appeal the result of the PTAB final decision in a Covered Business Method proceeding to the United States Court of Appeals for the Federal Circuit. Once all appeals are exhausted, a final judgment of invalidity becomes binding on the District Court hearing the Plaid litigation. In a Covered Business Method proceeding, a judgment confirming validity by the PTAB is not binding on the District Court but it has significant estoppel consequences that will preclude Plaid from relying on certain kinds of prior art in the District Court proceedings.

Merger Litigation

Envestnet Inc. (“Envestnet”), Yale Merger Sub Inc. (“Merger Sub”), Yodlee Inc. (“Yodlee”), and all members of Yodlee’s board of directors at the time of Yodlee’s acquisition (the “Acquisition”) by Envestnet were named as defendants in two putative class actions challenging the Acquisition. The suits, captioned Suman Inala v. Yodlee, Inc., et al. (Case No. 11461) (filed September 2, 2015 and amended on October 14, 2015) and Guillaume Wieland-Paquet v. Yodlee, Inc., et al. (Case No. 11611) (filed October 14, 2015), were pending in the Court of Chancery of the State of Delaware. The complaints alleged, among other things, that the Yodlee directors breached their fiduciary duties by agreeing to sell Yodlee through a conflicted process and by failing to ensure that Yodlee’s stockholders received adequate and fair value for their shares.  The complaints also alleged that the Form S-4 Registration Statement filed by Envestnet, which contained Yodlee’s proxy statement, failed to disclose material information to Yodlee’s stockholder.  The complaints also alleged that Envestnet and Merger Sub aided and abetted these breaches of fiduciary duties. The plaintiffs sought as relief, among other things, an injunction against the merger, rescission of the Merger Agreement to the extent it was already implemented, an award of damages and attorneys’ fees.

On October 16, 2015, plaintiffs moved for expedited proceedings and discovery, so as to be in a position to seek injunctive relief preventing Yodlee’s shareholders from voting on the proposed Merger. On October 28, 2015, the Court denied plaintiff’s motion and on November 19, 2015, the Merger was completed.  On March 15, 2016, Plaintiffs advised the Court that they intended to voluntarily dismiss the suits and to seek an as yet unspecified award of fees for purportedly compelling Yodlee to supplement its proxy statement in order to moot certain of plaintiffs’ claims.

On May 17, 2016, the Delaware Court of Chancery (the “Court”) entered a Stipulation and Proposed Order Concerning Voluntary Dismissal of the Action and Plaintiffs’ Anticipated Application for Attorneys’ Fees and Expenses. The Court dismissed the Actions and retained jurisdiction solely for the purpose of determining any application for an award of attorneys’ fees and reimbursement of expenses by the plaintiffs and their counsel, who contend that supplemental proxy materials filed by Yodlee on October 26, 2015 contained supplemental disclosures of material fact that mooted plaintiffs’ disclosure claims. During the second quarter of 2016, the parties reached an agreement with respect to such fees and expenses in the amount of $200,000 (the “settlement amount”), and on July 13, 2016 the Court entered a Stipulation and Order directing payment of the settlement amount to plaintiffs’ counsel (the “Order”). The Company has denied any wrongdoing, and agreed to pay the settlement amount to avoid incurring further costs of litigation. The Company agreed to pay the settlement amount within 10 business days after the entry of the Order, which the Company did. The Court did not pass on the amount of the settlement. Any stockholder seeking additional information about this matter should contact W. Scott Holleman, counsel for plaintiffs, at ScottH@johnsonandweaver.com or (212) 802-1486, or Jonathan Medow, counsel for Envestnet, at jmedow@mayerbrown.com or (312) 701-7060.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
April 1, 2016 through April 30, 2016	7,794	$ 29.13	—	2,000,000
May 1, 2016 through May 31, 2016	20,911	31.69	—	2,000,000
June 1, 2016 through June 30, 2016	60,060	34.10	43,610	1,956,390

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions.   As of June 30, 2016, 1,956,390 of shares could still be purchased under this program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2016.

ENVESTNET, INC.

By:	/s/ Judson Bergman
Judson Bergman
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Employment agreement, dated as of May 12, 2016, between Envestnet, Inc. and Judson Bergman (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2016)
10.2	Employment agreement, dated as of May 12, 2016, between Envestnet, Inc. and William Crager (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 13, 2016)
10.3	Employment agreement, dated as of May 12, 2016, between Envestnet, Inc. and Peter D’Arrigo (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 13, 2016)
10.4	Full Value Award Grant Certificate and Terms and Conditions for Judson Bergman, dated May 12, 2016 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on May 13, 2016)
10.5	Full Value Award Grant Certificate and Terms and Conditions for Bill Crager, dated May 12, 2016 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on May 13, 2016)
10.6	Full Value Award Grant Certificate and Terms and Conditions for Peter D’Arrigo, dated May 12, 2016 (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on May 13, 2016)
10.7	Nonqualified Stock Option Grant Certificate and Terms and Conditions for Judson Bergman, dated May 12, 2016 (Incorporated by reference to Exhibit 10.7 to Form 8-K filed on May 13, 2016)
10.8	Employment agreement, dated as of January 27, 2016, between Envestnet, Inc. and Anil Arora**
10.9	Nonqualified Stock Option Grant Certificate and Terms and Conditions for Anil Arora, dated December 12, 2015**
10.10	Full Value Award Grant Certificate and Terms and Conditions for Anil Arora, dated December 12, 2015**
10.11	Employment agreement, dated as of August 2, 2016, between Envestnet, Inc. and Josh Mayer (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 4, 2016)
10.12	Employment agreement, dated as of August 2, 2016, between Envestnet, Inc. and Scott Grinis (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 4, 2016)
10.13	Full Value Award Grant Certificate and Terms and Conditions for Josh Mayer, dated August 2, 2016 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 4, 2016)
10.14	Full Value Award Grant Certificate and Terms and Conditions for Scott Grinis, dated August 2, 2016 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 4, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

*Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015;

(iii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) the Condensed Consolidated Statement of Equity for the six months ended June 30, 2016; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; (vi) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

**Filed herewith.