Form 10-Q
period 2016-09-30
ENVESTNET, INC.
filed 2016-11-09
CIK 1337619

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, 43,053,724 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$50,662	$51,718
Fees and other receivables, net	42,451	46,756
Prepaid expenses and other current assets	19,811	13,239
Total current assets	112,924	111,713

Property and equipment, net	32,566	28,681
Internally developed software, net	13,544	9,897
Intangible assets, net	262,234	292,675
Goodwill	422,565	421,273
Deferred tax assets, net	12,961	2,688
Other non-current assets	13,156	9,322
Total assets	$869,950	$876,249

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$74,650	$83,411
Accounts payable	10,456	10,420
Current portion of debt	33,177	6,064
Contingent consideration	1,929	2,537
Deferred revenue	15,379	15,089
Total current liabilities	135,591	117,521

Convertible notes	151,019	146,418
Term notes	106,674	138,335
Contingent consideration	1,295	1,506
Deferred revenue	16,220	14,378
Deferred rent and lease incentive	12,174	10,976
Other non-current liabilities	10,625	6,288
Total liabilities	433,598	435,422

Commitments and contingencies

Redeemable units in ERS	900	900
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized
Common stock, par value $0.005, 500,000,000 shares authorized; 55,279,299 and 53,925,415 shares issued as of September 30, 2016 and December 31, 2015, respectively; 42,917,855 and 41,979,126 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	276	270
Additional paid-in capital	504,529	474,726
Accumulated deficit	(38,000)	(15,007)
Treasury stock at cost, 12,361,444 and 11,946,289 shares as of September 30, 2016 and December 31, 2015, respectively	(31,619)	(20,654)
Accumulated other comprehensive income (loss)	(132)	194
Total stockholders’ equity	435,054	439,529
Non-controlling interest	398	398
Total equity	435,452	439,927
Total liabilities and equity	$869,950	$876,249

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Assets under management or administration	$90,042	$85,576	$258,969	$250,472
Subscription and licensing	51,959	16,163	142,303	45,257
Professional services and other	7,154	1,628	21,412	6,755
Total revenues	149,155	103,367	422,684	302,484

Operating expenses:
Cost of revenues	47,259	41,027	132,319	122,208
Compensation and benefits	60,345	32,671	180,625	96,162
General and administration	26,150	15,184	80,097	44,905
Depreciation and amortization	16,692	6,157	49,872	17,215
Restructuring charges	—	—	152	518
Total operating expenses	150,446	95,039	443,065	281,008

Income (loss) from operations	(1,291)	8,328	(20,381)	21,476
Other expense, net	(4,434)	(2,347)	(13,214)	(6,801)
Income (loss) before income tax provision	(5,725)	5,981	(33,595)	14,675

Income tax provision (benefit)	(1,668)	2,679	(10,602)	6,326

Net income (loss)	(4,057)	3,302	(22,993)	8,349
Add: Net income (loss) attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to Envestnet, Inc.	$(4,057)	$3,302	$(22,993)	$8,349

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.09)	$0.09	$(0.54)	$0.23

Diluted	$(0.09)	$0.09	$(0.54)	$0.22

Weighted average common shares outstanding:
Basic	42,843,103	36,021,784	42,704,383	35,651,508

Diluted	42,843,103	37,614,701	42,704,383	37,563,815

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Envestnet, Inc.	$(4,057)	$3,302	$(22,993)	$8,349
Other comprehensive income (loss), net of taxes
Foreign currency translation gain (loss)	192	—	(122)	—
Losses on foreign currency contracts designated as cash flow hedges reclassified to earnings	(556)	—	(204)	—
Total other comprehensive loss, net of taxes	(364)	—	(326)	—
Comprehensive income (loss), net of taxes	$(4,421)	$3,302	$(23,319)	$8,349

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-	Total
			Common		Paid-in	Comprehensive	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance, December 31, 2015	53,925,415	$270	(11,946,289)	$(20,654)	$474,726	$194	$(15,007)	$398	$439,927

Exercise of stock options	348,245	1	—	—	3,165	—	—	—	3,166
Issuance of common stock - vesting of restricted stock units	1,005,639	5	—	—	—	—	—	—	5
Stock-based compensation expense	—	—	—	—	25,168	—	—	—	25,168
Excess tax benefits from stock-based compensation expense	—	—	—	—	1,470	—	—	—	1,470
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(371,545)	(9,517)	—	—	—	—	(9,517)
Common stock shares repurchased	—	—	(43,610)	(1,448)	—	—	—	—	(1,448)
Foreign currency translation loss	—	—	—	—	—	(122)	—	—	(122)
Losses on foreign currency contracts designated as cash flow hedges reclassified to earnings	—	—	—	—	—	(204)	—	—	(204)
Net loss	—	—	—	—	—	—	(22,993)	—	(22,993)
Balance, September 30, 2016	55,279,299	$276	(12,361,444)	$(31,619)	$504,529	$(132)	$(38,000)	$398	$435,452

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(22,993)	$8,349
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,872	17,215
Deferred rent and lease incentive	(324)	628
Provision for doubtful accounts	369	31
Deferred income taxes	(10,273)	(264)
Stock-based compensation expense	25,872	10,157
Excess tax benefits from stock-based compensation expense	(1,470)	(18,010)
Non-cash interest expense	6,955	7,081
Accretion on contingent consideration	143	794
Fair market value adjustment on contingent consideration	838	(3,791)
Loss allocation from equity method investment	1,130	—
Loss on disposal of fixed assets	220	—
Changes in operating assets and liabilities, net of acquisitions:
Fees and other receivables	4,077	(4,817)
Prepaid expenses and other current assets	(4,960)	4,534
Other non-current assets	(4,271)	(1,024)
Accrued expenses and other liabilities	275	(2,068)
Accounts payable	124	113
Deferred revenue	1,959	7,331
Other non-current liabilities	4,337	(428)
Net cash provided by operating activities	51,880	25,831

INVESTING ACTIVITIES:
Purchase of property and equipment	(10,839)	(6,852)
Capitalization of internally developed software	(6,217)	(3,782)
Investment in private company	(738)	(1,500)
Purchase of ERS units	(1,500)	(100)
Acquisition of businesses, net of cash acquired	(18,394)	(27,332)
Net cash used in investing activities	(37,688)	(39,566)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	25,000	—
Payment on revolving credit facility	(25,000)	—
Payments of contingent consideration	(2,924)	(7,219)
Payment of term notes	(6,000)	—
Issuance of redeemable units in ERS	—	900
Proceeds from exercise of stock options	3,166	7,448
Excess tax benefits from stock-based compensation expense	1,470	18,010
Purchase of treasury stock for stock-based minimum tax withholdings	(9,517)	(6,812)
Common stock acquired under the share repurchase program	(1,448)	—
Issuance of restricted stock units	5	2
Net cash provided by (used in) financing activities	(15,248)	12,329

DECREASE IN CASH AND CASH EQUIVALENTS	(1,056)	(1,406)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,718	209,754

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,662	$208,348

Supplemental disclosure of cash flow information - net cash paid (refunded) during the period for income taxes	$(175)	$937
Supplemental disclosure of cash flow information - cash paid during the period for interest	5,390	2,454
Supplemental disclosure of non-cash operating, investing and financing activities:
Contingent consideration issued in a business acquisition	1,929	2,363
Stock and stock options issued in acquisition of business	—	8,930
Purchase liabilities included in accrued expenses	—	3,520
Leasehold improvements funded by lease incentive	1,522	330
Purchase of fixed assets included in accounts payable	—	209

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

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2015 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2016 and the results of operations, equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of September 30, 2016 was derived from the Company’s audited financial statements for the year ended December 31, 2015 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

Share repurchase program – On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other transactions or otherwise, all in compliance with applicable laws and other restrictions. As of September 30, 2016, 1,956,390 shares could still be purchased under this program.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The Company adopted the guidance for the Company’s fiscal year beginning January 1, 2016 and resulted in a decrease in current assets and current liabilities of $1,936 and decreases in non-current assets and non-current liabilities of $7,380 in the prior year.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for the Company January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so for which it must be retrospectively applied at the earliest date practical. Upon adoption, the Company does not anticipate significant changes to the Company's existing accounting policies or presentation of the consolidated statements of cash flows.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the adjustments made since the date of acquisition:

		Measurement
	Preliminary	Period	Estimate as of
	Estimate	Adjustments	September 30, 2016
Total tangible assets acquired	$136	$147	$283
Total liabilities assumed	(556)	83	(473)
Identifiable intangible assets	5,425	—	5,425
Goodwill	3,617	(230)	3,387
Total net assets acquired	$8,622	$—	$8,622

A summary of preliminary intangible assets acquired, estimated useful lives and amortization methods are as follows:

			Amortization
	Amount	Useful Life in Years	Method
Customer list	$4,300	12	Accelerated
Proprietary technology	800	5	Straight-line
Trade names and domains	325	2	Straight-line
Total	$5,425

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

The estimated consideration transferred in the acquisition was as follows:

Cash consideration	$6,190
Contingent consideration liability	1,500
Cash acquired	(320)
Total	$7,370

In connection with the acquisition of Castle Rock, the Company is required to pay contingent consideration of 40% of the first annual post-closing period revenues minus $100,  35% of the second annual post-closing period revenue minus $100 and 30% of the third annual post-closing period revenue minus $100. The Company recorded a preliminary estimated liability as of the date of acquisition of $1,500, which represented the estimated fair value of contingent consideration on the date of acquisition and is considered a Level III fair value measurement as described in Note 9.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the adjustments made since the date of acquisition:

		Measurement
	Preliminary	Period	As of
	Estimate	Adjustments	September 30, 2016
Total tangible assets acquired	$255	$(112)	$143
Total liabilities assumed	(1,305)	—	(1,305)
Identifiable intangible assets	3,400	500	3,900
Goodwill	5,020	(388)	4,632
Total net assets acquired	$7,370	$—	$7,370

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

			Amortization
	Amount	Useful Life in Years	Method
Customer list	$3,000	12	Accelerated
Proprietary technology	800	5	Straight-line
Trade names and domains	100	4	Straight-line
Total	$3,900

For the three and nine months ended September 30, 2016, acquisition related costs for Castle Rock totaled $25 and $110 respectively, and are included in general and administration expenses. The Company may incur additional acquisition related costs during 2016.

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

Yodlee, operating as Envestnet | Yodlee, is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services. Yodlee powers digital financial solutions for over 22 million paid subscribers and over 1,000 financial institutions, financial technology innovators and financial advisory firms. Founded in 1999, the company has built a network of over 15,500 data sources and been awarded 78 patents.

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

The preliminary estimated consideration transferred in the acquisition was as follows:

Cash consideration	$375,658
Stock consideration	186,522
Attribution of the fair market value of replacement awards	4,318
Cash acquired	(63,234)
Total	$503,264

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the cumulative adjustments made since the date of acquisition:

		Measurement
	Preliminary	Period	As of
	Estimate	Adjustments	September 30, 2016
Total tangible assets acquired	$33,815	$2,799	$36,614
Total liabilities assumed	(55,240)	—	(55,240)
Identifiable intangible assets	237,000	—	237,000
Goodwill	286,049	(1,159)	284,890
Total net assets acquired	$501,624	$1,640	$503,264

A preliminary summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

			Amortization
	Amount	Useful Life in Years	Method
Customer list	$178,000	12	Accelerated
Backlog	11,000	4	Accelerated
Proprietary technology	35,000	5	Straight-line
Trade names	13,000	6	Straight-line
Total	$237,000

The results of Envestnet | Yodlee’s operations are included in the condensed consolidated statement of operations beginning November 20, 2015. Envestnet | Yodlee’s revenues for the three and nine month periods ended September 30, 2016 totaled $34,644 and $94,267, respectively. Envestnet | Yodlee’s  pre-tax loss for the three and nine month periods ended September 30, 2016 totaled $8,416 and $33,728, respectively. The pre-tax losses include estimated acquired intangible asset amortization of $8,571 and $25,712 for the three and nine month periods ended September 30, 2016, respectively.

For the three and nine month periods ended September 30, 2016, acquisition related costs for Yodlee totaled $214 and $1,788, respectively, and are included in general and administration expenses. The Company will incur additional acquisition related costs during 2016.

Pro forma results for Envestnet, Inc. giving effect to the Finance Logix, Castle Rock and Yodlee acquisitions

The acquisition accounting for Finance Logix was completed in 2015 and therefore the business acquisition disclosure does not appear in Note 3.  The following pro forma financial information presents the combined results of operations of Envestnet, Finance Logix, Castle Rock and Yodlee for the three and nine month periods ended September 30, 2015. The pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2015. The results of FinaConnect are not included in the pro forma financial information presented below as the FinaConnect acquisition was not considered material to the Company’s results of operations.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Revenues	$132,389	$384,154
Net loss	(6,505)	(21,587)
Net loss per share:
Basic	(0.15)	(0.51)
Diluted	(0.15)	(0.51)

4.      Property and Equipment

Property and equipment consists of the following:

			September 30,	December 31,
	Estimated Useful Life		2016	2015
Cost:
Computer equipment and software	3	years	$52,518	$44,470
Office furniture and fixtures	7	years	7,024	5,785
Leasehold improvements	Shorter of the lease term or useful life of the asset		17,924	15,123
Other office equipment	5	years	1,207	683
			78,673	66,061
Less accumulated depreciation and amortization			(46,107)	(37,380)
Property and equipment, net			$32,566	$28,681

During the nine months ended September 30, 2016, the Company retired property and equipment that were no longer in service in the amount of $2,396 and recognized a loss of $220.

Depreciation and amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Depreciation and amortization expense	$3,740	$1,967	$11,147	$5,100

5.       Internally Developed Software

Internally developed software consists of the following:

		September 30,	December 31,
	Estimated Useful Life	2016	2015
Internally developed software	5 years	$31,325	$25,109
Less accumulated amortization		(17,781)	(15,212)
Internally developed software, net		$13,544	$9,897

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization expense	$917	$682	$2,569	$1,914

6.Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by segment were as follows:

	Envestnet	Envestnet | Yodlee	Total
Balance at December 31, 2015	$135,224	$286,049	$421,273
FinaConnect acquisition	3,617	—	3,617
Purchase accounting adjustments - FinaConnect	(230)	—	(230)
Purchase accounting adjustments - Yodlee	—	(1,159)	(1,159)
Purchase accounting adjustments - Castle Rock	(388)	—	(388)
Other	(490)	(58)	(548)
Balance at September 30, 2016	$137,733	$284,832	$422,565

Intangible assets consist of the following:

					September 30, 2016			December 31, 2015
					Gross		Net	Gross		Net
					Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	4	-	12	years	$262,000	$(55,451)	$206,549	$257,410	$(33,668)	$223,742
Backlog			4	years	11,000	(5,017)	5,983	11,000	(703)	10,297
Proprietary technologies	2.5	-	8	years	54,728	(17,536)	37,192	53,928	(9,833)	44,095
Trade names	2	-	6	years	17,015	(4,505)	12,510	16,690	(2,149)	14,541
Total intangible assets					$344,743	$(82,509)	$262,234	$339,028	$(46,353)	$292,675

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization expense	$12,035	$3,508	$36,156	$10,201

Future amortization expense of the intangible assets as of September 30, 2016, is expected to be as follows:

Years ending December 31:
Remainder of 2016	$11,829
2017	43,059
2018	36,936
2019	33,201
2020	29,239
Thereafter	107,970
$262,234

7.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2016	2015
Income tax receivable	$8,692	$5,118
Prepaid insurance	1,000	171
Prepaid rent	691	—
FinaConnect escrow - current portion	429	—
Other	8,999	7,950
	$19,811	$13,239

8.Other Non-Current Assets

Other non-current assets consist of the following:

	September 30,	December 31,
	2016	2015
Investment in private companies	$2,274	$2,666
Deposits:
Lease	3,722	3,198
Other	2,083	515
Other	5,077	2,943
	$13,156	$9,322

9.Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, based on the three-tier fair value hierarchy.

	As of September 30, 2016
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$22,935	$22,935	$—	$—
Liabilities
Contingent consideration	$3,224	$—	$—	$3,224

	As of December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$24,422	$24,422	$—	$—
Liabilities
Contingent consideration	$4,043	$—	$—	$4,043
Foreign currency forward contracts(1)	140	—	140	—
Total liabilities	$4,183	$—	$140	$4,043

(1)	Included in prepaid and other current assets in the condensed consolidated balance sheet.

Level I assets and liabilities included in the table above include government money-market funds not insured by the FDIC.  The fair values of the Company’s investments in government money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. These money-market funds are considered Level I and are included in cash and cash equivalents in the condensed consolidated balance sheets.

Level II assets and liabilities included in the table above include unrealized gain or loss on forward currency contracts. The forward currency contracts are measured using the difference between the market quotes of trading currencies adjusted for forward points and the executed contract rate.

Level III assets and liabilities included in the table above consist of the estimated fair value of contingent consideration. A sensitivity analysis performed on our contingent consideration indicated that a hypothetical 10% increase in applicable revenue for Castle Rock and FinaConnect from their value at September 30, 2016 would result in a fair value increase of $327 in the Company’s contingent consideration balance. A hypothetical 10% decrease in applicable revenue for Castle Rock and FinaConnect from their value at September 30, 2016 would result in a fair value decrease of $345 in the Company’s contingent consideration balance.

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

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2015 to September 30, 2016:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2015	$4,043
Settlement of contingent consideration liabilities	(2,924)
FinaConnect acquisition	1,929
Reclassification to definite consideration	(805)
Fair market value adjustments, net	838
Accretion on contingent consideration	143
Balance at September 30, 2016	$3,224

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the nine months ended September 30, 2016.

On December 15, 2014, the Company issued $172,500 of Convertible Notes. As of September 30, 2016 and December 31, 2015, the carrying value of the 2019 Convertible Notes equaled $151,019 and $146,418, respectively, and represents the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of September 30, 2016 and December 31, 2015, the fair value of the Convertible Notes was $167,109 and $152,878, respectively.  The Company considers the Convertible Notes to be a Level II liability and uses a market approach to calculate the fair value of the Convertible Notes.  The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on September 30, 2016.

As of September 30, 2016 and December 31, 2015, there was $144,000 and $150,000, respectively, of Term Notes and no revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The outstanding value of our Term Notes and revolving credit facility approximated fair value as they bear interest at variable rates and we believe our credit risk quality is consistent with when the debt originated. As of September 30, 2016 and December 31, 2015, the carrying value of the Term Notes equaled $139,851 and $144,399, respectively, and represents the aggregate principal amount outstanding less the unamortized debt issuance costs. The Company considers the Term Notes and revolving credit facility to be a Level II liability as of September 30, 2016.  As of December 31, 2015 the Company considered the Term Notes to be a Level I liability, due to the proximity to the date of origination.

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2016 based upon the short-term nature of the assets and liabilities.

10.Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2016	2015
Accrued investment manager fees	$29,909	$28,179
Accrued compensation and related taxes	29,773	29,493
Accrued professional services	4,472	1,201
Purchase consideration liabilities	3,343	13,676
Accrued restructuring charges	292	513
Other accrued expenses	6,861	10,349
	$74,650	$83,411

11.Income Taxes

The following table includes the Company’s income (loss) before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income (loss) before income tax provision (benefit)	$(5,725)	$5,981	$(33,595)	$14,675
Income tax provision (benefit)	(1,668)	2,679	(10,602)	6,326
Effective tax rate	29.1%	44.8%	31.6%	43.1%

The Company’s effective tax rate in the three months ended September 30, 2016, was lower than the effective tax rate in the three months ended September 30, 2015, primarily due to various permanent items and accrual for reserves for uncertain tax positions. The Company’s effective tax rate in the nine months ended September 30, 2016, was lower than the effective tax rate in the nine months ended September 30, 2015, primarily due to a decrease in the tax rate for federal purposes from 35% to 34%, various permanent items and accrual for reserves for uncertain tax positions.

The liability for unrecognized tax benefits was $15,060 and $14,129 at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $15,060. At this time, the Company does not believe the liability will materially decrease in the next twelve months.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized interest and penalties of $723 and $(158) during the nine and twelve months ended September 30, 2016 and December 31, 2015, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company’s tax returns for the calendar years ended December 31, 2015, 2014, and 2013 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended December 31, 2015, 2014, and 2013 remain open to examination by various state revenue services.

Our Indian subsidiaries are currently under examination by the India tax authorities for the fiscal years ending March 31, 2005 and forward. Based on the outcome of the examinations of our subsidiaries or the result of the expiration of statutes of limitations it is reasonably possible that the unrecognized tax benefits could change from those recorded in the consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months.

12.    Debt

The Company’s outstanding debt obligations as of September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(18,470)	(22,367)
Unamortized issuance costs on Convertible Notes	(3,011)	(3,715)
	$151,019	$146,418

Term Notes	$144,000	$150,000
Unamortized issuance costs on Term Notes	(4,149)	(5,601)
	$139,851	$144,399

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Coupon interest	$754	$755	$2,264	$2,265
Amortization of issuance costs	737	308	2,169	939
Accretion of debt discount	1,323	1,258	3,901	3,682
Interest on credit agreement	1,255	—	3,792	—
Undrawn and other fees	53	63	219	195
	$4,122	$2,384	$12,345	$7,081

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

Envestnet will pay interest on borrowings made under the Amended and Restated Credit Agreement at rates between 1.50 percent and 3.25 percent above LIBOR based on the Company’s total leverage ratio.  Borrowings under the Amended and Restated Credit Agreement are scheduled to mature on November 19, 2018.  The Term Notes are payable in quarterly installments of $2,000 per installment and commenced in March 2016, with the final payment of all remaining term loan principal due and payable on the scheduled maturity date. Within 90 days of each year-end, beginning December 31, 2016, an excess cash flow prepayment, as defined in the Amended and Restated Credit Agreement, may also be required if the Company’s total leverage ratio is greater than 2.0 to 1.0 as of the end of the mostly recently completed two consecutive fiscal quarters of the Company.  As of September 30, 2016, the Company has estimated the 2017 prepayment to be approximately $27,113.

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

As of September 30, 2016, there was $144,000 of Term Notes and no revolving credit amounts outstanding under the Amended and Restated Credit Agreement. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement as of September 30, 2016.

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

Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion. The Company’s stated policy is to settle the debt component of the Convertible Notes at least partially or wholly in cash.  This policy is based both on the Company’s intent and the Company’s ability to settle these instruments in cash.

The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes. During the three and nine month periods ended September 30, 2016, the Company recognized $1,323 and $3,901, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the three and nine month periods ended September 30, 2016 was 6.0%.

See Note 14 for further discussion of the effect of conversion on net income per common share.

13.Stock-Based Compensation

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

As of September 30, 2016, the maximum number of common shares of the Company available for future issuance under the Company’s plans is 1,311,693.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation expense	$7,554	$3,408	$25,872	$10,157
Tax effect on stock-based compensation expense	(3,022)	(1,363)	(10,349)	(4,063)
Net effect on income	$4,532	$2,045	$15,523	$6,094

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

Three Months Ended	Nine Months Ended
September 30,	September 30,

	2016	2015	2016	2015
Grant date fair value of options	$14.46	$—	$9.56	$20.90
Volatility	42.2%	—%	42.2%	37.2%
Risk-free interest rate	1.1%	—%	1.4%	1.7%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	5.0	—	6.3	6.0

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2015	3,533,791	$15.03	4.7	$61,199
Granted	105,645	20.51
Exercised	(152,220)	7.93
Forfeited	(38,777)	35.93
Outstanding as of March 31, 2016	3,448,439	15.27	4.7	50,987
Granted	55,719	31.03
Exercised	(96,068)	11.17
Forfeited	(24,191)	33.35
Outstanding as of June 30, 2016	3,383,899	15.43	4.5	67,219
Granted	2,500	38.05
Exercised	(99,957)	8.88
Forfeited	(3,111)	45.51
Outstanding as of September 30, 2016	3,283,331	15.62	4.3	73,756
Options exercisable	2,922,108	13.22	3.8	71,331

Exercise prices of stock options outstanding as of September 30, 2016 range from $0.11 to $55.29.  At September 30, 2016, there was $3,665 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.9 years.

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

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2015	2,153,211	35.63
Granted	424,844	20.57
Vested	(782,598)	35.09
Forfeited	(87,513)	32.94
Outstanding as of March 31, 2016	1,707,944	33.40
Granted	237,605	30.97
Vested	(110,999)	31.40
Forfeited	(42,781)	27.33
Outstanding as of June 30, 2016	1,791,769	31.57
Granted	290,000	38.05
Vested	(75,642)	31.20
Forfeited	(24,352)	30.60
Outstanding as of September 30, 2016	1,981,775	31.76

At September 30, 2016, there was $51,824 of unrecognized stock-based compensation expense related to unvested restricted stock unit awards, which the Company expects to recognize over a weighted-average period of 2.2 years.

14.Earnings Per Share

Basic earnings per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, common warrants, restricted stock units and Convertible Notes using the treasury stock method, if dilutive.

The Company accounts for the effect of the Convertible Notes on diluted earnings per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes have no effect on diluted earnings per share until the Company’s stock price exceeds the conversion price of $62.88 per share, or if the trading price of the Convertible Notes meets certain criteria as described in Note 12 at which point, the effect of the conversion feature would be included in the Company’s calculation of diluted earnings per share. In the period of conversion, the Convertible Notes will have no impact on diluted earnings if the Convertible Notes are settled in cash and will have an impact on dilutive earnings per share if the Convertible Notes are settled in shares upon conversion.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Envestnet, Inc.	$(4,057)	$3,302	$(22,993)	$8,349

Basic number of weighted-average shares outstanding	42,843,103	36,021,784	42,704,383	35,651,508
Effect of dilutive shares:
Options to purchase common stock	—	1,554,564	—	1,784,442
Unvested restricted stock units	—	38,353	—	127,865
Diluted number of weighted-average shares outstanding	42,843,103	37,614,701	42,704,383	37,563,815

Net income (loss) per share attributable to Envestnet, Inc.
Basic	$(0.09)	$0.09	$(0.54)	$0.23

Diluted	$(0.09)	$0.09	$(0.54)	$0.22

Common share equivalents for securities that were anti-dilutive or otherwise excluded from the computation of diluted net income (loss) per share attributable to Envestnet, Inc. were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options to purchase common stock	3,283,331	447,354	3,283,331	270,728
Unvested restricted stock units	1,981,775	475,462	1,981,775	208,679
Ungranted unvested restricted stock units related to Upside	—	132,284	—	132,284
Convertible Notes	2,743,321	2,743,321	2,743,321	2,743,321
Total	8,008,427	3,798,421	8,008,427	3,355,012

15.Major Customers

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Fidelity	15%	18%	15%	18%

16.Commitments and Contingencies

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

Litigation

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2016. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Leases

The Company rents office space under leases that expire at various dates through 2030.  Future minimum lease commitments under these operating leases, as of September 30, 2016, were as follows:

Years ending December 31:
Remainder of 2016	$2,954
2017	10,873
2018	10,768
2019	11,263
2020	11,562
Thereafter	56,116
Total	$103,536

17.Segment Information

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

The following table presents revenue by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Envestnet	$114,511	$103,367	$328,417	$302,484
Envestnet | Yodlee	34,644	—	94,267	—
Consolidated revenue	$149,155	$103,367	$422,684	$302,484

Fidelity revenue as a percentage of Envestnet segment revenue:	19%	18%	19%	18%

No single customer amounts for Envestnet | Yodlee exceeded 10% of the segment total.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Envestnet	$12,361	$11,897	$32,425	$31,945
Envestnet | Yodlee	(8,416)	—	(33,728)	—
Total segment income (loss) from operations	3,945	11,897	(1,303)	31,945
Nonsegment operating expenses	(5,236)	(3,569)	(19,078)	(10,469)
Other expense, net	(4,434)	(2,347)	(13,214)	(6,801)
Consolidated income (loss) before income taxes (benefit)	(5,725)	5,981	(33,595)	14,675
Income tax provision (benefit)	(1,668)	2,679	(10,602)	6,326
Consolidated net income (loss)	(4,057)	3,302	(22,993)	8,349
Add: Net loss attributable to non-controlling interest	—	—	—	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$(4,057)	$3,302	$(22,993)	$8,349

Segment assets consist of cash, accounts receivable, prepaid expenses and other current assets, property, plant and equipment goodwill, and other intangibles, net, deferred tax assets and other non-current assets.

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

			September 30,	December 31,
			2016	2015
Segment assets:
Envestnet			$330,535	$323,292
Envestnet | Yodlee			539,415	552,957
Consolidated total assets			$869,950	$876,249

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment depreciation and amortization:
Envestnet	$6,362	$6,157	$18,786	$17,215
Envestnet | Yodlee	10,330	—	31,086	—
Consolidated depreciation and amortization	$16,692	$6,157	$49,872	$17,215

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment capital expenditures:
Envestnet	$4,355	$1,940	$6,913	$6,852
Envestnet | Yodlee	1,212	—	3,926	—
Consolidated capital expenditures	$5,567	$1,940	$10,839	$6,852

18.    Geographical Information

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$135,160	$94,133	$381,628	$274,487
International (1)	13,995	9,234	41,056	27,997
Total	$149,155	$103,367	$422,684	$302,484

(1)	No foreign country accounted for more than 10% of total revenues.

The following table sets forth property, plant, and equipment, net by geographic area:

	September 30,	December 31,
	2016	2015
United States	$28,535	$24,423
India	3,302	3,687
Other	729	571
Total	$32,566	$28,681

19.    Subsequent Event

On October 3, 2016, the Company acquired Wheelhouse Analytics, LLC (“Wheelhouse”) for approximately $14,400 in upfront cash consideration and additional contingent consideration to be earned upon completion of certain milestones.  Wheelhouse is a technology company that provides data analytics, mobile sales solutions, and online education tools to financial advisors, asset managers and enterprises, which the Company plans to integrate into our various customer solutions.

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

In addition, there may be other factors of which we are presently unaware or that we currently deem immaterial that could cause our actual results to be materially different from the results referenced in the forward‑looking statements. All forward‑looking statements contained in this quarterly report and documents incorporated herein by reference are qualified in their entirety by this cautionary statement. Forward‑looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward‑looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events, except as required by applicable law. If we do update one or more forward‑looking statements, no inference should be made that we will make additional updates with respect to those or other forward‑looking statements.

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

With our acquisition of Yodlee, Inc., now operating as Envestnet | Yodlee, we now offer a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services. Our customers for this service include financial institutions, Internet services companies providing innovative financial solutions and third-party developers of financial applications.

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

Our financial institution customers subscribe to the Envestnet | Yodlee platform to power offerings that improve consumer satisfaction and enhance engagement, while capturing cross-sell and up-sell opportunities. We estimate that our current network of financial institution customers alone reaches more than 100 million end users as of September 30, 2016, representing a significant opportunity to grow our paid user base within existing customers. Our customers that are Internet service companies have an increasingly large and diverse base of users that also provides additional growth opportunities.

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

Operational Highlights

The results of Envestnet | Yodlee’s operations are included in the condensed consolidated statement of operations beginning November 20, 2015, the date of its acquisition by Envestnet. As a result, Envestnet’s results for the three and nine month periods ended September 30, 2016 may not be comparable with Envestnet’s results for the same periods in 2015.

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 5% from $85,576 in the three months ended September 30, 2015 to $90,042 in the three months ended September 30, 2016. Subscription and licensing revenues increased 221% from $16,163 in the three months ended September 30, 2015 to $51,959 in the three months ended September 30, 2016. Total revenues, which include professional service and other fees, increased 44% from $103,367 in the three months ended September 30, 2015 to $149,155 in the three months ended September 30, 2016. The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM/AUA as well as an increase in revenues related to Envestnet | Yodlee totaling $34,644.

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 3% from $250,472 in the nine months ended September 30, 2015 to $258,969 in the nine months ended September 30, 2016. Subscription and licensing revenues increased 214% from $45,257 in the nine months ended September 30, 2015 to $142,303 in the nine months ended September 30, 2016. Total revenues, which include professional service and other fees, increased 40% from $302,484 in the nine months ended September 30, 2015 to $422,684 in the nine months ended September 30, 2016. The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM/AUA as well as an increase in revenues related to Envestnet | Yodlee totaling $94,267.

The net loss attributable to Envestnet, Inc. for the three months ended September 30, 2016 was $4,057, or $0.09 per diluted share, compared to net income attributable to Envestnet, Inc. of $3,302 or $0.09 per diluted share for the three months ended September 30, 2015. The net loss attributable to Envestnet, Inc. for the nine months ended September 30, 2016 was $22,993 or $0.54 per diluted share, compared to net income attributable to Envestnet, Inc. of $8,349 or $0.22 per diluted share for the nine months ended September 30, 2015.

Adjusted revenues for the three months ended September 30, 2016 was $149,486, an increase of 44% from $103,501 in the prior year period. Adjusted EBITDA for the three months ended September 30, 2016 was $27,505, an increase of 43% from $19,215 in the prior year period. Adjusted net income for the three months ended September 30, 2016 was $12,463, or $0.28 per diluted share, compared to adjusted net income of $9,271, or $0.25 per diluted share in the prior year period.

Adjusted revenues for the nine months ended September 30, 2016 was $423,465, an increase of 40% from $302,618 in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2016 was $69,126, an increase of 29% from $53,640 in the prior year period. Adjusted net income for the nine months ended September 30, 2016 was $29,498, or $0.67 per diluted share, compared to adjusted net income of $26,372, or $0.70 per diluted share in the prior year period.

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

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2015	2015	2016	2016	2016
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$73,164	$92,559	$95,489	$96,700	$101,924
Assets Under Administration (AUA)	177,121	197,177	207,537	220,690	231,831
Subtotal AUM/A	250,285	289,736	303,026	317,390	333,755
Licensing	538,271	561,699	576,988	685,952	721,690
Total Platform Assets	$788,556	$851,435	$880,014	$1,003,342	$1,055,445
Platform Accounts
AUM	344,321	490,471	498,449	503,147	519,717
AUA	718,637	807,708	904,373	935,870	961,590
Subtotal AUM/A	1,062,958	1,298,179	1,402,822	1,439,017	1,481,307
Licensing	2,140,672	2,176,068	2,237,427	4,304,645	4,394,670
Total Platform Accounts	3,203,630	3,474,247	3,640,249	5,743,662	5,875,977
Advisors
AUM/A	30,177	33,775	35,718	35,067	35,861
Licensing	13,409	13,553	13,675	16,081	16,191
Total Advisors	43,586	47,328	49,393	51,148	52,052

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended September 30, 2016
	As of	Gross		Net	Market	As of
	6/30/2016	Sales	Redemptions	Flows	Impact	9/30/2016
	(in millions except account data)
Assets under Management (AUM)	$96,700	$9,310	$(6,302)	$3,008	$2,216	$101,924
Assets under Administration (AUA)	220,690	19,701	(14,697)	5,004	6,137	231,831
Total AUM/A	$317,390	$29,011	$(20,999)	$8,012	$8,353	$333,755
Fee-Based Accounts	1,439,017			42,290		1,481,307

The above AUM/A gross sales figures include $3.4 billion in new client conversions. The Company onboarded an additional $9.1 billion in licensing conversions during the three months ended September 30, 2016, bringing total conversions for the quarter to $12.5 billion.

	Asset Rollforward - Nine Months Ended September 30, 2016
	As of	Gross		Net	Market	As of
	12/31/2015	Sales	Redemptions	Flows	Impact	9/30/2016
	(in millions except account data)
Assets under Management (AUM)	$92,559	$24,588	$(20,063)	$4,525	$4,840	$101,924
Assets under Administration (AUA)	197,177	60,853	(39,052)	21,801	12,853	231,831
Total AUM/A	$289,736	$85,441	$(59,115)	$26,326	$17,693	$333,755
Fee-Based Accounts	1,298,179			183,128		1,481,307

The above AUM/A gross sales figures include $11.7 billion in new client conversions. The Company onboarded an additional $118.4 billion in licensing conversions during the nine months ended September 30, 2016, bringing total conversions for the three quarter period to $130.1 billion.

The mix of AUM and AUA was as follows for the periods indicated:

	September 30,	September 30,	December 31,	March 31,	September 30,
	2015	2015	2015	2015	2016
Assets under management (AUM)	29%	32%	32%	32%	31%
Assets under administration (AUA)	71%	68%	68%	68%	69%
	100%	100%	100%	100%	100%

Results of Operations

Three months ended September 30, 2016 compared to three months September 30, 2015

	Three Months Ended
	September 30,
	2016	2015	Percent Change
	(in thousands)
Revenues:
Assets under management or administration	$90,042	$85,576	5%
Subscription and licensing	51,959	16,163	221%
Professional services and other	7,154	1,628	339%
Total revenues	149,155	103,367	44%
Operating expenses:
Cost of revenues	47,259	41,027	15%
Compensation and benefits	60,345	32,671	85%
General and administration	26,150	15,184	72%
Depreciation and amortization	16,692	6,157	171%
Total operating expenses	150,446	95,039	58%
Income (loss) from operations	(1,291)	8,328	* %
Other expense, net	(4,434)	(2,347)	89%
Income (loss) before income tax provision (benefit)	(5,725)	5,981	* %
Income tax provision (benefit)	(1,668)	2,679	* %
Net income (loss)	(4,057)	3,302	* %
Add: Net loss attributable to non-controlling interest	—	—	—%
Net income (loss) attributable to Envestnet, Inc.	$(4,057)	$3,302	* %

*Not meaningful.

Revenues

Total revenues increased 44% from $103,367 in the three months ended September 30, 2015 to $149,155 in the three months ended September 30, 2016. The increase was primarily due to an increase in revenues from subscription and licensing of $35,554. Revenues from AUM/A decreased as a percentage of total revenues to 60% from 83% the three months ended September 30, 2016 and 2015, respectively, primarily as the increase in AUM/A was lower than the increase in revenues from subscription and licensing.

Assets under management or administration

Revenues earned from AUM/AUA increased 5% from $85,576 in the three months ended September 30, 2015 to $90,042 in the three months ended September 30, 2016. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2016, relative to the corresponding period in 2015. In the third quarter of 2016, revenues were also positively affected by new account growth and positive net flows of AUM or AUA during the first six months of 2016 as well as during 2015, partially offset by a lower overall effective fee rate on AUM/AUA primarily related to the transition of a WMS client to a lower priced solution.

The number of financial advisors with AUM or AUA on our technology platforms increased from 30,177 as of September 30, 2015 to 35,861 as of September 30, 2016 and the number of AUM or AUA client accounts increased from approximately 1,063,000 as of September 30, 2015 to approximately 1,481,000 as of September 30, 2016.

Subscription and licensing

Subscription and licensing revenues increased 221% from $16,163 in the three months ended September 30, 2015 to $51,959 in the three months ended September 30, 2016.    This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $3,347 and Envestnet | Yodlee contributing an additional $29,761.  The increase in Envestnet | Tamarac revenue is a result of Envestnet | Tamarac continuing to add clients and selling additional services to existing clients. Envestnet | Yodlee was acquired in November 2015 and its revenues were not included in the 2015 period.

Professional services and other

Professional services and other revenues increased 339% from $1,628 in the three months ended September 30, 2015 to $7,154 in the three months ended September 30, 2016. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $378 and Envestnet | Yodlee contributing an additional $4,883.  The increase in Envestnet and Envestnet | Tamarac professional service revenue was a result of an increase in implementation revenue from onboarding new clients. Envestnet | Yodlee was acquired in November 2015 and its revenues were not included in the 2015 period.

Cost of revenues

Cost of revenues increased 15% from $41,027 in the three months ended September 30, 2015 to $47,259 in the three months ended September 30, 2016, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues decreased from 40% in the three months ended September 30, 2015 to 32% in the three months ended September 30, 2016 primarily as a result of the inclusion of Envestnet | Yodlee segment revenues which have a lower cost of revenue profile.

Compensation and benefits

Compensation and benefits increased 85% from $32,671 in the three months ended September 30, 2015 to $60,345 in the three months ended September 30, 2016, primarily due to an increase in salaries, benefits and related payroll taxes of $18,324, primarily a result of an increase in headcount, including headcount related to the Yodlee acquisition and an increase in headcount to support organic growth. An increase in non-cash stock compensation expense of $4,146 and an increase in incentive compensation of $2,465 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits increased from 32% in the three months ended September 30, 2015 to 40% in the three months ended September 30, 2016. The increase in the compensation and benefits as a percentage of total revenues is primarily due to the inclusion of the Envestnet | Yodlee segment which has a higher compensation and benefits profile.

General and administration

General and administration expenses increased 72% from $15,184 in the three months ended September 30, 2015 to $26,150 in the three months ended September 30, 2016, primarily due to general and administration expense increases related to the Envestnet | Yodlee segment of $8,341.  As a percentage of total revenues, general and administration expenses increased from 15% in the three months ended September 30, 2015 to 18% in the three months ended September 30, 2016. The increase in general and administration expense as a percentage of total revenues is primarily due to the inclusion of the Envestnet | Yodlee segment which has a higher general and administrative expense profile.

Depreciation and amortization

Depreciation and amortization expense increased 171% from $6,157 in the three months ended September 30, 2015 to $16,692 in the three months ended September 30, 2016, primarily due to an increase in intangible asset amortization of $8,534, primarily a result of the Yodlee acquisition. As a percentage of total revenues, depreciation and amortization expense increased from 6% in the three months ended September 30, 2015 to 11% in the three months ended September 30, 2016, primarily a result of Envestnet | Yodlee intangible asset amortization.

Other expense, net

Other expense, net includes an increase in interest expense of $1,738 as a result of additional borrowings under the November 19, 2015 Amended and Restated Credit Agreement (see Note 12 to the notes to the condensed consolidated financial statements).

Income tax provision (benefit)

	Three Months Ended
	September 30,
	2016	2015
Income (loss) before income tax provision (benefit)	$(5,725)	$5,981
Income tax provision (benefit)	(1,668)	2,679
Effective tax rate	29.1%	44.8%

For the three months ended September 30, 2016, our effective tax rate differs from the statutory rate primarily due to various permanent items, accrual for reserves for uncertain tax positions and estimated research and development tax credit generation.

For the three months ended September 30, 2015, our effective tax rate differs from the statutory rate primarily due to the effect of an increase in the blended state tax rate, permanent differences, an uncertain tax position current year accrual related to transfer pricing and non-recognition of a loss from a subsidiary due to a full valuation allowance.

Nine months ended September 30, 2016 compared to nine months September 30, 2015

	Nine Months Ended
	September 30,
	2016	2015	Percent Change
	(in thousands)
Revenues:
Assets under management or administration	$258,969	$250,472	3%
Subscription and licensing	142,303	45,257	214%
Professional services and other	21,412	6,755	217%
Total revenues	422,684	302,484	40%
Operating expenses:
Cost of revenues	132,319	122,208	8%
Compensation and benefits	180,625	96,162	88%
General and administration	80,097	44,905	78%
Depreciation and amortization	49,872	17,215	190%
Restructuring charges	152	518	(71)%
Total operating expenses	443,065	281,008	58%
Income (loss) from operations	(20,381)	21,476	* %
Other expense, net	(13,214)	(6,801)	94%
Income (loss) before income tax provision (benefit)	(33,595)	14,675	* %
Income tax provision (benefit)	(10,602)	6,326	* %
Net income (loss)	(22,993)	8,349	* %
Add: Net loss attributable to non-controlling interest	—	—	—%
Net income (loss) attributable to Envestnet, Inc.	$(22,993)	$8,349	* %

*Not meaningful.

Revenues

Total revenues increased 40% from $302,484 in the nine months ended September 30, 2015 to $422,684 in the nine months ended September 30, 2016. The increase was primarily due to an increase in revenues from subscription and licensing of $97,117. Revenues from AUM/A were 61% and 83% of total revenues in the nine months ended September 30, 2016 and 2015, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 3% from $250,472 in the nine months ended September 30, 2015 to $258,969 in the nine months ended September 30, 2016. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2016, relative to the corresponding periods in 2015. In the nine months ended September 30, 2016, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2016 and 2015, partially offset by a lower overall effective fee rate on AUM/AUA primarily related to the transition of a WMS client to a lower priced solution.

The number of financial advisors with AUM or AUA on our technology platforms increased from 30,177 as of September 30, 2015 to 35,861 as of September 30, 2016 and the number of AUM or AUA client accounts increased from approximately 1,063,000 as of September 30, 2015 to approximately 1,481,000 as of September 30, 2016.

Subscription and licensing

Subscription and licensing revenues increased 214% from $45,257 in the nine months ended September 30, 2015 to $142,303 in the nine months ended September 30, 2016. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $9,384 and Envestnet | Yodlee contributing an additional $82,002.  The increase in Envestnet | Tamarac revenue is a result of Envestnet | Tamarac continuing to add clients and selling additional services to existing clients. Envestnet | Yodlee was acquired in November 2015 and its revenues were not included in the entire 2015 period.

Professional services and other

Professional services and other revenues increased 217% from $6,755 in the nine months ended September 30, 2015 to $21,412 in the nine months ended September 30, 2016.  This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $1,258 and Envestnet | Yodlee contributing an additional $12,265.  The increase in Envestnet and Envestnet | Tamarac professional service revenue was a result of an increase in implementation revenue from onboarding new clients. Envestnet | Yodlee was acquired in November 2015 and its revenues were not included in the entire 2015 period.

Cost of revenues

Cost of revenues increased 8% from $122,208 in the nine months ended September 30, 2015 to $132,319 in the nine months ended September 30, 2016, primarily due to a corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues decreased from 40% in the nine months ended September 30, 2015 to 31% in the nine months ended September 30, 2016 primarily as a result of Envestnet | Yodlee segment revenues with a lower cost of revenue profile.

Compensation and benefits

Compensation and benefits increased 88% from $96,162 in the nine months ended September 30, 2015 to $180,625 in the nine months ended September 30, 2016, primarily due to an increase in salaries, benefits and related payroll taxes of $54,634, primarily a result of an increase in headcount, including headcount related to the Yodlee acquisition and an increase in headcount to support organic growth. An increase in non-cash stock compensation of $15,715 and an increase in incentive compensation of $8,581 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits increased from 32% in the nine months ended September 30, 2015 to 43% in the nine months ended September 30, 2016. The increase in the compensation and benefits as a percentage of total revenues is primarily due to the Envestnet | Yodlee segment having a higher cost profile.

General and administration

General and administration expenses increased 78% from $44,905 in the nine months ended September 30, 2015 to $80,097 in the nine months ended September 30, 2016, primarily due to general and administration expense increases related to the Envestnet | Yodlee segment of $23,853, increases in non-Envestnet | Yodlee fair market value adjustments to contingent consideration of $4,629, non-Envestnet | Yodlee occupancy costs of $2,329 and non-Envestnet | Yodlee travel and entertainment of $962. As a percentage of total revenues, general and administration expenses increased from 15% in the nine months ended September 30, 2015 to 19% in the nine months ended September 30, 2016. The increase in general and administration expense as a percentage of total revenues is primarily due to the Envestnet | Yodlee segment having a higher cost profile.

Depreciation and amortization

Depreciation and amortization expense increased 190% from $17,215 in the nine months ended September 30, 2015 to $49,872 in the nine months ended September 30, 2016, primarily due to an increase in intangible asset amortization of $25,955 and an increase in depreciation expense of $6,702, primarily a result of the Yodlee acquisition. As a percentage of total revenues, depreciation and amortization expense increased from 6% in the nine months ended September 30, 2015 to 12% in the nine months ended September 30, 2016, primarily a result of Envestnet | Yodlee intangible asset amortization.

Restructuring

In the nine months ended September 30, 2016 and 2015, the Company incurred restructuring charges of $152 and $518, respectively, primarily related to lease abandonment charges for the former Placemark office located in Wellesley, Massachusetts.

Other expense, net

Other expense, net includes an increase in interest expense of $5,264 as a result of additional borrowings under the November 19, 2015 Amended and Restated Credit Agreement (see Note 12 to the notes to the condensed consolidated financial statements).

Income tax provision (benefit)

	Nine Months Ended
	September 30,
	2016	2015
Income (loss) before income tax provision (benefit)	$(33,595)	$14,675
Income tax provision (benefit)	(10,602)	6,326
Effective tax rate	31.6%	43.1%

For the nine months ended September 30, 2016, our effective tax rate differs from the statutory rate primarily due to the effect of state taxes, various permanent items, accrual for reserves for uncertain tax positions and estimated research and development tax credit generation.

For the nine months ended September 30, 2015, our effective tax rate differs from the statutory rate primarily due to the effect of an increase in the blended state tax rate, permanent differences, an uncertain tax position current year accrual related to transfer pricing and non-recognition of a loss from a subsidiary due to a full valuation allowance.

Segments

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in Note 17 to the notes to the condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet, a leading provider of unified wealth management software and services empowering financial advisors and institutions.

•	Envestnet | Yodlee, a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The following table presents income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Envestnet	$12,361	$11,897	$32,425	$31,945
Envestnet | Yodlee	(8,416)	—	(33,728)	—
Total segment income (loss) from operations	3,945	11,897	(1,303)	31,945
Nonsegment operating expenses	(5,236)	(3,569)	(19,078)	(10,469)
Other expense, net	(4,434)	(2,347)	(13,214)	(6,801)
Consolidated income (loss) before income taxes (benefit)	(5,725)	5,981	(33,595)	14,675
Income tax provision (benefit)	(1,668)	2,679	(10,602)	6,326
Consolidated net income (loss)	(4,057)	3,302	(22,993)	8,349
Add: Net loss attributable to non-controlling interest	—	—	—	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$(4,057)	$3,302	$(22,993)	$8,349

Envestnet

The following table presents income from operations for the Envestnet segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Percent Change	2016	2015	Percent Change
	(in thousands)			(in thousands)
Revenues:
Assets under management or administration	$90,042	$85,576	5%	$258,969	$250,472	3%
Subscription and licensing	22,198	16,163	37%	60,301	45,257	33%
Professional services and other	2,271	1,628	39%	9,147	6,755	35%
Total revenues	114,511	103,367	11%	328,417	302,484	9%

Operating expenses:
Cost of revenues	43,806	41,027	7%	124,649	122,208	2%
Compensation and benefits	37,067	31,314	18%	106,648	92,316	16%
General and administration	14,915	12,972	15%	45,757	38,282	20%
Depreciation and amortization	6,362	6,157	3%	18,786	17,215	9%
Restructuring charges	—	—	—%	152	518	(71)%
Total operating expenses	102,150	91,470	12%	295,992	270,539	9%
Income from operations	$12,361	$11,897	4%	$32,425	$31,945	2%

Three months ended September 30, 2016 compared to three months September 30, 2015 for the Envestnet segment

Revenues

Total revenues increased 11% from $103,367 in the three months ended September 30, 2015 to $114,511 in the three months ended September 30, 2016. The increase was primarily due to an increase in revenues from subscription and licensing of $5,793. Revenues from AUM/A were 79% and 83% of total revenues in the three months ended September 30, 2016 and 2015, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 5% from $85,576 in the three months ended September 30, 2015 to $90,042 in the three months ended September 30, 2016. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2016, relative to the corresponding period in 2015. In the third quarter of 2016, revenues were positively affected by new account growth and positive net flows of AUM or AUA during the first six months of 2016 as well as during 2015, partially offset by a lower overall effective fee rate on AUM/AUA primarily related to the transition of a WMS client to a lower priced solution.

The number of financial advisors with AUM or AUA on our technology platforms increased from 30,177 as of September 30, 2015 to 35,861 as of September 30, 2016 and the number of AUM or AUA client accounts increased from approximately 1,063,000 as of September 30, 2015 to approximately 1,481,000 as of September 30, 2016.

Subscription and licensing

Subscription and licensing revenues increased 37% from $16,163 in the three months ended September 30, 2015 to $22,198 in the three months ended September 30, 2016, primarily due to an increase in Envestnet related revenue of $2,688 and an increase in Envestnet | Tamarac related revenue of $3,347. The increase in Envestnet and Envestnet | Tamarac revenue is a result of Envestnet and Envestnet | Tamarac continuing to add clients and selling additional services to existing clients.

Professional services and other

Professional services and other revenues increased 39% from $1,628 in the three months ended September 30, 2015 to $2,271 in the three months ended September 30, 2016, primarily due to an increase in Envestnet professional service related revenue of $194 and Envestnet | Tamarac professional services related revenue of $378. The increase in Envestnet and Envestnet | Tamarac professional service revenue was a result of an increase in implementation revenue from onboarding new clients.

Cost of revenues

Cost of revenues increased 7% from $41,027 in the three months ended September 30, 2015 to $43,806 in the three months ended September 30, 2016, primarily due to the corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues decreased from 40% in the three months ended September 30, 2015 to 38% in the three months ended September 30, 2016.

Compensation and benefits

Compensation and benefits increased 18% from $31,314 in the three months ended September 30, 2015 to $37,067 in the three months ended September 30, 2016, primarily due to an increase in salaries, benefits and related payroll taxes of $3,431, primarily a result of an increase in headcount, including headcount related to the FinaConnect and Castle Rock acquisitions and headcount to support organic growth. An increase in non-cash compensation expense of $541 and severance expense of $968 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits increased from 30% in the three months ended September 30, 2015 to 32% in the three months ended September 30, 2016.

General and administration

General and administration expenses increased 15% from $12,972 in the three months ended September 30, 2015 to $14,915 in the three months ended September 30, 2016, primarily due to increases in occupancy costs of $897 and nonrecurring corporate expenses of $383. As a percentage of total revenues, general and administration expenses remained consistent year over year at 13% the three months ended September 30, 2015 and 2016, respectively.

Depreciation and amortization

Depreciation and amortization expense increased 3% from $6,157 in the three months ended September 30, 2015 to $6,362 in the three months ended September 30, 2016, primarily due to increases in depreciation of $241 from fixed asset purchases. As a percentage of total revenues, depreciation and amortization expense remained consistent year over year at 6% in the three months ended September 30, 2015 and 2016, respectively.

Nine months ended September 30, 2016 compared to nine months September 30, 2015 for the Envestnet segment

Revenues

Total revenues increased 9% from $302,484 in the nine months ended September 30, 2015 to $328,417 in the nine months ended September 30, 2016. The increase was primarily due to an increase in revenues from subscription and licensing of $15,115. Revenues from AUM/A were 79% and 83% of total revenues in the nine months ended September 30, 2016 and 2015, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 3% from $250,472 in the nine months ended September 30, 2015 to $258,969 in the nine months ended September 30, 2016. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2016, relative to the corresponding period in 2015. In the nine months ended September 30, 2016, revenues were positively affected by new account growth and positive net flows of AUM or AUA during 2016 and 2015, partially offset by a lower overall effective fee rate on AUM/AUA primarily related to the transition of a WMS client to a lower priced solution.

The number of financial advisors with AUM or AUA on our technology platforms increased from 30,177 as of September 30, 2015 to 35,861 as of September 30, 2016 and the number of AUM or AUA client accounts increased from approximately 1,063,000 as of September 30, 2015 to approximately 1,481,000 as of September 30, 2016.

Subscription and licensing

Subscription and licensing revenues increased 33% from $45,257 in the nine months ended September 30, 2015 to $60,301 in the nine months ended September 30, 2016, primarily due to an increase in Envestnet | Tamarac related revenue of $9,384. The increase in Envestnet | Tamarac revenue is a result of Envestnet | Tamarac continuing to add clients and selling additional services to existing clients.

Professional services and other

Professional services and other revenues increased 35% from $6,755 in the nine months ended September 30, 2015 to $9,147 in the nine months ended September 30, 2016, primarily due to an increase in Envestnet | Tamarac professional services related revenue of $1,258. The increase in Envestnet | Tamarac professional service revenue was a result of an increase in implementation revenue from onboarding new clients.

Cost of revenues

Cost of revenues increased 2% from $122,208 in the nine months ended September 30, 2015 to $124,649 in the nine months ended September 30, 2016, primarily due to the corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues decreased from 40% in the nine months ended September 30, 2015 to 38% in the nine months ended September 30, 2016.

Compensation and benefits

Compensation and benefits increased 16% from $92,316 in the nine months ended September 30, 2015 to $106,648 in the nine months ended September 30, 2016, primarily due to an increase in salaries, benefits and related payroll taxes of $10,626, primarily a result of an increase in headcount, including headcount related to the FinaConnect and Castle Rock acquisitions and headcount to support organic growth. Severance expense of $1,143 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits increased from 31% in the nine months ended September 30, 2015 to 32% in the nine months ended September 30, 2016.

General and administration

General and administration expenses increased 20% from $38,282 in the nine months ended September 30, 2015 to $45,757 in the nine months ended September 30, 2016 primarily due to increases in occupancy costs of $2,328, travel and entertainment of $1,114 and website and system development of $650. As a percentage of total revenues, general and administration expenses increased from 13% in the nine months ended September 30, 2015 to 14% in the nine months ended September 30, 2016.

Depreciation and amortization

Depreciation and amortization expense increased 9% from $17,215 in the nine months ended September 30, 2015 to $18,786 in the nine months ended September 30, 2016, primarily due to increases in depreciation of $1,328 from fixed asset purchases. As a percentage of total revenues, depreciation and amortization expense remained consistent year over year at 6% in the nine months ended September 30, 2015 and 2016, respectively.

Restructuring

In the nine months ended September 30, 2016 and 2015, the Company incurred restructuring charges of $152 and $518, respectively, primarily related to lease abandonment charges for the former Placemark office located in Wellesley, Massachusetts.

Envestnet | Yodlee

The following table presents income from operations for the Envestnet | Yodlee segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Percent Change	2016	2015	Percent Change
	(in thousands)			(in thousands)
Revenues:
Subscription and licensing	$29,761	$—	*	$82,002	$—	*
Professional services and other	4,883	—	*	12,265	—	*
Total revenues	34,644	—	*	94,267	—	*

Operating expenses:
Cost of revenues	3,453	—	*	7,670	—	*
Compensation and benefits	20,936	—	*	65,386	—	*
General and administration	8,341	—	*	23,853	—	*
Depreciation and amortization	10,330	—	*	31,086	—	*
Total operating expenses	43,060	—	*	127,995	—	*
Loss from operations	$(8,416)	$—	*	$(33,728)	$—	*

* Not meaningful

Three and nine months ended September 30, 2016 compared to three and nine months September 30, 2015 for the Envestnet |Yodlee segment

There are no amounts in the three and nine months ended September 30, 2015, as Yodlee was acquired on November 19, 2015.  For additional information pertaining to our business segments, see Note 17 to the notes to the condensed consolidated financial statements.

Nonsegment

Nonsegment expenses increased 47% from $3,569 in the three months ended September 30, 2015 to $5,236 in the three months ended September 30, 2016, primarily due to an increase in compensation and benefits expense of $984 and an increase in general and administration expenses of $683.

Nonsegment expenses increased 82% from $10,469 in the nine months ended September 30, 2015 to $19,078 in the nine months ended September 30, 2016, primarily due to an increase in compensation and benefits expense of $4,745 and an increase general and administration expenses of $3,864. The increase in general and administration was primarily due to the prior period containing a decrease of the fair market value adjustment on contingent consideration.

Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Adjusted revenues	$149,486	$103,501	$423,465	$302,618
Adjusted EBITDA	27,505	19,215	69,126	53,640
Adjusted net income	12,463	9,271	29,498	26,372
Adjusted net income per share	0.28	0.25	0.67	0.70

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2015 and 2014, we had cash income tax payments (refunds), net of ($175) and $937 for the nine months ended September 30, 2016 and 2015, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Total revenues	$149,155	$103,367	$422,684	$302,484
Deferred revenue fair value adjustment	331	134	781	134
Adjusted revenues	$149,486	$103,501	$423,465	$302,618

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$(4,057)	$3,302	$(22,993)	$8,349
Add (deduct):
Deferred revenue fair value adjustment	331	134	781	134
Interest income	(6)	(77)	(28)	(288)
Interest expense	4,122	2,384	12,345	7,081
Accretion on contingent consideration	23	143	143	794
Income tax provision (benefit)	(1,668)	2,679	(10,602)	6,326
Depreciation and amortization	16,692	6,157	49,872	17,215
Non-cash compensation expense	7,554	3,409	25,872	10,157
Restructuring charges and transaction costs	998	2,473	4,484	5,441
Severance	1,058	22	3,104	877
Fair market value adjustment on contingent consideration	349	(1,889)	838	(3,791)
Litigation related expense	2,097	—	4,065	—
Foreign currency and related hedging activity	(383)	—	(672)	—
Loss allocation from equity method investment	250	40	1,130	40
Loss attributable to non-controlling interest	145	438	787	1,305
Adjusted EBITDA	$27,505	$19,215	$69,126	$53,640

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$(4,057)	$3,302	$(22,993)	$8,349
Income tax provision (benefit) (1)	(1,668)	2,679	(10,602)	6,326
Income (loss) before income tax provision (benefit)	(5,725)	5,981	(33,595)	14,675
Add (deduct):
Deferred revenue fair value adjustment	331	134	781	—
Accretion on contingent consideration	23	143	143	794
Non-cash interest expense	2,039	1,564	6,070	4,627
Non-cash compensation expense	7,554	3,409	25,872	10,157
Restructuring charges and transaction costs	998	2,473	4,484	5,441
Severance	1,058	22	3,104	877
Amortization of acquired intangibles	12,035	3,508	36,156	10,201
Fair market value adjustment on contingent consideration	349	(1,889)	838	(3,791)
Litigation related expense	2,097	—	4,065	—
Foreign currency and related hedging activity	(383)	—	(672)	—
Loss allocation from equity method investment	250	—	1,130	40
Loss attributable to non-controlling interest	145	438	787	1,305
Adjusted net income before income tax effect	20,771	15,783	49,163	44,326
Income tax effect (2)	(8,308)	(6,512)	(19,665)	(17,954)
Adjusted net income	$12,463	$9,271	$29,498	$26,372

Basic number of weighted-average shares outstanding	42,843,103	36,021,784	42,704,383	35,651,508
Effect of dilutive shares:
Options to purchase common stock	1,331,256	1,554,564	1,286,968	1,784,442
Unvested restricted stock units	350,169	38,353	272,205	127,865
Diluted number of weighted-average shares outstanding	44,524,528	37,614,701	44,263,556	37,563,815
Adjusted net income per share - diluted	$0.28	$0.25	$0.67	$0.70

(1)

For the three months ended September 30, 2016 and 2015, the effective tax (benefit) rate computed in accordance with US GAAP equaled 29.1% and 44.8%, respectively.  For the nine months ended September 30, 2016 and 2015, the effective tax (benefit) rate computed in accordance with US GAAP equaled 31.6% and 43.1%, respectively.

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

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30, 2016
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$114,511	$34,644	$—	$149,155
Deferred revenue fair value adjustment	109	222	—	331
Adjusted revenues	$114,620	$34,866	$—	$149,486

Income (loss) from operations	$12,361	$(8,416)	$(5,236)	$(1,291)
Add (deduct):
Deferred revenue fair value adjustment	109	222	—	331
Accretion on contingent consideration	23	—	—	23
Depreciation and amortization	6,362	10,330	—	16,692
Non-cash compensation expense	3,565	2,937	1,052	7,554
Restructuring charges and transaction costs	34	3	961	998
Severance	990	68	—	1,058
Fair market value adjustment on contingent consideration	—	—	349	349
Litigation related expense	—	2,086	11	2,097
Foreign currency and related hedging activity	—	(462)	—	(462)
Other loss	—	—	11	11
Loss attributable to non-controlling interest	145	—	—	145
Adjusted EBITDA	$23,589	$6,768	$(2,852)	$27,505

	For the Three Months Ended September 30, 2015
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$103,367	$—	$—	$103,367
Deferred revenue fair value adjustment	134	—	—	134
Adjusted revenues	$103,501	$—	$—	$103,501

Income (loss) from operations	$11,897	$—	$(3,569)	$8,328
Add (deduct):
Deferred revenue fair value adjustment	134	—	—	134
Accretion on contingent consideration	143	—	—	143
Depreciation and amortization	6,157	—	—	6,157
Non-cash compensation expense	3,024	—	385	3,409
Restructuring charges and transaction costs	—	—	2,473	2,473
Severance	22	—	—	22
Fair market value adjustment on contingent consideration	—	—	(1,889)	(1,889)
Loss attributable to non-controlling interest	438	—	—	438
Adjusted EBITDA	$21,815	$—	$(2,600)	$19,215

	For the Nine Months Ended September 30, 2016
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$328,417	$94,267	$—	$422,684
Deferred revenue fair value adjustment	114	667	—	781
Adjusted revenues	$328,531	$94,934	$—	$423,465

Income (loss) from operations	$32,425	$(33,728)	$(19,078)	$(20,381)
Add (deduct):
Deferred revenue fair value adjustment	114	667	—	781
Accretion on contingent consideration	143	—	—	143
Depreciation and amortization	18,786	31,086	—	49,872
Non-cash compensation expense	9,151	12,186	4,535	25,872
Restructuring charges and transaction costs	361	34	4,089	4,484
Severance	2,019	747	338	3,104
Fair market value adjustment on contingent consideration	—	—	838	838
Litigation related expense	—	3,824	241	4,065
Foreign currency and related hedging activity	—	(462)	—	(462)
Other loss	—	—	23	23
Loss attributable to non-controlling interest	787	—	—	787
Adjusted EBITDA	$63,786	$14,354	$(9,014)	$69,126

	For the Nine Months Ended September 30, 2015
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$302,484	$—	$—	$302,484
Deferred revenue fair value adjustment	134	—	—	134
Adjusted revenues	$302,618	$—	$—	$302,618

Income (loss) from operations	$31,945	$—	$(10,469)	$21,476
Add (deduct):
Deferred revenue fair value adjustment	134	—	—	134
Accretion on contingent consideration	794	—	—	794
Depreciation and amortization	17,215	—	—	17,215
Non-cash compensation expense	9,095	—	1,062	10,157
Restructuring charges and transaction costs	—	—	5,441	5,441
Severance	877	—	—	877
Fair market value adjustment on contingent consideration	—	—	(3,791)	(3,791)
Other loss	—	—	32	32
Loss attributable to non-controlling interest	1,305	—	—	1,305
Adjusted EBITDA	$61,365	$—	$(7,725)	$53,640

Liquidity and Capital Resources

As of September 30, 2016, we had total cash and cash equivalents of $50,662 compared to $51,718 as of December 31, 2015. We plan to use existing cash as of September 30, 2016 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures, repay debt and for possible acquisitions or other strategic activity.  If the cash generated in the ongoing operations of our business is insufficient to fund these requirements we may be required to borrow under our bank credit agreement to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$51,880	$25,831
Net cash used in investing activities	(37,688)	(39,566)
Net cash provided by (used in) financing activities	(15,248)	12,329
Net decrease in cash and cash equivalents	(1,056)	(1,406)
Cash and cash equivalents, end of period	50,662	208,348

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 increased by $26,049 compared to the same period in 2015, primarily due to an increase in non-cash adjustments of $59,491 as a result of increases in depreciation and amortization, stock-based compensation and excess tax benefits from stock-based compensation offset by a decrease in net income of $31,342 and changes in operating assets and liabilities, net of acquisition of $2,100.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 decreased by $1,878 compared to the same period in 2015. The decrease is primarily a result of a decrease in cash disbursements for acquisitions of $8,938 offset by increases in purchase of property and equipment purchases of $3,987 and capitalization of internally developed software of $2,435.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $15,248 compared to $12,329 of net cash provided by financing activities in the same period in 2015. The change was primarily a result of a decrease in excess tax benefits from stock-based compensation expense of $16,540 a decrease in proceeds from exercise of stock options of $4,282 and a decrease in payments on contingent consideration of $4,295 offset by an increase in payments of term notes of $6,000 and an increase in purchases of treasury stock for stock-based minimum tax withholdings of $2,705.

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

Leases

The Company rents office space under leases that expire at various dates through 2030.  Future minimum lease commitments under these operating leases, as of September 30, 2016, were as follows:

Years ending December 31:
Remainder of 2016	$2,954
2017	10,873
2018	10,768
2019	11,263
2020	11,562
Thereafter	56,116
Total	$103,536

Litigation

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2016.  Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and nine months ended September 30, 2016, 60% and 61%, respectively, of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net loss to increase.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and nine months ended September 30, 2016, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $384 and $1,164, respectively, to pre‑tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $314 and $952, respectively, to pre‑tax earnings.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has Term Notes and a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended and Restated Credit Agreement. As of September 30, 2016, there was $144,000 of Term Notes and no revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The Company incurred interest expense of $1,794 and $5,481 for the three and nine months ended September 30, 2016 related to the Amended and Restated Credit Agreement.  A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense on an annual basis by approximately $360.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management concluded there was a material weakness in the design and operating effectiveness of controls over non-routine transactions and financial statement disclosures. This material weakness was caused by an ineffective risk assessment process that failed to appropriately identify new employee resource needs and necessary internal controls over non-routine transactions and financial statement disclosures.

These control deficiencies resulted in immaterial errors that were corrected prior to the issuance of our financial statements as of and for the nine months ended September 30, 2016. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that these deficiencies, in aggregate, represent a material weakness in our internal control over financial reporting as of September 30, 2016.

Due to the material weakness described below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective related to the areas described above as of September 30, 2016.

Remediation Plans

Management is committed to remediating the material weakness in a timely fashion. We have begun the process of executing remediation plans that address the material weakness in internal control over financial reporting. Specifically, we are actively recruiting additional resources, including personnel dedicated to provide additional management oversight over the reporting of non-routine accounting matters, and to enhance our expertise in determining the appropriate reporting for non-routine accounting matters and financial statement disclosures. In addition, management’s planned actions to further address the material weakness include:

•Timely review of the quarterly and annual financial reporting processes to ensure the appropriateness of the Company’s financial reporting related to non-routine matters and financial statement disclosures;

•Enhancement of our process and internal controls related to the preparation of accounting position papers documenting our analysis and conclusions as it relates to the financial reporting requirements of non-routine matters; and

•Establishment of training and education programs for financial personnel responsible for the drafting and oversight of non-routine matters and financial statement disclosures within the Company’s financial statements.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that may be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect these remedial actions and or other actions related to this maternal weakness to be effectively remediated by March 31, 2017.

If the remedial measures described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in “Item 1A, Risk Factors – In preparing our September 30, 2016 financial statements, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this or other material weaknesses that we may identify in the future could result in material misstatements in our financial statements” in Part I of this Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

While Plaid’s motion to dismiss was pending, the magistrate judge entered a trial date of March 13, 2017 and discovery has proceeded. On January 15, 2016, the Court issued a ruling on claim construction in which the Court specified the interpretation of certain words and phrases in the patents claims which were disputed between both parties.  On May 9, 2016, the Court ordered that Plaid answer Yodlee’s complaint on May 31, 2016.  On May 31, 2016, Plaid filed its answer and counterclaims to Yodlee’s complaint.  Plaid’s counterclaims seek declaratory judgment that Yodlee’s patents are not infringed, invalid, and unenforceable.  In addition, Plaid’s counterclaims allege an antitrust violation under section 2 of the Sherman Act, 15 U.S.C. § 2, unfair competition under California State Law and common law, and violation of the Lanham Act, 15 U.S.C. § 1125(a).  The counterclaims seek unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Yodlee.  Yodlee believes Plaid’s allegations are without merit and intends to vigorously defend against these allegations.  On June 24, 2016, Yodlee filed its answer to Plaid’s counterclaims in which it denied Plaid’s allegations and denied that Plaid is entitled to any relief. Both parties have filed various motions for summary judgment and objections to the anticipated testimony of expert witnesses.  A hearing on those motions is scheduled for November 10, 2016.

On December 2, 2015 and December 3, 2015, Plaid filed petitions for Inter-Partes Review (“IPR”) before the Patent Office’s Board of Patent Trials and Appeals (“PTAB”) against two of the seven Yodlee patents that are the subject of the lawsuit described in the immediately preceding paragraph.  In these petitions, Plaid seeks to have the PTAB find the two patents invalid in light of specific prior art raised by Plaid in the petition.  On June 8, 2016, the PTAB issued a decision granting institution of IPR proceedings against U.S. Patent No. 6,317,783.  The Oral argument with respect to this petition is scheduled for March 7, 2017 and a final decision is due on June 8, 2017. Either party may appeal the result of the PTAB final decision to the United States Court of Appeals for the Federal Circuit. Once all appeals are exhausted, a final judgment of invalidity becomes binding on the District Court hearing the Plaid litigation. A judgment confirming validity by the PTAB is not binding on the District Court but it has significant estoppel consequences that will preclude Plaid from relying on certain kinds of prior art in the District Court proceedings. On June 9, 2016, the PTAB issued a decision denying institution of IPR proceedings challenging the validity of U.S. Patent No. 6,199,077. On July 11, 2016, Plaid filed a petition for rehearing requesting that the PTAB reverse its June 9 decision regarding IPR proceedings for U.S. Patent No. 6,199,077. The rehearing request was denied.

On February 7, 2016, Plaid filed a Covered Business Method Review against one (U.S. Patent No. 6,199,077) of the two patents already at issue in the IPR Petitions.  On March 18, 2016, Plaid filed a Covered Business Method Review petition against the other patent (U.S. Patent 6,317,783) already at issue in the IPR Petitions.  On April 15, 2016, Plaid filed a third Covered Business Method Review petition against another one of the Yodlee patents (U.S. Patent No. 6,510,451) which is the subject of the litigation described above.  On May 31, 2016, Plaid filed four Covered Business Method Review petitions against the remaining Yodlee patents at issue in the litigation (U.S. Patent Nos. 7,263,548, 7,424,520, 7,752,535, and 8,266,515).  To date, the PTAB has denied institution of the CBM requests for U.S. Patent Nos.  6,199,077, 6,317,783, 7,263,548, and 7,424,520).  A rehearing request for U.S. Patent No. 6,199,077 was also denied.  On October 3, 2016, a CBM review for U.S. Patent No. 6,510,451 was instituted with a hearing set for June 7, 2017.  An institution decision has not yet been made for U.S. Patent Nos. 7,752,535 and 8,266,515. As with the IPR Petitions, either party may appeal the result of the PTAB final decision in a Covered Business Method proceeding to the United States Court of Appeals for the Federal Circuit. Once all appeals are exhausted, a final judgment of invalidity becomes binding on the District Court hearing the Plaid litigation. In a Covered Business Method proceeding, a judgment confirming validity by the PTAB is not binding on the District Court but it has significant estoppel consequences that will preclude Plaid from relying on certain kinds of prior art in the District Court proceedings.

Item 1A.  Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our 2015 Form 10-K, when making investment decisions regarding our securities. The following new risk factor supplements our risk factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A of Part I of our Form 10-K for the year ended December 31, 2015.

In preparing our quarterly financial statements for 2016, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this or other material weaknesses that we may identify in the future could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified a material weakness in our internal control over financial reporting as of September 30, 2016. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded there was a material weakness in the design and operating effectiveness of controls over non-routine transactions and financial statement disclosures. This material weakness was caused by an ineffective risk assessment process that failed to appropriately identify new employee resource needs and necessary internal controls over non-routine transactions and financial statement disclosures.

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

The other risk factors that were disclosed in our 2015 Form 10-K have not materially changed since the date our 2015 Form 10-K was filed.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
July 1, 2016 through July 31, 2016	9,326	$ 36.03	—	1,956,390
August 1, 2016 through August 31, 2016	9,142	39.09	—	1,956,390
September 1, 2016 through September 30, 2016	12,400	36.82	—	1,956,390

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions.   As of September 30, 2016, 1,956,390 of shares could still be purchased under this program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2016.

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

*Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) the Condensed Consolidated Statement of Equity for the nine months ended September 30, 2016; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; (vi) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.