Form 10-K
period 2016-12-31
ENVESTNET, INC.
filed 2017-03-24
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2016 as reported on The New York Stock Exchange on that date: $639,721,181. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, and (ii) officers and directors of the registrant, as of June 30, 2016, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

As of March 17, 2017, 43,433,388 shares of the common stock with a par value of $0.005 per share were outstanding.

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

This annual report on Form 10‑K contains forward‑looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward‑looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward‑looking statements. Forward‑looking statements may include, among others, statements relating to:

•	difficulty in sustaining rapid revenue growth, which may place significant demands on our administrative, operational and financial resources,
•	the concentration of nearly all of our revenues from the delivery of our solutions and services to clients in the financial services industry,
•	our reliance on a limited number of clients for a material portion of our revenue,
•	the renegotiation of fee percentages or termination of our services by our clients,
•	our ability to identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies,
•	the impact of market and economic conditions on revenues,
•	our inability to successfully execute the conversion of clients’ assets from their technology platform to our technology platforms in a timely and accurate manner,
•

our ability to expand our relationships with existing customers, grow the number of customers and derive revenue from new offerings such as our data analytic solutions and market research services and premium financial applications (“FinApps”),

•	compliance failures,
•	adverse judicial or regulatory proceedings against us,
•	liabilities associated with potential, perceived or actual breaches of fiduciary duties and/or conflicts of interest,
•	changes in laws and regulations,
•	general economic conditions, political and regulatory conditions,
•	the impact of fluctuations in market condition and interest rates on the demand for our products and services and the value of assets under management or administration,
•	the impact of market conditions on our ability to issue debt and equity,

•	the impact of fluctuations in interest rates on our cost of borrowing,
•	our financial performance,
•	the results of our investments in research and development, our data center and other infrastructure,
•	our ability to maintain the security and integrity of our systems and facilities and to maintain the privacy of personal information,
•	failure of our systems to work properly,
•	our ability to realize operating efficiencies,
•	the advantages of our solutions as compared to those of others,
•	the failure to protect our intellectual property rights,
•	our ability to establish and maintain intellectual property rights,
•	our ability to retain and hire necessary employees and appropriately staff our operations, and
•	management’s response to these factors.

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

Item 1.  Business

General

Envestnet is a leading provider of intelligent systems for wealth management and financial wellness.  Envestnet’s unified technology enhances advisor productivity and strengthens the wealth management process, delivering unparalleled flexibility, accuracy, performance, and value. Envestnet enables a transparent, independent, objective, and fiduciary standard of care, and empowers enterprises and advisors to more fully understand their clients and deliver better outcomes.

More than 2,500 companies, including 16 of the 20 largest U.S. banks, 38 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIA”), and hundreds of Internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences, and help drive better outcomes for enterprises, advisors, and their clients.

Founded in 1999, Envestnet has been a leader in helping transform wealth management, working towards its goal of building a holistic, end-to-end wealth management platform that supports advisors and their clients.

Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting software, services and data, delivering better intelligence and enabling its customers to drive better outcomes.

Envestnet serves clients from its headquarters based in Chicago, Illinois, as well as other locations throughout the United States and India.

Segments

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in Note 20 to the notes to consolidated financial statements. Our business segments are as follows:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.
•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients.  In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. At the end of 2016, Envestnet’s platform assets grew to over $1 trillion in more than 6 million accounts overseen by more than 54,000 advisors.

Services provided to advisors include:  financial planning, risk assessment and selection of investment strategies and solutions, asset allocation models, research and due diligence, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi‑custodian performance reporting and communication tools, plus data analytics.  Envestnet has access to a wide range of leading third‑party asset custodians.

We offer these solutions principally through the following product/services suites:

•

Envestnet | Enterprise – provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting.  Advisors have access to over 17,000 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics, and digital advice capabilities to customers.

•	Envestnet | TamaracTM provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management (“CRM”) software, principally to high‑end RIAs.
•

Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services for advisor-sold retirement plans. Leveraging integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•

Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) – provides research due diligence and consulting services to assist advisors in creating investment solutions for their clients. These solutions include more than 4,000 vetted managed account products, multi-manager portfolios, fund strategist portfolios, as well as proprietary products, such as Quantitative Portfolios.  PMC also offers an Overlay Service, which includes patented portfolio overlay and tax optimization services.

As the tables below indicate, Envestnet’s wealth management solutions have experienced steady and significant growth over the last several years. We believe this growth is attributable to secular trends in the wealth management industry, the uniqueness and comprehensiveness of our products, as well as acquisitions.

The following charts show growth in the number of advisors, accounts and assets supported by Envestnet:

Total Advisors

60,000
50,000
40,000
30,000
20,000
10,000
0
19,596
23,026
30,632
40,237
47,328
54,335
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16

	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
AUM/A	13,887	16,085	22,838	28,605	33,775	36,483
S & L	5,709	6,941	7,794	11,632	13,553	17,852

Accounts Under Management or Administration & Subscription and Licensing

(in thousands)

6,000
4,000
2,000
0
929
1,677
2,244
2,858
3,474
6,099
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16

	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
AUM	125	156	211	310	490	545
AUA	216	293	525	667	808	995
S & L	588	1,228	1,508	1,881	2,176	4,559

Assets Under Management or Administration & Subscription and Licensing

($ in billions)

1,200
1,000
800
600
400
200
0
140
368
537
713
852
1,095
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16

	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
AUM	23	31	46	72	93	105
AUA	47	67	132	174	197	242
S & L	70	270	359	467	562	748

Envestnet | Yodlee Segment

Envestnet | Yodlee is a leading data aggregation and data intelligence platform.  As a “big data” specialist, Yodlee gathers, refines and aggregates a massive set of end-user permissioned transaction level data, which it then provides to customers as data analytics solutions and market research services.

More than 1,000 financial institutions, financial technology innovators and financial advisory firms, including 11 of the 20 largest U.S. banks, subscribe to the Envestnet | Yodlee platform to underpin personalized financial apps and services for approximately 22 million paid subscribers.

Yodlee serves two main customer groups:  financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.

•

The Financial Institutions group provides customers with secure access to open application programming interfaces (“APIs”), end-user facing applications powered by our platform and APIs (“FinApps”), and also reports.   Customers receive end user-permissioned transaction data elements that we aggregate and cleanse.  Yodlee also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality.  FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business solutions.   They are targeted at the retail financial, wealth management, small business, card, lenders, and other financial services sectors.  These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities.  For example, Yodlee’s Expense FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 15,000 sources, including banking, investment, loan, and credit card information.

•

The Yodlee Interactive group enables customers to develop new applications and enhance existing solutions.  These customers operate in a number of sub-vertical markets, including wealth management, personal financial management, small business accounting, small business lending and authentication. They use the Envestnet | Yodlee platform to build solutions that leverage our open APIs and access to a large end user base.  In addition to aggregated transaction-level account data elements, we provide YI customers with secure access to account verification, money movement and risk assessment tools via our APIs. We play a critical role in transferring innovation from financial technology innovators to financial institutions.  For example, YI customers use Yodlee applications to provide working capital to small businesses online; personalized financial management, planning and advisory services; e-commerce payment solutions; and online accounting systems for small businesses. We provide access to our solutions across multiple channels, including web, tablet and mobile.

Both FI and YI segments benefit customers by improving end-user satisfaction and retention, accelerating speed to market, creating technology savings and enhancing their data analytics solutions and market research capabilities.  End users receive better access to their financial information and more control over their finances, leading to more informed and personalized decision making.  For customers who are members of the developer community, Yodlee solutions provide access to critical data and payments solutions, faster speed to market and enhanced distribution.

We believe that our brand leadership, innovative technology and intellectual property, large customer base, and unique data gathering and enrichment provide us with competitive advantages that have enabled us to generate strong growth.

•

Envestnet Analytics provides data analytics, mobile sales solutions, and online education tools to financial advisors, asset managers and enterprises.  These tools empower financial services firms to extract key business insights to run their business better and provide timely and focused support to advisors. Our dashboards deliver segmentation analytics, multi-dimensional benchmarking, and practice pattern analyses that provide mission-critical insights to clients.

Market Opportunity

The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household financial assets exceeded $75 trillion as of December 31, 2016, representing a sizeable wealth management opportunity.

A number of significant trends are impacting the wealth management industry. Market forces are converging to bring about changes in wealth management, including those described below:

•	More consumers are recognizing the need for advice and are willing to pay for it. Consumers are also becoming more cost conscious and tech savvy. They want advice to be objective and non-conflicted.
•

A massive wealth transfer is in the offing that will exceed $30 trillion as baby boomers transition assets to their offspring (Gen X and Gen Y).  These generations tend to favor greater use of technology and want access to advice and their assets anywhere, anytime, and on any device.

•

Regulations and digital advice start-ups are putting pressure on advisor and firm fees and profit margins.  To survive and thrive, advisors will need to increasingly rely on technology to achieve efficiency and scale to serve a growing client base.

•

Federal regulations and investor demand are changing the investor-advisor relationship to one governed by a fiduciary standard.  Investment advice will be rooted in financial planning and centered on achieving investor goals.

•

Technology is transforming the financial advice industry.  Control is shifting from manufacturers and distributors of products to consumers.  As consumers become better informed in an increasingly complex market, they not only seek guided advice, but they seek unbiased advisors who put their best interest first.  They demand greater transparency in product pricing.

•	Digital technology is revolutionizing the way financial advisors can do business as they increasingly employ technology to service clients.
•	Financial services firms will need to be able to interact with customers on a digital basis via investor portals and other technology.

These trends are impacting Envestnet’s business and creating a significant market opportunity for technology‑enabled investment solutions and services like ours.

A technological shift is also underway in the broader financial services industry. Outdated enterprise hardware and software is being replaced by cloud-driven solutions that are easier and less expensive to implement, update and manage.  Banks continue to spend heavily on IT in order to compete effectively in an increasingly competitive environment.  The addressable market opportunity is large.

•	As financial institutions continue to spend on technology, we believe a growing proportion of that spending will shift to cloud-based solutions.
•

In addition to the opportunity that exists with traditional financial institutions, we believe that we also have a significant opportunity with Internet services companies providing innovative financial solutions.

•	Open platforms and application-level developer ecosystems are driving innovation forward. New technology platforms are leveraging big data.

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

Business Model

Envestnet’s business model lends itself to a high degree of recurring and predictable revenues.  Envestnet provides asset-based, subscription and licensing, and professional services on a business-to-business-to-consumer (“B2B2C”) basis to financial services clients, whereby customers offer solutions based on our platform to their end users.  On a business-to-business (“B2B”) basis, we deliver an open platform to customers and third-party developers through an open API framework. We believe that a number of characteristics contribute to the success of our business model, including:

•	Favorable trends with respect to growth in fee-based assets and need for advanced technology;
•	Recurring and resilient revenue base; and
•	Strong customer retention.

Revenue is generated in three categories:

Assets under management or administration (“AUM/A”)

AUMA revenue is asset‑based, meaning it is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors.

In over 90% of asset‑based fee arrangements, customers are billed at the beginning of each quarter based on the market value of customer assets on our wealth management platforms as of the end of the prior quarter, providing for a high degree of revenue visibility in the current quarter.  Revenue may fluctuate from quarter to quarter based on changes in asset values or fee rates on those asset values.

Subscription and Licensing

The firm also generates revenue from recurring, contractual subscription and licensing fees for providing access to our technology platforms.

Envestnet’s subscription and licensing fees are also highly predictable because they are generally established in multi‑year contracts providing longer‑term visibility regarding that portion of total revenues.

Subscription and licensing fees vary based on the scope of technology solutions and services being used, and are priced in a variety of constructs based on the size of the business, number of users or number of accounts, and in many cases can increase over time based on the growth of these factors.

Professional Services and Other

Envestnet also generates revenue from professional services for client onboarding, technology development and other project related work.

Growth Strategy

Envestnet intends to increase revenue and profitability by continuing to pursue the following strategies:

•	Add new enterprise clients;
•	Increase our advisor base;
•	Extend the account base within a given advisor relationship;
•	Expand the services utilized by each advisor or enterprise client, including the cross selling of services across Envestnet’s business lines where applicable;
•	Continue to invest in our technology platforms and data analytics capabilities; and
•	Continue to pursue strategic transactions and other relationships.

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

Envestnet undergoes an annual SSAE 16 SOC 1 Type II audit to validate the continued operation of our internal controls three of its main technology platforms, the Unified Managed Platform, the Unified Managed Platform (Institutional) and Tamarac platforms.  The SOC reports confirm design and operating effectiveness of internal controls. We maintain multiple redundancies, back up our databases and safeguard technologies and proprietary information consistent with industry best practices. We also maintain a comprehensive business continuity plan and company‑wide risk assessment program that is consistent with industry best practices and that complies with applicable regulatory requirements.

We have historically made significant investments in platform development in order to enhance and expand our technology platforms and expect to continue to make significant investments in the future. In the years ended December 31, 2016, 2015 and 2014, we incurred technology development costs totaling approximately $38,100, $12,600 and $11,600, respectively. Of these costs, we capitalized approximately $8,600, $5,500 and $3,400, respectively, as internally developed software. We expect to continue focusing our technology development efforts principally on adding features to increase our market competitiveness, enhancements to improve operating efficiency, address regulatory demands and reduce risk, and client‑driven requests for new capabilities.

Our proprietary Web‑based platforms provide financial advisors with access to investment solutions and services that address, in one unified, centrally‑hosted platform, based on our knowledge of the industry, the widest range of front‑, middle‑ and back‑office needs in our industry. The “open architecture” design of our technology platforms provide financial advisors with flexibility in terms of the investment solutions and services they access, and configurability in the manner in which the financial advisors utilize particular investment solutions and services. The multi‑tenant platform architecture ensures that this level of flexibility and customization is achieved without requiring us to create unique applications for each client, thereby reducing the need for additional technology personnel and associated expenses. In addition, though our technology platforms are designed to deliver a breadth of functions, financial advisors are able to select from the various investment solutions and services we offer, without being required to subscribe to or purchase more than what they believe is necessary.

Our data aggregation platform collects a wide variety of end user-permissioned transaction-level data from over 15,000 sources and puts it in a common repository.  Envestnet | Yodlee developed robust proprietary technology and processes and established relationships that allow us to curate these data sources and expand our access to new data sources. Over 71% of this data is collected through structured feeds from our FI customers and other FIs. These structured feeds, which consist of either batch files pushed to us or real-time access, provide this critical data efficiently and at scale. Where we do not have direct connections, we capture data using our proprietary information-gathering techniques.

Beyond collecting data, our data aggregation platform performs a data refining process and augments the data with additional information from a variety of other sources.  We enrich the data with a proprietary twelve-step process, adding such elements as categorization and merchant identification for bank or credit card account data and investment holding identification for investment account data.  As our platform usage grows and is exposed to more users and use cases, the system benefits from machine learning algorithms to better normalize, categorize and process large amounts of data, allowing our network to become more effective, efficient and valuable to our customers. Utilizing this enhanced data, including consolidated data from within our FI customers and account data regarding accounts at other FIs, our data intelligence organizes, analyzes, and presents it in a manner that helps our customers offer personalized solutions that enable their consumers to achieve better financial outcomes.

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

Customers

•

Financial advisors that are working alone or as part of financial advisory firms.  Our principal value proposition aimed at financial advisors working alone or as part of financial advisory firms is that our technology platforms allow them to compete effectively with financial advisors employed by large financial institutions.  Envestnet can provide these advisors with access to as many or more of the investment solutions and services that are typically available to financial advisors working at the largest firms.

•

Enterprise clients in wealth management.  We provide enterprise clients with customized, private‑labeled technology platforms that enable them to support their affiliated financial advisors with a broad range of investment solutions and services.  Our contracts with enterprise clients establish the applicable terms and conditions, including pricing terms, service level agreements and basic platform configurations.

•

Financial institutions.  We serve global banks through financial applications. Envestnet | Yodlee Retail Banking solution is a set of innovative FinApps providing consumers with a clear picture and greater insight into their financial lives.  It enables customers to consolidate all their financial account information in one place, giving them a better handle on their money.  Personalized tools allow them to manage, and meet, their financial goals – which in turn makes them more engaged and more loyal customers.  We estimate that our current network of FI customers alone reaches more than 100 million end users, representing a significant opportunity to grow our paid user base within existing customers.

•

Other financial technology providers. We work with a variety of firms who provide technology to the financial services industry. We provide FinApps, personal financial management tools and data aggregation capabilities to companies in online lending, e-commerce and payments, digital advice and wealth management, and other web development firms.

Sales and Marketing

Our sales teams are organized based on our customers.

•

Our advisor-facing sales teams are “outside” sales professionals supported by “inside” consultants, organized regionally, responsible for supporting firms and investment advisors who are customers of Envestnet. They help advisors create investment proposals, navigate Envestnet’s wealth management platform, and facilitate new business. Our Platform Consulting Group helps advisors utilize Envestnet’s wealth management platform effectively and efficiently.  They are subject matter experts on advisor managed programs, unified managed accounts (“UMA”), proposal guidance and site navigation.  They provide consulting services to a number of large clients. Envestnet’s PMC Consulting team of investment professionals provide a variety of portfolio and investment management consulting services to RIAs and broker-dealer advisors using Envestnet’s wealth management platform.

•

Enterprise Consultants are the main point of contact for enterprise clients with respect to day-to-day platform matters as well as contractual and pricing efforts. This includes support for advisors and firm management with regard to the overall relationship.  The enterprise consultant is essentially the client’s relationship manager who serves as the liaison between the firm and Envestnet.

•

We have a direct sales and pre-sales team servicing the leading global financial institutions. The FI sales team is divided geographically. Each regional sales and pre-sales team is responsible for acquiring new FI customers. Within the North America region, direct sales and pre-sales representatives are further divided into teams that focus on specific accounts, on a named-account basis, depending on size, location, product specialization and/or brand. These sales teams are supported by customer advocacy teams who specialize in customer account management and expansion. Together, sales, pre-sales and customer advocacy representatives are responsible for growing our customer relationships in terms of account penetration (cross-selling additional products and services into the same or additional groups within a FI) and expanding use of existing products and services (increasing usage).

•

We have a direct sales and technical pre-sales team covering financial technology providers in each region. Each regional sales and technical pre-sales team is responsible for acquiring new customers and channel partners. From time to time, we assign specific accounts based upon sales or domain expertise.  These teams are supported by a customer success and developer relations team who specialize in customer API integration, and account management and expansion, including services to our channel partners. Together, sales, technical pre-sales, customer success and developer relations representatives are responsible for growing our direct customer and channel partner relationships in terms of account penetration and API usage.

Our marketing efforts are focused on initiatives to drive global company, brand and solutions awareness and significant lead generation and sales acceleration across our whole business. These initiatives include educating the market about our solutions, achieving recognition as the industry leader through awards, speaking engagements, thought leadership articles, data trends and metrics, and high profile interviews. We use advertising and public relations to communicate our message to our target markets.

To implement our marketing efforts, we generally employ paid print and online advertisements in a variety of industry publications, as well as promotions that include e‑blast campaigns and sponsored webinars for financial advisors. We also partner with independent broker‑dealers on direct mail campaigns targeting such firms’ financial advisors to describe the investment solutions and services that we offer, produce brochures and presentations for financial advisors to use with their clients and we create Internet pages or sites to promote our investment solutions and services. Envestnet | Yodlee employs a variety of integrated sales and marketing initiatives, including hosted demand generation webinars, sponsorship and partnership of key industry conferences, customer and developer-focused events and programs, incubator efforts, and other high-profile activities designed to demonstrate thought leadership and engage new audiences in actionable and measurable ways.  We employ many tools, including web and social properties, integrated creative campaigns consisting of online advertising, digital content marketing, direct mail, and blogs.

Envestnet | Yodlee also supports industry analyst relations and media relations activities.  In addition, our marketing efforts develop FI customer best practices tools to drive deeper consumer activity and engagement.

Competition

Within wealth management, Envestnet competes on the basis of several factors including:

•	The breadth and quality of investment solutions and services to which we provide access through our technology platform;
•	The number of custodians that are connected through our technology platforms;
•	The price of our investment solutions and services;
•	The ease of use of our technology platforms; and
•	The nature and scope of investment solutions and services that each wealth management provider believes are necessary to address their needs.

Our competitors offer a variety of products and services that compete with one or more of the investment solutions and services provided through our technology platforms; although, based on our industry experience, we believe that none offers a more comprehensive set of products and services than Envestnet does.

Within digital financial services, we compete on the basis of several factors, including:

•	Reputation;
•	Cloud-based delivery model;
•	Data aggregation capability;
•	Access to data through direct structured data feeds to FI’s;
•	Scale (size of customer base and level of user adoption);
•	Security;
•	Time to market;
•	Breadth and depth of application functionality user experience;
•	Access to third-party applications;
•	Ease of use, ease of integration, flexibility and configurability; and
•	Competitive pricing.

We believe that Envestnet competes favorably with respect to all of these factors.

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

Our subsidiaries Envestnet Asset Management, Inc. (“EAM”), Envestnet Portfolio Solutions, Inc. (“EPS”), Portfolio Management Consultants, Inc. and ERS operate investment advisory businesses. These subsidiaries are registered with the U.S. Securities and Exchange Commission (“SEC”) as “investment advisers” under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are regulated thereunder. They may also provide fiduciary services as defined in Section 3(21)(A)(ii) of the Employee Retirement Income Security Act of 1974 (“ERISA”), including acting as an “investment manager” (as defined in Section 3(38) of ERISA). As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 of the Investment Company Act of 1940, as amended (the

“Investment Company Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, it could have a substantial effect on our business. EAM serves as the investment adviser to two mutual funds. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, and detailed operating requirements, including restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees, and provide extensive and ongoing disclosure to clients. The application of these requirements to wrap fee programs is particularly complex and the SEC has in the past scrutinized firms’ compliance with these requirements. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Although we believe we are in compliance in all material respects with the requirements of the Advisers Act and the Investment Company Act and the rules and interpretations promulgated thereunder, our failure to comply with such laws, rules and interpretations could have a material adverse effect on us.

Portfolio Brokerage Services, Inc., (“PBS”), our broker-dealer subsidiary, is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934, (the “Exchange Act”), in all 50 states and the District of Columbia. In addition, PBS is a member of the Financial Industry Regulatory Authority (“FINRA”), the securities industry self-regulatory organization that supervises and regulates the conduct and activities of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA and the SEC conduct periodic examinations of the operations of its members, including PBS. Violation of applicable regulations can result in the suspension or revocation of a broker-dealer’s registration, the imposition of censures or fines and the suspension or expulsion of the broker-dealer from FINRA. PBS is subject to minimum net capital requirements under the Exchange Act, SEC and FINRA rules and conducts its business pursuant to the exemption from the SEC’s customer protection rule provided by Rule 15c3-3(k)(2)(i) under the Exchange Act. As of December 31, 2016, PBS was required to maintain a minimum of $100 in net capital and its actual net capital was $1,198.

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

Employees

As of December 31, 2016, we had 3,197 employees, including 230 in sales and marketing, 694 in engineering and systems, 741 in research and development, 1,255 in operations, 42 in investment management and research, and 235 in executive and corporate functions. Of these 3,197 employees, 1,986 were located in India. None of our employees is represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is positive.

Executive Officers of the Registrant

The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
Judson Bergman	60	Chairman, Chief Executive Officer, Director
Anil Arora	56	Vice Chairman, Chief Executive of Envestnet | Yodlee
William Crager	53	President
Peter D’Arrigo	49	Chief Financial Officer
Scott Grinis	55	Chief Technology Officer
Shelly O’Brien	51	Chief Legal Officer, General Counsel and Corporate Secretary
Brandon Thomas	53	Chief Investment Officer
Josh Mayer	43	Chief Operating Officer

Judson Bergman, Age 60. Mr. Bergman is the founder of our company and has served as our Chairman, Chief Executive Officer and a director since 1999. Prior to founding our company, Mr. Bergman was Managing Director at Nuveen Investments, Inc. (“Nuveen”), a diversified investment manager. Mr. Bergman received an MBA in finance and accounting from Columbia University and a BA from Wheaton College.

Anil Arora, Age 56. Mr. Arora has served as Vice Chairman and Chief Executive Officer of Envestnet | Yodlee since November 2015. Prior to then, he was President and Chief Executive Officer and was a member of the board of directors of Yodlee, Inc. since February 2000. Mr. Arora served as the Chairman of the board of directors of Yodlee, Inc. since March 2014. Prior to joining Yodlee, Mr. Arora served in various positions with Gateway, Inc.  Mr. Arora holds an M.B.A. from the University of Michigan, Stephen M. Ross School of Business, and a B.S. in business administration from Rockford College.

William Crager, Age 53. Mr. Crager has served as our President since 2002. Prior to joining us, Mr. Crager served as Managing Director of Marketing and Client Services at Rittenhouse Financial Services, Inc., an investment management firm affiliated with Nuveen. Mr. Crager received an MA from Boston University and a BA from Fairfield University, with a dual major in economics and English.

Peter D’Arrigo, Age 49. Mr. D’Arrigo has served as our Chief Financial Officer since 2008. Prior to joining us, Mr. D’Arrigo worked at Nuveen where he served as Treasurer since 1999, as well as holding a variety of other titles after joining them in 1990. Mr. D’Arrigo received an MBA from the Northwestern University Kellogg Graduate School of Management and an undergraduate degree in applied mathematics from Yale University.

Scott Grinis, Age 55. Mr. Grinis has served as our Chief Technology Officer since 2004. Prior to joining us, Mr. Grinis co‑founded Oberon Financial Technology, Inc., our subsidiary, prior to its acquisition by us. Mr. Grinis received a BS and an MS degree in electrical engineering from Stanford University.

Shelly O’Brien, Age 51. Ms. O’Brien has served as our Chief Legal Officer, General Counsel and Corporate Secretary since 2002. Prior to joining us, Ms. O’Brien was General Counsel and Director of Legal and Compliance for ING (U.S.) Securities, Futures & Options Inc., a broker‑dealer, and futures commission merchant. Ms. O’Brien received a degree in political science from Northwestern University, a JD from Hamline University School of Law, and an LLM in taxation from John Marshall Law School.

Brandon Thomas, Age 53. Mr. Thomas is a co‑founder of our company and has served as Chief Investment Officer and Managing Director of Portfolio Management Consultants, our internal investment management and portfolio consulting group, since 1999. Prior to joining us, Mr. Thomas was Director of Equity Funds for Nuveen. Mr. Thomas received an MBA from the University of Chicago, a JD from DePaul University and is a graduate of Brown University.

Josh Mayer, Age 43. Mr. Mayer was appointed Chief Operating Officer in April 2014. Previously, he served as Envestnet’s Executive Vice President and Director of Operations from January 2011 to April 2014, and as Envestnet’s Senior Vice President, Head of Operations from 2004 to January 2011. From 2000 to 2004, Mr. Mayer served as the Director of Operations for Oberon Financial Technology, which was acquired by Envestnet in 2004. Mr. Mayer holds a Bachelor of Arts and Sciences from Georgetown University

Item 1A.  Risk Factors

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

Our revenues during the three years ended December 31, 2016 have grown at a compound annual growth rate of 29%. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend on, among other things, our ability to successfully grow our total assets under management and administration and add additional clients. If we are unable to implement our growth strategy, develop new investment solutions and services and gain new clients, our results of operations, financial condition or business may be materially adversely affected.

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

Our revenue may fluctuate from period‑to‑period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following events, as well as other factors described elsewhere in this document:

•	a decline or slowdown of the growth in the value of financial market assets, which may reduce the value of assets under management and administration and therefore our revenues and cash flows;
•	negative public perception and reputation of the financial services industry, which would reduce demand for our investment solutions and services;
•	unanticipated changes to economic terms in contracts with clients, including renegotiations;
•	downward pressure on fees we charge our clients, which would therefore reduce our revenue;
•	changes in laws or regulations that could impact our ability to offer investment solutions and services;
•	failure to obtain new clients;
•	cancellation or non‑renewal of existing contracts with clients;
•	failure to protect our proprietary technology and intellectual property rights;
•	unanticipated delays in connection with the conversion of client assets onto our technology platforms;
•	changes to or a reduction in the suite of investment solutions and services provided to or used by existing clients;
•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt;
•	fluctuations in currency exchange rates; and
•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.

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

As of December 31, 2016, we had $142,000 of borrowings outstanding under our credit facility (the “Amended and Restated Credit Agreement”) and $172,500 of outstanding 1.75% convertible notes due in 2019 (the “Convertible Notes”). We also had an additional $100,000 available under our Amended and Restated Credit Agreement. This indebtedness could, among other things:

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

We compete with many different types of companies that vary in size and scope, including custodians, turnkey asset management platforms, data and analytics providers, and other financial technology companies. Representative examples of competitors include Pershing LLC (a subsidiary of BNY Mellon Corporation), AssetMark, Inc., Advent Software (a subsidiary of SS&C Technologies Holdings, Inc.), Orion Advisor Services, and Quovo, Inc. Competition is discussed in greater detail under “Business—Competition” included in this Form 10‑K. In addition, some of our clients have developed or may develop the in‑house capability to provide the technology and/or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisors, obviating the need to hire us, and they may offer these services to third‑party financial advisors or financial institutions, thereby competing directly with us for that business.

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

A substantial portion of our revenues are derived from clients in the financial advisory industry. A decline or lack of growth in demand for financial advisory services would adversely affect our clients and, in turn, our results of operations, financial condition and business. For example, the availability of free or low‑cost investment information and resources, including research and information relating to publicly traded companies and mutual funds available on the Internet or on company websites, could lead to lower demand by investors for the services provided by financial advisors. In addition, demand for our investment solutions and services among financial advisors could decline for many reasons. Consolidation or limited growth in the financial advisory industry could reduce the number of our clients and potential clients. Events that adversely affect our clients’ businesses, rates of growth or the numbers of customers they serve, including decreased demand for our clients’ products and services, adverse conditions in our clients’ markets or adverse economic conditions generally, could decrease demand for our investment solutions and services and thereby decrease our revenues. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

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

For the years ended December 31, 2016, 2015 and 2014, revenues associated with our relationship with our single largest client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 15%, 18% and 19% respectively, of our total revenues and our ten largest clients accounted for 36%, 42% and 48%, respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. A substantial majority of our revenues associated with Fidelity is derived from ongoing platform service fees paid by firms, advisors or advisors’ clients obtained through the Fidelity relationship based upon asset-based fees. A majority of our agreements with financial advisors generally provide for termination at any time. The license agreement with Fidelity, which accounted for less than 1% of our revenue in the year ended December 31, 2016, is subject to renewal on an annual basis. If Fidelity or a significant number of our most important clients were to terminate their contracts with us and we were unable to obtain a significant number of new clients, our results of operations, financial condition or business could be materially adversely affected.

Our investment advisory clients that pay us an asset‑based fee may seek to negotiate a lower fee percentage or may cease using our services, which could limit the growth of, or decrease, our revenues.

A significant portion of our revenues are derived from asset‑based fees. Our investment advisory clients may, for a number of reasons, seek to negotiate a lower asset‑based fee percentage. For example, an increase in the use of index‑linked investment products by the clients of our financial advisor clients may result in lower fees being paid to our clients, and our clients may in turn seek to negotiate lower asset‑based fee percentages for our services. In addition, as competition among our clients increases, they may be required to lower the fees they charge to their clients, which could cause them to seek to decrease our fees accordingly. Any of these factors could result in fluctuation or a decline in our asset‑based fees, which would have a material adverse effect on our results of operations, financial condition or business.

Changes in market and economic conditions could lower the value of assets on which we earn revenues and could decrease the demand for our investment solutions and services.

Asset‑based fees make up a significant portion of our revenues. Asset‑based fees represented 61%, 79% and 84% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. We expect that asset‑based fees will continue to represent a significant percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a mutual fund or other investment solution. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset‑based fees could be materially adversely affected.

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

Potential, perceived and actual conflicts of interest are inherent in our existing and future business activities and could give rise to client dissatisfaction, litigation or regulatory enforcement actions. In particular, we pay varying fees to third‑party asset managers and custodians and our financial advisor customers, or their clients, could accuse us of directing them toward those asset managers or custodians that charge us the lowest fees and therefore provide us with a greater financial advantage. In addition, we offer proprietary mutual funds and portfolios of mutual funds through our internal investment management and portfolio consulting group, and financial advisors or their clients could conclude that we favor our proprietary investment products because of their belief that we earn higher fees when our proprietary investment products are used. Adequately addressing conflicts of interest is complex and difficult. If we fail, or appear to fail, to adequately address potential, perceived or actual conflicts of interest, the resulting negative public perception and reputational harm could materially adversely affect our client relations or ability to enter into contracts with new clients and, consequently, our results of operations, financial condition and business.

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

Investment solutions and services we develop or license may contain undetected errors or defects despite testing. Such errors can exist at any point in the life cycle of our investment solutions or services, but are frequently found after introduction of new investment solutions and services or enhancements to existing investment solutions or services. We continually introduce new investment solutions and services and new versions of our investment solutions and services. Despite internal testing and testing by current and potential clients, our current and future investment solutions and services may contain serious defects or malfunctions. If we detect any errors before release, we might be required to delay the release of the investment solution or service for an extended period of time while we address the problem. We might not discover errors that affect our new or current investment solutions, services or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Errors may occur that could have a material adverse effect on our results of operations, financial condition or business and could result in harm to our reputation, lost sales, delays in commercial release, third‑party claims, regulatory actions, contractual disputes, contract terminations or renegotiations, or unexpected expenses and diversion of management and other resources to remedy errors. In addition, negative public perception and reputational damage caused by such claims would adversely affect our client relationships and our ability to enter into new contracts. Any of these problems could have a material adverse effect on our results of operations, financial condition and business.

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

Our insurance coverage and contractual liability limitations may fail to provide adequate protections.

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

Our Envestnet | Yodlee data aggregation solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of December 31, 2016, we receive over 71% of this data through structured data feeds that are provided under the terms of our contracts with most of our financial institution, or FI, customers. Although all of the information we currently gather is end user-permissioned, non-identified data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.

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

We regularly rely on exemptions from various requirements of the Exchange Act, the Advisers Act, the Investment Company Act and ERISA in conducting our activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third‑party claims and our business could be materially and adversely affected.

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

We have made substantial investments in software and other intellectual property on which our business is highly dependent. We rely on a combination of patent, trade secret, trademark and copyright laws, confidentiality and nondisclosure agreements and other contractual and technical security measures to protect our proprietary technology, all of which provide only limited protection. As of December 31, 2016, we had approximately 80 issued patents in the U.S. and foreign jurisdictions as well as additional pending patent applications in the U.S. and foreign jurisdictions. Some of these patents relate to technology that is included in our data aggregation platform and expire beginning in 2018. Any loss of our intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights of others, could have a material adverse effect on our results of operations, financial condition or business.

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

Our business will suffer if we do not keep up with rapid technological change, evolving industry standards or changing requirements of clients.

We expect technological developments to continue at a rapid pace in our industry. Our success will depend, in part, on our ability to:

•	continue to develop our technology expertise;
•	recruit and retain skilled technology professionals;
•	enhance our current investment solutions and services;
•	develop new investment solutions and services that meet changing client needs;
•	implement changes to our investment solutions and services to meet changing regulatory requirements;
•	advertise and market our investment solutions and services;
•	protect our proprietary technology and intellectual property rights; and
•	influence and respond to emerging industry standards and other technological changes.

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

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices, new and evolving regulations, and for some of our investment solutions and services, rapid technological change. Changing client demands, new market rules and practices, or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services and investment solution and service enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development costs of approximately $38,100, $12,600 and $11,600 in the years ended December, 31, 2016, 2015 and 2014, respectively. We expect that our technology development costs will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

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

Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2016, nearly 2,000 of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.

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

•

the burdens of complying with a wide variety of foreign regulations, laws and legal standards, including privacy, data security, tax and employment, some of which may be materially different or  more stringent than those of the United States;

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

The conditional conversion feature of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our $172,500 of outstanding Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. We may elect to satisfy our conversion obligation in cash, in shares of our common stock or in a combination of cash and shares of our common stock. If one or more holders elect to convert their Convertible Notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Furthermore, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.

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

Due to uncertainty in the application and interpretation of applicable state sales and use tax laws, we may be subject to additional tax liability.

We and our customers are subject to a variety of sales, use and other tax laws in the various states and cities in which we and they do business.  These laws and their interpretations change from time to time and often do not address with clarity their applicability to the types of products and services we and our subsidiaries provide.  Vendors, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and use taxes, even when owed by the end user.  If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our products or services, we might be liable for past taxes in addition to taxes going forward. Liability for past taxes might also include interest and penalty charges. We are often entitled to seek reimbursement from our customers for any sales and use taxes we pay either under the terms of our customer contracts or under applicable law or legal principles. Nevertheless, our customers might be reluctant to pay back taxes and might refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and any associated interest and penalties, and if our clients do not reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our products and services to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.

During 2016, we determined that net sales and use taxes of $6,229 were probable of being assessed related to a number of jurisdictions with respect to revenues in the year ended December 31, 2016 and prior years. As a result, in the fourth quarter of 2016, we recorded an estimated sales and use tax liability of $10,108, including interest of approximately $914 as well as an estimated sales and use tax receivable of $3,879 related to estimated recoverability of amounts due from customers. Additional future information obtained from the applicable jurisdictions or audits by one or more taxing authorities may affect our estimate of our sales and use tax liability. There can be no assurance that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we currently believe no such taxes are required.

In preparing our December 31, 2016 financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy these or other material weaknesses that we may identify in the future could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As discussed in further detail in Item 9A, “Control and Procedures” below, our management identified material weaknesses in our internal control over financial reporting as of December 31, 2016. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded there were material weaknesses in the design and operating effectiveness of controls over non-routine transactions, financial statement disclosures, fair value measurement of intangible assets, information technology general controls (ITGC’s) over two information systems and non-income tax compliance in 2016. These material weaknesses were caused by an ineffective controls activities process that failed to appropriately identify new employee resource needs and necessary internal controls over non-routine transactions and financial statement disclosures, fair value measurement of intangible assets and tax compliance and lacked sufficient internal controls intended to ensure that access to these IT systems were adequately restricted to appropriate personnel.

If the remedial measures we have begun implementing that are designed to address these material weaknesses are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters are located in Chicago, Illinois, and consist of approximately 35,500 square feet of leased space. Office space is leased for the Envestnet segment in Denver, Colorado; New York, New York; Sunnyvale and San Jose, California; Boston, Massachusetts; Seattle, Washington; Landis and Raleigh, North Carolina; Plano, Texas; Tucson, Arizona; Berwyn, Pennsylvania; and Trivandrum, India. Office space is leased for the Envestnet | Yodlee segment in Redwood City, California; West Chester, Pennsylvania and Bangalore, India. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.

Item 3.  Legal Proceedings

From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. See “Note 16 – Commitments and Contingencies” to the notes to consolidated financial statements in Part II, Item 8. In addition, we are currently involved in the following matter:

Plaid Litigation

In December 2014, Yodlee filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) had been infringing on seven of its U.S. patents. The complaint sought unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid. In May 2016, Plaid filed its answer and counterclaims to Yodlee’s complaint.  Plaid’s counterclaims sought declaratory judgment that Yodlee’s patents are not infringed, invalid, and unenforceable.  In addition, Plaid’s counterclaims alleged an antitrust violation under federal law, unfair competition under California State Law and common law, and violation of the federal Lanham Act.  The counterclaims sought seek unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Yodlee.  On June 24, 2016, Yodlee filed its answer to Plaid’s counterclaims in which it denied Plaid’s allegations and denied that Plaid is entitled to any relief.  On January 31, 2017, Yodlee and Plaid executed a Settlement Agreement and Patent License which, among other terms, fully disposed of all claims and counterclaims in the above-described Delaware litigation.  On February 3, 2016, the parties jointly filed a stipulation of dismissal of prejudice of all claims and counterclaims.  On February 6, 2017, the Court formally closed the case.

In December 2015, Plaid filed petitions for Inter-Partes Review (“IPR”) before the Patent Office’s Board of Patent Trials and Appeals (“PTAB”) against the Yodlee patents that are the subject of the lawsuit described in the immediately preceding paragraph.  In 2016, Plaid filed a series of Covered Business Method (“CBM”) Reviews against the Yodlee patents already at issue in the IPR Petitions and the litigation described above.  As part of the January 31, 2017 Settlement Agreement and Patent License, Yodlee and Plaid submitted joint requests for the PTAB to terminate all of the pending IPR and CBM proceedings and the PTAB issued an order on February 8, 2017 terminating all of the pending IPR and CBM proceedings.

In January 2017, Plaid requested an Ex Parte re-examination on one of Yodlee’s patents with the U.S. Patent Office (the “USPTO”).  On January 26, 2017, the USPTO determined that a substantial new question of patentability and granted the request for re-examination.  Yodlee has until March 27, 2017 to provide a statement in response to the re-examination decision.  In response to that statement, the Patent Office may either dismiss the re-examination or issue a first office action rejecting one or more of the claims of the patent.  At that point, Yodlee will be permitted another response.  After the re-examination is complete, Yodlee may appeal the results to the United States Court of Appeals for the Federal Circuit. Once all appeals are exhausted, a final judgment of invalidity becomes binding in District Court proceedings.  On February 8, 2017, Plaid filed notice with the Patent Office stating that the related litigation has been resolved and that Plaid does not intend to participate further in the reexamination proceedings. The USPTO may continue the reexamination without Plaid’s participation.

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

	2016
	High	Low
Quarter ended March 31, 2016	$28.95	$19.64
Quarter ended June 30, 2016	$37.31	$26.88
Quarter ended September 30, 2016	$40.87	$33.70
Quarter ended December 31, 2016	$39.10	$32.75

	2015
	High	Low
Quarter ended March 31, 2015	$57.37	$47.02
Quarter ended June 30, 2015	$55.70	$40.43
Quarter ended September 30, 2015	$46.12	$29.33
Quarter ended December 31, 2015	$33.49	$28.41

(b)	Holders

The approximate number of holders of record of our common stock was 242 as of March 17, 2017.

(c)	Dividends

We have not paid dividends for the most recent two years.

Common Stock

As of December 31, 2016, we had 500,000,000 common shares authorized at a par value of $0.005, of which 43,240,567 shares were outstanding.

Preferred Stock

As of December 31, 2016, we had 50,000,000 preferred shares authorized at a par value of $0.005, of which no shares were outstanding.

(d)	Securities Authorized for Issuance Under Equity Compensation Plan

For a description of securities authorized under our equity compensation plans, see Note 13 to the notes to consolidated financial statements in Part II, Item 8.

(e)	Stock Performance Graph

The following graph compares the cumulative return to stockholders for $100 invested in our common stock relative to the cumulative total returns of the Russell® 2000 Index and The S&P North American Technology Sector Index for each of the last five fiscal years. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

5 YEAR STOCK PERFORMANCE GRAPH

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Envestnet, Inc.	$100.00	$116.64	$336.96	$410.87	$249.58	$294.73
Russell® 2000 Index	100.00	116.30	164.80	173.32	165.67	200.98
S&P North American Technology Sector Index	100.00	113.73	150.95	171.73	186.33	208.77

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(f)	Recent Sales of Unregistered Securities

None

(g)	Issuer Purchases of Equity Securities

None

Item 6.  Selected Financial Data

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except for share and per share information)
Total revenues	$578,164	$420,919	$348,748	$242,535	$157,266
Operating expenses:
Cost of revenues	180,590	161,309	150,067	98,970	56,119
Compensation and benefits	241,584	139,756	104,457	77,442	54,973
General and administration	115,435	72,900	54,321	45,282	30,732
Depreciation and amortization	63,999	27,962	18,651	15,329	12,400
Total operating expenses	601,608	401,927	327,496	237,023	154,224
Income (loss) from operations	(23,444)	18,992	21,252	5,512	3,042
Other income (expense), net	(17,046)	(10,004)	1,255	200	26
Income (loss) before income tax provision	(40,490)	8,988	22,507	5,712	3,068
Income tax provision	15,077	4,552	8,528	2,052	2,603
Net income (loss)	(55,567)	4,436	13,979	3,660	465
Add: Net loss attributable to non-controlling interest	—	—	195	—	—
Income (loss) attributable to common shareholders	$(55,567)	$4,436	$14,174	$3,660	$465
Net income (loss) per share attributable to common stockholders
Basic	$(1.30)	$0.12	$0.41	$0.11	$0.01
Diluted	$(1.30)	$0.12	$0.38	$0.10	$0.01
Weighted average common shares outstanding:
Basic	42,814,222	36,500,843	34,559,558	33,191,088	32,162,672
Diluted	42,814,222	38,386,873	36,877,599	35,666,575	33,341,615

Consolidated Balance Sheet Data

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$52,592	$51,718	$209,754	$49,942	$29,983
Working capital	(42,870)	(5,808)	172,661	23,892	12,696
Goodwill and intangible assets	697,494	713,948	163,630	110,033	92,794
Total assets	872,401	876,249	439,358	221,242	162,399
Long-term debt	252,984	284,753	145,203	—	—
Stockholders’ equity	412,889	439,529	201,435	147,772	125,996

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where we have otherwise indicated or the context otherwise requires, dollar amounts presented in this Form 10‑K are in thousands, except for Item 9A, Exhibits and per share amounts.

Overview

Envestnet is a leading provider of intelligent systems for wealth management and financial wellness.  Envestnet’s unified technology enhances advisor productivity and strengthens the wealth management process, delivering unparalleled flexibility, accuracy, performance, and value. Envestnet enables a transparent, independent, objective, and fiduciary standard of care, and empowers enterprises and advisors to more fully understand their clients and deliver better outcomes.

More than 2,500 companies, including 16 of the 20 largest U.S. banks, 38 of the 50 largest wealth management and brokerage firms, over 500 of the largest Registered Investment Advisers, and hundreds of Internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences, and help drive better outcomes for enterprises, advisors, and their clients.

Founded in 1999, Envestnet has been a leader in helping transform wealth management, working towards its goal of building a holistic, end-to-end wealth management platform that supports advisors and their clients.

Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting software, services and data, delivering better intelligence and enabling its customers to drive better outcomes.

We believe that our business model results in a high degree of recurring and predictable financial results.

Recent Developments

FinaConnect, Inc.

On February 1, 2016 Envestnet acquired all of the outstanding shares of capital stock of FinaConnect, Inc. (“FinaConnect”).  FinaConnect is a software as a service (SaaS) platform that provides reporting and practice management capabilities to financial professionals servicing the retirement plan market and is the technology platform supporting the ERS service offering.  FinaConnect is included in the Envestnet segment.

In connection with the acquisition of FinaConnect, the Company paid upfront cash consideration of $6,425 and Company is required to pay contingent consideration of four times the incremental revenue on a certain book of business for the next two years, not to exceed a total amount of $3,500.

Wheelhouse Analytics LLC

On October 3, 2016, the Company acquired all of the issued and outstanding membership interests of Wheelhouse Analytics LLC (“Wheelhouse”). Wheelhouse is a technology company that provides data analytics, mobile sales solutions, and online education tools to financial advisors, asset managers and enterprises. Wheelhouse is included in the Envestnet | Yodlee segment.

The Company acquired Wheelhouse to be integrated with Yodlee’s industry-leading data and analytics solutions to strengthen Envestnet’s data-driven insights to financial advisors, asset managers and enterprises enabling them to better manage their businesses and client relationships and deliver better outcomes to their clients. Envestnet will deeply integrate Wheelhouse’s tools, delivering robust online dashboards and reporting that provides actionable intelligence.

In connection with the acquisition of Wheelhouse, the Company paid upfront cash consideration of $13,299 and is required to pay contingent consideration with the aggregate amount not to exceed $4,000 and certain holdbacks upon release.

Changes to the estimated fair value of the contingent consideration, if any, will be recognized in earnings of the Company.

Key Metrics

Envestnet Segment

The following table provides information regarding the amount of assets utilizing our platform technology, investor accounts and financial advisors in the periods indicated.

	As of December 31,
	2016	2015	2014
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$105,178	$92,559	$72,120
Assets Under Administration (AUA)	241,682	197,177	174,249
Subtotal AUM/A	346,860	289,736	246,369
Licensing	748,125	561,699	466,982
Total Platform Assets	$1,094,985	$851,435	$713,351
Platform Accounts
AUM	545,130	490,471	310,351
AUA	994,583	807,708	667,274
Subtotal AUM/A	1,539,713	1,298,179	977,625
Licensing	4,558,883	2,176,068	1,881,352
Total Platform Accounts	6,098,596	3,474,247	2,858,977
Advisors
AUM/A	36,483	33,775	28,605
Licensing	17,852	13,553	11,632
Total Advisors	54,335	47,328	40,237

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - 2016
	As of	Gross		Net	Market	As of
	12/31/2015	Sales	Redemptions	Flows	Impact	12/31/2016
	(in millions except account data)
Assets under Management (AUM)	$92,559	$34,504	$(26,698)	$7,806	$4,813	$105,178
Assets under Administration (AUA)	197,177	84,253	(54,942)	29,311	15,194	241,682
Total AUM/A	$289,736	$118,757	$(81,640)	$37,117	$20,007	$346,860
Fee-Based Accounts	1,298,179			241,534		1,539,713

The above AUM/A gross sales figures include $17.1 billion in new client conversions. The Company onboarded an additional $137.4 billion in licensing conversions during 2016, bringing total conversions for the year to $154.5 billion.

	Asset Rollforward - 2015
	As of	Gross		Net	Market	Reclass (to) from	As of
	12/31/2014	Sales	Redemptions	Flows	Impact	Licensing	12/31/2015
	(in millions except account data)
Assets under Management (AUM)	$72,120	$35,995	$(18,170)	$17,825	$(4,340)	$6,954	$92,559
Assets under Administration (AUA)	174,249	78,944	(41,347)	37,597	(4,577)	(10,092)	197,177
Total AUM/A	$246,369	$114,939	$(59,517)	$55,422	$(8,917)	$(3,138)	$289,736
Fee-Based Accounts	977,625			330,361		(9,807)	1,298,179

The above AUM/A gross sales figures include $31.9 billion in new client conversions. The Company onboarded an additional $98.5 billion in licensing conversions during 2015, bringing total conversions for the year to $130.4 billion

The mix of assets under management and assets under administration was as follows as of the dates indicated:

	December 31,
	2016	2015	2014
Assets under management (AUM)	30%	32%	29%
Assets under administration (AUA)	70%	68%	71%
	100%	100%	100%

We expect the percentage of AUM and AUA will fluctuate in future periods. The nature and type of services requested by our customers are the key drivers in determining whether customer assets are classified as AUM or AUA. Therefore, we do not have direct control over the mix of AUM and AUA.

Envestnet | Yodlee Segment

Paid Users

A paid user is defined as a user of an application or service provided to our customer using the Yodlee platform whose status corresponds to a billable activity under the associated customer contract. We believe that our ability to increase the number of paid users is an indicator of our market penetration, the growth of our business, and our potential future business opportunities.

Paid users were approximately 22.0 million, 21.3 million, and 18.4 million as of December 31, 2016, 2015 and 2014, respectively. The increase was primarily driven by an increase in our number of customers as well as expansion of user base within certain existing customers.

Revenues

Overview

We earn revenues primarily under three pricing models. First, a majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors. These revenues are recorded under revenues from assets under management (“AUM”) or administration (“AUA”) or collectively (“AUM/A”). Our asset‑based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset‑based fees accounted for approximately 61%, 79% and 84% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. In future periods, the percentage of our total revenues attributable to asset‑based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant subscription agreements, the mix of AUM or AUA, and other factors.

We generate revenues from recurring, contractual subscription fees for providing access to our technology platforms. This subscription revenue includes both contractual minimum payments and usage-based fees and is driven primarily by the number of customers, including new customers as well as customers who renew their existing subscription contracts, and the number of paid users.  These revenues are recorded under revenues from subscription and licensing fees. Subscription and licensing fees vary based on the scope of technology solutions and services being used, and are priced in a variety of constructs based on the size of the business, number of users or number of accounts, and in many cases can increase over time based on the growth of these factors. Subscription and licensing fees accounted for 34%, 18% and 14% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

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

For over 90% of our revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our platforms as of the end of the prior quarter. For example, revenues from assets under management or administration recognized during the fourth quarter of 2016 were primarily based on the market value of assets as of September 30, 2016. Our revenues from assets under management or administration are generally recognized ratably throughout the quarter based on the number of days in the quarter.

Our revenues from assets under management or administration are affected by the amount of new assets that are added to existing and new client accounts, which we refer to as gross sales. Gross sales, from time to time, also include conversions of client assets to our technology platforms. The amounts of assets that are withdrawn from client accounts are referred to as redemptions. We refer to the difference between gross sales and redemptions as net flows. Positive net flows indicate that the market value of assets added to client accounts exceeds the market value of assets that have been withdrawn from client accounts.

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

General and administration

General and administration expenses include occupancy costs and expenses relating to communications services, research and data services, website and system development, marketing, professional and legal services, travel and entertainment and transaction related expenses.

Depreciation and amortization

Depreciation and amortization expenses include depreciation and amortization related to:

•	fixed assets, including computer equipment and software, leasehold improvements, office furniture and fixtures and other office equipment;
•	internally developed software; and
•	intangible assets, primarily related to customer lists, backlog, proprietary technology and trade names, the value of which are capitalized in connection with our acquisitions.

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

Revenues from assets under management or administration are generated from fees based on a contractual percentage of assets under management or administration valued at each quarter‑end. These fees are generally collected at the beginning of a quarter in advance based upon the previous quarter‑end values. In less than 10% of our assets under management or administration contracts, fees are collected at the end of the quarter based upon the average daily balance. The contractual fee percentages vary based upon the level and type of services we provide to our customers. Pursuant to the contracts with our customers, we calculate our fees based on the asset values, without making any judgment or estimates. None of our fees is earned pursuant to performance‑based or other incentive‑based arrangements.

Subscription revenue is primarily derived from customers accessing the Envestnet | Yodlee platform or the Envestnet | Tamarac platform and include subscription, support, and usage-based fees. Subscription revenue is recognized ratably over the contracted term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided the four revenue recognition criteria have been satisfied. Usage-based revenues are recognized as earned, provided the four revenue recognition criteria have been satisfied.

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

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment. We review finite‑lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. There was no impairment recognized on intangible assets in 2016, 2015 or 2014.

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

Internally developed software for internal use

Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internally developed software for internal use during the years ended December 31, 2016, 2015 and 2014.

Internally developed software for external use

While most customer arrangements that are delivered to customers on SaaS technology platforms, whereby the customers do not have the ability to take possession of the software, customers could, and on occasion have, negotiated to purchase licenses to products that would not involve hosting by the Company. Accordingly, when determining which software development costs to capitalize, the Company follows the guidance for cost of software to be sold, leased, or otherwise marketed. The Company begins to capitalize software development costs upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is available to be purchased by the customers. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material and are expensed as incurred.

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

Reviews for impairment of goodwill and acquired intangible assets

Goodwill is tested for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, we aggregate components of a single operating segment into a reporting unit, if appropriate.  For purposes of performing the impairment tests, we identify reporting units in accordance with U.S. GAAP.  The identification of reporting units and consideration of aggregation criteria requires management judgment.

If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. In accordance with applicable accounting guidance, prior to performing the two step evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the two step goodwill impairment evaluation. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves management judgment.

Envestnet completed its annual goodwill impairment test as of October 31, 2016 for the fiscal year ended December 31, 2016.  At that date, Envestnet determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit.  The Company has concluded that it has two reporting units.  Envestnet also determined that it was more likely than not that the fair value of its reporting units exceeded the carrying value and concluded that goodwill was not impaired. As a result, the Company did not perform the two step goodwill impairment evaluation.

As part of the Company’s ongoing monitoring efforts to assess goodwill for possible indications of impairment, we will continue to consider a wide variety of factors, including but not limited to the global economic environment and its potential impact on Envestnet’s business.  There can be no assurance that our estimates and assumptions regarding forecasted cash flows of certain reporting units, the current economic environment, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No impairment charges have been recorded for the years ended December 31, 2016, 2015 and 2014.

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

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. As of December 31, 2016, a valuation allowance of $29,610 has been recognized to reduce deferred tax assets to an amount that is more likely than not to be realized.

Our effective tax rates differ from the statutory rates primarily due to state taxes, permanent differences, the generation of R&D tax credits, unrecognized tax benefits, prior period true-ups, changes in valuation allowances, and changes in rates. Our provision for income taxes varies based on, among other things, changes in the valuation of our deferred tax assets and liabilities, the tax effects of non-cash stock-based compensation or changes in applicable tax laws, regulations and accounting principles or interpretations thereof.

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

Our Indian subsidiary is currently under examination by the India Tax Authority for the fiscal year ended March 31, 2006, 2007, 2008, 2009, 2010, 2011, 2012 and 2013. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months.

Results of Operations

	Year Ended December 31,
	2016	2015	Percent Change	2014	Percent Change
	(in thousands)			(in thousands)
Revenues:
Assets under management or administration	$352,498	$333,684	6%	$294,223	13%
Subscription and licensing	198,125	75,280	163%	48,787	54%
Professional services and other	27,541	11,955	130%	5,738	108%
Total revenues	578,164	420,919	37%	348,748	21%
Operating expenses:
Cost of revenues	180,590	161,309	12%	150,067	7%
Compensation and benefits	241,584	139,756	73%	104,457	34%
General and administration	115,435	72,900	58%	54,321	34%
Depreciation and amortization	63,999	27,962	129%	18,651	50%
Total operating expenses	601,608	401,927	50%	327,496	23%
Income (loss) from operations	(23,444)	18,992	(223)%	21,252	(11)%
Other income:
Interest income	37	338	(89)%	139	143%
Interest expense	(16,600)	(10,271)	62%	(626)	*
Other income (expense), net	(483)	(71)	*	1,742	*
Total other income (expense)	(17,046)	(10,004)	70%	1,255	*
Income (loss) before income tax provision	(40,490)	8,988	*	22,507	(60)%
Income tax provision	15,077	4,552	*	8,528	(47)%
Net income (loss)	(55,567)	4,436	*	13,979	(68)%
Add: Net loss attributable to non-controlling interest	—	—	*	195	(100)%
Net income (loss) attributable to Envestnet, Inc.	$(55,567)	$4,436	*	$14,174	(69)%

*	Not meaningful

Year ended December 31, 2016 compared to year ended December 31, 2015

Revenues

Total revenues increased 37% from $420,919 in 2015 to $578,164 in 2016. The increase was primarily due to an increase in subscription and licensing revenues of $122,845 related to the acquisition of Yodlee on November 19, 2015. Revenues from assets under management or administration comprised 61% and 79% of total revenues in 2016 and 2015, respectively.

Assets under management or administration

Revenues earned from assets under management or administration increased 6% from $333,684 in 2015 to $352,498 in 2016. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2016, relative to the corresponding period in 2015. In 2016, revenues were further positively affected by new account growth, market appreciation and positive net flows of AUM or AUA during 2015 and 2016, partially offset by a lower overall effective fee rate on AUM/A, primarily related to the transition of a WMS client to a lower priced solution.

The number of financial advisors with AUM or AUA on our technology platforms increased from 33,775 as of December 31, 2015 to 36,483 as of December 31, 2016 and the number of AUM or AUA client accounts increased from approximately 1,298,000 as of December 31, 2015 to approximately 1,540,000 as of December 31, 2016.

Subscription and licensing

Subscription and licensing revenues increased 163% from $75,280 in 2015 to $198,125 in 2016. This increase was primarily due to an increase in Envestnet | Yodlee contributing an additional $102,224 and Envestnet | Tamarac related revenue of $11,544. Envestnet | Yodlee was acquired November 19, 2015 and therefore its revenues were included for only a small portion of the year in comparison to an entire year during 2016. The Envestnet | Tamarac revenue increase resulted from the continued addition of new clients and selling additional services to existing clients.

Professional services and other

Professional services and other revenues increased 130% from $11,955 in 2015 to $27,541 in 2016. This increase was primarily due to an increase in Envestnet | Yodlee contributing an additional $14,227 and Envestnet | Tamarac related revenue of $1,207. Envestnet | Yodlee was acquired November 19, 2015 and therefore its revenues were included for only a small portion of the year in comparison to an entire year during 2016. The increase in Envestnet and Envestnet | Tamarac professional service revenue was a result of an increase in implementation revenue from the onboarding of new clients.

Cost of revenues

Cost of revenues increased 12% from $161,309 in 2015 to $180,590 in 2016, primarily due to the corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues decreased from 38% in 2015 to 31% in 2016.  The decrease in cost of revenues as a percentage of total revenue is primarily a result of the inclusion of Envestnet | Yodlee segment revenues which have a lower cost of revenue profile.

Compensation and benefits

Compensation and benefits increased 73% from $139,756 in 2015 to $241,584 in 2016, primarily due to an increase in salaries, benefits and related payroll taxes of $67,290 related to an increase in headcount, an increase in incentive compensation of $9,142 and an increase in non‑cash compensation expense of $18,115. Headcount increased from an average of 1,400 in 2015 to an average of 2,900 in 2016, primarily as a result of the Yodlee acquisition as well as an increase in headcount to support the growth of our operations. As a percentage of total revenues, compensation and benefits increased from 33% in 2015 to 42% in 2016. The increase in compensation and benefits as a percentage of total revenues is primarily due to the inclusion of the Envestnet | Yodlee segment which has a higher compensation and benefits profile.

General and administration

General and administration expenses increased 58% from $72,900 in 2015 to $115,435 in 2016, primarily due to general and administration expense increases related to the Envestnet | Yodlee segment of $30,160 as well as an increase in non-income tax expense of $6,229. As a percentage of total revenues, general and administration expenses increased from 17% in 2015 to 20% in 2016. The increase in general and administration expense as a percentage of total revenues is primarily due to the inclusion of the Envestnet | Yodlee segment which has a higher general and administrative expense profile.

Depreciation and amortization

Depreciation and amortization expense increased 129% from $27,962 in 2015 to $63,999 in 2016, primarily due to an increase in intangible asset amortization of $27,879 as a result of intangible assets recorded in purchase accounting related to our 2015 and 2016 acquisitions (see Note 3 to the notes to consolidated financial statements). The increase in depreciation and amortization expense was also due to increases in capitalized computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization increased from 7% in 2015 to 11% in 2016, primarily as a result of Envestnet | Yodlee intangible asset amortization.

Interest expense

Interest expense increased 62% from $10,271 in 2015 to $16,600 in 2016 as a result of the issuance of $160,000 in Term Notes under the Amended and Restated Credit Agreement during the fourth quarter of 2015. Interest expense includes coupon interest, discount amortization, and issuance cost amortization related to the Convertible Notes as well as interest and amortization of upfront fees and monthly fees related to the Amended and Restated Credit Agreement. The discount, issuance costs, and upfront fees are amortized over the term of the related agreements.

Income tax provision

	Year Ended
	December 31,
	2016	2015
	(in thousands)
Income tax provision	$15,077	$4,552
Effective tax rate	(37.2)%	50.6%

Our 2016 effective tax rate differs from the statutory rate primarily due to the effect of state taxes, non-deductible meals and entertainment expense, non-deductible foreign stock compensation expense, non-deductible officers’ compensation expense, contingent consideration accretion and fair market adjustments on certain stock acquisitions, unremitted foreign earnings true-up, and research and development tax credit generation. In the fourth quarter of 2016, we recorded a valuation allowance of $29,610 to reduce deferred tax assets to an amount that is more likely than not to be realized.

Our 2015 effective tax rate differs from the statutory rate primarily due to the effect of state taxes, non-deductible transaction costs, non-deductible meals and entertainment expense, income inclusion under IRC Section 956, unremitted foreign earnings true-up, changes in valuation allowance related to state net operating losses that will expire unused, release of uncertain tax position reserves related to the tax year ended December 31, 2011, and research and development tax credit generation.

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

Assets under management or administration

Revenues earned from assets under management or administration increased 13% from $294,223 in 2014 to $333,684 in 2015. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2015, relative to the corresponding period in 2014. In 2015, revenues were positively affected by new account growth, market appreciation and positive net flows of AUM or AUA during 2014 and 2015, as well as an increase in revenues related to the October 1, 2014 acquisition of Placemark, partially offset by a lower overall effective fee rate on AUM/A.

The number of financial advisors with AUM or AUA on our technology platforms increased from 28,605 as of December 31, 2014 to 33,775 as of December 31, 2015 and the number of AUM or AUA client accounts increased from approximately 978,000 as of December 31, 2014 to approximately 1,298,000 as of December 31, 2015.

Subscription and licensing

Subscription and licensing revenues increased 54% from $48,787 in 2014 to $75,280 in 2015. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $11,182 and Envestnet | Yodlee contributing an additional $11,561. The increase in Envestnet | Tamarac revenue is a result of Envestnet | Tamarac continuing to add clients and selling additional services to existing clients. Envestnet | Yodlee was acquired in November 2015 and its revenues were not included in the 2014 period.

Professional services and other

Professional services and other revenues increased 108% from $5,738 in 2014 to $11,955 in 2015. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $1,396 and Envestnet | Yodlee contributing an additional $2,520. The increase in Envestnet | Tamarac professional service revenue was a result of an increase in implementation revenue from onboarding new clients. Envestnet | Yodlee was acquired in November 2015 and its revenues were not included in the 2014 period.

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

Compensation and benefits

Compensation and benefits increased 34% from $104,457 in 2014 to $139,756 in 2015, primarily due to an increase in salaries, benefits and other compensation expense of $27,484 related to an increase in headcount, an increase in incentive compensation of $2,294 and an increase in non‑cash compensation expense of $3,738. Headcount increased from an average of 1,100 in 2014 to an average of 1,400 in 2015, primarily to support the growth of our operations, as well as increase in headcount as a result of the Yodlee acquisition. As a percentage of total revenues, compensation and benefits increased from 30% in 2014 to 33% in 2015.

General and administration

General and administration expenses increased 34% from $54,321 in 2014 to $72,900 in 2015, primarily due to year‑over‑year increases in transaction related costs of $10,131, website and systems development costs of $1,199, professional and legal fees of $2,855, travel and entertainment of $1,916, occupancy costs of $1,470, and communication, research and data services costs of $1,877, offset by decreases in fair value of contingent consideration adjustments of $2,721. As a percentage of total revenues, general and administration expenses increased from 16% in 2014 to 17% in 2015.

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

Income tax provision

	Year Ended
	December 31,
	2015	2014
	(in thousands)
Income tax provision (benefit)	$4,552	$8,528
Effective tax rate	50.6%	37.9%

Our 2015 effective tax rate differs from the statutory rate primarily due to the effect of state taxes, non-deductible transaction costs, non-deductible meals and entertainment expense, income inclusion under IRC Section 956, unremitted foreign earnings true-up, changes in valuation allowance related to state net operating losses that will expire unused, release of uncertain tax position reserves related to the tax year ended December 31, 2011, and research and development tax credit generation.

Our 2014 effective tax rate differs from the statutory rate primarily due to the effect of state taxes, permanent differences, the generation of research and development tax credits, the carryforward period expiration of capital loss carryforwards, the change in the valuation allowance, and net operating loss adjustments resulting from a recently completed Section 382 study.

Business Segments

The Company has two segments as described below:

Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

The following table presents income (loss) by segment:

	Year Ended December 31,
	2016	2015	2014
Envestnet	$41,678	$43,278	$32,854
Envestnet | Yodlee	(38,547)	(2,984)	—
Total segment income from operations	3,131	40,294	32,854
Nonsegment operating expenses	(26,575)	(21,302)	(11,602)
Interest expense, net	(16,563)	(9,933)	(487)
Other income (expense), net	(483)	(71)	1,742
Consolidated income (loss) before income taxes	(40,490)	8,988	22,507
Income tax provision	15,077	4,552	8,528
Consolidated net income (loss)	(55,567)	4,436	13,979
Add: Net loss attributable to non-controlling interest	—	—	195
Consolidated net income (loss) attributable to Envestnet, Inc.	$(55,567)	$4,436	$14,174

The following table presents income from operations for the Envestnet segment:

	Year Ended December 31,
	2016	2015	Percent Change	2014	Percent Change
	(in thousands)			(in thousands)
Revenues:
Assets under management or administration	$352,498	$333,684	6%	$294,223	13%
Subscription and licensing	84,340	63,719	32%	48,787	31%
Professional services and other	10,794	9,435	14%	5,738	64%
Total revenues	447,632	406,838	10%	348,748	17%

Operating expenses:
Cost of revenues	169,732	160,489	6%	150,067	7%
Compensation and benefits	144,388	125,585	15%	99,854	26%
General and administration	67,050	54,118	24%	47,322	14%
Depreciation and amortization	24,784	23,368	6%	18,651	25%
Total operating expenses	405,954	363,560	12%	315,894	15%
Income from operations	$41,678	$43,278	(4)%	$32,854	32%

Year ended December 31, 2016 compared to year ended December 31, 2015 for the Envestnet segment

Revenues

Assets under management or administration

Revenues earned from assets under management or administration increased 6% from $333,684 in 2015 to $352,498 in 2016. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2016, relative to the corresponding period in 2015. In 2016, revenues were further positively affected by new account growth, market appreciation and positive net flows of AUM or AUA during 2015 and 2016, partially offset by a lower overall effective fee rate on AUM/A, primarily related to the transition of a WMS client to a lower priced solution.

The number of financial advisors with AUM or AUA on our technology platforms increased from 33,775 as of December 31, 2015 to 36,483 as of December 31, 2016 and the number of AUM or AUA client accounts increased from approximately 1,298,000 as of December 31, 2015 to approximately 1,540,000 as of December 31, 2016.

Subscription and licensing

Subscription and licensing revenues increased 32% from $63,719 in 2015 to $84,340 in 2016. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $11,544. The Envestnet | Tamarac revenue increase resulted from the continued addition of new clients and selling additional services to existing clients. The remainder of the increase was primarily due to the addition of several large contracts by Envestnet.

Professional services and other

Professional services and other revenues increased 14% from $9,435 in 2015 to $10,794 in 2016. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $1,207. The increase in Envestnet | Tamarac professional service revenue was a result of an increase in implementation revenue from the onboarding of new clients.

Cost of revenues

Cost of revenues increased 6% from $160,489 in 2015 to $169,732 in 2016, primarily due to the corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues decreased from 39% in 2015 to 38% in 2016.

Compensation and benefits

Compensation and benefits increased 15% from $125,585 in 2015 to $144,388 in 2016, primarily due to an increase in salaries, benefits and related payroll taxes of $14,057 related to an increase in headcount, an increase in incentive compensation of $2,449 and an increase in non‑cash compensation expense of $578. As a percentage of total revenues, compensation and benefits increased from 31% in 2015 to 32% in 2016.

General and administration

General and administration expenses increased 24% from $54,118 in 2015 to $67,050 in 2016, primarily due to increases in non-income tax expenses of $6,229, occupancy costs of $2,276, travel and entertainment expenses of $1,296, marketing expenses of $841 and bad debt expense of $769. As a percentage of total revenues, general and administration expenses increased from 13% in 2015 to 15% in 2016.

Depreciation and amortization

Depreciation and amortization expense increased 6% from $23,368 in 2015 to $24,784 in 2016, primarily due to an increase in internally developed software amortization expense of $988. As a percentage of total revenues, depreciation and amortization remained consistent at 6% in both 2015 and 2016.

Year ended December 31, 2015 compared to year ended December 31, 2014 for the Envestnet segment

Revenues

Assets under management or administration

Revenues earned from assets under management or administration increased 13% from $294,223 in 2014 to $333,684 in 2015. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2015, relative to the corresponding period in 2014. In 2015, revenues were positively affected by new account growth, market appreciation and positive net flows of AUM or AUA during 2014 and 2015, as well as an increase in revenues related to the October 1, 2014 acquisition of Placemark, partially offset by a lower overall effective fee rate on AUM/AUA.

The number of financial advisors with AUM or AUA on our technology platforms increased from 28,605 as of December 31, 2014 to 33,775 as of December 31, 2015 and the number of AUM or AUA client accounts increased from approximately 978,000 as of December 31, 2014 to approximately 1,298,000 as of December 31, 2015.

Subscription and licensing

Subscription and licensing revenues increased 31% from $48,787 in 2014 to $63,719 in 2015. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $11,182. The Envestnet | Tamarac revenue increase resulted from the continued addition of new clients and selling additional services to existing clients. The remainder of the increase was primarily due to the addition of several large contracts by Envestnet.

Professional services and other

Professional services and other revenues increased 64% from $5,738 in 2014 to $9,435 in 2015. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $1,396. The increase in Envestnet | Tamarac professional service revenue was a result of an increase in implementation revenue from the onboarding of new clients.

Cost of revenues

Cost of revenues increased 7% from $150,067 in 2014 to $160,489 in 2015, primarily due to the corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues decreased from 43% in 2014 to 39% in 2015.

Compensation and benefits

Compensation and benefits increased 26% from $99,854 in 2014 to $125,585 in 2015, primarily due to an increase in salaries, benefits and other compensation expense of $22,705 related to an increase in headcount, an increase in incentive compensation of $1,460 and an increase in non‑cash compensation expense of $1,569. As a percentage of total revenues, compensation and benefits increased from 29% in 2014 to 31% in 2015.

General and administration

General and administration expenses increased 14% from $47,322 in 2014 to $54,118 in 2015, primarily due to year‑over‑year increases in, professional and legal fees of $1,624, travel and entertainment of $1,480, communication, research and data services costs of $1,279, occupancy costs of $940 and website and systems development costs of $571. As a percentage of total revenues, general and administration expenses decreased from 14% in 2014 to 13% in 2015.

Depreciation and amortization

Depreciation and amortization expense increased 25% from $18,651 in 2014 to $23,368 in 2015, primarily due to an increase in intangible asset amortization of $3,042 as a result of intangible assets recorded in purchase accounting related to the 2014 and 2015 acquisitions (see Note 3 to the notes to consolidated financial statements). The increase in depreciation and amortization expense was also due to increases in capitalized computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization increased from 5% in 2014 to 6% in 2015.

The following table presents loss from operations for the Envestnet | Yodlee segment:

	Year Ended December 31,
	2016	2015	Percent Change		2014	Percent Change
	(in thousands)				(in thousands)
Revenues:
Subscription and licensing	$113,785	$11,561	*	%	$—	*	%
Professional services and other	16,747	2,520	*	%	—	*	%
Total revenues	130,532	14,081	*	%	—	*	%

Operating expenses:
Cost of revenues	10,858	820	*	%	—	*	%
Compensation and benefits	85,972	8,777	*	%	—	*	%
General and administration	33,034	2,874	*	%	—	*	%
Depreciation and amortization	39,215	4,594	*	%	—	*	%
Total operating expenses	169,079	17,065	*	%	—	*	%
Loss from operations	$(38,547)	$(2,984)	*	%	$—	*	%

*	Not meaningful

The 2015 period for Envestnet | Yodlee consists of financial activity from November 19, 2015 through December 31, 2015. Due to this time period deviating significantly from 2016 where twelve months of financial activity is consolidated, a year-over-year review would not be meaningful. For additional information pertaining to our business segments, see Note 20 to the notes to the consolidated financial statements as well as Item 1.

Nonsegment expenses increased 25% from $21,302 in 2015 to $26,575 in 2016, primarily due to increases in fair market value adjustments to contingent consideration liabilities of $5,740, non‑cash compensation expense of $4,073, professional and legal fees of $1,786, incentive compensation of $694, salary and benefits expense of $634, offset by a decrease in restructuring charges and transaction costs of $8,679. Nonsegment expenses increased 84% from $11,602 in 2014 to $21,302 in 2015, primarily due to an increase in restructuring charges and transaction related expenses of $10,823.

Non‑GAAP Financial Measures

In addition to reporting results according to U.S. GAAP, we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues”, “adjusted EBITDA”, “adjusted net income”, and “adjusted net income per share”.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration, income tax provision (benefit), depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration, litigation related expense, foreign currency and related hedging activity, other (income) expense, non-income tax expense adjustment, impairment of equity method investment, loss allocation from equity method investment and loss attributable to non‑controlling interest.

“Adjusted net income” represents net income (loss) before deferred revenue fair value adjustment, non‑cash interest expense, non‑cash compensation expense, accretion on contingent consideration, restructuring charges and transaction costs, severance, fair‑market value adjustment on contingent consideration, amortization of acquired intangibles, litigation related expense, foreign currency and related hedging activity, other (income) expense, non-income tax expense adjustment, impairment of equity method investment, loss allocation from equity method investment and loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The reconciling items, and resulting adjusted net income, are presented on a different basis than historically shown to eliminate the impact of quarterly volatility of the GAAP tax provision (benefit) on the Company’s adjusted earnings figures.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provide comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, litigation‑related expense, foreign currency and related hedging activity, income tax provision (benefit), restructuring charges and transaction costs, accretion on contingent consideration, fair market value adjustments on contingent consideration, non-income tax expense, other (income) expense, severance, impairment of equity method investment, loss allocation from equity method investment, loss attributable to non‑controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non‑cash stock‑based compensation expense from adjusted EBITDA and adjusted net income because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2016, 2015 and 2014, we had cash income tax payments, net of refunds, of $1,114, $1,700, and $2,131 in the years ended December 31, 2016, 2015 and 2014, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Total revenues	$578,164	$420,919	$348,748
Deferred revenue fair value adjustment	1,270	322	—
Adjusted revenues	$579,434	$421,241	$348,748

The following table sets forth the reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$(55,567)	$4,436	$13,979
Add (deduct):
Deferred revenue fair value adjustment	1,270	322	—
Interest income	(37)	(338)	(139)
Interest expense	16,600	10,271	626
Accretion on contingent consideration	150	888	1,472
Income tax provision	15,077	4,552	8,528
Depreciation and amortization	63,999	27,962	18,651
Non-cash compensation expense	33,276	15,160	11,423
Restructuring charges and transaction costs	5,784	13,495	2,672
Severance	4,342	1,695	735
Fair market value adjustment on contingent consideration	1,588	(4,153)	(1,432)
Litigation related expense	5,591	65	18
Foreign currency and related hedging activity	(716)	—	—
Other (income) expense	(1,384)	72	(1,825)
Non-income tax expense adjustment	6,229	—	—
Impairment of equity method investment	734	—	—
Loss allocation from equity method investment	1,420	—	—
Loss attributable to non-controlling interest	1,081	1,643	1,230
Adjusted EBITDA	$99,437	$76,070	$55,938

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$(55,567)	$4,436	$13,979
Income tax provision (1)	15,077	4,552	8,528
Income (loss) before income tax provision	(40,490)	8,988	22,507
Add (deduct):
Deferred revenue fair value adjustment	1,270	322	—
Non-cash interest expense	8,244	6,393	327
Non-cash compensation expense	33,276	15,160	11,423
Accretion on contingent consideration	150	888	1,472
Restructuring charges and transaction costs	5,784	13,495	2,672
Severance	4,342	1,695	735
Fair market value adjustment on contingent consideration	1,588	(4,153)	(1,432)
Amortization of acquired intangibles	45,515	17,636	10,642
Litigation related expense	5,591	65	18
Foreign currency and related hedging activity	(716)	—	—
Other (income) expense	(1,384)	72	(1,825)
Non-income tax expense adjustment	6,229	—	—
Impairment of equity method investment	734	—	—
Loss allocation from equity method investment	1,420	—	—
Loss attributable to non-controlling interest	1,081	1,643	1,230
Adjusted net income before income tax effect	72,634	62,204	47,769
Income tax effect (2)	(29,054)	(24,509)	(18,232)
Adjusted net income	$43,580	$37,695	$29,537

Basic number of weighted-average shares outstanding	42,814,222	36,500,843	34,559,558
Effect of dilutive shares:
Options to purchase common stock	1,278,827	1,700,248	2,165,808
Unvested restricted stock units	486,823	185,782	152,233
Diluted number of weighted-average shares outstanding	44,579,872	38,386,873	36,877,599
Adjusted net income per share - diluted	$0.98	$0.98	$0.80

(1) For the years ended December 31, 2016, 2015 and 2014, the effective tax rate computed in accordance with U.S. GAAP equaled (37.2)%, 50.6% and 37.9%, respectively.

(2) For 2016, an estimated normalized effective tax rate of 40% has been used to compute adjusted net income.

Note on Income Taxes: As of December 31, 2016, the Company had NOL carryforwards of $261,475 and $164,397 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes the Company pays for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with U.S. GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$447,632	$130,532	$—	$578,164
Deferred revenue fair value adjustment	329	941	—	1,270
Adjusted revenues	$447,961	$131,473	$—	$579,434

Income (loss) from operations	$41,678	$(38,547)	$(26,575)	$(23,444)
Add (deduct):
Deferred revenue fair value adjustment	329	941	—	1,270
Accretion on contingent consideration	150	—	—	150
Depreciation and amortization	24,784	39,215	—	63,999
Non-cash compensation expense	12,719	15,033	5,524	33,276
Restructuring charges and transaction costs	904	64	4,816	5,784
Non-income tax expense adjustment	6,229	—	—	6,229
Severance	3,334	670	338	4,342
Fair market value adjustment on contingent consideration	—	—	1,588	1,588
Litigation related expense	—	5,350	241	5,591
Foreign currency and related hedging activity	—	(462)	—	(462)
Other loss	—	—	33	33
Loss attributable to non-controlling interest	1,081	—	—	1,081
Adjusted EBITDA	$91,208	$22,264	$(14,035)	$99,437

	Year Ended December 31, 2015
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$406,838	$14,081	$—	$420,919
Deferred revenue fair value adjustment	117	205	—	322
Adjusted revenues	$406,955	$14,286	$—	$421,241

Income (loss) from operations	$43,255	$(2,963)	$(21,300)	$18,992
Add (deduct):
Deferred revenue fair value adjustment	117	205	—	322
Accretion on contingent consideration	888	—	—	888
Depreciation and amortization	23,369	4,592	—	27,961
Non-cash compensation expense	12,141	1,569	1,451	15,161
Restructuring charges and transaction costs	—	—	13,495	13,495
Severance	1,681	14	—	1,695
Fair market value adjustment on contingent consideration	—	—	(4,152)	(4,152)
Litigation related expense	—	—	65	65
Loss attributable to non-controlling interest	1,643	—	—	1,643
Adjusted EBITDA	$83,094	$3,417	$(10,441)	$76,070

	Year Ended December 31, 2014
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$348,748	$—	$—	$348,748
Deferred revenue fair value adjustment	—	—	—	—
Adjusted revenues	$348,748	$—	$—	$348,748

Income (loss) from operations	$32,854	$—	$(11,602)	$21,252
Add (deduct):
Accretion on contingent consideration	1,472	—	—	1,472
Depreciation and amortization	18,651	—	—	18,651
Non-cash compensation expense	10,572	—	851	11,423
Restructuring charges and transaction costs	—	—	2,672	2,672
Severance	735	—	—	735
Fair market value adjustment on contingent consideration	—	—	(1,432)	(1,432)
Litigation related expense	—	—	18	18
Other	—	—	(83)	(83)
Loss attributable to non-controlling interest	1,230	—	—	1,230
Adjusted EBITDA	$65,514	$—	$(9,576)	$55,938

Liquidity and Capital Resources

As of December 31, 2016, we had total cash and cash equivalents of $52,592, compared to $51,718 as of December 31, 2015. We plan to use existing cash as of December 31, 2016 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements we may be required to borrow under our bank credit agreement to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$76,815	$24,428	$55,997
Net cash used in investing activities	(57,927)	(344,621)	(69,129)
Net cash provided by (used in) financing activities	(18,014)	162,157	172,944
Net increase (decrease) in cash and cash equivalents	874	(158,036)	159,812
Cash and cash equivalents, end of period	52,592	51,718	209,754

Operating activities

Net cash provided by operating activities in 2016 increased by $52,387 compared to 2015, primarily due to the Yodlee acquisition contributing an entire year of operating cash flow, an increase in the change in operating assets and liabilities totaling $24,777, an increase in non‑cash adjustments totaling $87,613, offset by a decrease in net income of $60,003 in 2016 compared to the prior year period.

Net cash provided by operating activities in 2015 decreased by $31,569 compared to 2014, primarily due to an decrease in net income of $9,543 in 2016 compared to the prior year period and an decrease in the change in operating assets and liabilities totaling $28,493 offset by an increase in non‑cash adjustments totaling $6,467.

Investing activities

Net cash used in investing activities in 2016 decreased by $286,694 compared to 2015, primarily due to the Yodlee and other acquisitions during 2015 totaling $328,305 offset by cash used in acquisitions of $31,613 during 2016. In 2016, the Company acquired FinaConnect and Wheelhouse for net cash totaling $6,693, and $13,219, respectively, as well as a payment of $11,701 related to the Yodlee dissenting shareholders.

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

Financing activities

Net cash used in financing activities in 2016 was $18,014 compared to net cash provided by financing activities in 2015 of $162,157. The fluctuation of $180,171 was primarily the result of 2015 including $160,000 of proceeds from the issuance of Term Notes, a decrease in excess tax benefits from stock-based compensation of $13,152, a decrease of payments of purchase consideration liabilities, a decrease in proceeds from exercise of stock options of $3,355, a decrease of purchase of treasury stock for stock-based minimum tax withholdings, offset by increased payments of contingent consideration of $3,490.

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

Commitments

The following table sets forth information regarding our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating leases (1)	$121,433	$12,203	$25,977	$25,216	$58,037
Capital leases	191	191	—	—	—
Convertible Notes	172,500	—	172,500	—	—
Convertible Notes coupon interest payments	7,548	3,019	4,529	—	—
Term Notes	142,000	39,862	102,138	—	—
Term Notes interest payments (2)	6,735	3,814	2,921	—	—
Undrawn credit facility fees	740	250	490	—	—
Estimated undiscounted contingent consideration	6,286	2,286	4,000	—	—
Definite consideration payments	1,695	445	1,250	—	—
Purchase obligations	17,959	11,086	6,294	579	—
Total	$477,086	$73,156	$320,098	$25,795	$58,037

(1)	We lease facilities under non‑cancelable operating leases expiring at various dates through 2030.
(2)

The estimated future interest payments related to the Term Notes, assumes that future LIBOR rates and the Company’s total leverage ratio will remain the same as at December 31, 2016.  As a result, an overall interest rate of 3.3% was used to compute future estimated interest payments.

The table above does not reflect the following:

•	Amounts estimated for uncertain tax positions as the timing and likelihood of such payments cannot be reasonably estimated.
•

Voluntary employer matching contributions to our defined contribution benefit plans since the amount cannot be reasonably estimated. For the years ended December 31, 2016, 2015 and 2014, we made voluntary employer matching contributions of $2,270, $1,521 and $1,176, respectively.

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

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. However, in July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard in its first quarter of 2018.

In 2016, the Company began evaluating the impact of the adoption of the new revenue standard on its consolidated financial statements, including enhanced disclosures, as well as assessing the impact on systems, processes, controls. The Company expects the new revenue standard to have an impact on the estimation of variable transaction considerations, the allocation of variable considerations across distinct services, and the tracking and amortization of contract costs.  We expect to begin capitalizing certain costs to obtain and fulfill a contract upon adoption of the new standard and are currently in the process of evaluating the period over which to amortize these capitalized costs. The Company has not yet quantified these amounts.

The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption; and although the Company has not designated the adoption disclosure approach, currently the Company anticipates applying the standard retrospectively with the cumulative effect recognized as of the date of adoption.

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

In March 2016, The FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statement of cash flows. The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. The cash paid to satisfy the statutory income tax withholding obligation will be classified as a financing activity in the statements of cash flows. Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. We will adopt the standard effective January 1, 2017. Due to our valuation allowance the Company does not expect the updated standard to have a material impact on the Consolidated Financial Statements and disclosures. We will not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statements of cash flows. This ASU is effective for the Company January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so for which it must be retrospectively applied at the earliest date practical. Upon adoption, the Company does not anticipate significant changes to the Company’s existing accounting policies or presentation of the consolidated statements of cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2016, 2015 and 2014, 61%, 79% and 84% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. As expected, this percentage declined in 2016 due to the impact of the acquisition of Yodlee and it will otherwise vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline. We do not use derivative financial instruments for speculative, hedging or trading purposes.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. As of December 31, 2016, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $3,464 to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $2,834 to pre-tax earnings.

The Company transacts business with entities which provide payment for services in foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these revenues into U.S. dollars. As of December 31, 2016, we estimate that a hypothetical 10% increase in the value of these currencies to the U.S. dollar would result in a decrease of $3,981 to pre-tax earnings and a hypothetical 10% decrease in the value of these currencies to the U.S. dollar would result in an increase of $4,032 to pre-tax earnings.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended and Restated Credit Agreement. As of December 31, 2016, there was $142,000 of Term Notes and no revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The Company incurred interest expense of $5,128 for the year ended December 31, 2016 related to the Amended and Restated Credit Agreement.  A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense on an annual basis by approximately $368.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Envestnet, Inc.:

We have audited the accompanying consolidated balance sheets of Envestnet, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envestnet, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Envestnet, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2017 expressed an adverse opinion on the effectiveness of Envestnet, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 24, 2017

Envestnet, Inc.

Consolidated Balance Sheets

(in thousands, except share information)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$52,592	$51,718
Fees and other receivables, net	44,268	46,756
Prepaid expenses and other current assets	16,224	13,239
Total current assets	113,084	111,713

Property and equipment, net	33,000	28,681
Internally developed software, net	14,860	9,897
Intangible assets, net	265,558	292,675
Goodwill	431,936	421,273
Deferred tax assets, net	—	2,688
Other non-current assets	13,963	9,322
Total assets	$872,401	$876,249

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$87,763	$83,411
Accounts payable	11,480	10,420
Current portion of debt	37,926	6,064
Contingent consideration	2,286	2,537
Deferred revenue	16,499	15,089
Total current liabilities	155,954	117,521

Convertible Notes	152,575	146,418
Term Notes	100,409	138,335
Contingent consideration	2,582	1,506
Deferred revenue	15,643	14,378
Deferred rent and lease incentive	12,060	10,976
Deferred tax liabilities, net	5,555	—
Other non-current liabilities	13,436	6,288
Total liabilities	458,214	435,422

Commitments and contingencies

Redeemable units in ERS	900	900
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 55,642,686 and 53,925,415 shares issued as of December 31, 2016 and December 31, 2015, respectively; 43,240,567 and 41,979,126 shares outstanding as of December 31, 2016 and December 31, 2015, respectively	278	270
Additional paid-in capital	516,675	474,726
Accumulated deficit	(70,574)	(15,007)
Treasury stock at cost, 12,402,119 and 11,946,289 shares as of December 31, 2016 and December 31, 2015, respectively	(33,068)	(20,654)
Accumulated other comprehensive income (loss)	(422)	194
Total stockholders’ equity	412,889	439,529
Non-controlling interest	398	398
Total equity	413,287	439,927
Total liabilities and equity	$872,401	$876,249

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share information)

	December 31,
	2016	2015	2014
Revenues:
Assets under management or administration	$352,498	$333,684	$294,223
Subscription and licensing	198,125	75,280	48,787
Professional services and other	27,541	11,955	5,738
Total revenues	578,164	420,919	348,748

Operating expenses:
Cost of revenues	180,590	161,309	150,067
Compensation and benefits	241,584	139,756	104,457
General and administration	115,435	72,900	54,321
Depreciation and amortization	63,999	27,962	18,651
Total operating expenses	601,608	401,927	327,496

Income (loss) from operations	(23,444)	18,992	21,252

Other income:
Interest income	37	338	139
Interest expense	(16,600)	(10,271)	(626)
Other income (expense), net	(483)	(71)	1,742
Total other income (expense)	(17,046)	(10,004)	1,255

Income (loss) before income tax provision	(40,490)	8,988	22,507

Income tax provision	15,077	4,552	8,528

Net income (loss)	(55,567)	4,436	13,979
Add: Net loss attributable to non-controlling interest	—	—	195
Net income (loss) attributable to Envestnet, Inc.	$(55,567)	$4,436	$14,174

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(1.30)	$0.12	$0.41

Diluted	$(1.30)	$0.12	$0.38

Weighted average common shares outstanding:
Basic	42,814,222	36,500,843	34,559,558

Diluted	42,814,222	38,386,873	36,877,599

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Other Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss) attributable to Envestnet, Inc.	$(55,567)	$4,436	$14,174
Other comprehensive income (loss), net of taxes
Foreign currency translation loss	(412)	(2)	—
Gain (loss) on foreign currency contracts designated as cash flow hedges reclassified to earnings	(204)	196	—
Total other comprehensive income (loss), net of taxes	(616)	194	—
Comprehensive income (loss), net of taxes	$(56,183)	$4,630	$14,174

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share information)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-	Total
			Common		Paid-in	Comprehensive	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Interest	Equity
Balance, December 31, 2013	45,628,814	$228	(11,752,794)	$(11,180)	$192,341	$—	$(33,617)	$—	$147,772

Exercise of stock options	573,298	3	—	—	5,187	—	—	—	5,190
Issuance of common stock - vesting of restricted stock units	143,264	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	11,228	—	—	195	11,423
Excess tax benefit from stock-based compensation expense	—	—	—	—	8,848	—	—	—	8,848
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(47,929)	(2,062)	—	—	—	—	(2,062)
Issuance of membership interest in ERS		—	—	—	—	—	—	556	556
Issuance of convertible notes, net of tax and offering costs	—	—	—	—	16,284	—	—	—	16,284
Net income (loss)	—	—	—	—	—	—	14,174	(195)	13,979
Balance, December 31, 2014	46,345,376	232	(11,800,723)	(13,242)	233,888	—	(19,443)	556	201,991

Exercise of stock options	1,047,911	5	—	—	8,274	—	—	—	8,279
Issuance of common stock - vesting of restricted stock units	434,292	2	—	—	—	—	—	—	2
Acquisition of businesses	6,097,836	31	—	—	195,420	—	—	—	195,451
Acquisition of business - attribution of the fair market value of replacement awards	—	—	—	—	4,318	—	—	—	4,318
Stock-based compensation expense	—	—	—	—	15,161	—	—	—	15,161
Excess tax benefits from stock-based compensation expense	—	—	—	—	17,607	—	—	—	17,607
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(145,566)	(7,412)	—	—	—	—	(7,412)
Purchase of ERS units	—	—	—	—	58	—	—	(158)	(100)
Foreign currency translation loss	—	—	—	—	—	(2)	—	—	(2)
Unrealized gain on foreign currency contracts designated as accounting hedges	—	—	—	—	—	196	—	—	196
Net income	—	—	—	—	—	—	4,436	—	4,436
Balance, December 31, 2015	53,925,415	$270	(11,946,289)	$(20,654)	$474,726	$194	$(15,007)	$398	$439,927

Exercise of stock options	598,382	2	—	—	4,922	—	—	—	4,924

Issuance of common stock - vesting of restricted stock units	1,118,889	6	—	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	32,572	—	—	—	32,572
Excess tax benefits from stock-based compensation expense	—	—	—	—	4,455	—	—	—	4,455
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(412,220)	(10,966)	—	—	—	—	(10,966)
Common stock shares repurchased	—	—	(43,610)	(1,448)	—	—	—	—	(1,448)
Foreign currency translation loss	—	—	—	—	—	(412)	—	—	(412)
Loss on foreign currency contracts designated as cash flow hedges reclassified to earnings	—	—	—	—	—	(204)	—	—	(204)
Net loss	—	—	—	—	—	—	(55,567)	—	(55,567)
Balance, December 31, 2016	55,642,686	$278	(12,402,119)	$(33,068)	$516,675	$(422)	$(70,574)	$398	$413,287

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(55,567)	$4,436	$13,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,999	27,962	18,651
Deferred rent and lease incentive	(438)	1,819	275
Provision for doubtful accounts	1,122	176	15
Deferred income taxes	5,584	(10,508)	(4,640)
Stock-based compensation expense	33,276	15,161	11,423
Excess tax benefits from stock-based compensation expense	(4,455)	(17,607)	(8,848)
Non-cash interest expense	8,244	10,271	626
Accretion on contingent consideration	150	888	1,472
Fair market value adjustment on contingent consideration	1,588	(4,153)	(1,432)
Loss allocation from equity method investment	1,420	—	—
Impairment of equity method investment	734	—	—
Loss on disposal of fixed assets	398	—	—
Changes in operating assets and liabilities, net of acquisitions:
Fees and other receivables	1,646	(9,297)	1,788
Prepaid expenses and other current assets	(3,290)	14,716	9,733
Other non-current assets	(98)	(6,025)	(873)
Accrued expenses and other liabilities	17,174	(13,653)	9,784
Accounts payable	(462)	3,128	(659)
Deferred revenue	2,014	10,906	4,677
Other non-current liabilities	3,776	(3,792)	26
Net cash provided by operating activities	76,815	24,428	55,997

INVESTING ACTIVITIES:
Purchase of property and equipment	(13,967)	(9,184)	(6,177)
Capitalization of internally developed software	(8,609)	(5,532)	(3,382)
Investment in private companies	(2,238)	(1,500)	—
Purchase of ERS units	(1,500)	(100)	—
Acquisition of businesses, net of cash acquired	(31,613)	(328,305)	(59,570)
Net cash used in investing activities	(57,927)	(344,621)	(69,129)

FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes	—	—	172,500
Convertible Notes issuance costs	—	—	(5,533)
Proceeds from issuance of Term Notes	—	160,000	—
Payment of Term Notes	(8,000)	(10,000)	—
Proceeds from borrowings on revolving credit facility	40,000	10,000	30,000
Payment on revolving credit facility	(40,000)	(10,000)	(30,000)
Payments of contingent consideration	(3,729)	(7,219)	(6,000)
Payments of purchase consideration liabilities	(3,256)	—	—
Payment of promissory note	—	—	(1,500)
Issuance of redeemable units in ERS	—	900	1,500
Proceeds from exercise of stock options	4,924	8,279	5,190
Excess tax benefits from stock-based compensation expense	4,455	17,607	8,848
Purchase of treasury stock for stock-based minimum tax withholdings	(10,966)	(7,412)	(2,062)
Common stock acquired under the share repurchase program	(1,448)	—	—
Issuance of restricted stock units	6	2	1
Net cash provided by (used in) financing activities	(18,014)	162,157	172,944

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	874	(158,036)	159,812

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,718	209,754	49,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,592	$51,718	$209,754
	.
Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$1,114	$1,700	$2,131

Supplemental disclosure of cash flow information - cash paid during the period for interest	8,356	3,877	299
Supplemental disclosure of non-cash operating, investing and financing activities:
Common stock issued in business acquisitions	—	195,451	—
Attribution of the fair market value of replacement awards	—	4,318	—
Purchase consideration liabilities included in accrued expenses and other liabilities and other non-current liabilities	996	13,676	—
Contingent consideration issued in business acquisitions	4,868	1,500	2,800
Issuance of promissory note for acquisition	—	—	1,500
Leasehold improvements funded by lease incentive	1,522	330	2,865
Purchase of fixed assets included in accrued expenses and other liabilities and accounts payable	1,136	—	158

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.        Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provide intelligent systems for wealth management and financial wellness. Envestnet’s unified technology enhances advisor productivity and strengthens the wealth management process, delivering unparalleled flexibility, accuracy, performance, and value. Envestnet enables a transparent, independent, objective, and fiduciary standard of care, and empowers enterprises and advisors to more fully understand their clients. Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting software, services and data, delivering better intelligence and enabling its customers to drive better outcomes.

We offer these solutions principally through the following product and services suites:

•

Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting.  Advisors have access to over 17,000 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics, and digital advice capabilities to customers.

•	Envestnet | TamaracTM provides leading trading, rebalancing, portfolio accounting, performance reporting and CRM software, principally to high‑end RIAs.
•

Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services for advisor-sold retirement plans. Leveraging integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•

Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research due diligence and consulting services to assist advisors in creating investment solutions for their clients. These solutions include more than 4,000 vetted managed account products, multi-manager portfolios, fund strategist portfolios, as well as proprietary products, such as Quantitative Portfolios.  PMC also offers an Overlay Service, which includes patented portfolio overlay and tax optimization services.

•	Envestnet | Yodlee™ is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet operates four RIAs and a registered broker-dealer. The RIAs are registered with the U.S. Securities and Exchange Commission (“SEC”). The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority (“FINRA”).

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Management Estimates—Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of restricted stock and stock options issued, fair value of contingent consideration, realization of deferred tax assets, uncertain tax positions, sales tax liabilities, fair value of the liability portion of the convertible debt and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The Company uses the following factors to determine whether to record revenue on a gross or net basis:

•	the Company has a direct contract with the third party service provider;

•	the Company has discretion in establishing fees paid by the customer and fees due to the third party service provider; and

•	the Company has credit risk.

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

For revenues that are subject to sales and use tax, the Company’s records the tax net within the corresponding revenue category in the consolidated statements of operations.

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

Cost of Revenues—Cost of revenues primarily includes expenses related to third party investment management and clearing, custody and brokerage services. Generally, these expenses are calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each quarter and are recognized ratably throughout the quarter based on the number of days in the quarter.

The following summarizes cost of revenues by revenue category for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Assets under management or administration	$160,842	$152,573	$144,353
Subscription and licensing	16,113	7,785	4,551
Professional services and other	3,635	951	1,163
Total	$180,590	$161,309	$150,067

Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fees receivable. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including historical loss experience and current economic conditions. As of December 31, 2016, 2015 and 2014, the Company’s allowance for doubtful accounts was $242, $221 and $76, respectively.  The following table summarizes the changes to the allowance for doubtful accounts:

	2016	2015	2014
Balance, beginning of year	$221	$76	$203
Add: Provisions for doubtful accounts	1,122	176	15
Less: Write-offs	(1,101)	(31)	(142)
Balance, end of year	$242	$221	$76

Segments—The Company’s chief operating decision maker is its chief executive officer, who reviews financial information of Envestnet and Envestnet | Yodlee on a segment and consolidated basis. The Company determined it has two segments as described below:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.
•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

Financial information about each business segment is contained in Note 20 to the consolidated financial statements.

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

Restricted Cash—As required by the lease agreement for the Company’s facilities in Redwood City, California, the Company provided a certificate of deposit as collateral for a letter of credit issued for the benefit of the landlord in lieu of a security deposit. The letter of credit expires on July 31, 2022. The restricted certificate of deposit of $148 is included in other non-current assets in the accompanying consolidated balance sheets. The Company has restrictions as to the withdrawal or usage of its restricted cash until the completion of the contract term. The Company has $2,000 held in escrow related to the FinaConnect contingent consideration liability. The current amount of $429 and long term amount of $1,571 are included in prepaids and other current assets and other non-current assets, respectively, on the consolidated balance sheets.

Investments—The Company has an investment that is recorded at cost and reviewed for impairment. Investments are included in “Other non-current assets” on the consolidated balance sheets and consist of non-marketable investments in privately held companies. The Company reviews these investments on a regular basis to evaluate the carrying amount and economic  viability of these investments. This policy includes, but is not limited to, reviewing each of the investee’s cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that the Company requests from these investees. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these investees.

The Company has investments in which it uses the equity method of accounting to record its portion of investments in these privately held companies’ net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting because of its less than 50 percent ownership. The Company’s interest in the earnings or losses of the privately held companies will be reflected in other income (expense), net on the consolidated statements of operations.

The Company’s investments are assessed for impairment when a review of the investee’s operations indicates that there is a decline in value of the investment and the decline is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments are written down to estimated fair value. The Company estimates fair value using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and estimated discounted future cash flows. There were $734, $0 and $0 in impairments to investments during the years ended December 31, 2016, 2015 and 2014, respectively. See Note 8 to the notes to consolidated financial statements.

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

Internally Developed Software for Internal Use—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internally developed software for internal use during the years ended December 31, 2016, 2015 and 2014.

Internally Developed Software for External Use— While most customer arrangements that are delivered to customers on SaaS technology platforms, whereby the customers do not have the ability to take possession of the software, customers could, and on occasion have, negotiated to purchase licenses to products that would not involve hosting by the Company. Accordingly, when determining which software development costs to capitalize, the Company follows the guidance for cost of software to be sold, leased, or otherwise marketed. The Company begins to capitalize software development costs upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is available to be purchased by the customers. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material and are expensed as incurred.

Goodwill and Intangible Assets—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a two-step process that is performed at least annually or whenever events or circumstances indicate that impairment may have occurred. In 2015, the Company changed the date of the annual impairment analysis from December 31 to October 31 in order to provide management time to complete the analysis prior to year-end. The Company has concluded that it has two reporting units.

Prior to performing the two step evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the two step goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, the first of the two step goodwill impairment evaluation is performed.

The first step reviews whether or not the fair value of the reporting unit exceeds its carrying value, and if not, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

No goodwill impairment charges have been recorded for the years ended December 31, 2016, 2015 and 2014.

Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the years ended December 31, 2016, 2015 and 2014.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Operating Leases—In certain circumstances, the Company enters into leases with free rent periods, rent escalations or lease incentives over the term of the lease. In such cases, the Company calculates the total payments over the term of the lease and records them ratably as rent expense over that term.

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

Non-income Tax Liabilities—Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. During 2016, the Company determined that net sales and use taxes of $6,229, including interest of approximately $914, were probable of being assessed related to multiple jurisdictions with respect to revenues in the year ended December 31, 2016 and prior years. The sales and use tax adjustment was recorded in general and administration on the consolidated statements of operations.

During 2016, the Company estimated a sales and use tax liability of $10,108. This amount is included in accrued expenses and other liabilities on the consolidated balance sheets. The Company also estimated a sales and use tax receivable of $3,879 related to estimated recoverability of amounts due from customers. This amount is included in prepaid expenses and other current assets on the consolidated balance sheets. Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability.

Advertising Costs—The Company expenses all advertising costs as incurred and they are classified within general and administration expenses in the consolidated statements of operations. Advertising costs totaled approximately $704, $645 and $675 for the years ended December 31, 2016, 2015 and 2014, respectively.

Research and Development—The Company intends to continue to invest in its technology platforms and software and service offerings to provide financial advisors with access to investment solutions and services that address the widest range of financial advisors’ front-, middle-and back-office needs. In the years ended December 31, 2016, 2015 and 2014, our technology development expenses, which is comprised of salaries and benefits, totaled approximately $29,500, $10,300, and $8,200, respectively, exclusive of capitalization of internally developed software and related amortization.

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

Determining the fair value of stock options requires the Company to make several estimates, including the volatility of its stock price, the expected life of the option, forfeiture rate, dividend yield and interest rates. Prior to July 28, 2010, the Company was not a publicly traded company. Accordingly, the Company had limited historical information on the price of its stock as well as employees’ stock option exercise behavior. Because of this limitation, the Company cannot rely solely on its historical experience alone to develop assumptions for stock-price volatility and the expected life of its options. The Company estimates the expected life of its options using the “Simplified Method.” The Company estimates stock-price volatility with reference to a peer group of publicly traded companies. Determining the companies to include in this peer group involves judgment. The Company utilizes a risk-free interest rate, which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options. The Company has not and does not expect to pay dividends on its common shares.

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

The Company entered into employment agreements with certain executive officers, three of whom received a total of 205,000 performance-based restricted stock unit awards in May 2016 which vest upon the achievement of certain “Target Performance Measures” as defined in the employment agreements, for the periods ending December 31, 2016, December 31, 2017 and December 31, 2018 and four of whom received a total of 125,000 restricted stock units awards in August 2016 which vest quarterly thereafter.

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Term Notes—On November 19, 2015, the Company borrowed $160,000 of term notes (“Term Notes”) under the Amended and Restated Credit Agreement in connection with the completion of the acquisition of Yodlee.  As of December 31, 2016, the Company has repaid $18,000 of the Term Notes.  The Term Notes are payable in quarterly installments of $2,000 per installment, with the final payment of all remaining Term Note principal due and payable on the scheduled maturity date of November 19, 2018. Within 90 days of each year end, an excess cash flow prepayment, as defined in the Amended and Restated Credit Agreement, may also be required if the company’s total leverage ratio is greater than 2.0 to 1.0 as of the end of the most recently completed two consecutive fiscal quarters of the Company. As of December 31, 2016, the Company has calculated this prepayment to be approximately $31,862.

Foreign Currency—The assets and liabilities of the foreign subsidiary, where the local currency is the functional currency, are translated into U.S. dollars at the exchange rate in effect at the consolidated balance sheet date. Income and expense amounts are translated at average rates during the period. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying consolidated balance sheets. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other income (expense), net in the accompanying consolidated statements of operations.

Derivative Financial Instruments—The Company historically used and may use foreign currency forward contracts to reduce its exposure to foreign currency exchange rate changes of the Indian Rupee on certain forecasted operating expenses and on certain existing assets and liabilities.

The contracts typically mature within 12 months, and they are not held for trading purposes. The Company may designate certain of its foreign currency forward contracts as hedging instruments subject to hedge accounting treatment. The Company records all of its derivative instruments at their gross fair value on the consolidated balance sheet, at each balance sheet date.

The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as a cash flow hedge for accounting purposes. For foreign currency forward contracts that are designated and qualify as hedging instruments, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss in stockholders’ equity/(deficit) and reclassified into operating expenses and cost of revenue in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in other income (expense), net in the accompanying consolidated statements of operations. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense), net in the accompanying consolidated statements of operations.

Gains and losses related to derivative instruments that do not qualify for hedge accounting treatment are recognized in other income (expense), net in the accompanying consolidated statements of operations.

As of December 31, 2016 the Company had no outstanding derivative contracts.

Non-controlling Interest—Effective February 1, 2014, the Company formed ERS with various third parties. ERS offers advisory and technology enabled services to financial advisors and retirement plans. In exchange for a 64.5% ownership interest in ERS, the Company contributed certain assets and has agreed to fund a certain amount of the operating expenses of ERS. As described in Note 3, primarily due to the issuance of units related to the contributions of FinaConnect, Inc. (“FinaConnect”) and Castle Rock Innovations, Inc. (“Castle Rock”) and the purchase of additional ERS units acquired from the former owners of Klein Decisions, Inc. (“Klein”), the Company’s ownership in ERS has increased to 80.8% as of December 31, 2016.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The allocation of gains and losses to the members of ERS is based on a hypothetical liquidation book value method in accordance with the ERS operating agreement. There were no losses for the years ended December 31, 2016 and 2015, reflected as non-controlling interest in the consolidated statements of operations.

Reclassifications—Certain prior year balances have been reclassified to conform to current year presentation. Such reclassifications did not impact total revenues, operating income, net income, the consolidated statements of other comprehensive income, or consolidated statements of stockholders’ equity.

For the year ended December 31, 2015, the consolidated statements of operations include a reclassification of $673 of restructuring charges to general and administration. Restructuring charges included within general and administration for the year ended December 31, 2016 were $596.

As of December 31, 2016, deferred rent and lease incentives have been presented on the consolidated balance sheets as a single line item, and therefore the prior year balances have been consolidated.

Recent Accounting Pronouncements—In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The Company adopted the guidance for the Company’s fiscal year beginning January 1, 2016 and resulted in a decrease in current assets and current liabilities of $1,936 and decreases in non-current assets and non-current liabilities of $7,380 in the prior year.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. However, in July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard in its first quarter of 2018.

In 2016, the Company began evaluating the impact of the adoption of the new revenue standard on its consolidated financial statements, including enhanced disclosures, as well as assessing the impact on systems, processes, controls. The Company expects the new revenue standard to have an impact on the estimation of variable transaction considerations, the allocation of variable considerations across distinct services, and the tracking and amortization of contract costs.  We expect to begin capitalizing certain costs to obtain and fulfill a contract upon adoption of the new standard and are currently in the process of evaluating the period over which to amortize these capitalized costs. The Company has not yet quantified these amounts.

The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Although the Company has not finalized the adoption disclosure approach, the Company currently anticipates applying the standard retrospectively with the cumulative effect recognized as of the date of adoption.

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

In March 2016, The FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statements of cash flows. The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. The cash paid to satisfy the statutory income tax withholding obligation will be classified as a financing activity in the statements of cash flows. Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. We will adopt the standard effective January 1, 2017. Due to our valuation allowance, the Company does not expect the updated standard to have a material impact on the Consolidated Financial Statements and disclosures. We will not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statements of cash flows. This ASU is effective for the Company January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so for which it must be retrospectively applied at the earliest date practical. Upon adoption, the Company does not anticipate significant changes to the Company's existing accounting policies or presentation of the consolidated statements of cash flows.

3.        Business Acquisitions

The following acquisitions are included within the Envestnet segment, except for Yodlee and Wheelhouse, which comprise the Envestnet | Yodlee segment.

Klein Decisions, Inc.

On July 1, 2014, ERS completed the acquisition of Klein. In accordance with the stock purchase agreement, ERS acquired all of the outstanding shares of Klein for cash consideration of approximately $1,288, a promissory note in the amount of $1,500, and estimated fair value of $2,800 in contingent consideration (with a minimum guaranteed amount of $1,175), to be paid over three years. The promissory note was paid by ERS on July 31, 2014. Klein develops dynamic decision systems that incorporate investor preferences, goals, and priorities into the investment process. ERS acquired Klein for its capabilities in delivering personal participant solutions, as well as its personnel to further build out ERS’s business of serving advisors who support the small retirement plan market. The goodwill arising from the acquisition

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

represents the expected synergistic benefits of the transaction, which relate to an increase in future ERS revenues as a result of leveraging Klein’s systems and expertise of its employees. The goodwill is not deductible for income tax purposes.

The estimated consideration transferred in the acquisition as of the acquisition date was as follows:

Cash paid to owners	$1,288
Promissory note	1,500
Contingent consideration	2,800
$5,588

The contingent consideration liability of $2,800 is the present value of an undiscounted liability of $3,520, applying a discount rate of 9% and is considered a Level III fair value measurement as described in Note 9. The first undiscounted payment of $230 was paid on September 2, 2015. Changes to the estimated fair value of the contingent consideration are recognized in earnings of the Company.

For the year ended December 31, 2015, the Company recognized imputed interest expense on contingent consideration of $117 and a decrease in the fair value of contingent consideration of $1,231, which are included in general and administration expense in the consolidated statements of operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$53
Total liabilities assumed	(396)
Identifiable intangible assets	2,900
Goodwill	3,031
Total net assets acquired	$5,588

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer list	$2,200	10	Accelerated
Proprietary technology	700	3	Straight-line
Total	$2,900

The results of Klein’s operations are included in the consolidated statements of operations beginning July 1, 2014. Klein’s revenues and pre-tax net loss for the six-month period ended December 31, 2014 totaled $468 and ($926), respectively. The loss includes acquired intangible asset amortization of $286, accretion on contingent consideration of $75 and an estimated fair value adjustment to decrease the contingent consideration liability by $675.

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

Placemark Holdings, Inc.

On October 1, 2014, Envestnet, Inc. completed the acquisition (the “Acquisition”) of Placemark Holdings, Inc., a Delaware corporation (“Placemark”). Under the terms of the Acquisition, total consideration was $58,282 for all of the outstanding capital stock of Placemark. Envestnet funded the Acquisition with available cash and borrowings under its Credit Agreement (see Note 12).

Placemark develops UMA programs and other portfolio management outsourcing solutions, including patented portfolio overlay and tax optimization services, for banks, full-service broker-dealers and RIA firms. Envestnet acquired Placemark for its UMA and overlay capabilities, to strengthen the Company’s position as a leading provider of UMA offerings, and to expand its presence in the full-service broker-dealer and RIA markets. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, which relate to an increase in future Envestnet revenues as a result of leveraging Placemark’s systems and expertise of its employees, and lower future operating expenses and technology platform-related costs due to the migration of Placemark’s clients to the Envestnet technology platform. The goodwill is not deductible for income tax purposes.

The estimated consideration transferred in the acquisition as of the acquisition date was as follows:

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer list	$24,000	11	Accelerated
Proprietary technology	5,000	5	Straight-line
Trade names	1,000	5	Straight-line
Total	$30,000

The results of Placemark’s operations are included in the consolidated statements of operations beginning October 1, 2014. Placemark’s revenues and pre-tax income for the three-month period ended December 31, 2014 totaled $6,157 and $209, respectively. The loss includes acquired intangible asset amortization of $1,254.

Upside Holdings, Inc.

On February 24, 2015, Envestnet, Inc. (the “Company”) acquired all of the stock of Upside Holdings, Inc. (including its subsidiaries “Upside”) for consideration totaling $2,641.

Upside is a technology company that was previously registered as an Internet Investment Adviser under Rule 203A-2(f) of the Investment Advisers Act of 1940 (“Advisers Act”). Upside helps financial advisors compete against other digital advisors, or “robo advisors,” by leveraging technology and algorithms to advise, manage, and serve clients who want personalized investment services.

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

As a result of the acquisition of Upside, the Company provided for the future grant of unvested restricted stock unit awards to Upside employees at the end of each year in 2015, 2016 and 2017 upon Upside meeting certain performance conditions and then a subsequent two-year service condition (Note 15).  If 100 percent of the awards are earned for 2015, 2016 and 2017, the maximum number of units that could be granted for 2015, 2016 and 2017 equals 22,064, 44,128 and 66,192 units, respectively. Each unit represents the right to receive one share of common stock of the Company, subject to the terms and conditions of the award. The Company has determined the payments to be categorized as compensation expense.  As of December 31, 2016, no amounts have been recognized as the performance targets were not attained in 2016 or 2015.

The estimated consideration transferred in the acquisition as of the acquisition date was as follows:

Cash consideration	$2,040
Purchase consideration liability	615
Cash acquired	(14)
Total	$2,641

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$88
Total liabilities assumed	(404)
Identifiable intangible assets	1,450
Goodwill	1,507
Total net assets acquired	$2,641

The estimated useful life and amortization method of the intangible asset acquired is as follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Proprietary technology	$1,450	4	Straight-line

The results of Upside’s operations are included in the consolidated statements of operations beginning February 24, 2015, and are not material to the Company’s results of operations.

For the year ended December 31, 2015, acquisition related costs for Upside totaled $230 and are included in general and administration in the consolidated statements of operations.

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

In connection with the acquisition of Finance Logix, the Company is required to pay the former owner of Finance Logix future payments in a mix of cash, stock and stock options, based on Finance Logix meeting annual net revenue targets of $5,000, $10,000 and $16,000 for calendar years 2015, 2016 and 2017, respectively, with lower payments for performance below the three yearly targets and a higher payment in 2017 for performance above the target. The Company has determined the first payment related to the 2015 target to be categorized as compensation expense and the payments, if any, related to 2016 and 2017 targets, to be categorized as contingent consideration. The Company did not record compensation expense in 2015 and has not recorded a contingent consideration liability as of December 31, 2016, as future payments are not expected to occur at this time.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Changes to the estimated fair value of the contingent consideration, if any, will be recognized in earnings of the Company.

The estimated consideration transferred in the acquisition as of the acquisition date was as follows:

Cash consideration	$20,595
Stock and stock option consideration	8,930
Purchase consideration liability	3,000
Cash acquired	(909)
Total	$31,616

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$952
Total liabilities assumed	(2,628)
Identifiable intangible assets	9,800
Goodwill	23,492
Total net assets acquired	$31,616

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer list	$8,300	12	Accelerated
Proprietary technology	1,000	4	Straight-line
Trade names and domains	500	5	Straight-line
Total	$9,800

The results of Finance Logix’s operations are included in the consolidated statements of operations beginning May 6, 2015. Finance Logix’s revenues for the period ended December 31, 2015 totaled $1,892. Finance Logix’s net loss for the period ended December 31, 2015 totaled $999. The net loss for the period ended December 31, 2015 includes acquired intangible asset amortization of $974.

For the period ended December 31, 2016 and 2015, acquisition related costs for Finance Logix totaled $548 and $465, respectively, and are included in general and administration expenses.

Castle Rock Innovations, Inc.

On August 30, 2015, the Company acquired all of the outstanding shares of capital stock of Castle Rock Innovations, Inc., a Delaware corporation (“Castle Rock”). Castle Rock provides data aggregation and plan benchmark solutions to retirement plan record-keepers, broker-dealers, and advisors.

The Company combined the acquired Castle Rock assets with ERS on December 1, 2016.  Castle Rock’s AXIS Retirement Plan Analytics Platform enables retirement plan fiduciaries to comply with 408(b)(2) and 404a-5 regulatory fee disclosure reporting requirements. The AXIS platform offers a single web-based interface and data repository to service the reporting needs of all types of retirement plans, and can be integrated with all record-keeping systems. AXIS also includes features for editing and generating reports for filings, reporting plan expenses, and comparing retirement

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

plans and participants to those of their peers by industry, company size, and other characteristics. The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes.

The estimated consideration transferred in the acquisition as of the acquisition date was as follows:

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

On December 1, 2016, the Company and Castle Rock amended the stock purchase agreement to fix the remaining post-closing period payments. The first post-closing payment was made during October 2016 in the amount of $805. The second post-closing period payment of $445 was paid in January 2017 and the third post-closing payment of $1,250 will be payable in January 2018.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$255
Total liabilities assumed	(1,366)
Identifiable intangible assets	3,900
Goodwill	4,581
Total net assets acquired	$7,370

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer list	$3,000	12	Accelerated
Proprietary technology	800	5	Straight-line
Trade names and domains	100	4	Straight-line
Total	$3,900

The results of Castle Rock’s operations are included in the consolidated statements of operations beginning September 1, 2015. Castle Rock’s revenues and net income for the period ended December 31, 2015 totaled $1,011 and $109, respectively. The net income includes acquired intangible asset amortization of $178.

For the period ended December 31, 2016 and 2015, acquisition related costs for Castle Rock totaled $110 and $170, respectively, and are included in general and administration expenses.

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

Yodlee, operating as Envestnet | Yodlee is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services. Yodlee powers digital financial solutions for approximately 22 million paid subscribers and over 1,000 financial institutions, financial technology innovators and financial advisory firms. Founded in 1999, the company has built a network of over 15,000 data sources and been awarded 78 patents.

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

In connection with the Yodlee merger, the Company issued 1,052,000 shares of Envestnet restricted stock awards (“replacement awards”) issued in connection with unvested Yodlee employee equity awards. The Yodlee unvested stock options and unvested restricted stock units were canceled and exchanged for the replacement awards. See Note 14 for additional information related to the replacement awards.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Accounts receivable	$16,882
Prepaid expenses and other current assets	3,507
Property and equipment, net	13,800
Other non-current assets	1,959
Identifiable intangible assets	244,000
Goodwill	282,429
Total assets acquired	562,577
Accounts payable	(2,424)
Accrued expenses	(28,173)
Capital lease obligations	(1,527)
FIN 48 liability	(5,450)
Deferred tax liability	(16,693)
Deferred revenue	(4,100)
Other long term liabilities	(946)
Total liabilities assumed	(59,313)
Total net assets acquired	$503,264

As part of the final acquisition accounting, management assigned $24,613 of the total acquired goodwill of $282,429 to the Envestnet segment given the expected benefit to that segment related to the synergies resulting from the combination.

A summary of intangible assets acquired, estimated useful lives and amortization method is as follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer list	$177,000	15	Accelerated
Backlog	11,000	4	Accelerated
Proprietary technology	35,000	5	Straight-line
Trade names	21,000	7	Straight-line
Total	$244,000

The results of Envestnet | Yodlee’s operations are included in the consolidated statements of operations beginning November 20, 2015. Envestnet | Yodlee’s revenues and net loss for the period ended December 31, 2015 totaled $14,081 and $5,963, respectively. The net loss includes acquired intangible asset amortization of $3,953.

For the period ended December 31, 2016 and 2015, acquisition related costs for Yodlee totaled $2,186 and $6,624, respectively, and are included in general and administration expenses.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

FinaConnect, Inc.

On February 1, 2016 Envestnet acquired all of the outstanding shares of capital stock of FinaConnect, Inc. (“FinaConnect”).  FinaConnect is a software as a service (SaaS) platform that provides reporting and practice management capabilities to financial professionals servicing the retirement plan market and is the technology platform supporting the ERS service offering.  FinaConnect is included in the Envestnet segment.

On May 1, 2016, the Company combined the assets of FinaConnect with ERS. In addition to adding the client list serviced directly by FinaConnect, the goodwill arising from the acquisition represents the advantage of ownership of the technology powering the ERS solution, removal of ongoing licensing payments made to FinaConnect and the full integration of the knowledge and experience of the FinaConnect workforce. The goodwill is deductible for income tax purposes.

In connection with the acquisition of FinaConnect, the Company paid upfront cash consideration of $6,425 and Company is required to pay contingent consideration of four times the incremental revenue on a certain book of business for the next two years, not to exceed a total amount of $3,500.

The estimated consideration transferred in the acquisition as of the acquisition date was as follows:

Cash consideration	$6,425
Contingent consideration liability	1,929
Working capital adjustment	269
Cash acquired	(1)
Total	$8,622

As of December 31, 2016, the estimated fair market value of contingent consideration liability for FinaConnect increased from $1,929 to $2,286. As a result, the Company recorded a fair market value adjustment of $357 which is recognized in general and administration in the consolidated statements of operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$430
Total liabilities assumed	(400)
Identifiable intangible assets	3,800
Goodwill	4,792
Total net assets acquired	$8,622

A summary of intangible assets acquired, estimated useful lives and amortization methods are as follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer list	$2,800	12	Accelerated
Proprietary technology	900	5	Straight-line
Trade names and domains	100	2	Straight-line
Total	$3,800

The results of FinaConnect’s operations are included in the consolidated statements of operations beginning February 1, 2016, and are not considered material to the Company’s results of operations.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

For the period ended December 31, 2016, acquisition related costs for FinaConnect totaled $116 and are included in general and administration in the consolidated statements of operations.

Wheelhouse Analytics LLC

On October 3, 2016, the Company acquired all of the issued and outstanding membership interests of Wheelhouse Analytics LLC (“Wheelhouse”). Wheelhouse is a technology company that provides data analytics, mobile sales solutions, and online education tools to financial advisors, asset managers and enterprises. Wheelhouse is included in the Yodlee segment.

The Company acquired Wheelhouse to be integrated with Yodlee’s industry-leading data and analytics solutions to strengthen Envestnet’s data-driven insights to financial advisors, asset managers and enterprises enabling them to better manage their businesses and client relationships and deliver better outcomes to their clients. Envestnet expects to deeply integrate Wheelhouse’s tools, delivering robust online dashboards and reporting that provides actionable intelligence.

In connection with the acquisition of Wheelhouse, the Company paid cash consideration of $13,299 and is required to pay contingent consideration with the aggregate amount not to exceed $4,000 and certain holdbacks upon release. Changes to the estimated fair value of the contingent consideration, if any, will be recognized in earnings of the Company.

The preliminary estimated consideration transferred in the acquisition was as follows:

Cash consideration	$13,299
Contingent consideration liability	2,582
Purchase consideration liability	887
Working capital adjustment	110
Cash acquired	(80)
Total	$16,798

The estimated fair values of certain working capital balances, contingent consideration, deferred revenue, identifiable intangible assets and goodwill are provisional and are based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of working capital balances, contingent consideration, deferred revenue, identifiable intangible assets and goodwill, and complete the acquisition accounting as soon as practicable but no later than October 3, 2017.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Preliminary
Estimate at
December 31, 2016
Total tangible assets acquired	$399
Total liabilities assumed	(1,459)
Identifiable intangible assets	7,300
Goodwill	10,558
Total net assets acquired	$16,798

A summary of preliminary estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer list	$4,100	12	Accelerated
Proprietary technology	3,000	5	Straight-line
Trade names and domains	200	5	Straight-line
Total	$7,300

The results of Wheelhouse’s operations are included in the consolidated statements of operations beginning October 3, 2016. Wheelhouse’s revenues and loss from operations for the period ended December 31, 2016 totaled $557 and $799, respectively. Income from operations includes estimated acquired intangible asset amortization of $240.

For the period ended December 31, 2016, acquisition costs for Wheelhouse totaled $383 and are included in general and administration in the consolidated statements of operations. The Company may incur additional acquisition related costs during 2017.

Acquisition related costs for all acquisitions, totaled $3,343, $9,792 and $2,430 for the years ended December 31, 2016, 2015, and 2014, respectively and are included in general and administration in the consolidated statements of operations.

Unaudited pro forma results for Envestnet, Inc. giving effect to the Finance Logix, Castle Rock and Yodlee acquisitions

The following unaudited pro forma financial information presents the combined results of operations of Envestnet, Finance Logix, Castle Rock, and Yodlee for the year ended December 31, 2015. The unaudited pro forma financial information presents the results as if the acquisitions had occurred as of the beginning of 2015.  The results of Klein, Upside, FinaConnect and Wheelhouse are not included in the pro forma financial information presented below as these acquisitions were not material to the Company’s results of operations. The results of FinaConnect and Wheelhouse are not included in the pro forma financial information presented below as the FinaConnect and Wheelhouse acquisitions were not considered material to the Company’s results of operations and as such no pro forma information is presented below for the year ended December 31, 2016.

The unaudited pro forma results presented primarily include adjustments for amortization charges for acquired intangible assets and stock-based compensation expense, imputed interest expense, and transaction-related expenses and the related tax effect on the aforementioned items.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Pro forma financial information as of December 31, 2015 is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2015.

As of
December 31,
2015
Revenues	$517,891
Net loss	(54,915)
Net loss per share:
Basic	(1.27)
Diluted	(1.27)

4.        Property and Equipment

Property and equipment consists of the following:

		At December 31,
		2016	2015
Cost:
Computer equipment and software	3 years	$52,921	$44,470
Office furniture and fixtures	3-7 years	6,911	5,785
Leasehold improvements	Shorter of the lease term or useful life of the asset	17,286	15,123
Other office equipment	3-5 years	1,367	683
		78,485	66,061
Less accumulated depreciation and amortization		(45,485)	(37,380)
Property and equipment, net		$33,000	$28,681

During 2016, the Company retired property and equipment that were no longer in service in the amount of $8,123 and recognized a loss of $398. During 2015, the Company retired fully depreciated property and equipment that were no longer in service in the amount of $5,944. The following table presents the cost amounts and related accumulated depreciation written off by category:

	Year Ended December 31, 2016		Year Ended December 31, 2015
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment and software	$6,593	$(6,498)	$5,749	$(5,749)
Office furniture and fixtures	225	(206)	106	(106)
Other office equipment	1,175	(916)	68	(68)
Leasehold improvements	130	(105)	21	(21)
Total property and equipment retirements	$8,123	$(7,725)	$5,944	$(5,944)

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

During 2016, the Company recorded an increase in the cost of acquired Yodlee property and equipment related to a purchase accounting fair market value adjustment in the amount of $3,922.

Depreciation and amortization expense was as follows:

	Year Ended December 31,
	2016	2015	2014
Depreciation and amortization expense	$14,838	$7,668	$5,910

5.        Internally Developed Software

Internally developed software consists of the following:

		At December 31,
	Estimated Useful Life	2016	2015
Internally developed software	5 years	$33,718	$25,109
Less accumulated amortization		(18,858)	(15,212)
Internally developed software, net		$14,860	$9,897

Amortization expense was as follows:

	Year Ended December 31,
	2016	2015	2014
Amortization expense	$3,646	$2,658	$1,920

6.        Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Envestnet	Envestnet | Yodlee	Total
Balance at December 31, 2014	$104,976	$—	$104,976
Upside acquisition	1,507	—	1,507
Finance Logix acquisition	23,492	—	23,492
Castle Rock acquisition	4,969	—	4,969
Yodlee acquisition	—	286,049	286,049
Purchase accounting adjustments - Placemark	280	—	280
Balance at December 31, 2015	$135,224	$286,049	$421,273
FinaConnect acquisition	4,792	—	4,792
Wheelhouse acquisition	—	10,558	10,558
Purchase accounting adjustments - Yodlee	24,613	(28,233)	(3,620)
Purchase accounting adjustments - Castle Rock	(388)	—	(388)
Other	(490)	(189)	(679)
Balance at December 31, 2016	$163,751	$268,185	$431,936

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Intangible assets consist of the following:

					At December 31, 2016			At December 31, 2015
					Gross		Net	Gross		Net
	Estimated				Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	4	-	15	years	$259,490	$(54,861)	$204,629	$257,410	$(33,668)	$223,742
Backlog			4	years	11,000	(6,456)	4,544	11,000	(703)	10,297
Proprietary technologies	2	-	8	years	57,770	(20,214)	37,556	53,928	(9,833)	44,095
Trade names	2	-	7	years	25,007	(6,178)	18,829	16,690	(2,149)	14,541
Total intangible assets					$353,267	$(87,709)	$265,558	$339,028	$(46,353)	$292,675

During 2016, the Company wrote off fully amortized intangible assets, specifically customer lists, in the amount of $4,159.

Amortization expense was as follows:

	Year Ended December 31,
	2016	2015	2014
Amortization expense	$45,515	$17,636	$10,642

Future amortization expense of the intangible assets as of December 31, 2016, is expected to be as follows:

Years ending December 31:
2017	$41,968
2018	35,948
2019	32,361
2020	28,615
2021	20,746
Thereafter	105,920
$265,558

7.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	At December 31,
	2016	2015
Non-income tax receivable	$3,879	$—
Income tax receivable	1,864	5,118
Prepaid insurance	552	171
Prepaid rent	881	—
Prepaid technology	1,318	472
FinaConnect escrow - current portion	429	—
Other	7,301	7,478
	$16,224	$13,239

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

8.        Other Non-Current Assets

Other non-current assets consist of the following:

	At December 31,
	2016	2015
Investment in private companies	$2,750	$2,666
Deposits:
Lease	4,262	3,198
Other	2,083	515
Deferred compensation	2,738	—
Other	2,130	2,943
	$13,963	$9,322

The Company owns 756,347 Class B Units in a privately held company at a historical purchase price of $1,250. The Company uses the cost method of accounting for this investment.

In April 2015, the Company purchased 150,000 Class B units representing 10.3% of the outstanding membership interests of a privately held company for cash consideration of $1,500. In July 2016, the Company purchased an additional 738,463 Class B units of the outstanding membership interests of a privately held company for cash consideration of $738 bringing its total of the outstanding membership interests to 16.2%. The Company uses the equity method of accounting to record its portion of the privately held company’s net income or loss on a one quarter lag from its actual results of operations.  The Company uses the equity method of accounting because of its less than 50 percent ownership. The Company’s share in the loss of the privately held company was $84 and $1,420 during the years ended December 31, 2015 and 2016, respectively.

In December, 2016, the Company determined that its investment in this privately held company was other than temporarily impaired. Therefore, the Company reduced the carrying value of its investment to zero and recorded an impairment loss of $734, which was recorded in other income (expense), net on the consolidated statements of operations.

On November 1, 2016, the Company purchased 1,500,000 Class A units representing 21.4% of the outstanding membership interests of a privately held company for cash consideration of $1,500 which is included in investments in private companies. Upon the approval by a majority of the Board of Directors of the privately held company in its sole discretion, prior to December 31, 2017, the privately held company may require that Envestnet purchase up to an additional 1,500,000 Class A units.

The Company uses the equity method of accounting to record its portion of this privately held company’s net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting because of its less than 50 percent ownership. The Company’s interest in the earnings or losses of the privately held company will be reflected in other income (expense), net on the consolidated statements of operations.

9.        Fair Value Measurements

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

Fair Value on a Recurring Basis:

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of December 31, 2016 and 2015, based on the three-tier fair value hierarchy.

	At December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$31,644	$31,644	$—	$—
Deferred compensation asset(2)	2,738	—	—	2,738
Total assets	$34,382	$31,644	$—	$2,738
Liabilities
Contingent consideration	4,868	—	—	4,868
Deferred compensation liability(3)	2,885	2,885	—	—
Total liabilities	$7,753	$2,885	$—	$4,868

	At December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$24,422	$24,422	$—	$—
Liabilities
Contingent consideration	4,043	—	—	4,043
Foreign currency forward contracts(4)	140	—	140	—
Total liabilities	$4,183	$—	$140	$4,043

(1)	The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds.
(2)

The deferred compensation asset fair value is based upon the cash surrender value of the life insurance premiums. The Company recognized gains of $66 within the statements of operations for the year ended December 31, 2016.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(3)

The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the daily quoted market prices for the net asset value of the various funds in which the participants have selected.

(4)	Included in prepaid and other current assets in the consolidated balance sheets.

Level I assets and liabilities include money-market funds not insured by the FDIC, deferred compensation and 2019 Convertible Notes. The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. These money-market funds are considered Level 1 and are included in cash and cash equivalents in the consolidated balance sheets. The fair value of the deferred compensation liability is based upon the daily quoted market prices for net asset value on the various funds selected by participants. The fair value of the 2019 Convertible Notes was calculated using observable market data.

Level II assets and liabilities consist of unrealized gain or loss on forward currency contracts, which are measured using the difference between the market quotes of trading currencies adjusted for forward points and the executed contract rate. For further details on the Company’s derivative financial instruments, refer to Note 22.

Level III assets and liabilities consist of the estimated fair value of contingent consideration as well as the deferred compensation asset. The fair market value of the deferred compensation asset is based upon the cash surrender value of the life insurance premiums.

The fair value of the contingent consideration liabilities related to the FinaConnect and Wheelhouse acquisitions were estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level III fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level III measurement not supported by market activity included our assessments of expected future cash flows related to our acquisitions of FinaConnect and Wheelhouse during the subsequent periods from the date of acquisition, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the agreement.

The Company utilized a discounted cash flow method with expected future performance of FinaConnect and Wheelhouse, and their ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair values of their respective contingent consideration. The Company will continue to reassess the fair value of the contingent consideration for each acquisition at each reporting date until settlement. Changes to the estimated fair values of the contingent consideration will be recognized in earnings of the Company and included in general and administration on the consolidated statements of operations.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The table below presents a reconciliation of contingent consideration liabilities of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2015 to December 31, 2016:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2015	$4,043
Settlement of contingent consideration liabilities	(3,729)
FinaConnect acquisition	1,929
Wheelhouse acquisition	2,582
Reclassification to definite consideration	(1,695)
Fair market value adjustments, net	1,588
Accretion on contingent consideration	150
Balance at December 31, 2016	$4,868

During 2016 the Company recognized a deferred compensation asset, identified as Level III, in the amount of $2,672 and recognized gains of $66 on general and administrative on the consolidated statements of operations which resulted in an asset value as of December 31, 2016 of $2,738.

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

On December 15, 2014, the Company issued $172,500 of Convertible Notes. As of December 31, 2016 and 2015, the carrying value of the 2019 Convertible Notes equaled $152,575 and $146,418, respectively, and represents the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of December 31, 2016 and 2015, the fair value of the Convertible Notes was $164,824 and $152,878, respectively.  The Company considers the Convertible Notes to be a Level II liability and uses a market approach to calculate the fair value of the Convertible Notes.  The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on December 31, 2016.

As of December 31, 2016 and 2015, there was $142,000 and $150,000, respectively, of Term Notes and no revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The outstanding value of our Term Notes and revolving credit facility approximated fair value as they bear interest at variable rates and we believe our credit risk quality is consistent with when the debt originated. As of December 31, 2016 and 2015, the carrying value of the Term Notes equaled $138,335 and $144,399, respectively, and represents the aggregate principal amount outstanding less the unamortized debt issuance costs. The Company considers the Term Notes and revolving credit facility to be a Level II liability as of December 31, 2016.  As of December 31, 2015 the Company considered the Term Notes to be a Level I liability, due to the proximity to the date of origination.

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2016 based upon the short-term nature of the assets and liabilities.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

10.        Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	At December 31,
	2016	2015
Accrued compensation and related taxes	$35,287	$29,493
Accrued investment manager fees	31,278	28,179
Sales and use tax payable	10,108	—
Accrued professional services	3,213	1,201
Definite consideration	445	—
Purchase consideration liabilities	235	13,676
Accrued restructuring charges	295	513
Other accrued expenses	6,902	10,349
	$87,763	$83,411

11.       Income Taxes

Income (loss) before income tax provision was generated in the following jurisdictions:

	Year Ended December 31,
	2016	2015	2014
Domestic	$(47,059)	$7,059	$21,437
Foreign	6,569	1,929	1,070
Total	$(40,490)	$8,988	$22,507

The components of the income tax provision charged to operations are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$3,812	$12,731	$11,244
State	1,172	1,644	1,389
Foreign	4,509	685	535
	9,493	15,060	13,168

Deferred:
Federal	5,992	(9,384)	(3,662)
State	117	(1,288)	(858)
Foreign	(525)	164	(120)
	5,584	(10,508)	(4,640)

Total	$15,077	$4,552	$8,528

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Net deferred tax assets (liabilities) consist of the following:

	At December 31,
	2016	2015
Deferred revenue	$6,309	$4,140
Prepaid expenses and accruals	1,363	544
Deferred rent and lease incentives	3,940	3,521
Net operating loss and tax credit carryforwards	100,471	101,762
Property and equipment and intangible assets	(90,222)	(104,017)
Stock-based compensation expense	10,641	10,716
Investment in ERS, LLC	75	—
Convertible notes	(6,346)	(8,284)
Other	(2,176)	(2,201)
Total deferred tax assets	24,055	6,181
Less valuation allowance	(29,610)	(3,493)
Net deferred tax assets (liabilities)	$(5,555)	$2,688

The valuation allowance for net deferred tax assets as of December 31, 2016 and 2015 was $29,610 and $3,493, respectively. The valuation allowance as of December 31, 2016 was related to state/federal net operating losses and foreign tax credits. In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing DTAs. A significant piece of objective negative evidence is the cumulative loss incurred over the three-year period ended December 31, 2016. The Company has scheduled out its temporary differences to determine if the Company would have taxable income due to the reversal of temporary differences to support the realization of the deferred tax assets. The Company’s analysis shows that the DTAs will continue to grow for the foreseeable future even with net operating losses (“NOLs”) starting to expire in 2022. Most of the Company’s deferred tax liabilities (“DTLs”) will reverse or expire before the expiration period of the Company’s significant DTAs, mainly NOLs and credits.

On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $29,610 has been recorded to adjust DTAs to an amount that is more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Upon the exercise of stock options and vesting of restricted stock awards, the Company recognizes any difference between GAAP compensation expense and compensation expense for income tax purposes as a tax windfall or shortfall. The difference is charged to equity in the case of a windfall. When the exercise results in a windfall and the windfall results in a NOL, or the windfall increases an NOL carryforward, no windfall is recognized until the deduction reduces income taxes payable. For GAAP purposes, the Company has recognized all previously suspended windfall tax benefits because they were utilized on the Company’s 2012 and 2013 tax return to reduce taxes payable. The benefits for the recognized windfall tax benefit were recorded in stockholders’ equity, and as such, do not impact the Company’s effective tax rate.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The expected tax provision calculated at the statutory federal rate differs from the actual provision as follows:

	Year Ended December 31,
	2016	2015	2014
Tax provision, at U.S. federal statutory tax rate	$(13,767)	$3,056	$7,878

State income tax, net of federal tax provision	(2,053)	247	648
Effect of permanent items	1,773	1,899	552
Effects of return to provision adjustment	(45)	118	(127)
Change in valuation allowance	26,269	841	(2,085)
Capital loss write-off due to carryforward period expiration	—	—	2,085
Effect of change in federal and state income tax rate	279	283	(54)
Uncertain tax positions	2,024	(859)	138
Research and development credits	(2,758)	(1,914)	(1,564)
Federal and state NOL adjustments net of valuation allowance impact	—	—	745
Other	3,355	881	312
Income tax provision	$15,077	$4,552	$8,528

At December 31, 2016, the Company has NOL carryforwards (before any uncertain tax position reserves) for federal income tax purposes of $261,475, which are available to offset future federal taxable income, if any, and expire through 2035.  In addition, as of December 31, 2016, we have NOL carryforwards for state income tax purposes of $164,397, which are available to reduce future income subject to income taxes. The state NOL carryforwards expire through 2035.

In addition, the Company has alternative minimum tax credit carryforwards of approximately $1,174 for federal and $22 for California, which are available to reduce future federal income taxes, if any, over an indefinite period. The Company also has R&D credit carryforwards of approximately $8,393 for federal and $6,948 for California. The Company also has foreign tax credits of $2,326.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits balance at beginning of year	$14,129	$2,092	$2,058
Additions based on tax positions related to the current year	1,153	576	365
Additions based on tax positions related to prior years	1,257	—	142
Additions based on tax positions for acquired entities	—	12,780	—
Reductions for settlements with taxing authorities	—	(1,120)	(261)
Reductions for lapses of statute of limitations	(63)	(199)	(212)
Unrecognized tax benefits balance at end of year	$16,476	$14,129	$2,092

At December 31, 2016, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $16,476. The Company estimates it is reasonably possible that there will not be a material change to the liability for unrecognized tax benefits in the next twelve months.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2016, 2015 and 2014, income tax expense includes $880, ($158) and ($41), respectively, of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $4,328, $3,488 and $594 as of December 31, 2016, 2015 and 2014, respectively.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company’s tax returns for the calendar years ended December 31, 2013 through 2015 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended December 31, 2011 through 2015 remain open to examination by various state revenue services.

Our Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2006 and forward. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months.

12.       Debt

The Company’s outstanding debt obligations as of December 31, 2016 and 2015 were as follows:

	At December 31,
	2016	2015
Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(17,149)	(22,367)
Unamortized issuance costs on Convertible Notes	(2,776)	(3,715)
	$152,575	$146,418

Term Notes	$142,000	$150,000
Unamortized issuance costs on Term Notes	(3,665)	(5,601)
	$138,335	$144,399

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

On November 19, 2015, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent (the “Administrative Agent”).  The Amended and Restated Credit Agreement amends and restates the Credit Agreement, dated as of June 19, 2014, as amended, among the Company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent. Pursuant to the Amended and Restated Credit Agreement, the Banks agreed to provide (i) term loans (“Term Notes”) to be borrowed as of the closing of the Merger in the aggregate principal amount of $160,000, which were used to fund a portion of the cash consideration paid by the Company in connection with the acquisition of Yodlee, and (ii) revolving credit commitments in the aggregate amount of up to $100,000, which includes a $5,000 subfacility for the issuance of letters of credit. The Amended and Restated Credit Agreement is scheduled to mature on November 19, 2018.

Obligations under the Amended and Restated Credit Agreement are guaranteed by substantially all of Envestnet’s U.S. subsidiaries, including Yodlee. In accordance with the terms of the Security Agreement, dated November 19, 2015 (the “Security Agreement”), among the Company, the Debtors party thereto, the Banks and the Administrative Agent, obligations under the Amended and Restated Credit Agreement are secured by substantially all of the Company’s domestic assets and the Company’s pledge of 66% of the voting equity and 100% of the non-voting equity of certain of its first-tier foreign subsidiaries.  In addition to funding a portion of the cash consideration paid by the Company in connection with the acquisition of Yodlee, proceeds under the Amended and Restated Credit Agreement may be used to finance capital expenditures, working capital, permitted acquisitions and for general corporate purposes.

Envestnet will pay interest on borrowings made under the Amended and Restated Credit Agreement at rates between 1.50 percent and 3.25 percent above LIBOR based on the Company’s total leverage ratio.  Borrowings under the Amended and Restated Credit Agreement are scheduled to mature on November 19, 2018.  The Term Notes are payable in quarterly installments of $2,000 per installment, commencing in March 2016, with the final payment of all remaining term loan principal due and payable on the scheduled maturity date. Within 90 days of each year-end, beginning December 31, 2016, an excess cash flow prepayment, as defined in the Amended and Restated Credit Agreement, may also be required if the Company’s total leverage ratio is greater than 2.0 to 1.0 as of the end of the mostly recently completed two consecutive fiscal quarters of the Company. As of December 31, 2016, the Company has calculated the 2017 prepayment to be approximately $31,862. This prepayment amount is presented within the current portion of debt line item on the consolidated balance sheets.

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

As of December 31, 2016, there was $142,000 of Term Notes and no revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The Company was out of compliance with certain debt covenants of the Amended and Restated Credit Agreement as of December 31, 2016, however, has obtained waivers with respect to those covenants and has amended the Amended and Restated Credit Agreement as of March 23, 2017.

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

The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes. During 2016 and 2015, the Company recognized $5,218 and $4,932, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the year ended December 31, 2016 was 6%.

In connection with the issuance of the Convertible Notes, the Company incurred $4,651 of issuance costs in 2014, which are presented net in current and non-current debt. These costs are being amortized and are recorded as additional interest expense over the life of the Convertible Notes.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Interest expense on the Convertible Notes and the Credit and Amended and Restated Credit agreements was comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Coupon interest	$3,019	$3,019	$126
Amortization of issuance costs	2,875	1,462	79
Accretion of debt discount	5,237	4,932	242
Interest on credit agreement	5,128	606	—
Undrawn and other fees	341	252	179
	$16,600	$10,271	$626

See Note 15 for further discussion of the effect of conversion on net income per common share.

13.        Stockholders’ Equity

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

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. For the year ended December 31, 2016, the Company purchased 43,610 shares of the Company’s common stock and as of December 31, 2016, a maximum of 1,956,390 shares may yet be purchased under this program.

14.        Stock-Based Compensation

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

The 2012 Plan provides for the grant of up to 559,551 shares of common stock (“Target Incentive Awards”). The Target Incentive Awards vest based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition. The Company measured the cost of these awards based on the estimated fair value of the award as of the market closing price on the day before the acquisition closed. The Company is recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company estimates the expected vesting amount and recognizes compensation expense only for those awards expected to vest. This estimate is reassessed by management each reporting period and may change based upon new facts and circumstances. Changes in the assumptions impact the total amount of expense and are recognized over the vesting period. As of December 31, 2016, all 559,551 shares of unvested restricted stock have been performance vested and are subject to the subsequent two-year service condition.

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

As a result of the merger between Envestnet and Yodlee, the Company adopted the Envestnet, Inc. 2015 Acquisition Equity Award Plan (the “2015 Plan”). The 2015 Plan provides for the assumption of all unvested equity awards previously granted pursuant to the Yodlee employees and the conversion of such awards into equity awards of the Company pursuant to the 2015 Plan.  No new awards are being made under the 2015 Plan. The maximum number of shares of stock which may be issued with respect to awards under the 2015 Plan is 1,058,807.

As of December 31, 2016, the maximum number of options and restricted stock available for future issuance under the Company’s plans is 1,336,350.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Employee stock-based compensation expense was as follows:

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense	$33,276	$15,161	$11,423
Tax effect on stock-based compensation expense	(13,001)	(7,678)	(4,434)
Net effect on income	$20,275	$7,483	$6,989

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	At December 31,
	2016	2015	2014
Grant date fair value of options	$9.56	$19.06	$16.81
Volatility	42.2%	37.8%	37.3%
Risk-free interest rate	1.4%	1.8%	1.9%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.3	6.0	6.0

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2013	4,637,471	$9.04	5.4	$31,877
Granted	214,253	42.92
Exercised	(573,298)	9.05
Forfeited	(13,089)	18.12
Outstanding as of December 31, 2014	4,265,337	10.73	4.7	163,830
Granted	358,087	48.38
Exercised	(1,047,911)	7.90
Forfeited	(41,722)	41.10
Outstanding as of December 31, 2015	3,533,791	15.03	4.7	61,199
Granted	163,864	22.38
Exercised	(598,382)	8.23
Forfeited	(66,079)	35.08
Outstanding as of December 31, 2016	3,033,194	16.33	4.3	63,264
Options exercisable	2,699,946	13.97	3.7	61,270

The aggregate intrinsic values in the table below represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2016, 2015 and 2014 of $35.25, $29.85 and $49.14, respectively, and the exercise price of in-the-money options) that would have been received by the

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

option holders had all option holders exercised their options as of that date.  Exercise prices of stock options outstanding as of December 31, 2016 range from $0.11 to $55.29.

Other information is as follows:

	Year Ended December 31,
	2016	2015	2014
Total intrinsic value of options exercised	$14,165	$37,879	$20,867
Cash received from exercises of stock options	4,924	8,279	5,190
Cash received from issuance of restricted stock	6	2	1

At December 31, 2016, there was $2,973 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.8 years.

Restricted Stock Units

Periodically, the Company grants restricted stock unit awards to employees that vest one-third on each of the first three anniversaries of the grant date. Beginning with grants issued in February 2016, restricted stock units awards vest one-third on the first anniversary of the grant date and quarterly thereafter.

The following is a summary of the activity for unvested restricted stock unit awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2013	901,551	16.50
Granted	360,834	41.99
Vested	(143,264)	15.83
Forfeited	(20,447)	28.39
Outstanding as of December 31, 2014	1,098,674	33.72
Granted	1,508,796	34.55
Vested	(434,292)	29.26
Forfeited	(19,967)	38.58
Outstanding as of December 31, 2015	2,153,211	35.63
Granted	1,009,661	28.82
Vested	(1,082,206)	29.12
Forfeited	(185,907)	30.96
Outstanding as of December 31, 2016	1,894,759	30.40

At December 31, 2016, there was $43,593 of unrecognized compensation expense related to unvested restricted stock unit awards, which the Company expects to recognize over a weighted-average period of 2.1 years.

The Company entered into employment agreements with certain executive officers, three of whom received a total of 205,000 performance-based restricted stock unit awards in May 2016 which vest upon the achievement of certain “Target Performance Measures” as defined in the employment agreements, for the periods ending December 31, 2016, December 31, 2017 and December 31, 2018 and four of whom received a total of 125,000 restricted stock units awards in August 2016 which vest quarterly thereafter.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

In connection with the Yodlee merger, on November 19, 2015, the Company issued 1,052,000 shares of Envestnet restricted stock unit awards (“replacement awards”) issued in connection with unvested Yodlee employee equity awards. The Yodlee unvested stock options and unvested restricted stock units were canceled and exchanged for the replacement awards. In accordance with ASC 805, these awards are considered to be replacement awards. Exchanges of share options or other share-based payment awards in conjunction with a business combination are modifications of share-based payment awards in accordance with ASC Topic 718. As a result, a portion of the fair-value-based measure of the replacement awards, are included in measuring the consideration transferred in the Yodlee business combination. To determine the portion of the replacement award that is part of consideration transferred to acquire Yodlee, we have measured both the replacement awards granted by Envestnet and the historical Yodlee awards as of November 19, 2015 in accordance with ASC 718. The portion of the fair-value-based measure of the replacement award that is part of the consideration transferred in exchange for the acquisition of Yodlee, equals the portion of the Yodlee award that is attributable to pre-combination service. Envestnet is attributing a portion of the replacement awards to post combination service as these awards require post combination service. The fair value of the rollover consideration was estimated to be $32,836 of which $4,318 was attributable to pre-acquisition services. The remaining fair value of $28,518 is amortizing over the 43 month vesting period subsequent to the acquisition date. As of December 31, 2016, the remaining amount of unrecognized expense totaled $11,635.

15.       Net Income (Loss) Per Share

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

The Company accounts for the effect of the Convertible Notes on diluted net income per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes have no effect on diluted net loss per share until the Company’s stock price exceeds the conversion price of $62.88 per share, or if the trading price of the Convertible Notes meets certain criteria as described in Note 12.  In the period of conversion, the Convertible Notes will have no impact on diluted net income if the Convertible Notes are settled in cash and will have an impact on basic and diluted net income per share if the Convertible Notes are settled in shares upon conversion.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2016	2015	2014
Basic income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(55,567)	$4,436	$14,174

Basic number of weighted-average shares outstanding	42,814,222	36,500,843	34,559,558
Basic	$(1.30)	$0.12	$0.41

Diluted income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc	$(55,567)	$4,436	$14,174

Basic number of weighted-average shares outstanding	42,814,222	36,500,843	34,559,558
Effect of dilutive shares:
Options to purchase common stock	—	1,700,248	2,165,808
Unvested restricted stock units	—	185,782	152,233
Diluted number of weighted-average shares outstanding	42,814,222	38,386,873	36,877,599
Diluted	$(1.30)	$0.12	$0.38

Securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share are as follows:

	At December 31,
	2016	2015	2014
Options to purchase common stock	3,033,194	297,343	—
Unvested restricted stock units	1,894,759	210,233	90,792
Ungranted unvested restricted stock units related to Upside	—	132,384	—
Convertible Notes	2,743,321	2,743,321	2,743,321
Total	7,671,274	3,383,281	2,834,113

16.        Commitments and Contingencies

Leases

The Company rents office space under leases that expire at various dates through 2030.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Future annual minimum lease commitments under operating leases were as follows:

Years ending December 31:
2017	$12,203
2018	12,774
2019	13,203
2020	13,035
2021	12,181
Thereafter	58,037
Total	$121,433

Rent expense for all operating leases totaled:

	Year Ended December 31,
	2016	2015	2014
Rent expense	$14,984	$8,893	$7,488

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

The Company enters into unconditional purchase obligations arrangements for certain of its services that it receives in the normal course of business. As of December 31, 2016, the Company estimated future minimum unconditional purchase obligations are $17,959.

Litigation

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of December 31, 2016. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. During 2016, the Company determined that net sales and use taxes of $6,229, including interest of approximately $914, were probable of being assessed related to multiple jurisdictions with respect to revenues in the year ended December 31, 2016 and prior years. As a result, in the fourth quarter of 2016, the Company estimated a sales and use tax liability of $10,108. This amount is included in accrued expenses and other liabilities on the consolidated balance sheets. The Company also estimated a sales and use tax receivable of $3,879 related to estimated recoverability of amounts due from customers. This amount is included in prepaid expenses and other current assets on the consolidated balance sheets. Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

17.       Major Customers

One customer accounted for 10% or more of consolidated revenues:

	Year Ended December 31,
	2016	2015	2014
Fidelity	15%	18%	19%

18.       Benefit Plan

The Company sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year Ended December 31,
	2016	2015	2014
Voluntary employer matching contributions	$2,270	$1,521	$1,176

19.       Net Capital Requirements

Portfolio Brokerage Services, Inc. (“PBS”) is a broker-dealer subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital (“net capital ratio”), both as defined, shall not exceed 15 to 1. SEC Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2016, the Company had net capital of $1,198, which was $1,098 in excess of its required net capital of $100. At December 31, 2016, the Company’s net capital ratio was .06 to 1.

Additionally, PBS is subject to net capital requirements of certain self-regulatory organizations and at December 31, 2016, PBS was in compliance with such requirements.

20.        Segment Information

Business segments are generally organized around our business services. Our business segments are:

•	Envestnet – provides leading unified wealth management software and services to empower financial advisors and institutions.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes.  Nonsegment expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges, and other non-recurring and/or non-operationally related expenses. There are no inter-segment revenues for the year ended December 31, 2016. The accounting policies of the reportable business segments are the same as those described in Note 2.

The following table presents revenue by segment:

	Year Ended December 31,
	2016	2015	2014
Revenue:
Envestnet
Assets under management or administration	$352,498	$333,684	$294,223
Subscription and licensing	84,340	63,719	48,787
Professional services and other	10,794	9,435	5,738
Total Envestnet segment revenues	447,632	406,838	348,748
Envestnet | Yodlee
Subscription and licensing	113,785	11,561	—
Professional services and other	16,747	2,520	—
Total Envestnet | Yodlee segment revenues	130,532	14,081	—
Consolidated revenue	$578,164	$420,919	$348,748

No single customer revenue amounts for Envestnet | Yodlee exceeded 10% of the segment revenue total.

The following table presents a reconciliation from income from operations by segment to consolidated net income attributable to Envestnet, Inc.:

	Year Ended December 31,
	2016	2015	2014
Envestnet	$41,678	$43,278	$32,854
Envestnet | Yodlee	(38,547)	(2,984)	—
Total segment income from operations	3,131	40,294	32,854
Nonsegment operating expenses	(26,575)	(21,302)	(11,602)
Interest expense, net	(16,563)	(9,933)	(487)
Other income (expense), net	(483)	(71)	1,742
Consolidated income (loss) before income taxes	(40,490)	8,988	22,507
Income tax provision	15,077	4,552	8,528
Consolidated net income (loss)	(55,567)	4,436	13,979
Add: Net loss attributable to non-controlling interest	—	—	195
Consolidated net income (loss) attributable to Envestnet, Inc.	$(55,567)	$4,436	$14,174

Segment assets primarily consist of cash, accounts receivable, prepaid expenses and other current assets, property, plant and equipment, internally developed software, goodwill, other intangibles, net, deferred tax assets and other non-current assets.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures by segment follows:

	At December 31,
	2016	2015
Segment assets:
Envestnet	$341,602	$323,292
Envestnet | Yodlee	530,799	552,957
Consolidated total assets	$872,401	$876,249

	Year Ended December 31,
	2016	2015	2014
Segment depreciation and amortization:
Envestnet	$24,784	$23,369	$18,651
Envestnet | Yodlee	39,215	4,593	—
Consolidated depreciation and amortization	$63,999	$27,962	$18,651

	Year Ended December 31,
	2016	2015	2014
Segment capital expenditures:
Envestnet	$17,120	$13,682	$9,559
Envestnet | Yodlee	5,456	1,034	—
Consolidated capital expenditures	$22,576	$14,716	$9,559

21.        Geographical Information

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2016	2015	2014
United States	$519,998	$388,098	$318,342
International (1)	58,166	32,821	30,406
Total	$578,164	$420,919	$348,748

(1)	No foreign country accounted for more than 10% of total revenue.

The following table sets forth property, plant, and equipment, net by geographic area:

	At December 31,
	2016	2015
United States	$28,713	$24,423
India	3,596	3,687
Other	691	571
Total	$33,000	$28,681

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

22.        Derivative Financial Instruments

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables:

	At December 31, 2016		At December 31, 2015
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Derivative instruments included in accrued liabilities:
Derivatives designated as hedging instruments	$—	$—	$9,702	$(114)
Derivatives not designated as hedging instruments	—	—	2,168	(26)
Total	$—	$—	$11,870	$(140)

As of December 31, 2016, the Company had no outstanding derivative contracts.

23.        Subsequent Events

In December 2014, Yodlee filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) had and was continuing to infringe on seven of Yodlee’s U.S. patents. The complaint sought unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid. In May 2016, Plaid filed its answer to Yodlee’s complaint as well as counterclaims seeking declaratory judgment that Yodlee’s patents were not infringed and were invalid and unenforceable. In addition, Plaid’s counterclaims also alleged, among other things, violation of federal antitrust and false advertising laws and unfair competition under California state law and common law. The counterclaims sought unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Yodlee. During the course of the litigation, Plaid also filed petitions for review before the Patent Office’s Board of Patent Trials and Appeals against the seven Yodlee patents that were the subject of the lawsuit as well as a petition for reexamination against one of the patents. On January 31, 2017, Yodlee and Plaid agreed to resolve the lawsuit brought by Yodlee, the counterclaims brought by Plaid and the review petitions brought by Plaid before the Patent Office.  Plaid also agreed not to participate further in the reexamination proceedings which the Patent Office may elect to continue without Plaid’s participation. As part of the resolution of the lawsuit, Plaid will license Envestnet’s worldwide patent portfolio.

24.       Quarterly Financial Data (Unaudited)

Quarterly results for the years ended December 31, 2016 and 2015 were as follows:

	2016
	First	Second	Third	Fourth
Total revenues	$131,821	$141,708	$149,155	$155,480
Loss from operations	(12,760)	(6,330)	(1,291)	(3,063)
Net loss attributable to Envestnet, Inc.	(10,993)	(7,943)	(4,057)	(32,574)
Net loss per share
Basic*	(0.26)	(0.19)	(0.09)	(0.75)
Diluted*	(0.26)	(0.19)	(0.09)	(0.75)

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

	2015
	First	Second	Third	Fourth
Total revenues	$96,454	$102,663	$103,367	$118,435
Income (loss) from operations	6,682	6,466	8,328	(2,484)
Net income (loss) attributable to Envestnet, Inc.	2,511	2,536	3,302	(3,913)
Net income (loss) per share
Basic*	0.07	0.07	0.09	(0.10)
Diluted*	0.07	0.07	0.09	(0.10)

*Quarterly values may not sum to annual values due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

a.  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting described below.

b. Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles and include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In connection with this assessment, we identified material weaknesses (as defined below) in internal control over financial reporting as of December 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (2013 Framework).

The following control deficiencies were identified as material weaknesses:

•

Ineffective design and operation of internal controls over the accounting for non-routine transactions and the relevance and reliability of data used to prepare financial statement disclosures. This material weakness was caused by an ineffective risk assessment process that failed to appropriately identify new employee resource needs and necessary internal controls over non-routine transactions and financial statement disclosures.

•

Ineffective design and operation of management review controls over certain assumptions used to measure the fair value of intangible assets purchased in acquisitions. This material weakness was caused by an ineffective risk assessment process that failed to appropriately identify new employee resource needs and necessary internal controls over the acquisitions.

•

Ineffective design and operation of internal controls related to our state and local tax compliance process. Specifically, it was determined that we did not have adequate procedures and controls to appropriately determine compliance with, and accounting for, certain state and local non-income tax regulations.

These control deficiencies resulted in errors that were corrected prior to the issuance of our financial statements as of and for the year ended December 31, 2016.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that these deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2016.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

On February 1, 2016 we acquired all of the outstanding shares of capital stock of FinaConnect, Inc. and on October 3, 2016, we acquired all of the issued and outstanding membership interests of Wheelhouse Analytics LLC.  Since the date of these acquisitions, we have been analyzing and evaluating the procedures and controls of these companies to determine their effectiveness and to make them consistent with our procedures and controls.  As permitted by the SEC, management has excluded FinaConnect, Inc. and Wheelhouse Analytics LLC, from its assessment of internal control over financial reporting as of December 31, 2016. FinaConnect, Inc. and Wheelhouse Analytics LLC have total assets representing $27,315,000 and total revenues representing $3,583,000 of our consolidated financial statement amounts as of and for the year ended December 31, 2016.

Notwithstanding the material weaknesses described above, our management, including our chief executive officer and chief financial officer, believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. generally accepted accounting principles. In addition, the material weaknesses described above did not result in the restatements of any of our audited or unaudited consolidated financial statements or disclosures for any previously reported periods.

c. Remediation Plans

Management, under the supervision of our Audit Committee, is committed to remediating these material weaknesses in a timely fashion. We have begun executing remediation plans that address the material weaknesses in internal control over financial reporting. Specifically, we have hired and continue to actively recruit additional resources including personnel dedicated to provide additional management oversight over the documentation of non-routine accounting matters and accounting for acquisitions and to enhance our expertise in determining the appropriate accounting and reporting in these areas.

In addition, management’s planned actions to further address the material weaknesses include:

•	Review of the quarterly and annual financial reporting processes to identify and implement enhanced accounting processes and related internal control procedures;
•

Enhancement of our process and internal controls related to the preparation of accounting position papers documenting our analysis and conclusions for all non-routine accounting matters including purchase accounting over acquisitions;

•

Establishment of training and education programs for financial personnel responsible for the drafting of our consolidated financial statements and disclosures and accounting for newly acquired businesses and non-routine accounting matters; and

•	Update of our systems in order to collect the necessary data to comply with all required tax obligations.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that may be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of our internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. Subject to the foregoing, we expect these remedial actions and or other remedial actions related to these material weaknesses will be completed in 2017.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

If the remedial measures described above are insufficient to address the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual consolidated financial statements may occur in the future. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in “Item 1A. Risk Factors – In preparing our December 31, 2016 consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy these or other material weaknesses that we may identify in the future could result in material misstatements in our consolidated financial statements” in Part I of this Form 10-K.

d. Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, management identified two deficiencies related to the design and operating effectiveness of information technology (“IT”) general controls that comprise part of our system of internal control over financial reporting and are relevant to the preparation of our consolidated financial statements.  Specifically, our process lacked sufficient internal controls intended to ensure that access to these IT systems, and the ability to make program changes, were adequately restricted to appropriate personnel. As of December 31, 2016, both deficiencies were remediated and the impacted controls were effective at year-end.

The remedial actions that management undertook in the quarter ended December 31, 2016 to address the two IT general controls material weaknesses included the following:

•	Restricted user access to the relevant information systems to only appropriate personnel;
•	Removed the ability to make changes to the internal reporting system by the development team for the application.

Except for the remediation of the material weaknesses in our IT general controls noted above, there were no changes to our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Envestnet, Inc.:

We have audited Envestnet, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control   Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the ineffective design and operation of internal controls over the accounting for non-routine transactions and the relevance and reliability of data used to prepare financial statement disclosures, the ineffective design and operation of management review controls over certain assumptions used to measure the fair value of intangible assets purchased in acquisitions and the ineffective design and operation of internal controls related to the Company’s state and local tax compliance process have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Envestnet, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 24, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Envestnet, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Envestnet, Inc. acquired FinaConnect, Inc. and Wheelhouse Analytics LLC (collectively the “Acquired Entities”) during 2016, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, the Acquired Entities’ internal control over financial reporting associated with total assets of $27,315,000 and total revenues of $3,583,000 included in the consolidated financial statements of Envestnet, Inc. and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Entities.

/s/  KPMG LLP

Chicago, Illinois
March 24, 2017

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees—Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held July 13, 2017, and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees—Director Compensation,” “Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Compensation Discussion and Analysis,” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held July 13, 2017, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this annual report on Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Envestnet, Inc. Stock,” and in our Proxy Statement for the Annual Meeting of Stockholders to be held July 13, 2017, and is incorporated herein by reference. For a description of securities authorized under our equity compensation plans, see Note 13 to the notes to the consolidated financial statements in Part II, Item 8.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees—Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held July 13, 2017, is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this annual report on Form 10‑K.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders—Audit Committee’s Policy on Pre‑Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders—Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held July 13, 2017, and is incorporated herein by reference.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

		Page Number in Form 10‑K
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	75
	Consolidated Balance Sheets as of December 31, 2016 and 2015	76
	Consolidated Statements of Operations for each of the years ended December 31, 2016, 2015, and 2014	77
	Consolidated Statements of Other Comprehensive Income (Loss) for each of the years ended December 31, 2016, 2015, and 2014	78
	Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2016, 2015, and 2014	79
	Consolidated Statements of Cash Flows for each of the years ended December 31, 2016, 2015, and 2014	81
	Notes to Consolidated Financial Statements	83
(a)(2)	Evaluation and Qualifying Accounts
	Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the related footnotes.
(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 138 to 141 of this report, which is incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description
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
10.27

Employment  Agreement, dated as of  January 27, 2016  between the Company and Anil Arora (filed as Exhibit 10.8 to the Company’s Form 10-Q filed with the SEC on August 13, 2016 and incorporated by reference herein.) *

Exhibit No.	Description
10.28

Executive Agreement, dated as of May 12, 2016 between Judson Bergman, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.) *

10.29

Executive Agreement, dated as of May 12, 2016 between William Crager, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May13, 2016 and incorporated by reference herein.)*

10.30

Executive Agreement, dated as of May 12, 2016 between Peter D’Arrigo, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.)*

10.31

Executive Agreement, dated as of August 2, 2016 between Scott Grinis, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 4, 2016 and incorporated by reference herein.)*

10.32

Nonqualified Stock Option Grant Certificate and Terms and Conditions for Anil Arora, dated December 12, 2015 (filed as Exhibit 10.9 to the Company’s Form 10-Q filed with the SEC on August 13, 2016 and incorporated by reference herein.)*

10.33

Full Value Award Grant Certificate and Terms and Conditions for Anil Arora, dated December 12, 2015 (filed as Exhibit 10.10 to the Company’s Form 10-Q filed with the SEC on August 13, 2016 and incorporated by reference herein.) *

10.34

Nonqualified Stock Option Grant Certificate and Terms and Conditions for Judson Bergman, dated May 12, 2016 (filed as Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.)*

10.35

Full Value Award Grant Certificate and Terms and Conditions for Judson Bergman, dated May 12, 2016 (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.)*

10.36

Full Value Award Grant Certificate and Terms and Conditions for William Crager, dated May 12, 2016 (filed as Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.)*

10.37

Full Value Award Grant Certificate and Terms and Conditions for Peter D’Arrigo, dated May 12, 2016 (filed as Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.)*

10.38

Full Value Award Grant Certificate and Terms and Conditions for Scott Grinis, dated August 2, 2016 (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on August 4, 2016 and incorporated by reference herein.)*

10.39

First Amendment, dated March 23, 2017, to Amended and Restated Credit Agreement, among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.39 to the Company’s Form 8-K filed with the SEC on March 23, 2017 and incorporated by reference herein).

12.1	Computation of Ratio of Earnings to Fixed Charges filed herewith.
21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document***

Exhibit No.	Description
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

***

Attached as Exhibit 101 to this Annual Report on Form 10‑K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (vi) notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: March 24, 2017	/s/ Judson Bergman Judson Bergman
Chairman and Chief Executive Officer (Principal
Executive Officer)

Date: March 24, 2017	/s/ Peter H. D’Arrigo Peter H. D’Arrigo
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 24, 2017.

Name	Position

/s/ Judson Bergman Judson Bergman	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
/s/ Anil Arora Anil Arora	Vice Chairman, Director
/s/ Peter H. D’Arrigo Peter H. D’Arrigo	Chief Financial Officer (Principal Financial Officer)

/s/ Matthew J. Majoros Matthew J. Majoros	Senior Vice President, Financial Reporting (Principal Accounting Officer)

/s/ Luis Aguilar Luis Aguilar	Director

/s/ Ross Chapin Ross Chapin	Director

/s/ Gayle Crowell Gayle Crowell	Director

/s/ James Fox James Fox	Director

/s/ James Johnson James Johnson	Director

/s/ Charles Roame Charles Roame	Director

/s/ Greg Smith Greg Smith	Director