Form 10-Q
period 2017-03-31
ENVESTNET, INC.
filed 2017-05-10
CIK 1337619

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(312) 827-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of May 3, 2017, 43,828,109 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$39,479	$52,592
Fees and other receivables, net	44,731	44,268
Prepaid expenses and other current assets	20,156	16,224
Total current assets	104,366	113,084

Property and equipment, net	33,540	33,000
Internally developed software, net	15,792	14,860
Intangible assets, net	254,973	265,558
Goodwill	432,339	431,936
Other non-current assets	13,135	13,963
Total assets	$854,145	$872,401

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$79,272	$87,763
Accounts payable	12,618	11,480
Current portion of debt	60,221	37,926
Contingent consideration	—	2,286
Deferred revenue	19,591	16,499
Total current liabilities	171,702	155,954

Convertible Notes	154,146	152,575
Term Notes	70,448	100,409
Contingent consideration	2,700	2,582
Deferred revenue	15,170	15,643
Deferred rent and lease incentive	12,327	12,060
Deferred tax liabilities, net	8,239	5,555
Other non-current liabilities	14,614	13,436
Total liabilities	449,346	458,214

Commitments and contingencies

Redeemable units in ERS	900	900
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 56,364,799 and 55,642,686 shares issued as of March 31, 2017 and December 31, 2016, respectively; 43,785,653 and 43,240,567 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	282	278
Additional paid-in capital	526,335	516,675
Accumulated deficit	(83,709)	(70,574)
Treasury stock at cost, 12,579,146 and 12,402,119 shares as of March 31, 2017 and December 31, 2016, respectively	(39,718)	(33,068)
Accumulated other comprehensive income (loss)	311	(422)
Total stockholders’ equity	403,501	412,889
Non-controlling interest	398	398
Total equity	403,899	413,287
Total liabilities and equity	$854,145	$872,401

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Assets under management or administration	$94,162	$82,871
Subscription and licensing	57,910	43,620
Professional services and other	5,714	5,330
Total revenues	157,786	131,821

Operating expenses:
Cost of revenues	49,226	40,158
Compensation and benefits	65,532	62,616
General and administration	30,547	25,727
Depreciation and amortization	15,835	16,080
Total operating expenses	161,140	144,581

Loss from operations	(3,354)	(12,760)
Other expense, net	(5,483)	(3,949)
Loss before income tax provision	(8,837)	(16,709)

Income tax provision (benefit)	4,298	(5,716)

Net loss	(13,135)	(10,993)
Add: Net loss attributable to non-controlling interest	—	—
Net loss attributable to Envestnet, Inc.	$(13,135)	$(10,993)

Net loss per share attributable to Envestnet, Inc.:
Basic	$(0.30)	$(0.26)

Diluted	$(0.30)	$(0.26)

Weighted average common shares outstanding:
Basic	43,362,037	42,506,557

Diluted	43,362,037	42,506,557

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss attributable to Envestnet, Inc.	$(13,135)	$(10,993)
Other comprehensive income, net of taxes
Foreign currency translation gain (loss)	733	(15)
Gains on foreign currency contracts designated as cash flow hedges reclassified to earnings	—	177
Total other comprehensive income, net of taxes	733	162
Comprehensive loss, net of taxes	$(12,402)	$(10,831)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-	Total
			Common		Paid-in	Comprehensive	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance, December 31, 2016	55,642,686	$278	(12,402,119)	$(33,068)	$516,675	$(422)	$(70,574)	$398	$413,287

Exercise of stock options	208,334	1	—	—	1,899	—	—	—	1,900
Issuance of common stock - vesting of restricted stock units	513,779	3	—	—	—	—	—	—	3
Stock-based compensation expense	—	—	—	—	7,761	—	—	—	7,761
Purchase of treasury stock for stock-based tax withholdings	—	—	(177,027)	(6,650)	—	—	—	—	(6,650)
Foreign currency translation loss	—	—	—	—	—	733	—	—	733
Net loss	—	—	—	—	—	—	(13,135)	—	(13,135)
Balance, March 31, 2017	56,364,799	$282	(12,579,146)	$(39,718)	$526,335	$311	$(83,709)	$398	$403,899

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(13,135)	$(10,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,835	16,080
Deferred rent and lease incentive	182	(171)
Provision for doubtful accounts	82	23
Deferred income taxes	2,684	3,599
Stock-based compensation expense	7,458	11,615
Non-cash interest expense	3,522	2,013
Accretion on contingent consideration and purchase liability	156	62
Fair market value adjustment on contingent consideration	—	50
Loss allocation from equity method investment	285	—
Changes in operating assets and liabilities, net of acquisitions:
Fees and other receivables	(545)	11,278
Prepaid expenses and other current assets	(3,932)	(9,780)
Other non-current assets	543	(1,556)
Accrued expenses and other liabilities	(8,758)	(11,335)
Accounts payable	865	32
Deferred revenue	2,619	2,181
Other non-current liabilities	1,140	418
Net cash provided by operating activities	9,001	13,516

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,007)	(1,811)
Capitalization of internally developed software	(2,091)	(1,388)
Purchase of ERS units	—	(1,500)
Acquisition of businesses, net of cash acquired	—	(18,125)
Net cash used in investing activities	(6,098)	(22,824)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	25,000	15,000
Payment on revolving credit facility	—	(13,000)
Payments of contingent consideration	(2,286)	—
Payments of definite consideration	(445)	—
Payment of term notes	(33,862)	(2,000)
Proceeds from exercise of stock options	1,900	1,207
Purchase of treasury stock for stock-based tax withholdings	(6,650)	(7,071)
Issuance of restricted stock units	3	4
Net cash used in financing activities	(16,340)	(5,860)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	324	—

DECREASE IN CASH AND CASH EQUIVALENTS	(13,113)	(15,168)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,592	51,718

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,479	$36,550

Supplemental disclosure of cash flow information - net cash refunded during the period for income taxes	$(716)	$(1,513)
Supplemental disclosure of cash flow information - cash paid during the period for interest	1,414	2,079
Supplemental disclosure of non-cash operating, investing and financing activities:
Contingent consideration issued in a business acquisition	—	1,929
Purchase liabilities included in accrued expenses	—	269
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	471	—

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

The Company offers these solutions principally through the following product/services suites:

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

•

Envestnet | TamaracTM provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management (“CRM”) software, principally to high‑end registered investment advisers (“RIA”).

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

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2016 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2017 and the results of operations, equity and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of March 31, 2017 was derived from the Company’s audited financial statements for the year ended December 31, 2016 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet | Yodlee segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a foreign currency functional currency are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the condensed consolidated balance sheets as accumulated other comprehensive income (loss) within shareholders' equity. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 24, 2017.

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

Share repurchase program – On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other transactions or otherwise, all in compliance with applicable laws and other restrictions. As of March 31, 2017, 1,956,390 shares could still be purchased under this program. For the three month period ended March 31, 2017 the Company purchased no shares with respect to this program.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” This update amends the requirements for assets and liabilities recognized for all leases longer than twelve months. Lessees will be required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from the lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The Company is currently evaluating the potential impact of this guidance on our consolidated financial statements.

In March 2016, The FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statements of cash flows.   Upon adoption, we determined that we did not have previously unrecognized excess tax benefits to be recognized on a modified retrospective transition method as an adjustment to retained earnings.  The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. We did not elect an accounting policy change to withhold at the maximum individual statutory tax rate.  The cash paid to satisfy the statutory income tax withholding obligation will continue to be classified as a financing activity in the statements of cash flows.  Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. We did not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.  This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. These changes became effective for the Company’s fiscal year beginning January 1, 2017 and have been reflected in these condensed consolidated financial statements. As a result of the adoption of ASU 2016-09, for the three months ended March 31, 2016, net cash provided by operating activities decreased by $275 with a corresponding offset to net cash used for financing activities.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350),” which removes step two from the goodwill impairment test. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the timing of adoption; however it does not believe this ASU will have material impact on the Company’s consolidated financial statements.

3.Business Acquisitions

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
March 31, 2017
Total tangible assets acquired	$399
Total liabilities assumed	(1,459)
Identifiable intangible assets	7,300
Goodwill	10,558
Total net assets acquired	$16,798

A summary of preliminary estimated identifiable intangible assets acquired, estimated useful lives and amortization method is as follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer list	$4,100	12	Accelerated
Proprietary technology	3,000	5	Straight-line
Trade names and domains	200	5	Straight-line
Total	$7,300

The results of Wheelhouse’s operations are included in the condensed consolidated statements of operations beginning October 3, 2016, and are not considered material to the Company’s results of operations.  As such, no pro forma information is presented for the three months ended March 31, 2016.

4.      Cost of Revenues

The following table summarizes cost of revenues by revenue category for the periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Assets under management or administration	$44,485	$36,909
Subscription and licensing	4,614	3,104
Professional services and other	127	145
Total	$49,226	$40,158

5.     Property and Equipment

Property and equipment consists of the following:

		March 31,	December 31,
	Estimated Useful Life	2017	2016
Cost:
Computer equipment and software	3 years	$56,293	$52,921
Office furniture and fixtures	3-7 years	7,365	6,911
Leasehold improvements	Shorter of the lease term or useful life of the asset	18,177	17,286
Other office equipment	3-5 years	1,554	1,367
		83,389	78,485
Less accumulated depreciation and amortization		(49,849)	(45,485)
Property and equipment, net		$33,540	$33,000

Depreciation and amortization expense was as follows:

	Three Months Ended
	March 31,
	2017	2016
Depreciation and amortization expense	$4,091	$3,359

6. Internally Developed Software

Internally developed software consists of the following:

		March 31,	December 31,
	Estimated Useful Life	2017	2016
Internally developed software	5 years	$35,809	$33,718
Less accumulated amortization		(20,017)	(18,858)
Internally developed software, net		$15,792	$14,860

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2017	2016
Amortization expense	$1,159	$795

7.Intangible Assets

Intangible assets consist of the following:

					March 31, 2017			December 31, 2016
					Gross		Net	Gross		Net
					Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	4	-	15	years	$259,490	$(60,879)	$198,611	$259,490	$(54,861)	$204,629
Backlog			4	years	11,000	(7,489)	3,511	11,000	(6,456)	4,544
Proprietary technologies	2	-	8	years	57,770	(22,886)	34,884	57,770	(20,214)	37,556
Trade names	2	-	7	years	24,995	(7,028)	17,967	25,007	(6,178)	18,829
Total intangible assets					$353,255	$(98,282)	$254,973	$353,267	$(87,709)	$265,558

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2017	2016
Amortization expense	$10,585	$11,926

Future amortization expense of the intangible assets as of March 31, 2017, is expected to be as follows:

Years ending December 31:
Remainder of 2017	$31,383
2018	35,948
2019	32,361
2020	28,615
2021	20,746
2022	18,729
Thereafter	87,191
$254,973

8.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2017	2016
Non-income tax receivable	$4,370	$3,879
Income tax receivable	2,255	1,864
Prepaid insurance	1,125	552
Prepaid technology	1,188	1,318
FinaConnect escrow	2,000	429
Other	9,218	8,182
	$20,156	$16,224

9.Other Non-Current Assets

Other non-current assets consist of the following:

	March 31,	December 31,
	2017	2016
Investments in private companies	$2,465	$2,750
Deposits:
Lease	4,373	4,262
Other	512	2,083
Assets to fund deferred compensation liability	3,761	2,738
Other	2,024	2,130
	$13,135	$13,963

The Company owns 756,347 Class B Units in a privately held company at a historical purchase price of $1,250. The Company uses the cost method of accounting for this investment.

The Company owns 1,500,000 Class A units representing 21.4% of the outstanding membership interests of a privately held company for cash consideration of $1,500. Upon the approval by a majority of the Board of Directors of the privately held company in its sole discretion, prior to December 31, 2017, the privately held company may require that Envestnet purchase up to an additional 1,500,000 Class A units.

The Company uses the equity method of accounting to record its portion of this privately held company’s net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting because of its less than 50 percent ownership. The Company’s interest in the earnings or losses of the privately held company is reflected in other expense, net on the condensed consolidated statements of operations.

10.Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, based on the three-tier fair value hierarchy.

	As of March 31, 2017
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$17,683	$17,683	$—	$—
Assets to fund deferred compensation liability(2)	3,761	—	—	3,761
Total assets	$21,444	$17,683	$—	$3,761
Liabilities
Contingent consideration	$2,700	$—	$—	$2,700
Deferred compensation liability(3)	3,898	3,898	—	—
Total liabilities	$6,598	$3,898	$—	$2,700

	As of December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$31,644	$31,644	$—	$—
Assets to fund deferred compensation liability(2)	2,738	—	—	2,738
Total assets	$34,382	$31,644	$—	$2,738
Liabilities
Contingent consideration	$4,868	$—	$—	$4,868
Deferred compensation liability(3)	2,885	2,885	—	—
Total liabilities	$7,753	$2,885	$—	$4,868

(1)	The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds.
(2)

The fair value of assets to fund deferred compensation liability approximates the cash surrender value of the life insurance premiums and is included in other non-current assets in the condensed consolidated balance sheets.

(3)

The deferred compensation liability is included in other non-current liabilities in the condensed consolidated balance sheets and its fair market value is based on the daily quoted market prices for the net asset value of the various funds in which the participants have selected.

Level I assets and liabilities include money-market funds not insured by the FDIC and deferred compensation liability. The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. These money-market funds are considered Level 1 and are included in cash and cash equivalents in the condensed consolidated balance sheets. The fair value of the deferred compensation liability is based upon the daily quoted market prices for net asset value on the various funds selected by participants.

Level III assets and liabilities consist of the estimated fair value of contingent consideration as well as the assets to fund deferred compensation liability. The fair market value of the assets to fund deferred compensation liability is based upon the cash surrender value of the life insurance premiums.

The fair value of the contingent consideration liabilities related to the FinaConnect and Wheelhouse acquisitions were estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represent a Level III fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level III measurement not supported by market activity included our assessments of expected future cash flows related to our acquisitions of FinaConnect and Wheelhouse during the subsequent periods from the date of acquisition, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the agreement.

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

The table below presents a reconciliation of contingent consideration liabilities of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2016 to March 31, 2017:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2016	$4,868
Settlement of contingent consideration liabilities	(2,286)
Accretion on contingent consideration	118
Balance at March 31, 2017	$2,700

The table below presents a reconciliation of the assets to fund deferred compensation liability of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2016 to March 31, 2017:

Fair Value of
Assets to Fund
Deferred
Compensation
Liability
Balance at December 31, 2016	$2,738
Contributions	1,023
Balance at March 31, 2017	$3,761

During the three months ended March 31, 2017, the Company recognized no income or expense on the assets to fund deferred compensation liability, identified as Level III, on the condensed consolidated statements of operations. The asset value was increased due to funding of the plan, which resulted in an asset value as of March 31, 2017 of $3,761, which was included in other non-current assets on the condensed consolidated balance sheets.

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the three months ended March 31, 2017.

On December 15, 2014, the Company issued $172,500 of Convertible Notes. As of March 31, 2017 and December 31, 2016, the carrying value of the 2019 Convertible Notes equaled $154,146 and $152,575, respectively, and represents the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of March 31, 2017 and December 31, 2016, the fair value of the Convertible Notes was $160,817 and $164,824, respectively. The Company considers the Convertible Notes to be a Level II liability and uses a market approach to calculate the fair value of the Convertible Notes. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on March 31, 2017 (see Note 14).

As of March 31, 2017 and December 31, 2016, there was $108,138 and $142,000, respectively, of Term Notes outstanding. As of March 31, 2017 and December 31, 2016, there was $25,000 and $0 of revolving credit amounts outstanding under the Amended and Restated Credit Agreement. The outstanding value of our Term Notes and revolving credit facility approximated fair value as they bear interest at variable rates and we believe our credit risk quality is consistent with when the debt originated. As of March 31, 2017 and December 31, 2016, the carrying value of the Term Notes equaled $105,669 and $138,335, respectively, and represents the aggregate principal amount outstanding less the unamortized debt issuance costs. The Company considers the Term Notes and revolving credit facility to be a Level II liability as of March 31, 2017.

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2017 based upon the short-term nature of the assets and liabilities.

11.Accrued Expenses

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2017	2016
Accrued investment manager fees	$32,329	$31,278
Accrued compensation and related taxes	23,053	35,287
Sales and use tax payable	11,348	10,108
Accrued professional services	5,153	3,213
Definite consideration	1,250	445
Other accrued expenses	6,139	7,432
	$79,272	$87,763

12.    Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31,	December 31,
	2017	2016
Uncertain tax positions	$9,663	$7,762
Accrued deferred compensation	3,898	2,885
Accrued purchase liability	—	1,250
Other	1,053	1,539
	$14,614	$13,436

13.    Income Taxes

The following table includes the Company’s loss before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended
	March 31,
	2017	2016
Loss before income tax provision (benefit)	$(8,837)	$(16,709)
Income tax provision (benefit)	4,298	(5,716)
Effective tax rate	(48.6)%	34.2%

The Company’s effective tax rates in the three months ended March 31, 2017 and 2016 were (48.6)% and 34.2%, respectively. The change was primarily due to the valuation allowance the company has put on all U.S. deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the U.S.

The gross liability for unrecognized tax benefits was $16,972 and $16,476 at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $16,972. At this time, the Company estimates it is reasonably possible that the liability for unrecognized tax benefits will not decrease in the next twelve months.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $510 and $880 as of March 31, 2017 and December 31, 2016, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company’s tax returns for the calendar years ended December 31, 2016, 2015, 2014, and 2013 remain open to examination by the Internal Revenue Service in their entirety.  With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended December 31, 2016, 2015, 2014, 2013, 2012 and 2011 remain open to examination by various state revenue services.

The Company’s Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2006 and forward. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months.

14.    Debt

The Company’s outstanding debt obligations as of March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(15,812)	(17,149)
Unamortized issuance costs on Convertible Notes	(2,542)	(2,776)
Convertible Notes carrying value	$154,146	$152,575

Term Notes	$108,138	$142,000
Unamortized issuance costs on Term Notes	(2,469)	(3,665)
Term Notes carrying value	$105,669	$138,335

Revolving credit facility balance	$25,000	$—

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2017	2016
Coupon interest	$755	$755
Amortization of issuance costs	1,430	725
Accretion of debt discount	1,337	1,286
Interest on credit agreement	1,345	1,262
Undrawn and other fees	69	64
	$4,936	$4,092

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

Envestnet will pay interest on borrowings made under the Amended and Restated Credit Agreement at rates between 1.50 percent and 3.25 percent above LIBOR based on the Company’s total leverage ratio. Borrowings under the Amended and Restated Credit Agreement are scheduled to mature on November 19, 2018. The Term Notes are payable in quarterly installments of $2,000 per installment and commenced in March 2016, with the final payment of all remaining term loan principal due and payable on the scheduled maturity date. Within 90 days of each year-end, beginning December 31, 2016, an excess cash flow prepayment, as defined in the Amended and Restated Credit Agreement, may also be required if the Company’s total leverage ratio is greater than 2.0 to 1.0 as of the end of the mostly recently completed two consecutive fiscal quarters of the Company. During the first quarter of 2017, the Company made an excess cash flow payment of $31,862. As of March 31, 2017, the Company has estimated the 2018 prepayment to be approximately $28,730.

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

As of March 31, 2017, there was $108,138 of Term Notes and $25,000 revolving credit amount outstanding under the Amended and Restated Credit Agreement. The revolving credit amount is included in the current portion of debt on the condensed consolidated balance sheets as the intent of the Company is to repay the outstanding amount within twelve months of March 31, 2107. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement as of March 31, 2017.

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

Upon the occurrence of a “fundamental change,” as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Convertible Notes for cash at 100% of the principal amount of the Convertible Notes being purchased, plus any accrued and unpaid interest.

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

The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which is being accreted and recorded as additional interest expense over the life of the Convertible Notes. During the three month periods ended March 31, 2017 and 2016, the Company recognized $1,337 and $1,286, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the three month periods ended March 31, 2017 and 2016 was 6.0% and 6.1%, respectively.

See Note 16 for further discussion of the effect of conversion on net income per common share.

15.Stock-Based Compensation

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

In connection with the Yodlee merger (see Note 3), the Company adopted the 2015 Acquisition Equity Award Plan (the “2015 Plan”). The 2015 Plan provides for the grant of restricted common stock units for certain Envestnet | Yodlee employees. The maximum number of shares of stock which may be issued with respect to awards under the 2015 Plan is 1,052,000.  These awards vest over a period of 43 months subsequent to the acquisition date of November 19, 2015. As of March 31, 2017, the remaining amount of unrecognized expense totaled $9,438.

As of March 31, 2017, the maximum number of common shares of the Company available for future issuance under the Company’s plans is 417,317.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended
	March 31,
	2017	2016
Stock-based compensation expense	$7,458	$11,615
Tax effect on stock-based compensation expense	(2,800)	(4,646)
Net effect on income	$4,658	$6,969

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 37.5% and 40.0% for the three months ended March 31, 2017 and 2016, respectively.  However, due to the valuation allowance recorded on domestic deferreds, there was no tax effect related to stock-based compensation expense for the three months ended March 31, 2017.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Grant date fair value of options	$14.51	$20.51
Volatility	43.8%	42.1%
Risk-free interest rate	2.1%	1.4%
Dividend yield	—%	—%
Expected term (in years)	6.3	6.6

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2016	3,033,194	$16.33	4.3	$63,264
Granted	75,238	31.70
Exercised	(208,334)	9.12
Forfeited	(9,062)	45.81
Outstanding as of March 31, 2017	2,891,036	17.15	4.5	50,792
Options exercisable	2,612,682	15.50	4.0	49,767

Exercise prices of stock options outstanding as of March 31, 2017 range from $0.11 to $55.29. At March 31, 2017, there was $4,792 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.3 years.

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

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2016	1,894,759	$30.40
Granted	872,941	31.89
Vested	(526,572)	31.68
Forfeited	(20,084)	27.52
Outstanding as of March 31, 2017	2,221,044	31.98

At March 31, 2017, there was $64,056 of unrecognized stock-based compensation expense related to unvested restricted stock unit awards, which the Company expects to recognize over a weighted-average period of 2.4 years.

16.Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted loss per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, common warrants, restricted stock units and Convertible Notes using the treasury stock method, if dilutive.

The Company accounts for the effect of the Convertible Notes on diluted earnings per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes have no effect on diluted earnings per share until the Company’s stock price exceeds the conversion price of $62.88 per share, or if the trading price of the Convertible Notes meets certain criteria as described in Note 14 at which point, the effect of the conversion feature would be included in the Company’s calculation of diluted earnings per share. In the period of conversion, the Convertible Notes will have no impact on diluted earnings if the Convertible Notes are settled in cash and will have an impact on dilutive earnings per share if the Convertible Notes are settled in shares upon conversion.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2017	2016
Net loss attributable to Envestnet, Inc.	$(13,135)	$(10,993)

Basic number of weighted-average shares outstanding	43,362,037	42,506,557
Effect of dilutive shares:
Options to purchase common stock	—	—
Unvested restricted stock units	—	—
Diluted number of weighted-average shares outstanding	43,362,037	42,506,557

Net loss per share attributable to Envestnet, Inc.
Basic	$(0.30)	$(0.26)

Diluted	$(0.30)	$(0.26)

Securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2017	2016
Options to purchase common stock	2,891,036	3,448,439
Unvested restricted stock units	2,221,044	1,707,944
Convertible Notes	2,743,321	2,743,321
Total	7,855,401	7,899,704

17.Major Customers

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended
	March 31,
	2017	2016
Fidelity	16%	15%

18.Commitments and Contingencies

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

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2017. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of March 31, 2017, the Company estimated a sales and use tax liability of $11,348. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. The Company also estimated a sales and use tax receivable of $4,370 related to estimated recoverability of amounts due from customers. This amount is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As a result, net sales and use taxes of $6,978 were probable of being assessed related to multiple jurisdictions with respect to revenues in the three month period ended March 31, 2017 and prior years. Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

Leases

The Company rents office space under leases that expire at various dates through 2030.  Future minimum lease commitments under these operating leases, as of March 31, 2017, were as follows:

Years ending December 31:
Remainder of 2017	$9,814
2018	13,677
2019	14,151
2020	14,003
2021	13,193
Thereafter	52,568
Total	$117,406

19.Segment Information

Business segments are generally organized around our business services. Our business segments are:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

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

The following table presents revenue by segment:

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Envestnet	$121,318	$103,190
Envestnet | Yodlee	36,468	28,631
Consolidated revenue	$157,786	$131,821

Fidelity revenue as a percentage of Envestnet segment revenue:	19%	20%

No single customer amounts for Envestnet | Yodlee exceeded 10% of the segment total.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net loss attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2017	2016
Envestnet	$13,511	$9,574
Envestnet | Yodlee	(7,708)	(14,041)
Total segment income (loss) from operations	5,803	(4,467)
Nonsegment operating expenses	(9,157)	(8,293)
Other expense, net	(5,483)	(3,949)
Consolidated loss before income taxes (benefit)	(8,837)	(16,709)
Income tax provision (benefit)	4,298	(5,716)
Consolidated net loss	(13,135)	(10,993)
Add: Net loss attributable to non-controlling interest	—	—
Consolidated net loss attributable to Envestnet, Inc.	$(13,135)	$(10,993)

Segment assets consist of cash, accounts receivable, prepaid expenses and other current assets, property, plant and equipment goodwill, and other intangibles, net, and other non-current assets.

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	March 31,	December 31,
	2017	2016
Segment assets:
Envestnet	$328,887	$341,602
Envestnet | Yodlee	525,258	530,799
Consolidated total assets	$854,145	$872,401

	Three Months Ended
	March 31,
	2017	2016
Segment depreciation and amortization:
Envestnet	$6,421	$6,065
Envestnet | Yodlee	9,414	10,015
Consolidated depreciation and amortization	$15,835	$16,080

	Three Months Ended
	March 31,
	2017	2016
Segment capital expenditures:
Envestnet	$5,351	$2,029
Envestnet | Yodlee	747	1,170
Consolidated capital expenditures	$6,098	$3,199

20.    Geographical Information

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended
	March 31,
	2017	2016
United States	$141,962	$120,291
International (1)	15,824	11,530
Total	$157,786	$131,821

(1)	No foreign country accounted for more than 10% of total revenues.

The following table sets forth property, plant, and equipment, net by geographic area:

	March 31,	December 31,
	2017	2016
United States	$28,884	$28,713
India	4,036	3,596
Other	620	691
Total	$33,540	$33,000

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

You should read this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the consolidated financial statements and related notes included in our 2016 Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

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

Segments

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in Note 19 to the notes to condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. In the first quarter of 2017, Envestnet’s platform assets grew to over $1.1 trillion in approximately 6 million accounts overseen by more than 55,000 advisors.

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

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2016	2016	2016	2016	2017
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$95,489	$96,700	$101,924	$105,178	$113,544
Assets Under Administration (AUA)	207,537	220,690	231,831	241,682	248,445
Subtotal AUM/A	303,026	317,390	333,755	346,860	361,989
Licensing	576,988	685,952	721,690	748,125	763,372
Total Platform Assets	$880,014	$1,003,342	$1,055,445	$1,094,985	$1,125,361
Platform Accounts
AUM	498,449	503,147	519,717	545,130	574,132
AUA	904,373	935,870	961,590	994,583	986,554
Subtotal AUM/A	1,402,822	1,439,017	1,481,307	1,539,713	1,560,686
Licensing	2,237,427	4,304,645	4,394,670	4,558,883	4,263,002
Total Platform Accounts	3,640,249	5,743,662	5,875,977	6,098,596	5,823,688
Advisors
AUM/A	35,718	35,067	35,861	36,483	36,985
Licensing	13,675	16,081	16,191	17,852	18,159
Total Advisors	49,393	51,148	52,052	54,335	55,144

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended March 31, 2017
	As of	Gross		Net	Market	Reclass (to) from	As of
	12/31/2016	Sales	Redemptions	Flows	Impact	Licensing	3/31/2017
	(in millions except account data)
Assets under Management (AUM)	$105,178	$11,838	$(7,489)	$4,349	$4,017	$—	$113,544
Assets under Administration (AUA)	241,682	19,483	(16,718)	2,765	8,889	(4,891)	248,445
Total AUM/A	$346,860	$31,321	$(24,207)	$7,114	$12,906	$(4,891)	$361,989
Fee-Based Accounts	1,539,713			43,737		(22,764)	1,560,686

The above AUM/A gross sales figures include $0.3 billion in new client conversions. The Company onboarded an additional $13.4 billion in licensing conversions during the three months ended March 31, 2017, bringing total conversions for the quarter to $13.7 billion.

The mix of AUM and AUA was as follows for the periods indicated:

	March 31,	June 30,	September 30,	December 31,	March 31,
	2016	2016	2016	2016	2017
Assets under management (AUM)	32%	30%	31%	30%	31%
Assets under administration (AUA)	68%	70%	69%	70%	69%
	100%	100%	100%	100%	100%

Envestnet | Yodlee Segment

Envestnet | Yodlee is a leading data aggregation and data intelligence platform.  As a “big data” specialist, Yodlee gathers, refines and aggregates a massive set of end-user permissioned transaction level data, which it then provides to customers as data analytics solutions and market research services.

More than 1,000 financial institutions, financial technology innovators and financial advisory firms, including 12 of the 20 largest U.S. banks, subscribe to the Envestnet | Yodlee platform to underpin personalized financial apps and services for over 21 million paid subscribers.

Yodlee serves two main customer groups:  financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.

•

The Financial Institutions group provides customers with secure access to open application programming interfaces (“APIs”), end-user facing applications powered by our platform and APIs (“FinApps”), and also reports. Customers receive end user-permissioned transaction data elements that we aggregate and cleanse. Yodlee also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business solutions. They are targeted at the retail financial, wealth management, small business, card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Yodlee’s Expense FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 15,500 sources, including banking, investment, loan, and credit card information.

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 14% from $82,871 in the three months ended March 31, 2016 to $94,162 in the three months ended March 31, 2017. Subscription and licensing revenues increased 33% from $43,620 in the three months ended March 31, 2016 to $57,910 in the three months ended March 31, 2017. Total revenues, which include professional service and other fees, increased 20% from $131,821 in the three months ended March 31, 2016 to $157,786 in the three months ended March 31, 2017. The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM/AUA as well as an increase in revenues related to Envestnet | Yodlee totaling $7,837.

The net loss attributable to Envestnet, Inc. for the three months ended March 31, 2017 was $13,135, or $0.30 per diluted share, compared to net loss attributable to Envestnet, Inc. of $10,993 or $0.26 per diluted share for the three months ended March 31, 2016.

Adjusted revenues for the three months ended March 31, 2017 was $157,839, an increase of 20% from $132,032 in the prior year period. Adjusted EBITDA for the three months ended March 31, 2017 was $25,838, an increase of 35% from $19,193 in the prior year period. Adjusted net income for the three months ended March 31, 2017 was $11,517, or $0.25 per diluted share, compared to adjusted net income of $7,784, or $0.18 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

Three months ended March 31, 2017 compared to three months March 31, 2016

	Three Months Ended
	March 31,
	2017	2016	Percent Change
	(in thousands)
Revenues:
Assets under management or administration	$94,162	$82,871	14%
Subscription and licensing	57,910	43,620	33%
Professional services and other	5,714	5,330	7%
Total revenues	157,786	131,821	20%
Operating expenses:
Cost of revenues	49,226	40,158	23%
Compensation and benefits	65,532	62,616	5%
General and administration	30,547	25,727	19%
Depreciation and amortization	15,835	16,080	(2)%
Total operating expenses	161,140	144,581	11%
Loss from operations	(3,354)	(12,760)	(74)%
Other expense, net	(5,483)	(3,949)	39%
Loss before income tax provision (benefit)	(8,837)	(16,709)	(47)%
Income tax provision (benefit)	4,298	(5,716)	*
Net loss	(13,135)	(10,993)	19%
Add: Net loss attributable to non-controlling interest	—	—	—%
Net loss attributable to Envestnet, Inc.	$(13,135)	$(10,993)	19%

*Not meaningful.

Revenues

Total revenues increased 20% from $131,821 in the three months ended March 31, 2016 to $157,786 in the three months ended March 31, 2017. The increase was primarily due to an increase in revenues from subscription and licensing of $14,290. Revenues from AUM/A decreased as a percentage of total revenues from 63% to 60% in the three months ended March 31, 2016 and 2017, respectively, primarily as the increase in AUM/A related revenue was lower than the increase in revenues from subscription and licensing.

Assets under management or administration

Revenues earned from AUM/AUA increased 14% from $82,871 in the three months ended March 31, 2016 to $94,162 in the three months ended March 31, 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2017, relative to the corresponding period in 2016. In the first quarter of 2017, revenues were also positively affected by new account growth and positive net flows of AUM or AUA during 2016.

The number of financial advisors with AUM or AUA on our technology platforms increased from 35,718 as of March 31, 2016 to 36,985 as of March 31, 2017 and the number of AUM or AUA client accounts increased from approximately 1,400,000 as of March 31, 2016 to approximately 1,600,000 as of March 31, 2017.

Subscription and licensing

Subscription and licensing revenues increased 33% from $43,620 in the three months ended March 31, 2016 to $57,910 in the three months ended March 31, 2017. This increase was primarily due to an increase in Envestnet related revenue of $3,233 and an increase in Envestnet | Tamarac related revenue of $3,428 and Envestnet | Yodlee contributing an additional $7,628. The increase in Envestnet and Envestnet | Tamarac revenue is a result of Envestnet and Envestnet | Tamarac continuing to add clients and selling additional services to existing clients. The increase in Envestnet | Yodlee revenue is primarily due to an increase in revenue from existing customers of $2,589, new customers of $2,107 and Wheelhouse related revenue of $748.

Professional services and other

Professional services and other revenues increased 7% from $5,330 in the three months ended March 31, 2016 to $5,714 in the three months ended March 31, 2017. This increase was primarily due to an increase in Envestnet | Tamarac related revenue of $308 and Envestnet | Yodlee contributing an additional $209. The increase in Envestnet and Envestnet | Tamarac professional service revenue was a result of an increase in implementation revenue from onboarding new clients. The increase in Envestnet | Yodlee is primarily due to increased professional services revenue from data solutions.

Cost of revenues

Cost of revenues increased 23% from $40,158 in the three months ended March 31, 2016 to $49,226 in the three months ended March 31, 2017, primarily due to a corresponding increase in revenues from AUM or AUA, the mix of such revenues from AUM or AUA, and an increase in cost of revenues associated with subscription and licensing revenues. As a percentage of total revenues, cost of revenues increased from 30% in the three months ended March 31, 2016 to 31% in the three months ended March 31, 2017.

Compensation and benefits

Compensation and benefits increased 5% from $62,616 in the three months ended March 31, 2016 to $65,532 in the three months ended March 31, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $7,180, primarily a result of an increase in headcount to support organic growth, as well as increases in headcount related to the FinaConnect and Wheelhouse acquisitions. The increase in salaries, benefits and related payroll taxes was offset by a decrease in stock-based compensation expense of $4,157. As a percentage of total revenues, compensation and benefits decreased from 48% in the three months ended March 31, 2016 to 42% in the three months ended March 31, 2017. The decrease in the compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to a lower compensation and benefit increase.

General and administration

General and administration expenses increased 19% from $25,727 in the three months ended March 31, 2016 to $30,547 in the three months ended March 31, 2017, primarily due to increases in audit related services of $2,252, marketing of $1,259, professional and legal fees of $580, and occupancy costs of $1,029. As a percentage of total revenues, general and administration expenses decreased from 20% in the three months ended March 31, 2016 to 19% in the three months ended March 31, 2017.

Depreciation and amortization

Depreciation and amortization expense decreased 2% from $16,080 in the three months ended March 31, 2016 to $15,835 in the three months ended March 31, 2017, primarily due to a decrease in intangible asset amortization of $1,341 offset by an increase in depreciation of $1,096. As a percentage of total revenues, depreciation and amortization expense decreased from 12% in the three months ended March 31, 2016 to 10% in the three months ended March 31, 2017.

Other expense, net

Other expense, net includes an increase in interest expense of $844 primarily as a result of an increase in debt issuance cost amortization.

Income tax provision (benefit)

	Three Months Ended
	March 31,
	2017	2016
Loss before income tax provision (benefit)	$(8,837)	$(16,709)
Income tax provision (benefit)	4,298	(5,716)
Effective tax rate	(48.6)%	34.2%

For the three months ended March 31, 2017, our effective tax rate differs from the statutory rate primarily due to the book loss with no resulting benefit from net operating loss generation as a result of the valuation allowance on domestic deferreds, compared to the book loss in 2016 with the absence of a valuation allowance.

For the three months ended March 31, 2016, our effective tax rate differs from the statutory rate primarily due to various permanent items, accrual for reserves for uncertain tax positions and estimated research and development tax credit generation.

Segments

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in Note 19 to the notes to the condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

The following table presents income (loss) by segment:

	Three Months Ended
	March 31,
	2017	2016
Envestnet	$13,511	$9,574
Envestnet | Yodlee	(7,708)	(14,041)
Total segment income (loss) from operations	5,803	(4,467)
Nonsegment operating expenses	(9,157)	(8,293)
Other expense, net	(5,483)	(3,949)
Consolidated loss before income taxes (benefit)	(8,837)	(16,709)
Income tax provision (benefit)	4,298	(5,716)
Consolidated net loss	(13,135)	(10,993)
Add: Net loss attributable to non-controlling interest	—	—
Consolidated net loss attributable to Envestnet, Inc.	$(13,135)	$(10,993)

Envestnet

The following table presents income from operations for the Envestnet segment:

	Three Months Ended
	March 31,
	2017	2016	Percent Change
	(in thousands)
Revenues:
Assets under management or administration	$94,162	$82,871	14%
Subscription and licensing	25,237	18,576	36%
Professional services and other	1,919	1,743	10%
Total revenues	121,318	103,190	18%

Operating expenses:
Cost of revenues	46,071	38,353	20%
Compensation and benefits	39,478	35,116	12%
General and administration	15,837	14,082	12%
Depreciation and amortization	6,421	6,065	6%
Total operating expenses	107,807	93,616	15%
Income from operations	$13,511	$9,574	41%

Three months ended March 31, 2017 compared to three months March 31, 2016 for the Envestnet segment

Revenues

Total revenues increased 18% from $103,190 in the three months ended March 31, 2016 to $121,318 in the three months ended March 31, 2017. The increase was primarily due to an increase in revenues from AUM/A of $11,291 and an increase in revenues from subscription and licensing of $6,661. Revenues from AUM/A were 80% and 78% of total revenues in the three months ended March 31, 2016 and 2017, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 14% from $82,871 in the three months ended March 31, 2016 to $94,162 in the three months ended March 31, 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2017, relative to the corresponding period in 2016.

The number of financial advisors with AUM or AUA on our technology platforms increased from 35,718 as of March 31, 2016 to 36,985 as of March 31, 2017 and the number of AUM or AUA client accounts increased from approximately 1,400,000 as of March 31, 2016 to approximately 1,600,000 as of March 31, 2017.

Subscription and licensing

Subscription and licensing revenues increased 36% from $18,576 in the three months ended March 31, 2016 to $25,237 in the three months ended March 31, 2017, primarily due to an increase in Envestnet related revenue of $3,233 and an increase in Envestnet | Tamarac related revenue of $3,428. The increase in Envestnet and Envestnet | Tamarac revenue is a result of Envestnet and Envestnet | Tamarac continuing to add clients and selling additional services to existing clients.

Professional services and other

Professional services and other revenues increased 10% from $1,743 in the three months ended March 31, 2016 to $1,919 in the three months ended March 31, 2017, primarily due to an increase in Envestnet | Tamarac professional services related revenue of $308. The increase in Envestnet | Tamarac professional service revenue was a result of an increase in implementation revenue from onboarding new clients.

Cost of revenues

Cost of revenues increased 20% from $38,353 in the three months ended March 31, 2016 to $46,071 in the three months ended March 31, 2017, primarily due to the corresponding increase in revenues from AUM or AUA, and the mix of such revenues. As a percentage of total revenues, cost of revenues increased from 37% in the three months ended March 31, 2016 to 38% in the three months ended March 31, 2017.

Compensation and benefits

Compensation and benefits increased 12% from $35,116 in the three months ended March 31, 2016 to $39,478 in the three months ended March 31, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $3,286, primarily a result of an increase in headcount to support organic growth as well as increases in headcount related to the FinaConnect acquisition. An increase in non-cash compensation expense of $459 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits decreased from 34% in the three months ended March 31, 2016 to 33% in the three months ended March 31, 2017.

General and administration

General and administration expenses increased 12% from $14,082 in the three months ended March 31, 2016 to $15,837 in the three months ended March 31, 2017, primarily due to increases in sales tax expense of $749, marketing expenses of $682, occupancy costs of $634, and external data and research services expenses of $480, offset by a decrease in website and systems costs of $1,076. As a percentage of total revenues, general and administration expenses decreased from 14% in the three months ended March 31, 2016 to 13% in the three months ended March 31, 2017.

Depreciation and amortization

Depreciation and amortization expense increased 6% from $6,065 in the three months ended March 31, 2016 to $6,421 in the three months ended March 31, 2017, primarily due to an increase in depreciation of $869 offset by a decrease in amortization of $513. As a percentage of total revenues, depreciation and amortization expense decreased from 6% in the three months ended March 31, 2016 to 5% in the three months ended March 31, 2017.

Envestnet | Yodlee

The following table presents loss from operations for the Envestnet | Yodlee segment:

	Three Months Ended
	March 31,
	2017	2016	Percent Change
	(in thousands)
Revenues:
Subscription and licensing	$32,673	$25,045	30%
Professional services and other	3,795	3,586	6%
Total revenues	36,468	28,631	27%

Operating expenses:
Cost of revenues	3,155	1,806	75%
Compensation and benefits	23,250	23,641	(2)%
General and administration	8,357	7,210	16%
Depreciation and amortization	9,414	10,015	(6)%
Total operating expenses	44,176	42,672	4%
Loss from operations	$(7,708)	$(14,041)	(45)%

Three months ended March 31, 2017 compared to three months ended March 31, 2016 for the Envestnet | Yodlee segment

Revenues

Total revenues increased 27% from $28,631 in the three months ended March 31, 2016 to $36,468 in the three months ended March 31, 2017. The increase was primarily due to an increase in revenues from subscription and licensing of $7,628. Revenues from professional services and other were 13% and 10% of total revenues in the three months ended March 31, 2016 and 2017, respectively.

Subscription and licensing

Subscription and licensing revenues increased 30% from $25,045 in the three months ended March 31, 2016 to $32,673 in the three months ended March 31, 2017, primarily due to an increase in revenue from existing customers of $2,589, new customers of $2,107 and Wheelhouse related revenue of $748.

Professional services and other

Professional services and other revenues increased 6% from $3,586 in the three months ended March 31, 2016 to $3,795 in the three months ended March 31, 2017, primarily due to increased professional services revenue from data solutions.

Cost of revenues

Cost of revenues increased 75% from $1,806 in the three months ended March 31, 2016 to $3,155 in the three months ended March 31, 2017, primarily due to an increase in third party consulting and professional services of $864 and hosting and payment processing services of $483 to support our overall revenue growth. As a percentage of total revenues, cost of revenues increased from 6% in the three months ended March 31, 2016 to 9% in the three months ended March 31, 2017.

Compensation and benefits

Compensation and benefits decreased 2% from $23,641 in the three months ended March 31, 2016 to $23,250 in the three months ended March 31, 2017, primarily due to a decrease in non-cash compensation expense of $3,407 offset by an increase in salaries, incentive compensation, benefits and related payroll taxes of $3,135, as a result of increased headcount to support organic growth and an increase related to the Wheelhouse acquisition. As a percentage of total revenues, compensation and benefits decreased from 83% in the three months ended March 31, 2016 to 64% in the three months ended March 31, 2017.

General and administration

General and administration expenses increased 16% from $7,210 in the three months ended March 31, 2016 to $8,357 in the three months ended March 31, 2017, primarily due to increases in software purchase and maintenance of $525, legal expense of $478, employee travel expenses of $433, and occupancy cost of $397, offset by a decrease in communication and research costs of $930. As a percentage of total revenues, general and administration expenses were 23% and 25% for the three months ended March 31, 2017 and 2016, respectively. As a percentage of total revenues, general and administration expenses decreased from 25% in the three months ended March 31, 2016 to 23% in the three months ended March 31, 2017.

Depreciation and amortization

Depreciation and amortization expense decreased 6% from $10,015 in the three months ended March 31, 2016 to $9,414 in the three months ended March 31, 2017, primarily due to decrease in intangible asset amortization of $1,122 related to the Yodlee acquisition. The decrease was offset by an increase of $271 in intangible asset amortization as a result of the Wheelhouse acquisition and an increase in depreciation expense of $190 primarily related to purchases of computers and equipment. As a percentage of total revenues, depreciation and amortization expense decreased from 35% in the three months ended March 31, 2016 to 26% in the three months ended March 31, 2017.

Nonsegment

The following table presents nonsegment loss from operations:

	Three Months Ended
	March 31,
Operating expenses:	2017	2016	Percent Change
Cost of revenues	$—	$—	* %
Compensation and benefits	2,804	3,851	(27)%
General and administration	6,353	4,442	43%
Depreciation and amortization	—	—	* %
Total operating expenses	9,157	8,293	10%
Loss from operations	$(9,157)	$(8,293)	10%

*Not meaningful.

Compensation and benefits

Compensation and benefits decreased 27% from $3,851 in the three months ended March 31, 2016 to $2,804 in the three months ended March 31, 2017, primarily due to a decrease in non-cash compensation expense of $1,208, offset by increases in salaries, benefits and related payroll taxes of $487 and severance expense of $318.

General and administration

General and administration expenses increased 43% from $4,442 in the three months ended March 31, 2016 to $6,353 in the three months ended March 31, 2017, primarily due to increases in audit related services of $2,252, professional and legal fees of $474, marketing expense of $290, and employee travel expenses of $99, offset by a decrease in transaction costs of $676.

Non-GAAP Financial Measures

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

“Adjusted EBITDA” represents net loss before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration, income tax provision (benefit), depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration, litigation related expense, foreign currency and related hedging activity, non-income tax expense adjustment, loss allocation from equity method investment and loss attributable to non‑controlling interest.

“Adjusted net income” represents net loss before deferred revenue fair value adjustment, accretion on contingent consideration, non‑cash interest expense, non‑cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, fair‑market value adjustment on contingent consideration, litigation related expense, foreign currency and related hedging activity, non-income tax expense adjustment, loss allocation from equity method investment and loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provide comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision, non-income tax expense, restructuring charges and transaction costs, accretion on contingent consideration, fair market value adjustments on contingent consideration, severance, litigation related expense, pre-tax loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•

Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards we had net refunds of ($716) and ($1,513) for the three months ended March 31, 2017 and 2016, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Total revenues	$157,786	$131,821
Deferred revenue fair value adjustment	53	211
Adjusted revenues	$157,839	$132,032

The following table sets forth a reconciliation of net loss to adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net loss	$(13,135)	$(10,993)
Add (deduct):
Deferred revenue fair value adjustment	53	211
Interest income	(21)	(14)
Interest expense	4,936	4,092
Accretion on contingent consideration and purchase liability	156	62
Income tax provision (benefit)	4,298	(5,716)
Depreciation and amortization	15,835	16,080
Non-cash compensation expense	7,458	11,491
Restructuring charges and transaction costs	3,378	2,329
Severance	325	627
Fair market value adjustment on contingent consideration	—	50
Litigation related expense	981	499
Foreign currency and related hedging activity	290	(162)
Non-income tax expense adjustment	749	—
Loss allocation from equity method investment	285	43
Loss attributable to non-controlling interest	250	594
Adjusted EBITDA	$25,838	$19,193

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per share based on our historical results:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net loss	$(13,135)	$(10,993)
Income tax provision (benefit) (1)	4,298	(5,716)
Loss before income tax provision (benefit)	(8,837)	(16,709)
Add (deduct):
Deferred revenue fair value adjustment	53	211
Accretion on contingent consideration and purchase liability	156	62
Non-cash interest expense	3,522	2,013
Non-cash compensation expense	7,458	11,491
Restructuring charges and transaction costs	3,378	2,329
Severance	325	627
Amortization of acquired intangibles	10,585	11,926
Fair market value adjustment on contingent consideration	—	50
Litigation related expense	981	499
Foreign currency and related hedging activity	290	(162)
Non-income tax expense adjustment	749	—
Loss allocation from equity method investment	285	43
Loss attributable to non-controlling interest	250	594
Adjusted net income before income tax effect	19,195	12,974
Income tax effect (2)	(7,678)	(5,190)
Adjusted net income	$11,517	$7,784

Basic number of weighted-average shares outstanding	43,362,037	42,506,557
Effect of dilutive shares:
Options to purchase common stock	1,744,020	1,209,397
Unvested restricted stock units	582,641	76,357
Diluted number of weighted-average shares outstanding	45,688,698	43,792,311
Adjusted net income per share - diluted	$0.25	$0.18

(1)	For the three months ended March 31, 2017 and 2016, the effective tax (benefit) rate computed in accordance with US GAAP equaled 48.6% and (34.2%), respectively.
(2)	For both periods shown, an estimated normalized effective tax rate of 40% has been used to compute adjusted net income.

Note on Income Taxes: As of March 31, 2017 the Company had NOL carryforwards of $261,475 and $164,397 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes the Company pays for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with U.S. GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$121,318	$36,468	$—	$157,786
Deferred revenue fair value adjustment	29	24	—	53
Adjusted revenues	$121,347	$36,492	$—	$157,839

Income (loss) from operations	$13,511	$(7,708)	$(9,157)	$(3,354)
Add (deduct):
Deferred revenue fair value adjustment	29	24	—	53
Accretion on contingent consideration and purchase liability	156	—	—	156
Depreciation and amortization	6,421	9,414	—	15,835
Non-cash compensation expense	3,674	2,741	1,043	7,458
Restructuring charges and transaction costs	95	—	3,283	3,378
Non-income tax expense adjustment	749	—	—	749
Severance	116	209	—	325
Fair market value adjustment on contingent consideration	—	—	—	—
Litigation related expense	—	981	—	981
Other loss	—	—	7	7
Loss attributable to non-controlling interest	250	—	—	250
Adjusted EBITDA	$25,001	$5,661	$(4,824)	$25,838

	For the Three Months Ended March 31, 2016
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$103,190	$28,631	$—	$131,821
Deferred revenue fair value adjustment	(11)	222	—	211
Adjusted revenues	$103,179	$28,853	$—	$132,032

Income (loss) from operations	$9,574	$(14,041)	$(8,293)	$(12,760)
Add (deduct):
Deferred revenue fair value adjustment	(11)	222	—	211
Accretion on contingent consideration and purchase liability	62	—	—	62
Depreciation and amortization	6,065	10,015	—	16,080
Non-cash compensation expense	3,215	6,025	2,251	11,491
Restructuring charges and transaction costs	87	4	2,238	2,329
Severance	—	309	318	627
Fair market value adjustment on contingent consideration	—	—	50	50
Litigation related expense	—	499	—	499
Other loss	—	—	10	10
Loss attributable to non-controlling interest	594	—	—	594
Adjusted EBITDA	$19,586	$3,033	$(3,426)	$19,193

Liquidity and Capital Resources

As of March 31, 2017, we had total cash and cash equivalents of $39,479 compared to $52,592 as of December 31, 2016. We plan to use existing cash as of March 31, 2017 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures, repay debt and for possible acquisitions or other strategic activity.  If the cash generated in the ongoing operations of our business is insufficient to fund these requirements we may be required to borrow under our bank credit agreement to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$9,001	$13,516
Net cash used in investing activities	(6,098)	(22,824)
Net cash used in financing activities	(16,340)	(5,860)
Net decrease in cash and cash equivalents	(13,113)	(15,168)
Cash and cash equivalents, end of period	39,479	36,550

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 decreased by $4,515 compared to the same period in 2016, primarily due to a decrease in non-cash adjustments of $3,067 and net income of $2,142, offset by changes in operating assets and liabilities, net of acquisition of $1,018.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 decreased by $16,726 compared to the same period in 2016. The decrease is primarily a result of a decrease in cash disbursements for acquisitions of $18,125, offset by increases in purchase of property and equipment purchases of $2,196 and capitalization of internally developed software of $703.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 increased $10,480 compared to the same period in 2016. The change was primarily the result of increases in payments on Term Notes of $31,862 and payments of contingent consideration of $2,286, offset by an increase in proceeds from borrowings on revolving credit facility of $10,000 and a decrease in payments on our revolving credit facility of $13,000.

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

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2017.  Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Leases

The Company rents office space under leases that expire at various dates through 2030.  Future minimum lease commitments under these operating leases, as of March 31, 2017, were as follows:

Years ending December 31:
Remainder of 2017	$9,814
2018	13,677
2019	14,151
2020	14,003
2021	13,193
Thereafter	52,568
Total	$117,406

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three months ended March 31, 2017, 60% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net loss to increase.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three months ended March 31, 2017, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $855 to pre‑tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $1,046 to pre‑tax earnings.

A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the three months ended March 31, 2017, we estimate that a hypothetical 10% increase or decrease in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of $690 to pre‑tax earnings.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has Term Notes and a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended and Restated Credit Agreement. As of March 31, 2017, there was $108,138 of Term Notes and $25,000 revolving credit amounts outstanding under the Amended and Restated Credit Agreement.  The Company incurred interest expense of $2,610 for the three months ended March 31, 2017 related to the Amended and Restated Credit Agreement. A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense on an annual basis by approximately $355.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our  management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management concluded there were material weaknesses as identified below in internal control over financial reporting as of March 31, 2017.  The control deficiencies identified below were previously identified by management as of December 31, 2016.

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

These control deficiencies create a reasonable possibility that a material misstatement to the condensed consolidated  financial statements will not be prevented or detected on a timely basis.  Due to the material weaknesses described above, our management, including our chief executive officer  and chief financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

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

If the remedial measures described above are insufficient to address the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual consolidated financial statements may occur in the future. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in “Risk Factors” in Part I, Item 1A of our 2016 Form 10-K that was filed with the Securities and Exchange Commission on March 24, 2017.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there were no changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2017, Plaid requested an Ex Parte re-examination on one of Yodlee’s patents with the U.S. Patent Office (the “USPTO”). On January 26, 2017, the USPTO determined that a substantial new question of patentability and granted the request for re-examination. On February 8, 2017, Plaid filed notice with the Patent Office stating that the related litigation has been resolved and that Plaid does not intend to participate further in the reexamination proceedings. The USPTO may continue the reexamination without Plaid’s participation. On March 27, 2017, the Company filed a Patent Owner’s Statement with the USPTO addressing the grounds in the Re-examination. In response to that statement, the Patent Office may either dismiss the re-examination or issue a first office action rejecting one or more of the claims of the patent. At that point, Yodlee will be permitted another response. As of April 20, 2017, the USPTO had not responded to that statement.

Item 1A.  Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our 2016 Form 10-K, when making investment decisions regarding our securities. The risk factors that were disclosed in our 2016 Form 10-K have not materially changed since the date our 2016 Form 10-K was filed.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
January 1, 2017 through January 31, 2017	8,690	$36.80	—	1,956,390
February 1, 2017 through February 28, 2017	135,478	38.27	—	1,956,390
March 1, 2017 through March 31, 2017	32,859	34.54	—	1,956,390

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of March 31, 2017, 1,956,390 of shares could still be purchased under this program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2017.

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

*Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2017 and 2016; (iv) the Condensed Consolidated Statement of Equity for the three months ended March 31, 2017; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; (vi) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.