Form 10-Q
period 2017-06-30
ENVESTNET, INC.
filed 2017-08-09
CIK 1337619

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, 44,020,006 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$27,730	$52,592
Fees and other receivables, net	49,566	44,268
Prepaid expenses and other current assets	18,938	16,224
Total current assets	96,234	113,084

Property and equipment, net	34,787	33,000
Internally developed software, net	18,111	14,860
Intangible assets, net	243,902	265,558
Goodwill	432,850	431,936
Other non-current assets	13,782	13,963
Total assets	$839,666	$872,401

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$86,230	$87,763
Accounts payable	11,542	11,480
Current portion of debt	38,696	37,926
Contingent consideration	1,995	2,286
Deferred revenue	19,055	16,499
Total current liabilities	157,518	155,954

Convertible Notes	155,729	152,575
Term Notes	65,350	100,409
Contingent consideration	617	2,582
Deferred revenue	14,865	15,643
Deferred rent and lease incentive	14,398	12,060
Deferred tax liabilities, net	12,094	5,555
Other non-current liabilities	15,027	13,436
Total liabilities	435,598	458,214

Commitments and contingencies

Redeemable units in ERS	900	900
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 56,661,704 and 55,642,686 shares issued as of June 30, 2017 and December 31, 2016, respectively; 43,998,099 and 43,240,567 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	283	278
Additional paid-in capital	534,997	516,675
Accumulated deficit	(90,179)	(70,574)
Treasury stock at cost, 12,663,605 and 12,402,119 shares as of June 30, 2017 and December 31, 2016, respectively	(42,718)	(33,068)
Accumulated other comprehensive income (loss)	387	(422)
Total stockholders’ equity	402,770	412,889
Non-controlling interest	398	398
Total equity	403,168	413,287
Total liabilities and equity	$839,666	$872,401

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Assets under management or administration	$98,959	$86,056	$193,121	$168,927
Subscription and licensing	59,802	47,037	117,712	90,657
Professional services and other	8,656	8,615	14,370	13,945
Total revenues	167,417	141,708	325,203	273,529

Operating expenses:
Cost of revenues	55,735	44,902	104,961	85,060
Compensation and benefits	64,996	57,664	130,528	120,280
General and administration	28,478	28,372	59,025	54,099
Depreciation and amortization	15,465	17,100	31,300	33,180
Total operating expenses	164,674	148,038	325,814	292,619

Income (loss) from operations	2,743	(6,330)	(611)	(19,090)
Other expense, net	(4,369)	(4,831)	(9,852)	(8,780)
Loss before income tax provision (benefit)	(1,626)	(11,161)	(10,463)	(27,870)

Income tax provision (benefit)	4,844	(3,218)	9,142	(8,934)

Net loss	(6,470)	(7,943)	(19,605)	(18,936)
Add: Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to Envestnet, Inc.	$(6,470)	$(7,943)	$(19,605)	$(18,936)

Net loss per share attributable to Envestnet, Inc.:
Basic	$(0.15)	$(0.19)	$(0.45)	$(0.44)

Diluted	$(0.15)	$(0.19)	$(0.45)	$(0.44)

Weighted average common shares outstanding:
Basic	43,855,479	42,752,465	43,513,074	42,632,964

Diluted	43,855,479	42,752,465	43,513,074	42,632,964

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss attributable to Envestnet, Inc.	$(6,470)	$(7,943)	$(19,605)	$(18,936)
Other comprehensive income, net of taxes
Foreign currency translation gain (loss)	76	(299)	809	(314)
Gains on foreign currency contracts designated as cash flow hedges reclassified to earnings	—	175	—	352
Total other comprehensive income (loss), net of taxes	76	(124)	809	38
Comprehensive loss, net of taxes	$(6,394)	$(8,067)	$(18,796)	$(18,898)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2016	55,642,686	$278	(12,402,119)	$(33,068)	$516,675	$(422)	$(70,574)	$398	$413,287

Exercise of stock options	293,283	1	—	—	2,616	—	—	—	2,617
Issuance of common stock - vesting of restricted stock units	725,735	4	—	—	—	—	—	—	4
Stock-based compensation expense	—	—	—	—	15,706	—	—	—	15,706
Purchase of treasury stock for stock-based tax withholdings	—	—	(261,486)	(9,650)	—	—	—	—	(9,650)
Foreign currency translation gain	—	—	—	—	—	809	—	—	809
Net loss	—	—	—	—	—	—	(19,605)	—	(19,605)
Balance, June 30, 2017	56,661,704	$283	(12,663,605)	$(42,718)	$534,997	$387	$(90,179)	$398	$403,168

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(19,605)	$(18,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,300	33,180
Deferred rent and lease incentive	583	(325)
Provision for doubtful accounts	341	106
Deferred income taxes	6,524	3,504
Stock-based compensation expense	15,403	18,318
Non-cash interest expense	4,853	4,031
Accretion on contingent consideration and purchase liability	304	120
Fair market value adjustment on contingent consideration	—	489
Loss on disposal of fixed assets	69	220
Loss allocation from equity method investment	702	—
Changes in operating assets and liabilities, net of acquisitions:
Fees and other receivables	(5,639)	4,242
Prepaid expenses and other current assets	(2,681)	(17,116)
Other non-current assets	(514)	(2,320)
Accrued expenses and other liabilities	(752)	(4,967)
Accounts payable	(184)	2,597
Deferred revenue	1,818	1,447
Other non-current liabilities	3,022	1,535
Net cash provided by operating activities	35,544	26,125

INVESTING ACTIVITIES:
Purchase of property and equipment	(9,181)	(4,632)
Capitalization of internally developed software	(5,651)	(3,245)
Purchase of ERS units	—	(1,500)
Acquisition of businesses, net of cash acquired	—	(18,394)
Net cash used in investing activities	(14,832)	(27,771)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	25,000	15,000
Payments on revolving credit facility	(25,000)	(15,000)
Payments of contingent consideration	(2,286)	—
Payments of definite consideration	(445)	—
Payments of purchase consideration liabilities	(235)	—
Payment of term notes	(35,862)	(4,000)
Proceeds from exercise of stock options	2,617	2,279
Purchase of treasury stock for stock-based tax withholdings	(9,650)	(9,834)
Issuance of restricted stock units	4	5
Net cash used in financing activities	(45,857)	(11,550)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	283	—

DECREASE IN CASH AND CASH EQUIVALENTS	(24,862)	(13,196)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,592	51,718

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,730	$38,522

Supplemental disclosure of cash flow information - net cash refunded (paid) during the period for income taxes	$275	$(915)
Supplemental disclosure of cash flow information - cash paid during the period for interest	3,960	4,192
Supplemental disclosure of non-cash operating, investing and financing activities:
Leasehold improvements funded by lease incentive	281	—
Purchase liabilities included in accrued expenses and other liabilities	818	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	260	—
Contingent consideration issued in a business acquisition	—	1,929

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

•

Envestnet | PMC® or Portfolio Management Consultants (“PMC”) provides research due diligence and consulting services to assist advisors in creating investment solutions for their clients. These solutions include more than 4,000 vetted managed account products, multi-manager portfolios, fund strategist portfolios, as well as proprietary products, such as Quantitative Portfolios.  PMC also offers an Overlay Service, which includes patented portfolio overlay and tax optimization services.

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

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2016 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2017 and the results of operations, equity, comprehensive (income) loss and cash flows for the periods presented herein. The unaudited condensed consolidated balance sheet as of June 30, 2017 was derived from the Company’s audited financial statements for the year ended December 31, 2016 but does not include all disclosures, including notes required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet | Yodlee segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a foreign currency functional currency are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within shareholders’ equity. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of restricted stock and stock options issued, fair value of contingent consideration, realization of deferred tax assets, uncertain tax positions, sales tax liabilities, fair value of the liability portion of the convertible debt and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

Share repurchase program – On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other transactions or otherwise, all in compliance with applicable laws and other restrictions. As of June 30, 2017, 1,956,390 shares could still be purchased under this program. For the six month period ended June 30, 2017, the Company purchased no shares under this program.

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

The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company plans to adopt the standard using the modified retrospective approach with the cumulative effect recognized as of the date of adoption.

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

In March 2016, The FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statements of cash flows.   Upon adoption, we determined that we did not have previously unrecognized excess tax benefits to be recognized on a modified retrospective transition method as an adjustment to retained earnings.  The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. We did not elect an accounting policy change to withhold at the maximum individual statutory tax rate.  The cash paid to satisfy the statutory income tax withholding obligation will continue to be classified as a financing activity in the statements of cash flows.  Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. We did not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.  This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. These changes became effective for the Company’s fiscal year beginning January 1, 2017 and have been reflected in these condensed consolidated financial statements. As a result of the retrospective adoption of ASU 2016-09, for the six months ended June 30, 2016, net cash provided by operating activities decreased by $183 with a corresponding offset to net cash used for financing activities.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350),” which removes step two from the goodwill impairment test. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units’ fair value. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company has adopted this standard as of April 1, 2017, however it did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805), which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard will be effective for public companies for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted effective for transactions not yet reported in financial statements issued or made available for issuance. The Company is currently evaluating the potential impact of this guidance on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  This update clarifies which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. Specifically, an entity would not apply modification account if the fair value, vesting conditions, and classification as an equity or liability instrument are the same before and after the modification. The ASU is effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied prospectively to awards modified on or after the adoption date. The Company is currently evaluating the potential impact of our adoption of this guidance on our consolidated financial statements.

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

The preliminary estimated consideration transferred in the acquisition was as follows:

		Measurement
	Preliminary	Period	Estimate as of
	Estimate	Adjustments	June 30, 2017
Cash consideration	$13,299	$—	$13,299
Contingent consideration liability	2,582	(218)	2,364
Purchase consideration liability	887	—	887
Working capital adjustment	110	—	110
Cash acquired	(80)	—	(80)
Total	$16,798	$(218)	$16,580

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

		Measurement
	Preliminary	Period	Estimate as of
	Estimate	Adjustments	June 30, 2017
Total tangible assets acquired	$399	$(14)	$385
Total liabilities assumed	(1,459)	39	(1,420)
Identifiable intangible assets	7,300	(700)	6,600
Goodwill	10,558	457	11,015
Total net assets acquired	$16,798	$(218)	$16,580

A summary of preliminary estimated identifiable intangible assets acquired, estimated useful lives and amortization method is as follows:

		Measurement
	Preliminary	Period	Estimate as of	Estimated	Amortization
	Estimate	Adjustments	June 30, 2017	Useful Life in Years	Method
Customer list	$4,100	$(100)	$4,000	15	Accelerated
Proprietary technology	3,000	(500)	2,500	6	Straight-line
Trade names and domains	200	(100)	100	2	Straight-line
Total	$7,300	$(700)	$6,600

The results of Wheelhouse’s operations are included in the condensed consolidated statements of operations beginning October 3, 2016, and are not considered material to the Company’s results of operations. As such, no pro forma information is presented for the three and six months ended June 30, 2016.

4.      Cost of Revenues

The following table summarizes cost of revenues by revenue category for the periods presented herein:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Assets under management or administration	$47,015	$38,500	$91,500	$75,409
Subscription and licensing	5,142	3,720	9,756	6,824
Professional services and other	3,578	2,682	3,705	2,827
Total	$55,735	$44,902	$104,961	$85,060

5.     Property and Equipment, Net

Property and equipment, net consists of the following:

		June 30,	December 31,
	Estimated Useful Life	2017	2016
Cost:
Computer equipment and software	3 years	$58,442	$52,921
Leasehold improvements	Shorter of the lease term or useful life of the asset	20,524	17,286
Office furniture and fixtures	3-7 years	7,710	6,911
Other office equipment	3-5 years	1,764	1,367
		88,440	78,485
Less: accumulated depreciation and amortization		(53,653)	(45,485)
Property and equipment, net		$34,787	$33,000

Depreciation and amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Depreciation and amortization expense	$3,853	$4,048	$7,944	$7,407

6. Internally Developed Software, Net

Internally developed software, net consists of the following:

		June 30,	December 31,
	Estimated Useful Life	2017	2016
Internally developed software	5 years	$39,369	$33,718
Less: accumulated amortization		(21,258)	(18,858)
Internally developed software, net		$18,111	$14,860

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization expense	$1,241	$857	$2,400	$1,652

7.Intangible Assets, Net

Intangible assets, net consist of the following:

					June 30, 2017			December 31, 2016
					Gross		Net	Gross		Net
	Estimated				Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	4	-	15	years	$259,350	$(66,820)	$192,530	$259,490	$(54,861)	$204,629
Proprietary technologies	2	-	8	years	57,328	(25,419)	31,909	57,770	(20,214)	37,556
Trade names	2	-	7	years	24,889	(7,905)	16,984	25,007	(6,178)	18,829
Backlog			4	years	11,000	(8,521)	2,479	11,000	(6,456)	4,544
Total intangible assets					$352,567	$(108,665)	$243,902	$353,267	$(87,709)	$265,558

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization expense	$10,371	$12,195	$20,956	$24,121

Future amortization expense of the intangible assets as of June 30, 2017, is expected to be as follows:

Years ending December 31:
Remainder of 2017	$20,645
2018	35,691
2019	32,092
2020	28,368
2021	20,678
Thereafter	106,428
$243,902

8.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2017	2016
Non-income tax receivable	$4,633	$3,879
FinaConnect escrow	2,000	429
Income tax receivable	1,324	1,864
Prepaid technology	1,103	1,318
Prepaid insurance	1,063	552
Other	8,815	8,182
	$18,938	$16,224

9.Other Non-Current Assets

Other non-current assets consist of the following:

	June 30,	December 31,
	2017	2016
Investments in private companies	$2,048	$2,750
Deposits:
Lease	4,635	4,262
Other	512	2,083
Assets to fund deferred compensation liability	4,776	2,738
Other	1,811	2,130
	$13,782	$13,963

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, based on the three-tier fair value hierarchy.

	June 30, 2017
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$12,160	$12,160	$—	$—
Assets to fund deferred compensation liability(2)	4,776	—	—	4,776
Total assets	$16,936	$12,160	$—	$4,776
Liabilities
Contingent consideration	$2,612	$—	$—	$2,612
Deferred compensation liability(3)	4,211	4,211	—	—
Total liabilities	$6,823	$4,211	$—	$2,612

	December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$31,644	$31,644	$—	$—
Assets to fund deferred compensation liability(2)	2,738	—	—	2,738
Total assets	$34,382	$31,644	$—	$2,738
Liabilities
Contingent consideration	$4,868	$—	$—	$4,868
Deferred compensation liability(3)	2,885	2,885	—	—
Total liabilities	$7,753	$2,885	$—	$4,868

(1)	The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds.
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

The Company utilized a discounted cash flow method with expected future performance of FinaConnect and Wheelhouse, and their ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair values of their respective contingent consideration. The Company will continue to reassess the fair value of the contingent consideration made subsequent to the measurement period for each acquisition at each reporting date until settlement. Changes to the estimated fair values of the contingent consideration will be recognized in earnings of the Company and included in general and administration on the condensed consolidated statements of operations.

The table below presents a reconciliation of contingent consideration liabilities of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2016 to June 30, 2017:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2016	$4,868
Settlement of contingent consideration liability	(2,286)
Contingent consideration adjustment	(218)
Accretion on contingent consideration	248
Balance at June 30, 2017	$2,612

The table below presents a reconciliation of the assets to fund deferred compensation liability of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2016 to June 30, 2017:

Fair Value of
Assets to Fund
Deferred
Compensation
Liability
Balance at December 31, 2016	$2,738
Contributions	2,038
Balance at June 30, 2017	$4,776

The asset value was increased due to funding of the plan, which resulted in an asset value as of June 30, 2017 of $4,776, which was included in other non-current assets on the condensed consolidated balance sheets.

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the six months ended June 30, 2017.

On December 15, 2014, the Company issued $172,500 of Convertible Notes. As of June 30, 2017 and December 31, 2016, the carrying value of the 2019 Convertible Notes equaled $155,729 and $152,575, respectively, and represents the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of June 30, 2017 and December 31, 2016, the fair value of the Convertible Notes was $167,325 and $164,824, respectively. The Company considers the Convertible Notes to be Level II liabilities and uses a market approach to calculate the fair value of the Convertible Notes. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on June 30, 2017 (see Note 14).

As of June 30, 2017 and December 31, 2016, there was $106,138 and $142,000, respectively, of Term Notes outstanding. As of June 30, 2017 and December 31, 2016, there were no amounts outstanding on the revolving credit facility under the Amended and Restated Credit Agreement. The outstanding value of our Term Notes approximated fair value as the Term Notes bear interest at variable rates and we believe our credit risk quality is consistent with when the debt originated. As of June 30, 2017 and December 31, 2016, the carrying value of the Term Notes equaled $104,046 and $138,335, respectively, and represents the aggregate principal amount outstanding less the unamortized debt issuance costs. The Company considers the Term Notes and revolving credit facility to be a Level II liability as of June 30, 2017.

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2017 based upon the short-term nature of the assets and liabilities.

11.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2017	2016
Accrued investment manager fees	$34,510	$31,278
Accrued compensation and related taxes	27,874	35,287
Sales and use tax payable	12,115	10,108
Accrued professional services	3,157	3,213
Definite consideration	1,250	445
Other accrued expenses	7,324	7,432
	$86,230	$87,763

12.    Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30,	December 31,
	2017	2016
Uncertain tax positions	$10,069	$7,762
Accrued deferred compensation	4,211	2,885
Accrued purchase liability	—	1,250
Other	747	1,539
	$15,027	$13,436

13.    Income Taxes

The following table includes the Company’s loss before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Loss before income tax provision (benefit)	$(1,626)	$(11,161)	$(10,463)	$(27,870)
Income tax provision (benefit)	4,844	(3,218)	9,142	(8,934)
Effective tax rate	(297.9)%	28.8%	(87.4)%	32.1%

The Company’s effective tax rate in the three and six months ended June 30, 2017 differed from the effective tax rate in the three and six months ended June 30, 2016, primarily due to the valuation allowance the company has put on all U.S. deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the U.S.

Gross unrecognized tax benefits were $17,414 and $16,476 at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $17,414.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded interest and penalties of $373 and $890 for the three and six months period ended June 30, 2017, respectively. The Company recorded interest and penalties of $156 and $388 for the three and six months period ended June 30, 2016, respectively.

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

The Company’s Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2006 and forward. Based on the outcome of examinations of our subsidiaries or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months however, at this time we have not been notified by the India Tax Authority of any audit scheduled for finalization within the next twelve months.

14.    Debt

The Company’s outstanding debt obligations as of June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(14,468)	(17,149)
Unamortized issuance costs on Convertible Notes	(2,303)	(2,776)
Convertible Notes carrying value	$155,729	$152,575

Term Notes	$106,138	$142,000
Unamortized issuance costs on Term Notes	(2,092)	(3,665)
Term Notes carrying value	$104,046	$138,335

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Coupon interest	$754	$755	$1,509	$1,510
Amortization of issuance costs	616	719	2,046	1,438
Accretion of debt discount	1,344	1,292	2,681	2,578
Interest on credit agreement	1,110	1,263	2,455	2,531
Undrawn and other fees	53	102	122	166
	$3,877	$4,131	$8,813	$8,223

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

Envestnet will pay interest on borrowings made under the Amended and Restated Credit Agreement at rates between 1.50 percent and 3.25 percent above LIBOR based on the Company’s total leverage ratio. Borrowings under the Amended and Restated Credit Agreement are scheduled to mature on November 19, 2018. The Term Notes are payable in quarterly installments of $2,000 per installment and commenced in March 2016, with the final payment of all remaining term loan principal due and payable on the scheduled maturity date. Within 90 days of each year-end, beginning December 31, 2016, an excess cash flow prepayment, as defined in the Amended and Restated Credit Agreement, may also be required if the Company’s total leverage ratio is greater than 2.0 to 1.0 as of the end of the mostly recently completed two consecutive fiscal quarters of the Company. During the first quarter of 2017, the Company made an excess cash flow payment of $31,862. As of June 30, 2017, the Company estimated the 2018 prepayment to be approximately $32,206.

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

As of June 30, 2017, there was $106,138 of Term Notes and no amounts outstanding on the revolving credit facility under the Amended and Restated Credit Agreement. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement as of June 30, 2017.

On July 18, 2017, the Company and certain of its subsidiaries amended and restated the Amended and Restated Credit Agreement. See Note 21 for further discussion.

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

The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which is being accreted and recorded as additional interest expense over the life of the Convertible Notes. During the three and six month periods ended June 30, 2017, the Company recognized $1,344 and $2,681, respectively, in accretion related to the discount. During the three and six month periods ended June 30, 2016, the Company recognized $1,292 and $2,578 respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the three and six month periods ended June 30, 2017 was 5.3%. The effective interest rate on the liability component of the Convertible Notes for the three and six month periods ended June 30, 2016 was 6.1%.

See Note 16 for further discussion of the effect of conversion on net loss per common share.

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

In connection with the Yodlee merger, the Company adopted the 2015 Acquisition Equity Award Plan (the “2015 Plan”). The 2015 Plan provides for the grant of restricted common stock units for certain Envestnet | Yodlee employees. The maximum number of shares of stock which may be issued with respect to awards under the 2015 Plan is 1,052,000. These awards vest over a period of 43 months subsequent to the acquisition date of November 19, 2015. As of June 30, 2017, the remaining amount of unrecognized expense totaled $6,634.

As of June 30, 2017, the maximum number of common shares of the Company available for future issuance under the Company’s plans is 416,967. See Note 21.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation expense	$7,945	$6,703	$15,403	$18,318
Tax effect on stock-based compensation expense	(2,983)	(2,681)	(5,784)	(7,327)
Net effect on income	$4,962	$4,022	$9,619	$10,991

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 37.5% and 40.0% for the three months ended June 30, 2017 and 2016, respectively.  However, due to the valuation allowance recorded on domestic deferreds, there was no tax effect related to stock-based compensation expense for the three and six months ended June 30, 2017.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Grant date fair value of options	$—	$13.26	$14.51	$9.49
Volatility	—%	42.4%	43.8%	42.2%
Risk-free interest rate	—%	1.4%	2.1%	1.4%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	—	6.2	6.3	6.3

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2016	3,033,194	$16.33	4.3	$63,264
Granted	75,238	31.70
Exercised	(208,334)	9.12
Forfeited	(9,062)	45.81
Outstanding as of March 31, 2017	2,891,036	17.15	4.5	50,792
Granted	—	—
Exercised	(84,949)	8.46
Forfeited	(1,667)	32.46
Outstanding as of June 30, 2017	2,804,420	17.41	4.3	66,206
Options exercisable	2,549,439	15.85	3.8	63,824

Exercise prices of stock options outstanding as of June 30, 2017 range from $0.11 to $55.29. At June 30, 2017, there was $2,956 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.9 years.

Restricted Stock Units and Restricted Stock Awards

Periodically, the Company grants restricted stock unit awards to employees that vest one-third on each of the first three anniversaries of the grant date. Beginning with grants issued in February 2016, restricted stock units awards vest one-third on the first anniversary of the grant date and quarterly thereafter. The following is a summary of the activity for unvested restricted stock units and awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2016	1,894,759	$30.40
Granted	872,941	31.89
Vested	(526,572)	31.68
Forfeited	(20,084)	27.52
Outstanding as of March 31, 2017	2,221,044	31.98
Granted	47,700	35.05
Vested	(199,163)	30.59
Forfeited	(45,683)	30.11
Outstanding as of June 30, 2017	2,023,898	32.17

At June 30, 2017, there was $56,907 of unrecognized stock-based compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.2 years.

16.Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted loss per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock awards, restricted stock units and Convertible Notes using the treasury stock method, if dilutive. No items were included in the computation of diluted loss per share in the three and six months ended June 30, 2016 and 2017 because the Company incurred a net loss attributable to Envestnet, Inc. in each of these periods and therefore these items were considered anti-dilutive.

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

The following table provides the numerators and denominators used in computing basic and diluted net loss per share attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss attributable to Envestnet, Inc.	$(6,470)	$(7,943)	$(19,605)	$(18,936)

Basic number of weighted-average shares outstanding	43,855,479	42,752,465	43,513,074	42,632,964

Diluted number of weighted-average shares outstanding	43,855,479	42,752,465	43,513,074	42,632,964

Net loss per share attributable to Envestnet, Inc.
Basic	$(0.15)	$(0.19)	$(0.45)	$(0.44)

Diluted	$(0.15)	$(0.19)	$(0.45)	$(0.44)

Securities that were anti-dilutive for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options to purchase common stock	2,804,420	3,383,899	2,804,420	3,383,899
Unvested restricted stock awards and units	2,023,898	1,791,769	2,023,898	1,791,769
Convertible Notes	2,743,321	2,743,321	2,743,321	2,743,321
Total	7,571,639	7,918,989	7,571,639	7,918,989

17.Major Customers

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fidelity	16%	15%	16%	15%

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

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2017. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of June 30, 2017, the Company estimated a sales and use tax liability of $12,115. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheet. The Company also estimated a sales and use tax receivable of $4,633 related to estimated recoverability of amounts due from customers. This amount is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. As a result, net sales and use taxes of $7,482 were probable of being assessed related to multiple jurisdictions with respect to revenues in the six month period ended June 30, 2017 and prior years. Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

Leases

The Company rents office space under leases that expire at various dates through 2030.  Future minimum lease commitments under these operating leases, as of June 30, 2017, were as follows:

Years ending December 31:
Remainder of 2017	$7,003
2018	13,982
2019	14,851
2020	14,721
2021	13,933
Thereafter	55,198
Total	$119,688

19.Segment Information

Business segments are generally organized around our business services. Our business segments are:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

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

The following table presents revenue by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Envestnet	$129,372	$110,716	$250,690	$213,906
Envestnet | Yodlee	38,045	30,992	74,513	59,623
Consolidated revenue	$167,417	$141,708	$325,203	$273,529

Fidelity revenue as a percentage of Envestnet segment revenue:	20%	19%	20%	19%

No single customer amounts for Envestnet | Yodlee exceeded 10% of the segment total.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net loss attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Envestnet	$15,811	$10,490	$29,322	$20,064
Envestnet | Yodlee	(5,635)	(11,271)	(13,343)	(25,312)
Total segment income (loss) from operations	10,176	(781)	15,979	(5,248)
Nonsegment operating expenses	(7,433)	(5,549)	(16,590)	(13,842)
Other expense, net	(4,369)	(4,831)	(9,852)	(8,780)
Consolidated loss before income taxes (benefit)	(1,626)	(11,161)	(10,463)	(27,870)
Income tax provision (benefit)	4,844	(3,218)	9,142	(8,934)
Consolidated net loss	(6,470)	(7,943)	(19,605)	(18,936)
Add: Net loss attributable to non-controlling interest	—	—	—	—
Consolidated net loss attributable to Envestnet, Inc.	$(6,470)	$(7,943)	$(19,605)	$(18,936)

Segment assets consist of cash, accounts receivable, prepaid expenses and other current assets, property, plant and equipment, internally developed software, goodwill, and other intangibles, net, and other non-current assets.  Segment capital expenditures consist of property and equipment and internally developed software expenditures.

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	June 30,	December 31,
	2017	2016
Segment assets:
Envestnet	$320,709	$341,602
Envestnet | Yodlee	518,957	530,799
Consolidated total assets	$839,666	$872,401

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Segment depreciation and amortization:
Envestnet	$6,361	$6,360	$12,782	$12,424
Envestnet | Yodlee	9,104	10,740	18,518	20,756
Consolidated depreciation and amortization	$15,465	$17,100	$31,300	$33,180

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Segment capital expenditures:
Envestnet	$7,580	$3,134	$12,931	$5,163
Envestnet | Yodlee	1,154	1,544	1,901	2,714
Consolidated capital expenditures	$8,734	$4,678	$14,832	$7,877

20.    Geographical Information

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$151,621	$127,070	$293,583	$251,004
International (1)	15,796	14,638	31,620	22,525
Total	$167,417	$141,708	$325,203	$273,529
(1)	No foreign country accounted for more than 10% of total revenues.

The following table sets forth property, plant, and equipment by geographic area:

	June 30,	December 31,
	2017	2016
United States	$29,897	$28,713
India	4,370	3,596
Other	520	691
Total	$34,787	$33,000

21.    Subsequent Events

Credit Agreement

On July 18, 2017, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent (the “Administrative Agent”).  The Second Amended and Restated Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of November 19, 2015, as amended, among the Company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Prior Credit Facility”). Pursuant to the Second Amended and Restated Credit Agreement, the Banks have agreed to provide to the Company revolving credit commitments in the aggregate amount of up to $350,000 which amount may be increased by $50,000.  The Second Amended and Restated Credit Agreement also includes a $5,000 subfacility for the issuance of letters of credit.

Obligations under the Second Amended and Restated Credit Agreement are guaranteed by substantially all of the Company’s U.S. subsidiaries. In accordance with the terms of the Amended and Restated Security Agreement, dated July 18, 2017 (the “Security Agreement”), among the Company, the Debtors party thereto and the Administrative Agent, obligations under the Second Amended and Restated Credit Agreement are secured by substantially all of the Company’s domestic assets and the Company’s pledge of 66% of the voting equity and 100% of the non-voting equity of certain of its first-tier foreign subsidiaries. Proceeds under the Second Amended and Restated Credit Agreement may be used to finance capital expenditures, working capital, permitted acquisitions and for general corporate purposes.

The Company will pay interest on borrowings made under the Second Amended and Restated Credit Agreement at rates between 1.50 percent and 3.25 percent above LIBOR based on the Company’s total leverage ratio.  Borrowings under the Second Amended and Restated Credit Agreement are scheduled to mature on July 18, 2022.

The Second Amended and Restated Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum liquidity requirement, and provisions that limit the ability of the Company and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business activities.

2010 Long-Term Incentive Plan Amendment

On July 13, 2017, the shareholders approved the 2010 Long-Term Incentive Plan as Amended. The amendment increased the number of common shares of the Company reserved for delivery under the 2010 Plan by 3,525,000 shares.

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

Envestnet serves clients from its headquarters based in Chicago, Illinois, as well as other locations throughout the United States and internationally, primarily India.

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

Envestnet Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. In the first half of 2017, Envestnet’s platform assets grew to over $1.2 trillion in 6.5 million accounts overseen by more than 57,000 advisors.

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

•

Envestnet | PMC® or Portfolio Management Consultants (“PMC”) provides research due diligence and consulting services to assist advisors in creating investment solutions for their clients. These solutions include more than 4,000 vetted managed account products, multi-manager portfolios, fund strategist portfolios, as well as proprietary products, such as Quantitative Portfolios. PMC also offers an Overlay Service, which includes patented portfolio overlay and tax optimization services.

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated.

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2016	2016	2016	2017	2017
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$96,700	$101,924	$105,178	$113,544	$122,543
Assets Under Administration (AUA)	220,690	231,831	241,682	248,445	271,450
Subtotal AUM/A	317,390	333,755	346,860	361,989	393,993
Licensing	685,952	721,690	748,125	763,372	825,829
Total Platform Assets	$1,003,342	$1,055,445	$1,094,985	$1,125,361	$1,219,822
Platform Accounts
AUM	503,147	519,717	545,130	574,132	614,973
AUA	935,870	961,590	994,583	986,554	1,083,417
Subtotal AUM/A	1,439,017	1,481,307	1,539,713	1,560,686	1,698,390
Licensing	4,304,645	4,394,670	4,558,883	4,263,002	4,811,390
Total Platform Accounts	5,743,662	5,875,977	6,098,596	5,823,688	6,509,780
Advisors
AUM/A	35,067	35,861	36,483	36,985	38,498
Licensing	16,081	16,191	17,852	18,159	19,007
Total Advisors	51,148	52,052	54,335	55,144	57,505

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended June 30, 2017
	As of	Gross		Net	Market	As of
	3/31/2017	Sales	Redemptions	Flows	Impact	6/30/2017
	(in millions except account data)
Assets under Management (AUM)	$113,544	$13,690	$(7,222)	$6,468	$2,531	$122,543
Assets under Administration (AUA)	248,445	30,282	(12,667)	17,615	5,390	271,450
Total AUM/A	$361,989	$43,972	$(19,889)	$24,083	$7,921	$393,993
Fee-Based Accounts	1,560,686			137,704		1,698,390

The above AUM/A gross sales figures include $10.9 billion in new client conversions. The Company onboarded an additional $8.9 billion in licensing conversions during the three months ended June 30, 2017, bringing total conversions for the quarter to $19.8 billion.

	Asset Rollforward - Six Months Ended June 30, 2017
	As of	Gross		Net	Market	Reclass (to) from	As of
	12/31/2016	Sales	Redemptions	Flows	Impact	Licensing	6/30/2017
	(in millions except account data)
Assets under Management (AUM)	$105,178	$25,528	$(14,711)	$10,817	$6,548	$—	$122,543
Assets under Administration (AUA)	241,682	49,765	(29,385)	20,380	14,279	(4,891)	271,450
Total AUM/A	$346,860	$75,293	$(44,096)	$31,197	$20,827	$(4,891)	$393,993
Fee-Based Accounts	1,539,713			181,441		(22,764)	1,698,390

The above AUM/A gross sales figures include $11.2 billion in new client conversions. The Company onboarded an additional $22.3 billion in licensing conversions during the six months ended June 30, 2017, bringing total conversions for the half to $33.5 billion.

The mix of AUM and AUA was as follows for the periods indicated:

	June 30,	September 30,	December 31,	March 31,	June 30,
	2016	2016	2016	2017	2017
Assets under management (AUM)	30%	31%	30%	31%	31%
Assets under administration (AUA)	70%	69%	70%	69%	69%
	100%	100%	100%	100%	100%

Envestnet | Yodlee Segment

Envestnet | Yodlee is a leading data aggregation and data intelligence platform.  As a “big data” specialist, Yodlee gathers, refines and aggregates a massive set of end-user permissioned transaction level data, which it then provides to customers as data analytics solutions and market research services.

More than 1,000 financial institutions, financial technology innovators and financial advisory firms, including 13 of the 20 largest U.S. banks, subscribe to the Envestnet | Yodlee platform to underpin personalized financial apps and services for over 21 million paid subscribers.

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 15% from $86,056 in the three months ended June 30, 2016 to $98,959 in the three months ended June 30, 2017. Subscription and licensing revenues increased 27% from $47,037 in the three months ended June 30, 2016 to $59,802 in the three months ended June 30, 2017. Total revenues, which include professional service and other fees, increased 18% from $141,708 in the three months ended June 30, 2016 to $167,417 in the three months ended June 30, 2017. The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM/AUA as well as an increase in revenues related to Envestnet | Yodlee totaling $7,053.

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 14% from $168,927 in the six months ended June 30, 2016 to $193,121 in the six months ended June 30, 2017. Subscription and licensing revenues increased 30% from $90,657 in the six months ended June 30, 2016 to $117,712 in the six months ended June 30, 2017. Total revenues, which include professional service and other fees, increased 19% from $273,529 in the six months ended June 30, 2016 to $325,203 in the six months ended June 30, 2017. The increase in total revenues was a result of the positive effects of new account growth and positive net flows of AUM/AUA as well as an increase in revenues related to Envestnet | Yodlee totaling $14,890.

The net loss attributable to Envestnet, Inc. for the three months ended June 30, 2017 was $6,470, or $0.15 per diluted share, compared to net loss attributable to Envestnet, Inc. of $7,943 or $0.19 per diluted share for the three months ended June 30, 2016. The net loss attributable to Envestnet, Inc. for the six months ended June 30, 2017 was $19,605, or $0.45 per diluted share, compared to net loss attributable to Envestnet, Inc. of $18,936 or $0.44 per diluted share for the six months ended June 30, 2016.

Adjusted revenues for the three months ended June 30, 2017 was $167,469, an increase of 18% from $141,948 in the prior year period. Adjusted EBITDA for the three months ended June 30, 2017 was $29,525, an increase of 32% from $22,304 in the prior year period. Adjusted net income for the three months ended June 30, 2017 was $13,148, or $0.29 per diluted share, compared to adjusted net income of $9,177, or $0.21 per diluted share in the prior year period.

Adjusted revenues for the six months ended June 30, 2017 was $325,308, an increase of 19% from $273,979 in the prior year period. Adjusted EBITDA for the six months ended June 30, 2017 was $55,363, an increase of 33% from $41,497 in the prior year period. Adjusted net income for the six months ended June 30, 2017 was $24,665, or $0.54 per diluted share, compared to adjusted net income of $16,961, or $0.39 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in thousands)			(in thousands)
Revenues:
Assets under management or administration	$98,959	$86,056	15%	$193,121	$168,927	14%
Subscription and licensing	59,802	47,037	27%	117,712	90,657	30%
Professional services and other	8,656	8,615	—%	14,370	13,945	3%
Total revenues	167,417	141,708	18%	325,203	273,529	19%
Operating expenses:
Cost of revenues	55,735	44,902	24%	104,961	85,060	23%
Compensation and benefits	64,996	57,664	13%	130,528	120,280	9%
General and administration	28,478	28,372	—%	59,025	54,099	9%
Depreciation and amortization	15,465	17,100	(10)%	31,300	33,180	(6)%
Total operating expenses	164,674	148,038	11%	325,814	292,619	11%
Income (loss) from operations	2,743	(6,330)	(143)%	(611)	(19,090)	(97)%
Other expense, net	(4,369)	(4,831)	(10)%	(9,852)	(8,780)	12%
Loss before income tax provision (benefit)	(1,626)	(11,161)	(85)%	(10,463)	(27,870)	* %
Income tax provision (benefit)	4,844	(3,218)	*	9,142	(8,934)	* %
Net loss	(6,470)	(7,943)	(19)%	(19,605)	(18,936)	* %
Add: Net loss attributable to non-controlling interest	—	—	—%	—	—	—%
Net loss attributable to Envestnet, Inc.	$(6,470)	$(7,943)	(19)%	$(19,605)	$(18,936)	* %

*Not meaningful.

Three months ended June 30, 2017 compared to three months June 30, 2016

Revenues

Total revenues increased 18% from $141,708 in the three months ended June 30, 2016 to $167,417 in the three months ended June 30, 2017. The increase was primarily due to an increase in revenues from subscription and licensing of $12,765. Revenues from AUM/A decreased as a percentage of total revenues from 61% to 59% in the three months ended June 30, 2016 and 2017, respectively, primarily because the growth in subscription and licensing revenue exceeded the growth in AUM/A.

Assets under management or administration

Revenues earned from AUM/AUA increased 15% from $86,056 in the three months ended June 30, 2016 to $98,959 in the three months ended June 30, 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2017, relative to the corresponding period in 2016. In the second quarter of 2017, revenues were also positively affected by new account growth and positive net flows of AUM or AUA during the first quarter of 2017.

The number of financial advisors with AUM or AUA on our technology platforms increased from 35,067 as of June 30, 2016 to 38,489 as of June 30, 2017 and the number of AUM or AUA client accounts increased from approximately 1,400,000 as of June 30, 2016 to approximately 1,700,000 as of June 30, 2017.

Subscription and licensing

Subscription and licensing revenues increased 27% from $47,037 in the three months ended June 30, 2016 to $59,802 in the three months ended June 30, 2017. This increase was primarily due to an increase in Envestnet related revenue of $3,035 and an increase in Envestnet | Tamarac related revenue of $2,596 and Envestnet | Yodlee contributing an additional $7,134. The increase in Envestnet and Envestnet | Tamarac revenue is a result of Envestnet and Envestnet | Tamarac continuing to add clients and selling additional services to existing clients. The increase in Envestnet | Yodlee revenue is primarily due to an increase in revenue from new and existing customers of $6,193 and Wheelhouse related revenue of $941.

Professional services and other

Professional services and other revenues remained consistent from $8,615 in the three months ended June 30, 2016 to $8,656 in the three months ended June 30, 2017.

Cost of revenues

Cost of revenues increased 24% from $44,902 in the three months ended June 30, 2016 to $55,735 in the three months ended June 30, 2017, primarily due to a corresponding increase in revenues from AUM or AUA, the mix of such revenues from AUM or AUA, and an increase in cost of revenues associated with subscription and licensing revenues. As a percentage of total revenues, cost of revenues increased from 32% in the three months ended June 30, 2016 to 33% in the three months ended June 30, 2017.

Compensation and benefits

Compensation and benefits increased 13% from $57,664 in the three months ended June 30, 2016 to $64,996 in the three months ended June 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $5,001, primarily a result of an increase in headcount to support organic growth. Also contributing to the growth were increases in incentive compensation and stock-based compensation of $1,136 and $1,242, respectively. As a percentage of total revenues, compensation and benefits decreased from 41% in the three months ended June 30, 2016 to 39% in the three months ended June 30, 2017. The decrease in the compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to a lower compensation and benefit increase.

General and administration

General and administration expenses remained consistent from $28,372 in the three months ended June 30, 2016 to $28,478 in the three months ended June 30, 2017. As a percentage of total revenues, general and administration expenses decreased from 20% in the three months ended June 30, 2016 to 17% in the three months ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization expense decreased 10% from $17,100 in the three months ended June 30, 2016 to $15,465 in the three months ended June 30, 2017, primarily due to a decrease in intangible asset amortization of $1,824. As a percentage of total revenues, depreciation and amortization expense decreased from 12% in the three months ended June 30, 2016 to 9% in the three months ended June 30, 2017.

Other expense, net

Other expense, net decreased 10% from $4,831 in the three months ended June 30, 2016 to $4,369 in the three months ended June 30, 2017, due to a decrease in loss on investments in privately held companies of $420.

Income tax provision (benefit)

	Three Months Ended
	June 30,
	2017	2016
Loss before income tax provision (benefit)	$(1,626)	$(11,161)
Income tax provision (benefit)	4,844	(3,218)
Effective tax rate	(297.9)%	28.8%

For the three months ended June 30, 2017, our effective tax rate differs from the statutory rate primarily due to the book loss with no resulting benefit from net operating loss generation as a result of the valuation allowance on all domestic deferreds, compared to the book loss in 2016 with the absence of a valuation allowance.

For the three months ended June 30, 2016, our effective tax rate differs from the statutory rate primarily due to various permanent items, accrual for reserves for uncertain tax positions and estimated research and development tax credit generation.

Six months ended June 30, 2017 compared to six months June 30, 2016

Revenues

Total revenues increased 19% from $273,529 in the six months ended June 30, 2016 to $325,203 in the six months ended June 30, 2017. The increase was primarily due to an increase in revenues from subscription and licensing of $27,055. Revenues from AUM/A decreased as a percentage of total revenues from 62% to 59% in the six months ended June 30, 2016 and 2017, respectively, primarily because the growth in subscription and licensing revenue exceeded the growth in AUM/A.

Assets under management or administration

Revenues earned from AUM/AUA increased 14% from $168,927 in the six months ended June 30, 2016 to $193,121 in the six months ended June 30, 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2017, relative to the corresponding period in 2016. In the first half of 2017, revenues were also positively affected by new account growth and positive net flows of AUM or AUA during 2016 and the first quarter of 2017.

The number of financial advisors with AUM or AUA on our technology platforms increased from 35,067 as of June 30, 2016 to 38,489 as of June 30, 2017 and the number of AUM or AUA client accounts increased from approximately 1,400,000 as of June 30, 2016 to approximately 1,700,000 as of June 30, 2017.

Subscription and licensing

Subscription and licensing revenues increased 30% from $90,657 in the six months ended June 30, 2016 to $117,712 in the six months ended June 30, 2017. This increase was primarily due to an increase in Envestnet related revenue of $6,268 and an increase in Envestnet | Tamarac related revenue of $6,024 and Envestnet | Yodlee contributing an additional $14,763. The increase in Envestnet and Envestnet | Tamarac revenue is a result of Envestnet and Envestnet | Tamarac continuing to add clients and selling additional services to existing clients. The increase in Envestnet | Yodlee revenue is primarily due to an increase in revenue from new and existing customers of $13,074 and Wheelhouse related revenue of $1,689.

Professional services and other

Professional services and other revenues increased 3% from $13,945 in the six months ended June 30, 2016 to $14,370 in the six months ended June 30, 2017.

Cost of revenues

Cost of revenues increased 23% from $85,060 in the six months ended June 30, 2016 to $104,961 in the six months ended June 30, 2017, primarily due to a corresponding increase in revenues from AUM or AUA, the mix of such revenues from AUM or AUA, and an increase in cost of revenues associated with subscription and licensing revenues. As a percentage of total revenues, cost of revenues increased from 31% in the six months ended June 30, 2016 to 32% in the six months ended June 30, 2017.

Compensation and benefits

Compensation and benefits increased 9% from $120,280 in the six months ended June 30, 2016 to $130,528 in the six months ended June 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $12,181, primarily a result of an increase in headcount to support organic growth and short-term variable compensation of $1,710. The increase in salaries, benefits and related payroll taxes was offset by a decrease in stock-based compensation expense of $2,915 and severance of $1,383. As a percentage of total revenues, compensation and benefits decreased from 44% in the six months ended June 30, 2016 to 40% in the six months ended June 30, 2017. The decrease in the compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to a lower compensation and benefit increase.

General and administration

General and administration expenses increased 9% from $54,099 in the six months ended June 30, 2016 to $59,025 in the six months ended June 30, 2017, primarily due to increases audit and related fees of $2,493, occupancy costs of $1,617, marketing of $1,408, professional and legal fees of $1,075, and travel and entertainment of $758 offset by a decrease in website and systems development costs of $1,658, litigation related expense of $935 and fair market value adjustments on contingent consideration of $489. As a percentage of total revenues, general and administration expenses decreased from 20% in the six months ended June 30, 2016 to 18% in the six months ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization expense decreased 6% from $33,180 in the six months ended June 30, 2016 to $31,300 in the six months ended June 30, 2017, primarily due to a decrease in intangible asset amortization of $3,165 offset by an increase in amortization of internally developed software of $748 and depreciation of fixed assets of $537. As a percentage of total revenues, depreciation and amortization expense decreased from 12% in the six months ended June 30, 2016 to 10% in the six months ended June 30, 2017.

Other expense, net

Other expense, net increased 12% from $8,780 in the six months ended June 30, 2016 to $9,852 in the six months ended June 30, 2017, due to an increase in interest expense of $590 primarily as a result of an increase in debt issuance cost amortization and a loss on foreign currency exchange of $567.

Income tax provision (benefit)

	Six Months Ended
	June 30,
	2017	2016
Loss before income tax provision (benefit)	$(10,463)	$(27,870)
Income tax provision (benefit)	9,142	(8,934)
Effective tax rate	(87.4)%	32.1%

For the six months ended June 30, 2017, our effective tax rate differs from the statutory rate primarily due to the book loss with no resulting benefit from net operating loss generation as a result of the valuation allowance on all domestic deferreds, compared to the book loss in 2016 with the absence of a valuation allowance.

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

Segments

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in Note 19 to the notes to the condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

The following table presents income (loss) from operations by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Envestnet	$15,811	$10,490	$29,322	$20,064
Envestnet | Yodlee	(5,635)	(11,271)	(13,343)	(25,312)
Total segment income (loss) from operations	10,176	(781)	15,979	(5,248)
Nonsegment operating expenses	(7,433)	(5,549)	(16,590)	(13,842)
Other expense, net	(4,369)	(4,831)	(9,852)	(8,780)
Consolidated loss before income taxes (benefit)	(1,626)	(11,161)	(10,463)	(27,870)
Income tax provision (benefit)	4,844	(3,218)	9,142	(8,934)
Consolidated net loss	(6,470)	(7,943)	(19,605)	(18,936)
Add: Net loss attributable to non-controlling interest	—	—	—	—
Consolidated net loss attributable to Envestnet, Inc.	$(6,470)	$(7,943)	$(19,605)	$(18,936)

Envestnet

The following table presents income from operations for the Envestnet segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in thousands)			(in thousands)
Revenues:
Assets under management or administration	$98,959	$86,056	15%	$193,121	$168,927	14%
Subscription and licensing	25,471	19,840	28%	50,708	38,416	32%
Professional services and other	4,942	4,820	3%	6,861	6,563	5%
Total revenues	129,372	110,716	17%	250,690	213,906	17%

Operating expenses:
Cost of revenues	52,402	42,490	23%	98,473	80,843	22%
Compensation and benefits	38,742	34,466	12%	78,220	69,581	12%
General and administration	16,056	16,910	(5)%	31,893	30,994	3%
Depreciation and amortization	6,361	6,360	—%	12,782	12,424	3%
Total operating expenses	113,561	100,226	13%	221,368	193,842	14%
Income from operations	$15,811	$10,490	51%	$29,322	$20,064	46%

Three months ended June 30, 2017 compared to three months June 30, 2016 for the Envestnet segment

Revenues

Total revenues increased 17% from $110,716 in the three months ended June 30, 2016 to $129,372 in the three months ended June 30, 2017. The increase was primarily due to an increase in revenues from AUM/A of $12,903 and an increase in revenues from subscription and licensing of $5,631. Revenues from AUM/A were 78% and 76% of total revenues in the three months ended June 30, 2016 and 2017, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 15% from $86,056 in the three months ended June 30, 2016 to $98,959 in the three months ended June 30, 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2017, relative to the corresponding period in 2016.

The number of financial advisors with AUM or AUA on our technology platforms increased from 35,067 as of June 30, 2016 to 38,489 as of June 30, 2017 and the number of AUM or AUA client accounts increased from approximately 1,400,000 as of June 30, 2016 to approximately 1,700,000 as of June 30, 2017.

Subscription and licensing

Subscription and licensing revenues increased 28% from $19,840 in the three months ended June 30, 2016 to $25,471 in the three months ended June 30, 2017, primarily due to an increase in Envestnet related revenue of 3,035 and an increase in Envestnet | Tamarac related revenue of $2,596. The increase in Envestnet and Envestnet | Tamarac revenue is a result of Envestnet and Envestnet | Tamarac continuing to add clients and selling additional services to existing clients.

Professional services and other

Professional services and other revenues increased 3% from $4,820 in the three months ended June 30, 2016 to $4,942 in the three months ended June 30, 2017.

Cost of revenues

Cost of revenues increased 23% from $42,490 in the three months ended June 30, 2016 to $52,402 in the three months ended June 30, 2017, primarily due to the corresponding increase in revenues from AUM or AUA, and the mix of such revenues. As a percentage of total revenues, cost of revenues increased from 38% in the three months ended June 30, 2016 to 41% in the three months ended June 30, 2017.

Compensation and benefits

Compensation and benefits increased 12% from $34,466 in the three months ended June 30, 2016 to $38,742 in the three months ended June 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $2,117, primarily a result of an increase in headcount to support organic growth. An increase in non-cash compensation expense of $1,847 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits decreased from 31% in the three months ended June 30, 2016 to 30% in the three months ended June 30, 2017.

General and administration

General and administration expenses decreased 5% from $16,910 in the three months ended June 30, 2016 to $16,056 in the three months ended June 30, 2017, primarily due to decreases in website and systems costs of $1,663, offset by increases in external data and research services expenses of $439 and sales tax expense of $414. As a percentage of total revenues, general and administration expenses decreased from 15% in the three months ended June 30, 2016 to 12% in the three months ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization expense remained consistent from $6,360 in the three months ended June 30, 2016 to $6,361 in the three months ended June 30, 2017. As a percentage of total revenues, depreciation and amortization expense decreased from 6% in the three months ended June 30, 2016 to 5% in the three months ended June 30, 2017.

Six months ended June 30, 2017 compared to six months June 30, 2016 for the Envestnet segment

Revenues

Total revenues increased 17% from $213,906 in the six months ended June 30, 2016 to $250,690 in the six months ended June 30, 2017. The increase was primarily due to an increase in revenues from AUM/A of $24,194 and an increase in revenues from subscription and licensing of $12,292. Revenues from AUM/A were 79% and 77% of total revenues in the six months ended June 30, 2016 and 2017, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 14% from $168,927 in the six months ended June 30, 2016 to $193,121 in the six months ended June 30, 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2017, relative to the corresponding period in 2016.

The number of financial advisors with AUM or AUA on our technology platforms increased from 35,067 as of June 30, 2016 to 38,489 as of June 30, 2017 and the number of AUM or AUA client accounts increased from approximately 1,400,000 as of June 30, 2016 to approximately 1,700,000 as of June 30, 2017.

Subscription and licensing

Subscription and licensing revenues increased 32% from $38,416 in the six months ended June 30, 2016 to $50,708 in the six months ended June 30, 2017, primarily due to an increase in Envestnet related revenue of $6,268 and an increase in Envestnet | Tamarac related revenue of $6,024. The increase in Envestnet and Envestnet | Tamarac revenue is a result of Envestnet and Envestnet | Tamarac continuing to add clients and selling additional services to existing clients.

Professional services and other

Professional services and other revenues increased 5% from $6,563 in the six months ended June 30, 2016 to $6,861 in the six months ended June 30, 2017.

Cost of revenues

Cost of revenues increased 22% from $80,843 in the six months ended June 30, 2016 to $98,473 in the six months ended June 30, 2017, primarily due to the corresponding increase in revenues from AUM or AUA, and the mix of such revenues. As a percentage of total revenues, cost of revenues increased from 38% in the six months ended June 30, 2016 to 39% in the six months ended June 30, 2017.

Compensation and benefits

Compensation and benefits increased 12% from $69,581 in the six months ended June 30, 2016 to $78,220 in the six months ended June 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $5,403, primarily a result of an increase in headcount to support organic growth. An increase in non-cash compensation expense of $2,306 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits decreased from 33% in the six months ended June 30, 2016 to 31% in the six months ended June 30, 2017.

General and administration

General and administration expenses increased 3% from $30,994 in the six months ended June 30, 2016 to $31,893 in the six months ended June 30, 2017, primarily due to increases in external data and research services expenses of $878, sales tax expense of $1,163, occupancy costs of $702, marketing expenses of $471, and miscellaneous general and administrative expense of $430, offset by a decrease in website and systems costs of $2,739. As a percentage of total revenues, general and administration expenses decreased from 14% in the six months ended June 30, 2016 to 13% in the six months ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization expense increased 3% from $12,424 in the six months ended June 30, 2016 to $12,782 in the six months ended June 30, 2017, primarily due to an increase in depreciation on fixed assets and internally developed software of $1,661 offset by a decrease in amortization of intangibles of $1,303. As a percentage of total revenues, depreciation and amortization expense decreased from 6% in the six months ended June 30, 2016 to 5% in the six months ended June 30, 2017.

Envestnet | Yodlee

The following table presents loss from operations for the Envestnet | Yodlee segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in thousands)			(in thousands)
Revenues:
Subscription and licensing	$34,331	$27,197	26%	$67,004	$52,241	28%
Professional services and other	3,714	3,795	(2)%	7,509	7,382	2%
Total revenues	38,045	30,992	23%	74,513	59,623	25%

Operating expenses:
Cost of revenues	3,333	2,412	38%	6,488	4,217	54%
Compensation and benefits	23,342	20,806	12%	46,592	44,450	5%
General and administration	7,901	8,305	(5)%	16,258	15,512	5%
Depreciation and amortization	9,104	10,740	(15)%	18,518	20,756	(11)%
Total operating expenses	43,680	42,263	3%	87,856	84,935	3%
Loss from operations	$(5,635)	$(11,271)	(50)%	$(13,343)	$(25,312)	(47)%

Three months ended June 30, 2017 compared to three months ended June 30, 2016 for the Envestnet | Yodlee segment

Revenues

Total revenues increased 23% from $30,992 in the three months ended June 30, 2016 to $38,045 in the three months ended June 30, 2017. The increase was primarily due to an increase in revenues from subscription and licensing of $7,134. Revenues from professional services and other were 12% and 10% of total revenues in the three months ended June 30, 2016 and 2017, respectively.

Subscription and licensing

Subscription and licensing revenues increased 26% from $27,197 in the three months ended June 30, 2016 to $34,331 in the three months ended June 30, 2017, primarily due to an increase in revenue from existing and other customers of $3,685, new customers of $2,508 and Wheelhouse related revenue of $941.

Professional services and other

Professional services and other revenues decreased 2% from $3,795 in the three months ended June 30, 2016 to $3,714 in the three months ended June 30, 2017.

Cost of revenues

Cost of revenues increased 38% from $2,412 in the three months ended June 30, 2016 to $3,333 in the three months ended June 30, 2017, primarily due to an increase in hosting and payment processing services of $547 to support our overall revenue growth and third party consulting and professional services of $407. As a percentage of total revenues, cost of revenues increased from 8% in the three months ended June 30, 2016 to 9% in the three months ended June 30, 2017.

Compensation and benefits

Compensation and benefits increased 12% from $20,806 in the three months ended June 30, 2016 to $23,342 in the three months ended June 30, 2017, primarily due to an increase in salaries, incentive compensation, benefits and related payroll taxes of $3,013, as a result of increased headcount to support organic growth and an increase related to the Wheelhouse acquisition, offset by a decrease in non-cash compensation expense of $504 and severance of $355. As a percentage of total revenues, compensation and benefits decreased from 67% in the three months ended June 30, 2016 to 61% in the three months ended June 30, 2017. The decrease in compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to a lower compensation and benefit increase.

General and administration

General and administration expenses decreased 5% from $8,305 in the three months ended June 30, 2016 to $7,901 in the three months ended June 30, 2017, primarily due to a decrease in legal expense of $1,187, partially offset by increases in software purchase and maintenance of $561 and occupancy cost of $515. As a percentage of total revenues, general and administration expenses decreased from 27% in the three months ended June 30, 2016 to 21% in the three months ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization expense decreased 15% from $10,740 in the three months ended June 30, 2016 to $9,104 in the three months ended June 30, 2017, primarily due to a decrease in intangible asset amortization of $1,122 related to purchase accounting adjustments recorded in the prior year to the fair values of certain intangible assets from the Yodlee acquisition and a decrease in depreciation of $585 related to the Yodlee acquisition recorded in the same period last year. The decrease was partially offset by an increase of $90 in intangible asset amortization as a result of the Wheelhouse acquisition. As a percentage of total revenues, depreciation and amortization expense decreased from 35% in the three months ended June 30, 2016 to 24% in the three months ended June 30, 2017.

Six months ended June 30, 2017 compared to six months ended June 30, 2016 for the Envestnet | Yodlee segment

Revenues

Total revenues increased 25% from $59,623 in the six months ended June 30, 2016 to $74,513 in the six months ended June 30, 2017. The increase was primarily due to an increase in revenues from subscription and licensing of $14,763. Revenues from professional services and other were 12% and 10% of total revenues in the six months ended June 30, 2016 and 2017, respectively.

Subscription and licensing

Subscription and licensing revenues increased 28% from $52,241 in the six months ended June 30, 2016 to $67,004 in the six months ended June 30, 2017, primarily due to an increase in revenue from existing and other customers of $8,459, new customers of $4,615 and Wheelhouse related revenue of $1,689.

Professional services and other

Professional services and other revenues increased 2% from $7,382 in the six months ended June 30, 2016 to $7,509 in the six months ended June 30, 2017.

Cost of revenues

Cost of revenues increased 54% from $4,217 in the six months ended June 30, 2016 to $6,488 in the six months ended June 30, 2017, primarily due to an increase in third party consulting and professional services of $1,272 and hosting and payment processing services of $1,032 to support our overall revenue growth. As a percentage of total revenues, cost of revenues increased from 7% in the six months ended June 30, 2016 to 9% in the six months ended June 30, 2017.

Compensation and benefits

Compensation and benefits increased 5% from $44,450 in the six months ended June 30, 2016 to $46,592 in the six months ended June 30, 2017, primarily due to an increase in salaries, incentive compensation, benefits and related payroll taxes of $6,286, as a result of increased headcount to support organic growth and an increase related to the Wheelhouse acquisition, partially offset by a decrease in non-cash compensation expense of $3,788 and severance of $455. As a percentage of total revenues, compensation and benefits decreased from 75% in the six months ended June 30, 2016 to 63% in the six months ended June 30, 2017. The decrease in compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to a lower compensation and benefit increase.

General and administration

General and administration expenses increased 5% from $15,512 in the six months ended June 30, 2016 to $16,258 in the six months ended June 30, 2017, primarily due to increases in software purchase and maintenance of $1,086, employee travel expenses of $560, and occupancy cost of $912, partially offset by decreases in communication and research costs of $1,123 and legal expense of $709. As a percentage of total revenues, general and administration expenses decreased from 26% in the six months ended June 30, 2016 to 22% in the six months ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization expense decreased 11% from $20,756 in the six months ended June 30, 2016 to $18,518 in the six months ended June 30, 2017, primarily due to a decrease in intangible asset amortization of $2,244 related to purchase accounting adjustments recorded in the prior year to the fair values of certain intangible assets from the Yodlee acquisition and a decrease in depreciation of $585 related to the Yodlee acquisition recorded in the same period last year. The decrease was partially offset by an increase of $361 in intangible asset amortization as a result of the Wheelhouse acquisition. As a percentage of total revenues, depreciation and amortization expense decreased from 35% in the six months ended June 30, 2016 to 25% in the six months ended June 30, 2017.

Nonsegment

The following table presents nonsegment loss from operations:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$2,912	$2,392	22%	$5,716	$6,249	(9)%
General and administration	4,521	3,157	43%	10,874	7,593	43%
Total operating expenses	7,433	5,549	34%	16,590	13,842	20%
Loss from operations	$(7,433)	$(5,549)	34%	$(16,590)	$(13,842)	20%

Three months ended June 30, 2017 compared to three months ended June 30, 2016 for nonsegment

Compensation and benefits

Compensation and benefits increased 22% from $2,392 in the three months ended June 30, 2016 to $2,912 in the three months ended June 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $572.

General and administration

General and administration expenses increased 43% from $3,157 in the three months ended June 30, 2016 to $4,521 in the three months ended June 30, 2017, primarily due to an increase in restructuring charges and transaction costs of $759 and professional and legal fees of $628.

Six months ended June 30, 2017 compared to six months ended June 30, 2016 for nonsegment

Compensation and benefits

Compensation and benefits decreased 9% from $6,249 in the six months ended June 30, 2016 to $5,716 in the six months ended June 30, 2017, primarily due to a decrease in non-cash compensation expense of $1,310 and severance expense of $323, offset by an increase in salaries, benefits and related payroll taxes of $1,060.

General and administration

General and administration expenses increased 43% from $7,593 in the six months ended June 30, 2016 to $10,874 in the six months ended June 30, 2017, primarily due to increases in restructuring charges and transaction costs of $1,804, professional and legal fees of $1,103 and marketing expense of $505.

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

“Adjusted EBITDA” represents net loss before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration and purchase liability, income tax provision (benefit), depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration, litigation related expense, foreign currency and related hedging activity, non-income tax expense adjustment, loss allocation from equity method investment and loss attributable to non‑controlling interest.

“Adjusted net income” represents net loss before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non‑cash interest expense, non‑cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, fair‑market value adjustment on contingent consideration, litigation related expense, foreign currency and related hedging activity, non-income tax expense adjustment, loss allocation from equity method investment and loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provide comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision, non-

income tax expense, restructuring charges and transaction costs, accretion on contingent consideration, fair market value adjustments on contingent consideration, severance, litigation related expense, pre-tax loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•

Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards we had net refunds of $275 and ($915) for the six months ended June 30, 2017 and 2016, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Total revenues	$167,417	$141,708	$325,203	$273,529
Deferred revenue fair value adjustment	52	240	105	450
Adjusted revenues	$167,469	$141,948	$325,308	$273,979

The following table sets forth a reconciliation of net loss to adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net loss	$(6,470)	$(7,943)	$(19,605)	$(18,936)
Add (deduct):
Deferred revenue fair value adjustment	52	240	105	450
Interest income	(29)	(9)	(50)	(22)
Interest expense	3,877	4,131	8,813	8,223
Accretion on contingent consideration and purchase liability	148	58	304	120
Income tax provision (benefit)	4,844	(3,218)	9,142	(8,934)
Depreciation and amortization	15,465	17,100	31,300	33,180
Non-cash compensation expense	7,945	6,703	15,403	18,194
Restructuring charges and transaction costs	2,249	1,157	5,627	3,486
Severance	338	1,419	663	2,046
Fair market value adjustment on contingent consideration	—	439	—	489
Litigation related expense	52	1,469	1,033	1,968
Foreign currency and related hedging activity	122	(127)	412	(289)
Non-income tax expense adjustment	414	—	1,163	—
Loss allocation from equity method investment	417	837	702	880
Loss attributable to non-controlling interest	101	48	351	642
Adjusted EBITDA	$29,525	$22,304	$55,363	$41,497

The following table sets forth the reconciliation of net loss to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net loss	$(6,470)	$(7,943)	$(19,605)	$(18,936)
Income tax provision (benefit) (1)	4,844	(3,218)	9,142	(8,934)
Loss before income tax provision (benefit)	(1,626)	(11,161)	(10,463)	(27,870)
Add (deduct):
Deferred revenue fair value adjustment	52	240	105	450
Accretion on contingent consideration and purchase liability	148	58	304	120
Non-cash interest expense	1,331	2,018	4,853	4,031
Non-cash compensation expense	7,945	6,703	15,403	18,194
Restructuring charges and transaction costs	2,249	1,157	5,627	3,486
Severance	338	1,419	663	2,046
Amortization of acquired intangibles	10,371	12,195	20,956	24,121
Fair market value adjustment on contingent consideration	—	439	—	489
Litigation related expense	52	1,469	1,033	1,968
Foreign currency and related hedging activity	122	(127)	412	(289)
Non-income tax expense adjustment	414	—	1,163	—
Loss allocation from equity method investment	417	837	702	880
Loss attributable to non-controlling interest	101	48	351	642
Adjusted net income before income tax effect	21,914	15,295	41,109	28,268
Income tax effect (2)	(8,766)	(6,118)	(16,444)	(11,307)
Adjusted net income	$13,148	$9,177	$24,665	$16,961

Basic number of weighted-average shares outstanding	43,855,479	42,752,465	43,513,074	42,632,964
Effect of dilutive shares:
Options to purchase common stock	1,597,746	1,307,547	1,670,493	1,269,085
Unvested restricted stock units	473,892	169,824	551,227	104,637
Diluted number of weighted-average shares outstanding	45,927,117	44,229,836	45,734,794	44,006,686
Adjusted net income per share - diluted	$0.29	$0.21	$0.54	$0.39

(1)

For the three months ended June 30, 2017 and 2016, the effective tax rate computed in accordance with US GAAP equaled (297.9%) and 28.8%, respectively. For the six months ended June 30, 2017 and 2016, the effective tax rate computed in accordance with US GAAP equaled (87.4%) and 32.1%, respectively.

(2)	For both periods shown, an estimated normalized effective tax rate of 40% has been used to compute adjusted net income.

Note on Income Taxes: As of June 30, 2017 the Company had net operating loss carryforwards of $261,475 and $164,397 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes the Company pays for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with U.S. GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$129,372	$38,045	$—	$167,417
Deferred revenue fair value adjustment	7	45	—	52
Adjusted revenues	$129,379	$38,090	$—	$167,469

Income (loss) from operations	$15,811	$(5,635)	$(7,433)	$2,743
Add:
Deferred revenue fair value adjustment	7	45	—	52
Accretion on contingent consideration and purchase liability	148	—	—	148
Depreciation and amortization	6,361	9,104	—	15,465
Non-cash compensation expense	4,218	2,721	1,006	7,945
Restructuring charges and transaction costs	600	—	1,649	2,249
Non-income tax expense adjustment	414	—	—	414
Severance	307	15	16	338
Litigation related expense	—	52	—	52
Other loss	—	—	18	18
Loss attributable to non-controlling interest	101	—	—	101
Adjusted EBITDA	$27,967	$6,302	$(4,744)	$29,525

	Three Months Ended June 30, 2016
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$110,716	$30,992	$—	$141,708
Deferred revenue fair value adjustment	17	223	—	240
Adjusted revenues	$110,733	$31,215	$—	$141,948

Income (loss) from operations	$10,490	$(11,271)	$(5,549)	$(6,330)
Add:
Deferred revenue fair value adjustment	17	223	—	240
Accretion on contingent consideration and purchase liability	58	—	—	58
Depreciation and amortization	6,360	10,740	—	17,100
Non-cash compensation expense	2,371	3,225	1,107	6,703
Restructuring charges and transaction costs	240	27	890	1,157
Severance	1,029	370	20	1,419
Fair market value adjustment on contingent consideration	—	—	439	439
Litigation related expense	—	1,239	230	1,469
Other loss	—	—	1	1
Loss attributable to non-controlling interest	48	—	—	48
Adjusted EBITDA	$20,613	$4,553	$(2,862)	$22,304

	Six Months Ended June 30, 2017
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$250,690	$74,513	$—	$325,203
Deferred revenue fair value adjustment	36	69	—	105
Adjusted revenues	$250,726	$74,582	$—	$325,308

Income (loss) from operations	$29,322	$(13,343)	$(16,590)	$(611)
Add:
Deferred revenue fair value adjustment	36	69	—	105
Accretion on contingent consideration and purchase liability	304	—	—	304
Depreciation and amortization	12,782	18,518	—	31,300
Non-cash compensation expense	7,892	5,462	2,049	15,403
Restructuring charges and transaction costs	695	—	4,932	5,627
Non-income tax expense adjustment	1,163	—	—	1,163
Severance	423	224	16	663
Litigation related expense	—	1,033	—	1,033
Other loss	—	—	25	25
Loss attributable to non-controlling interest	351	—	—	351
Adjusted EBITDA	$52,968	$11,963	$(9,568)	$55,363

	Six Months Ended June 30, 2016
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$213,906	$59,623	$—	$273,529
Deferred revenue fair value adjustment	6	444	—	450
Adjusted revenues	$213,912	$60,067	$—	$273,979

Income (loss) from operations	$20,064	$(25,312)	$(13,842)	$(19,090)
Add:
Deferred revenue fair value adjustment	6	444	—	450
Accretion on contingent consideration and purchase liability	120	—	—	120
Depreciation and amortization	12,424	20,756	—	33,180
Non-cash compensation expense	5,586	9,250	3,358	18,194
Restructuring charges and transaction costs	327	31	3,128	3,486
Severance	1,029	679	338	2,046
Fair market value adjustment on contingent consideration	—	—	489	489
Litigation related expense	—	1,738	230	1,968
Other loss	—	—	12	12
Loss attributable to non-controlling interest	642	—	—	642
Adjusted EBITDA	$40,198	$7,586	$(6,287)	$41,497

Liquidity and Capital Resources

As of June 30, 2017, we had total cash and cash equivalents of $27,730 compared to $52,592 as of December 31, 2016. We plan to use existing cash as of June 30, 2017 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures, repay debt and for possible acquisitions or other strategic activity. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our bank credit agreement to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

Credit Agreement

On July 18, 2017, Envestnet and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent (the “Administrative Agent”). The Second Amended and Restated Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of November 19, 2015, as amended, among Envestnet, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Prior Credit Facility”). Pursuant to the Second Amended and Restated Credit Agreement, the Banks have agreed to provide to Envestnet revolving credit commitments in the aggregate amount of up to $350,000 which amount may be increased by $50,000. The Second Amended and Restated Credit Agreement also includes a $5,000 subfacility for the issuance of letters of credit.

Obligations under the Second Amended and Restated Credit Agreement are guaranteed by substantially all of Envestnet’s U.S. subsidiaries. In accordance with the terms of the Amended and Restated Security Agreement, dated July 18, 2017 (the “Security Agreement”), among Envestnet, the Debtors party thereto and the Administrative Agent, obligations under the Second Amended and Restated Credit Agreement are secured by substantially all of Envestnet’s domestic assets and Envestnet’s pledge of 66% of the voting equity and 100% of the non-voting equity of certain of its first-tier foreign subsidiaries. Proceeds under the Second Amended and Restated Credit Agreement may be used to finance capital expenditures, working capital, permitted acquisitions and for general corporate purposes.

Envestnet will pay interest on borrowings made under the Second Amended and Restated Credit Agreement at rates between 1.50 percent and 3.25 percent above LIBOR based on Envestnet’s total leverage ratio. Borrowings under the Second Amended and Restated Credit Agreement are scheduled to mature on July 18, 2022.

The Second Amended and Restated Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring Envestnet to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum liquidity requirement, and provisions that limit the ability of Envestnet and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business activities.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$35,544	$26,125
Net cash used in investing activities	(14,832)	(27,771)
Net cash used in financing activities	(45,857)	(11,550)
Effect of exchange rate on changes on cash	283	—
Net decrease in cash and cash equivalents	(24,862)	(13,196)
Cash and cash equivalents, end of period	27,730	38,522

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 increased by $9,419 compared to the same period in 2016, primarily due to changes in operating assets and liabilities compared to the corresponding 2016 period of $9,652.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 decreased by $12,939 compared to the same period in 2016. The decrease is primarily a result of a decrease in cash disbursements for acquisitions of $18,394, offset by increases in purchase of property and equipment purchases of $4,549 and capitalization of internally developed software of $2,406.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 increased $34,307 compared to the same period in 2016. The change was primarily the result of increases in payments on Term Notes of $31,862 and payments of contingent consideration of $2,286.

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

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of

June 30, 2017. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Leases

The Company rents office space under leases that expire at various dates through 2030. Future minimum lease commitments under these operating leases, as of June 30, 2017, were as follows:

Years ending December 31:
Remainder of 2017	$7,003
2018	13,982
2019	14,851
2020	14,721
2021	13,933
Thereafter	55,198
Total	$119,688

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and six months ended June 30, 2017, 59% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net loss to increase.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and six months ended June 30, 2017, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $991 and $2,101, respectively, to pre‑tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $811 and $1,719, respectively, to pre‑tax earnings.

A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the three and six months ended June 30, 2017, we estimate that a hypothetical 10% increase in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of $712 and $1,400, respectively, to pre‑tax earnings. For the three and six months ended June 30, 2017, we estimate that a hypothetical 10% decrease in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of $692 and $1,362, respectively, to pre‑tax earnings.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has Term Notes and a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended and Restated Credit Agreement. As of June 30, 2017, there was $75,495 of Term Notes and $0 revolving credit amounts outstanding under the Amended and Restated Credit Agreement. The Company incurred interest expense of $2,455 for the three and six months ended June 30, 2017 related to the Amended and Restated Credit Agreement. A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense on an annual basis by approximately $249.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management concluded there were material weaknesses as identified below in internal control over financial reporting as of June 30, 2017. The control deficiencies identified below were previously identified by management as of December 31, 2016.

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

These control deficiencies create a reasonable possibility that a material misstatement to the condensed consolidated  financial statements will not be prevented or detected on a timely basis.  Due to the material weaknesses described above, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2017, improvements to the processes of financial reporting have been implemented which include enhanced disclosure preparation and review controls, enhanced documentation and review controls surrounding acquisitions, a condensed financial close-process providing an increased time frame to prepare and review financial reporting documents, as well as streamlined financial data aggregation which increases reliance on system driven reports, thereby decreasing the likelihood of human error. In addition, management has reorganized the accounting department as well as increased its overall staffing levels.

Until these controls are tested and determined to be operating effectively, such material weaknesses remain unremediated as of June 30, 2017.  During the remainder of the year, the Company will test the design and operating effectiveness of controls designed to remediate certain material weaknesses as discussed above in an effort to remediate the material weaknesses prior to the filing of the 2017 Form 10-K.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

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

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2017.  Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
April 1, 2017 through April 30, 2017	4,265	$34.49	—	1,956,390
May 1, 2017 through May 31, 2017	40,437	35.46	—	1,956,390
June 1, 2017 through June 30, 2017	39,757	37.37	—	1,956,390

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of June 30, 2017, 1,956,390 of shares could still be purchased under this program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2017.

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

*Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016; (iii) the Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016; (iv) the Condensed Consolidated Statement of Equity for the six months ended June 30, 2017; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; (vi) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.