Form 10-Q
period 2017-09-30
ENVESTNET, INC.
filed 2017-11-09
CIK 1337619

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 5, 2017, 44,305,791 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$48,704	$52,592
Fees and other receivables, net	49,726	44,268
Prepaid expenses and other current assets	23,999	16,224
Total current assets	122,429	113,084

Property and equipment, net	35,274	33,000
Internally developed software, net	20,279	14,860
Intangible assets, net	233,525	265,558
Goodwill	432,746	431,936
Other non-current assets	17,969	13,963
Total assets	$862,222	$872,401

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$102,877	$87,763
Accounts payable	13,215	11,480
Current portion of debt	—	37,926
Contingent consideration	2,055	2,286
Deferred revenue	18,388	16,499
Total current liabilities	136,535	155,954

Convertible Notes	157,353	152,575
Revolving credit facility	101,168	—
Term Notes	—	100,409
Contingent consideration	641	2,582
Deferred revenue	14,454	15,643
Deferred rent and lease incentive	14,867	12,060
Deferred tax liabilities, net	12,216	5,555
Other non-current liabilities	14,527	13,436
Total liabilities	451,761	458,214

Commitments and contingencies

Redeemable units in ERS	900	900
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 56,918,043 and 55,642,686 shares issued as of September 30, 2017 and December 31, 2016, respectively; 44,213,751 and 43,240,567 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	284	278
Additional paid-in capital	544,895	516,675
Accumulated deficit	(91,499)	(70,574)
Treasury stock at cost, 12,704,292 and 12,402,119 shares as of September 30, 2017 and December 31, 2016, respectively	(44,687)	(33,068)
Accumulated other comprehensive income (loss)	170	(422)
Total stockholders’ equity	409,163	412,889
Non-controlling interest	398	398
Total equity	409,561	413,287
Total liabilities and equity	$862,222	$872,401

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Assets under management or administration	$106,147	$90,042	$299,268	$258,969
Subscription and licensing	62,963	51,959	180,675	142,303
Professional services and other	6,504	7,154	20,874	21,412
Total revenues	175,614	149,155	500,817	422,684

Operating expenses:
Cost of revenues	56,070	47,259	161,031	132,319
Compensation and benefits	68,551	60,345	199,079	180,625
General and administration	31,153	26,150	90,178	80,249
Depreciation and amortization	15,492	16,692	46,792	49,872
Total operating expenses	171,266	150,446	497,080	443,065

Income (loss) from operations	4,348	(1,291)	3,737	(20,381)
Other expense, net	(3,986)	(4,434)	(13,838)	(13,214)
Income (loss) before income tax provision (benefit)	362	(5,725)	(10,101)	(33,595)

Income tax provision (benefit)	1,682	(1,668)	10,824	(10,602)

Net loss	(1,320)	(4,057)	(20,925)	(22,993)
Add: Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to Envestnet, Inc.	$(1,320)	$(4,057)	$(20,925)	$(22,993)

Net loss per share attributable to Envestnet, Inc.:
Basic	$(0.03)	$(0.09)	$(0.48)	$(0.54)

Diluted	$(0.03)	$(0.09)	$(0.48)	$(0.54)

Weighted average common shares outstanding:
Basic	44,044,527	42,843,103	43,604,869	42,704,383

Diluted	44,044,527	42,843,103	43,604,869	42,704,383

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss attributable to Envestnet, Inc.	$(1,320)	$(4,057)	$(20,925)	$(22,993)
Other comprehensive income (loss), net of taxes
Foreign currency translation gain (loss)	(217)	192	592	(122)
Gains on foreign currency contracts designated as cash flow hedges reclassified to earnings	—	(556)	—	(204)
Total other comprehensive income (loss), net of taxes	(217)	(364)	592	(326)
Comprehensive loss, net of taxes	$(1,537)	$(4,421)	$(20,333)	$(23,319)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2016	55,642,686	$278	(12,402,119)	$(33,068)	$516,675	$(422)	$(70,574)	$398	$413,287

Exercise of stock options	428,173	2	—	—	4,466	—	—	—	4,468
Issuance of common stock - vesting of restricted stock units	847,184	4	—	—	—	—	—	—	4
Stock-based compensation expense	—	—	—	—	23,754	—	—	—	23,754
Purchase of treasury stock for stock-based tax withholdings	—	—	(302,173)	(11,619)	—	—	—	—	(11,619)
Foreign currency translation gain	—	—	—	—	—	592	—	—	592
Net loss	—	—	—	—	—	—	(20,925)	—	(20,925)
Balance, September 30, 2017	56,918,043	$284	(12,704,292)	$(44,687)	$544,895	$170	$(91,499)	$398	$409,561

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(20,925)	$(22,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,792	49,872
Deferred rent and lease incentive amortization	709	(324)
Provision for doubtful accounts	828	369
Deferred income taxes	6,646	(10,273)
Stock-based compensation expense	23,451	25,872
Non-cash interest expense	8,711	6,955
Accretion on contingent consideration and purchase liability	408	143
Fair market value adjustment on contingent consideration	—	838
Loss on disposal of fixed assets	69	220
Loss allocation from equity method investment	984	1,130
Changes in operating assets and liabilities, net of acquisitions:
Fees and other receivables	(6,286)	4,077
Prepaid expenses and other current assets	(5,316)	(4,960)
Other non-current assets	(1,784)	(4,271)
Accrued expenses and other liabilities	13,289	275
Accounts payable	1,435	124
Deferred revenue	740	1,959
Other non-current liabilities	1,852	4,337
Net cash provided by operating activities	71,603	53,350

INVESTING ACTIVITIES:
Purchase of property and equipment	(11,432)	(10,839)
Capitalization of internally developed software	(9,210)	(6,217)
Investment in private company	(1,450)	(738)
Purchase of ERS units	—	(1,500)
Acquisition of businesses, net of cash acquired	—	(18,394)
Net cash used in investing activities	(22,092)	(37,688)

FINANCING ACTIVITIES:
Payment of Term Notes	(35,862)	(6,000)
Proceeds from borrowings on revolving credit facility	35,000	25,000
Payments on revolving credit facility	(42,500)	(25,000)
Debt issuance costs	(94)	—
Payments of contingent consideration	(2,286)	(2,924)
Payments of definite consideration	(445)	—
Payments of purchase consideration liabilities	(235)	—
Proceeds from exercise of stock options	4,468	3,166
Purchase of treasury stock for stock-based tax withholdings	(11,619)	(9,517)
Common stock acquired under the share repurchase program	—	(1,448)
Issuance of restricted stock units	4	5
Net cash used in financing activities	(53,569)	(16,718)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	170	—

DECREASE IN CASH AND CASH EQUIVALENTS	(3,888)	(1,056)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,592	51,718

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,704	$50,662

Supplemental disclosure of cash flow information - net cash refunded (paid) during the period for income taxes	$1,449	$(175)
Supplemental disclosure of cash flow information - cash paid during the period for interest	4,887	5,390
Supplemental disclosure of non-cash operating, investing and financing activities:
Leasehold improvements funded by lease incentive	2,098	1,522
Non-cash debt issuance costs	2,230	—
Purchase liabilities included in accrued expenses and other liabilities	837	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	505	—
Contingent consideration issued in a business acquisition	—	1,929

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

Envestnet operates three RIAs and a registered broker-dealer. The RIAs are registered with the Securities and Exchange Commission (“SEC”). The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority (“FINRA”).

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2016 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2017 and the results of operations, equity, comprehensive loss and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet | Yodlee segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a foreign currency functional currency are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders’ equity. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

Share repurchase program – On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other transactions or otherwise, all in compliance with applicable laws and other restrictions. As of September 30, 2017, 1,956,390 shares could still be purchased under this program. For the nine month period ended September 30, 2017, the Company purchased no shares under this program.

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

In 2016, the Company began evaluating the impact of the adoption of the new revenue standard on its consolidated financial statements, including enhanced disclosures, as well as assessing the impact on systems, processes and controls. The Company expects the new revenue standard to have an impact on the estimation of variable transaction considerations, the allocation of variable considerations across distinct services, and the tracking and amortization of contract costs. The new revenue standard may have an impact on the Company’s principal versus agent considerations.  We expect to begin capitalizing certain costs to obtain a contract upon adoption of the new standard and are currently in the process of evaluating the period over which to amortize these capitalized costs. The Company has made progress on its contract and business process reviews but has not yet quantified these amounts.

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

In March 2016, The FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statements of cash flows.   Upon adoption, we determined that we did not have previously unrecognized excess tax benefits to be recognized on a modified retrospective transition method as an adjustment to retained earnings.  The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. We did not elect an accounting policy change to withhold at the maximum individual statutory tax rate.  The cash paid to satisfy the statutory income tax withholding obligation will continue to be classified as a financing activity in the statements of cash flows.  Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. We did not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.  This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. These changes became effective for the Company’s fiscal year beginning January 1, 2017 and have been reflected in these condensed consolidated financial statements. As a result of the retrospective adoption of ASU 2016-09, for the nine months ended September 30, 2016, net cash provided by operating activities increased by $1,470 with a corresponding offset to net cash used for financing activities.

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

3.Business Acquisitions

FolioDynamix

On September 25, 2017, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Folio Dynamics Holdings, Inc., a Delaware corporation (“FolioDynamix”), FCD Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Actua USA Corporation, a Delaware corporation, solely in its capacity as the representative of the stockholders of FolioDynamix.  Pursuant to the Merger Agreement, Merger Sub will merge with and into FolioDynamix, with FolioDynamix continuing as the surviving corporation (the “Acquisition”) and a wholly owned subsidiary of the Company. FolioDynamix will be included in the Envestnet segment.

FolioDynamix provides financial institutions, registered investment advisors, and other wealth management clients with an end-to-end technology solution paired with a suite of advisory tools including model portfolios, research, and overlay management services.

The Company plans to acquire FolioDynamix to add complementary trading tools as well as commission and brokerage support to Envestnet’s existing suite of offerings. The Company expects to integrate the technology and operations of FolioDynamix into the Company’s wealth management channel, enabling the Company to further leverage its operating scale and data analytics capabilities.

Subject to the terms and conditions of the Merger Agreement, the Company will pay $195,000 in cash for all the outstanding shares of FolioDynamix, subject to certain post-closing adjustments.  The Company will fund the Acquisition price with a combination of cash on the Company’s balance sheet and borrowings under its revolving credit facility. Either the Company or FolioDynamix may terminate the Agreement if the closing does not occur by March 31, 2018.

The applicable antitrust pre-clearance filings were made by the parties on October 10, 2017 and October 11, 2017.  The Company is withdrawing its filing and plans to refile it immediately thereafter to allow the Department of Justice additional time to review the filing without having to issue a second request. The Company continues to expect the transaction to close in the first quarter of 2018, subject to satisfaction of the closing conditions.  The Company and FolioDynamix will continue to operate separately until the transaction closes.

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

The estimated consideration transferred in the acquisition was as follows:

		Measurement
	Preliminary	Period	As of
	Estimate	Adjustments	September 30, 2017
Cash consideration	$13,299	$—	$13,299
Contingent consideration liability	2,582	(218)	2,364
Purchase consideration liability	887	—	887
Working capital adjustment	110	—	110
Cash acquired	(80)	—	(80)
Total	$16,798	$(218)	$16,580

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

		Measurement
	Preliminary	Period	As of
	Estimate	Adjustments	September 30, 2017
Total tangible assets acquired	$399	$(14)	$385
Total liabilities assumed	(1,459)	39	(1,420)
Identifiable intangible assets	7,300	(700)	6,600
Goodwill	10,558	457	11,015
Total net assets acquired	$16,798	$(218)	$16,580

A summary of estimated identifiable intangible assets acquired, estimated useful lives and amortization method is as follows:

AS
		Measurement
	Preliminary	Period	As of	Estimated	Amortization
	Estimate	Adjustments	September 30, 2017	Useful Life in Years	Method
Customer list	$4,100	$(100)	$4,000	15	Accelerated
Proprietary technology	3,000	(500)	2,500	6	Straight-line
Trade names and domains	200	(100)	100	2	Straight-line
Total	$7,300	$(700)	$6,600

The results of Wheelhouse’s operations are included in the condensed consolidated statements of operations beginning October 3, 2016, and are not considered material to the Company’s results of operations. As such, no pro forma information is presented for the three and nine months ended September 30, 2016.

4.      Cost of Revenues

The following table summarizes cost of revenues by revenue category for the periods presented herein:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Assets under management or administration	$50,597	$41,960	$142,097	$117,369
Subscription and licensing	5,076	5,110	14,832	11,934
Professional services and other	397	189	4,102	3,016
Total	$56,070	$47,259	$161,031	$132,319

5.     Property and Equipment, Net

Property and equipment, net consists of the following:

		September 30,	December 31,
	Estimated Useful Life	2017	2016
Cost:
Computer equipment and software	3 years	$60,073	$52,921
Leasehold improvements	Shorter of the lease term or useful life of the asset	22,580	17,286
Office furniture and fixtures	3-7 years	8,048	6,911
Other office equipment	3-5 years	1,883	1,367
		92,584	78,485
Less: accumulated depreciation and amortization		(57,310)	(45,485)
Property and equipment, net		$35,274	$33,000

Depreciation and amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Depreciation and amortization expense	$3,724	$3,740	$11,668	$11,147

6. Internally Developed Software, Net

Internally developed software, net consists of the following:

		September 30,	December 31,
	Estimated Useful Life	2017	2016
Internally developed software	5 years	$42,928	$33,718
Less: accumulated amortization		(22,649)	(18,858)
Internally developed software, net		$20,279	$14,860

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization expense	$1,391	$917	$3,791	$2,569

7.Goodwill & Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet	Envestnet | Yodlee	Total
Balance at December 31, 2016	$163,751	$268,185	$431,936
Purchase accounting adjustments - Wheelhouse	—	457	457
Foreign currency translation	—	353	353
Balance at September 30, 2017	$163,751	$268,995	$432,746

Intangible assets, net consist of the following:

					September 30, 2017			December 31, 2016
					Gross		Net	Gross		Net
	Estimated				Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	4	-	15	years	$259,350	$(72,743)	$186,607	$259,490	$(54,861)	$204,629
Proprietary technologies	2	-	8	years	57,328	(27,979)	29,349	57,770	(20,214)	37,556
Trade names	2	-	7	years	24,889	(8,766)	16,123	25,007	(6,178)	18,829
Backlog			4	years	11,000	(9,554)	1,446	11,000	(6,456)	4,544
Total intangible assets					$352,567	$(119,042)	$233,525	$353,267	$(87,709)	$265,558

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization expense	$10,377	$12,035	$31,333	$36,156

Future amortization expense of the intangible assets as of September 30, 2017, is expected to be as follows:

Years ending December 31:
Remainder of 2017	$10,232
2018	35,657
2019	32,038
2020	28,344
2021	20,638
Thereafter	106,616
$233,525

8.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2017	2016
Non-income tax receivable	$4,952	$3,879
FinaConnect escrow	2,000	429
Income tax receivable	2,267	1,864
Prepaid technology	1,827	1,318
Prepaid insurance	1,055	552
Other	11,898	8,182
	$23,999	$16,224

9.Other Non-Current Assets

Other non-current assets consist of the following:

	September 30,	December 31,
	2017	2016
Assets to fund deferred compensation liability	$5,122	$2,738
Deposits:
Lease	4,548	4,262
Other	614	2,083
Unamortized issuance costs on revolving credit facility	3,320	—
Investments in private companies	3,216	2,750
Other	1,149	2,130
	$17,969	$13,963

The Company owns 756,347 Class B Units in a privately held company at a historical purchase price of $1,250. The Company uses the cost method of accounting for this investment.

The Company previously owned 1,500,000 Class A units representing 21.4% of the outstanding membership interests of a privately held company for cash consideration of $1,500. During the third quarter of 2017, the Company purchased an additional 1,450,000 Class A units in this privately held company for cash consideration of $1,450. The additional investment increased the Company’s ownership interest to 34.5%.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, based on the three-tier fair value hierarchy.

	September 30, 2017
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$28,179	$28,179	$—	$—
Assets to fund deferred compensation liability(2)	5,122	—	—	5,122
Total assets	$33,301	$28,179	$—	$5,122
Liabilities
Contingent consideration	$2,696	$—	$—	$2,696
Deferred compensation liability(3)	4,006	4,006	—	—
Total liabilities	$6,702	$4,006	$—	$2,696

	December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$31,644	$31,644	$—	$—
Assets to fund deferred compensation liability(2)	2,738	—	—	2,738
Total assets	$34,382	$31,644	$—	$2,738
Liabilities
Contingent consideration	$4,868	$—	$—	$4,868
Deferred compensation liability(3)	2,885	2,885	—	—
Total liabilities	$7,753	$2,885	$—	$4,868

(1)	The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds.
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

The table below presents a reconciliation of contingent consideration liabilities of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2016 to September 30, 2017:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2016	$4,868
Settlement of contingent consideration liability	(2,286)
Contingent consideration adjustment	(218)
Accretion on contingent consideration	332
Balance at September 30, 2017	$2,696

The table below presents a reconciliation of the assets to fund deferred compensation liability of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2016 to September 30, 2017:

Fair Value of
Assets to Fund
Deferred
Compensation
Liability
Balance at December 31, 2016	$2,738
Contributions and fair value adjustments	2,384
Balance at September 30, 2017	$5,122

The asset value was increased due to funding of the plan as well as a gain on the underlying investment vehicles of $350, which resulted in an asset value as of September 30, 2017 of $5,122, which was included in other non-current assets on the condensed consolidated balance sheets.

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the nine months ended September 30, 2017.

On December 15, 2014, the Company issued $172,500 of Convertible Notes. As of September 30, 2017 and December 31, 2016, the carrying value of the 2019 Convertible Notes equaled $157,353 and $152,575, respectively, and represents the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of September 30, 2017 and December 31, 2016, the fair value of the Convertible Notes was $181,142 and $164,824, respectively. The Company considers the Convertible Notes to be Level II liabilities and uses a market approach to calculate the fair value of the Convertible Notes. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on September 30, 2017 (see Note 14).

As of September 30, 2017 and December 31, 2016, there was $0 and $142,000, respectively, of Term Notes outstanding. As of December 31, 2016 the outstanding value of our Term Notes approximated fair value as the Term Notes bore interest at variable rates and we believed our credit risk quality was consistent with when the debt originated. As of September 30, 2017 and December 31, 2016, the carrying value of the Term Notes equaled $0 and $138,335, respectively, and represents the aggregate principal amount outstanding less the unamortized debt issuance costs. The Company considered the Term Notes as of December 31, 2016 to be Level II liability (See Note 14).

As of September 30, 2017 and December 31, 2016, there was $101,168 and $0, respectively, outstanding on the revolving credit facility under the Amended and Restated Credit Agreement. As of September 30, 2017 and December 31, 2016 the outstanding balance on our revolving credit facility approximated fair value as the revolving credit facility bore interest at variable rates and we believed our credit risk quality was consistent with when the debt originated. The Company considered the revolving credit facility as of December 31, 2016 and as of September 30, 2017 to be Level I liability (See Note 14).

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2017 based upon the short-term nature of the assets and liabilities.

11.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Accrued investment manager fees	$37,344	$31,278
Accrued compensation and related taxes	37,882	35,287
Sales and use tax payable	12,914	10,108
Accrued professional services	4,646	3,213
Definite consideration	1,250	445
Other accrued expenses	8,841	7,432
	$102,877	$87,763

12.    Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Uncertain tax positions	$10,379	$7,762
Accrued deferred compensation	4,006	2,885
Accrued purchase liability	—	1,250
Other	142	1,539
	$14,527	$13,436

13.    Income Taxes

The following table includes the Company’s loss before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income (loss) before income tax provision (benefit)	$362	$(5,725)	$(10,101)	$(33,595)
Income tax provision (benefit)	1,682	(1,668)	10,824	(10,602)
Effective tax rate	464.6%	29.1%	(107.2)%	31.6%

The Company's effective tax rate in the three and nine months ended September 30, 2017 differed from the effective tax rate in the three and nine months ended September 30, 2016, primarily due to the valuation allowance the Company has put on all U.S. deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the U.S.

Gross unrecognized tax benefits were $17,853 and $16,476 at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $17,853.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded interest and penalties of $371 and $1,261 for the three and nine months period ended September 30, 2017, respectively. The Company recorded interest and penalties of $334 and $723 for the three and nine months period ended September 30, 2016, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company’s tax returns for the calendar years ended December 31, 2016, 2015, 2014, and 2013 remain open to examination by the Internal Revenue Service in their entirety.  With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended December 31, 2011 through 2016 remain open to examination by various state revenue services.

The Company's Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2006 and forward. Based on the outcome of examinations of our subsidiaries or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months however, at this time, we have not been notified by the India Tax Authority of any audit scheduled for finalization within the next twelve months.

14.    Debt

The Company’s outstanding debt obligations as of September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(13,075)	(17,149)
Unamortized issuance costs on Convertible Notes	(2,072)	(2,776)
Convertible Notes carrying value	$157,353	$152,575

Term Notes	$—	$142,000
Unamortized issuance costs on Term Notes	—	(3,665)
Term Notes carrying value	$—	$138,335

Revolving credit facility balance	$101,168	$—

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Coupon interest	$755	$754	$2,264	$2,264
Amortization of issuance costs	483	737	2,529	2,169
Accretion of debt discount	1,393	1,323	4,074	3,901
Interest on credit agreement	1,088	1,255	3,543	3,792
Undrawn and other fees	139	53	261	219
	$3,858	$4,122	$12,671	$12,345

Credit Agreement

On July 18, 2017, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent (the “Administrative Agent”). The Second Amended and Restated Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of November 19, 2015, as amended, among the Company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Prior Credit Facility”). Pursuant to the Second Amended and Restated Credit Agreement, the Banks have agreed to provide to the Company revolving credit commitments (the “Revolving Credit Facility”) in the aggregate amount of up to $350,000 which amount may be increased by $50,000.  The Second Amended and Restated Credit Agreement also includes a $5,000 subfacility for the issuance of letters of credit.

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

As of September 30, 2017, an amount of $101,168 was outstanding on the Revolving Credit Facility.

The July 18, 2017 amendment to the Prior Credit Facility replaced the Term Notes and related excess cash flow payment obligations with a revolving line of credit. The Company’s condensed consolidated balance sheets reflect these changes as of September 30, 2017 with no portion of debt related to the revolving credit facility being classified as short-term. As of September 30, 2017, the debt issuance costs related to the Second Amended and Restated Credit Agreement and the Prior Credit Facility are presented in other non-current assets and prepaid expenses and other current assets which have outstanding amounts of $3,320 and $855, respectively.

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

The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which is being accreted and recorded as additional interest expense over the life of the Convertible Notes. During the three and nine month periods ended September 30, 2017, the Company recognized $1,393 and $4,074, respectively, in accretion related to the discount. During the three and nine month periods ended September 30, 2016, the Company recognized $1,323 and $3,901, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the three and nine month periods ended September 30, 2017 was 5.4%. The effective interest rate on the liability component of the Convertible Notes for the three and nine month periods ended September 30, 2016 was 6.0%.

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

In connection with the Yodlee merger, the Company adopted the 2015 Acquisition Equity Award Plan (the “2015 Plan”). The 2015 Plan provides for the grant of restricted common stock units for certain Envestnet | Yodlee employees. The maximum number of shares of stock which may be issued with respect to awards under the 2015 Plan is 1,052,000. These awards vest over a period of 43 months subsequent to the acquisition date of November 19, 2015. As of September 30, 2017, the remaining amount of unrecognized expense totaled $6,070.

As of September 30, 2017, the maximum number of common shares of the Company available for future issuance under the Company’s plans is 3,945,537.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based compensation expense	$8,048	$7,554	$23,451	$25,872
Tax effect on stock-based compensation expense	(3,018)	(3,022)	(8,794)	(10,349)
Net effect on income	$5,030	$4,532	$14,657	$15,523

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 37.5% for the three and nine months ended September 30, 2017. The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 40.0% for the three and nine months ended September 30, 2016.  However, due to the valuation allowance recorded on domestic deferreds, there was no tax effect related to stock-based compensation expense for the three and nine months ended September 30, 2017.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Grant date fair value of options	$—	$14.46	$14.51	$9.56
Volatility	—%	42.2%	43.8%	42.2%
Risk-free interest rate	—%	1.1%	2.1%	1.4%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	—	5.0	6.3	6.3

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2016	3,033,194	$16.33	4.3	$63,264
Granted	75,238	31.70
Exercised	(208,334)	9.12
Forfeited	(9,062)	45.81
Outstanding as of March 31, 2017	2,891,036	17.15	4.5	50,792
Granted	—	—
Exercised	(84,949)	8.46
Forfeited	(1,667)	32.46
Outstanding as of June 30, 2017	2,804,420	17.41	4.3	66,206
Granted	—	—
Exercised	(134,890)	13.71
Forfeited	(2,201)	30.33
Outstanding as of September 30, 2017	2,667,329	17.58	4.1	89,739
Options exercisable	2,435,815	16.11	3.7	85,448

Exercise prices of stock options outstanding as of September 30, 2017 range from $0.11 to $55.29. At September 30, 2017, there was $2,414 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.8 years.

Restricted Stock Units and Restricted Stock Awards

Periodically, the Company grants restricted stock unit awards to employees.  Beginning with grants issued in February 2016, restricted stock units awards vest one-third on the first anniversary of the grant date and quarterly thereafter. For grants issued prior to February 2016, restricted stock units awards would vest ratably in three annual tranches from the date of grant. The following is a summary of the activity for unvested restricted stock units and awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2016	1,894,759	$30.40
Granted	872,941	31.89
Vested	(526,572)	31.68
Forfeited	(20,084)	27.52
Outstanding as of March 31, 2017	2,221,044	31.98
Granted	47,700	35.05
Vested	(199,163)	30.59
Forfeited	(45,683)	30.11
Outstanding as of June 30, 2017	2,023,898	32.17
Granted	29,000	39.10
Vested	(121,449)	32.26
Forfeited	(30,369)	31.61
Outstanding as of September 30, 2017	1,901,080	32.28

At September 30, 2017, there was $49,527 of unrecognized stock-based compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.0 years.

16.Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted loss per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock awards, restricted stock units and Convertible Notes using the treasury stock method, if dilutive. No items were included in the computation of diluted loss per share in the three and nine months ended September 30, 2016 and 2017 because the Company incurred a net loss attributable to Envestnet, Inc. in each of these periods and therefore these items were considered anti-dilutive.

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

The following table provides the numerators and denominators used in computing basic and diluted net loss per share attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss attributable to Envestnet, Inc.	$(1,320)	$(4,057)	$(20,925)	$(22,993)

Basic number of weighted-average shares outstanding	44,044,527	42,843,103	43,604,869	42,704,383

Diluted number of weighted-average shares outstanding	44,044,527	42,843,103	43,604,869	42,704,383

Net loss per share attributable to Envestnet, Inc.
Basic	$(0.03)	$(0.09)	$(0.48)	$(0.54)

Diluted	$(0.03)	$(0.09)	$(0.48)	$(0.54)

Securities that were anti-dilutive for the three and nine months ended September 30, 2017 and 2016 were as follows:

	As of
	September 30,
	2017	2016
Options to purchase common stock	2,667,329	3,283,331
Unvested restricted stock awards and units	1,901,080	1,981,775
Convertible Notes	2,743,321	2,743,321
Total	7,311,730	8,008,427

17.Major Customers

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Fidelity	17%	15%	17%	15%

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

Litigation

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2017. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of September 30, 2017, the Company estimated a sales and use tax liability of $12,914. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheet. The Company also estimated a sales and use tax receivable of $4,952 related to estimated recoverability of amounts due from customers. This amount is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. As a result, a net sales and use tax liability of $7,962 related to multiple jurisdictions with respect to revenues in the nine month period ended September 30, 2017 and prior years was probable. Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

Leases

The Company rents office space under leases that expire at various dates through 2030. Future minimum lease commitments under these operating leases, as of September 30, 2017, were as follows:

Years ending December 31:
Remainder of 2017	$3,309
2018	13,640
2019	14,492
2020	14,343
2021	13,751
Thereafter	53,538
Total	$113,073

19.Segment Information

Business segments are generally organized around our business services. Our business segments are:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes.  Nonsegment expenses include salary and benefits for certain corporate employees and officers, certain types of professional service expenses, insurance, acquisition related transaction costs, restructuring charges, and other non-recurring and/or non-operationally related expenses.

The following table presents revenue by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Envestnet	$135,948	$114,511	$386,638	$328,417
Envestnet | Yodlee	39,666	34,644	114,179	94,267
Consolidated revenue	$175,614	$149,155	$500,817	$422,684

Fidelity revenue as a percentage of Envestnet segment revenue:	22%	19%	22%	19%

No single customer amounts for Envestnet | Yodlee exceeded 10% of the segment total.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net loss attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Envestnet	$18,955	$12,361	$48,277	$32,425
Envestnet | Yodlee	(3,364)	(8,416)	(16,707)	(33,728)
Total segment income (loss) from operations	15,591	3,945	31,570	(1,303)
Nonsegment operating expenses	(11,243)	(5,236)	(27,833)	(19,078)
Other expense, net	(3,986)	(4,434)	(13,838)	(13,214)
Consolidated income (loss) before income taxes (benefit)	362	(5,725)	(10,101)	(33,595)
Income tax provision (benefit)	1,682	(1,668)	10,824	(10,602)
Consolidated net loss	(1,320)	(4,057)	(20,925)	(22,993)
Add: Net loss attributable to non-controlling interest	—	—	—	—
Consolidated net loss attributable to Envestnet, Inc.	$(1,320)	$(4,057)	$(20,925)	$(22,993)

Segment assets consist of cash, accounts receivable, prepaid expenses and other current assets, property, plant and equipment, net, internally developed software, net, goodwill, and other intangibles, net, and other non-current assets.  Segment capital expenditures consist of property and equipment and internally developed software expenditures.

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	September 30,	December 31,
	2017	2016
Segment assets:
Envestnet	$344,269	$341,602
Envestnet | Yodlee	517,953	530,799
Consolidated total assets	$862,222	$872,401

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Segment depreciation and amortization:
Envestnet	$6,414	$6,362	$19,196	$18,786
Envestnet | Yodlee	9,078	10,330	27,596	31,086
Consolidated depreciation and amortization	$15,492	$16,692	$46,792	$49,872

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Segment capital expenditures:
Envestnet	$4,406	$7,967	$17,337	$13,130
Envestnet | Yodlee	1,404	1,212	3,305	3,926
Consolidated capital expenditures	$5,810	$9,179	$20,642	$17,056

20.    Geographical Information

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	$158,750	$135,160	$452,333	$381,628
International (1)	16,864	13,995	48,484	41,056
Total	$175,614	$149,155	$500,817	$422,684
(1)	No foreign country accounted for more than 10% of total revenues.

The following table sets forth property, plant, and equipment, net by geographic area:

	September 30,	December 31,
	2017	2016
United States	$29,927	$28,713
India	4,886	3,596
Other	461	691
Total	$35,274	$33,000

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
•

our ability to identify potential acquisition candidates, complete acquisitions, including our acquisition of FolioDynamix, successfully integrate acquired companies and realize the expected benefits of acquisitions,

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

More than 2,900 companies, including 16 of the 20 largest U.S. banks, 39 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIA”), and hundreds of Internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences, and help drive better outcomes for enterprises, advisors, and their clients.

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

Recent Events

On September 25, 2017, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Folio Dynamics Holdings, Inc., a Delaware corporation (“FolioDynamix”), FCD Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Actua USA Corporation, a Delaware corporation, solely in its capacity as the representative of the stockholders of FolioDynamix.  Pursuant to the Merger Agreement, Merger Sub will merge with and into FolioDynamix, with FolioDynamix continuing as the surviving corporation (the “Acquisition”) and a wholly owned subsidiary of the Company. FolioDynamix will be included in the Envestnet segment.

FolioDynamix provides financial institutions, registered investment advisors, and other wealth management clients with an end-to-end technology solution paired with a suite of advisory tools including model portfolios, research, and overlay management services.

The Company plans to acquire FolioDynamix to add complementary trading tools as well as commission and brokerage support to Envestnet’s existing suite of offerings. The Company expects to integrate the technology and operations of FolioDynamix into the Company’s wealth management business, enabling the Company to further leverage its operating scale and data analytics capabilities.

Subject to the terms and conditions of the Merger Agreement, the Company will pay $195,000 in cash for all the outstanding shares of FolioDynamix, subject to certain post-closing adjustments.  The Company will fund the Acquisition price with a combination of cash on the Company’s balance sheet and borrowings under its revolving credit facility. Either the Company or FolioDynamix may terminate the Agreement if the closing does not occur by March 31, 2018.

The applicable antitrust pre-clearance filings were made by the parties on October 10, 2017 and October 11, 2017.  The Company is withdrawing its filing and plans to refile it immediately thereafter to allow the Department of Justice additional time to review the filing without having to issue a second request. The Company continues to expect the transaction to close in the first quarter of 2018, subject to satisfaction of the closing conditions.  The Company and FolioDynamix will continue to operate separately until the transaction closes.

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

Envestnet Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By September 30, 2017, Envestnet’s platform assets grew to approximately $1.3 trillion in 6.7 million accounts overseen by more than 59,000 advisors.

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

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2016	2016	2017	2017	2017
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$101,924	$105,178	$113,544	$122,543	$131,809
Assets Under Administration (AUA)	231,831	241,682	248,445	271,450	293,963
Subtotal AUM/A	333,755	346,860	361,989	393,993	425,772
Licensing	721,690	748,125	763,372	825,829	867,967
Total Platform Assets	$1,055,445	$1,094,985	$1,125,361	$1,219,822	$1,293,739
Platform Accounts
AUM	519,717	545,130	574,132	614,973	652,060
AUA	961,590	994,583	986,554	1,083,417	1,145,050
Subtotal AUM/A	1,481,307	1,539,713	1,560,686	1,698,390	1,797,110
Licensing	4,394,670	4,558,883	4,263,002	4,811,390	4,925,146
Total Platform Accounts	5,875,977	6,098,596	5,823,688	6,509,780	6,722,256
Advisors
AUM/A	35,861	36,483	36,985	38,498	40,379
Licensing	16,191	17,852	18,159	19,007	19,104
Total Advisors	52,052	54,335	55,144	57,505	59,483

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended September 30, 2017
	As of	Gross		Net	Market	As of
	6/30/2017	Sales	Redemptions	Flows	Impact	9/30/2017
	(in millions except account data)
Assets under Management (AUM)	$122,543	$10,585	$(5,178)	$5,407	$3,859	$131,809
Assets under Administration (AUA)	271,450	24,279	(10,873)	13,406	9,107	293,963
Total AUM/A	$393,993	$34,864	$(16,051)	$18,813	$12,966	$425,772
Fee-Based Accounts	1,698,390			98,720		1,797,110

The above AUM/A gross sales figures include $9.7 billion in new client conversions. The Company onboarded an additional $12.4 billion in licensing conversions during the three months ended September 30, 2017, bringing total conversions for the quarter to $22.1 billion.

	Asset Rollforward - Nine Months Ended September 30, 2017
	As of	Gross		Net	Market	Reclass to	As of
	12/31/2016	Sales	Redemptions	Flows	Impact	Licensing	9/30/2017
	(in millions except account data)
Assets under Management (AUM)	$105,178	$36,113	$(19,889)	$16,224	$10,407	$—	$131,809
Assets under Administration (AUA)	241,682	74,044	(40,258)	33,786	23,386	(4,891)	293,963
Total AUM/A	$346,860	$110,157	$(60,147)	$50,010	$33,793	$(4,891)	$425,772
Fee-Based Accounts	1,539,713			280,161		(22,764)	1,797,110

The above AUM/A gross sales figures include $20.9 billion in new client conversions. The Company onboarded an additional $34.7 billion in licensing conversions during the nine months ended September 30, 2017, bringing total conversions for the three quarters to $55.6 billion.

The mix of AUM and AUA was as follows for the periods indicated:

	September 30,	December 31,	March 31,	June 30,	September 30,
	2016	2016	2017	2017	2017
Assets under management (AUM)	31%	30%	31%	31%	31%
Assets under administration (AUA)	69%	70%	69%	69%	69%
	100%	100%	100%	100%	100%

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

•

The Financial Institutions group provides customers with secure access to open application programming interfaces (“APIs”), end-user facing applications powered by our platform and APIs (“FinApps”), and also reports. Customers receive end user-permissioned transaction data elements that we aggregate and cleanse. Yodlee also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business solutions. They are targeted at the retail financial, wealth management, small business, card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Yodlee’s Expense FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 16,000 sources, including banking, investment, loan, and credit card information.

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

Both FI and YI groups benefit customers by improving end-user satisfaction and retention, accelerating speed to market, creating technology savings and enhancing their data analytics solutions and market research capabilities. End users receive better access to their financial information and more control over their finances, leading to more informed and personalized decision making. For customers who are members of the developer community, Yodlee solutions provide access to critical data and payments solutions, faster speed to market and enhanced distribution.

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

Operational Highlights

Revenues from assets under management (“AUM”) or assets under administration (“AUA”) or collectively (“AUM/A”) increased 18% from $90,042 in the three months ended September 30, 2016 to $106,147 in the three months ended September 30, 2017. Subscription and licensing revenues increased 21% from $51,959 in the three months ended September 30, 2016 to $62,963 in the three months ended September 30, 2017. Total revenues, which include professional service and other fees, increased 18% from $149,155 in the three months ended September 30, 2016 to $175,614 in the three months ended September 30, 2017. The increase in total revenues was primarily a result of the positive effects of new account growth and positive net flows of AUM/A as well as an increase in subscription and licensing revenues related to Envestnet | Yodlee and Envestnet | Enterprise segments of $6,190 and $4,814, respectively.

Revenues from assets AUM/A increased 16% from $258,969 in the nine months ended September 30, 2016 to $299,268 in the nine months ended September 30, 2017. Subscription and licensing revenues increased 27% from $142,303 in the nine months ended September 30, 2016 to $180,675 in the nine months ended September 30, 2017. Total revenues, which include professional service and other fees, increased 18% from $422,684 in the nine months ended September 30, 2016 to $500,817 in the nine months ended September 30, 2017. The increase in total revenues was primarily a result of the positive effects of new account growth and positive net flows of AUM/A as well as an increase in subscription and licensing revenues related to Envestnet | Yodlee and Envestnet | Enterprise segments of $20,953 and $17,419, respectively.

The net loss attributable to Envestnet, Inc. for the three months ended September 30, 2017 was $1,320, or $0.03 per diluted share, compared to net loss attributable to Envestnet, Inc. of $4,057 or $0.09 per diluted share for the three months ended September 30, 2016. The net loss attributable to Envestnet, Inc. for the nine months ended September 30, 2017 was $20,925, or $0.48 per diluted share, compared to net loss attributable to Envestnet, Inc. of $22,993 or $0.54 per diluted share for the nine months ended September 30, 2016.

Adjusted revenues for the three months ended September 30, 2017 was $175,629, an increase of 17% from $149,486 in the prior year period. Adjusted EBITDA for the three months ended September 30, 2017 was $34,789, an increase of 26% from $27,505 in the prior year period. Adjusted net income for the three months ended September 30, 2017 was $17,283, or $0.37 per diluted share, compared to adjusted net income of $12,463, or $0.28 per diluted share in the prior year period.

Adjusted revenues for the nine months ended September 30, 2017 was $500,937, an increase of 18% from $423,465 in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2017 was $90,152, an increase of 30% from $69,126 in the prior year period. Adjusted net income for the nine months ended September 30, 2017 was $41,948, or $0.91 per diluted share, compared to adjusted net income of $29,498, or $0.67 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in thousands)			(in thousands)
Revenues:
Assets under management or administration	$106,147	$90,042	18%	$299,268	$258,969	16%
Subscription and licensing	62,963	51,959	21%	180,675	142,303	27%
Professional services and other	6,504	7,154	(9)%	20,874	21,412	(3)%
Total revenues	175,614	149,155	18%	500,817	422,684	18%
Operating expenses:
Cost of revenues	56,070	47,259	19%	161,031	132,319	22%
Compensation and benefits	68,551	60,345	14%	199,079	180,625	10%
General and administration	31,153	26,150	19%	90,178	80,249	12%
Depreciation and amortization	15,492	16,692	(7)%	46,792	49,872	(6)%
Total operating expenses	171,266	150,446	14%	497,080	443,065	12%
Income (loss) from operations	4,348	(1,291)	* %	3,737	(20,381)	(118)%
Other expense, net	(3,986)	(4,434)	(10)%	(13,838)	(13,214)	5%
Loss before income tax provision (benefit)	362	(5,725)	(106)%	(10,101)	(33,595)	(70)%
Income tax provision (benefit)	1,682	(1,668)	(201)	10,824	(10,602)	(202)%
Net loss	(1,320)	(4,057)	(67)%	(20,925)	(22,993)	(9)%
Add: Net loss attributable to non-controlling interest	—	—	—%	—	—	—%
Net loss attributable to Envestnet, Inc.	$(1,320)	$(4,057)	(67)%	$(20,925)	$(22,993)	(9)%

*Not meaningful.

Three months ended September 30, 2017 compared to three months September 30, 2016

Revenues

Total revenues increased 18% from $149,155 in the three months ended September 30, 2016 to $175,614 in the three months ended September 30, 2017. The increase was primarily due to an increase in revenues from AUM/A and subscription and licensing of $16,105 and $11,004, respectively. Revenues from AUM/A remained consistent as a percentage of total revenues at 60% in the three months ended September 30, 2016 and 2017.

Assets under management or administration

Revenues earned from AUM/A increased 18% from $90,042 in the three months ended September 30, 2016 to $106,147 in the three months ended September 30, 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2017, relative to the corresponding period in 2016. In the third quarter of 2017, revenues were also positively affected by new account growth and positive net flows of AUM/A during the first and second quarters of 2017.

The number of financial advisors with AUM/A on our technology platforms increased from 35,861 as of September 30, 2016 to 40,379 as of September 30, 2017 and the number of AUM/A client accounts increased from approximately 1,500,000 as of September 30, 2016 to approximately 1,800,000 as of September 30, 2017.

Subscription and licensing

Subscription and licensing revenues increased 21% from $51,959 in the three months ended September 30, 2016 to $62,963 in the three months ended September 30, 2017. This increase was primarily due to an increase in Envestnet related revenue of $2,051,  an increase in Envestnet | Tamarac related revenue of $2,763 and Envestnet | Yodlee contributing an additional $6,190. The increase in Envestnet and Envestnet | Tamarac revenue is a result of Envestnet and Envestnet | Tamarac continuing to add clients and selling additional services to existing clients. The increase in Envestnet | Yodlee revenue is primarily due to an increase in revenue from new and existing customers of $6,190. Approximately $4.8 million or 77% of this increase was attributed to our data analytics channel while the reminder was mainly driven by increases in our FI and YI groups.

Professional services and other

Professional services and other revenues decreased 9% from $7,154 in the three months ended September 30, 2016 to $6,504 in the three months ended September 30, 2017, primarily due to Envestnet | Yodlee recognizing one-time onboarding of data analytic customers in the three months ended September 30, 2016 that did not repeat in the three months ended September 30, 2017, offset by an overall increase in existing customer revenue attributable to Envestnet | Tamarac.

Cost of revenues

Cost of revenues increased 19% from $47,259 in the three months ended September 30, 2016 to $56,070 in the three months ended September 30, 2017, primarily due to a corresponding increase in revenues from AUM/A, the mix of such revenues from AUM/A, and an increase in cost of revenues associated with subscription and licensing revenues. As a percentage of total revenues, cost of revenues remained consistent at 32% in the three months ended September 30, 2016 and 2017.

Compensation and benefits

Compensation and benefits increased 14% from $60,345 in the three months ended September 30, 2016 to $68,551 in the three months ended September 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $4,678, primarily a result of an increase in headcount to support organic growth. Also contributing to the growth were increases in incentive compensation of $2,624, severance expense of  $539 and stock-based compensation of $494. As a percentage of total revenues, compensation and benefits decreased from 40% in the three months ended September 30, 2016 to 39% in the three months ended September 30, 2017.

General and administration

General and administration expenses increased 19% from $26,150 in the three months ended September 30, 2016 to $31,153 in the three months ended September 30, 2017, primarily due to increases in acquisition costs of $2,360, audit and related fees of $520,  website and systems costs of $868, non-income tax expense adjustments of $571, professional and legal fees of $508, occupancy costs of $493, external data and research services of $483 and marketing expenses of $380, offset by decreases in litigation related expense of $2,097 and fair market value adjustments on contingent consideration  of $349. As a percentage of total revenues, general and administration expenses remained consistent at 18% in the three months ended September 30, 2016 and 2017.

Depreciation and amortization

Depreciation and amortization expense decreased 7% from $16,692 in the three months ended September 30, 2016 to $15,492 in the three months ended September 30, 2017, primarily due to a decrease in intangible asset amortization of $1,658, offset by an increase in amortization of internally developed software of $474. As a percentage of total revenues, depreciation and amortization expense decreased from 11% in the three months ended September 30, 2016 to 9% in the three months ended September 30, 2017.

Other expense, net

Other expense, net decreased 10% from $4,434 in the three months ended September 30, 2016 to $3,986 in the three months ended September 30, 2017, primarily due to a decrease in interest expense of $264 and foreign exchange impact of $283. Other income primarily consists of interest expense as well as impacts related to investments in private companies and foreign currency exchange.

Income tax provision (benefit)

	Three Months Ended
	September 30,
	2017	2016
Income (loss) before income tax provision (benefit)	$362	$(5,725)
Income tax provision (benefit)	1,682	(1,668)
Effective tax rate	464.6%	29.1%

For the three months ended September 30, 2017, our effective tax rate differs from the statutory rate primarily due to the book loss with no resulting benefit from net operating loss generation as a result of the valuation allowance on all domestic deferreds, compared to the book loss in 2016 with the absence of a valuation allowance.

For the three months ended September 30, 2016, our effective tax rate differs from the statutory rate primarily due to various permanent items, accrual for reserves for uncertain tax positions and estimated research and development tax credit generation.

Nine months ended September 30, 2017 compared to nine months September 30, 2016

Revenues

Total revenues increased 18% from $422,684 in the nine months ended September 30, 2016 to $500,817 in the nine months ended September 30, 2017. The increase was primarily due to an increase in revenues from AUM/A and subscription and licensing of $40,299 and $38,372, respectively. Revenues from AUM/A decreased as a percentage of total revenues from 61% to 60% in the nine months ended September 30, 2016 and 2017, respectively, primarily because the growth in subscription and licensing revenue exceeded the growth in AUM/A.

Assets under management or administration

Revenues earned from AUM/AUA increased 16% from $258,969 in the nine months ended September 30, 2016 to $299,268 in the nine months ended September 30, 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2017, relative to the corresponding period in 2016. In the first three quarters of 2017, revenues were also positively affected by new account growth and positive net flows of AUM/A during 2016 and the first and second quarters of 2017.

The number of financial advisors with AUM/A on our technology platforms increased from 35,861 as of September 30, 2016 to 40,379 as of September 30, 2017 and the number of AUM/A client accounts increased from approximately 1,500,000 as of September 30, 2016 to approximately 1,800,000 as of September 30, 2017.

Subscription and licensing

Subscription and licensing revenues increased 27% from $142,303 in the nine months ended September 30, 2016 to $180,675 in the nine months ended September 30, 2017. This increase was primarily due to an increase in Envestnet related revenue of $8,632, an increase in Envestnet | Tamarac related revenue of $8,787 and Envestnet | Yodlee contributing an additional $20,953. The increase in Envestnet and Envestnet | Tamarac revenue is a result of Envestnet and Envestnet | Tamarac continuing to add clients and selling additional services to existing clients. The increase in Envestnet | Yodlee revenue is primarily due to an increase in revenue from new and existing customers of $20,953. Approximately $16.1 million or 77% of this increase was attributed to our data analytics channel while the reminder was mainly driven by increases in our FI and YI groups.

Professional services and other

Professional services and other revenues decreased 3% from $21,412 in the nine months ended September 30, 2016 to $20,874 in the nine months ended September 30, 2017,  primarily due to Envestnet | Yodlee recognizing one-time onboarding of data analytic customers in the nine months ended September 30, 2016 that did not repeat in the nine months ended September 30, 2017, offset by an overall increase in existing customer revenue attributable to Envestnet | Tamarac.

Cost of revenues

Cost of revenues increased 22% from $132,319 in the nine months ended September 30, 2016 to $161,031 in the nine months ended September 30, 2017, primarily due to a corresponding increase in revenues from AUM or AUA, the mix of such revenues from AUM or AUA, and an increase in cost of revenues associated with subscription and licensing revenues. As a percentage of total revenues, cost of revenues increased from 31% in the nine months ended September 30, 2016 to 32% in the nine months ended September 30, 2017.

Compensation and benefits

Compensation and benefits increased 10% from $180,625 in the nine months ended September 30, 2016 to $199,079 in the nine months ended September 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $16,859, primarily a result of an increase in headcount to support organic growth. Also contributing to the growth were increases in incentive compensation of $3,320 and short-term variable compensation of $1,799, offset by decreases in stock-based compensation of $2,421 and severance of $844. As a percentage of total revenues, compensation and benefits decreased from 43% in the nine months ended September 30, 2016 to 40% in the nine months ended September 30, 2017. The decrease in the compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to a lower compensation and benefit increase.

General and administration

General and administration expenses increased 12% from $80,249 in the nine months ended September 30, 2016 to $90,178 in the nine months ended September 30, 2017, primarily due to increases in audit and related fees of $3,308,  acquisition related costs of $2,127, occupancy costs of $2,110, marketing of $1,788, non-income tax expense adjustments of $1,734, professional and legal fees of $1,583 and travel and entertainment of $828, offset by decreases in litigation related expense of $3,032 and fair market value adjustments on contingent consideration of $838. As a percentage of total revenues, general and administration expenses decreased from 19% in the nine months ended September 30, 2016 to 18% in the nine months ended September 30, 2017.

Depreciation and amortization

Depreciation and amortization expense decreased 6% from $49,872 in the nine months ended September 30, 2016 to $46,792 in the nine months ended September 30, 2017, primarily due to a decrease in intangible asset amortization of $4,823, offset by an increase in amortization of internally developed software of $1,222 and depreciation of fixed assets of $521. As a percentage of total revenues, depreciation and amortization expense decreased from 12% in the nine months ended September 30, 2016 to 9% in the nine months ended September 30, 2017.

Other expense, net

Other expense, net increased 5% from $13,214 in the nine months ended September 30, 2016 to $13,838 in the nine months ended September 30, 2017, due to an increase in interest expense of $326 primarily as a result of an increase in debt issuance cost amortization and debt discount accretion as well as foreign currency exchange impact of $284.  Other income primarily consists of interest expense as well as impacts related to investments in private companies and foreign currency exchange.

Income tax provision (benefit)

	Nine Months Ended
	September 30,
	2017	2016
Loss before income tax provision (benefit)	$(10,101)	$(33,595)
Income tax provision (benefit)	10,824	(10,602)
Effective tax rate	(107.2)%	31.6%

For the nine months ended September 30, 2017, our effective tax rate differs from the statutory rate primarily due to the book loss with no resulting benefit from net operating loss generation as a result of the valuation allowance on all domestic deferreds, compared to the book loss in 2016 with the absence of a valuation allowance.

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

Segments

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in Note 19 to the notes to the condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

The following table presents income (loss) from operations by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Envestnet	$18,955	$12,361	$48,277	$32,425
Envestnet | Yodlee	(3,364)	(8,416)	(16,707)	(33,728)
Total segment income (loss) from operations	15,591	3,945	31,570	(1,303)
Nonsegment operating expenses	(11,243)	(5,236)	(27,833)	(19,078)
Other expense, net	(3,986)	(4,434)	(13,838)	(13,214)
Consolidated income (loss) before income taxes (benefit)	362	(5,725)	(10,101)	(33,595)
Income tax provision (benefit)	1,682	(1,668)	10,824	(10,602)
Consolidated net loss	(1,320)	(4,057)	(20,925)	(22,993)
Add: Net loss attributable to non-controlling interest	—	—	—	—
Consolidated net loss attributable to Envestnet, Inc.	$(1,320)	$(4,057)	$(20,925)	$(22,993)

Envestnet

The following table presents income from operations for the Envestnet segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in thousands)			(in thousands)
Revenues:
Assets under management or administration	$106,147	$90,042	18%	$299,268	$258,969	16%
Subscription and licensing	27,012	22,198	22%	77,720	60,301	29%
Professional services and other	2,789	2,271	23%	9,650	9,147	5%
Total revenues	135,948	114,511	19%	386,638	328,417	18%

Operating expenses:
Cost of revenues	52,957	43,806	21%	151,430	124,649	21%
Compensation and benefits	41,158	37,067	11%	119,378	106,648	12%
General and administration	16,464	14,915	10%	48,357	45,909	5%
Depreciation and amortization	6,414	6,362	—%	19,196	18,786	2%
Total operating expenses	116,993	102,150	15%	338,361	295,992	14%
Income from operations	$18,955	$12,361	53%	$48,277	$32,425	49%

Three months ended September 30, 2017 compared to three months September 30, 2016 for the Envestnet segment

Revenues

Total revenues increased 19% from $114,511 in the three months ended September 30, 2016 to $135,948 in the three months ended September 30, 2017. The increase was primarily due to an increase in revenues from AUM/A of $16,105 and an increase in revenues from subscription and licensing of $4,814. Revenues from AUM/A were 79% and 78% of total revenues in the three months ended September 30, 2016 and 2017, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 18% from $90,042 in the three months ended September 30, 2016 to $106,147 in the three months ended September 30, 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2017, relative to the corresponding period in 2016. In the third quarter of 2017, revenues were also positively affected by new account growth and positive net flows of AUM or AUA during the first and second quarters of 2017.

The number of financial advisors with AUM or AUA on our technology platforms increased from 35,861 as of September 30, 2016 to 40,379 as of September 30, 2017 and the number of AUM or AUA client accounts increased from approximately 1,500,000 as of September 30, 2016 to approximately 1,800,000 as of September 30, 2017.

Subscription and licensing

Subscription and licensing revenues increased 22% from $22,198 in the three months ended September 30, 2016 to $27,012 in the three months ended September 30, 2017, primarily due to an increase in Envestnet | Enterprise related revenue of $2,051 and an increase in Envestnet | Tamarac related revenue of $2,763. The increase in Envestnet | Enterprise and Envestnet | Tamarac revenue is a result of Envestnet | Enterprise and Envestnet | Tamarac continuing to add clients and selling additional services to existing clients.

Professional services and other

Professional services and other revenues increased 23% from $2,271 in the three months ended September 30, 2016 to $2,789 in the three months ended September 30, 2017, primarily due to an overall increase in existing customer revenue attributable to Envestnet | Tamarac.

Cost of revenues

Cost of revenues increased 21% from $43,806 in the three months ended September 30, 2016 to $52,957 in the three months ended September 30, 2017, primarily due to the corresponding increase in revenues from AUM or AUA, and the mix of such revenues. As a percentage of total revenues, cost of revenues increased from 38% in the three months ended September 30, 2016 to 39% in the three months ended September 30, 2017.

Compensation and benefits

Compensation and benefits increased 11% from $37,067 in the three months ended September 30, 2016 to $41,158 in the three months ended September 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $1,663, primarily a result of an increase in headcount to support organic growth. An increase in incentive compensation of $1,796 and severance of $529 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits decreased from 32% in the three months ended September 30, 2016 to 30% in the three months ended September 30, 2017.

General and administration

General and administration expenses increased 10% from $14,915 in the three months ended September 30, 2016 to $16,464 in the three months ended September 30, 2017, primarily due to increases in external data and research services expenses of $913, non-income tax expense adjustments of $571 and marketing of $309. As a percentage of total revenues, general and administration expenses decreased from 13% in the three months ended September 30, 2016 to 12% in the three months ended September 30, 2017.

Depreciation and amortization

Depreciation and amortization expense increased from $6,362 in the three months ended September 30, 2016 to $6,414 in the three months ended September 30, 2017. As a percentage of total revenues, depreciation and amortization expense decreased from 6% in the three months ended September 30, 2016 to 5% in the three months ended September 30, 2017.

Nine months ended September 30, 2017 compared to nine months September 30, 2016 for the Envestnet segment

Revenues

Total revenues increased 18% from $328,417 in the nine months ended September 30, 2016 to $386,638 in the nine months ended September 30, 2017. The increase was primarily due to an increase in revenues from AUM/A of $40,299 and an increase in revenues from subscription and licensing of $17,419. Revenues from AUM/A were 79% and 77% of total revenues in the nine months ended September 30, 2016 and 2017, respectively.

Assets under management or administration

Revenues earned from AUM/AUA increased 16% from $258,969 in the nine months ended September 30, 2016 to $299,268 in the nine months ended September 30, 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle in 2017, relative to the corresponding period in 2016. In the first three quarters of 2017, revenues were also positively affected by new account growth and positive net flows of AUM or AUA during 2016 and the first and second quarters of 2017.

The number of financial advisors with AUM or AUA on our technology platforms increased from 35,861 as of September 30, 2016 to 40,379 as of September 30, 2017 and the number of AUM or AUA client accounts increased from approximately 1,500,000 as of September 30, 2016 to approximately 1,800,000 as of September 30, 2017.

Subscription and licensing

Subscription and licensing revenues increased 29% from $60,301 in the nine months ended September 30, 2016 to $77,720 in the nine months ended September 30, 2017, primarily due to an increase in Envestnet | Enterprise related revenue of $8,632 and an increase in Envestnet | Tamarac related revenue of $8,787. The increase in Envestnet | Enterprise and Envestnet | Tamarac revenue is a result of Envestnet | Enterprise and Envestnet | Tamarac continuing to add clients and selling additional services to existing clients.

Professional services and other

Professional services and other revenues increased 5% from $9,147 in the nine months ended September 30, 2016 to $9,650 in the nine months ended September 30, 2017, primarily due to an overall increase in existing customer revenue attributable to Envestnet | Tamarac.

Cost of revenues

Cost of revenues increased 21% from $124,649 in the nine months ended September 30, 2016 to $151,430 in the nine months ended September 30, 2017, primarily due to the corresponding increase in revenues from AUM or AUA, and the mix of such revenues. As a percentage of total revenues, cost of revenues increased from 38% in the nine months ended September 30, 2016 to 39% in the nine months ended September 30, 2017.

Compensation and benefits

Compensation and benefits increased 12% from $106,648 in the nine months ended September 30, 2016 to $119,378 in the nine months ended September 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $7,066, primarily a result of an increase in headcount to support organic growth. Increases in non-cash compensation expense of $2,420, incentive compensation of $1,996 and short-term variable compensation of $1,224 also contributed to the growth. As a percentage of total revenues, compensation and benefits decreased from 32% in the nine months ended September 30, 2016 to 31% in the nine months ended September 30, 2017.

General and administration

General and administration expenses increased 5% from $45,909 in the nine months ended September 30, 2016 to $48,357 in the nine months ended September 30, 2017, primarily due to increases in external data and research services expenses of $1,791,  non-income tax expense adjustments of $1,734,  marketing expenses of $779, occupancy costs of $695, miscellaneous general and administrative expense of $364 and accretion of $265, offset by decreases in website and systems costs of $2,543 and legal fees of $226. As a percentage of total revenues, general and administration expenses decreased from 14% in the nine months ended September 30, 2016 to 13% in the nine months ended September 30, 2017.

Depreciation and amortization

Depreciation and amortization expense increased 2% from $18,786 in the nine months ended September 30, 2016 to $19,196 in the nine months ended September 30, 2017, primarily due to an increase in depreciation on fixed assets and internally developed software of $2,461, offset by a decrease in amortization of intangibles of $2,051. As a percentage of total revenues, depreciation and amortization expense decreased from 6% in the nine months ended September 30, 2016 to 5% in the nine months ended September 30, 2017.

Envestnet | Yodlee

The following table presents loss from operations for the Envestnet | Yodlee segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in thousands)			(in thousands)
Revenues:
Subscription and licensing	$35,951	$29,761	21%	$102,955	$82,002	26%
Professional services and other	3,715	4,883	(24)%	11,224	12,265	(8)%
Total revenues	39,666	34,644	14%	114,179	94,267	21%

Operating expenses:
Cost of revenues	3,113	3,453	(10)%	9,601	7,670	25%
Compensation and benefits	23,463	20,936	12%	70,055	65,386	7%
General and administration	7,376	8,341	(12)%	23,634	23,853	(1)%
Depreciation and amortization	9,078	10,330	(12)%	27,596	31,086	(11)%
Total operating expenses	43,030	43,060	—%	130,886	127,995	2%
Loss from operations	$(3,364)	$(8,416)	(60)%	$(16,707)	$(33,728)	(50)%

Three months ended September 30, 2017 compared to three months ended September 30, 2016 for the Envestnet | Yodlee segment

Revenues

Total revenues increased 14% from $34,644 in the three months ended September 30, 2016 to $39,666 in the three months ended September 30, 2017. The increase was primarily due to an increase in revenues from subscription and licensing of $6,190, offset by a decrease in professional services and other revenue of $1,168. Revenues from professional services and other were 14% and 9% of total revenues in the three months ended September 30, 2016 and 2017, respectively.

Subscription and licensing

Subscription and licensing revenues increased 21% from $29,761 in the three months ended September 30, 2016 to $35,951 in the three months ended September 30, 2017, primarily due to an increase in revenue from new and existing customers of $6,190. Of this increase, approximately $4.8 million or 77% was attributed to our data analytics channel while the reminder primarily derived from our FI and YI groups.

Professional services and other

Professional services and other revenues decreased 24% from $4,883 in the three months ended September 30, 2016 to $3,715 in the three months ended September 30, 2017, primarily due to timing of new data analytics customer deployments.

Cost of revenues

Cost of revenues decreased 10% from $3,453 in the three months ended September 30, 2016 to $3,113 in the three months ended September 30, 2017, primarily due to decrease in third party consulting and professional services of $469 that was primarily associated with new data analytic customer deployments, offset by an increase in hosting and payment processing services of $181 to support our overall revenue growth. As a percentage of total revenues, cost of revenues decreased from 10% in the three months ended September 30, 2016 to 8% in the three months ended September 30, 2017.

Compensation and benefits

Compensation and benefits increased 12% from $20,936 in the three months ended September 30, 2016 to $23,463 in the three months ended September 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $2,258, as a result of increased headcount to support organic growth and an increase related to the Wheelhouse acquisition, and an increase in incentive compensation of $724, offset by a decrease in non-cash compensation expense of $262. As a percentage of total revenues, compensation and benefits decreased from 60% in the three months ended September 30, 2016 to 59% in the three months ended September 30, 2017. The decrease in compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in compensation and benefit expenses.

General and administration

General and administration expenses decreased 12% from $8,341 in the three months ended September 30, 2016 to $7,376 in the three months ended September 30, 2017, primarily due to a decrease in legal expense of $2,093, partially offset by increases in software purchase and maintenance of $647 and occupancy cost of $505. As a percentage of total revenues, general and administration expenses decreased from 24% in the three months ended September 30, 2016 to 19% in the three months ended September 30, 2017. The decrease in general and administration as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in general and administration expenses.

Depreciation and amortization

Depreciation and amortization expense decreased 12% from $10,330 in the three months ended September 30, 2016 to $9,078 in the three months ended September 30, 2017, primarily due to a decrease in intangible asset amortization of $1,122 related to purchase accounting adjustments recorded in the prior year to the fair values of certain intangible assets from the Yodlee acquisition and a decrease in depreciation of $50 related to the Yodlee acquisition recorded in the same period last year. The decrease was partially offset by an increase of $210 in intangible asset amortization as a result of the Wheelhouse acquisition. As a percentage of total revenues, depreciation and amortization expense decreased from 30% in the three months ended September 30, 2016 to 23% in the three months ended September 30, 2017. The decrease in depreciation and amortization as a percentage of total revenues is primarily due to a higher revenue increase and a decrease in depreciation and amortization.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 for the Envestnet | Yodlee segment

Revenues

Total revenues increased 21% from $94,267 in the nine months ended September 30, 2016 to $114,179 in the nine months ended September 30, 2017. The increase was primarily due to an increase in revenues from subscription and licensing of $20,953. Revenues from professional services and other were 13% and 10% of total revenues in the nine months ended September 30, 2016 and 2017, respectively.

Subscription and licensing

Subscription and licensing revenues increased 26% from $82,002 in the nine months ended September 30, 2016 to $102,955 in the nine months ended September 30, 2017, primarily due to an increase in revenue from new and existing customers of $20,953. Of this increase, approximately $16.1 million or 77% was attributed to our data analytics channel while the reminder primarily derived from our FI and YI groups.

Professional services and other

Professional services and other revenues decreased 8% from $12,265 in the nine months ended September 30, 2016 to $11,224 in the nine months ended September 30, 2017, primarily due to timing of new data analytics customer deployments.

Cost of revenues

Cost of revenues increased 25% from $7,670 in the nine months ended September 30, 2016 to $9,601 in the nine months ended September 30, 2017, primarily due to an increase in third party consulting and professional services of $802 and hosting and payment processing services of $1,213 to support our overall revenue growth. As a percentage of total revenues, cost of revenues remained consistent at 8% in the nine months ended September 30, 2016 and 2017.

Compensation and benefits

Compensation and benefits increased 7% from $65,386 in the nine months ended September 30, 2016 to $70,055 in the nine months ended September 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $7,976, as a result of increased headcount to support organic growth and an increase related to the Wheelhouse acquisition.  Also contributing to the growth was an increase in incentive compensation of $1,292, offset by a decrease in non-cash compensation expense of $4,049 and severance of $444. As a percentage of total revenues, compensation and benefits decreased from 69% in the nine months ended September 30, 2016 to 61% in the nine months ended September 30, 2017.

General and administration

General and administration expenses decreased 1% from $23,853 in the nine months ended September 30, 2016 to $23,634 in the nine months ended September 30, 2017, primarily due to decreases in legal expense of $2,802 and realized losses on designated hedges of $486, offset by increases in software purchase and maintenance of $1,733 and occupancy cost of $1,416. As a percentage of total revenues, general and administration expenses decreased from 25% in the nine months ended September 30, 2016 to 21% in the nine months ended September 30, 2017. The decrease in general and administration as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in general and administration expenses.

Depreciation and amortization

Depreciation and amortization expense decreased 11% from $31,086 in the nine months ended September 30, 2016 to $27,596 in the nine months ended September 30, 2017, primarily due to a decrease in intangible asset amortization of $3,365 related to purchase accounting adjustments recorded in the prior year to the fair values of certain intangible assets from the Yodlee acquisition and a decrease in depreciation of $635 related to the Yodlee acquisition recorded in the same period last year. The decrease was offset by an increase of $592 in intangible asset amortization as a result of the Wheelhouse acquisition. As a percentage of total revenues, depreciation and amortization expense decreased from 33% in the nine months ended September 30, 2016 to 24% in the nine months ended September 30, 2017. The decrease in depreciation and amortization as a percentage of total revenues is primarily due to a higher revenue increase and a decrease in depreciation and amortization.

Nonsegment

The following table presents nonsegment loss from operations:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$3,930	$2,342	68%	$9,646	$8,591	12%
General and administration	7,313	2,894	153%	18,187	10,487	73%
Total operating expenses	11,243	5,236	115%	27,833	19,078	46%
Loss from operations	$(11,243)	$(5,236)	115%	$(27,833)	$(19,078)	46%

Three months ended September 30, 2017 compared to three months ended September 30, 2016 for nonsegment

Compensation and benefits

Compensation and benefits increased 68% from $2,342 in the three months ended September 30, 2016 to $3,930 in the three months ended September 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $756 and non-cash compensation expense of $642.

General and administration

General and administration expenses increased 153% from $2,894 in the three months ended September 30, 2016 to $7,313 in the three months ended September 30, 2017, primarily due to an increase in acquisition costs of $1,992, audit and related fees of $520 and professional and legal fees of $680, offset by a decrease in fair market value adjustments on contingent consideration of $349.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016 for nonsegment

Compensation and benefits

Compensation and benefits increased 12% from $8,591 in the nine months ended September 30, 2016 to $9,646 in the nine months ended September 30, 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $1,816, offset by decreases in non-cash compensation expense of $792 and severance of $322.

General and administration

General and administration expenses increased 73% from $10,487 in the nine months ended September 30, 2016 to $18,187 in the nine months ended September 30, 2017, primarily due to increases in audit and related fees of $2,837, acquisition costs of $1,435, professional and legal fees of $1,782 and marketing expense of $509, offset by a decrease in fair market value adjustments on contingent consideration of $838.

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

•

Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards we had net cash paid (refunds) of $1,449 and ($175) for the nine months ended September 30, 2017 and 2016, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Total revenues	$175,614	$149,155	$500,817	$422,684
Deferred revenue fair value adjustment	15	331	120	781
Adjusted revenues	$175,629	$149,486	$500,937	$423,465

The following table sets forth a reconciliation of net loss to adjusted EBITDA based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income (loss)	$(1,320)	$(4,057)	$(20,925)	$(22,993)
Add (deduct):
Deferred revenue fair value adjustment	15	331	120	781
Interest income	(58)	(6)	(108)	(28)
Interest expense	3,858	4,122	12,671	12,345
Accretion on contingent consideration and purchase liability	104	23	408	143
Income tax provision (benefit)	1,682	(1,668)	10,824	(10,602)
Depreciation and amortization	15,492	16,692	46,792	49,872
Non-cash compensation expense	8,048	7,554	23,451	25,872
Restructuring charges and transaction costs	4,608	998	10,235	4,484
Severance	1,597	1,058	2,260	3,104
Fair market value adjustment on contingent consideration	—	349	—	838
Litigation related expense	—	2,097	1,033	4,065
Foreign currency and related hedging activity	(116)	(383)	296	(672)
Non-income tax expense adjustment	571	—	1,734	—
Loss allocation from equity method investment	282	250	984	1,130
Loss attributable to non-controlling interest	26	145	377	787
Adjusted EBITDA	$34,789	$27,505	$90,152	$69,126

The following table sets forth the reconciliation of net loss to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income (loss)	$(1,320)	$(4,057)	$(20,925)	$(22,993)
Income tax provision (benefit) (1)	1,682	(1,668)	10,824	(10,602)
Income (loss) before income tax provision (benefit)	362	(5,725)	(10,101)	(33,595)
Add (deduct):
Deferred revenue fair value adjustment	15	331	120	781
Accretion on contingent consideration and purchase liability	104	23	408	143
Non-cash interest expense	2,931	2,039	7,784	6,070
Non-cash compensation expense	8,048	7,554	23,451	25,872
Restructuring charges and transaction costs	4,608	998	10,235	4,484
Severance	1,597	1,058	2,260	3,104
Amortization of acquired intangibles	10,377	12,035	31,333	36,156
Fair market value adjustment on contingent consideration	—	349	—	838
Litigation related expense	—	2,097	1,033	4,065
Foreign currency and related hedging activity	(116)	(383)	296	(672)
Non-income tax expense adjustment	571	—	1,734	—
Loss allocation from equity method investment	282	250	984	1,130
Loss attributable to non-controlling interest	26	145	377	787
Adjusted net income before income tax effect	28,805	20,771	69,914	49,163
Income tax effect (2)	(11,522)	(8,308)	(27,966)	(19,665)
Adjusted net income	$17,283	$12,463	$41,948	$29,498

Basic number of weighted-average shares outstanding	44,044,527	42,843,103	43,604,869	42,704,383
Effect of dilutive shares:
Options to purchase common stock	1,664,351	1,331,256	1,669,092	1,286,968
Unvested restricted stock units	736,657	350,169	637,580	272,205
Diluted number of weighted-average shares outstanding	46,445,535	44,524,528	45,911,541	44,263,556

Adjusted net income per share - diluted	$0.37	$0.28	$0.91	$0.67

(1)

For the three months ended September 30, 2017 and 2016, the effective tax rate computed in accordance with US GAAP equaled 464.6% and 29.1%, respectively. For the nine months ended September 30, 2017 and 2016, the effective tax rate computed in accordance with US GAAP equaled (107.2%) and 31.6%, respectively.

(2)	An estimated normalized effective tax rate of 40% has been used to compute adjusted net income.

Note on Income Taxes: As of September 30, 2017 the Company had net operating loss carryforwards of $261,475 and $164,397 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes the Company pays for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with U.S. GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$135,948	$39,666	$—	$175,614
Deferred revenue fair value adjustment	—	15	—	15
Adjusted revenues	$135,948	$39,681	$—	$175,629

Income (loss) from operations	$18,955	$(3,364)	$(11,243)	$4,348
Add (deduct):
Deferred revenue fair value adjustment	—	15	—	15
Accretion on contingent consideration and purchase liability	104	—	—	104
Depreciation and amortization	6,414	9,078	—	15,492
Non-cash compensation expense	3,679	2,675	1,694	8,048
Restructuring charges and transaction costs	73	—	4,535	4,608
Non-income tax expense adjustment	571	—	—	571
Severance	1,519	78	—	1,597
Litigation related expense	—	—	—	—
Other gain	—	—	(20)	(20)
Loss attributable to non-controlling interest	26	—	—	26
Adjusted EBITDA	$31,341	$8,482	$(5,034)	$34,789

	Three Months Ended September 30, 2016
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$114,511	$34,644	$—	$149,155
Deferred revenue fair value adjustment	109	222	—	331
Adjusted revenues	$114,620	$34,866	$—	$149,486

Income (loss) from operations	$12,361	$(8,416)	$(5,236)	$(1,291)
Add (deduct):
Deferred revenue fair value adjustment	109	222	—	331
Accretion on contingent consideration and purchase liability	23	—	—	23
Depreciation and amortization	6,362	10,330	—	16,692
Non-cash compensation expense	3,565	2,937	1,052	7,554
Restructuring charges and transaction costs	34	3	961	998
Severance	990	68	—	1,058
Fair market value adjustment on contingent consideration	—	—	349	349
Litigation related expense	—	2,086	11	2,097
Foreign currency and related hedging activity	—	(462)	—	(462)
Other loss	—	—	11	11
Loss attributable to non-controlling interest	145	—	—	145
Adjusted EBITDA	$23,589	$6,768	$(2,852)	$27,505

	Nine Months Ended September 30, 2017
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$386,638	$114,179	$—	$500,817
Deferred revenue fair value adjustment	36	84	—	120
Adjusted revenues	$386,674	$114,263	$—	$500,937

Income (loss) from operations	$48,277	$(16,707)	$(27,833)	$3,737
Add:
Deferred revenue fair value adjustment	36	84	—	120
Accretion on contingent consideration and purchase liability	408	—	—	408
Depreciation and amortization	19,196	27,596	—	46,792
Non-cash compensation expense	11,571	8,137	3,743	23,451
Restructuring charges and transaction costs	768	—	9,467	10,235
Non-income tax expense adjustment	1,734	—	—	1,734
Severance	1,942	302	16	2,260
Litigation related expense	—	1,033	—	1,033
Other loss	—	—	5	5
Loss attributable to non-controlling interest	377	—	—	377
Adjusted EBITDA	$84,309	$20,445	$(14,602)	$90,152

	Nine Months Ended September 30, 2016
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$328,417	$94,267	$—	$422,684
Deferred revenue fair value adjustment	114	667	—	781
Adjusted revenues	$328,531	$94,934	$—	$423,465

Income (loss) from operations	$32,425	$(33,728)	$(19,078)	$(20,381)
Add (deduct):
Deferred revenue fair value adjustment	114	667	—	781
Accretion on contingent consideration and purchase liability	143	—	—	143
Depreciation and amortization	18,786	31,086	—	49,872
Non-cash compensation expense	9,151	12,186	4,535	25,872
Restructuring charges and transaction costs	361	34	4,089	4,484
Severance	2,019	747	338	3,104
Fair market value adjustment on contingent consideration	—	—	838	838
Litigation related expense	—	3,824	241	4,065
Foreign currency and related hedging activity	—	(462)	—	(462)
Other loss	—	—	23	23
Loss attributable to non-controlling interest	787	—	—	787
Adjusted EBITDA	$63,786	$14,354	$(9,014)	$69,126

Liquidity and Capital Resources

As of September 30, 2017, we had total cash and cash equivalents of $48,704 compared to $52,592 as of December 31, 2016. We plan to use existing cash as of September 30, 2017 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures, repay debt and for possible acquisitions or other strategic activity. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our bank credit agreement to fund our ongoing operations or to fund potential acquisitions or other strategic activities. The Company will fund the FolioDynamix acquisition with a combination of cash on the Company’s balance sheet and borrowings under its revolving credit facility.

Credit Agreement

On July 18, 2017, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent (the “Administrative Agent”). The Second Amended and Restated Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of November 19, 2015, as amended, among the Company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Prior Credit Facility”). Pursuant to the Second Amended and Restated Credit Agreement, the Banks have agreed to provide to the Company revolving credit commitments (the “Revolving Credit Facility”) in the aggregate amount of up to $350,000 which amount may be increased by $50,000. The Second Amended and Restated Credit Agreement also includes a $5,000 subfacility for the issuance of letters of credit.

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

As of September 30, 2017, an amount of $101,168 was outstanding on the Revolving Credit Facility.

The July 18, 2017 amendment to the Prior Credit Facility replaced the Term Notes and related excess cash flow payment obligations with a revolving line of credit. The Company’s condensed consolidated balance sheets reflect these changes as of September 30, 2017 with no resulting portion of debt related to the revolving credit facility being classified as short-term, in accordance with the term of the amended and restated Credit Agreement.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$71,603	$53,350
Net cash used in investing activities	(22,092)	(37,688)
Net cash used in financing activities	(53,569)	(16,718)
Effect of exchange rate on changes on cash	170	—
Net decrease in cash and cash equivalents	(3,888)	(1,056)
Cash and cash equivalents, end of period	48,704	50,662

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2017 increased by $18,253 compared to the same period in 2016, primarily due to increases in deferred income taxes of $16,919, changes in operating assets and liabilities of $2,389 and net income of $2,068, offset by decreases in depreciation and amortization of $3,080 and stock-based compensation expense of $2,421.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 decreased by $15,596 compared to the same period in 2016. The decrease is primarily a result of a decrease in cash disbursements for acquisitions of $18,394, offset by increases in capitalization of internally developed software of $2,993.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 increased $36,851 compared to the same period in 2016. The change was primarily the result of increases in payments on Term Notes of $29,862 and payments on the revolving credit facility of $17,500, offset by an increase in proceeds from borrowings on the revolving credit facility of $10,000.

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

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2017. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Leases

The Company rents office space under leases that expire at various dates through 2030. Future minimum lease commitments under these operating leases, as of September 30, 2017, were as follows:

Years ending December 31:
Remainder of 2017	$3,309
2018	13,640
2019	14,492
2020	14,343
2021	13,751
Thereafter	53,538
Total	$113,073

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration services earned based upon a contractual percentage of AUM or AUA. In the three and nine months ended September 30, 2017, 60% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net loss to increase.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and nine months ended September 30, 2017, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $991 and $2,101, respectively, to pre‑tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $811 and $1,719, respectively, to pre‑tax earnings.

A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the three and nine months ended September 30, 2017, we estimate that a hypothetical 10% increase in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of $742 and $2,121, respectively, to pre‑tax earnings. For the three and nine months ended September 30, 2017, we estimate that a hypothetical 10% decrease in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of $724 and $2,065, respectively, to pre‑tax earnings.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended and Restated Credit Agreement. Interest charged on the revolving credit facility for the majority of the third quarter of 2017 was 3.6%. As of September 30, 2017, there was $101,168 of revolving credit amounts outstanding under the Amended and Restated Credit Agreement. The Company incurred interest expense of $3,795 and $5,368 for the three and nine months ended September 30, 2017, respectively, related to the Amended and Restated Credit Agreement. A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense on an annual basis by approximately $286.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management concluded there were material weaknesses as identified below in internal control over financial reporting as of September 30, 2017. The control deficiencies identified below were previously identified by management as of December 31, 2016.

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

These control deficiencies create a reasonable possibility that a material misstatement to the condensed consolidated financial statements will not be prevented or detected on a timely basis.  Due to the material weaknesses described above, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

Remediation Plans

Management, under the supervision of our Audit Committee, is committed to remediating these material weaknesses in a timely fashion. We have begun executing remediation plans that address the material weaknesses in internal control over financial reporting. Specifically, we have hired and continue to actively recruit additional resources including personnel dedicated to providing additional management oversight over the documentation of non-routine accounting matters and accounting for acquisitions and to enhance our expertise in determining the appropriate accounting and reporting in these areas.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2017, improvements to the processes of financial reporting have been implemented which include enhanced disclosure preparation and review controls, a condensed financial close process providing an increased time frame to prepare and review financial reporting documents, as well as streamlined financial data aggregation which increases reliance on system driven reports, thereby decreasing the likelihood of human error. In addition, management has reorganized the accounting department as well as increased its overall staffing levels.

During the remainder of the year, the Company will test the design and operating effectiveness of controls designed to remediate certain material weaknesses as discussed above in an effort to remediate the material weaknesses prior to the filing of the 2017 Form 10-K.

During the nine months ended September 30, 2017, the material weakness related to the ineffective design and operation of management review controls over certain assumptions used to measure the fair value of intangible assets purchased in acquisitions has been remediated and the impacted controls were effective at September 30, 2017.

The remedial actions that management undertook in the nine months ended September 30, 2017 to address this material weakness included the following:

•Revised existing controls over certain assumptions used to measure the fair value of intangible assets purchased in acquisitions

•Added specific controls over certain assumptions used to measure the fair value of intangible assets purchased in acquisitions.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

The Company is involved in litigation arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2017.  Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of litigation could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
July 1, 2017 through July 31, 2017	2,531	$39.16	—	1,956,390
August 1, 2017 through August 31, 2017	29,134	40.99	—	1,956,390
September 1, 2017 through September 30, 2017	9,022	43.94	—	1,956,390

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of September 30, 2017, 1,956,390 of shares could still be purchased under this program.

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

*Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) the Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016; (iv) the Condensed Consolidated Statement of Equity for the nine months ended September 30, 2017; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; (vi) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2017.

ENVESTNET, INC.

By:	/s/ Judson Bergman
Judson Bergman
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer