Form 10-K
period 2017-12-31
ENVESTNET, INC.
filed 2018-02-28
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer ," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2017 as reported on The New York Stock Exchange on that date: $1,174,950,058. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, and (ii) officers and directors of the registrant, as of June 30, 2017, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

As of February 23, 2018, 44,724,801 shares of the common stock with a par value of $0.005 per share were outstanding.

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
•

our ability to expand our relationships with existing customers, grow the number of customers and derive revenue from new offerings such as our data analytics solutions and market research services and premium financial applications (“FinApps”),

•	compliance failures,
•	adverse judicial or regulatory proceedings against us,
•	liabilities associated with potential, perceived or actual breaches of fiduciary duties and/or conflicts of interest,
•	changes in laws and regulations, including tax laws and regulations,
•	general economic conditions, political and regulatory conditions,
•	the impact of fluctuations in market condition and interest rates on the demand for our products and services and the value of assets under management or administration,
•	the impact of market conditions on our ability to issue debt and equity,

•	the impact of fluctuations in interest rates on our cost of borrowing,
•	our financial performance,
•	the results of our investments in research and development, our data center and other infrastructure,
•	our ability to maintain the security and integrity of our systems and facilities and to maintain the privacy of personal information,
•	failure of our systems to work properly,
•	our ability to realize operating efficiencies,
•	the advantages of our solutions as compared to those of others,
•	the failure to protect our intellectual property rights,
•	our ability to establish and maintain intellectual property rights,
•	our ability to retain and hire necessary employees and appropriately staff our operations, and
•	management’s response to these factors.

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

Except where we have otherwise indicated or the context otherwise requires, dollar amounts presented in this Form 10‑K are in thousands, except for Exhibits and per share amounts.

Item 1.  Business

General

Envestnet is a leading provider of intelligent systems for wealth management and financial wellness.  Envestnet’s unified technology enhances advisor productivity and strengthens the wealth management process. Envestnet empowers enterprises and advisors to more fully understand their clients and deliver better outcomes.

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

Founded in 1999, Envestnet has been a leader in helping transform wealth management, working towards its goal of building a holistic financial wellness network that supports enterprises, advisors and their clients.

Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting software, services and data, delivering better intelligence and enabling its customers to drive better outcomes.

Envestnet serves clients from its headquarters based in Chicago, Illinois, as well as other locations throughout the United States, India and other international locations.

Segments

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 21  – Segment Information” to the notes to consolidated financial statements in Part II, Item 8. Our business segments are as follows:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.
•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients.  In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. At the end of 2017, Envestnet’s platform assets grew to approximately $1.4 trillion in nearly 7 million accounts overseen by nearly 60 thousand advisors.

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

We offer these solutions principally through the following product/services suites:

•

Envestnet | Enterprise – provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting.  Advisors have access to over 18,000 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics, and digital advice capabilities to customers.

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

•

Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) – provides research, due diligence and consulting services to assist advisors in creating investment solutions for their clients. These solutions include more than 4,000 vetted managed account products, multi-manager portfolios, fund strategist portfolios, as well as proprietary products, such as Quantitative Portfolios.  PMC also offers an overlay service, which includes patented portfolio overlay and tax optimization services.

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

The following charts show growth in the number of advisors, accounts and assets supported by Envestnet:

Advisors with Assets Under Management or Administration & Subscription and Licensing

60,000
40,000
20,000
0
23,026
30,632
40,237
47,328
54,335
59,930
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17

	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
AUM/A	16,085	22,838	28,605	33,775	36,483	40,485
S & L	6,941	7,794	11,632	13,553	17,852	19,445

Accounts Under Management or Administration & Subscription and Licensing

(in thousands)

6,000
4,000
2,000
0
1,677
2,244
2,858
3,474
6,099
6,932
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17

	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
AUM	156	211	310	490	545	686
AUA	293	525	667	808	995	1,218
S & L	1,228	1,508	1,881	2,176	4,559	5,028

Assets Under Management or Administration & Subscription and Licensing

($ in billions)

1,500
1,000
500
0
368
537
713
852
1,095
1,377
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17

	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
AUM	31	46	72	93	105	142
AUA	67	132	174	197	242	308
S & L	270	359	467	562	748	927

Envestnet | Yodlee Segment

Envestnet | Yodlee is a leading data aggregation and data intelligence platform.  As a “big data” specialist, Envestnet | Yodlee gathers, refines and aggregates a massive set of end-user permissioned transaction level data, which it then provides to customers as data analytics solutions and market research services.

More than a thousand financial institutions, financial technology innovators and financial advisory firms, including 13 of the 20 largest U.S. banks, subscribe to the Envestnet | Yodlee platform to underpin personalized financial apps and services for over 21 million paid subscribers.

Envestnet | Yodlee serves two main customer groups:  financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.

•

The Financial Institutions group provides customers with secure access to open application programming interfaces (“APIs”), end-user facing applications powered by our platform and APIs (“FinApps”), and also reports.   Customers receive end user-permissioned transaction data elements that we aggregate and cleanse. Envestnet | Yodlee also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality.  FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business solutions.   They are targeted at the retail financial, wealth management, small business, card, lenders, and other financial services sectors.  These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities.  For example, Yodlee’s Expense FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 16,000 sources, including banking, investment, loan, and credit card information.

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

Both FI and YI channels benefit customers by improving end-user satisfaction and retention, accelerating speed to market, creating technology savings and enhancing their data analytics solutions and market research capabilities.  End users receive better access to their financial information and more control over their finances, leading to more informed and personalized decision making.  For customers who are members of the developer community, Yodlee solutions provide access to critical data and payments solutions, faster speed to market and enhanced distribution.

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

Market Opportunity

The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household financial assets approximated $79 trillion as of September 30, 2017, representing a sizeable wealth management opportunity.

A number of significant trends are impacting the wealth management industry. Market forces are converging to bring about changes in wealth management, including those described below:

•	More consumers are recognizing the need for advice and are willing to pay for it. Consumers are also becoming more cost conscious and tech savvy. They want advice to be objective and non-conflicted.
•

According to various media sources, a massive wealth transfer is in the offing that will amount to $30 trillion as baby boomers transition assets to their offspring (Gen X and Gen Y).  These generations tend to favor greater use of technology and want access to advice and their assets anywhere, anytime, and on any device.

•

Regulations and digital advice start-ups are putting pressure on advisor and firm fees and profit margins.  To survive and thrive, advisors will need to increasingly rely on technology to achieve efficiency and scale to serve a growing client base.

•

Federal regulations and investor demand are changing as the fiduciary standard is expected to become more broadly applicable in the investor-advisor relationship.  Investment advice will be rooted in financial planning and centered on achieving investor goals.

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
•

According to Capgemini’s 2017 World Wealth report, global high-net-worth financial wealth is expected to grow by $17 trillion between 2016 and 2020. In the next 5 – 10 years, fewer firms will manage far more assets at a significantly lower cost. Industry margins will be squeezed making scale and operational efficiency far more important. Firms will need to integrate technology in all areas of the business and develop a clear strategy for the future. As low-cost products gain share and larger firms benefit from scale economies, there will likely be further consolidation and new forms of collaboration.

•

Based on data from Cerulli Associates and projections by Envestnet, fee-based financial advisory is expected to reach $10 trillion by the end of 2017. Cerulli Associates analysis revealed that advisors had discretion over 53% of managed account assets in 2016, which is expected to climb to 59% by 2020.

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
•

As mentioned in PwC’s Asset and Wealth Management report, investors want solutions for specific needs, not products that fit style boxes. Technology is enabling outcome-based planning. It can quickly identify important life goals and solutions to match. Technology and data analytics are expected to be used to construct multi-asset outcome-based solutions using low-cost building blocks such as ETFs or index trackers. For just a small fee, computer algorithms will be able to create customized solutions.

•	It is widely believed that technology is set to disrupt all areas of wealth management. Studies have shown that:
o	58% of an advisor’s occupation can be digitized using artificial intelligence;
o	73% of 18 to 34 year olds would try a tech firm’s credit card, deposit account, investment or mortgage; and
o	69% of advisory firms’ websites are optimized for mobile use.
•

A report from Roubini Thought Lab indicated that by 2022, the “SMAC” stack (social, mobile, analytics, and cloud) will become table stakes for investment providers, over half of which surveyed plan to use a cloud platform to replace their legacy systems. Digitally advanced firms now spend 16.8% of their revenue on technology and plan to increase that investment to 24% by 2022.

•

Clients expect to be able to access their account information from any device at any time. Advisors (and financial services firms in general) must be prepared to interact with clients through a wider range of communication channels. New technologies are being adopted by wealth management firms to better communicate with clients and give them the same type of experience they receive in other aspects of their lives, such as using devices like Amazon’s Alexa and video performance reports.

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

Revenue is generated in three categories:

Assets under management or administration (“AUM/A”)

AUM/A revenue is asset‑based, meaning it is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors.

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

Envestnet undergoes an annual SSAE 16 SOC 1 Type II audit to validate the continued operation of our internal controls on three of its main technology platforms; the Unified Managed Platform, the Unified Managed Platform (Institutional) and Tamarac platforms.  The SOC reports confirm design and operating effectiveness of internal controls. We maintain multiple redundancies, back up our databases and safeguard technologies and proprietary information consistent with industry best practices. We also maintain a comprehensive business continuity plan and company‑wide risk assessment program that is consistent with industry best practices and that complies with applicable regulatory requirements.

We have historically made significant investments in platform development in order to enhance and expand our technology platforms and expect to continue to make significant investments in the future. In the years ended December 31, 2017, 2016 and 2015, we incurred technology development costs totaling approximately $40,800, $38,100 and $12,600, respectively. Of these costs, we capitalized approximately $12,600, $8,600 and $5,500, respectively, as internally developed software. We expect to continue focusing our technology development efforts principally on adding features to increase our market competitiveness, enhancements to improve operating efficiency, address regulatory demands and reduce risk, and client‑driven requests for new capabilities.

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

Our data aggregation platform collects a wide variety of end user-permissioned transaction-level data from over 16,000 sources and puts it in a common repository.  Envestnet | Yodlee developed robust proprietary technology and processes and established relationships that allow us to curate these data sources and expand our access to new data sources. Approximately 70% of this data is collected through structured feeds from our FI customers and other FIs. These structured feeds, which consist of either batch files pushed to us or real-time access, provide this critical data efficiently and at scale. Where we do not have direct connections, we capture data using our proprietary information-gathering techniques.

Beyond collecting data, our data aggregation platform performs a data refining process and augments the data with additional information from a variety of other sources.  We enrich the data with a proprietary twelve-step process, adding such elements as categorization and merchant identification for bank or credit card account data and security identification, classification and normalization for investment data.  As our platform usage grows and is exposed to more users and use cases, the system benefits from machine learning algorithms to better normalize, categorize and process large amounts of data, allowing our network to become more effective, efficient and valuable to our customers. Utilizing this enhanced data, including consolidated data from within our FI customers and account data regarding accounts at other FIs, our data intelligence organizes, analyzes, and presents it in a manner that helps our customers offer personalized solutions that enable their consumers to achieve better financial outcomes.

Our analytics platform provides a highly scalable cloud based environment that supports a cost effective and secure way of handling very large data sets, permitting us to develop and test new machine learning algorithms, transform these data sets using the resulting models. The results of the computations can be accessed interactively, as files, or via API access through our data aggregation platform.

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

•

Our advisor-facing sales teams are field sales professionals supported by internal consultants, organized regionally, responsible for supporting firms and investment advisors who are customers of Envestnet. They help advisors create investment proposals, navigate Envestnet’s wealth management platform, and facilitate new business. Our Platform Consulting Group helps advisors utilize Envestnet’s wealth management platform effectively and efficiently.  They are subject matter experts on advisor managed programs, unified managed accounts (“UMA”), proposal guidance and site navigation.  They provide consulting services to a number of large clients. Envestnet’s PMC Consulting team of investment professionals provide a variety of portfolio and investment management consulting services to RIAs and broker-dealer advisors using Envestnet’s wealth management platform.

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

Our subsidiaries Envestnet Asset Management, Inc. (“EAM”), Envestnet Portfolio Solutions, Inc. (“EPS”) and ERS operate investment advisory businesses. These subsidiaries are registered with the U.S. Securities and Exchange Commission (“SEC”) as “investment advisers” under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are regulated thereunder. They may also provide fiduciary services as defined in Section 3(21)(A)(ii) of the Employee Retirement Income Security Act of 1974 (“ERISA”), including acting as an “investment manager” (as defined in Section 3(38) of ERISA). As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, it could have a substantial effect on our business. EAM serves as the investment adviser to two mutual funds. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, and detailed operating requirements, including restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees, and provide extensive and ongoing disclosure to clients. The application of these requirements to wrap fee programs is particularly complex and the SEC has in the past scrutinized firms’ compliance with these requirements. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Although we believe we are in compliance in all material respects with the requirements of the Advisers Act and the Investment Company Act and the rules and interpretations promulgated thereunder, our failure to comply with such laws, rules and interpretations could have a material adverse effect on us.

Portfolio Brokerage Services, Inc., (“PBS”), our broker-dealer subsidiary, is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934, (the “Exchange Act”), in all 50 states and the District of Columbia. In addition, PBS is a member of the Financial Industry Regulatory Authority (“FINRA”), the securities industry self-regulatory organization that supervises and regulates the conduct and activities of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA and the SEC conduct periodic examinations of the operations of its members, including PBS. Violation of applicable regulations can result in the suspension or revocation of a broker-dealer’s registration, the imposition of censures or fines and the suspension or expulsion of the broker-dealer from FINRA. PBS is subject to minimum net capital requirements under the Exchange Act, SEC and FINRA rules and conducts its business pursuant to the exemption from the SEC’s customer protection rule provided by Rule 15c3-3(k)(2)(i) under the Exchange Act. As of December 31, 2017, PBS was required to maintain a minimum of $100 in net capital and its actual net capital was $1,238.

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

Employees

As of December 31, 2017, we had 3,516 employees, including employees in operations, research and development, engineering and systems, executive and corporate functions, sales and marketing and investment management and research. Of these 3,516 employees, 1,263 were located in the United States, 2,241 were located in India and 12 were located in other international locations. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is positive.

Executive Officers of the Registrant

The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
Judson Bergman	61	Chairman, Chief Executive Officer, Director
Anil Arora	57	Vice Chairman, Chief Executive of Envestnet | Yodlee
William Crager	53	President
Peter D’Arrigo	50	Chief Financial Officer
Scott Grinis	56	Chief Technology Officer
Shelly O’Brien	52	Chief Legal Officer, General Counsel and Corporate Secretary
Brandon Thomas	54	Chief Investment Officer
Josh Mayer	44	Chief Operating Officer

Judson Bergman, Age 61. Mr. Bergman is the founder of our company and has served as our Chairman, Chief Executive Officer and a director since 1999. Prior to founding our company, Mr. Bergman was Managing Director at Nuveen Investments, Inc. (“Nuveen”), a diversified investment manager. Mr. Bergman received an MBA in finance and accounting from Columbia University and a BA from Wheaton College.

Anil Arora, Age 57. Mr. Arora has served as Vice Chairman and Chief Executive Officer of Envestnet | Yodlee since November 2015. Prior to then, he was President and Chief Executive Officer and was a member of the board of directors of Yodlee, Inc. since February 2000. Mr. Arora served as the Chairman of the board of directors of Yodlee, Inc. since March 2014. Prior to joining Yodlee, Mr. Arora served in various positions with Gateway, Inc.  Mr. Arora holds an M.B.A. from the University of Michigan, Stephen M. Ross School of Business, and a B.S. in business administration from Rockford College.

William Crager, Age 53. Mr. Crager has served as our President since 2002. Prior to joining us, Mr. Crager served as Managing Director of Marketing and Client Services at Rittenhouse Financial Services, Inc., an investment management firm affiliated with Nuveen. Mr. Crager received an MA from Boston University and a BA from Fairfield University, with a dual major in economics and English.

Peter D’Arrigo, Age 50. Mr. D’Arrigo has served as our Chief Financial Officer since 2008. Prior to joining us, Mr. D’Arrigo worked at Nuveen where he served as Treasurer since 1999, as well as holding a variety of other titles after joining them in 1990. Mr. D’Arrigo received an MBA from the Northwestern University Kellogg Graduate School of Management and an undergraduate degree in applied mathematics from Yale University.

Scott Grinis, Age 56. Mr. Grinis has served as our Chief Technology Officer since 2004. Prior to joining us, Mr. Grinis co‑founded Oberon Financial Technology, Inc., our subsidiary, prior to its acquisition by us. Mr. Grinis received a BS and an MS degree in electrical engineering from Stanford University.

Shelly O’Brien, Age 52. Ms. O’Brien has served as our Chief Legal Officer, General Counsel and Corporate Secretary since 2002. Prior to joining us, Ms. O’Brien was General Counsel and Director of Legal and Compliance for ING (U.S.) Securities, Futures & Options Inc., a broker‑dealer, and futures commission merchant. Ms. O’Brien received a degree in political science from Northwestern University, a JD from Hamline University School of Law, and an LLM in taxation from John Marshall Law School.

Brandon Thomas, Age 54. Mr. Thomas is a co‑founder of our company and has served as Chief Investment Officer and Managing Director of Portfolio Management Consultants, our internal investment management and portfolio consulting group, since 1999. Prior to joining us, Mr. Thomas was Director of Equity Funds for Nuveen. Mr. Thomas received an MBA from the University of Chicago, a JD from DePaul University and is a graduate of Brown University.

Josh Mayer, Age 44. Mr. Mayer was appointed Chief Operating Officer in April 2014. Previously, he served as Envestnet’s Executive Vice President and Director of Operations from January 2011 to April 2014, and as Envestnet’s Senior Vice President, Head of Operations from 2004 to January 2011. From 2000 to 2004, Mr. Mayer served as the Director of Operations for Oberon Financial Technology, which was acquired by Envestnet in 2004. Mr. Mayer holds a Bachelor of Arts and Sciences from Georgetown University.

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

Our revenues during the three years ended December 31, 2017 have grown at a compound annual growth rate of 27%. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend on, among other things, our ability to successfully grow our total assets under management and administration and add additional clients. If we are unable to implement our growth strategy, develop new investment solutions and services and gain new clients, our results of operations, financial condition or business may be materially adversely affected.

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

For the years ended December 31, 2017, 2016 and 2015, revenues associated with our relationship with our single largest client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 17%, 15% and 18% respectively, of our total revenues and our ten largest clients accounted for 37%, 36% and 42%, respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. A substantial majority of our revenues associated with Fidelity is derived from ongoing platform service fees paid by firms, advisors or advisors’ clients obtained through the Fidelity relationship based upon asset-based fees. A majority of our agreements with financial advisors generally provide for termination at any time. The license agreement with Fidelity, which accounted for less than 1% of our revenue in the year ended December 31, 2017, is subject to renewal on an annual basis. If Fidelity or a significant number of our most important clients were to terminate their contracts with us and we were unable to obtain a significant number of new clients, our results of operations, financial condition or business could be materially adversely affected.

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

Asset‑based fees make up a significant portion of our revenues. Asset‑based fees represented 60%, 61% and 79% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. We expect that asset‑based fees will continue to represent a significant percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a mutual fund or other investment solution. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset‑based fees could be materially adversely affected.

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

Users of our investment solutions and services are located in the United States and around the world. As a result, we collect and store the personal information of individuals who live in many different countries. Privacy regulators in some of those countries have publicly stated that foreign entities (including entities based in the United States) may render themselves subject to those countries’ privacy laws and the jurisdiction of such regulators by collecting or storing the personal data of those countries’ residents, even if such entities have no physical or legal presence there. Consequently, we may be obligated to comply with the privacy and data security laws of such foreign countries, including the European Union's (“EU”) General Data Protection Regulation which comes into effect on May 25, 2018 and requires businesses operating in the EU or foreign business dealing with EU customers to store and process all personal data within the EU borders. Our exposure to foreign countries’ privacy and data security laws impacts our ability to collect and use personal information, increases our legal compliance costs and may expose us to liability.

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

As of December 31, 2017, we had $81,168 of borrowings outstanding under our revolving credit facility (the “Second Amended and Restated Credit Agreement”) and $172,500 of outstanding 1.75% convertible notes due in 2019 (the “Convertible Notes”). As of December 31, 2017, we had an additional $268,832 available under our Amended and Restated Credit Agreement. This indebtedness could, among other things:

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

Our Envestnet | Yodlee data aggregation solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of December 31, 2017, we receive approximately 70% of this data through structured data feeds that are provided under the terms of our contracts with most of our financial institution, or FI, customers. Although all of the information we currently gather is end user-permissioned, non-identified data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.

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

We have made substantial investments in software and other intellectual property on which our business is highly dependent. We rely on a combination of patent, trade secret, trademark and copyright laws, confidentiality and nondisclosure agreements and other contractual and technical security measures to protect our proprietary technology, all of which provide only limited protection. As of December 31, 2017, we had approximately 80 issued patents in the U.S. and foreign jurisdictions as well as additional pending patent applications in the U.S. and foreign jurisdictions. Some of these patents relate to technology that is included in our data aggregation platform and expire beginning in 2018. Any loss of our intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights of others, could have a material adverse effect on our results of operations, financial condition or business.

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

The market for our investment solutions and services is characterized by shifting client demands, evolving market practices, new and evolving regulations, and for some of our investment solutions and services, rapid technological change. Changing client demands, new market rules and practices, or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services and investment solution and service enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development costs of approximately $40,800, $38,100 and $12,600 in the years ended December, 31, 2017, 2016 and 2015, respectively. We expect that our technology development costs will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

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

Changes in tax law could adversely affect an investment in our shares.

New U.S. federal tax law was recently enacted containing significant changes. The new law is complex and lacks developed administrative guidance; thus, the full impact to us or our stockholders is currently unclear. This new law or future tax law changes, administrative guidance or U.S. court decisions regarding tax law could have an adverse impact on us or our stockholders.

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

Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2017, approximately 2,200 of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.

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

During 2017 and 2016, the Company estimated that a sales and use tax liability of $8,522 and $10,108 was probable related to a number of taxing jurisdictions with respect to revenues in the respective years ended December 31, and prior years. For the year ended December 31, 2017 and 2016, we recognized net sales and use tax expense of  $345 and $6,229, including interest of approximately $244 and $914, respectively. In addition, we determined an estimated sales tax receivable of $2,705 and $3,879 as of December 31, 2017 and 2016, respectively, related to estimated recoverability of amounts due from customers. Additional future information obtained from the applicable jurisdictions or audits by one or more taxing authorities may affect our estimate of our sales and use tax liability. There can be no assurance that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we currently believe no such taxes are required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters are located in Chicago, Illinois.  Office space is also leased for the Envestnet segment in Denver, Colorado; New York, New York; San Jose, California; Boston, Massachusetts; Seattle, Washington; Raleigh, North Carolina; Plano, Texas; Tucson, Arizona; Berwyn, Pennsylvania; and Trivandrum, India. Office space is leased for the Envestnet | Yodlee segment in Redwood City, California; West Chester, Pennsylvania and Bangalore, India. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.

Item 3.  Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For legal proceedings matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of December 31, 2017.  Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

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

	2017
	High	Low
Quarter ended March 31, 2017	$39.90	$31.45
Quarter ended June 30, 2017	$39.85	$32.45
Quarter ended September 30, 2017	$51.00	$37.55
Quarter ended December 31, 2017	$54.25	$48.40

	2016
	High	Low
Quarter ended March 31, 2016	$28.95	$19.64
Quarter ended June 30, 2016	$37.31	$26.88
Quarter ended September 30, 2016	$40.87	$33.70
Quarter ended December 31, 2016	$39.10	$32.75

(b)	Holders

The approximate number of holders of record of our common stock was 518 as of February 23, 2018.

(c)	Dividends

We have not paid dividends for the most recent two years.

Common Stock

As of December 31, 2017, we had 500,000,000 common shares authorized at a par value of $0.005, of which 44,700,641 shares were outstanding.

Preferred Stock

As of December 31, 2017, we had 50,000,000 preferred shares authorized at a par value of $0.005, of which no shares were outstanding.

(d)	Securities Authorized for Issuance Under Equity Compensation Plan

For a description of securities authorized under our equity compensation plans, see “Note 15 – Stockholders’ Equity” to the consolidated financial statements in Part II, Item 8.

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

5 YEAR STOCK PERFORMANCE GRAPH

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Envestnet, Inc.	$100.00	$288.89	$352.26	$213.98	$252.69	$357.35
Russell® 2000 Index	100.00	141.70	149.03	142.45	172.81	198.13
S&P North American Technology Sector Index	100.00	132.73	150.99	163.83	183.57	250.10

The stock price performance included in the graph above is not necessarily indicative of future stock price performance.

(f)	Recent Sales of Unregistered Securities

None

(g)	Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
October 1, 2017 through October 31, 2017	7,512	$52.92	—	1,956,390
November 1, 2017 through November 30, 2017	27,999	51.32	—	1,956,390
December 1, 2017 through December 31, 2017	9,612	49.86	—	1,956,390

Item 6.  Selected Financial Data

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except for share and per share information)
Total revenues	$683,679	$578,164	$420,919	$348,748	$242,535
Operating expenses:
Cost of revenues	219,037	180,590	161,309	150,067	98,970
Compensation and benefits	264,392	241,584	139,756	104,457	77,442
General and administration	121,010	115,435	72,900	54,321	45,282
Depreciation and amortization	62,820	63,999	27,962	18,651	15,329
Total operating expenses	667,259	601,608	401,927	327,496	237,023
Income (loss) from operations	16,420	(23,444)	18,992	21,252	5,512
Other income (expense), net	(18,109)	(17,046)	(10,004)	1,255	200
Income (loss) before income tax provision	(1,689)	(40,490)	8,988	22,507	5,712
Income tax provision	1,591	15,077	4,552	8,528	2,052
Net income (loss)	(3,280)	(55,567)	4,436	13,979	3,660
Add: Net loss attributable to non-controlling interest	—	—	—	195	—
Income (loss) attributable to common shareholders	$(3,280)	$(55,567)	$4,436	$14,174	$3,660
Net income (loss) per share attributable to common stockholders
Basic	$(0.08)	$(1.30)	$0.12	$0.41	$0.11
Diluted	$(0.08)	$(1.30)	$0.12	$0.38	$0.10
Weighted average common shares outstanding:
Basic	43,732,148	42,814,222	36,500,843	34,559,558	33,191,088
Diluted	43,732,148	42,814,222	38,386,873	36,877,599	35,666,575

Consolidated Balance Sheet Data

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$60,115	$52,592	$51,718	$209,754	$49,942
Working capital	(9,248)	(42,870)	(5,808)	172,661	23,892
Goodwill and intangible assets	655,686	697,494	713,948	163,630	110,033
Total assets	862,052	872,401	876,249	439,358	221,242
Long-term debt	240,158	252,984	284,753	145,203	—
Stockholders’ equity	436,272	412,889	439,529	201,435	147,772

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where we have otherwise indicated or the context otherwise requires, dollar amounts presented in this Form 10‑K are in thousands, except for Exhibits and per share amounts.

Overview

Envestnet, Inc. (“Envestnet”) is a leading provider of intelligent systems for wealth management and financial wellness.  Envestnet’s unified technology enhances advisor productivity and strengthens the wealth management process. Envestnet empowers enterprises and advisors to more fully understand their clients and deliver better outcomes.

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

Founded in 1999, Envestnet has been a leader in helping transform wealth management, working towards its goal of building a holistic financial wellness network that supports enterprises, advisors and their clients.

Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting software, services and data, delivering better intelligence and enabling its customers to drive better outcomes.

We believe that our business model results in a high degree of recurring and predictable financial results.

Recent Developments

FolioDynamix

On January 2, 2018, pursuant to an agreement and plan of merger (the “Merger Agreement”), dated as of September 25, 2017, between Envestnet, Inc., Folio Dynamics Holdings, Inc., a Delaware corporation (“FolioDynamix”), FCD Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Envestnet (“Merger Sub”), and Actua USA Corporation, a Delaware corporation, solely in its capacity as the representative of the stockholders of FolioDynamix, Envestnet completed the merger of Merger Sub with and into FolioDynamix, with FolioDynamix continuing as the surviving corporation (the “Acquisition”) and a wholly owned subsidiary of Envestnet. The completion of the Acquisition on January 2, 2018 followed the receipt of all necessary regulatory approvals and third party consents.

In connection with the Acquisition, Envestnet paid $195,000 in cash for all the outstanding shares of FolioDynamix, subject to certain closing and post-closing adjustments.  Envestnet funded the Acquisition price with a combination of cash on the Company’s balance sheet and with borrowings under its revolving credit facility.

FolioDynamix provides financial institutions, registered investment advisors, and other wealth management clients with an end-to-end technology solution paired with a suite of advisory tools including model portfolios, research, and overlay management services.

The acquisition of FolioDynamix added complementary trading tools as well as commission and brokerage support to Envestnet’s existing suite of offerings. The Company expects to integrate the technology and operations of FolioDynamix into the Company’s wealth management business, enabling the Company to further leverage its operating scale and data analytics capabilities.

Key Metrics

Envestnet Segment

The following table provides information regarding the amount of assets utilizing our platform technology, investor accounts and financial advisors in the periods indicated.

	As of December 31,
	2017	2016	2015
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$141,518	$105,178	$92,559
Assets Under Administration (AUA)	308,480	241,682	197,177
Total AUM/A	449,998	346,860	289,736
Subscription and Licensing	926,880	748,125	561,699
Total Platform Assets	$1,376,878	$1,094,985	$851,435
Platform Accounts
AUM	685,925	545,130	490,471
AUA	1,217,697	994,583	807,708
Total AUM/A	1,903,622	1,539,713	1,298,179
Subscription and Licensing	5,027,900	4,558,883	2,176,068
Total Platform Accounts	6,931,522	6,098,596	3,474,247
Advisors
AUM/A	40,485	36,483	33,775
Subscription and Licensing	19,445	17,852	13,553
Total Advisors	59,930	54,335	47,328

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - 2017
						Reclass (to) from
	As of	Gross		Net	Market	Subscription and	As of
	12/31/2016	Sales	Redemptions	Flows	Impact	Licensing	12/31/2017
	(in millions except account data)
AUM	$105,178	$50,331	$(28,876)	$21,455	$14,885	$—	$141,518
AUA	241,682	121,653	(84,240)	37,413	34,276	(4,891)	308,480
Total AUM/A	$346,860	$171,984	$(113,116)	$58,868	$49,161	$(4,891)	$449,998
Fee-Based Accounts	1,539,713			386,673		(22,764)	1,903,622

The above AUM/A gross sales figures include $49.6 billion in new client conversions. The Company onboarded an additional $57.1 billion in subscription and licensing conversions during 2017, bringing total conversions for the year to $106.7 billion.

	Asset Rollforward - 2016
	As of	Gross		Net	Market	As of
	12/31/2015	Sales	Redemptions	Flows	Impact	12/31/2016
	(in millions except account data)
AUM	$92,559	$34,504	$(26,698)	$7,806	$4,813	$105,178
AUA	197,177	84,253	(54,942)	29,311	15,194	241,682
Total AUM/A	$289,736	$118,757	$(81,640)	$37,117	$20,007	$346,860
Fee-Based Accounts	1,298,179			241,534		1,539,713

The above AUM/A gross sales figures include $17.1 billion in new client conversions. The Company onboarded an additional $137.4 billion in subscription and licensing conversions during 2016, bringing total conversions for the year to $154.5 billion.

Envestnet | Yodlee Segment

Paid Users

A paid user is defined as a user of an application or service provided to our customer using the Envestnet | Yodlee platform whose status corresponds to a billable activity under the associated customer contract. We believe that our ability to increase the number of paid users is an indicator of our market penetration, the growth of our business, and our potential future business opportunities.

Paid users were over approximately 22.4 million, 22.0 million, and 21.3 million as of December 31, 2017, 2016 and 2015, respectively. The increase was primarily driven by an increase in our number of customers as well as expansion of user base within certain existing customers.

Revenues

Overview

We earn revenues primarily under three pricing models. First, a majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors. These revenues are recorded under revenues from AUM or AUA, or collectively AUM/A. Our asset‑based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset‑based fees accounted for approximately 60%, 61% and 79% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. In future periods, the percentage of our total revenues attributable to asset‑based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant subscription agreements, the mix of AUM or AUA, and other factors.

We generate revenues from recurring, contractual subscription fees for providing access to our technology platforms. This subscription revenue includes both contractual minimum payments and usage-based fees and is driven primarily by the number of customers, including new customers as well as customers who renew their existing subscription contracts, and the number of paid users. These revenues are recorded under revenues from subscription and licensing fees. Subscription and licensing fees vary based on the scope of technology solutions and services being used, and are priced in a variety of constructs based on the size of the business, number of users or number of accounts, and in many cases can increase over time based on the growth of these factors. Subscription and licensing fees accounted for 36%, 34% and 18% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

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

For over 90% of our revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our platforms as of the end of the prior quarter. For example, revenues from assets under management or administration recognized during the fourth quarter of 2017 were primarily based on the market value of assets as of September 30, 2017. Our revenues from assets under management or administration are generally recognized ratably throughout the quarter based on the number of days in the quarter.

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

Compensation and benefits

Compensation and benefits expenses primarily relate to employee compensation, including salaries, short-term incentive compensation, non‑cash stock‑based compensation, incentive compensation, benefits and employer‑related taxes.

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

Interest expense

Interest expense includes coupon interest, discount amortization, and issuance cost amortization related to the Convertible Notes as well as amortization of upfront fees and monthly fees related to the Second Amended and Restated Credit Agreement. The discount, issuance costs, and upfront fees are amortized over the term of the related agreements.

Other expense, net

Other expense, net includes foreign exchange gains or loss and gain or loss on foreign currency forward contracts as well as other miscellaneous revenue or expense items as appropriate.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, or (“U.S. GAAP”). The accounting policies described below require management to apply significant judgment in connection with the preparation of our consolidated financial statements. In particular, judgment is applied to determine the appropriate assumptions to be used in calculating estimates that affect certain reported amounts in our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. If different estimates or assumptions were used, our results of operations, financial condition and cash flows could have been materially different than those reflected in our consolidated financial statements. For additional information regarding our critical accounting policies, see “Note 2 - Summary of Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8.

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

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment. We review finite‑lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. There was no impairment recognized on intangible assets in 2017, 2016 or 2015.

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

If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a quantitative evaluation must be performed. If the carrying value of a reporting unit’s goodwill exceeds its fair value, then an impairment loss equal to the difference will be recorded. In accordance with applicable accounting guidance, prior to performing the quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves management judgment.

Envestnet completed its annual goodwill impairment test as of October 31, 2017 for the fiscal year ended December 31, 2017.  At that date, Envestnet determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit.  The Company has concluded that it has two reporting units.  Envestnet also determined that it was more likely than not that the fair value of its reporting units exceeded the carrying value and concluded that goodwill was not impaired. As a result, the Company did not perform the quantitative goodwill impairment evaluation.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No impairment charges have been recorded for the years ended December 31, 2017, 2016 and 2015.

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

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. It is anticipated that the net deferred tax liability position of our January 2018 acquisition of Folio Dynamix will cause the Company to release a portion of its valuation allowance during the first quarter of 2018.

Our effective tax rates differ from the statutory rates primarily due to state taxes, permanent differences, the generation of R&D tax credits, unrecognized tax benefits, prior period true-ups, changes in valuation allowances, changes in rates and tax reform. Our provision for income taxes varies based on, among other things, changes in the valuation of our deferred tax assets and liabilities, the tax effects of non-cash stock-based compensation or changes in applicable tax laws, regulations and accounting principles or interpretations thereof.

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

Results of Operations

	As of December 31,
	2017	2016	Percent Change	2015	Percent Change
	(in thousands)			(in thousands)
Revenues:
Assets under management or administration	$410,016	$352,498	16%	$333,684	6%
Subscription and licensing	245,867	198,125	24%	75,280	163%
Professional services and other	27,796	27,541	1%	11,955	130%
Total revenues	683,679	578,164	18%	420,919	37%
Operating expenses:
Cost of revenues	219,037	180,590	21%	161,309	12%
Compensation and benefits	264,392	241,584	9%	139,756	73%
General and administration	121,010	115,435	5%	72,900	58%
Depreciation and amortization	62,820	63,999	(2)%	27,962	129%
Total operating expenses	667,259	601,608	11%	401,927	50%
Income (loss) from operations	16,420	(23,444)	(170)%	18,992	*
Other income (expense):
Interest income	201	37	*	338	(89)%
Interest expense	(16,347)	(16,600)	(2)%	(10,271)	62%
Other income (expense), net	(1,963)	(483)	*	(71)	* %
Total other expense, net	(18,109)	(17,046)	6%	(10,004)	70%
Income (loss) before income tax provision (benefit)	(1,689)	(40,490)	(96)%	8,988	*
Income tax provision	1,591	15,077	(89)%	4,552	*
Net income (loss)	(3,280)	(55,567)	(94)%	4,436	*
Add: Net loss attributable to non-controlling interest	—	—	*	—	*
Net income (loss) attributable to Envestnet, Inc.	$(3,280)	$(55,567)	(94)%	$4,436	*

*	Not meaningful

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenues

Total revenues increased 18% from $578,164 in 2016 to $683,679 in 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2017, relative to the corresponding period in 2016 and an increase in subscription and licensing revenues of $47,742, of which $26,034 was related to the Envestnet | Yodlee segment primarily attributable to our data analytics and FI and YI channels. Revenues from assets under management or administration comprised 60% and 61% of total revenues in 2017 and 2016, respectively.

Assets under management or administration

Revenues earned from assets under management or administration increased 16% from $352,498 in 2016 to $410,016 in 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2017, relative to the corresponding period in 2016. In 2017, revenues were further positively affected by new account growth, market appreciation and positive net flows of AUM or AUA during 2016 and 2017, partially offset by a lower overall effective fee rate on AUM/A.

The number of financial advisors with AUM or AUA on our technology platforms increased from 36,483 as of December 31, 2016 to 40,485 as of December 31, 2017 and the number of AUM or AUA client accounts increased from approximately 1,540,000 as of December 31, 2016 to approximately 1,900,000 as of December 31, 2017.

Subscription and licensing

Subscription and licensing revenues increased 24% from $198,125 in 2016 to $245,867 in 2017. This increase was primarily due to an increase in Envestnet | Yodlee contributing an additional $26,034, Envestnet | Tamarac related revenue of $12,212 and Envestnet | Enterprise revenue of $9,496. The increase in the Envestnet | Yodlee segments was primarily attributable to our data analytics and FI and YI channels. The Envestnet | Tamarac revenue increase resulted from the continued addition of new clients and selling additional services to existing clients. The Envestnet | Enterprise revenue increase was primarily attributable to a significant client which attributed revenue for an entire year during 2017 as compared to a portion of 2016.

Professional services and other

Professional services and other revenues increased 1% from $27,541 in 2016 to $27,796 in 2017.  This was primarily due to relatively consistent year over year implementation fees and data analytics customer deployments.

Cost of revenues

Cost of revenues increased 21% from $180,590 in 2016 to $219,037 in 2017, primarily due to the corresponding increase in revenues from AUM or AUA. As a percentage of total revenues, cost of revenues increased from 31% in 2016 to 32%  in 2017.  The increase in cost of revenues as a percentage of total revenue is primarily a result of the an increase in third party consulting and professional services for new data analytics customer deployments and hosting and payment processing services.

Compensation and benefits

Compensation and benefits increased 9% from $241,584 in 2016 to $264,392 in 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $21,764 related to an increase in headcount, and increases in incentive compensation of $3,610 and short-term variable compensation of $1,553, partially offset by decreases in severance expense of $2,025 and non-cash compensation expense of $1,944.  Headcount increased from an average of 2,900 in 2016 to an average of 3,000 in 2017, primarily as a result of an increase in headcount to support the organic growth of our operations. As a percentage of total revenues, compensation and benefits decreased from 42% in 2016 to 39% in 2017. The decrease in compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to a lower compensation and benefit increase.

General and administration

General and administration expenses increased 5% from $115,435 in 2016 to $121,010 in 2017, primarily due to increases in transaction related costs of $7,882, occupancy costs of $3,901, professional and legal fees of $2,016, marketing costs of $1,623 and travel and entertainment expense of $1,264, partially offset by decreases in non-income tax expense of $5,883, litigation expense of $4,558 and fair market value adjustment on continent consideration of $1,588. As a percentage of total revenues, general and administration expenses decreased from 20% in 2016 to 18% in 2017. The decrease in general and administration as a percentage of total revenues is primarily due to a higher revenue increase compared to a lower general and administration increase.

Depreciation and amortization

Depreciation and amortization expense decreased 2% from $63,999 in 2016 to $62,820 in 2017, primarily due to a decrease in intangible asset amortization of $3,388 due to a significant portion of the intangible assets being amortized using an accelerated expense method throughout the assets’ useful lives and the majority of such assets being acquired prior to 2017 (see “Note 3 – Business Acquisitions” to the notes to consolidated financial statements in Part II, Item 8). The decrease in depreciation and amortization was partially offset by an increase in amortization and depreciation on internally developed software and property and equipment, primarily due to an increase in capital expenditures. As a percentage of total revenues, depreciation and amortization decreased from 11% in 2016 to 9% in 2017, primarily as a result of a decrease in Envestnet | Yodlee intangible asset amortization.

Interest expense

Interest expense remained consistent from $16,600 in 2016 to $16,347 in 2017. Interest expense includes coupon interest, discount amortization, and issuance cost amortization related to the Convertible Notes as well as interest and amortization of upfront fees and monthly fees related to the Second Amended and Restated Credit Agreement. The discount, issuance costs, and upfront fees are amortized over the term of the related agreements.

Other expense, net

Other expense, net increased from $483 in 2016 to $1,963 in 2017, primarily due to a one-time 2016 gain related to a customer settlement of $1,384 as well as comparatively favorable foreign currency impacts of $532, partially offset by a decrease in losses and impairments booked on investments in private companies of $685.

Income tax provision

	Year Ended
	December 31,
	2017	2016
Loss before income tax provision	$(1,689)	$(40,490)
Income tax provision	1,591	15,077
Effective tax rate	(94.2)%	(37.2)%

Our 2017 effective tax rate differs from the statutory rate primarily due to the effect of state taxes, AMT Credit conversion to a receivable, foreign tax expense, change in foreign unremitted earnings assertion, indefinite-lived intangibles, changes in valuation allowance on our domestic temporary differences and tax reform.

Our 2016 effective tax rate differs from the statutory rate primarily due to the effect of state taxes, foreign tax expense, unremitted foreign earnings true-up, indefinite-lived intangibles and changes in valuation allowance on our domestic temporary differences.

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

Depreciation and amortization

Depreciation and amortization expense increased 129% from $27,962 in 2015 to $63,999 in 2016, primarily due to an increase in intangible asset amortization of $27,879 as a result of intangible assets recorded in purchase accounting related to our 2015 and 2016 acquisitions (see “Note 3 – Business Acquisitions” to the notes to consolidated financial statements in Part II, Item 8). The increase in depreciation and amortization expense was also due to increases in capitalized computer equipment and software to support the growth of our operations. As a percentage of total revenues, depreciation and amortization increased from 7% in 2015 to 11% in 2016, primarily as a result of Envestnet | Yodlee intangible asset amortization.

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

Income tax provision

Income tax provision
	Year Ended
	December 31,
	2016	2015
Income (loss) before income tax provision	$(40,490)	$8,988
Income tax provision	15,077	4,552
Effective tax rate	(37.2)%	50.6%

Our 2016 effective tax rate differs from the statutory rate primarily due to the effect of state taxes, foreign tax expense, unremitted foreign earnings true-up, indefinite-lived intangibles and changes in valuation allowance on our domestic temporary differences.

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

The following table reconciles income from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2017	2016	2015
Envestnet	$75,449	$41,678	$43,278
Envestnet | Yodlee	(19,456)	(38,547)	(2,984)
Total segment income from operations	55,993	3,131	40,294
Nonsegment operating expenses	(39,573)	(26,575)	(21,302)
Interest expense, net	(16,146)	(16,563)	(9,933)
Other expense, net	(1,963)	(483)	(71)
Consolidated income (loss) before income tax provision	(1,689)	(40,490)	8,988
Income tax provision	1,591	15,077	4,552
Consolidated net income (loss)	(3,280)	(55,567)	4,436
Add: Net income (loss) attributable to non-controlling interest	—	—	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$(3,280)	$(55,567)	$4,436

Envestnet

The following table presents income from operations for the Envestnet segment:

	As of December 31,
	2017	2016	Percent Change	2015	Percent Change
	(in thousands)			(in thousands)
Revenues:
Assets under management or administration	$410,016	$352,498	16%	$333,684	6%
Subscription and licensing	106,048	84,340	26%	63,719	32%
Professional services and other	11,841	10,794	10%	9,435	14%
Total revenues	527,905	447,632	18%	406,838	10%
Operating expenses:
Cost of revenues	205,793	169,732	21%	160,489	6%
Compensation and benefits	157,237	144,388	9%	125,585	15%
General and administration	63,203	67,050	(6)%	54,118	24%
Depreciation and amortization	26,223	24,784	6%	23,368	6%
Total operating expenses	452,456	405,954	11%	363,560	12%
Income from operations	$75,449	$41,678	81%	$43,278	(4)%

Year ended December 31, 2017 compared to year ended December 31, 2016 for the Envestnet segment

Revenues

Assets under management or administration

Revenues earned from assets under management or administration increased 16% from $352,498 in 2016 to $410,016 in 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2017, relative to the corresponding period in 2016. In 2017, revenues were further positively affected by new account growth, market appreciation and positive net flows of AUM or AUA during 2016 and 2017, partially offset by a lower overall effective fee rate on AUM/A.

The number of financial advisors with AUM or AUA on our technology platforms increased from 36,483 as of December 31, 2016 to 40,485 as of December 31, 2017 and the number of AUM or AUA client accounts increased from approximately 1,540,000 as of December 31, 2016 to approximately 1,900,000 as of December 31, 2017.

Subscription and licensing

Subscription and licensing revenues increased 26% from $84,340 in 2016 to $106,048 in 2017. This increase was primarily due to an increase in Envestnet | Tamarac and Envestnet | Enterprise related revenue of $12,212 and $9,496, respectively. The Envestnet | Tamarac and Envestnet | Enterprise revenue increase resulted from the continued addition of new clients and selling additional services to existing clients.

Professional services and other

Professional services and other revenues increased 10% from $10,794 in 2016 to $11,841 in 2017. This increase was primarily due to increases in Envestnet | Tamarac and Envestnet | Enterprise related revenue of $640 and $400, respectively. The increase in Envestnet | Tamarac professional service revenue was a result of an increase in implementation revenue from the onboarding of new clients. The Envestnet | Enterprise revenue increase was primarily due to an increase in Advisor Summit related revenue.

Cost of revenues

Cost of revenues increased 21% from $169,732 in 2016 to $205,793 in 2017, primarily due to the corresponding increase in revenues from AUM or AUA, and the mix of such revenues. As a percentage of total revenues, cost of revenues increased from 38% in 2016 to 39% in 2017.

Compensation and benefits

Compensation and benefits increased 9% from $144,388 in 2016 to $157,237 in 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $8,765 related to an increase in headcount, an increase in non‑cash compensation expense of $2,472 and an increase in incentive compensation of $1,784. As a percentage of total revenues, compensation and benefits decreased from 32% in 2016 to 30% in 2017. The decrease in compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to a lower compensation and benefit increase.

General and administration

General and administration expenses decreased 6% from $67,050 in 2016 to $63,203 in 2017, primarily due to decreases in non-income tax expenses of $5,883 and website and systems development costs of $2,392, partially offset by increases in communication, research and data services costs of $2,330 and occupancy costs of $2,043. As a percentage of total revenues, general and administration expenses decreased from 15% in 2016 to 12% in 2017. The decrease in general as a percentage of total revenues is primarily due to a higher revenue increase compared to a lower general and administration increase.

Depreciation and amortization

Depreciation and amortization expense increased 6% from $24,784 in 2016 to $26,223 in 2017, primarily due to increases in internally developed software amortization expense of $1,664 and property and equipment depreciation expense of $1,510, partially offset by a decrease in intangible asset amortization expense of $1,735. As a percentage of total revenues, depreciation and amortization decreased from 6% in 2016 to 5% in 2017.

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

Envestnet | Yodlee

The following table presents loss from operations for the Envestnet | Yodlee segment:

	As of December 31,
	2017	2016	Percent Change	2015	Percent Change
	(in thousands)			(in thousands)
Revenues:
Subscription and licensing	$139,819	$113,785	23%	$11,561	*
Professional services and other	15,955	16,747	(5)%	2,520	*
Total revenues	155,774	130,532	19%	14,081	*
Operating expenses:
Cost of revenues	13,244	10,858	22%	820	*
Compensation and benefits	93,316	85,972	9%	8,777	*
General and administration	32,073	33,034	(3)%	2,874	*
Depreciation and amortization	36,597	39,215	(7)%	4,594	*
Total operating expenses	175,230	169,079	4%	17,065	*
Loss from operations	$(19,456)	$(38,547)	50%	$(2,984)	*

*	Not meaningful

Year ended December 31, 2017 compared to year ended December 31, 2016 for the Envestnet | Yodlee segment

Revenues

Subscription and licensing

Subscription and licensing revenues increased 23% from $113,785 in 2016 to $139,819 in 2017. This increase was primarily due to an increase of $18.9 million in revenue attributed to our data analytics channel with the remainder primarily derived from our FI and YI channels.

Professional services and other

Professional services and other revenues decreased 5% from $16,747 in 2016 to $15,955 in 2017. This decrease was primarily due to timing of new data analytics customer deployments.

Cost of revenues

Cost of revenues increased 22% from $10,858 in 2016 to $13,244 in 2017, primarily due to an increase in third party consulting and professional services of $900 for new data analytics customer deployments and hosting and payment processing services of $1,577 to support our overall revenue growth. As a percentage of total revenues, cost of revenues increased from 8% in 2016 to 9% in 2017.

Compensation and benefits

Compensation and benefits increased 9% from $85,972 in 2016 to $93,316 in 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $10,192, as a result of increased headcount to support organic growth and an increase related to the Wheelhouse acquisition, and an increase in incentive compensation of $1,809, offset by a decrease in non-cash compensation expense of $4,153. As a percentage of total revenues, compensation and benefits decreased from 66% in 2016 to 60% in 2017. The decrease in compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in compensation and benefit expenses.

General and administration

General and administration expenses decreased 3% from $33,034 in 2016 to $32,073 in 2017, primarily due to decreases in litigation related expense of $4,317 and realized losses on designated hedges of $486, offset by increases in software purchase and maintenance of $2,120 and occupancy cost of $1,856. As a percentage of total revenues, general and administration expenses decreased from 25% in 2016 to 21% in 2017. The decrease in general and administration as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in general and administration expenses.

Depreciation and amortization

Depreciation and amortization expense decreased 7% from $39,215 in 2016 to $36,597 in 2017, primarily due to a decrease in intangible asset amortization of $1,653 primarily due to a significant portion of the intangible assets being amortized using an accelerated expense method throughout the assets’ useful lives and the majority of such assets being acquired prior to 2017, as well as a decrease in depreciation of property and equipment of $965. As a percentage of total revenues, depreciation and amortization expense decreased from 30% in 2016 to 23% in 2017. The decrease in depreciation and amortization as a percentage of total revenues is primarily due to a higher revenue increase and a decrease in depreciation and amortization expenses.

Year ended December 31, 2016 compared to year ended December 31, 2015 for the Envestnet | Yodlee segment

The 2015 period for Envestnet | Yodlee consists of financial activity from November 19, 2015 through December 31, 2015. Due to this time period deviating significantly from 2016 where twelve months of financial activity is consolidated, a year-over-year review would not be meaningful. For additional information pertaining to our business segments, see “Note 21 – Segment Information” to the notes to consolidated financial statements in Part II, Item 8 as well as Item 1 in Part I.

Nonsegment

The following table presents nonsegment loss from operations:

	As of December 31,
	2017	2016	Percent Change	2015	Percent Change
	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$13,839	$11,224	23%	$5,394	108%
General and administration	25,734	15,351	68%	15,908	(4)%
Total operating expenses	39,573	26,575	49%	21,302	25%
Loss from operations	$(39,573)	$(26,575)	49%	$(21,302)	25%

Year ended December 31, 2017 compared to year ended December 31, 2016 for nonsegment

Compensation and benefits

Compensation and benefits increased 23% from $11,224 in 2016 to $13,839 in 2017, primarily due to increases in salaries, benefits and related payroll taxes of $2,807.

General and administration

General and administration expenses increased 68% from $15,351 in 2016 to $25,734 in 2017, primarily due to increases in transaction related expenses of $8,484, professional and legal fees of $2,582 and marketing expense of $524, partially offset by a decrease in fair market value adjustments to contingent consideration liabilities of $1,588.

Year ended December 31, 2016 compared to year ended December 31, 2015 for nonsegment

Nonsegment expenses increased 25% from $21,302 in 2015 to $26,575 in 2016, primarily due to increases in fair market value adjustments to contingent consideration liabilities of $5,740, non-cash compensation expense of $4,073, professional and legal fees of $1,786, incentive compensation of $694, salary and benefits expense of $634, offset by a decrease in transaction related costs of $8,679.

Non‑GAAP Financial Measures

In addition to reporting results according to U.S. GAAP, we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues”, “adjusted EBITDA”, “adjusted net income” and “adjusted net income per share”.

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

“Adjusted net income” represents net income (loss) before deferred revenue fair value adjustment, accretion on contingent consideration, non‑cash interest expense, non‑cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, fair‑market value adjustment on contingent consideration, litigation related expense, foreign currency and related hedging activity, other (income) expense, non-income tax expense adjustment, impairment of equity method investment, loss allocation from equity method investment and loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The reconciling items, and resulting adjusted net income, are presented on a different basis than historically shown to eliminate the impact of quarterly volatility of the GAAP tax provision on the Company’s adjusted earnings figures.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provide comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, litigation‑related expense, foreign currency and related hedging activity, income tax provision, restructuring charges and transaction costs, accretion on contingent consideration and purchase liability, fair market value adjustments on contingent consideration, non-income tax expense, other (income) expense, severance, impairment of equity method investment, loss allocation from equity method investment, loss attributable to non‑controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non‑cash stock‑based compensation expense from adjusted EBITDA and adjusted net income because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•

Due to either net losses before income tax expenses or the use of federal and state net operating loss carryforwards in 2017, 2016 and 2015, we had cash income tax payments, net of refunds, of $3,261, $1,114, and $1,700 in the years ended December 31, 2017, 2016 and 2015, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Total revenues	$683,679	$578,164	$420,919
Deferred revenue fair value adjustment	130	1,270	322
Adjusted revenues	$683,809	$579,434	$421,241

The following table sets forth the reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income (loss)	$(3,280)	$(55,567)	$4,436
Add (deduct):
Deferred revenue fair value adjustment	130	1,270	322
Interest income	(201)	(37)	(338)
Interest expense	16,347	16,600	10,271
Accretion on contingent consideration and purchase liability	512	150	888
Income tax provision	1,591	15,077	4,552
Depreciation and amortization	62,820	63,999	27,962
Non-cash compensation expense	31,331	33,276	15,160
Restructuring charges and transaction costs	13,666	5,784	13,495
Severance	2,316	4,342	1,695
Fair market value adjustment to contingent consideration	—	1,588	(4,153)
Litigation related expense	1,033	5,591	65
Foreign currency and related hedging activity	494	(716)	—
Other (income) expense	—	(1,384)	72
Non-income tax expense adjustment	346	6,229	—
Impairment of equity method investment	—	734	—
Loss allocation from equity method investment	1,469	1,420	—
Loss attributable to non-controlling interest	316	1,081	1,643
Adjusted EBITDA	$128,890	$99,437	$76,070

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income (loss)	$(3,280)	$(55,567)	$4,436
Income tax provision (1)	1,591	15,077	4,552
Income (loss) before income tax provision	(1,689)	(40,490)	8,988
Add (deduct):
Deferred revenue fair value adjustment	130	1,270	322
Accretion on contingent consideration and purchase liability	512	150	888
Non-cash interest expense	8,994	8,244	6,393
Non-cash compensation expense	31,331	33,276	15,160
Restructuring charges and transaction costs	13,666	5,784	13,495
Severance	2,316	4,342	1,695
Amortization of acquired intangibles	42,127	45,515	17,636
Fair market value adjustment on contingent consideration	—	1,588	(4,153)
Litigation related expense	1,033	5,591	65
Foreign currency and related hedging activity	494	(716)	—
Other (income) expense	—	(1,384)	72
Non-income tax expense adjustment	346	6,229	—
Impairment of equity method investment	—	734	—
Loss allocation from equity method investment	1,469	1,420	—
Loss attributable to non-controlling interest	316	1,081	1,643
Adjusted net income before income tax effect	101,045	72,634	62,204
Income tax effect (2)	(40,418)	(29,054)	(24,509)
Adjusted net income	$60,627	$43,580	$37,695

Basic number of weighted-average shares outstanding	43,732,148	42,814,222	36,500,843
Effect of dilutive shares:
Options to purchase common stock	1,649,225	1,278,827	1,700,248
Unvested restricted stock units	770,428	486,823	185,782
Diluted number of weighted-average shares outstanding	46,151,801	44,579,872	38,386,873
Adjusted net income per share - diluted	$1.31	$0.98	$0.98

(1) For the years ended December 31, 2017, 2016 and 2015, the effective tax rate computed in accordance with U.S. GAAP equaled (94.2%), (37.2)% and 50.6%, respectively.

(2) For the years ended December 31, 2017, 2016 and 2015, an estimated normalized effective tax rate of 40% has been used to compute adjusted net income.

Note on Income Taxes: As of December 31, 2017, the Company had NOL carryforwards of $249,653 and $143,775 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes the Company pays for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with U.S. GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Total revenues	$527,905	$155,774	$—	$683,679
Deferred revenue fair value adjustment	38	92	—	130
Adjusted revenues	$527,943	$155,866	$—	$683,809

Income (loss) from operations	$75,449	$(19,456)	$(39,573)	$16,420
Add (deduct):
Deferred revenue fair value adjustment	38	92	—	130
Accretion on contingent consideration	512	—	—	512
Depreciation and amortization	26,223	36,597	—	62,820
Non-cash compensation expense	15,191	10,880	5,260	31,331
Restructuring charges and transaction costs	366	—	13,300	13,666
Non-income tax expense adjustment	346	—	—	346
Severance	1,954	346	16	2,316
Litigation related expense	—	1,033	—	1,033
Loss attributable to non-controlling interest	316	—	—	316
Adjusted EBITDA	$120,395	$29,492	$(20,997)	$128,890

	Year Ended December 31, 2016
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Total revenues	$447,632	$130,532	$—	$578,164
Deferred revenue fair value adjustment	329	941	—	1,270
Adjusted revenues	$447,961	$131,473	$—	$579,434

Income (loss) from operations	$41,678	$(38,547)	$(26,575)	$(23,444)
Add (deduct):
Deferred revenue fair value adjustment	329	941	—	1,270
Accretion on contingent consideration	150	—	—	150
Depreciation and amortization	24,784	39,215	—	63,999
Non-cash compensation expense	12,719	15,033	5,524	33,276
Restructuring charges and transaction costs	904	64	4,816	5,784
Non-income tax expense adjustment	6,229	—	—	6,229
Severance	3,334	670	338	4,342
Fair market value adjustment to contingent consideration	—	—	1,588	1,588
Litigation related expense	—	5,350	241	5,591
Foreign currency and related hedging activity	—	(462)	—	(462)
Other loss	—	—	33	33
Loss attributable to non-controlling interest	1,081	—	—	1,081
Adjusted EBITDA	$91,208	$22,264	$(14,035)	$99,437

	Year Ended December 31, 2015
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Total revenues	$406,838	$14,081	$—	$420,919
Deferred revenue fair value adjustment	117	205	—	322
Adjusted revenues	$406,955	$14,286	$—	$421,241

Income (loss) from operations	$43,255	$(2,963)	$(21,300)	$18,992
Add (deduct):
Deferred revenue fair value adjustment	117	205	—	322
Accretion on contingent consideration	888	—	—	888
Depreciation and amortization	23,369	4,592	—	27,961
Non-cash compensation expense	12,141	1,569	1,451	15,161
Restructuring charges and transaction costs	—	—	13,495	13,495
Severance	1,681	14	—	1,695
Fair market value adjustment to contingent consideration	—	—	(4,152)	(4,152)
Litigation related expense	—	—	65	65
Loss attributable to non-controlling interest	1,643	—	—	1,643
Adjusted EBITDA	$83,094	$3,417	$(10,441)	$76,070

Liquidity and Capital Resources

As of December 31, 2017, we had total cash and cash equivalents of $60,115, compared to $52,592 as of December 31, 2016. We plan to use existing cash as of December 31, 2017 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements we may be required to borrow under our bank credit agreement to fund our ongoing operations or to fund potential acquisitions or other strategic activities. The Company funded the FolioDynamix acquisition subsequent to year-end with a combination of cash on the Company’s balance sheet and borrowings under its revolving credit facility.

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

The July 18, 2017 amendment to the Prior Credit Facility replaced the Term Notes and related excess cash flow payment obligations with a revolving line of credit. The Company’s consolidated balance sheets reflect these changes with no resulting portion of debt related to the revolving credit facility being classified as short-term, in accordance with the term of the Second Amended and Restated Credit Agreement.

As of December 31, 2017, an amount of $81,168 was outstanding on the Revolving Credit Facility.  Subsequent to December 31, 2017, the Company borrowed $195,000 to fund the acquisition of FolioDynamix.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$108,607	$81,270	$42,035
Net cash used in investing activities	(29,019)	(57,927)	(344,621)
Net cash provided by (used in) financing activities	(72,440)	(22,469)	144,550
Effect of exchange rate on changes on cash	375	—	—
Net increase (decrease) in cash and cash equivalents	7,523	874	(158,036)
Cash and cash equivalents, end of period	60,115	52,592	51,718

Operating activities

Net cash provided by operating activities in 2017 increased by $27,337 compared to 2016, primarily due to a decrease in net loss of $52,287, partially offset by decreases in the change in deferred income tax liabilities of $10,181 and changes in operating assets and liabilities of $11,372.

Net cash provided by operating activities in 2016 increased by $39,235 compared to 2015, primarily due to the Yodlee acquisition contributing an entire year of operating cash flow, an increase in the change in operating assets and liabilities totaling $24,777, an increase in non‑cash adjustments totaling $74,461, offset by a decrease in net income of $60,003 in 2016 compared to the prior year period.

Investing activities

Net cash used in investing activities in 2017 decreased by $28,908 compared to 2016, primarily due to a decrease in cash used for acquisition of business of $31,613, partially offset by an increase in capital expenditures for internally develop software of $4,015.

Net cash used in investing activities in 2016 decreased by $286,694 compared to 2015, primarily due to the Yodlee and other acquisitions during 2015 totaling $328,305 offset by cash used in acquisitions of $31,613 during 2016.

In 2016, the Company acquired FinaConnect and Wheelhouse for net cash totaling $6,693, and $13,219, respectively, as well as a payment of $11,701 related to the Yodlee dissenting shareholders (see “Note 3 – Business Acquisitions” to the notes to consolidated financial statements in Part II, Item 8).

Financing activities

Net cash used in financing activities in 2017 increased by $49,971 compared to 2016, primarily due to increases in Term Note payments of $27,862, payments on the revolving credit facility of $22,500, purchase of treasury stock for stock-based minimum tax withholdings of $3,008, and an increase in proceeds from borrowings on the revolving credit facility of $5,000. These impacts were partially offset by an increase in proceeds from the exercise of stock options of $3,027 and a decrease in payments of purchase consideration liabilities of $3,021.

Net cash used in financing activities in 2016 was $22,469 compared to net cash provided by financing activities in 2015 of $144,550. The fluctuation of $167,019 was primarily the result of 2015 including $160,000 of proceeds from the issuance of Term Notes.

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

Commitments

The following table sets forth information regarding our contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating leases (1)	$111,138	$14,104	$29,293	$24,335	$43,406
Convertible Notes	172,500	—	172,500	—	—
Convertible Notes coupon interest payments	4,529	3,019	1,510	—	—
Revolving credit facility (2)	81,168	—	—	81,168	—
Undrawn credit facility fees	1,319	290	580	449	—
Estimated undiscounted contingent consideration	4,000	4,000	—	—	—
Definite consideration payments	1,250	1,250	—	—	—
Purchase obligations	27,425	14,884	12,287	254	—
Total	$403,329	$37,547	$216,170	$106,206	$43,406

(1)	We lease facilities under non‑cancelable operating leases expiring at various dates through 2030.
(2)	No scheduled payments exist for the revolving credit facility, and prepayments can be made without penalty.

The table above does not reflect the following:

•	Amounts estimated for uncertain tax positions as the timing and likelihood of such payments cannot be reasonably estimated.
•

Voluntary employer matching contributions to our defined contribution benefit plans since the amount cannot be reasonably estimated. For the years ended December 31, 2017, 2016 and 2015, we made voluntary employer matching contributions of $4,038, $2,270 and $1,521, respectively.

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

 In  August 2015, the FASB issued ASU 2015-14 to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard in its first quarter of 2018.

The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial adoption. The standard also allows entities to apply certain practical expedients at their discretion. The Company will adopt the standard using the modified retrospective approach with a cumulative catch-up adjustment and will provide additional disclosures comparing results to previous GAAP in our 2018 consolidated financial statements. We plan to apply the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts. The Company has substantially completed the implementation of key systems changes and changes to internal controls over financial reporting to allow the Company to timely compile the information needed to account for transactions under this new guidance.

In adopting ASU 2014-09, the Company expects the following significant changes:

i)

Timing of revenue recognition for initial implementation services. Under ASU 2014-09, the Company will recognize professional services revenue from the initial implementation services over the remaining contractual term of the arrangement. Previously, this revenue was recognized on a straight line basis over the estimated life of the customer relationship; and

ii)

Deferral of incremental direct costs to obtaining a contract with a customer. Under ASU 2014-09, the Company will capitalize certain variable compensation (i.e., shot term incentive compensation) payable to its sales force and subsequently amortize the capitalized costs over a period of time that is consistent with the transfer of the related good or service to the customer, which the Company has determined to be five years. Capitalized costs, net of accumulated amortization, will be included in other non-current assets on the Company’s consolidated balance sheets. Previously, the Company elected to expense these incremental direct costs as incurred.

The Company currently estimates the adoption of ASU 2014-09 will decrease its 2018 beginning accumulated deficit balance by approximately $9,000, offset by an approximate $4,000 decrease in deferred revenues and an approximate $5,000 increase in other non-current assets.

Additionally, while we are still in the process of assessing the statement of operations classification impact, under ASU 2014-09, for a subset of third party manager agreements, the existing presentation of gross versus net revenue may change.

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

In March 2016, The FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statements of cash flows. The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. The cash paid to satisfy the statutory income tax withholding obligation will be classified as a financing activity in the statements of cash flows. Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. These changes became effective for the Company’s fiscal year beginning January 1, 2017 and have been reflected in these consolidated financial statements. As a result of the retrospective adoption of ASU 2016-09, for the year ended December 31, 2016 and 2015, net cash provided by operating activities increased by $4,455 and $17,607, respectively, with a corresponding offset to net cash used in financing activities. The Company did not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statements of cash flows. This ASU is effective for the Company January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so for which it must be retrospectively applied at the earliest date practical. We will adopt the standard effective January 1, 2018. Upon adoption, the Company does not anticipate significant changes to the Company's existing accounting policies or presentation of the consolidated statements of cash flows.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805), which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard will be effective for public companies for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted effective for transactions not yet reported in financial statements issued or made available for issuance. We will adopt the standard effective January 1, 2018. Upon adoption, the Company will assess all future purchases within the context of this updated guidance. We do not anticipate significant changes to the Company's existing accounting policies or presentation of the consolidated statements of cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This update clarifies which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. Specifically, an entity would not apply modification account if the fair value, vesting conditions, and classification as an equity or liability instrument are the same before and after the modification. The ASU is effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied prospectively to awards modified on or after the adoption date. We will adopt the standard effective January 1, 2018. Upon adoption, the Company will assess all future awards within the context of this updated guidance. We do not anticipate significant changes to the Company's existing accounting policies or presentation of the consolidated statements of cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to revenues from asset management or administration earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2017, 2016 and 2015, 60%, 61% and 79% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA.

This percentage will vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline. We do not use derivative financial instruments for speculative, hedging or trading purposes.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. As of December 31, 2017, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $4,350 to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $3,560 to pre-tax earnings.

The Company transacts business with entities which provide payment for services in foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these revenues into U.S. dollars. As of December 31, 2017, we estimate that a hypothetical 10% increase in the value of these currencies to the U.S. dollar would result in a decrease of approximately $2,920 to pre-tax earnings and a hypothetical 10% decrease in the value of these currencies to the U.S. dollar would result in an increase of approximately $2,840 to pre-tax earnings.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Second Amended and Restated Credit Agreement. Interest charged on the revolving credit facility during 2017 was approximately 3.6%.  As of December 31, 2017, there were $81,168 of revolving credit amounts outstanding under the Second Amended and Restated Credit Agreement. The Company incurred interest expense of $4,153 for the year ended December 31, 2017 related to the Second Amended and Restated Credit Agreement.  A hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense on an annual basis by approximately $270.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Envestnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Envestnet, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

 /s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois
Feburary 28, 2018

Envestnet, Inc.

Consolidated Balance Sheets

(in thousands, except share information)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$60,115	$52,592
Fees and other receivables, net	51,522	44,268
Prepaid expenses and other current assets	19,470	16,224
Total current assets	131,107	113,084

Property and equipment, net	35,909	33,000
Internally developed software, net	22,174	14,860
Intangible assets, net	222,731	265,558
Goodwill	432,955	431,936
Other non-current assets	17,176	13,963
Total assets	$862,052	$872,401

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$105,897	$87,763
Accounts payable	11,097	11,480
Current portion of debt	—	37,926
Contingent consideration	2,115	2,286
Deferred revenue	21,246	16,499
Total current liabilities	140,355	155,954

Convertible Notes	158,990	152,575
Revolving credit facility	81,168	—
Term Notes	—	100,409
Contingent consideration	666	2,582
Deferred revenue	12,047	15,643
Deferred rent and lease incentive	15,185	12,060
Deferred tax liabilities, net	969	5,555
Other non-current liabilities	15,102	13,436
Total liabilities	424,482	458,214

Commitments and contingencies

Redeemable units in ERS	900	900
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 57,450,056 and 55,642,686 shares issued as of December 31, 2017 and December 31, 2016, respectively; 44,700,641 and 43,240,567 shares outstanding as of December 31, 2017 and December 31, 2016, respectively	287	278
Additional paid-in capital	556,257	516,675
Accumulated deficit	(73,854)	(70,574)
Treasury stock at cost, 12,749,415 and 12,402,119 shares as of December 31, 2017 and December 31, 2016, respectively	(47,042)	(33,068)
Accumulated other comprehensive income (loss)	624	(422)
Total stockholders’ equity	436,272	412,889
Non-controlling interest	398	398
Total equity	436,670	413,287
Total liabilities and equity	$862,052	$872,401

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share information)

	December 31,
	2017	2016	2015
Revenues:
Assets under management or administration	$410,016	$352,498	$333,684
Subscription and licensing	245,867	198,125	75,280
Professional services and other	27,796	27,541	11,955
Total revenues	683,679	578,164	420,919

Operating expenses:
Cost of revenues	219,037	180,590	161,309
Compensation and benefits	264,392	241,584	139,756
General and administration	121,010	115,435	72,900
Depreciation and amortization	62,820	63,999	27,962
Total operating expenses	667,259	601,608	401,927

Income (loss) from operations	16,420	(23,444)	18,992

Other income (expense):
Interest income	201	37	338
Interest expense	(16,347)	(16,600)	(10,271)
Other expense, net	(1,963)	(483)	(71)
Total other expense, net	(18,109)	(17,046)	(10,004)

Income (loss) before income tax provision	(1,689)	(40,490)	8,988

Income tax provision	1,591	15,077	4,552

Net income (loss)	(3,280)	(55,567)	4,436
Add: Net income (loss) attributable to non-controlling interest	—	—	—
Net income (loss) attributable to Envestnet, Inc.	$(3,280)	$(55,567)	$4,436

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.08)	$(1.30)	$0.12

Diluted	$(0.08)	$(1.30)	$0.12

Weighted average common shares outstanding:
Basic	43,732,148	42,814,222	36,500,843

Diluted	43,732,148	42,814,222	38,386,873

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to Envestnet, Inc.	$(3,280)	$(55,567)	$4,436
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	1,046	(412)	(2)
Gain (loss) on foreign currency contracts designated as cash flow hedges reclassified to earnings	—	(204)	196
Total other comprehensive income (loss), net of taxes	1,046	(616)	194
Comprehensive income (loss), net of taxes	$(2,234)	$(56,183)	$4,630

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share information)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2014	46,345,376	$232	(11,800,723)	$(13,242)	$233,888	$—	$(19,443)	$556	$201,991

Exercise of stock options	1,047,911	5	—	—	8,274	—	—	—	8,279
Issuance of common stock - vesting of restricted stock units	434,292	2	—	—	—	—	—	—	2
Acquisition of businesses	6,097,836	31	—	—	195,420	—	—	—	195,451
Acquisition of business - attribution of the fair market value of replacement awards	—	—	—	—	4,318	—	—	—	4,318
Stock-based compensation expense	—	—	—	—	15,161	—	—	—	15,161
Excess tax benefits from stock-based compensation expense	—	—	—	—	17,607	—	—	—	17,607
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(145,566)	(7,412)	—	—	—	—	(7,412)
Purchase of ERS units	—	—	—	—	58	—	—	(158)	(100)
Foreign currency translation loss	—	—	—	—	—	(2)	—	—	(2)
Unrealized gain on foreign currency contracts designated as accounting hedges	—	—	—	—	—	196	—	—	196
Net income	—	—	—	—	—	—	4,436	—	4,436
Balance, December 31, 2015	53,925,415	$270	(11,946,289)	$(20,654)	$474,726	$194	$(15,007)	$398	$439,927

Exercise of stock options	598,382	2	—	—	4,922	—	—	—	4,924
Issuance of common stock - vesting of restricted stock units	1,118,889	6	—	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	32,572	—	—	—	32,572
Excess tax benefits from stock-based compensation expense	—	—	—	—	4,455	—	—	—	4,455
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(412,220)	(10,966)	—	—	—	—	(10,966)
Common stock shares repurchased	—	—	(43,610)	(1,448)	—	—	—	—	(1,448)
Foreign currency translation loss	—	—	—	—	—	(412)	—	—	(412)
Loss on foreign currency contracts designated as cash flow hedges reclassified to earnings	—	—	—	—	—	(204)	—	—	(204)
Net loss	—	—	—	—	—	—	(55,567)	—	(55,567)
Balance, December 31, 2016	55,642,686	$278	(12,402,119)	$(33,068)	$516,675	$(422)	$(70,574)	$398	$413,287

Exercise of stock options	837,857	4	—	—	7,947	—	—	—	7,951
Issuance of common stock - vesting of restricted stock units	969,513	5	—	—	—	—	—	—	5
Stock-based compensation expense	—	—	—	—	31,635	—	—	—	31,635
Purchase of treasury stock for stock-based tax withholdings	—	—	(347,296)	(13,974)	—	—	—	—	(13,974)
Foreign currency translation gain	—	—	—	—	—	1,046	—	—	1,046
Net loss	—	—	—	—	—	—	(3,280)	—	(3,280)
Balance, December 31, 2017	57,450,056	$287	(12,749,415)	$(47,042)	$556,257	$624	$(73,854)	$398	$436,670

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(3,280)	$(55,567)	$4,436
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,820	63,999	27,962
Deferred rent and lease incentive amortization	1,027	(438)	1819
Provision for doubtful accounts	867	1,122	176
Deferred income taxes	(4,597)	5,584	(10,508)
Stock-based compensation expense	31,331	33,276	15,161
Non-cash interest expense	8,994	8,244	10,271
Accretion on contingent consideration and purchase liability	512	150	888
Fair market value adjustment to contingent consideration	—	1,588	(4,153)
Loss allocation from equity method investment	1,469	1,420	—
Impairment of equity method investment	—	734	—
Loss on disposal of fixed assets	76	398	—
Changes in operating assets and liabilities, net of acquisitions:
Fees and other receivables	(8,121)	1,646	(9,297)
Prepaid expenses and other current assets	(787)	(3,290)	14,716
Other non-current assets	(1,690)	(98)	(6,025)
Accrued expenses and other liabilities	16,810	17,174	(13,653)
Accounts payable	(442)	(462)	3,128
Deferred revenue	1,191	2,014	10,906
Other non-current liabilities	2,427	3,776	(3,792)
Net cash provided by operating activities	108,607	81,270	42,035

INVESTING ACTIVITIES:
Purchase of property and equipment	(14,945)	(13,967)	(9,184)
Capitalization of internally developed software	(12,624)	(8,609)	(5,532)
Investment in private companies	(1,450)	(2,238)	(1,500)
Purchase of ERS units	—	(1,500)	(100)
Acquisition of businesses, net of cash acquired	—	(31,613)	(328,305)
Net cash used in investing activities	(29,019)	(57,927)	(344,621)

FINANCING ACTIVITIES:
Proceeds from issuance of Term Notes	—	—	160,000
Payment of Term Notes	(35,862)	(8,000)	(10,000)
Proceeds from borrowings on revolving credit facility	35,000	40,000	10,000
Payments on revolving credit facility	(62,500)	(40,000)	(10,000)
Debt issuance costs	(94)	—	—
Payments of contingent consideration	(2,286)	(3,729)	(7,219)
Payments of definite consideration	(445)	—	—
Payments of purchase consideration liabilities	(235)	(3,256)	—
Issuance of redeemable units in ERS	—	—	900
Proceeds from exercise of stock options	7,951	4,924	8,279
Purchase of treasury stock for stock-based tax withholdings	(13,974)	(10,966)	(7,412)
Common stock acquired under the share repurchase program	—	(1,448)	—
Issuance of restricted stock units	5	6	2
Net cash provided by (used in) financing activities	(72,440)	(22,469)	144,550

EFFECT OF EXCHANGE RATE CHANGES ON CASH	375	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,523	874	(158,036)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,592	51,718	209,754

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,115	$52,592	$51,718
	.
Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$3,261	$1,114	$1,700
Supplemental disclosure of cash flow information - cash paid during the period for interest	7,353	8,356	3,877
Supplemental disclosure of non-cash operating, investing and financing activities:
Non-cash debt issuance costs	2,230	—	—
Leasehold improvements funded by lease incentive	2,098	1,522	330
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,286	1,136	—
Purchase liabilities included in accrued expenses and other liabilities	856	996	13,676
Contingent consideration issued in business acquisitions	—	4,868	1,500
Common stock issued in business acquisitions	—	—	195,451
Attribution of the fair market value of replacement awards	—	—	4,318

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.        Organization and Description of Business

Envestnet, Inc. (“Envestnet”) and its subsidiaries (collectively, the “Company”) provide intelligent systems for wealth management and financial wellness. Envestnet’s unified technology enhances advisor productivity and strengthens the wealth management process. Through a combination of platform enhancements, partnerships and acquisitions, Envestnet empowers enterprises and advisors to more fully understand their clients and deliver better outcomes.

The Company offers these solutions principally through the following product and services suites:

•

Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting.  Advisors have access to over 18,000 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics, and digital advice capabilities to customers.

•	Envestnet | TamaracTM provides leading trading, rebalancing, portfolio accounting, performance reporting and CRM software, principally to high‑end registered investment advisers (“RIAs”).
•

Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services for advisor-sold retirement plans. Leveraging integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•

Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research, due diligence and consulting services to assist advisors in creating investment solutions for their clients. These solutions include more than 4,000 vetted managed account products, multi-manager portfolios, fund strategist portfolios, as well as proprietary products, such as quantitative portfolios.  PMC also offers an overlay service, which includes patented portfolio overlay and tax optimization services.

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

For revenues that are subject to sales and use tax and that were billed to customers, the Company records the tax net within the corresponding revenue category in the consolidated statements of operations.

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

Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fees receivable. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including historical loss experience and current economic conditions. As of December 31, 2017, 2016 and 2015, the Company’s allowance for doubtful accounts was $407, $242 and $221, respectively.

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

The Company has investments in which it uses the equity method of accounting to record its portion of investments in these privately held companies’ net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting because of its less than 50 percent ownership and lack of control. The Company’s interest in the earnings or losses of the privately held companies will be reflected in other expense, net on the consolidated statements of operations.

The Company’s investments are assessed for impairment when a review of the investee’s operations indicates that there is a decline in value of the investment and the decline is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments are written down to estimated fair value. The Company estimates fair value using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and estimated discounted future cash flows. There were $0, $734 and $0 in impairments to investments during the years ended December 31, 2017, 2016 and 2015, respectively. See “Note 9 Other Non-Current Assets.”

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Internally Developed Software for Internal Use—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internally developed software for internal use during the years ended December 31, 2017, 2016 and 2015.

Goodwill and Intangible Assets—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a qualitative or quantitative process that is performed at least annually or whenever events or circumstances indicate that impairment may have occurred. The Company performs the annual impairment analysis on October 31 in order to provide management time to complete the analysis prior to year-end. The Company has concluded that it has two reporting units.

Prior to performing the quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed.

When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded.

No goodwill impairment charges have been recorded for the years ended December 31, 2017, 2016 and 2015.

Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the years ended December 31, 2017, 2016 and 2015.

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

Non-income Tax Liabilities—Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. During 2017 and 2016, the Company estimated that a sales and use tax liability of $8,522 and $10,108, respectively, was probable related to multiple taxing jurisdictions with respect to revenues in the years ended December 31, 2017 and December 31, 2016, and prior years. This amount is included in accrued expenses and other liabilities on the consolidated balance sheets. For the same periods, the Company also estimated a sales and use tax receivable of $2,704 and $3,879, respectively, related to estimated recoverability of amounts due from customers. This amount is included in prepaid expenses and other current assets on the consolidated balance sheets.

For the year ended December 31, 2017 and 2016, we recognized net sales and use tax expense of $345 and $6,229, including interest of approximately $244 and $914, respectively. The sales and use tax adjustment was recorded in general and administration on the consolidated statements of operations. Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability.

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

Determining the fair value of stock options requires the Company to make several estimates, including the volatility of its stock price, the expected life of the option, forfeiture rate, dividend yield and interest rates. The Company estimates the expected life of its options using historical internal forfeiture data. The Company estimates stock-price volatility using historical third-party quotes of Envestnet’s common stock. The Company utilizes a risk-free interest rate, which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options. The Company has not and does not expect to pay dividends on its common shares.

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

Non-controlling Interest—Effective February 1, 2014, the Company formed ERS with various third parties. ERS offers advisory and technology enabled services to financial advisors and retirement plans. In exchange for a 64.5% ownership interest in ERS, the Company contributed certain assets and has agreed to fund a certain amount of the operating expenses of ERS. As described in “Note 3 – Business Acquisitions,” primarily due to the issuance of units related to the contributions of FinaConnect, Inc. (“FinaConnect”) and Castle Rock Innovations, Inc. (“Castle Rock”) and the purchase of additional ERS units acquired from the former owners of Klein Decisions, Inc. (“Klein”), the Company’s ownership in ERS increased to 80.8% as of December 31, 2016. During the year ended December 31, 2017, the Company purchased an additional 15 units, which increased the Company’s ownership percentage to 81.5% as of December 31, 2017.

The allocation of gains and losses to the members of ERS is based on a hypothetical liquidation book value method in accordance with the ERS operating agreement. There were no losses for the years ended December 31, 2017, 2016 and 2015, reflected as non-controlling interest in the consolidated statements of operations.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

In August 2015, the FASB issued ASU 2015-14 to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard in its first quarter of 2018.

The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial adoption. The standard also allows entities to apply certain practical expedients at their discretion. The Company will adopt the standard using the modified retrospective approach with  a cumulative catch up adjustment and will provide additional disclosures comparing results to previous GAAP in our 2018 consolidated financial statements. We plan to apply the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts. The Company has substantially completed the implementation of key systems changes and changes to internal controls over financial reporting to allow the Company to timely compile the information needed to account for transactions under this new guidance.

In adopting ASU 2014-09, the Company expects the following significant changes:

i)	Timing of revenue recognition for initial implementation services. Under ASU 2014-09, the Company will recognize professional services revenue from the initial implementation services over the

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

remaining contractual term of the arrangement. Previously, this revenue was recognized on a straight line basis over the estimated life of the customer relationship; and

ii)

Deferral of incremental direct costs to obtaining a contract with a customer. Under ASU 2014-09, the Company will capitalize certain variable compensation (i.e., short term incentive compensation) payable to its sales force and subsequently amortize the capitalized costs over a period of time that is consistent with the transfer of the related good or service to the customer, which the Company has determined to be five years. Capitalized costs, net of accumulated amortization, will be included in other non-current assets on the Company’s consolidated balance sheets. Previously, the Company elected to expense these incremental direct costs as incurred.

The Company currently estimates the adoption of ASU 2014-09 will decrease its 2018 beginning accumulated deficit balance by approximately $9,000, offset by an approximate $4,000 decrease in deferred revenues and an approximate $5,000 increase in other non-current assets.

Additionally, while we are still in the process of assessing the statement of operations classification impact, under ASU 2014-09, for a subset of third party manager agreements, the existing presentation of gross versus net revenue may change.

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

In March 2016, The FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statements of cash flows. The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. The cash paid to satisfy the statutory income tax withholding obligation will be classified as a financing activity in the statements of cash flows. Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. These changes became effective for the Company’s fiscal year beginning January 1, 2017 and have been reflected in these consolidated financial statements. As a result of the retrospective adoption of ASU 2016-09, for the year ended December 31, 2016 and 2015, net cash provided by operating activities increased by $4,455 and $17,607, respectively, with a corresponding offset to net cash used in financing activities. The Company did not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statements of cash flows. This ASU is effective for the Company January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so for which it must be retrospectively applied at the earliest date practical. We will adopt the standard effective January 1, 2018. Upon adoption, the Company does not anticipate

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

significant changes to the Company's existing accounting policies or presentation of the consolidated statements of cash flows.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805), which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard will be effective for public companies for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted effective for transactions not yet reported in financial statements issued or made available for issuance. We will adopt the standard effective January 1, 2018. Upon adoption, the Company will assess all future purchases within the context of this updated guidance. We do not anticipate significant changes to the Company's existing accounting policies or presentation of the consolidated statements of cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  This update clarifies which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. Specifically, an entity would not apply modification account if the fair value, vesting conditions, and classification as an equity or liability instrument are the same before and after the modification. The ASU is effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied prospectively to awards modified on or after the adoption date. We will adopt the standard effective January 1, 2018. Upon adoption, the Company will assess all future awards within the context of this updated guidance. We do not anticipate significant changes to the Company's existing accounting policies or presentation of the consolidated statements of cash flows.

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

For the periods ended December 31, 2017, 2016 and 2015, acquisition related costs for Finance Logix totaled $145,  $548 and $465, respectively, and are included in general and administration expenses.

Castle Rock Innovations, Inc.

On August 30, 2015, the Company acquired all of the outstanding shares of stock of Castle Rock Innovations, Inc., a Delaware corporation (“Castle Rock”). Castle Rock provides data aggregation and plan benchmark solutions to retirement plan record-keepers, broker-dealers, and advisors.

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

On December 1, 2016, the Company and Castle Rock amended the stock purchase agreement to fix the remaining post-closing period payments. The first post-closing payment was made during October 2016 in the amount of $805. The second post-closing period payment of $445 was paid in January 2017 and the third post-closing payment of $1,250 was paid in January 2018.

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

On September 1, 2015, ERS accepted the subscription of certain former owners of Castle Rock (the “Castle Rock Parties”) to purchase a 6.5% ownership interest of ERS for $900. The Castle Rock Parties have the right to require ERS to repurchase units issued pursuant to the subscription in approximately 36 months after September 1, 2015 for the amount of $900. This purchase obligation is guaranteed by the Company and is reflected outside of permanent equity in the consolidated balance sheets.

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

Net cash consideration totaled approximately $375,658 and the Company issued approximately 5,974,000 shares of Envestnet common stock to Yodlee stockholders in the Merger. Holders of 577,829 shares of Yodlee common stock have exercised their statutory appraisal rights under Delaware law. As of December 31, 2015, the Company recognized a liability in the amount of $10,061, which represented $17.49 in cash for each share of Yodlee common stock held by them. Although the Company believed the fair value of these shares did not exceed the consideration paid in the Acquisition, nevertheless, during the first quarter of 2016, the Company settled the appraisal claim in order to avoid the costs, uncertainties, disruptions and distraction of potential litigation. The difference between the liability as of December 31, 2015 and the settlement amount resulted in an increase to goodwill and total consideration paid.

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

In connection with the Yodlee merger, the Company issued 1,052,000 shares of Envestnet restricted stock awards (“replacement awards”) issued in connection with unvested Yodlee employee equity awards. The Yodlee unvested stock options and unvested restricted stock units were canceled and exchanged for the replacement awards. See “Note 16 – Stock-Based Compensation” for additional information related to the replacement awards.

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

For the periods ended December 31, 2017, 2016 and 2015, acquisition related costs for Yodlee totaled $1,289,  $2,186 and $6,624, respectively, and are included in general and administration expenses.

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

As of December 31, 2016, the estimated fair market value of contingent consideration liability for FinaConnect increased from $1,929 to $2,286. As a result, the Company recorded a fair market value adjustment of $357 which is recognized in general and administration in the consolidated statements of operations. During 2017, the Company paid contingent consideration in the amount of $2,286 for the first year earnout and estimated the second year earnout to be $0 as of December 31, 2017.

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

For the periods ended December 31, 2017 and 2016, acquisition related costs for FinaConnect totaled $135 and $116, respectively, and are included in general and administration in the consolidated statements of operations.

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

The consideration transferred in the acquisition was as follows:

Cash consideration	$13,299
Contingent consideration liability	2,364
Purchase consideration liability	887
Working capital adjustment	110
Cash acquired	(80)
Total	$16,580

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$385
Total liabilities assumed	(1,420)
Identifiable intangible assets	6,600
Goodwill	11,015
Total net assets acquired	$16,580

A summary of estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer list	$4,000	15	Accelerated
Proprietary technology	2,500	6	Straight-line
Trade names and domains	100	2	Straight-line
Total	$6,600

The results of Wheelhouse’s operations are included in the consolidated statements of operations beginning October 3, 2016, and are not considered material to the Company’s results of operations.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

For the periods ended December 31, 2017 and 2016, acquisition related costs for Wheelhouse totaled $874 and $383, respectively, and are included in general and administration in the consolidated statements of operations.

Unaudited pro forma results for Envestnet, Inc. giving effect to recent acquisitions

The results of the FinaConnect and Wheelhouse acquisitions were not considered material to the Company’s results of operations and as such no unaudited pro forma financial information is presented for the years ended December 31, 2017 and December 31, 2016.

4.         Cost of Revenues

The following summarizes cost of revenues by revenue category for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Assets under management or administration	$194,894	$160,842	$152,573
Subscription and licensing	19,818	16,113	7,785
Professional services and other	4,325	3,635	951
Total	$219,037	$180,590	$161,309

5.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	At December 31,
	2017	2016
Non-income tax receivable	$2,704	$3,879
FinaConnect escrow	2,000	429
Prepaid technology	1,843	1,318
Income tax receivable	1,684	1,864
Prepaid rent	959	882
Prepaid insurance	575	552
Other	9,705	7,300
	$19,470	$16,224

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

6.        Property and Equipment

Property and equipment consists of the following:

		At December 31,
	Estimated Useful Life	2017	2016
Cost:
Computer equipment and software	3 years	$56,192	$52,921
Leasehold improvements	Shorter of the lease term or useful life of the asset	23,192	17,286
Office furniture and fixtures	3-7 years	8,110	6,911
Other office equipment	3-5 years	2,052	1,367
		89,546	78,485
Less: accumulated depreciation and amortization		(53,637)	(45,485)
Property and equipment, net		$35,909	$33,000

During 2017 and 2016, the Company retired property and equipment that were no longer in service in the amount of $7,712 and $8,123, respectively. Substantially all assets retired originated in the Envestnet segment. The following table presents the cost amounts and related accumulated depreciation written off by category:

	Year Ended December 31, 2017		Year Ended December 31, 2016
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment and software	$7,528	$(7,523)	$6,593	$(6,498)
Office furniture and fixtures	184	(113)	225	(206)
Other office equipment	—	—	1,175	(916)
Leasehold improvements	—	—	130	(105)
Total property and equipment retirements	$7,712	$(7,636)	$8,123	$(7,725)

During 2016, the Company recorded an increase in the cost of acquired Yodlee property and equipment related to a purchase accounting fair market value adjustment in the amount of $3,922.

Depreciation and amortization expense was as follows:

	Year Ended December 31,
	2017	2016	2015
Depreciation and amortization expense	$15,383	$14,838	$7,668

7.        Internally Developed Software

Internally developed software consists of the following:

		At December 31,
	Estimated Useful Life	2017	2016
Internally developed software	5 years	$46,342	$33,718
Less: accumulated amortization		(24,168)	(18,858)
Internally developed software, net		$22,174	$14,860

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Amortization expense was as follows:

	Year Ended December 31,
	2017	2016	2015
Amortization expense	$5,310	$3,646	$2,658

8.        Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Envestnet	Envestnet | Yodlee	Total
Balance at December 31, 2015	$135,224	$286,049	$421,273
FinaConnect acquisition	4,792	—	4,792
Wheelhouse acquisition	—	10,558	10,558
Purchase accounting adjustments - Yodlee	24,613	(28,233)	(3,620)
Purchase accounting adjustments - Castle Rock	(388)	—	(388)
Other	(490)	(189)	(679)
Balance at December 31, 2016	163,751	268,185	431,936
Purchase accounting adjustments - Wheelhouse	—	457	457
Foreign currency translation	—	562	562
Balance at December 31, 2017	$163,751	$269,204	$432,955

Intangible assets consist of the following:

					December 31, 2017			December 31, 2016
					Gross		Net	Gross		Net
	Estimated				Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	7	-	15	years	$259,350	$(78,482)	$180,868	$259,490	$(54,861)	$204,629
Proprietary technologies	4	-	8	years	57,377	(31,067)	26,310	57,770	(20,214)	37,556
Trade names	1	-	7	years	24,840	(9,701)	15,139	25,007	(6,178)	18,829
Backlog			4	years	11,000	(10,586)	414	11,000	(6,456)	4,544
Total intangible assets					$352,567	$(129,836)	$222,731	$353,267	$(87,709)	$265,558

During 2016, the Company wrote off fully amortized intangible assets, specifically customer lists, in the amount of $4,159. The Company did not write off any intangible assets in 2017.

Amortization expense was as follows:

	Year Ended December 31,
	2017	2016	2015
Amortization expense	$42,127	$45,515	$17,636

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Future amortization expense of the intangible assets as of December 31, 2017, is expected to be as follows:

Years ending December 31:
2018	$35,807
2019	31,288
2020	28,344
2021	20,638
2022	19,015
Thereafter	87,639
$222,731

9.        Other Non-Current Assets

Other non-current assets consist of the following:

	At December 31,
	2017	2016
Assets to fund deferred compensation liability	$5,185	$2,738
Deposits:
Lease	4,291	4,262
Other	615	2,083
Unamortized issuance costs on revolving credit facility	3,106	—
Investments in private companies	2,731	2,750
Other	1,248	2,130
	$17,176	$13,963

The Company owns 756,347 Class B Units in a privately held company at a historical purchase price of $1,250. The Company uses the cost method of accounting for this investment.

In April 2015, the Company purchased 150,000 Class B units representing 10.3% of the outstanding membership interests of a privately held company for cash consideration of $1,500. In July 2016, the Company purchased an additional 738,463 Class B units of the outstanding membership interests of a privately held company for cash consideration of $738 bringing its total of the outstanding membership interests to 16.2%. The Company uses the equity method of accounting to record its portion of the privately held company’s net income or loss on a one quarter lag from its actual results of operations.  The Company uses the equity method of accounting because of its less than 50 percent ownership and lack of control. The Company’s share in the loss of the privately held company was $1,420 and $84 during the years ended December 31, 2016 and 2015, respectively.

In December 2016, the Company determined that its investment in this privately held company was other than temporarily impaired. Therefore, the Company reduced the carrying value of its investment to zero and recorded an impairment loss of $734, which was recorded in other expense, net on the consolidated statements of operations for the year ended December 31, 2016.

In November 2016, the Company purchased 1,500,000 Class A units representing 21.4% of the outstanding membership interests of a privately held company for cash consideration of $1,500 which is included in investments in private companies. In September 2017, the Company purchased an additional 1,450,000 Class A units in this privately held company for cash consideration of $1,450. The additional investment increased the Company’s ownership interest to 34.5%.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The Company uses the equity method of accounting to record its portion of this privately held company’s net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting because of its less than 50 percent ownership and lack of control. The Company’s share in the loss of the privately held company was $1,469 during the year ended December 31, 2017 and is included in other expense, net on the consolidated statements of operations.

10.        Fair Value Measurements

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

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Fair Value on a Recurring Basis:

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the condensed consolidated balance sheets as of December 31, 2017 and 2016, based on the three-tier fair value hierarchy.

	December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$39,400	$39,400	$—	$—
Assets to fund deferred compensation liability(2)	5,185	—	—	5,185
Total assets	$44,585	$39,400	$—	$5,185
Liabilities
Contingent consideration	$2,781	$—	$—	$2,781
Deferred compensation liability(3)	4,364	4,364	—	—
Total liabilities	$7,145	$4,364	$—	$2,781

	December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$31,644	$31,644	$—	$—
Assets to fund deferred compensation liability(2)	2,738	—	—	2,738
Total assets	$34,382	$31,644	$—	$2,738
Liabilities
Contingent consideration	$4,868	$—	$—	$4,868
Deferred compensation liability(3)	2,885	2,885	—	—
Total liabilities	$7,753	$2,885	$—	$4,868

(1)	The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds.
(2)

The deferred compensation asset fair value is based upon the cash surrender value of the life insurance premiums. The Company recognized immaterial gains related to this asset within the statements of operations for the year ended December 31, 2017.

(3)

The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the daily quoted market prices for the net asset value of the various funds in which the participants have selected.

Level I assets and liabilities include money-market funds not insured by the FDIC,  deferred compensation liability and the revolving credit facility. The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. These money-market funds are considered Level 1 and are included in cash and cash equivalents in the consolidated balance sheets. The fair value of the deferred compensation liability is based upon the daily quoted market prices for net asset value on the various funds selected by participants. The outstanding balance on the revolving credit facility approximated fair value as the revolving credit facility bore interest at variable rates and we believe our credit risk quality was consistent with when the debt originated.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Level II liabilities consist of Convertible Notes and Term Notes in which the Company uses observable market prices to determine the fair value. The outstanding value of our Term Notes approximated fair value as the Term Notes bore interest at variable rates and we believe our credit risk quality was consistent with when the debt originated through July 18, 2017, at which time the Second Amended and Restated Credit Facility replaced the Term Notes with the revolving credit facility.

Level III liabilities consist of the estimated fair value of contingent consideration as well as the deferred compensation asset. The fair market value of the deferred compensation asset is based upon the cash surrender value of the life insurance premiums.

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

The table below presents a reconciliation of contingent consideration liabilities of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2016 to December 31, 2017:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2016	$4,868
Settlement of contingent consideration liability	(2,286)
Contingent consideration adjustment	(218)
Accretion on contingent consideration	417
Balance at December 31, 2017	$2,781

The table below presents a reconciliation of the assets to fund deferred compensation liability of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2016 to December 31, 2017:

Fair Value of
Assets to Fund
Deferred
Compensation
Liability
Balance at December 31, 2016	$2,738
Contributions and fair value adjustments	2,447
Balance at December 31, 2017	$5,185

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The asset value was increased due to funding of the plan as well as immaterial gains on the underlying investment vehicles, which resulted in an asset value of $5,185 as of December 31, 2017, which was included in other non-current assets on the condensed consolidated balance sheets.

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

On December 15, 2014, the Company issued $172,500 of Convertible Notes. As of December 31, 2017 and 2016, the carrying value of the 2019 Convertible Notes equaled $158,990 and $152,575, respectively, and represents the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of December 31, 2017 and 2016, the fair value of the Convertible Notes was $180,180 and $164,824, respectively.  The Company considers the Convertible Notes to be a Level II liability as of December 31, 2017 and 2016, and uses a market approach to calculate the fair value of the Convertible Notes. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on or near December 31, 2017 (see “Note 12 – Debt”).

As of December 31, 2017 and 2016, there was $0 and $142,000, respectively, of Term Notes outstanding. The July 18, 2017 amendment to the Prior Credit Facility replaced the Term Notes and related excess cash flow payment obligations with a revolving line of credit. As of December 31, 2016, the outstanding value of our Term Notes approximated fair value as the Term Notes bore interest at variable rates and we believed our credit risk quality was consistent with when the debt originated. As of December 31, 2016, the carrying value of the Term Notes equaled $138,335, and represents the aggregate principal amount outstanding less the unamortized debt issuance costs. The Company considered the Term Notes to be a  Level II liability as of December 31, 2016 (see “Note 12 – Debt”).

As of December 31, 2017 and 2016, there was $81,168 and $0, respectively, outstanding on the revolving credit facility under the Second Amended and Restated Credit Agreement. As of December 31, 2017 and 2016, the outstanding balance on our revolving credit facility approximated fair value as the revolving credit facility bore interest at variable rates and we believed our credit risk quality was consistent with when the debt originated. The Company considered the revolving credit facility to be a Level I liability as of December 31, 2017 and 2016 (see “Note 12 – Debt”).

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2017 based upon the short-term nature of the assets and liabilities.

11.        Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	At December 31,
	2017	2016
Accrued compensation and related taxes	$43,724	$35,287
Accrued investment manager fees	39,324	31,278
Sales and use tax payable	9,037	10,108
Accrued professional services	4,985	3,213
Definite consideration	1,250	445
Other accrued expenses	7,577	7,432
	$105,897	$87,763

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

12.       Debt

The Company’s outstanding debt obligations as of December 31, 2017 and 2016 were as follows:

	At December 31,
	2017	2016
Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(11,677)	(17,149)
Unamortized issuance costs on Convertible Notes	(1,833)	(2,776)
Convertible Notes carrying value	$158,990	$152,575

Term Notes	$—	$142,000
Unamortized issuance costs on Term Notes	—	(3,665)
Term Notes carrying value	$—	$138,335

Revolving credit facility balance	$81,168	$—

Credit Agreement

On June 19, 2014, Envestnet and certain of its subsidiaries entered into a credit agreement with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent, pursuant to which the Banks agreed to provide an unsecured revolving credit facility of $70,000 with a sublimit for the issuance of letters of credit of $5,000.  Since then the agreement has been amended several times and was last amended and restated on July 18, 2017.

On July 18, 2017, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal acted as administrative agent (the “Administrative Agent”). The Second Amended and Restated Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of November 19, 2015, as amended, among the Company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Prior Credit Facility”). Pursuant to the Second Amended and Restated Credit Agreement, the Banks agreed to provide to the Company revolving credit commitments (the “Revolving Credit Facility”) in the aggregate amount of up to $350,000 which amount may be increased by $50,000. The Second Amended and Restated Credit Agreement also includes a $5,000 subfacility for the issuance of letters of credit.

Obligations under the Second Amended and Restated Credit Agreement are guaranteed by substantially all of Envestnet’s U.S. subsidiaries, including Yodlee. In accordance with the terms of the Security Agreement, dated November 19, 2015 (the “Security Agreement”), among the Company, the Debtors party thereto, the Banks and the Administrative Agent, obligations under the Second Amended and Restated Credit Agreement are secured by substantially all of the Company’s domestic assets and the Company’s pledge of 66% of the voting equity and 100% of the non-voting equity of certain of its first-tier foreign subsidiaries. In addition to funding a portion of the cash consideration paid by the Company in connection with the acquisition of Yodlee, proceeds under the Second Amended and Restated Credit Agreement may be used to finance capital expenditures, working capital, permitted acquisitions and for general corporate purposes.

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

As of December 31, 2017, there were $0 of Term Notes and $81,168 of revolving credit amounts outstanding under the Second Amended and Restated Credit Agreement.  The July 18, 2017 amendment replaced the Term Notes and related excess cash flow payment obligations, which were issued in relation to a previous amendment, with a revolving line of credit. The Company’s consolidated balance sheets reflect these changes as of December 31, 2017 with no portion of debt related to the revolving credit facility being classified as short-term. As of December 31, 2017, the debt issuance costs related to the Second Amended and Restated Credit Agreement and the Prior Credit Facility are presented in prepaid expenses and other non-current assets which have outstanding amounts of $855 and $3,106, respectively.

The Company was in compliance with all covenants of the Second Amended and Restated Credit Agreement as of December 31, 2017.

Convertible Notes

On December 15, 2014, the Company issued $172,500 of Convertible Notes.  Net proceeds from the offering were $166,967. The Convertible Notes bear interest at a rate of 1.75 percent per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015.

In connection with the issuance of the Convertible Notes, the Company incurred $4,651 of issuance costs in 2014, which are presented net in non-current debt on the consolidated balance sheets. These costs are being amortized and are recorded as additional interest expense over the life of the Convertible Notes.

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

The Company has separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds from issuance of the Convertible Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes of $27,500 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes. During 2017, 2016 and 2015, the Company recognized $5,472, $5,237 and $4,932, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the years ended December 31, 2017, 2016 and 2015 was approximately 6%.

Interest expense on the Convertible Notes and the Second Amended and Restated Credit agreement was comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Coupon interest	$3,019	$3,019	$3,019
Amortization of issuance costs	3,279	2,875	1,462
Accretion of debt discount	5,472	5,237	4,932
Interest on credit agreement	4,153	5,128	606
Undrawn and other fees	424	341	252
	$16,347	$16,600	$10,271

See “Note 17 – Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income per common share.

13.         Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	December 31,	December 31,
	2017	2016
Uncertain tax positions	$10,640	$7,762
Accrued deferred compensation	4,364	2,885
Other	98	1,539
Accrued purchase liability	—	1,250
	$15,102	$13,436

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

14.       Income Taxes

Income (loss) before income tax provision was generated in the following jurisdictions:

	Year Ended December 31,
	2017	2016	2015
Domestic	$(9,387)	$(47,059)	$7,059
Foreign	7,698	6,569	1,929
Total	$(1,689)	$(40,490)	$8,988

The components of the income tax provision charged to operations are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(1,201)	$3,812	$12,731
State	951	1,172	1,644
Foreign	6,438	4,509	685
	6,188	9,493	15,060

Deferred:
Federal	(4,439)	5,992	(9,384)
State	146	117	(1,288)
Foreign	(304)	(525)	164
	(4,597)	5,584	(10,508)

Total	$1,591	$15,077	$4,552

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Net deferred tax assets (liabilities) consist of the following:

	At December 31,
	2017	2016
Deferred revenue	$5,723	$6,309
Prepaid expenses and accruals	1,459	1,363
Deferred rent and lease incentives	3,419	3,940
Net operating loss and tax credit carryforwards	66,896	100,471
Property and equipment and intangible assets	(51,182)	(90,222)
Stock-based compensation expense	6,894	10,641
Convertible Notes	(2,886)	(6,346)
Other	1,221	(2,101)
Total deferred tax assets	31,544	24,055
Less: valuation allowance	(32,513)	(29,610)
Net deferred tax liabilities	$(969)	$(5,555)

On December 22, 2017 the Tax Cuts and Jobs Act (“the Act”) was signed into law. The Act significantly changes U.S. income tax law and is the first major overhaul of the federal income tax code in more than 30 years. Key provisions of the Act that may impact the Company include: (i) reduction of the U.S. federal corporate income tax rate from 35% to 21%, (ii) repeal of the Corporate Alternative Minimum Tax (“AMT”) system (iii) replacement of the worldwide taxation system with a territorial tax system which exempts certain foreign operations from U.S. taxation, (iv) further limitation on the deductibility of certain executive compensation, (v)  modification of earnings calculations for certain foreign subsidiaries that were previously tax deferred to a one-time tax, (vi)  creation of a new minimum tax on certain foreign earnings and a new base erosion anti-abuse tax, (vii) allowance for immediate capital expensing of certain qualified property, (viii) limitation on the deduction for net interest expense incurred by a U.S. corporation, and (ix) modification and/or repeal of a number of other international provisions.

The Company recognized the income tax effects of the Act in its 2017 financial statements in accordance with Staff Accounting Bulletin 118 which provides SEC staff guidance for the application of ASC Topic 740.

The Company has completed its assessment for the income tax effects of the Act for the following items:

•

Repeal of the corporate AMT system: Existing AMT credits as of December 31, 2017 will be refunded over the next five years. The Company has determined that it will receive a refund of existing AMT credits equal to $1,330. The valuation allowance previously recorded against these credits has been released for this amount and a tax benefit of $1,330 was recorded as a component of income tax expense from continuing operations.

The Company has not completed its assessment for the income tax effects of the Act but has recorded a reasonable estimate of the effects for the items below. The Company anticipates completing the analyses for these estimates by the fourth quarter of 2018, within the one year measurement period for the following items:

•

One-time tax on deferred foreign earnings: The Company does not believe that the one-time tax on deferred foreign earnings will have a material impact on their tax provision due to the ability to fully offset any tax with foreign tax credits and net operating losses (“NOL”). However, the calculation of earnings and profits through 2017 has been estimated and will be finalized when the tax returns are filed; and

•	Re-measurement of deferred tax assets and liabilities: Deferred tax assets and liabilities attributable to the U.S. were re-measured from 35% to the reduced tax rate of 21%. The Company recorded a

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

provisional amount of $13,792 for the re-measurement; however, the majority of the change was offset by a change in valuation allowance leaving a benefit of $810  recorded as a component of income tax expense from continuing operations; and

•

Elimination of executive compensation exemptions: The Act made major changes to the $1,000 limit on deductible compensation paid to certain executive employees. The Act eliminated exemptions for qualified performance based compensation and compensation paid after termination and expanded the number of employees to which the limit applies. The Company does not believe that the elimination of executive compensation exemptions will have a material impact on its deferred tax assets. The Act contains transitional rules, the implementation of which is not entirely clear at this time. The Company is still analyzing related aspects of the Act including the impact of the transitional rules. The provisional assessment above may change when further guidance is released that addresses these rules.

The Company has not completed its assessment for the income tax effects of the Act and is unable to calculate a reasonable estimate of such effect for the items below. The Company anticipates completing the analysis for these items by the fourth quarter of 2018, within the one year measurement period:

•

Changes to international taxation: The Act modifies various aspects of international taxation and the application of these changes to the current foreign tax credit system is unclear. These rules are complex and require further clarity through the issuance of regulations and final technical interpretation. The Company has a deferred tax asset of $2,459 relating to foreign tax credits that carry a full valuation allowance. Depending upon the final interpretation of the new Act, it may be more likely than not that realization of a portion of the credits may occur. The Company has determined that a reasonable estimate cannot be made at this time. Information needed to complete the accounting is as follows: (i) final technical analysis of the new tax law, and (ii) finalization of necessary calculations, including an assessment on how these new provisions will impact the utilization of these credits in the future; and

•

Sequestration charge on AMT credits: As stated above, the Company expects to receive a refund of existing AMT credits as of December 31, 2017 of $1,330. The refund may or may not be subject to a 6-7% sequestration charge. The application of this charge is unclear at this time. Clarification on the application of this charge is needed to complete the accounting for this item.

The valuation allowance for net deferred tax assets as of December 31, 2017 and 2016 was $32,513 and $29,610, respectively. The change in the valuation allowance from 2016 to 2017 was primarily related to the amortization of book intangible assets, which increased the valuation allowance, and the change in the federal tax rate due to the Act, which reduced the value of the ending valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence is the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2017, a valuation allowance of $32,513 was recorded to offset the portion of deferred tax assets for which the Company is not at more likely than not that they will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Prior to December 31, 2017, the Company did not claim permanent reinvestment of our accumulated foreign earnings, and recorded taxes on these earnings. The amount of this estimated liability at December 31, 2016 was approximately $4,500. As of December 31, 2017, the Company changed our position on this matter and has now claimed permanent reinvestment on accumulated earnings of approximately $20,600. The reinvested foreign earnings of the Company will be used to fund future foreign acquisitions, capital expenditures, headcount expansion and other operating expenses. As these earnings will be permanently reinvested in the foreign jurisdictions, deferred taxes will not be recorded.

The expected tax provision calculated at the statutory federal rate differs from the actual provision as follows:

	Year Ended December 31,
	2017	2016	2015
Tax provision (benefit), at U.S. federal statutory tax rate	$(573)	$(13,767)	$3,056

State income tax provision (benefit), net of federal benefit	(1,251)	(2,053)	247
Effect of stock-based compensation excess tax benefit	(11,522)	—	—
Effect of permanent items	1,145	1,773	1,899
Change in valuation allowance	2,151	26,269	841
Effect of change in federal income tax rate	13,792	—	—
Effect of change in state income tax rate	537	279	283
Uncertain tax positions	3,668	2,024	(859)
Research and development credits	(2,815)	(2,758)	(1,914)
Change in permanent reinvestment assertion	(4,494)	—	—
State net operating loss adjustment, net of valuation allowance impact	836	—	—
Other	117	3,310	999
Income tax provision	$1,591	$15,077	$4,552

At December 31, 2017, the Company had NOL carryforwards, before any uncertain tax position reserves, for federal income tax purposes of $249,653 which are available to offset future federal taxable income, if any, and expire through 2035. In addition, as of December 31, 2017, the Company had NOL carryforwards for state income tax purposes of $143,775 available to reduce future income subject to income taxes. The state NOL carryforwards expire through 2037.

In addition, at December 31, 2017, the Company had AMT credit carryforwards of approximately $1,330 for Federal purposes. As a result of tax reform, AMT credits are refundable for any taxable year beginning after 2017 and before 2022 in an amount equal to 50 percent (100 percent in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Thus, the minimum tax credit was reclassified from a deferred tax asset to an income tax receivable. The Company also had AMT credits of $21 for California, which are available to reduce future California income taxes, if any, over an indefinite period. In addition, the Company had research and development credit carryforwards of approximately $10,430 for federal and $8,103 for California and Illinois, as well as foreign tax credits of $2,459 available to offset federal income tax.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefits balance at beginning of year	$16,476	$14,129	$2,092
Additions based on tax positions related to the current year	1,691	1,153	576
Additions based on tax positions related to prior years	145	1,257	—
Additions based on tax positions related to acquired entities	—	—	12,780
Reductions for settlements with taxing authorities related to prior years	—	—	(1,120)
Reductions for lapses of statute of limitations	—	(63)	(199)
Unrecognized tax benefits balance at end of year	$18,312	$16,476	$14,129

At December 31, 2017, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $18,312.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2017 and 2016, income tax expense included $1,690 and $880, respectively, of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $6,018 and $4,328 as of December 31, 2017 and 2016, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company was notified by the Internal Revenue Service as of December 18, 2017 that the calendar year 2015 and 2016 federal income tax returns have been have been selected for audit by the Internal Revenue Service. As of the date of this report, no additional taxes had been assessed, as the audit has not yet begun. The Company’s tax returns for the calendar years ended December 31, 2016, 2015, and 2014 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended December 31, 2012 and forward remain open to examination by various state revenue services.

Our Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2005 and forward. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheets.

15.        Stockholders’ Equity

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

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. For the years ended December 31, 2017 and 2016, the Company purchased 0 and 43,610 shares of the Company’s common stock, respectively. As of both December 31, 2017 and 2016, a maximum of 1,956,390 shares may yet be purchased under this program.

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

On June 22, 2010, the Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 Plan”), effective upon the closing of the Company’s initial public offering. The 2010 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2010 Plan) and cash incentive awards to employees, consultants, and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. The maximum number of shares of common stock that may be delivered under the 2010 Plan is equal to the sum of 2,700,000 plus the number of shares of common stock that are subject to outstanding awards under the 2004 Plan which are forfeited, expire or are cancelled after the effective date of the Company’s initial public offering. Stock options and stock appreciation rights are granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant. On May 13, 2015 and July 13, 2017, the shareholders approved the 2010 Long-Term Incentive Plan as Amended. The amendments increased the number of common shares of the Company reserved for delivery under the 2010 Plan by 2,700,000 shares and 3,525,000 shares, respectively.

As a result of the merger between Envestnet and Tamarac, the Company adopted the Envestnet, Inc. Management Incentive Plan for Envestnet | Tamarac Management Employees (the “2012 Plan”). The 2012 Plan provides for the grant of restricted common stock, stock options and the purchase of common stock for certain Envestnet | Tamarac employees. The maximum number of shares of stock which may be issued with respect to awards under the 2012 Plan is 1,023,851.

The 2012 Plan provides for the grant of up to 559,551 shares of common stock (“Target Incentive Awards”). The Target Incentive Awards vest based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition. The Company measured the cost of these awards based on the estimated fair value of the award as of the market closing price on the day before the acquisition closed. The Company is recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company estimates the expected vesting amount and recognizes compensation expense only for those awards expected to vest. This estimate is reassessed by management each reporting period and may change based upon new facts and circumstances. Changes in the assumptions impact the total amount of expense and are recognized over the vesting period. As of December 31, 2017, all 559,551 shares of restricted stock have vested.

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

As of December 31, 2017, the maximum number of options and restricted stock available for future issuance under the Company’s plans is 3,960,729.

Employee stock-based compensation expense was as follows:

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense	$31,331	$33,276	$15,161
Tax effect on stock-based compensation expense	(11,906)	(13,001)	(7,678)
Net effect on income	$19,425	$20,275	$7,483

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	At December 31,
	2017	2016	2015
Grant date fair value of options	$14.51	$9.56	$19.06
Volatility	43.8%	42.2%	37.8%
Risk-free interest rate	2.1%	1.4%	1.8%
Dividend yield	—%	—%	—%
Expected term (in years)	6.3	6.3	6.0

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2014	4,265,337	$10.73	4.7	$163,830
Granted	358,087	48.38
Exercised	(1,047,911)	7.90
Forfeited	(41,722)	41.10
Outstanding as of December 31, 2015	3,533,791	15.03	4.7	61,199
Granted	163,864	22.38
Exercised	(598,382)	8.23
Forfeited	(66,079)	35.08
Outstanding as of December 31, 2016	3,033,194	16.33	4.3	63,264
Granted	75,238	31.70
Exercised	(837,857)	9.49
Forfeited	(16,010)	37.42
Outstanding as of December 31, 2017	2,254,565	19.23	4.3	69,939
Options exercisable	2,041,660	17.74	3.8	66,291

The aggregate intrinsic values in the table below represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2017, 2016 and 2015 of $49.85,  $35.25 and $29.85, respectively, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date.  Exercise prices of stock options outstanding as of December 31, 2017 range from $7.15 to $55.29.

Other information is as follows:

	Year Ended December 31,
	2017	2016	2015
Total intrinsic value of options exercised	$29,562	$14,165	$37,879
Cash received from exercises of stock options	7,951	4,924	8,279

At December 31, 2017, there was $1,891 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.7 years.

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

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2014	1,098,674	$33.72
Granted	1,508,796	34.55
Vested	(434,292)	29.26
Forfeited	(19,967)	38.58
Outstanding as of December 31, 2015	2,153,211	35.63
Granted	1,009,661	28.82
Vested	(1,082,206)	29.12
Forfeited	(185,907)	30.96
Outstanding as of December 31, 2016	1,894,759	30.40
Granted	959,591	32.38
Vested	(969,513)	31.51
Forfeited	(118,198)	30.11
Outstanding as of December 31, 2017	1,766,639	32.48

At December 31, 2017, there was $42,250 of unrecognized compensation expense related to unvested restricted stock unit awards, which the Company expects to recognize over a weighted-average period of 1.8 years.

The Company entered into employment agreements with certain executive officers, three of whom received a total of 205,000 performance-based restricted stock unit awards in May 2016 which vest upon the achievement of certain “Target Performance Measures” as defined in the employment agreements, for the periods ending December 31, 2016, December 31, 2017 and December 31, 2018 and four of whom also received a total of 125,000 restricted stock units awards in August 2016 which vest quarterly thereafter.  The Target Performance Measures for the First and Second Performance Periods, as defined in the employment agreements, were achieved as of December 31, 2017.

In connection with the Yodlee merger, on November 19, 2015, the Company issued 1,052,000 shares of Envestnet restricted stock unit awards (“replacement awards”) issued in connection with unvested Yodlee employee equity awards. The Yodlee unvested stock options and unvested restricted stock units were canceled and exchanged for the replacement awards. In accordance with ASC 805, these awards are considered to be replacement awards. Exchanges of share options or other share-based payment awards in conjunction with a business combination are modifications of share-based payment awards in accordance with ASC Topic 718. As a result, a portion of the fair-value-based measure of the replacement awards, are included in measuring the consideration transferred in the Yodlee business combination. To determine the portion of the replacement award that is part of consideration transferred to acquire Yodlee, we have measured both the replacement awards granted by Envestnet and the historical Yodlee awards as of November 19, 2015 in accordance with ASC 718. The portion of the fair-value-based measure of the replacement award that is part of the consideration transferred in exchange for the acquisition of Yodlee, equals the portion of the Yodlee award that is attributable to pre-combination service. Envestnet is attributing a portion of the replacement awards to post combination service as these awards require post combination service. The fair value of the rollover consideration was estimated to be $32,836 of which $4,318 was attributable to pre-acquisition services. The remaining fair value of $28,518 is amortizing over the 43 month vesting period subsequent to the acquisition date. As of December 31, 2017, the remaining amount of unrecognized expense totaled $4,719.

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

The Company accounts for the effect of the Convertible Notes on diluted net income per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes have no effect on diluted net loss per share until the Company’s stock price exceeds the conversion price of $62.88 per share, or if the trading price of the Convertible Notes meets certain criteria as described in “Note 12 – Debt.” In the period of conversion, the Convertible Notes will have no impact on diluted net income if the Convertible Notes are settled in cash and will have an impact on basic and diluted net income per share if the Convertible Notes are settled in shares upon conversion.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2017	2016	2015
Basic income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(3,280)	$(55,567)	$4,436

Basic number of weighted-average shares outstanding	43,732,148	42,814,222	36,500,843
Basic	$(0.08)	$(1.30)	$0.12

Diluted income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(3,280)	$(55,567)	$4,436

Basic number of weighted-average shares outstanding	43,732,148	42,814,222	36,500,843
Effect of dilutive shares:
Options to purchase common stock	—	—	1,700,248
Unvested restricted stock units	—	—	185,782
Diluted number of weighted-average shares outstanding	43,732,148	42,814,222	38,386,873
Diluted	$(0.08)	$(1.30)	$0.12

Securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share are as follows:

	At December 31,
	2017	2016	2015
Options to purchase common stock	2,254,565	3,033,194	297,343
Unvested restricted stock awards and units	1,766,639	1,894,759	210,233
Ungranted unvested restricted stock units related to Upside	—	—	132,384
Convertible Notes	2,743,321	2,743,321	2,743,321
Total	6,764,525	7,671,274	3,383,281

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

18.       Major Customers

One customer accounted for 10% or more of consolidated revenues:

	Year Ended December 31,
	2017	2016	2015
Fidelity	17%	15%	18%

19.        Commitments and Contingencies

Leases

The Company rents office space under leases that expire at various dates through 2030.

Future annual minimum lease commitments under operating leases were as follows:

Years ending December 31:
2018	$14,104
2019	14,721
2020	14,572
2021	13,986
2022	10,349
Thereafter	43,406
Total	$111,138

Rent expense for all operating leases totaled:

	Year Ended December 31,
	2017	2016	2015
Rent expense	$18,084	$14,984	$8,893

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

The Company enters into unconditional purchase obligations arrangements for certain of its services that it receives in the normal course of business. As of December 31, 2017, the Company estimated future minimum unconditional purchase obligations are $27,425.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For legal proceedings matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of December 31, 2017. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. During 2017 and 2016, the Company estimated that a sales and use tax liability of $8,522 and $10,108, respectively, was probable related to multiple taxing jurisdictions with respect to revenues in the years ended December 31, 2017 and December 31, 2016, and prior years. This amount is included in accrued expenses and other liabilities on the consolidated balance sheets.

For the years ended December 31, 2017 and 2016, the Company also estimated a sales and use tax receivable of $2,704 and $3,879, respectively, related to the estimated recoverability of a portion of the liability from customers. This amount is included in prepaid expenses and other current assets on the consolidated balance sheets.

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

20.       Benefit Plan

The Company sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year Ended December 31,
	2017	2016	2015
Voluntary employer matching contributions	$4,038	$2,270	$1,521

21.        Segment Information

Business segments are generally organized around our business services. Our business segments are:

•	Envestnet – provides leading unified wealth management software and services to empower financial advisors and institutions.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes.  Nonsegment expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges, and other non-recurring and/or non-operationally related expenses. There are no inter-segment revenues for the year ended December 31, 2017. The accounting policies of the reportable business segments are the same as those described in “Note 2 – Summary of Significant Accounting Policies.”

The following table presents revenue by segment:

	Year Ended December 31,
	2017	2016	2015
Revenue:
Envestnet
Assets under management or administration	$410,016	$352,498	$333,684
Subscription and licensing	106,048	84,340	63,719
Professional services and other	11,841	10,794	9,435
Total Envestnet segment revenues	527,905	447,632	406,838
Envestnet | Yodlee
Subscription and licensing	139,819	113,785	11,561
Professional services and other	15,955	16,747	2,520
Total Envestnet | Yodlee segment revenues	155,774	130,532	14,081
Consolidated revenue	$683,679	$578,164	$420,919

Fidelity revenue as a percentage of Envestnet segment revenue:	22%	19%	18%

No single customer revenue amounts for Envestnet | Yodlee exceeded 10% of the segment revenue total.

The following table presents a reconciliation from income from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2017	2016	2015
Envestnet	$75,449	$41,678	$43,278
Envestnet | Yodlee	(19,456)	(38,547)	(2,984)
Total segment income from operations	55,993	3,131	40,294
Nonsegment operating expenses	(39,573)	(26,575)	(21,302)
Interest expense, net	(16,146)	(16,563)	(9,933)
Other expense, net	(1,963)	(483)	(71)
Consolidated income (loss) before income tax provision	(1,689)	(40,490)	8,988
Income tax provision	1,591	15,077	4,552
Consolidated net income (loss)	(3,280)	(55,567)	4,436
Add: Net income (loss) attributable to non-controlling interest	—	—	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$(3,280)	$(55,567)	$4,436

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Segment assets primarily consist of cash, accounts receivable, prepaid expenses and other current assets, property and equipment, net, internally developed software, goodwill, intangible assets, net, deferred tax assets and other non-current assets.

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures by segment follows:

	At December 31,
	2017	2016
Segment assets:
Envestnet	$353,048	$341,602
Envestnet | Yodlee	509,004	530,799
Consolidated total assets	$862,052	$872,401

	Year Ended December 31,
	2017	2016	2015
Segment depreciation and amortization:
Envestnet	$26,223	$24,784	$23,369
Envestnet | Yodlee	36,597	39,215	4,593
Consolidated depreciation and amortization	$62,820	$63,999	$27,962

	Year Ended December 31,
	2017	2016	2015
Segment capital expenditures:
Envestnet	$22,434	$17,120	$13,682
Envestnet | Yodlee	5,135	5,456	1,034
Consolidated capital expenditures	$27,569	$22,576	$14,716

22.        Geographical Information

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2017	2016	2015
United States	$617,835	$519,998	$388,098
International (1)	65,844	58,166	32,821
Total	$683,679	$578,164	$420,919

(1)	No foreign country accounted for more than 10% of total revenue.

The following table sets forth property, plant, and equipment, net by geographic area:

	At December 31,
	2017	2016
United States	$30,647	$28,713
India	4,907	3,596
Other	355	691
Total	$35,909	$33,000

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

23.       Net Capital Requirements

Portfolio Brokerage Services, Inc. (“PBS”) is a broker-dealer subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital (“net capital ratio”), both as defined, shall not exceed 15 to 1. SEC Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2017, the Company had net capital of $1,238, which was $1,138 in excess of its required net capital of $100. At December 31, 2017, the Company’s net capital ratio was .05 to 1.

Additionally, PBS is subject to net capital requirements of certain self-regulatory organizations and at December 31, 2017, PBS was in compliance with such requirements.

24.        Subsequent Events

FolioDynamix

On January 2, 2018, pursuant to an agreement and plan of merger (the “Merger Agreement”), dated as of September 25, 2017, between the Company, Folio Dynamics Holdings, Inc., a Delaware corporation (“FolioDynamix”), FCD Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Actua USA Corporation, a Delaware corporation, solely in its capacity as the representative of the stockholders of FolioDynamix, the Company completed the merger of Merger Sub with and into FolioDynamix, with FolioDynamix continuing as the surviving corporation (the “Acquisition”) and a wholly owned subsidiary of the Company. The completion of the Acquisition on January 2, 2018 followed the receipt of all necessary regulatory approvals and third party consents.

In connection with the Acquisition, the Company paid $195,000 in cash for all the outstanding shares of FolioDynamix, subject to certain closing and post-closing adjustments. The Company funded the Acquisition price with a combination of cash on the Company’s balance sheet and with borrowings under its revolving credit facility.

FolioDynamix provides financial institutions, registered investment advisors, and other wealth management clients with an end-to-end technology solution paired with a suite of advisory tools including model portfolios, research, and overlay management services.

The acquisition of FolioDynamix added complementary trading tools as well as commission and brokerage support to the Company’s existing suite of offerings. The acquisition also added one RIA. The Company expects to integrate the technology and operations of FolioDynamix into the Company’s wealth management business, enabling the Company to further leverage its operating scale and data analytics capabilities.

Due to the lack of availability of sufficient information, the disclosures in relation to ASC 805 are currently not able to be included.

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

25.       Quarterly Financial Data (Unaudited)

Quarterly results for the years ended December 31, 2017 and 2016 were as follows:

	2017
	First	Second	Third	Fourth
Total revenues	$157,786	$167,417	$175,614	$182,862
Income (loss) from operations	(3,354)	2,743	4,348	12,683
Net income (loss) attributable to Envestnet, Inc.	(13,135)	(6,470)	(1,320)	17,645
Net income (loss) per share
Basic (1)	(0.30)	(0.15)	(0.03)	0.40
Diluted (1) (2)	(0.30)	(0.15)	(0.03)	0.38

	2016
	First	Second	Third	Fourth
Total revenues	$131,821	$141,708	$149,155	$155,480
Loss from operations	(12,760)	(6,330)	(1,291)	(3,063)
Net loss attributable to Envestnet, Inc.	(10,993)	(7,943)	(4,057)	(32,574)
Net loss per share
Basic (1)	(0.26)	(0.19)	(0.09)	(0.75)
Diluted (1)	(0.26)	(0.19)	(0.09)	(0.75)

(1)	Quarterly values may not sum to annual values due to rounding.
(2)	Quarterly values may not sum to annual values due to differences in quarterly dilution compared to year to date dilution.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

a.  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Our independent registered public accounting firm, KPMG LLP, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2017.  See “Report of Independent Registered Public Accounting Firm” in Item 9A in this Form 10-K.

c. Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2017, improvements to the processes of financial reporting were implemented which include enhanced disclosure preparation and review controls, a condensed financial close process providing an increased time frame to prepare and review financial reporting documents, as well as streamlined financial data aggregation which increases reliance on system generated reports, thereby decreasing the likelihood of human error. In addition, management has reorganized the accounting department as well as increased its overall staffing levels.

During the three months ended December 31, 2017, the material weakness related to ineffective design and operation of internal controls over the accounting for non-routine transactions and the relevance and reliability of data used to prepare financial statement

Envestnet, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

disclosures and the material weakness related to ineffective design and operation of internal controls related to our state and local tax compliance process were remediated and the impacted controls were effective at December 31, 2017.

The remedial actions that management undertook in the three months ended December 31, 2017 to address these material weaknesses included the following:

•	Implemented enhanced accounting processes and added internal control procedures over the preparation and review of quarterly and annual financial reporting disclosures; and
•	Added internal control procedures over the identification of the necessary data to comply with all required non-income tax obligations.

Except for the remediation of the material weaknesses noted above, there were no changes to our internal control over financial reporting during the three months ended December 31, 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees—Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held May 10, 2018, and is incorporated herein by reference.

The information required by this item relating to our executive officers and other corporate officers is included under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and our principal financial officer and our principal accounting officer. This code of ethics is posted on our Website. The Internet address for our Website is www.envestnet.com, and the code of ethics may be found from our main Web page by clicking first on “Investor Relations” and then “Corporate Governance,” and then on “Code of Conduct.”

We intend to disclose any amendment to, or waiver from, a provision of this code of ethics by posting such information to our Website, at the address and location specified above.

Item 11.  Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees—Director Compensation,” “Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Compensation Discussion and Analysis,” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2018, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this annual report on Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Envestnet, Inc. Stock,” and in our Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2018, and is incorporated herein by reference. For a description of securities authorized under our equity compensation plans, see “Note 15 – Stockholders’ Equity” to the consolidated financial statements in Part II, Item 8.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees—Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held May 10, 2018, is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this annual report on Form 10‑K.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders—Audit Committee’s Policy on Pre‑Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders—Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2018, and is incorporated herein by reference.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

		Page Number in Form 10‑K
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	78
	Consolidated Balance Sheets as of December 31, 2017 and 2016	80
	Consolidated Statements of Operations for each of the years ended December 31, 2017, 2016, and 2015	81
	Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2017, 2016, and 2015	82
	Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2017, 2016, and 2015	83
	Consolidated Statements of Cash Flows for each of the years ended December 31, 2017, 2016, and 2015	84
	Notes to Consolidated Financial Statements	85
(a)(2)	Evaluation and Qualifying Accounts
	Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the related footnotes.
(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 133 to 136 of this report, which is incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.22	Envestnet, Inc. 2015 Acquisition Equity Award Plan (filed as Exhibit 4.3 to the Company’s Form S-8 filed with the SEC on November 19, 2015 and incorporated by reference herein).*
10.23

Employment  Agreement, dated as of  January 27, 2016  between the Company and Anil Arora (filed as Exhibit 10.8 to the Company’s Form 10-Q filed with the SEC on August 13, 2016 and incorporated by reference herein.) *

10.24

Executive Agreement, dated as of May 12, 2016 between Judson Bergman, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.) *

10.25

Executive Agreement, dated as of May 12, 2016 between William Crager, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May13, 2016 and incorporated by reference herein.)*

10.26

Executive Agreement, dated as of May 12, 2016 between Peter D’Arrigo, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.)*

10.27

Executive Agreement, dated as of August 2, 2016 between Scott Grinis, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 4, 2016 and incorporated by reference herein.)*

10.28

Nonqualified Stock Option Grant Certificate and Terms and Conditions for Anil Arora, dated December 12, 2015 (filed as Exhibit 10.9 to the Company’s Form 10-Q filed with the SEC on August 13, 2016 and incorporated by reference herein.)*

Exhibit No.	Description
10.29

Full Value Award Grant Certificate and Terms and Conditions for Anil Arora, dated December 12, 2015 (filed as Exhibit 10.10 to the Company’s Form 10-Q filed with the SEC on August 13, 2016 and incorporated by reference herein.) *

10.30

Nonqualified Stock Option Grant Certificate and Terms and Conditions for Judson Bergman, dated May 12, 2016 (filed as Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.)*

10.31

Full Value Award Grant Certificate and Terms and Conditions for Judson Bergman, dated May 12, 2016 (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.)*

10.32

Full Value Award Grant Certificate and Terms and Conditions for William Crager, dated May 12, 2016 (filed as Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.)*

10.33

Full Value Award Grant Certificate and Terms and Conditions for Peter D’Arrigo, dated May 12, 2016 (filed as Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.)*

10.34

Full Value Award Grant Certificate and Terms and Conditions for Scott Grinis, dated August 2, 2016 (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on August 4, 2016 and incorporated by reference herein.)*

10.35

Second Amended and Restated Credit Agreement dated July 18, 2017 among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 24, 2017 and incorporated by reference herein).

10.36

Amended and Restated Security Agreement, dated as of July 18, 2017, among Envestnet, Inc., the Debtors from time to time party thereto and Bank of Montreal, as Administrative Agent (filed as 10.2 to the Company’s Form 8-K filed with the SEC on July 24, 2017 and incorporated by reference herein).

10.37	Consent of Cerulli Associates, filed herewith.
12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.
21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document***
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

***

Attached as Exhibit 101 to this Annual Report on Form 10‑K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (vi) notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: February 28, 2018	/s/ Judson Bergman Judson Bergman
Chairman and Chief Executive Officer (Principal
Executive Officer)

Date: February 28, 2018	/s/ Peter H. D’Arrigo Peter H. D’Arrigo
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 28, 2018.

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