Form 10-Q
period 2018-03-31
ENVESTNET, INC.
filed 2018-05-10
CIK 1337619

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 2, 2018,  45,215,812 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$43,965	$60,115
Fees receivable, net	66,614	51,522
Prepaid expenses and other current assets	24,961	19,470
Total current assets	135,540	131,107

Property and equipment, net	40,038	35,909
Internally developed software, net	25,080	22,174
Intangible assets, net	327,162	222,731
Goodwill	530,027	432,955
Other non-current assets	24,282	17,176
Total assets	$1,082,129	$862,052

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$110,598	$105,897
Accounts payable	18,067	11,097
Contingent consideration	2,173	2,115
Deferred revenue	27,493	21,246
Total current liabilities	158,331	140,355

Convertible Notes	160,638	158,990
Revolving credit facility	261,168	81,168
Contingent consideration	690	666
Deferred revenue	9,883	12,047
Deferred rent and lease incentive	16,650	15,185
Deferred tax liabilities, net	1,291	969
Other non-current liabilities	16,538	15,102
Total liabilities	625,189	424,482

Commitments and contingencies

Redeemable units in ERS	900	900
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 58,116,581 and 57,450,056 shares issued as of March 31, 2018 and December 31, 2017, respectively; 45,200,949 and 44,700,641 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	290	287
Additional paid-in capital	567,155	556,257
Accumulated deficit	(56,533)	(73,854)
Treasury stock at cost, 12,915,632 and 12,749,415 shares as of March 31, 2018 and December 31, 2017, respectively	(56,338)	(47,042)
Accumulated other comprehensive income	297	624
Total stockholders’ equity	454,871	436,272
Non-controlling interest	1,169	398
Total equity	456,040	436,670
Total liabilities and equity	$1,082,129	$862,052

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Asset-based	$121,153	$94,162
Subscription-based	69,695	57,910
Total recurring revenues	190,848	152,072
Professional services and other revenues	7,163	5,714
Total revenues	198,011	157,786

Operating expenses:
Cost of revenues	62,934	49,226
Compensation and benefits	83,540	65,532
General and administration	32,729	30,547
Depreciation and amortization	19,546	15,835
Total operating expenses	198,749	161,140

Loss from operations	(738)	(3,354)
Other expense, net	(5,254)	(5,483)
Loss before income tax provision (benefit)	(5,992)	(8,837)

Income tax provision (benefit)	(13,994)	4,298

Net income (loss)	8,002	(13,135)
Add: Net loss attributable to non-controlling interest	102	—
Net income (loss) attributable to Envestnet, Inc.	$8,104	$(13,135)

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$0.18	$(0.30)

Diluted	$0.17	$(0.30)

Weighted average common shares outstanding:
Basic	44,782,982	43,362,037

Diluted	47,145,560	43,362,037

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income (loss) attributable to Envestnet, Inc.	$8,104	$(13,135)
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	(327)	733
Comprehensive income (loss) attributable to Envestnet, Inc.	$7,777	$(12,402)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance, December 31, 2017	57,450,056	$287	(12,749,415)	$(47,042)	$556,257	$624	$(73,854)	$398	$436,670
Adoption of ASC 606 (See Note 4)	—	—	—	—	—	—	9,217	—	9,217
Exercise of stock options	162,857	1	—	—	2,403	—	—	—	2,404
Issuance of common stock - vesting of restricted stock units	503,668	2	—	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	8,495	—	—	—	8,495
Purchase of treasury stock for stock-based tax withholdings	—	—	(166,217)	(9,296)	—	—	—	—	(9,296)
Issuance of non-controlling units in private company	—	—	—	—	—	—	—	873	873
Foreign currency translation loss	—	—	—	—	—	(327)	—	—	(327)
Net income (loss)	—	—	—	—	—	—	8,104	(102)	8,002
Balance, March 31, 2018	58,116,581	$290	(12,915,632)	$(56,338)	$567,155	$297	$(56,533)	$1,169	$456,040

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$8,002	$(13,135)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,546	15,835
Deferred rent and lease incentive amortization	385	182
Provision for doubtful accounts	461	82
Deferred income taxes	(17,923)	2,684
Stock-based compensation expense	8,495	7,458
Non-cash interest expense	3,209	3,522
Accretion on contingent consideration and purchase liability	101	156
Payments of contingent consideration	—	(357)
Loss allocation from equity method investment	660	285
Loss on disposal of fixed assets	10	—
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	(10,191)	(545)
Prepaid expenses and other current assets	(3,665)	(3,932)
Other non-current assets	(2,461)	543
Accrued expenses and other liabilities	(17,404)	(8,758)
Accounts payable	1,594	865
Deferred revenue	7,056	2,619
Other non-current liabilities	1,372	1,140
Net cash provided by (used in) operating activities	(753)	8,644

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,988)	(4,007)
Capitalization of internally developed software	(4,599)	(2,091)
Acquisition of businesses	(178,583)	—
Net cash used in investing activities	(188,170)	(6,098)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	195,000	25,000
Payments on revolving credit facility	(15,000)	—
Payments of contingent consideration	—	(1,929)
Payments of definite consideration	—	(445)
Payment of Term Notes	—	(33,862)
Proceeds from exercise of stock options	2,404	1,900
Purchase of treasury stock for stock-based tax withholdings	(9,296)	(6,650)
Issuance of restricted stock units	2	3
Net cash provided by (used in) financing activities	173,110	(15,983)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(109)	324

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15,922)	(13,113)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	62,115	54,592

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$46,193	$41,479

Supplemental disclosure of cash flow information - net cash paid (refunded) during the period for income taxes	$1,359	$(716)
Supplemental disclosure of cash flow information - cash paid during the period for interest	1,974	1,414
Supplemental disclosure of non-cash operating, investing and financing activities:
Purchase liabilities included in accrued expenses and other liabilities	13,172	—
Accrued payment to fund deferred compensation liability included in accounts payable	1,551	—
Purchase of fixed assets included in accrued expenses and other liabilities	1,331	471

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

•

Envestnet | TamaracTM provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management software, principally to high‑end registered investment advisers (“RIAs”).

•

Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services for advisor-sold retirement plans. Leveraging integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•

Envestnet | PMC® or Portfolio Management Consultants (“PMC”) provides research, due diligence and consulting services to assist advisors in creating investment solutions for their clients. These solutions include more than 4,000 vetted managed account products, multi-manager portfolios, fund strategist portfolios, as well as proprietary products, such as quantitative portfolios. PMC also offers an overlay service, which includes patented portfolio overlay and tax optimization services.

•	Envestnet | YodleeTM is a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet operates four RIAs and a registered broker-dealer. The RIAs are registered with the Securities and Exchange Commission (“SEC”). The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority.

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2017 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2018 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet | Yodlee segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a foreign currency functional currency are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders’ equity. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, the determination of the period of benefit for deferred sales incentive commissions,  valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of restricted stock and stock options issued, fair value of contingent consideration, realization of deferred tax assets, uncertain tax positions, sales tax liabilities, fair value of the liability portion of the convertible debt and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	March 31,
	2018	2017
Cash and cash equivalents	$43,965	$39,479
Restricted cash included in prepaid expenses and other current assets	2,228	2,000
Total cash, cash equivalents and restricted cash	$46,193	$41,479

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and have been reflected in these condensed consolidated financial statements (See “Note 4 – Revenue”).

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and have been reflected in these condensed consolidated financial statements. Retrospective adoption of ASU 2016-15 did not have a material impact to the Company’s presentation of the condensed consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” which amends ASC 230 to provide clarifying guidance on the classification and presentation of restricted cash in the statement of cash flows. Additional disclosure is required to reconcile between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and included

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

$2,228 and $2,000 of restricted cash in the total of cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, respectively. A reconciliation of restricted cash for each period is included within this footnote.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business (Topic 805),” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and did not have a material impact to these condensed consolidated financial statements. This standard will be applied to all future business acquisition and disposal transactions.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.”  This update clarifies which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. Specifically, an entity would not apply modification account if the fair value, vesting conditions, and classification as an equity or liability instrument are the same before and after the modification. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018. This standard will be applied to all future modifications of share-based payment awards.

3.Business Acquisitions

FolioDynamix

On January 2, 2018, the Company acquired (the “Acquisition”) all of the issued and outstanding membership interests of FolioDynamics Holdings, Inc. (“FolioDynamix”) through a merger of FolioDynamix with and into a wholly owned subsidiary of Envestnet.

FolioDynamix provides financial institutions, RIAs, and other wealth management clients with an end-to-end technology solution paired with a suite of advisory tools including model portfolios, research, and overlay management services. FolioDynamix is included in the Envestnet segment.

The Company acquired FolioDynamix to add complementary trading tools as well as commission and brokerage support to Envestnet’s existing suite of offerings. Envestnet expects to integrate the technology and operations of FolioDynamix into the Company’s wealth management channel, enabling the Company to further leverage its operating scale and data analytics capabilities.

The Company funded the transaction with a combination of cash on the Company’s balance sheet, purchase consideration liabilities and borrowings under its revolving credit facility.

The preliminary estimated consideration transferred in the acquisition was as follows:

Upfront consideration	$187,580
Purchase consideration liability	12,297
Working capital and other adjustments	(3,893)
Total	$195,984

The estimated fair values of working capital balances, property and equipment, deferred revenue, deferred income taxes, unrecognized tax benefits, identifiable intangible assets and goodwill are provisional and are based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets and liabilities, identifiable intangible assets and goodwill, and complete the acquisition accounting as soon as practicable but no later than January 2, 2019.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$4,876
Accounts receivable	4,962
Prepaid expenses and other current assets	1,600
Property and equipment, net	927
Other non-current assets	441
Identifiable intangible assets	117,700
Goodwill	97,248
Total assets acquired	227,754
Accounts payable	(5,358)
Accrued expenses	(7,173)
Deferred tax liability	(18,245)
Deferred revenue	(930)
Other non-current liabilities	(64)
Total liabilities assumed	(31,770)
Total net assets acquired	$195,984

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction,  primarily related to lower future operating expenses and the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes.

A summary of preliminary estimated identifiable intangible assets acquired, preliminary estimated useful lives and amortization method is as follows:

			Amortization
	Amount	Useful Life in Years	Method
Customer list	$95,000	12	Accelerated
Proprietary technology	18,000	5	Straight-line
Trade names and domains	4,700	6	Straight-line
Total	$117,700

The results of FolioDynamix’s operations are included in the condensed consolidated statements of operations beginning January 2, 2018. FolioDynamix’s revenues for the three month period ended March 31, 2018 totaled $17,454. FolioDynamix’s pre-tax loss for the three month period ended March 31, 2018 totaled $4,726. The pre-tax loss includes estimated acquired intangible asset amortization of $4,311 for the three month period ended March 31, 2018.

For the three month period ended March 31, 2018, acquisition related costs for FolioDynamix totaled $427, and are included in general and administration expenses. The Company may incur additional acquisition related costs during 2018.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Pro forma results for Envestnet, Inc. giving effect to the FolioDynamix acquisition

The following pro forma financial information presents the combined results of operations of Envestnet and FolioDynamix for the three month period ended March 31, 2017. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2017.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2017.

Three Months Ended
March 31, 2017
Revenues	$167,217
Net loss	(19,160)
Net loss per share:
Basic	(0.44)
Diluted	(0.44)

4.Revenue

On January 1, 2018, the Company adopted ASU 2014-09 and all subsequent ASUs that modified Topic 606 (“ASC 606” or “new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company recognized the cumulative effect of the initial application of the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and will continue to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to the results of operations on an ongoing basis.

The majority of our revenues continue to be recognized when services are provided. The adoption of the new revenue standard primarily impacts timing of revenue recognition for initial implementation services, deferral of incremental direct costs in obtaining contracts with customers and gross versus net presentation related to certain third party manager agreements.

The cumulative effect of the changes made to the Company’s condensed consolidated balance sheets as of January 1, 2018 for the adoption of the new revenue standard was as follows:

	Balance at	Cumulative Catch-up	Balance at
	December 31, 2017	Adjustments	January 1, 2018
Balance Sheets
Assets:
Other non-current assets	$17,176	$5,315	$22,491
Liabilities:
Deferred revenue, current	21,246	(1,122)	20,124
Deferred revenue, non-current	12,047	(2,780)	9,267
Equity:
Accumulated deficit	(73,854)	9,217	(64,637)

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

In accordance with the new revenue standard requirements, the impact of adoption on the Company’s condensed consolidated statements of operations and condensed consolidated balance sheets was as follows:

	Three Months Ended March 31, 2018
		Without Adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Statements of Operations
Revenues:
Asset-based	$121,153	$124,753	$(3,600)
Subscription-based	69,695	69,695	—
Total recurring revenues	190,848	194,448	(3,600)
Professional services and other revenues	7,163	7,200	(37)
Total revenues	198,011	201,648	(3,637)
Operating expenses:
Cost of revenues	62,934	66,534	(3,600)
Compensation and benefits	83,540	83,667	(127)
Total operating expenses	198,749	202,476	(3,727)

Loss from operations	(738)	(828)	90

Net income	8,002	7,912	90

Net income attributable to Envestnet, Inc.	8,104	8,014	90

	At March 31, 2018
		Without Adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Balance Sheets
Assets:
Fees receivable, net	$66,614	$65,721	$893
Other non-current assets	24,282	18,840	5,442
Liabilities:
Accounts payable	18,067	17,174	893
Deferred revenue, current	27,493	28,083	(590)
Deferred revenue, non-current	9,883	13,158	(3,275)
Equity:
Accumulated deficit	(56,533)	(65,840)	9,307

The impact of adoption on the Company’s condensed consolidated statements of cash flows is immaterial.

Summary of Significant Accounting Policies

Except for the accounting policies for revenue recognition, fees receivable including unbilled receivables and deferred sales incentive compensation that were updated as a result of adopting ASC 606, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Revenue Recognition

The Company derives revenues from asset-based and subscription-based services and professional services and other sources. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers. Sales and usage-based taxes are excluded from revenues.

Asset-based revenue (formerly assets under management or administration revenue)

Asset-based revenue primarily consists of fees for providing customers continuous access to platform services through the Company’s uniquely customized platforms. These platform services include investment manager due diligence and research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing and back office and middle-office operations and administration and are made available to customers throughout the contractual term from the date the customized platform is launched.

The asset-based fees the Company earns are generally based upon variable percentages of assets managed or administered on our platforms. The fee percentage varies based on the level and type of services the Company provides to its customers, as well as the values of existing customer accounts. The values of the customer accounts are affected by inflows or outflows of customer funds and market fluctuations.

The platform services are substantially the same over each quarter and performed in a similar manner over the contract period, and are considered stand-ready promises. The platform services that are delivered to the customer over the quarter are considered distinct, as the customer benefits distinctly from each increment of our services and each quarter is separately identified in the contract, and are considered to be a single performance obligation under the new revenue standard.

The pricing generally resets each quarter and the pricing structure is consistent throughout the term of the contract. The variable fees are generally calculated and billed quarterly in advance based on preceding quarter-end values and the variable amounts earned from the platform services relate specifically to the benefits transferred to the customer during that quarter. Accordingly, revenue is allocated to the specific quarter in which services are performed.

The asset-based contracts generally contain one performance obligation and revenue is recognized on a ratable basis over the quarter beginning on the date that the platform services are made available to the customer as the customer simultaneously consumes and receives the benefits of the services. All asset-based fees are recognized in the Envestnet segment.

For certain services provided by third parties, the Company evaluates whether it is the principal (revenues reported on a gross basis) or agent (revenues reported on a net basis). Generally, the Company reports customer fees including charges for third party service providers where the Company has a direct contract with such third party service providers on a gross basis, whereas the amounts billed to its customers are recorded as revenues, and amounts paid to third party service providers are recorded as cost of revenues. The Company is the principal in the transaction because it controls the services before they are transferred to its customers. Control is evidenced by the Company being primarily responsible to its customers and having discretion in establishing pricing.

Subscription-based revenue (formerly subscription and licensing revenue)

Subscription-based revenue primarily consists of fees for providing customers continuous access to the Company’s platform for wealth management and financial wellness. The subscription-based fees generally include fixed fees and or usage-based fees.

Generally, the subscription services are substantially the same over each quarter and performed in a similar manner over the contract period, and are considered stand-ready promises. Quarterly subscription services are considered distinct as the customer can benefit from each increment of services on its own and each quarter is separately identified in the contract, and services are considered to be a single performance obligation under the new revenue standard.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The usage-based pricing generally resets each quarter and the pricing structure is generally consistent throughout the term of the contract. The fixed fees are generally calculated and billed quarterly in advance. The usage-based fees are generally calculated and are billed either monthly or quarterly based on the actual usage and relate specifically to the benefits transferred to the customer during that quarter. Accordingly, revenue is allocated to the specific quarter in which services are performed.

Certain subscription-based contracts contain multiple performance obligations (i.e. platform services performance obligation and professional services performance obligation). Fixed fees are generally recognized on a ratable basis over the quarter beginning when the subscription services are made available to the customer, as the customer simultaneously receives and consumes the benefits of the subscription services. Usage-based revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the services. Subscription-based fees are recognized in both the Envestnet and Envestnet | Yodlee segments.

Professional services and other revenues

The Company earns professional services fees by providing contractual customized services and platform software development as well as initial implementation fees. Professional services contracts generally have fixed prices, and generally specify the deliverables in the contract. Certain professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of services performed. Initial implementation fees are fixed and recognized ratably over the contract term.

Other revenue primarily includes revenue related to the Advisor Summit. Other revenue is recognized when the events are held. Other revenue is not significant.

The majority of the professional services and other contracts contain one performance obligation. Professional services and other revenues are recognized in both the Envestnet and Envestnet | Yodlee segments.

Arrangements with multiple performance obligations

Certain of the Company’s contracts with customers contain multiple performance obligations such as platform services performance obligation and professional services performance obligation.  For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Standalone selling prices of services are estimated based on observable transactions when these services are sold on a standalone basis or based on expected cost plus margin.

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended March 31,
	2018			2017
	Envestnet	Envestnet | Yodlee	Consolidated	Envestnet(1)	Envestnet | Yodlee(1)	Consolidated(1)
Revenues:
Asset-based	$121,153	$—	$121,153	$94,162	$—	$94,162
Subscription-based	32,585	37,110	69,695	25,237	32,673	57,910
Total recurring revenues	153,738	37,110	190,848	119,399	32,673	152,072
Professional services and other revenues	2,250	4,913	7,163	1,919	3,795	5,714
Total revenues	$155,988	$42,023	$198,011	$121,318	$36,468	$157,786

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended
	March 31,
	2018	2017(2)
United States	$188,315	$141,962
International (1)	9,696	15,824
Total	$198,011	$157,786
(1)	No foreign country accounted for more than 10% of total revenues.
(2)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018:

Years ending December 31:
Remainder of 2018	$154,502
2019	149,116
2020	84,152
2021	48,334
2022	35,572
Thereafter	52,063
Total	$523,739

 Only fixed consideration from contracts with customers is included in the amounts presented above.

The Company has applied the practical expedients and exemption and does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed; and (iii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligations or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

Contract Balances

The Company records contract liabilities (deferred revenue) when cash payments are received in advance of its performance. The term between invoicing date and when payment is due is generally not significant. For the majority of its arrangements, the Company requires advance quarterly payments before the services are delivered to the customer.

Deferred revenue primarily consists of implementation fees, professional services, and subscription fee payments received in advance from customers.

Contract assets would exist when revenues have been recorded (i.e. control of goods or services has been transferred to the customer) but customer payment is contingent on a future event beyond the passage of time (i.e. satisfaction of additional performance obligations). The Company does not have any material contract assets. Unbilled receivables, which are not classified as contract assets, represent arrangements in which revenues have been recorded prior to billing and right to payment is unconditional.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The opening and closing balances of the Company’s billed receivables, unbilled receivables, and deferred revenues are as follows:

	Receivables,	Unbilled receivables,
	which are included in	which are included in	Deferred Revenue	Deferred Revenue
	Fees receivable, net	Fees receivable, net	(current)	(non-current)

Opening balance as of January 1, 2018	$36,605	$13,229	$20,124	$9,267
Increase, net	14,473	2,307	7,369	616
Ending balance as of March 31, 2018	$51,078	$15,536	$27,493	$9,883

The increase in receivables is primarily a result of timing of payments for asset-based revenues relative to the first quarter of 2018 and the acquisition of FolioDynamix.

The increase in unbilled receivables is primarily driven by revenue recognized in excess of billings related to asset-based services during the three months ended March 31, 2018 and the acquisition of FolioDynamix.

The increase in deferred revenue is primarily the result of an increase in deferred revenue related to subscription-based services during the three months ended in March 31, 2018, most of which will be recognized over the course of the next twelve months.

The amount of revenue recognized during the three months ended March 31, 2018 that was included in the opening deferred revenue balance was $7,516. The majority of this revenue consists of  subscription-based revenue and professional services arrangements.

Deferred sales incentive compensation

Sales incentive compensation earned by the Company’s sales force is considered an incremental and recoverable cost to acquire a contract with a customer. Sales incentive compensation for initial contracts is deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five years. The Company determined the period of benefit by taking into consideration its customer contracts, life of the technology and other factors. Sales incentive compensation for renewal contracts are deferred and amortized on a straight-line basis over the related contractual renewal period. Deferred sales incentive compensation is included in other non-current assets on the consolidated balance sheet and amortization expense is included in compensation and benefits expenses on the condensed consolidated statements of operations.

Deferred sales incentive compensation was $5,442 as of March 31, 2018. Amortization expense for the deferred sales incentive compensation was $482 for the three months ended March 31, 2018. No significant impairment loss for capitalized costs was recorded during the period.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses on the condensed consolidated statements of operations.

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended
	March 31,
	2018	2017
Fidelity	16%	16%

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

5.Cost of Revenues

The following table summarizes cost of revenues by revenue category for the periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Asset-based	$57,572	$44,485
Subscription-based	5,226	4,614
Professional services and other	136	127
Total	$62,934	$49,226

6.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2018	2017
Prepaid technology	$6,119	$1,843
Non-income tax receivable	3,332	2,704
Restricted cash	2,228	2,000
Prepaid outside information services	1,869	1,395
Service tax receivable	1,702	1,507
Prepaid insurance	1,656	575
Prepaid rent	1,063	959
Income tax receivable	—	1,684
Other	6,992	6,803
	$24,961	$19,470

7.     Property and Equipment, Net

Property and equipment, net consists of the following:

		March 31,	December 31,
	Estimated Useful Life	2018	2017
Cost:
Computer equipment and software	3 years	$61,067	$56,192
Leasehold improvements	Shorter of the lease term or useful life of the asset	24,995	23,192
Office furniture and fixtures	3-7 years	8,164	8,110
Other office equipment	3-5 years	5,014	2,052
		99,240	89,546
Less: accumulated depreciation and amortization		(59,202)	(53,637)
Property and equipment, net		$40,038	$35,909

During the three months ended March 31, 2018, the Company retired property and equipment that were no longer in service in the amount of $3,087,  primarily related to fully depreciated computer equipment and software assets. Of this total, $2,211 of the assets originated in the Envestnet segment and the remaining $876 originated in the Envestnet | Yodlee segment. Asset retirements during

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

the three months ended March 31, 2017 were not material. Losses on asset retirements were not material during the three months ended March 31, 2018 and 2017.

Depreciation and amortization expense was as follows:

	Three Months Ended
	March 31,
	2018	2017
Depreciation and amortization expense	$3,918	$4,091

8. Internally Developed Software, Net

Internally developed software, net consists of the following:

		March 31,	December 31,
	Estimated Useful Life	2018	2017
Internally developed software	5 years	$50,941	$46,342
Less: accumulated amortization		(25,861)	(24,168)
Internally developed software, net		$25,080	$22,174

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2018	2017
Amortization expense	$1,693	$1,159

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

9.Goodwill & Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet	Envestnet | Yodlee	Total
Balance at December 31, 2017	$163,751	$269,204	$432,955
FolioDynamix acquisition	97,248	—	97,248
Foreign currency	—	(176)	(176)
Balance at March 31, 2018	$260,999	$269,028	$530,027

Intangible assets, net consist of the following:

					March 31, 2018			December 31, 2017
					Gross		Net	Gross		Net
	Estimated				Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	7	-	15	years	$354,350	$(87,244)	$267,106	$259,350	$(78,482)	$180,868
Proprietary technologies	4	-	8	years	76,043	(34,984)	41,059	57,377	(31,067)	26,310
Trade names	1	-	7	years	29,540	(10,870)	18,670	24,840	(9,701)	15,139
Backlog			4	years	11,000	(10,673)	327	11,000	(10,586)	414
Total intangible assets					$470,933	$(143,771)	$327,162	$352,567	$(129,836)	$222,731

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2018	2017
Amortization expense	$13,935	$10,585

Future amortization expense of the intangible assets as of March 31, 2018, is expected to be as follows:

Years ending December 31:
Remainder of 2018	$39,500
2019	47,727
2020	43,591
2021	34,811
2022	32,223
Thereafter	129,310
$327,162

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

10.Other Non-Current Assets

Other non-current assets consist of the following:

	March 31,	December 31,
	2018	2017
Assets to fund deferred compensation liability	$5,207	$5,185
Deposits:
Lease	4,274	4,291
Other	598	615
Deferred sales incentive compensation	5,442	—
Unamortized issuance costs on revolving credit facility	2,892	3,106
Investments in private companies	2,071	2,731
Other	3,798	1,248
	$24,282	$17,176

11.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2018	2017
Accrued investment manager fees	$45,505	$39,324
Accrued compensation and related taxes	27,927	43,724
Purchase consideration liabilities	13,171	856
Sales and use tax payable	9,200	9,037
Accrued professional services	2,639	4,985
Accrued interest	1,640	—
Definite consideration	—	1,250
Other accrued expenses	10,516	6,721
	$110,598	$105,897

12.    Debt

The Company’s outstanding debt obligations as of March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
Convertible Notes	$172,500	$172,500
Unaccreted discount on Convertible Notes	(10,259)	(11,677)
Unamortized issuance costs on Convertible Notes	(1,603)	(1,833)
Convertible Notes carrying value	$160,638	$158,990

Revolving credit facility balance	$261,168	$81,168

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2018	2017
Interest on revolving credit facility	$2,565	$1,345
Accretion of debt discount	1,418	1,337
Coupon interest	755	755
Amortization of issuance costs	450	1,430
Undrawn and other fees	48	69
	$5,236	$4,936

Credit Agreement

In July 2017, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with a group of banks (the “Banks”).  Pursuant to the Second Amended and Restated Credit Agreement, the Banks have agreed to provide to the Company revolving credit commitments (the “Revolving Credit Facility”) in the aggregate amount of up to $350,000 which amount may be increased by $50,000.

The Company incurs interest on borrowings made under the Second Amended and Restated Credit Agreement at rates between 1.50 percent and 3.25 percent above LIBOR based on the Company’s total leverage ratio. Borrowings under the Second Amended and Restated Credit Agreement are scheduled to mature on July 18, 2022.

Obligations under the Second Amended and Restated Credit Agreement are guaranteed by substantially all of the Company’s U.S. subsidiaries. The Second Amended and Restated Credit Agreement includes certain financial covenants and, as of March 31, 2018, the Company was in compliance with these requirements.

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

The Convertible Notes are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.9022 shares per $1 principal amount of the Convertible Notes, which represents a conversion price of $62.88 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding July 1, 2019, under certain circumstances. The Company’s stated policy is to settle the debt component of the Convertible Notes at least partially or wholly in cash. This policy is based both on the Company’s intent and the Company’s ability to settle these instruments in cash.

The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the three months ended March 31, 2018 and 2017 was 6.0%.

See “Note 17 – Net Income (Loss) Per Share” for further discussion of the effect of conversion on net loss per common share.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

13.    Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31,	December 31,
	2018	2017
Uncertain tax positions	$10,961	$10,640
Deferred compensation liability	5,484	4,364
Other	93	98
	$16,538	$15,102

14.Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, based on the three-tier fair value hierarchy.

	March 31, 2018
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$14,553	$14,553	$—	$—
Assets to fund deferred compensation liability(2)	5,207	—	—	5,207
Total assets	$19,760	$14,553	$—	$5,207
Liabilities
Contingent consideration	$2,863	$—	$—	$2,863
Deferred compensation liability(3)	5,484	5,484	—	—
Total liabilities	$8,347	$5,484	$—	$2,863

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

The fair value of the contingent consideration liability related to the Wheelhouse acquisition was estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represent a Level III fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level III measurement not supported by market activity included our assessments of expected future cash flows related to our acquisition of Wheelhouse during the subsequent periods from the date of acquisition, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the agreement.

The Company utilized a discounted cash flow method with expected future performance of Wheelhouse, and its ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair value of its respective contingent consideration. The Company will continue to reassess the fair value of the contingent consideration made subsequent to the measurement period for each acquisition at each reporting date until settlement. Changes to the estimated fair values of the contingent consideration will be recognized in earnings of the Company and included in general and administration on the condensed consolidated statements of operations.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The table below presents a reconciliation of the assets to fund deferred compensation liability of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2017 to March 31, 2018:

Fair Value of
Assets to Fund
Deferred
Compensation
Liability
Balance at December 31, 2017	$5,185
Fair value adjustments	22
Balance at March 31, 2018	$5,207

The asset value was increased due to immaterial gains on the underlying investment vehicles which resulted in an asset value as of March 31, 2018 of $5,207, which was included in other non-current assets on the condensed consolidated balance sheets.

The table below presents a reconciliation of contingent consideration liabilities of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2017 to March 31, 2018:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2017	$2,781
Accretion on contingent consideration	82
Balance at March 31, 2018	$2,863

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the three months ended March 31, 2018.

On December 15, 2014, the Company issued $172,500 of Convertible Notes. As of March 31, 2018 and December 31, 2017, the carrying value of the 2019 Convertible Notes equaled $160,638 and $158,990, respectively, and represents the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of March 31, 2018 and December 31, 2017, the fair value of the Convertible Notes was $190,337 and $180,180, respectively. The Company considers the Convertible Notes to be Level II liabilities and uses a market approach to calculate the fair value of the Convertible Notes. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on March 31, 2018 (see “Note 12 – Debt”).

As of March 31, 2018 and December 31, 2017, there was $261,168 and $81,168, respectively, outstanding on the revolving credit facility under the Second Amended and Restated Credit Agreement. As of March 31, 2018 and December 31, 2017, the outstanding balance on our revolving credit facility approximated fair value as the revolving credit facility bore interest at variable rates and we believe our credit risk quality is consistent with when the debt originated. The Company considers the revolving credit facility as of March 31, 2018 and as of December 31, 2017 to be Level I liability (See “Note 12 – Debt”).

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2018 based upon the short-term nature of the assets and liabilities.

15.Stock-Based Compensation

The Company has stock options and restricted stock units outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2010 Long-Term Incentive Plan (the “2010 Plan”).

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

As of March 31, 2018, the maximum number of common shares of the Company available for future issuance under the Company’s plans is 3,101,905.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended
	March 31,
	2018	2017
Stock-based compensation expense	$8,495	$7,458
Tax effect on stock-based compensation expense	(2,149)	(2,800)
Net effect on income	$6,346	$4,658

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.3% and 37.5% for the three months ended March 31, 2018 and 2017, respectively. However, due to the valuation allowance recorded on domestic deferreds, there was no tax effect related to stock-based compensation expense for the three months ended March 31, 2018.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Grant date fair value of options	$—	$14.51
Volatility	—%	43.8%
Risk-free interest rate	—%	2.1%
Dividend yield	—%	—%
Expected term (in years)	—	6.3

The following table summarizes option activity under the Company’s plans:

d
			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2017	2,254,565	$19.23	4.3	$69,939
Exercised	(162,857)	14.76
Forfeited	(1,668)	32.46
Outstanding as of March 31, 2018	2,090,040	19.57	4.1	78,859
Options exercisable	1,967,299	19.02	3.8	$75,310

Exercise prices of stock options outstanding as of March 31, 2018 range from $7.15 to $55.29. At March 31, 2018, there was $1,458 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.6 years.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Restricted Stock Units and Restricted Stock Awards

Periodically, the Company grants restricted stock unit awards to employees. The following is a summary of the activity for unvested restricted stock units and awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2017	1,766,639	$32.48
Granted	887,757	55.13
Vested	(503,668)	34.05
Forfeited	(27,265)	30.79
Outstanding as of March 31, 2018	2,123,463	$41.59

At March 31, 2018, there was $81,871 of unrecognized stock-based compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.4 years.

During March 2018, the Company granted 26,000 performance-based restricted stock unit awards to certain employees. These performance-based shares vest upon the achievement of certain business and financial metrics. The business and financial metrics governing the vesting of these stock unit awards provide thresholds which dictate the number of shares to vest upon each evaluation date, which range from 50% to 150%. If these metrics are achieved at 100%, as defined in the individual grant terms, these shares would vest over three annual tranches equally.

16.    Income Taxes

The following table includes the Company’s loss before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended
	March 31,
	2018	2017
Loss before income tax provision (benefit)	$(5,992)	$(8,837)
Income tax provision (benefit)	(13,994)	4,298
Effective tax rate	233.5%	(48.6)%

For the three months ended March 31, 2018, our effective tax rate differed from the statutory rate primarily due to the release of the Company’s valuation allowance as a result of additional deferred tax liabilities recorded with the acquisition of FolioDynamix as well as the impact of the Base Erosion and Anti Abuse Tax. For the three months ended March 31, 2017, our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company had placed on all US deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the US.

In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into United States law. Beginning in 2018, the Tax Act includes the global intangible low-taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) provisions. We elected to account for GILTI tax in the period in which it is incurred. The GILTI provision requires us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We expect to fully offset any GILTI income with Net Operating Losses (“NOLs”). As a result of our domestic valuation allowance, we do not expect a financial statement impact due to the GILTI provision. Additionally, the Tax Act requires us to calculate a minimum tax on our foreign earnings and profits; BEAT. As a result of the BEAT provision our provision for income taxes for the three months ended March 31, 2018 increased by $2,000.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

In accordance with Staff Accounting Bulletin 118, we recognized provisional tax impacts related to the deemed repatriated foreign earnings in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. During the three months ended March 31, 2018, we did not record any adjustments to our provisional amounts included in our consolidated financial statements for the year ended December 31, 2017. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in October of 2018.

The total gross liability for unrecognized tax benefits, exclusive of interest and penalties, was $18,675 and $18,312 at March 31, 2018 and December 31, 2017, respectively. Of this amount, a portion of the unrecognized tax benefits was recorded as a reduction of deferred tax assets instead of a non-current liability. The portion of the unrecognized tax benefits, exclusive of interest and penalties, recorded as a non-current liability is $4,824 and $4,626 at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018, the amount of unrecognized tax benefits, including interest and penalties, that would benefit the Company’s effective tax rate, if recognized, was $10,961.  At this time, the Company estimates that the liability for unrecognized tax benefits will not decrease in the next twelve months as it is not anticipated that reviews by tax authorities will be completed and there will be any expiration of certain statutes of limitations in this time period.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. Income tax expense includes $287 and $510 of potential interest and penalties related to unrecognized tax benefits for the three months ended March 31, 2018 and 2017, respectively. The Company had accrued interest and penalties of $6,305 and $6,018 as of March 31, 2018 and December 31, 2017, respectively.

17.Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock awards, restricted stock units and Convertible Notes using the treasury stock method, if dilutive. No items were included in the computation of diluted loss per share in the three months ended March 31, 2017 because the Company incurred a net loss attributable to Envestnet, Inc. in that period and therefore these items were considered anti-dilutive.

The Company accounts for the effect of the Convertible Notes on diluted earnings per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes have no effect on diluted earnings per share until the Company’s stock price exceeds the conversion price of $62.88 per share, or if the trading price of the Convertible Notes meets certain criteria (See “Note 12 – Debt” in Part II, Item 8 of our 2017 Form 10-K). In the period of conversion, the Convertible Notes will have no impact on diluted earnings if the Convertible Notes are settled in cash and will have an impact on dilutive earnings per share if the Convertible Notes are settled in shares upon conversion.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2018	2017
Basic income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$8,104	$(13,135)

Basic number of weighted-average shares outstanding	44,782,982	43,362,037
Basic net income (loss) per share	$0.18	$(0.30)

Diluted income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$8,104	$(13,135)

Basic number of weighted-average shares outstanding	44,782,982	43,362,037
Effect of dilutive shares:
Options to purchase common stock	1,396,091	—
Unvested restricted stock units	966,487	—
Diluted number of weighted-average shares outstanding	47,145,560	43,362,037
Diluted net income (loss) per share	$0.17	$(0.30)

Securities that were anti-dilutive as of March 31, 2018 and 2017 were as follows:

	As of
	March 31,
	2018	2017
Options to purchase common stock	9,045	2,891,036
Unvested restricted stock awards and units	8,510	2,221,044
Convertible Notes	2,743,321	2,743,321
Total	2,760,876	7,855,401

18.    Commitments and Contingencies

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

Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2018. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of March 31, 2018, the Company estimated a sales and use tax liability of $9,062, recorded in accrued expenses and other liabilities. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. The Company also estimated a sales and use tax receivable of $3,332 related to estimated recoverability of amounts due from customers. This amount is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As a result, a net sales and use tax liability of $5,730 related to multiple jurisdictions with respect to revenues in the three months ended March 31, 2018 and prior periods was probable. Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

Leases

The Company rents office space under leases that expire at various dates through 2030. Future minimum lease commitments under these operating leases, as of March 31, 2018, were as follows:

Years ending December 31:
Remainder of 2018	$11,096
2019	15,164
2020	14,653
2021	13,971
2022	10,345
Thereafter	43,406
Total	$108,635

19.            Segment Information

Business segments are generally organized around our business services. Our business segments are:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | Yodlee – a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment expenses include salary and benefits for certain corporate employees and officers, certain types of professional fees, insurance, acquisition related transaction costs, restructuring charges, and other non-operationally related expenses. Inter-segment revenues were not material for the three months ended March 31, 2018 and 2017.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

 The following table presents revenue by segment:

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Envestnet	$155,988	$121,318
Envestnet | Yodlee	42,023	36,468
Consolidated revenue	$198,011	$157,786

Fidelity revenue as a percentage of Envestnet segment revenue:	20%	19%

No single customer amounts for Envestnet | Yodlee exceeded 10% of the segment total.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2018	2017
Envestnet	$15,861	$13,511
Envestnet | Yodlee	(4,409)	(7,708)
Total segment income from operations	11,452	5,803
Nonsegment operating expenses	(12,190)	(9,157)
Other expense, net	(5,254)	(5,483)
Consolidated loss before income tax provision (benefit)	(5,992)	(8,837)
Income tax provision (benefit)	(13,994)	4,298
Consolidated net income (loss)	8,002	(13,135)
Add: Net loss attributable to non-controlling interest	102	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$8,104	$(13,135)

Segment assets consist of cash, accounts receivable, prepaid expenses and other current assets, property, plant and equipment, net, internally developed software, net, goodwill, and other intangibles, net, and other non-current assets. Segment capital expenditures consist of property and equipment and internally developed software expenditures.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	March 31,	December 31,
	2018	2017
Segment assets:
Envestnet	$574,718	$353,048
Envestnet | Yodlee	507,411	509,004
Consolidated total assets	$1,082,129	$862,052

	Three Months Ended
	March 31,
	2018	2017
Segment depreciation and amortization:
Envestnet	$11,473	$6,421
Envestnet | Yodlee	8,073	9,414
Consolidated depreciation and amortization	$19,546	$15,835

	Three Months Ended
	March 31,
	2018	2017
Segment capital expenditures:
Envestnet	$8,192	$5,351
Envestnet | Yodlee	1,395	747
Consolidated capital expenditures	$9,587	$6,098

20.    Geographical Information

The following table sets forth property and equipment, net by geographic area:

	March 31,	December 31,
	2018	2017
United States	$34,687	$30,647
India	4,793	4,907
Other	558	355
Total	$40,038	$35,909

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “Envestnet,” the “Company,” “we,” “us” and “our” refer to Envestnet, Inc. and its subsidiaries as a whole.

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

You should read this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the consolidated financial statements and related notes included in our 2017 Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

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

More than 3,000 companies, including 16 of the 20 largest U.S. banks, 39 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIA”), and hundreds of Internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences, and help drive better outcomes for enterprises, advisors, and their clients.

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

Recent Events

Acquisition of FolioDynamix

On January 2, 2018, Envestnet acquired (the “Acquisition”) Folio Dynamics Holdings, Inc., a Delaware corporation (“FolioDynamix”) through a merger of FolioDynamix with and into a wholly owned subsidiary of Envestnet. The completion of the Acquisition on January 2, 2018 followed the receipt of all necessary regulatory approvals and third party consents.

In connection with the Acquisition, Envestnet paid estimated consideration of  $195,984 for FolioDynamix, subject to certain closing and post-closing adjustments.  Envestnet funded the Acquisition price with a combination of cash on the Company’s balance sheet, purchase consideration liabilities and borrowings under its revolving credit facility.

FolioDynamix provides financial institutions, RIAs, and other wealth management clients with an end-to-end technology solution paired with a suite of advisory tools including model portfolios, research, and overlay management services.

The acquisition of FolioDynamix added complementary trading tools as well as commission and brokerage support to Envestnet’s existing suite of offerings. The Company expects to integrate the technology and operations of FolioDynamix into the Company’s wealth management business, enabling the Company to further leverage its operating scale and data analytics capabilities. FolioDynamix is included in the Envestnet segment.

Investment in Private Company

On March 16, 2018, the Company purchased 4,000 units representing approximately 47% of the outstanding membership interests of a private company for cash consideration of $1,333. The Company uses the consolidation method of accounting for this investment. The private company was formed to enable financial advisors to provide insurance and income protection products to their clients.

Segments

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 19 – Segment Information” to the condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | Yodlee – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By March 31, 2018, Envestnet’s platform assets grew to approximately $2.6 trillion in 10.1 million accounts overseen by approximately 90 thousand advisors.

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

•	Envestnet | TamaracTM provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management software, principally to high‑end RIAs.

•

Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services for advisor-sold retirement plans. Leveraging integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•

Envestnet | PMC® or Portfolio Management Consultants (“PMC”) provides research, due diligence and consulting services to assist advisors in creating investment solutions for their clients. These solutions include more than 4,000 vetted managed account products, multi-manager portfolios, fund strategist portfolios, as well as proprietary products, such as quantitative portfolios. PMC also offers an overlay service, which includes patented portfolio overlay and tax optimization services.

Key Metrics

Key metrics as of March 31, 2018 include impact of the acquisition of FolioDynamix on January 2, 2018, detailed within the following table.

FolioDynamix	Assets	Accounts	Advisors
AUM	$8,736	57,163
AUA	33,182	79,131
AUM/A	41,918	136,294	3,838
Subscription	796,545	2,796,878	15,308
Total Platform	$838,463	2,933,172	19,146

Additionally, as of March 31, 2018, subscription metrics include assets, accounts and advisors associated with Envestnet | Tamarac performance reporting, where applicable. Previously, Envestnet | Tamarac’s metrics were limited to those associated with its rebalancer solution. Prior period metrics have been conformed to the new definition in the table shown on the next page.

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated.

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2017	2017	2017	2017	2018
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$113,544	$122,543	$131,809	$141,518	$143,945
Assets Under Administration (AUA)	248,445	271,450	293,963	308,480	353,379
Total AUM/A	361,989	393,993	425,772	449,998	497,324
Subscription	1,023,146	1,099,775	1,161,893	1,253,528	2,076,382
Total Platform Assets	$1,385,135	$1,493,768	$1,587,665	$1,703,526	$2,573,706
Platform Accounts
AUM	574,132	614,973	652,060	685,925	724,774
AUA	986,554	1,083,417	1,145,050	1,217,697	1,389,489
Total AUM/A	1,560,686	1,698,390	1,797,110	1,903,622	2,114,263
Subscription	4,295,599	4,846,596	4,944,640	5,054,015	7,985,777
Total Platform Accounts	5,856,285	6,544,986	6,741,750	6,957,637	10,100,040
Advisors
AUM/A	36,985	38,498	40,379	40,485	44,790
Subscription	23,189	24,499	24,501	25,566	43,037
Total Advisors	60,174	62,997	64,880	66,051	87,827

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended March 31, 2018
	As of		Gross		Net	Market	As of
	12/31/2017	FolioDynamix	Sales	Redemptions	Flows	Impact	3/31/2018
	(in millions except account data)
AUM	$141,518	$8,736	$15,775	$(19,976)	$(4,201)	$(2,108)	$143,945
AUA	308,480	33,182	43,873	(28,223)	15,650	(3,933)	353,379
Total AUM/A	$449,998	$41,918	$59,648	$(48,199)	$11,449	$(6,041)	$497,324
Fee-Based Accounts	1,903,622	136,294			74,347		2,114,263

The above AUM/A gross sales figures include $23.4 billion in new client conversions. The Company onboarded an additional $10.6 billion in subscription conversions during the three months ended March 31, 2018, bringing total conversions for the quarter to $34.0 billion.

Envestnet | Yodlee Segment

Envestnet | Yodlee is a leading data aggregation and data analytics platform. As a “big data” specialist, Envestnet | Yodlee gathers, refines and aggregates a massive set of end-user permissioned transaction level data, which it then provides to customers as de-identified data analytics solutions and market research services.

More than 1,100 financial institutions, financial technology innovators and financial advisory firms, including 12 of the 20 largest U.S. banks, subscribe to the Envestnet | Yodlee platform to underpin personalized financial apps and services for over 22.9 million paid subscribers.

Yodlee serves two main customer groups:  financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.

•

The Financial Institutions group provides customers with secure access to open application programming interfaces (“APIs”), end-user facing applications powered by our platform and APIs (“FinApps”), and also reports. Customers receive

end user-permissioned transaction data elements that we aggregate and cleanse. Envestnet | Yodlee also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business solutions. They are targeted at the retail financial, wealth management, small business, card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Yodlee’s Expense FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 17,000 sources, including banking, investment, loan, and credit card information.

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

Both FI and YI channels benefit customers by improving end-user satisfaction and retention, accelerating speed to market, creating technology savings and enhancing their data analytics solutions and market research capabilities. End users receive better access to their financial information and more control over their finances, leading to more informed and personalized decision making. For customers who are members of the developer community, Envestnet | Yodlee solutions provide access to critical data and payments solutions, faster speed to market and enhanced distribution.

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

Operational Highlights

Asset-based recurring revenues increased 29% from $94,162 in the three months ended March 31, 2017 to $121,153 in the three months ended March 31, 2018. Subscription-based recurring revenue increased 20% from $57,910 in the three months ended March 31, 2017 to $69,695 in the three months ended March 31, 2018. Total revenues, which include professional services and other revenues, increased 25% from $157,786 in the three months ended March 31, 2017 to $198,011 in the three months ended March 31, 2018. The increase in total revenues was primarily a result of the positive effects of new account growth and positive net flows of AUM/A, an increase in revenues of $17,454 related to the acquisition of FolioDynamix, as well as an increase in subscription-based revenues related to Envestnet | Yodlee and Envestnet | Enterprise of $4,437 and $5,487, respectively.

The net income attributable to Envestnet, Inc. for the three months ended March 31, 2018 was $8,104, or $0.17 per diluted share, compared to a net loss attributable to Envestnet, Inc. of $13,135 or $0.30 per diluted share for the three months ended March 31, 2017.

Adjusted revenues for the three months ended March 31, 2018 was $198,015, an increase of 25% from $157,839 in the prior year period. Adjusted EBITDA for the three months ended March 31, 2018 was $32,753, an increase of 27% from $25,838 in the prior year period. Adjusted net income for the three months ended March 31, 2018 was $17,654, or $0.37 per diluted share, compared to adjusted net income of $11,517, or $0.25 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended
	March 31,
	2018	2017	Percent Change
	(in thousands)
Revenues:
Asset-based	$121,153	$94,162	29%
Subscription-based	69,695	57,910	20%
Total recurring revenues	190,848	152,072	25%
Professional services and other revenues	7,163	5,714	25%
Total revenues	198,011	157,786	25%
Operating expenses:
Cost of revenues	62,934	49,226	28%
Compensation and benefits	83,540	65,532	27%
General and administration	32,729	30,547	7%
Depreciation and amortization	19,546	15,835	23%
Total operating expenses	198,749	161,140	23%
Loss from operations	(738)	(3,354)	(78)%
Other expense, net	(5,254)	(5,483)	(4)%
Loss before income tax provision (benefit)	(5,992)	(8,837)	(32)%
Income tax provision (benefit)	(13,994)	4,298	(426)%
Net income (loss)	8,002	(13,135)	(161)%
Add: Net loss attributable to non-controlling interest	102	—	*
Net income (loss) attributable to Envestnet, Inc.	$8,104	$(13,135)	(162)%

*Not meaningful.

Three months ended March 31, 2018 compared to three months March 31, 2017

Revenues

Total revenues increased 25% from $157,786 in the three months ended March 31, 2017 to $198,011 in the three months ended March 31, 2018. The increase was primarily due to an increase in revenues from asset-based recurring and subscription-based recurring revenues of $26,991 and $11,785, respectively. Asset-based revenue was 60% and 61% of total revenue in the three months ended March 31, 2017 and 2018, respectively.

Asset-based recurring revenues

Asset-based recurring revenues increased 29% from $94,162 the three months ended March 31, 2017 to $121,153 in the three months ended March 31, 2018. The increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $12,794 of the increase as well as an increase in asset values applicable to our quarterly billing cycle in 2018, relative to the corresponding period in 2017. In the first quarter of 2018, revenues were also positively affected by new account growth and positive net flows of AUM/A.

The number of financial advisors with asset-based revenue on our technology platforms increased from 36,985 as of March 31, 2017 to 44,790 as of March 31, 2018 and the number of AUM/A client accounts increased from approximately 1,600,000 as of March 31, 2017 to approximately 2,100,000 as of March 31, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 20% from $57,910 in the three months ended March 31, 2017 to $69,695 in the three months ended March 31, 2018. This increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $4,558 of the total $5,487 Envestnet | Enterprise increase, an increase in Envestnet | Tamarac related revenue of $1,861 and Envestnet | Yodlee contributing an additional $4,437. The increase in Envestnet | Tamarac revenue is a result of continuing to add clients and selling additional services to existing clients. The increase in Envestnet | Yodlee revenue is primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 25% from $5,714 in the three months ended March 31, 2017 to $7,163 in the three months ended March 31, 2018, primarily due to Envestnet | Yodlee recognizing one-time onboarding of data analytic customers in the three months ended March 31, 2018, as well as an overall increase in existing customer revenue attributable to Envestnet | Enterprise.

Cost of revenues

Cost of revenues increased 28% from $49,226 in the three months ended March 31, 2017 to $62,934 in the three months ended March 31, 2018, primarily due to a corresponding increase in asset-based recurring revenues, the mix of such revenues, and an increase in cost of revenues associated with subscription-based recurring revenues, which is partially attributable to FolioDynamix. As a percentage of total revenues, cost of revenues increased from 31% in the three months ended March 31, 2017 to 32% in the three months ended March 31, 2018.

Compensation and benefits

Compensation and benefits increased 27% from $65,532 in the three months ended March 31, 2017 to $83,540 in the three months ended March 31, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $9,306, primarily a result of the 2018 FolioDynamix acquisition as well as an increase in headcount to support organic growth. Also contributing to the growth in compensation and benefits were increases in incentive compensation of $3,655, severance expense of $2,487, non-cash compensation of $1,037, contract labor costs of $956 and various other immaterial cost increases. As a percentage of total revenues, compensation and benefits remained consistent at 42% in the three months ended March 31, 2017 and 2018.

General and administration

General and administration expenses increased 7% from $30,547 in the three months ended March 31, 2017 to $32,729 in the three months ended March 31, 2018, primarily due to increases in external data and research services of $1,842, occupancy costs of $1,313, website and systems costs of $1,308, and professional and legal fees of $720, partially offset by decreases in litigation related expense of $981, non-income tax expense of $877 and restructuring and transaction costs of $786. As a percentage of total revenues, general and administration expenses decreased from 19% in the three months ended March 31, 2017 to 17% in the three months ended 2018. The decrease in general and administration expenses as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in general and administration expenses.

Depreciation and amortization

Depreciation and amortization expense increased 23% from $15,835 in the three months ended March 31, 2017 to $19,546 in the three months ended March 31, 2018, primarily due to increases in intangible asset amortization of $3,350, mainly attributable to the 2018 acquisition of FolioDynamix, and amortization of internally developed software of $534 driven by continued investment in our platform. As a percentage of total revenues, depreciation and amortization expense remained consistent at 10% in the three months ended March 31, 2017 and 2018.

Income tax provision (benefit)

	Three Months Ended
	March 31,
	2018	2017
Loss before income tax provision (benefit)	$(5,992)	$(8,837)
Income tax provision (benefit)	(13,994)	4,298
Effective tax rate	233.5%	(48.6)%

For the three months ended March 31, 2018, our effective tax rate differed from the statutory rate primarily due to the release of the Company’s valuation allowance as a result of additional deferred tax liabilities recorded with the acquisition of FolioDynamix  as well as the impact of the Base Erosion and Anti Abuse Tax.

For the three months ended March 31, 2017 our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company had placed on all US deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the US.

Segments

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 19 – Segment Information” to the condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | Yodlee – a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The following table presents income (loss) from operations by segment:

	Three Months Ended
	March 31,
	2018	2017
Envestnet	$15,861	$13,511
Envestnet | Yodlee	(4,409)	(7,708)
Total segment income from operations	11,452	5,803
Nonsegment operating expenses	(12,190)	(9,157)
Other expense, net	(5,254)	(5,483)
Consolidated loss before income tax provision (benefit)	(5,992)	(8,837)
Income tax provision (benefit)	(13,994)	4,298
Consolidated net income (loss)	8,002	(13,135)
Add: Net loss attributable to non-controlling interest	102	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$8,104	$(13,135)

Envestnet

The following table presents income from operations for the Envestnet segment:

	Three Months Ended
	March 31,
	2018	2017	Percent Change
	(in thousands)
Revenues:
Asset-based	$121,153	$94,162	29%
Subscription-based	32,585	25,237	29%
Total recurring revenues	153,738	119,399	29%
Professional services and other revenues	2,250	1,919	17%
Total revenues	155,988	121,318	29%
Operating expenses:
Cost of revenues	59,023	46,071	28%
Compensation and benefits	51,911	39,478	31%
General and administration	17,720	15,837	12%
Depreciation and amortization	11,473	6,421	79%
Total operating expenses	140,127	107,807	30%
Income from operations	$15,861	$13,511	17%

Three months ended March 31, 2018 compared to three months March 31, 2017 for the Envestnet segment

Revenues

Total revenues increased 29% from $121,318 in the three months ended March 31, 2017 to $155,988 in the three months ended March 31, 2018. The increase was primarily due to an increase in asset-based revenues of $26,991 and an increase in subscription-based revenues of $7,348. Revenues from asset-based revenues remained consistent at 78% of total revenues in the three months ended March 31, 2017 and 2018.

Asset-based recurring revenues

Asset-based recurring revenues increased 29% from $94,162 in the three months ended March 31, 2017 to $121,153 in the three months ended March 31, 2018. The increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $12,794 of the increase as well as an increase in asset values applicable to our quarterly billing cycle in 2018, relative to the corresponding period in 2017. In the first quarter of 2018, revenues were also positively affected by new account growth and positive net flows of AUM/A.

The number of financial advisors with asset-based revenue on our technology platforms increased from 36,985 as of March 31, 2017 to 44,790 as of March 31, 2018 and the number of AUM/A client accounts increased from approximately 1,600,000 as of March 31, 2017 to approximately 2,100,000 as of March 31, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 29% from $25,237 in the three months ended March 31, 2017 to $32,585 in the three months ended March 31, 2018, primarily due to the 2018 acquisition of FolioDynamix which comprised $4,558 of the total $5,487 Envestnet | Enterprise increase as well as an increase in Envestnet | Tamarac related revenue of $1,861. The increase in Envestnet | Enterprise and Envestnet | Tamarac subscription-based revenue is a result of Envestnet | Enterprise and Envestnet | Tamarac continuing to add clients and selling additional services to existing clients.

Professional services and other revenues

Professional services and other revenues increased 17% from $1,919 in the three months ended March 31, 2017 to $2,250 in the three months ended March 31, 2018, primarily due to an overall increase in existing customer revenue attributable to Envestnet | Enterprise.

Cost of revenues

Cost of revenues increased 28% from $46,071 in the three months ended March 31, 2017 to $59,023 in the three months ended March 31, 2018, primarily due to the corresponding increase in asset-based recurring revenues, and the mix of such revenues, which is partially attributable to FolioDynamix. As a percentage of total revenues, cost of revenues remained consistent at 38% in the three months ended March 31, 2017 and 2018.

Compensation and benefits

Compensation and benefits increased 31% from $39,478 in the three months ended March 31, 2017 to $51,911 in the three months ended March 31, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $6,794, primarily a result of the 2018 acquisition of FolioDynamix and an increase in headcount to support organic growth. An increase in severance of $2,313 and incentive compensation of $1,614 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits remained consistent at 33% in the three months ended March 31, 2017 and 2018.

General and administration

General and administration expenses increased 12% from $15,837 in the three months ended March 31, 2017 to $17,720 in the three months ended March 31, 2018, primarily due to increases in external data and research services expenses of $1,593, occupancy costs of $1,064, and website and systems development costs of $778, partially offset by decreases in non-income tax expense of $877, printing fees of $447 and miscellaneous expense of $463. As a percentage of total revenues, general and administration expenses decreased from 13% in the three months ended March 31, 2017 to 11% in the three months ended March 31, 2018. The decrease in general and administration expenses as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in general and administration expenses.

Depreciation and amortization

Depreciation and amortization expense increased 79% from $6,421 in the three months ended March 31, 2017 to $11,473 in the three months ended March 31, 2018. The increase was primarily due to the addition of intangible assets related to the 2018 FolioDynamix acquisition. As a percentage of total revenues, depreciation and amortization expense increased from 5% in the three months ended March 31, 2017 to 7% in the three months ended March 31, 2018. The increase in depreciation and amortization expense as a percentage of total revenues is primarily due to the intangible asset amortization related to the acquisition of FolioDynamix.

Envestnet | Yodlee

The following table presents loss from operations for the Envestnet | Yodlee segment:

	Three Months Ended
	March 31,
	2018	2017	Percent Change
	(in thousands)
Revenues:
Subscription-based	$37,110	$32,673	14%
Professional services and other revenues	4,913	3,795	29%
Total revenues	42,023	36,468	15%
Operating expenses:
Cost of revenues	3,911	3,155	24%
Compensation and benefits	26,158	23,250	13%
General and administration	8,290	8,357	(1)%
Depreciation and amortization	8,073	9,414	(14)%
Total operating expenses	46,432	44,176	5%
Loss from operations	$(4,409)	$(7,708)	(43)%

Three months ended March 31, 2018 compared to three months ended March 31, 2017 for the Envestnet | Yodlee segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 14% from $32,673 in the three months ended March 31, 2017 to $37,110 in the three months ended March 31, 2018, primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 29% from $3,795 in the three months ended March 31, 2017 to $4,913 in the three months ended March 31, 2018, primarily due to timing of new data analytics customer deployments.

Cost of revenues

Cost of revenues increased 24% from $3,155 in the three months ended March 31, 2017 to $3,911 in the three months ended March 31, 2018, primarily due to an increase in third party consulting and professional services of $235 for new data analytics customer deployments and an increase in hosting and payment processing services of $521 to support our overall revenue growth. As a percentage of total revenues, cost of revenues remained unchanged at 9% for the three months ended March 31, 2017 and 2018.

Compensation and benefits

Compensation and benefits increased 13% from $23,250 in the three months ended March 31, 2017 to $26,158 in the three months ended March 31, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $1,480, as a result of increased headcount to support organic growth, and an increase in incentive compensation of $1,636, offset by a decrease in non-cash compensation expense of $277. As a percentage of total revenues, compensation and benefits decreased from 64% in the three months ended March 31, 2017 to 62% in the three months ended March 31, 2018. The decrease in compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in compensation and benefit expenses.

General and administration

General and administration expenses decreased 1% from $8,357 in the three months ended March 31, 2017 to $8,290 in the three months ended March 31, 2018, primarily due to a decrease in non-recurring legal and related expense of $770, partially offset by increases in software purchase and maintenance of $454 and occupancy costs of $249. As a percentage of total revenues, general and administration expenses decreased from 23% in the three months ended March 31, 2017 to 20% in the three months ended March 31, 2017. The decrease in general and administration as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in general and administration expenses.

Depreciation and amortization

Depreciation and amortization expense decreased 14% from $9,414 in the three months ended March 31, 2017 to $8,073 in the three months ended March 31, 2018, primarily due to a decrease in intangible asset amortization of $1,229 compared to the same period last year. As a percentage of total revenues, depreciation and amortization expense decreased from 26% in the three months ended March 31, 2017 to 19% in the three months ended March 31, 2018. The decrease in depreciation and amortization as a percentage of total revenues is primarily due to a higher revenue increase and a decrease in amortization expense.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended
	March 31,
	2018	2017	Percent Change
	(in thousands)
Operating expenses:
Compensation and benefits	$5,471	$2,804	95%
General and administration	6,719	6,353	6%
Nonsegment operating expenses	$12,190	$9,157	33%

Three months ended March 31, 2018 compared to three months ended March 31, 2017 for Nonsegment

Compensation and benefits

Compensation and benefits increased 95% from $2,804 in the three months ended March 31, 2017 to $5,471 in the three months ended March 31, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $1,310, non-cash compensation expense of $934, and incentive compensation of $450.

General and administration

General and administration expenses increased 6% from $6,353 in the three months ended March 31, 2017 to $6,719 in the three months ended March 31, 2018, primarily due to an increase professional and legal fees of $712, marketing costs of $301 and various other immaterial cost increases, offset by a decrease in restructuring charges and transaction costs of $928.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration and purchase liability, income tax provision (benefit), depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, severance, litigation related expense, foreign currency, non-income tax expense adjustment, loss allocation from equity method investment and loss attributable to non‑controlling interest.

“Adjusted net income” represents net income (loss) before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non‑cash interest expense, non‑cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, litigation related expense, foreign currency, non-income tax expense adjustment, loss allocation from equity method investment and loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provide comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision (benefit), non-income tax expense, restructuring charges and transaction costs, accretion on contingent consideration and purchase liability, severance, litigation related expense, pre-tax loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•

Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards we had net cash paid (refunds) of $1,359 and ($716) for the three months ended March 31, 2018 and 2017, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Total revenues	$198,011	$157,786
Deferred revenue fair value adjustment	4	53
Adjusted revenues	$198,015	$157,839

The following table sets forth a reconciliation of net loss to adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net income (loss)	$8,002	$(13,135)
Add (deduct):
Deferred revenue fair value adjustment	4	53
Interest income	(410)	(21)
Interest expense	5,236	4,936
Accretion on contingent consideration and purchase liability	101	156
Income tax provision (benefit)	(13,994)	4,298
Depreciation and amortization	19,546	15,835
Non-cash compensation expense	8,495	7,458
Restructuring charges and transaction costs	2,592	3,378
Severance	2,812	325
Litigation related expense	—	981
Foreign currency	(232)	290
Non-income tax expense adjustment	(128)	749
Loss allocation from equity method investment	660	285
Loss attributable to non-controlling interest	69	250
Adjusted EBITDA	$32,753	$25,838

The following table sets forth the reconciliation of net loss to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net income (loss)	$8,002	$(13,135)
Income tax provision (benefit) (1)	(13,994)	4,298
Loss before income tax provision (benefit)	(5,992)	(8,837)
Add (deduct):
Deferred revenue fair value adjustment	4	53
Accretion on contingent consideration and purchase liability	101	156
Non-cash interest expense	1,868	3,522
Non-cash compensation expense	8,495	7,458
Restructuring charges and transaction costs	2,592	3,378
Severance	2,812	325
Amortization of acquired intangibles	13,935	10,585
Litigation related expense	—	981
Foreign currency	(232)	290
Non-income tax expense adjustment	(128)	749
Loss allocation from equity method investment	660	285
Loss attributable to non-controlling interest	69	250
Adjusted net income before income tax effect	24,184	19,195
Income tax effect (2)	(6,530)	(7,678)
Adjusted net income	$17,654	$11,517

Basic number of weighted-average shares outstanding	44,782,982	43,362,037
Effect of dilutive shares:
Options to purchase common stock	1,396,091	1,744,020
Unvested restricted stock units	966,487	582,641
Diluted number of weighted-average shares outstanding	47,145,560	45,688,698
Adjusted net income per share - diluted	$0.37	$0.25

(1)	For the three months ended March 31, 2018 and 2017, the effective tax rate computed in accordance with US GAAP equaled (233.5%) and 48.6%, respectively.
(2)	Estimated normalized effective tax rates of 27% and 40% have been used to compute adjusted net income for the three months ended March 31, 2018 and 2017, respectively.

Note on Income Taxes: As of December 31, 2017 the Company had net operating loss carryforwards of $249,653 and $143,775 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes the Company pays for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with U.S. GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$155,988	$42,023	$—	$198,011
Deferred revenue fair value adjustment	(2)	6	—	4
Adjusted revenues	$155,986	$42,029	$—	$198,015

Income (loss) from operations	$15,861	$(4,409)	$(12,190)	$(738)
Add (deduct):
Deferred revenue fair value adjustment	(2)	6	—	4
Accretion on contingent consideration and purchase liability	101	—	—	101
Depreciation and amortization	11,473	8,073	—	19,546
Non-cash compensation expense	4,054	2,464	1,977	8,495
Restructuring charges and transaction costs	37	200	2,355	2,592
Non-income tax expense adjustment	(128)	—	—	(128)
Severance	2,429	383	—	2,812
Loss attributable to non-controlling interest	69	—	—	69
Adjusted EBITDA	$33,894	$6,717	$(7,858)	$32,753

	Three Months Ended March 31, 2017
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$121,318	$36,468	$—	$157,786
Deferred revenue fair value adjustment	29	24	—	53
Adjusted revenues	$121,347	$36,492	$—	$157,839

Income (loss) from operations	$13,511	$(7,708)	$(9,157)	$(3,354)
Add (deduct):
Deferred revenue fair value adjustment	29	24	—	53
Accretion on contingent consideration and purchase liability	156	—	—	156
Depreciation and amortization	6,421	9,414	—	15,835
Non-cash compensation expense	3,674	2,741	1,043	7,458
Restructuring charges and transaction costs	95	—	3,283	3,378
Non-income tax expense adjustment	749	—	—	749
Severance	116	209	—	325
Litigation related expense	—	981	—	981
Other loss	—	—	7	7
Loss attributable to non-controlling interest	250	—	—	250
Adjusted EBITDA	$25,001	$5,661	$(4,824)	$25,838

Liquidity and Capital Resources

As of March 31, 2018, we had total cash and cash equivalents of $43,965 compared to $60,115 as of December 31, 2017. We plan to use existing cash as of March 31, 2018 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures, repay debt and for possible acquisitions or other strategic activity. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our bank credit agreement to fund our ongoing operations or to fund potential acquisitions or other strategic activities. The Company funded the FolioDynamix acquisition with a combination of cash on the Company’s balance sheet, purchase consideration liabilities and borrowings under its revolving credit facility.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(753)	$8,644
Net cash used in investing activities	(188,170)	(6,098)
Net cash provided by (used in) financing activities	173,110	(15,983)
Effect of exchange rate on changes on cash	(109)	324
Net decrease in cash and cash equivalents	(15,922)	(13,113)
Cash, cash equivalents and restricted cash, end of period	46,193	41,479

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $753 as compared to net cash provided by operating activities of $8,644 compared to the same period in 2017, the fluctuation was primarily due to a decrease in the change in deferred income taxes of $20,607 and a net decrease in the change in operating assets and liabilities of $15,631, offset by increases in depreciation and amortization of $3,711, an increase in stock-based compensation expense of $1,037, and net income of $8,002 compared to a net loss of $13,135 in the three months ended March 31, 2017.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $188,170 as compared to net cash used in investing activities of $6,098 for the same period in 2017. The change was primarily a result of an increase in cash disbursements for acquisitions of $178,583 combined with an increase in capitalization of internally developed software of $2,508.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $173,110 compared to net cash used in financing activities of $15,893 for the same period in 2017. The change was primarily the result of an increase in proceeds from borrowings on the revolving credit facility of $170,000 offset by an increase in payments on the revolving credit facility of $15,000. Further, no cash was used in the payment of Term Notes in the first quarter of 2018 as compared to $33,862 paid in the same period in 2017.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements in our most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements and “Note 4 – Revenue” to the condensed consolidated financial statements in this accompanying Form 10-Q describes the updated accounting policies for revenue recognition, fees receivable including unbilled accounts receivable and deferred sales incentive compensation that were updated as a result of adopting ASC 606. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K and “Note 4 – Revenue” to the condensed consolidated financial statements in this accompanying Form 10-Q include, but not limited to, the discussion of estimates used for recognition of revenues, the determination of the period of benefit for deferred sales incentive commissions, purchase accounting, impairment of goodwill and acquired intangible assets and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported.

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

Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2018. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Leases

The Company rents office space under leases that expire at various dates through 2030. Future minimum lease commitments under these operating leases, as of March 31, 2018, were as follows:

Years ending December 31:
Remainder of 2018	$11,096
2019	15,164
2020	14,653
2021	13,971
2022	10,345
Thereafter	43,406
Total	$108,635

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the three months ended March 31, 2018, 61% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net income to decrease.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three months ended March 31, 2018, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $1,179 to pre‑tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $965 to pre‑tax earnings.

A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the three months ended March 31, 2018, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of $722 to pre‑tax earnings.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Second Amended and Restated Credit Agreement. Interest charged on the revolving credit facility for the first quarter of 2018 was approximately 3.8%. As of March 31, 2018, there was $261,168 of revolving credit amounts outstanding under the Second Amended and Restated Credit Agreement. The Company incurred interest expense of $2,613 for the three months ended March 31, 2018, related to the Second Amended and Restated Credit Agreement. A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense on an annual basis by approximately $672.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing financial results, we did implement changes to our processes related to revenue recognition and the control activities within these processes. These changes included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements and gathering of information provided for disclosures.

Other than the implementation of ASC 606 detailed above, there were no changes to our internal control over financial reporting  during the three months ended March 31, 2018.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For legal proceedings matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2018.  Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Item 1A.  Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our 2017 Form 10-K, when making investment decisions regarding our securities. The risk factors that were disclosed in our 2017 Form 10-K have not materially changed since the date our 2017 Form 10-K was filed.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
January 1, 2018 through January 31, 2018	3,087	$53.93	—	1,956,390
February 1, 2018 through February 28, 2018	70,983	55.75	—	1,956,390
March 1, 2018 through March 31, 2018	92,147	57.35	—	1,956,390

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of March 31, 2018, 1,956,390 of shares could still be purchased under this program.

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

*Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017; (iv) the Condensed Consolidated Statement of Equity for the three months ended March 31, 2018; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; (vi) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2018.

ENVESTNET, INC.

By:	/s/ Judson Bergman
Judson Bergman
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer