Form 10-Q
period 2018-06-30
ENVESTNET, INC.
filed 2018-08-08
CIK 1337619

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018,  45,384,004 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$134,032	$60,115
Fees receivable, net	64,164	51,522
Prepaid expenses and other current assets	22,721	19,470
Total current assets	220,917	131,107

Property and equipment, net	40,397	35,909
Internally developed software, net	29,257	22,174
Intangible assets, net	313,743	222,731
Goodwill	526,955	432,955
Other non-current assets	23,907	17,176
Total assets	$1,155,176	$862,052

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$109,537	$105,897
Accounts payable	21,133	11,097
Contingent consideration	707	2,115
Deferred revenue	25,739	21,246
Total current liabilities	157,116	140,355

Convertible Notes due 2019	162,299	158,990
Convertible Notes due 2023	289,562	—
Revolving credit facility	—	81,168
Contingent consideration	—	666
Deferred revenue	7,929	12,047
Deferred rent and lease incentive	17,334	15,185
Deferred tax liabilities, net	2,154	969
Other non-current liabilities	16,744	15,102
Total liabilities	653,138	424,482

Commitments and contingencies

Redeemable units in ERS	900	900
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 58,382,026 and 57,450,056 shares issued as of June 30, 2018 and December 31, 2017, respectively; 45,375,594 and 44,700,641 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	291	287
Additional paid-in capital	624,378	556,257
Accumulated deficit	(62,059)	(73,854)
Treasury stock at cost, 13,006,432 and 12,749,415 shares as of June 30, 2018 and December 31, 2017, respectively	(61,437)	(47,042)
Accumulated other comprehensive income (loss)	(739)	624
Total stockholders’ equity	500,434	436,272
Non-controlling interest	704	398
Total equity	501,138	436,670
Total liabilities and equity	$1,155,176	$862,052

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Asset-based	$118,111	$98,959	$239,264	$193,121
Subscription-based	71,779	59,802	141,474	117,712
Total recurring revenues	189,890	158,761	380,738	310,833
Professional services and other revenues	11,226	8,656	18,389	14,370
Total revenues	201,116	167,417	399,127	325,203

Operating expenses:
Cost of revenues	67,627	55,735	130,561	104,961
Compensation and benefits	80,210	64,996	163,750	130,528
General and administration	34,089	28,478	66,818	59,025
Depreciation and amortization	19,185	15,465	38,731	31,300
Total operating expenses	201,111	164,674	399,860	325,814

Income (loss) from operations	5	2,743	(733)	(611)
Other expense, net	(5,430)	(4,369)	(10,684)	(9,852)
Loss before income tax provision (benefit)	(5,425)	(1,626)	(11,417)	(10,463)

Income tax provision (benefit)	566	4,844	(13,428)	9,142

Net income (loss)	(5,991)	(6,470)	2,011	(19,605)
Add: Net loss attributable to non-controlling interest	465	—	567	—
Net income (loss) attributable to Envestnet, Inc.	$(5,526)	$(6,470)	$2,578	$(19,605)

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.12)	$(0.15)	$0.06	$(0.45)

Diluted	$(0.12)	$(0.15)	$0.05	$(0.45)

Weighted average common shares outstanding:
Basic	45,247,331	43,855,479	44,963,735	43,513,074

Diluted	45,247,331	43,855,479	47,156,205	43,513,074

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss) attributable to Envestnet, Inc.	$(5,526)	$(6,470)	$2,578	$(19,605)
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	(1,036)	76	(1,363)	809
Comprehensive income (loss) attributable to Envestnet, Inc.	$(6,562)	$(6,394)	$1,215	$(18,796)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statement of Equity

(in thousands, except share information)

(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2017	57,450,056	$287	(12,749,415)	$(47,042)	$556,257	$624	$(73,854)	$398	$436,670
Adoption of ASC 606 (See Note 4)	—	—	—	—	—	—	9,217	—	9,217
Exercise of stock options	175,023	1	—	—	2,539	—	—	—	2,540
Issuance of common stock - vesting of restricted stock units	756,947	3	—	—	—	—	—	—	3
Stock-based compensation expense	—	—	—	—	18,971	—	—	—	18,971
Purchase of treasury stock for stock-based tax withholdings	—	—	(257,017)	(14,395)	—	—	—	—	(14,395)
Issuance of non-controlling units in private company	—	—	—	—	—	—	—	873	873
Issuance of Convertible Notes due 2023, net of offering costs	—	—	—	—	46,611	—	—	—	46,611
Foreign currency translation loss	—	—	—	—	—	(1,363)	—	—	(1,363)
Net income (loss)	—	—	—	—	—	—	2,578	(567)	2,011
Balance, June 30, 2018	58,382,026	$291	(13,006,432)	$(61,437)	$624,378	$(739)	$(62,059)	$704	$501,138

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$2,011	$(19,605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,731	31,300
Deferred rent and lease incentive amortization	1,069	583
Provision for doubtful accounts	924	341
Deferred income taxes	(17,093)	6,524
Stock-based compensation expense	18,971	15,403
Non-cash interest expense	5,630	4,853
Accretion on contingent consideration and purchase liability	196	304
Payments of contingent consideration	—	(357)
Loss allocation from equity method investment	811	702
Loss on disposal of fixed assets	10	69
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	(8,204)	(5,639)
Prepaid expenses and other current assets	(3,426)	(2,681)
Other non-current assets	(2,450)	(514)
Accrued expenses and other liabilities	(5,448)	(752)
Accounts payable	4,166	(184)
Deferred revenue	3,478	1,818
Other non-current liabilities	1,578	3,022
Net cash provided by operating activities	40,954	35,187

INVESTING ACTIVITIES:
Purchase of property and equipment	(9,569)	(9,181)
Capitalization of internally developed software	(10,622)	(5,651)
Acquisition of businesses	(188,345)	—
Net cash used in investing activities	(208,536)	(14,832)

FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes due 2023	345,000	—
Convertible Notes due 2023 issuance costs	(9,488)	—
Proceeds from borrowings on revolving credit facility	195,000	25,000
Payments on revolving credit facility	(276,168)	(25,000)
Payments of contingent consideration	(2,193)	(1,929)
Payments of definite consideration	—	(445)
Payments of purchase consideration liabilities	—	(235)
Payment of Term Notes	—	(35,862)
Proceeds from exercise of stock options	2,540	2,617
Purchase of treasury stock for stock-based tax withholdings	(14,395)	(9,650)
Issuance of restricted stock units	3	4
Net cash provided by (used in) financing activities	240,299	(45,500)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(572)	283

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	72,145	(24,862)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	62,115	54,592

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$134,260	$29,730

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$2,225	$275
Supplemental disclosure of cash flow information - cash paid during the period for interest	4,271	3,960
Supplemental disclosure of non-cash operating, investing and financing activities:
Leasehold improvements funded by lease incentive	1,080	281
Purchase liabilities included in accrued expenses and other liabilities	1,422	818
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,188	260

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

The Company offers these solutions principally through the following product and services suites:

•

Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting.  Advisors have access to over 18,400 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics, and digital advice capabilities to customers.

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

•

Envestnet | PMC® or Portfolio Management Consultants (“PMC”) provides research, due diligence and consulting services to assist advisors in creating investment solutions for their clients. These solutions include nearly 4,900 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as over 1,700 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers an overlay service, which includes patented portfolio overlay and tax optimization services.

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

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2017 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2018 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet | Yodlee segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a foreign currency functional currency are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders’ equity. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	June 30,
	2018	2017
Cash and cash equivalents	$134,032	$27,730
Restricted cash included in prepaid expenses and other current assets	228	2,000
Total cash, cash equivalents and restricted cash	$134,260	$29,730

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” This update amends the requirements for assets and liabilities recognized for all leases longer than twelve months. Lessees will be required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from the lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018 and will be applied using a modified retrospective approach with optional practical expedients. Early adoption of the standard is permitted. The Company will adopt the new standard on its effective date of January 1, 2019 and expects to elect certain available transitional practical expedients. Based on current analysis, the adoption of the standard may have a material impact on our consolidated balance sheets and related disclosures while not significantly impacting financial results. We continue to evaluate the accounting, transition, and disclosure requirements of this standard.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and have been reflected in these condensed consolidated financial statements. Retrospective adoption of ASU 2016-15 did not have a material impact on the Company’s presentation of the condensed consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” which amends ASC 230 to provide clarifying guidance on the classification and presentation of restricted cash in the statement of cash flows. Additional disclosure is required to reconcile between the statement of financial position and the statement of cash flows when the

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and included $228 and $2,000 of restricted cash in the total of cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, respectively. A reconciliation of restricted cash for each period is included within this footnote.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This update clarifies the accounting for share-based payment transactions for acquiring goods and services from nonemployees. Specifically, the update aligns the accounting for payments to nonemployees to match the accounting for payments to employees, no longer accounting for these transactions differently. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The Company is currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The estimated consideration transferred in the acquisition was as follows:

		Measurement
	Preliminary	Period	Revised
	Estimate	Adjustments	Estimate
Cash consideration	$187,580	$12,297	$199,877
Purchase consideration liability	12,297	(12,297)	—
Working capital and other adjustments	(3,893)	(2,500)	(6,393)
Total	$195,984	$(2,500)	$193,484

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

		Measurement
	Preliminary	Period	Revised
	Estimate	Adjustments	Estimate
Cash and cash equivalents	$4,876	$—	$4,876
Accounts receivable	4,962	—	4,962
Prepaid expenses and other current assets	1,600	—	1,600
Property and equipment, net	927	—	927
Other non-current assets	441	—	441
Identifiable intangible assets	117,700	—	117,700
Goodwill	97,248	(2,624)	94,624
Total assets acquired	227,754	(2,624)	225,130
Accounts payable	(5,358)	—	(5,358)
Accrued expenses	(7,173)	—	(7,173)
Deferred tax liability	(18,245)	—	(18,245)
Deferred revenue	(930)	124	(806)
Other non-current liabilities	(64)	—	(64)
Total liabilities assumed	(31,770)	124	(31,646)
Total net assets acquired	$195,984	$(2,500)	$193,484

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction,  primarily related to lower future operating expenses and the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

A summary of preliminary estimated identifiable intangible assets acquired, preliminary estimated useful lives and amortization method is as follows:

		Measurement
	Preliminary	Period	Revised		Amortization
	Estimate	Adjustments	Estimate	Useful Life in Years	Method
Customer list	$95,000	$500	$95,500	12	Accelerated
Proprietary technology	18,000	(500)	17,500	5	Straight-line
Trade names and domains	4,700	—	4,700	6	Straight-line
Total	$117,700	$—	$117,700

The results of FolioDynamix’s operations are included in the condensed consolidated statements of operations beginning January 2, 2018. FolioDynamix’s revenues for the three and six month periods ended June  30, 2018 totaled $17,346 and $34,800, respectively. FolioDynamix’s pre-tax loss for the three and six month periods ended June 30, 2018 totaled $3,255 and $7,981, respectively. The pre-tax loss includes estimated acquired intangible asset amortization of $4,390 and $8,701 for the three and six month periods ended June 30, 2018.

For the three and six month periods ended June 30, 2018, acquisition related costs for FolioDynamix totaled $167 and $594, respectively, and are included in general and administration expenses. The Company will incur additional acquisition related costs during 2018.

Pro forma results for Envestnet, Inc. giving effect to the FolioDynamix acquisition

The following pro forma financial information presents the combined results of operations of Envestnet and FolioDynamix for the three and six month periods ended June 30, 2017. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2017.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2017.

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Revenues	$177,297	$344,514
Net loss	(12,624)	(31,873)
Net loss per share:
Basic	(0.29)	(0.73)
Diluted	(0.29)	(0.73)

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

In accordance with the new revenue standard requirements, the impact of adoption on the Company’s condensed consolidated statements of operations and condensed consolidated balance sheets was as follows:

	Three Months Ended June 30, 2018
		Without Adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Statements of Operations
Revenues:
Asset-based	$118,111	$121,646	$(3,535)
Subscription-based	71,779	71,779	—
Total recurring revenues	189,890	193,425	(3,535)
Professional services and other revenues	11,226	11,385	(159)
Total revenues	201,116	204,810	(3,694)
Operating expenses:
Cost of revenues	67,627	71,162	(3,535)
Compensation and benefits	80,210	80,530	(320)
Total operating expenses	201,111	204,966	(3,855)

Income (loss) from operations	5	(156)	161

Net loss	(5,991)	(6,152)	161

Net loss attributable to Envestnet, Inc.	(5,526)	(5,687)	161

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2018
		Without Adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Statements of Operations
Revenues:
Asset-based	$239,264	$246,399	$(7,135)
Subscription-based	141,474	141,474	—
Total recurring revenues	380,738	387,873	(7,135)
Professional services and other revenues	18,389	18,585	(196)
Total revenues	399,127	406,458	(7,331)
Operating expenses:
Cost of revenues	130,561	137,696	(7,135)
Compensation and benefits	163,750	164,197	(447)
Total operating expenses	399,860	407,442	(7,582)

Loss from operations	(733)	(984)	251

Net income	2,011	1,760	251

Net income attributable to Envestnet, Inc.	2,578	2,327	251

	At June 30, 2018
		Without Adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Balance Sheets
Assets:
Fees receivable, net	$64,164	$63,218	$946
Other non-current assets	23,907	18,145	5,762
Liabilities:
Accounts payable	21,133	20,187	946
Deferred revenue, current	25,739	26,720	(981)
Deferred revenue, non-current	7,929	10,654	(2,725)
Equity:
Accumulated deficit	(62,059)	(71,527)	9,468

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

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended June 30,
	2018			2017
	Envestnet	Envestnet | Yodlee	Consolidated	Envestnet(1)	Envestnet | Yodlee(1)	Consolidated(1)
Revenues:
Asset-based	$118,111	$—	$118,111	$98,959	$—	$98,959
Subscription-based	33,023	38,756	71,779	25,471	34,331	59,802
Total recurring revenues	151,134	38,756	189,890	124,430	34,331	158,761
Professional services and other revenues	5,794	5,432	11,226	4,942	3,714	8,656
Total revenues	$156,928	$44,188	$201,116	$129,372	$38,045	$167,417

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

	Six Months Ended June 30,
	2018			2017
	Envestnet	Envestnet | Yodlee	Consolidated	Envestnet(1)	Envestnet | Yodlee(1)	Consolidated(1)
Revenues:
Asset-based	$239,264	$—	$239,264	$193,121	$—	$193,121
Subscription-based	65,608	75,866	141,474	50,708	67,004	117,712
Total recurring revenues	304,872	75,866	380,738	243,829	67,004	310,833
Professional services and other revenues	8,044	10,345	18,389	6,861	7,509	14,370
Total revenues	$312,916	$86,211	$399,127	$250,690	$74,513	$325,203

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017(2)	2018	2017(2)
United States	$193,237	$151,621	$381,552	$293,583
International (1)	7,879	15,796	17,575	31,620
Total	$201,116	$167,417	$399,127	$325,203
(1)	No foreign country accounted for more than 10% of total revenues.
(2)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fidelity	16%	16%	16%	16%

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018:

Years ending December 31:
Remainder of 2018	$105,353
2019	164,482
2020	92,639
2021	53,793
2022	40,774
Thereafter	54,122
Total	$511,163

Only fixed consideration from significant contracts with customers is included in the amounts presented above.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The opening and closing balances of the Company’s billed receivables, unbilled receivables, and deferred revenues are as follows:

	Receivables,	Unbilled receivables,
	which are included in	which are included in	Deferred Revenue	Deferred Revenue
	Fees receivable, net	Fees receivable, net	(current)	(non-current)

Opening balance as of January 1, 2018	$36,605	$13,229	$20,124	$9,267
Increase/(decrease), net	11,177	3,153	5,615	(1,338)
Ending balance as of June 30, 2018	$47,782	$16,382	$25,739	$7,929

The increase in receivables is primarily a result of timing of payments for subscription-based revenues relative to the first six months of 2018 and the acquisition of FolioDynamix.

The increase in unbilled receivables is primarily driven by revenue recognized in excess of billings related to asset-based services during the six months ended June 30, 2018.

The increase in deferred revenue is primarily the result of an increase in deferred revenue related to subscription-based services during the six months ended June 30, 2018, most of which will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $5,737  and $13,253 for the three and six months ended June 30, 2018, respectively. The majority of this revenue consists of  subscription-based revenue and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

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

Deferred sales incentive compensation was $5,762 as of June 30, 2018. Amortization expense for the deferred sales incentive compensation was $536 and $1,018 for the three and six months ended June 30, 2018, respectively.  No significant impairment loss for capitalized costs was recorded during the period.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

5.Cost of Revenues

The following table summarizes cost of revenues by revenue category for the periods presented herein:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Asset-based	$56,748	$47,015	$114,320	$91,500
Subscription-based	6,213	5,142	11,439	9,756
Professional services and other	4,666	3,578	4,802	3,705
Total	$67,627	$55,735	$130,561	$104,961

6.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2018	2017
Prepaid technology	$7,293	$1,843
Non-income tax receivable	3,332	2,704
Prepaid outside information services	1,556	1,395
Prepaid insurance	1,355	575
Service tax receivable	1,277	1,507
Prepaid rent	856	959
Restricted cash	228	2,000
Income tax receivable	—	1,684
Other	6,824	6,803
	$22,721	$19,470

7.     Property and Equipment, Net

Property and equipment, net consists of the following:

		June 30,	December 31,
	Estimated Useful Life	2018	2017
Cost:
Computer equipment and software	3 years	$60,525	$56,192
Leasehold improvements	Shorter of the lease term or useful life of the asset	25,448	23,192
Office furniture and fixtures	3-7 years	8,498	8,110
Other office equipment	3-5 years	5,075	2,052
		99,546	89,546
Less: accumulated depreciation and amortization		(59,149)	(53,637)
Property and equipment, net		$40,397	$35,909

During the three and six months ended June 30, 2018, the Company retired property and equipment that were no longer in service in the amount of $3,651 and $6,738, primarily related to fully depreciated computer equipment and software assets. Of the $3,651,  $1,126 of the assets originated in the Envestnet segment and the remaining $2,525 originated in the Envestnet | Yodlee segment for the three months ended June 30, 2018. Of the $6,738,  $3,337 of the assets originated in the Envestnet segment and the remaining $3,401 originated in the Envestnet | Yodlee segment for the six months ended June 30, 2018. Asset retirements during the

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

three and six months ended June 30, 2017 were not material. Losses on asset retirements were not material during the three and six months ended June 30, 2018 and 2017.

Depreciation and amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Depreciation and amortization expense	$3,920	$3,853	$7,838	$7,944

8. Internally Developed Software, Net

Internally developed software, net consists of the following:

		June 30,	December 31,
	Estimated Useful Life	2018	2017
Internally developed software	5 years	$56,964	$46,342
Less: accumulated amortization		(27,707)	(24,168)
Internally developed software, net		$29,257	$22,174

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization expense	$1,846	$1,241	$3,539	$2,400

9.Goodwill & Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet	Envestnet | Yodlee	Total
Balance at December 31, 2017	$163,751	$269,204	$432,955
FolioDynamix acquisition	94,624	—	94,624
Foreign currency	—	(624)	(624)
Balance at June 30, 2018	$258,375	$268,580	$526,955

Intangible assets, net consist of the following:

					June 30, 2018			December 31, 2017
					Gross		Net	Gross		Net
	Estimated				Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	7	-	15	years	$354,850	$(96,095)	$258,755	$259,350	$(78,482)	$180,868
Proprietary technologies	4	-	8	years	75,543	(38,411)	37,132	57,377	(31,067)	26,310
Trade names	1	-	7	years	29,540	(11,923)	17,617	24,840	(9,701)	15,139
Backlog			4	years	11,000	(10,761)	239	11,000	(10,586)	414
Total intangible assets					$470,933	$(157,190)	$313,743	$352,567	$(129,836)	$222,731

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization expense	$13,419	$10,371	$27,354	$20,956

Future amortization expense of the intangible assets as of June 30, 2018, is expected to be as follows:

Years ending December 31:
Remainder of 2018	$26,051
2019	47,690
2020	43,548
2021	34,762
2022	32,168
Thereafter	129,524
$313,743

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

10.Other Non-Current Assets

Other non-current assets consist of the following:

	June 30,	December 31,
	2018	2017
Assets to fund deferred compensation liability	$6,729	$5,185
Deposits:
Lease	4,086	4,291
Other	248	615
Deferred sales incentive compensation	5,762	—
Unamortized issuance costs on revolving credit facility	2,679	3,106
Investments in private companies	1,920	2,731
Other	2,483	1,248
	$23,907	$17,176

11.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2018	2017
Accrued investment manager fees	$44,154	$39,324
Accrued compensation and related taxes	38,597	43,724
Sales and use tax payable	9,408	9,037
Accrued professional services	4,432	4,985
Accrued interest	864	—
Definite consideration	—	1,250
Other accrued expenses	12,082	7,577
	$109,537	$105,897

12.    Debt

The Company’s outstanding debt obligations as of June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
Convertible Notes due 2019	$172,500	$172,500
Unaccreted discount on Convertible Notes due 2019	(8,832)	(11,677)
Unamortized issuance costs on Convertible Notes due 2019	(1,369)	(1,833)
Convertible Notes due 2019 carrying value	$162,299	$158,990

Convertible Notes due 2023	$345,000	$—
Unaccreted discount on Convertible Notes due 2023	(47,016)	—
Unamortized issuance costs on Convertible Notes due 2023	(8,422)	—
Convertible Notes due 2023 carrying value	$289,562	$—

Revolving credit facility balance	$—	$81,168

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest on revolving credit facility	$1,429	$1,110	$3,994	$2,455
Accretion of debt discount	2,411	1,344	3,829	2,681
Coupon interest	1,366	754	2,121	1,509
Amortization of issuance costs	621	616	1,071	2,046
Undrawn and other fees	165	53	213	122
	$5,992	$3,877	$11,228	$8,813

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

Obligations under the Second Amended and Restated Credit Agreement are guaranteed by substantially all of the Company’s U.S. subsidiaries. The Second Amended and Restated Credit Agreement includes certain financial covenants and, as of June 30, 2018, the Company was in compliance with these requirements.

On May 24, 2018, Envestnet Inc. and certain of its subsidiaries entered into a first amendment to the second amended and restated credit agreement (the “Credit Agreement Amendment”) amending the second amended and restated credit agreement, dated as of July 18, 2017. The Credit Agreement Amendment made certain technical changes to the calculations of various covenants contained in the Credit Agreement.

Convertible Notes due 2019

On December 15, 2014, the Company issued $172,500 of Convertible Notes that mature on December 15, 2019. The Convertible Notes bear interest at a rate of 1.75 percent per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015. The Convertible Notes are general unsecured obligations, subordinated in right of payment to our obligations under our Credit Agreement.

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

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2019 for the three and six months ended June 30, 2018 and 2017 was 6%.

Convertible Notes due 2023

In May 2018, the Company issued $345,000 of Convertible Notes that mature on June 1, 2023. The Convertible Notes bear interest at a rate of 1.75 percent per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018. The Convertible Notes are general unsecured obligations, subordinated in right of payment to our obligations under our Credit Agreement. The notes are structurally subordinated to the indebtedness and other liabilities of any of our subsidiaries, other than our wholly owned subsidiary, Envestnet Asset Management, Inc., which will fully and unconditionally guarantee the notes on an unsecured basis.  The Convertible Notes rank equally in right of payment with all our other existing and future senior indebtedness.

Upon the occurrence of a “fundamental change,” as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Convertible Notes for cash at 100% of the principal amount of the Convertible Notes being purchased, plus any accrued and unpaid interest. The Company may redeem for cash all or any portion of the notes, at our option, on or after June 5, 2021 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, consecutive or non-consecutive, within a 30 consecutive trading day period ending on, and including, any of the five trading days immediately preceding the date on which we provide notice of redemption.

The Convertible Notes are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 14.6381 shares per $1 principal amount of the Convertible Notes, which represents a conversion price of $68.31 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding December  15, 2022, under certain circumstances. The Company’s stated policy is to settle the debt component of the Convertible Notes at least partially or wholly in cash. This policy is based both on the Company’s intent and the Company’s ability to settle these instruments in cash.

The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2023 for the three and six months ended June 30, 2018 was 6%.

See “Note 17 – Net Income (Loss) Per Share” for further discussion of the effect of conversion on net loss per common share.

13.    Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30,	December 31,
	2018	2017
Uncertain tax positions	$10,827	$10,640
Deferred compensation liability	5,852	4,364
Other	65	98
	$16,744	$15,102

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, based on the three-tier fair value hierarchy.

	June 30, 2018
	Fair Value	Level I	Level II	Level III
Assets
Money market funds and other (1)	$106,038	$106,038	$—	$—
Assets to fund deferred compensation liability(2)	6,729	—	—	6,729
Total assets	$112,767	$106,038	$—	$6,729
Liabilities
Contingent consideration	$707	$—	$—	$707
Deferred compensation liability(3)	5,852	5,852	—	—
Total liabilities	$6,559	$5,852	$—	$707

	December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$39,400	$39,400	$—	$—
Assets to fund deferred compensation liability(2)	5,185	—	—	5,185
Total assets	$44,585	$39,400	$—	$5,185
Liabilities
Contingent consideration	$2,781	$—	$—	$2,781
Deferred compensation liability(3)	4,364	4,364	—	—
Total liabilities	$7,145	$4,364	$—	$2,781

(1)

The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds and time deposit accounts which mature on a daily basis.

(2)

The fair value of assets to fund deferred compensation liability approximates the cash surrender value of the life insurance premiums and is included in other non-current assets in the condensed consolidated balance sheets.

(3)

The deferred compensation liability is included in other non-current liabilities in the condensed consolidated balance sheets and its fair market value is based on the daily quoted market prices for the net asset values of the various funds in which the participants have selected.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Level I assets and liabilities include money-market funds not insured by the FDIC and deferred compensation liability. The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. These money-market funds are considered Level I and are included in cash and cash equivalents in the condensed consolidated balance sheets. The fair value of the deferred compensation liability is based upon the daily quoted market prices for net asset value on the various funds selected by participants. Time deposit account fair values are determined by trade confirmations which mature daily and therefore are considered highly liquid investments.

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

The table below presents a reconciliation of the assets to fund deferred compensation liability of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2017 to June 30, 2018:

Fair Value of
Assets to Fund
Deferred
Compensation
Liability
Balance at December 31, 2017	$5,185
Contributions and fair value adjustments	1,544
Balance at June 30, 2018	$6,729

The asset value was increased due to contributions to the Plan and immaterial gains on the underlying investment vehicles which resulted in an asset value as of June 30, 2018 of $6,729, which was included in other non-current assets on the condensed consolidated balance sheets.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The table below presents a reconciliation of contingent consideration liabilities of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2017 to June 30, 2018:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2017	$2,781
Payment of contingent consideration liability	(2,193)
Accretion on contingent consideration	119
Balance at June 30, 2018	$707

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the six months ended June 30, 2018.

On December 15, 2014, the Company issued $172,500 of Convertible Notes due 2019. As of June 30, 2018 and December 31, 2017, the carrying value of the Convertible Notes due 2019 equaled $162,299 and $158,990, respectively, and represents the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of June 30, 2018 and December 31, 2017, the fair value of the Convertible Notes due 2019 was $182,333 and $180,180, respectively. The Company considers the Convertible Notes due 2019 to be Level II liabilities and uses a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2019 in an over-the-counter market on June 30, 2018 (see “Note 12 – Debt”).

On May 25, 2018, the Company issued $345,000 of Convertible Notes due 2023. As of June 30, 2018, the carrying value of the Convertible Notes due 2023 equaled $289,562 and represents the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of June 30, 2018, the fair value of the Convertible Notes due 2023 was $356,923. The Company considers the Convertible Notes due 2023 to be Level II liabilities and uses a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2023 in an over-the-counter market on June 30, 2018 (see “Note 12 – Debt”).

As of June 30, 2018 and December 31, 2017, there was $0 and $81,168, respectively, outstanding on the revolving credit facility under the Second Amended and Restated Credit Agreement. As of December 31, 2017, the outstanding balance on our revolving credit facility approximated fair value as the revolving credit facility bore interest at variable rates and we believe our credit risk quality is consistent with when the debt originated. The Company considers the revolving credit facility as of December 31, 2017 to be Level I liability (See “Note 12 – Debt”).

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2018 based upon the short-term nature of the assets and liabilities.

15.Stock-Based Compensation

The Company has stock options and restricted stock units outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2010 Long-Term Incentive Plan (the “2010 Plan”).

As of June 30, 2018, the maximum number of common shares of the Company available for future issuance under the Company’s plans is 3,091,345.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation expense	$10,476	$7,945	$18,971	$15,403
Tax effect on stock-based compensation expense	(2,650)	(2,983)	(4,800)	(5,784)
Net effect on income	$7,826	$4,962	$14,171	$9,619

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.3% for the three and six months ended June 30, 2018. The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 37.5% for the three and six months ended June 30, 2017. However, due to the valuation allowance recorded on domestic deferreds, there was no tax effect related to stock-based compensation expense for the three and six months ended June 30, 2018.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Grant date fair value of options	$—	$—	$—	$14.51
Volatility	—%	—%	—%	43.8%
Risk-free interest rate	—%	—%	—%	2.1%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	—	—	—	6.3

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2017	2,254,565	$19.23	4.3	$69,939
Exercised	(162,857)	14.76
Forfeited	(1,668)	32.46
Outstanding as of March 31, 2018	2,090,040	19.57	4.1	78,859
Granted	—	—
Exercised	(12,166)	11.42
Forfeited	—	—
Outstanding as of June 30, 2018	2,077,874	19.62	3.9	73,421
Options exercisable	1,975,716	19.17	3.6	$70,703

Exercise prices of stock options outstanding as of June 30, 2018 range from $7.15 to $55.29. At June 30, 2018, there was $1,197 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.4 years.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Restricted Stock Units and Restricted Stock Awards

Periodically, the Company grants restricted stock unit awards to employees. The following is a summary of the activity for unvested restricted stock units and awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2017	1,766,639	$32.48
Granted	925,641	55.21
Vested	(503,668)	34.05
Forfeited	(27,265)	30.79
Outstanding as of March 31, 2018	2,161,347	41.59
Granted	—	—
Vested	(253,279)	31.13
Forfeited	(27,324)	39.78
Outstanding as of June 30, 2018	1,880,744	$43.36

At June 30, 2018, there was $73,482 of unrecognized stock-based compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.2 years.

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

16.    Income Taxes

The following table includes the Company’s loss before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Loss before income tax provision (benefit)	$(5,425)	$(1,626)	$(11,417)	$(10,463)
Income tax provision (benefit)	566	4,844	(13,428)	9,142
Effective tax rate	(10.4)%	(297.9)%	117.6%	(87.4)%

For the three months ended June 30, 2018, our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company has placed on all US deferreds with the exception of indefinite lived intangibles, additional accruals for uncertain tax positions, the impact of clarifying Base Erosion and Anti Abuse tax positions, as well as differences between the foreign tax rates and statutory US tax rate.

For the three months ended June 30, 2017, our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company had placed on all US deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the US.

For the six months ended June 30, 2018, our effective tax rate differed from the statutory rate primarily due to the release of the Company’s valuation allowance as a result of additional deferred tax liabilities recorded with the acquisition of FolioDynamix, additional accruals for uncertain tax positions as well as differences between the foreign tax rates and statutory US tax rate.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

For the six months ended June 30, 2017, our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company had placed on all US deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the US.

In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into United States law. Beginning in 2018, the Tax Act includes the global intangible low-taxed income (“GILTI”) provision and base erosion anti abuse tax (“BEAT”). We elected to account for GILTI tax in the period in which it is incurred. The GILTI provision requires us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We expect to fully offset any GILTI income with Net Operating Losses (“NOLs”). As a result of our domestic valuation allowance, we do not expect a financial statement impact due to the GILTI provision. Additionally the Tax Act requires us to calculate a minimum tax on our foreign earnings and profits; BEAT. As a result of further research and developing guidance we do not require a BEAT provision to be recorded.

In accordance with Staff Accounting Bulletin 118, we recognized provisional tax impacts related to the deemed repatriated foreign earnings in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. During the six months ended June 30, 2018 we did not record any adjustments to our provisional amounts included in our consolidated financial statements for the year ended December 31, 2017. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in October of 2018.

The total gross liability for unrecognized tax benefits, exclusive of interest and penalties, was $18,895 and $18,312 at June 30, 2018 and December 31, 2017, respectively. Of this amount, a portion of the unrecognized tax benefits was recorded as a reduction of deferred tax assets instead of a non-current liability. The portion of the unrecognized tax benefits, exclusive of interest and penalties, recorded as a non-current liability is $4,871 and $4,626 at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, the amount of unrecognized tax benefits, including interest and penalties, that would benefit the Company’s effective tax rate, if recognized, was $10,827. At this time, the Company estimates that the liability for unrecognized tax benefits will not decrease in the next twelve months as it is not anticipated that reviews by tax authorities will be completed and there will be any expiration of certain statutes of limitations in this time period.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. Income tax expense includes $548 and $890 of potential interest and penalties related to unrecognized tax benefits for the six months ended June 30, 2018 and 2017, respectively. The Company had accrued interest and penalties of $6,566 and $6,018 as of June 30, 2018 and December 31, 2017, respectively.

17.Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock awards, restricted stock units and Convertible Notes due 2019 and 2023 (collectively “Convertible Notes”) using the treasury stock method, if dilutive. No items were included in the computation of diluted loss per share in the three months ended June 30, 2018 and 2017 as well as the six months ended June 30, 2017 because the Company incurred a net loss attributable to Envestnet, Inc. in those periods and therefore these items were considered anti-dilutive.

The Company accounts for the effect of the Convertible Notes on diluted earnings per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes have no effect on diluted earnings per share until the Company’s stock price exceeds the conversion price of $62.88 and $68.31 per share, respectively, or if the trading price of the Convertible Notes meets certain criteria (See “Note 12 – Debt” in Part II, Item 8 of our 2017 Form 10-K and “Note 12 – Debt” in this Form 10-Q). In the period of conversion, the Convertible Notes will have no impact on diluted earnings if the Convertible Notes are settled in cash and will have an impact on dilutive earnings per share if the Convertible Notes are settled in shares upon conversion.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(5,526)	$(6,470)	$2,578	$(19,605)

Basic number of weighted-average shares outstanding	45,247,331	43,855,479	44,963,735	43,513,074
Basic net income (loss) per share	$(0.12)	$(0.15)	$0.06	$(0.45)

Diluted income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(5,526)	$(6,470)	$2,578	$(19,605)

Basic number of weighted-average shares outstanding	45,247,331	43,855,479	44,963,735	43,513,074
Effect of dilutive shares:
Options to purchase common stock	—	—	1,360,300	—
Unvested restricted stock units	—	—	832,170	—
Diluted number of weighted-average shares outstanding	45,247,331	43,855,479	47,156,205	43,513,074
Diluted net income (loss) per share	$(0.12)	$(0.15)	$0.05	$(0.45)

Securities that were anti-dilutive for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options to purchase common stock	2,077,874	2,804,420	9,045	2,804,420
Unvested restricted stock awards and units	1,880,744	2,023,898	—	2,023,898
Convertible Notes	7,793,826	2,743,321	7,793,826	2,743,321
Total	11,752,444	7,571,639	7,802,871	7,571,639

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

Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2018. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of June 30, 2018, the Company estimated a sales and use tax liability of $9,234. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. The Company also estimated a sales and use tax receivable of $3,413 related to estimated recoverability of amounts due from customers. This amount is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As a result, a net sales and use tax liability of $5,830 related to multiple jurisdictions with respect to revenues in the three and six months ended June 30, 2018 and prior periods was probable. Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

Leases

The Company rents office space under leases that expire at various dates through 2030. As of June 30, 2018, the Company’s future minimum lease commitments under these operating leases totaled $105,124.

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment expenses include salary and benefits for certain corporate employees and officers, certain types of professional fees, insurance, acquisition related transaction costs, restructuring charges, and other non-operationally related expenses. Inter-segment revenues were not material for the three and six months ended June 30, 2018 and 2017.

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following table presents revenue by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Envestnet	$156,928	$129,372	$312,916	$250,690
Envestnet | Yodlee	44,188	38,045	86,211	74,513
Consolidated revenue	$201,116	$167,417	$399,127	$325,203

Fidelity revenue as a percentage of Envestnet segment revenue:	21%	20%	21%	20%

No single customer amounts for Envestnet | Yodlee exceeded 10% of the segment total for any period presented.

The following table presents a reconciliation from income from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Envestnet	$16,359	$15,811	$32,220	$29,322
Envestnet | Yodlee	(3,296)	(5,635)	(7,705)	(13,343)
Total segment income from operations	13,063	10,176	24,515	15,979
Nonsegment operating expenses	(13,058)	(7,433)	(25,248)	(16,590)
Other expense, net	(5,430)	(4,369)	(10,684)	(9,852)
Consolidated loss before income tax provision (benefit)	(5,425)	(1,626)	(11,417)	(10,463)
Income tax provision (benefit)	566	4,844	(13,428)	9,142
Consolidated net income (loss)	(5,991)	(6,470)	2,011	(19,605)
Add: Net loss attributable to non-controlling interest	465	—	567	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$(5,526)	$(6,470)	$2,578	$(19,605)

Segment assets consist of cash, accounts receivable, prepaid expenses and other current assets, property, plant and equipment, net, internally developed software, net, goodwill, and other intangibles, net, and other non-current assets. Segment capital expenditures consist of property and equipment and internally developed software expenditures.

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	June 30,	December 31,
	2018	2017
Segment assets:
Envestnet	$650,363	$353,048
Envestnet | Yodlee	504,813	509,004
Consolidated total assets	$1,155,176	$862,052

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Segment depreciation and amortization:
Envestnet	$11,026	$6,361	$22,499	$12,782
Envestnet | Yodlee	8,159	9,104	16,232	18,518
Consolidated depreciation and amortization	$19,185	$15,465	$38,731	$31,300

Envestnet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Segment capital expenditures:
Envestnet	$8,344	$7,580	$16,536	$12,931
Envestnet | Yodlee	2,260	1,154	3,655	1,901
Consolidated capital expenditures	$10,604	$8,734	$20,191	$14,832

20.    Geographical Information

The following table sets forth property and equipment, net by geographic area:

	June 30,	December 31,
	2018	2017
United States	$35,812	$30,647
India	4,109	4,907
Other	476	355
Total	$40,397	$35,909

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

•	compliance failures,
•	adverse judicial or regulatory proceedings against us,
•	liabilities associated with potential, perceived or actual breaches of fiduciary duties and/or conflicts of interest,
•	changes in laws and regulations, including tax laws and regulations,
•	general economic conditions, political and regulatory conditions,
•	the impact of fluctuations in market condition and interest rates on the demand for our products and services and the value of assets under management or administration,
•	the impact of market conditions on our ability to issue debt and equity,
•	the impact of fluctuations in interest rates on our cost of borrowing,
•	our financial performance,
•	the amount of our debt and our ability to service our debt,

•	the results of our investments in research and development, our data center and other infrastructure,
•	our ability to maintain the security and integrity of our systems and facilities and to maintain the privacy of personal information,
•	failure of our systems to work properly,
•	our ability to realize operating efficiencies,
•	the advantages of our solutions as compared to those of others,
•	the failure to protect our intellectual property rights,
•	our ability to establish and maintain intellectual property rights,
•	our ability to retain and hire necessary employees and appropriately staff our operations, and
•	management’s response to these factors.

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

More than 3,500 companies, including 15 of the 20 largest U.S. banks, 43 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIA”), and hundreds of Internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences, and help drive better outcomes for enterprises, advisors, and their clients.

Founded in 1999, Envestnet has been a leader in helping transform wealth management, working towards its goal of building a holistic financial wellness network that supports advisors and their clients.

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

In connection with the Acquisition, Envestnet paid estimated consideration of $193,484 for FolioDynamix, subject to certain closing and post-closing adjustments.  Envestnet funded the Acquisition price with a combination of cash on the Company’s balance sheet, purchase consideration liabilities and borrowings under its revolving credit facility.

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

Private Offering of Convertible Notes due 2023

       In May 2018, we issued $345,000 of Convertible Notes maturing June 1, 2023. Net proceeds from the offering were $335,513. The Convertible Notes due 2023 bear interest at a rate of 1.75 percent per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018.

       The Convertible Notes due 2023 are general unsecured obligations, subordinated in right of payment to our obligations under our Credit Agreement. The Convertible Notes due 2023 are convertible into shares of the Company's common stock under certain circumstances prior to maturity at a conversion rate of 14.6381 shares per $1 principal amount of the Convertible Notes due 2023, which represents a conversion price of $68.31 per share, subject to adjustment under certain conditions. For more information on the Convertible Notes due 2023, see “Note 12 – Debt” in the notes to these unaudited condensed consolidated financial statements.

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

Envestnet Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By June 30, 2018, Envestnet’s platform assets grew to approximately $2.7 trillion in 10.2 million accounts overseen by approximately 90 thousand advisors.

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

We offer these solutions principally through the following product and services suites:

•

Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to over 18,400 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics, and digital advice capabilities to customers.

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

•

Envestnet | PMC® or Portfolio Management Consultants (“PMC”) provides research, due diligence and consulting services to assist advisors in creating investment solutions for their clients. These solutions include nearly 4,900 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as over 1,700 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers an overlay service, which includes patented portfolio overlay and tax optimization services.

Key Metrics

Key metrics as of June 30, 2018 include impact of the acquisition of FolioDynamix on January 2, 2018, detailed within the following table.

FolioDynamix	Assets	Accounts	Advisors
AUM	$8,736	57,163
AUA	33,182	79,131
AUM/A	41,918	136,294	3,838
Subscription	796,545	2,796,878	15,308
Total Platform	$838,463	2,933,172	19,146

Additionally, beginning March 31, 2018 and for periods thereafter, subscription metrics include assets, accounts and advisors associated with Envestnet | Tamarac performance reporting, where applicable. Previously, Envestnet | Tamarac’s metrics were limited to those associated with its rebalancer solution. Prior period metrics have been conformed to the new definition in the table shown on the next page.

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated.

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2017	2017	2017	2018	2018
	(in millions except accounts and advisors data)
Platform Assets
Assets Under Management (AUM)	$122,543	$131,809	$141,518	$143,945	$148,537
Assets Under Administration (AUA)	271,450	293,963	308,480	353,379	360,850
Total AUM/A	393,993	425,772	449,998	497,324	509,387
Subscription	1,099,775	1,161,893	1,253,528	2,076,382	2,167,084
Total Platform Assets	$1,493,768	$1,587,665	$1,703,526	$2,573,706	$2,676,471
Platform Accounts
AUM	614,973	652,060	685,925	724,774	759,926
AUA	1,083,417	1,145,050	1,217,697	1,389,489	1,417,795
Total AUM/A	1,698,390	1,797,110	1,903,622	2,114,263	2,177,721
Subscription	4,846,596	4,944,640	5,054,015	7,985,777	8,042,900
Total Platform Accounts	6,544,986	6,741,750	6,957,637	10,100,040	10,220,621
Advisors
AUM/A	38,498	40,379	40,485	44,790	44,900
Subscription	24,499	24,501	25,566	43,037	43,700
Total Advisors	62,997	64,880	66,051	87,827	88,600

The following tables provide information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended June 30, 2018
	As of	Gross		Net	Market	Reclass to	As of
	3/31/2018	Sales	Redemptions	Flows	Impact	Subscription	6/30/2018
	(in millions except account data)
AUM	$143,945	$13,859	$(8,138)	$5,721	$987	$(2,116)	$148,537
AUA	353,379	27,015	(23,186)	3,829	5,022	(1,380)	360,850
Total AUM/A	$497,324	$40,874	$(31,324)	$9,550	$6,009	$(3,496)	$509,387
Fee-Based Accounts	2,114,263			65,515		(2,057)	2,177,721

The above AUM/A gross sales figures include $5.1 billion in new client conversions. The Company onboarded an additional $31.0 billion in subscription conversions during the three months ended June 30, 2018, bringing total conversions for the quarter to $36.1 billion.

	Asset Rollforward - Six Months Ended June 30, 2018
	As of		Gross		Net	Market	Reclass to	As of
	12/31/2017	FolioDynamix	Sales	Redemptions	Flows	Impact	Subscription	6/30/2018
	(in millions except account data)
AUM	$141,518	$8,736	$29,634	$(28,114)	$1,520	$(1,121)	$(2,116)	$148,537
AUA	308,480	33,182	70,888	(51,409)	19,479	1,089	(1,380)	360,850
Total AUM/A	$449,998	$41,918	$100,522	$(79,523)	$20,999	$(32)	$(3,496)	$509,387
Fee-Based Accounts	1,903,622	136,294			139,862		(2,057)	2,177,721

The AUM/A gross sales figures on the previous page include $28.5 billion in new client conversions. The Company onboarded an additional $41.6 billion in subscription conversions during the six months ended June 30, 2018, bringing total conversions for the quarter to $70.1 billion.

Envestnet | Yodlee Segment

Envestnet | Yodlee is a leading data aggregation and data analytics platform. As a “big data” specialist, Envestnet | Yodlee gathers, refines and aggregates a massive set of end-user permissioned transaction level data, which it then provides to customers as de-identified data analytics solutions and market research services.

More than 1,100 financial institutions, financial technology innovators and financial advisory firms, including 13 of the 20 largest U.S. banks, subscribe to the Envestnet | Yodlee platform to underpin personalized financial apps and services for over 22 million paid subscribers.

Yodlee serves two main customer groups:  financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.

•

The Financial Institutions group provides customers with secure access to open application programming interfaces (“APIs”), end-user facing applications powered by our platform and APIs (“FinApps”), and also reports. Customers receive end user-permissioned transaction data elements that we aggregate and cleanse. Envestnet | Yodlee also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business solutions. They are targeted at the retail financial, wealth management, small business, card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Yodlee’s Expense FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 18,000 sources, including banking, investment, loan, and credit card information.

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

Operational Highlights

Asset-based recurring revenues increased 19% from $98,959 in the three months ended June 30, 2017 to $118,111 in the three months ended June 30, 2018. Subscription-based recurring revenue increased 20% from $59,802 in the three months ended June 30, 2017 to $71,779 in the three months ended June 30, 2018. Total revenues, which include professional services and other revenues, increased 20% from $167,417 in the three months ended June 30, 2017 to $201,116 in the three months ended June 30, 2018. The increase in total revenues was primarily a result of an increase of $17,346 related to the acquisition of FolioDynamix. The Envestnet segment total revenue excluding Folio increased $10,210 primarily due to the positive effects of new account growth and positive net flows of AUM/A as well as an increase in subscription-based revenues of $3,140. The Envestnet | Yodlee segment total revenue increased by $6,143 primarily due to an increase in subscription-based revenue of $4,425.

Asset-based recurring revenues increased 24% from $193,121 in the six months ended June 30, 2017 to $239,264 in the six months ended June 30, 2018. Subscription-based recurring revenue increased 20% from $117,712 in the six months ended June 30, 2017 to $141,474 in the six months ended June 30, 2018. Total revenues, which include professional services and other revenues, increased 23% from $325,203 in the six months ended June 30, 2017 to $399,127 in the six months ended June 30, 2018. The increase in total revenues was primarily a result of an increase of $34,800 related to the acquisition of FolioDynamix. The Envestnet segment total revenue excluding Folio increased $27,426 primarily due to the positive effects of new account growth and positive net flows of AUM/A as well as an increase in subscription-based revenues of $5,930. The Envestnet | Yodlee segment total revenue increased by $11,698 primarily due to an increase in subscription-based revenue of $8,862.

The net loss attributable to Envestnet, Inc. for the three months ended June 30, 2018 was $5,526, or $0.12 per diluted share, compared to a net loss attributable to Envestnet, Inc. of $6,470 or $0.15 per diluted share for the three months ended June 30, 2017. The net income attributable to Envestnet, Inc. for the six months ended June 30, 2018 was $2,578, or $0.05 per diluted share, compared to a net loss attributable to Envestnet, Inc. of $19,605 or $0.45 per diluted share for the six months ended June 30, 2017.

Adjusted revenues for the three months ended June 30, 2018 was $201,178, an increase of 20% from $167,469 in the prior year period. Adjusted EBITDA for the three months ended June 30, 2018 was $34,759, an increase of 18% from $29,525 in the prior year period. Adjusted net income for the three months ended June 30, 2018 was $19,277, or $0.41 per diluted share, compared to adjusted net income of $13,148, or $0.29 per diluted share in the prior year period.

Adjusted revenues for the six months ended June 30, 2018 was $399,193, an increase of 23% from $325,308 in the prior year period. Adjusted EBITDA for the six months ended June 30, 2018 was $67,512, an increase of 22% from $55,363 in the prior year period. Adjusted net income for the six months ended June 30, 2018 was $36,931, or $0.78 per diluted share, compared to adjusted net income of $24,665, or $0.54 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in thousands)			(in thousands)
Revenues:
Asset-based	$118,111	$98,959	19%	$239,264	$193,121	24%
Subscription-based	71,779	59,802	20%	141,474	117,712	20%
Total recurring revenues	189,890	158,761	20%	380,738	310,833	22%
Professional services and other revenues	11,226	8,656	30%	18,389	14,370	28%
Total revenues	201,116	167,417	20%	399,127	325,203	23%
Operating expenses:
Cost of revenues	67,627	55,735	21%	130,561	104,961	24%
Compensation and benefits	80,210	64,996	23%	163,750	130,528	25%
General and administration	34,089	28,478	20%	66,818	59,025	13%
Depreciation and amortization	19,185	15,465	24%	38,731	31,300	24%
Total operating expenses	201,111	164,674	22%	399,860	325,814	23%
Income (loss) from operations	5	2,743	*	(733)	(611)	20%
Other expense, net	(5,430)	(4,369)	24%	(10,684)	(9,852)	8%
Loss before income tax provision (benefit)	(5,425)	(1,626)	*	(11,417)	(10,463)	9%
Income tax provision (benefit)	566	4,844	(88)%	(13,428)	9,142	*
Net income (loss)	(5,991)	(6,470)	(7)%	2,011	(19,605)	(110)%
Add: Net loss attributable to non-controlling interest	465	—	*	567	—	*
Net income (loss) attributable to Envestnet, Inc.	$(5,526)	$(6,470)	(15)%	$2,578	$(19,605)	(113)%

*Not meaningful.

Three months ended June 30, 2018 compared to three months June 30, 2017

Revenues

Total revenues increased 20% from $167,417 in the three months ended June 30, 2017 to $201,116 in the three months ended June 30, 2018. The increase was primarily due to an increase in revenues from asset-based recurring and subscription-based recurring revenues of $19,152 and $11,977, respectively. Asset-based revenue was 59% of total revenue in the three months ended June 30, 2017 and 2018.

Asset-based recurring revenues

Asset-based recurring revenues increased 19% from $98,959 the three months ended June 30, 2017 to $118,111 in three months ended June 30, 2018. The increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $12,639 of the increase as well as an increase in asset values applicable to our quarterly billing cycle in 2018, relative to the corresponding period in 2017. In the second quarter of 2018, revenues were also positively affected by new account growth and positive net flows of AUM/A.

The number of financial advisors with asset-based revenue on our technology platforms increased from 38,498 as of June 30, 2017 to 44,900 as of June 30, 2018 and the number of AUM/A client accounts increased from approximately 1,700,000 as of June 30, 2017 to approximately 2,200,000 as of June 30, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 20% from $59,802 in the three months ended June 30, 2017 to $71,779 in the three months ended June 30, 2018. This increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $4,412 of the total $7,552 Envestnet segment increase and Envestnet | Yodlee contributing an additional $4,425. The increase in Envestnet segment revenue is a result of continuing to add clients and selling additional services to existing clients. The increase in Envestnet | Yodlee revenue is primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 30% from $8,656 in the three months ended June 30, 2017 to $11,226 in the three months ended June 30, 2018, primarily due to timing of new data analytics customer deployments and upgrades of existing data analytics customers, an overall increase in existing customer revenue attributable to the Envestnet segment.

Cost of revenues

Cost of revenues increased 21% from $55,735 in the three months ended June 30, 2017 to $67,627 in the three months ended June 30, 2018, primarily due to a corresponding increase in asset-based recurring revenues, the mix of such revenues, which is partially attributable to FolioDynamix, an increase in cost of revenues associated with subscription-based recurring revenues, as well as an increase in Advisor Summit related costs. As a percentage of total revenues, cost of revenues increased from 33% in the three months ended June 30, 2017 to 34% in the three months ended June 30, 2018.

Compensation and benefits

Compensation and benefits increased 23% from $64,996 in the three months ended June 30, 2017 to $80,210 in the three months ended June 30, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $8,407, primarily a result of the 2018 FolioDynamix acquisition as well as an increase in headcount to support organic growth. Also contributing to the growth in compensation and benefits were increases in incentive compensation of $3,395, non-cash compensation of $2,531, contract labor costs of $1,134 and severance expense of $711, and various other immaterial cost increases. As a percentage of total revenues, compensation and benefits increased from 39% in the three months ended June 30, 2017 and to 40% in the three months ended June 30, 2018.

General and administration

General and administration expenses increased 20% from $28,478 in the three months ended June 30, 2017 to $34,089 in the three months ended June 30, 2018, primarily due to increases in systems costs of $1,920, restructuring and transaction costs of $1,096, external data and research services of $839, marketing costs of $562, and occupancy costs of $549, partially offset by decreases in foreign currency charges of $461 and non-income tax expense of $387. As a percentage of total revenues, general and administration expenses remained consistent at 17% in the three months ended June 30, 2017 and 2018.

Depreciation and amortization

Depreciation and amortization increased 24% from $15,465 in the three months ended June 30, 2017 to $19,185 in the three months ended June 30, 2018, primarily due to increases in intangible asset amortization of $3,048, mainly attributable to the 2018 acquisition of FolioDynamix, and amortization of internally developed software of $605 driven by continued investment in our platforms. As a percentage of total revenues, depreciation and amortization expense increased from 9% in the three months ended June 30, 2017 to 10% in the three months ended June 30, 2018.

Income tax provision

	Three Months Ended
	June 30,
	2018	2017
Loss before income tax provision	$(5,425)	$(1,626)
Income tax provision	566	4,844
Effective tax rate	(10.4)%	(297.9)%

For the three months ended June 30, 2018, our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company has placed on all US deferreds with the exception of indefinite lived intangibles, the impact of clarifying Base Erosion and Anti Abuse tax positions, additional accruals for uncertain tax positions as well as differences between the foreign tax rates and statutory US tax rate.

For the three months ended June 30, 2017, our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company had placed on all US deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the US.

Six months ended June 30, 2018 compared to six months June 30, 2017

Revenues

Total revenues increased 23% from $325,203 in the six months ended June 30, 2017 to $399,127 in the six months ended June 30, 2018. The increase was primarily due to an increase in revenues from asset-based recurring and subscription-based recurring revenues of $46,143 and $23,762, respectively. Asset-based revenue was 59% and 60% of total revenue in the six months ended June 30, 2017 and 2018, respectively.

Asset-based recurring revenues

Asset-based recurring revenues increased 24% from $193,121 the six months ended June 30, 2017 to $239,264 in the six months ended June 30, 2018. The increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $25,433 of the increase as well as an increase in asset values applicable to our quarterly billing cycle in 2018, relative to the corresponding period in 2017. In the first two quarters of 2018, revenues were also positively affected by new account growth and positive net flows of AUM/A.

The number of financial advisors with asset-based revenue on our technology platforms increased from 38,498 as of June 30, 2017 to 44,900 as of June 30, 2018 and the number of AUM/A client accounts increased from approximately 1,700,000 as of June 30, 2017 to approximately 2,200,000 as of June 30, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 20% from $117,712 in the six months ended June 30, 2017 to $141,474 in the six months ended June 30, 2018. This increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $8,970 of the total $14,900 Envestnet segment increase and Envestnet | Yodlee contributing an additional $8,862. The increase in the Envestnet segment revenue is a result of continuing to add clients and selling additional services to existing clients. The increase in Envestnet | Yodlee revenue is primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 28% from $14,370 in the six months ended June 30, 2017 to $18,389 in the six months ended June 30, 2018, primarily due to Envestnet | Yodlee and the timing of new data analytics customer deployments and upgrades of existing data analytics customers as well as an overall increase in existing customer revenue attributable to Envestnet segment.

Cost of revenues

Cost of revenues increased 24% from $104,961 in the six months ended June 30, 2017 to $130,561 in the six months ended June 30, 2018, primarily due to a corresponding increase in asset-based recurring revenues, the mix of such revenues, which is partially attributable to FolioDynamix, an increase in cost of revenues associated with subscription-based recurring revenues, as well as an increase in Advisor Summit related costs. As a percentage of total revenues, cost of revenues increased from 32% in the six months ended June 30, 2017 to 33% in the six months ended June 30, 2018. This increase is primarily attributable to a lower margin on revenues for FolioDynamix.

Compensation and benefits

Compensation and benefits increased 25% from $130,528 in the six months ended June 30, 2017 to $163,750 in the six months ended June 30, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $17,713, primarily a result of the 2018 FolioDynamix acquisition as well as an increase in headcount to support organic growth. Also contributing to the growth in compensation and benefits were increases in incentive compensation of $7,050, severance expense of $3,198, non-cash compensation of $3,568, contract labor costs of $2,090 and various other immaterial cost increases. As a percentage of total revenues, compensation and benefits increased from 40% in the six months ended June 30, 2017 to 41% in the six months ended June 30, 2018.

General and administration

General and administration expenses increased 13% from $59,025 in the six months ended June 30, 2017 to $66,818 in the six months ended June 30, 2018, primarily due to increases in systems costs of $3,228, external data and research services of $2,681, occupancy costs of $1,862, professional and legal fees of $1,020, and travel and entertainment expense of $714, partially offset by decreases in non-income tax expense of $1,264 and litigation related expense of $1,033. As a percentage of total revenues, general and administration expenses decreased from 18% in the six months ended June 30, 2017 to 17% in the six months ended June 30, 2018.

Depreciation and amortization

Depreciation and amortization expense increased 24% from $31,300 in the six months ended June 30, 2017 to  $38,731 in the six months ended June 30, 2018, primarily due to increases in intangible asset amortization of $6,398, mainly attributable to the 2018 acquisition of FolioDynamix, and amortization of internally developed software of $1,139 driven by continued investment in our platforms. As a percentage of total revenues, depreciation and amortization expense remained consistent at 10% in the six months ended June 30, 2017 and 2018.

Income tax provision (benefit)

	Six Months Ended
	June 30,
	2018	2017
Loss before income tax provision (benefit)	$(11,417)	$(10,463)
Income tax provision (benefit)	(13,428)	9,142
Effective tax rate	117.6%	(87.4)%

For the six months ended June 30, 2018, our effective tax rate differed from the statutory rate primarily due to the release of the Company’s valuation allowance as a result of additional deferred tax liabilities recorded with the acquisition of FolioDynamix, additional accruals for uncertain tax positions as well as differences between the foreign tax rates and statutory US tax rate.

For the six months ended June 30, 2017, our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company had placed on all US deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the US.

Segments

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 19 – Segment Information” to the condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | Yodlee – a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The following table reconciles income (loss) from operations by segment to consolidate net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Envestnet	$16,359	$15,811	$32,220	$29,322
Envestnet | Yodlee	(3,296)	(5,635)	(7,705)	(13,343)
Total segment income from operations	13,063	10,176	24,515	15,979
Nonsegment operating expenses	(13,058)	(7,433)	(25,248)	(16,590)
Other expense, net	(5,430)	(4,369)	(10,684)	(9,852)
Consolidated loss before income tax provision (benefit)	(5,425)	(1,626)	(11,417)	(10,463)
Income tax provision (benefit)	566	4,844	(13,428)	9,142
Consolidated net income (loss)	(5,991)	(6,470)	2,011	(19,605)
Add: Net loss attributable to non-controlling interest	465	—	567	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$(5,526)	$(6,470)	$2,578	$(19,605)

Envestnet

The following table presents income from operations for the Envestnet segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Revenues:
Asset-based	$118,111	$98,959	19%	$239,264	$193,121	24%
Subscription-based	33,023	25,471	30%	65,608	50,708	29%
Total recurring revenues	151,134	124,430	21%	304,872	243,829	25%
Professional services and other revenues	5,794	4,942	17%	8,044	6,861	17%
Total revenues	156,928	129,372	21%	312,916	250,690	25%
Operating expenses:
Cost of revenues	62,914	52,402	20%	121,937	98,473	24%
Compensation and benefits	48,026	38,742	24%	99,937	78,220	28%
General and administration	18,603	16,056	16%	36,323	31,893	14%
Depreciation and amortization	11,026	6,361	73%	22,499	12,782	76%
Total operating expenses	140,569	113,561	24%	280,696	221,368	27%
Income from operations	$16,359	$15,811	3%	$32,220	$29,322	10%

Three months ended June 30, 2018 compared to three months June 30, 2017 for the Envestnet segment

Revenues

Total revenues increased 21% from $129,372 in the three months ended June 30, 2017 to $156,928 in the three months ended June 30, 2018. The increase was primarily due to an increase in asset-based revenues of $19,152 and an increase in subscription-based revenues of $7,552. Revenues from asset-based revenues decreased from 76% of total revenues in the three months ended June 30, 2017 to 75% of total revenues in the three months ended June 30, 2018.

Asset-based recurring revenues

Asset-based recurring revenues increased 19% from $98,959 in the three months ended June 30, 2017 to $118,111 in the three months ended June 30, 2018. The increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $12,639 of the increase as well as an increase in asset values applicable to our quarterly billing cycle in 2018, relative to the corresponding period in 2017. In the second quarter of 2018, revenues were also positively affected by new account growth and positive net flows of AUM/A.

The number of financial advisors with asset-based revenue on our technology platforms increased from 38,498 as of June 30, 2017 to 44,900 as of June 30, 2018 and the number of AUM/A client accounts increased from approximately 1,700,000 as of June 30, 2017 to approximately 2,200,000 as of June 30, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 30% from $25,471 in the three months ended June 30, 2017 to  $33,023 in the three months ended June 30, 2018, primarily due to the 2018 acquisition of FolioDynamix which comprised $4,412 of the increase as well as continuing to add clients and selling additional services to existing clients.

Professional services and other revenues

Professional services and other revenues increased 17% from $4,942 in the three months ended June 30, 2017 to $5,794 in the three months ended June 30, 2018, primarily due to an overall increase in existing customer revenue attributable to Envestnet | Enterprise.

Cost of revenues

Cost of revenues increased 20% from $52,402 in the three months ended June 30, 2017 to $62,914 in the three months ended June 30, 2018, primarily due to the corresponding increase in asset-based recurring revenues, and the mix of such revenues, which is partially attributable to FolioDynamix as well as an increase in Advisor Summit related costs. As a percentage of total revenues, cost of revenues decreased from 41% in the three months ended June 30, 2017 to 40% in the three months ended June 30, 2018.

Compensation and benefits

Compensation and benefits increased 24% from $38,742 in the three months ended June 30, 2017 to $48,026 in the three months ended June 30, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $5,659, primarily a result of the 2018 acquisition of FolioDynamix and an increase in headcount to support organic growth. An increase in incentive compensation of $1,343, contract labor costs of $954, non-cash compensation of $862 and severance of $742 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits increased from 30% in the three months ended June 30, 2017 to 31% in the three months ended June 30, 2018.

General and administration

General and administration expenses increased 16% from $16,056 in the three months ended June 30, 2017 to $18,603 in the three months ended June 30, 2018, primarily due to increases in systems development costs of $1,141 and external data and research services expenses of $1,095, marketing costs of $496 and occupancy costs of $441, partially offset by decreases in restructuring charges and transaction costs of $412 and non-income tax expense of $387. As a percentage of total revenues, general and administration expenses remained consistent at 12% in the three months ended June 30, 2017 and 2018.

Depreciation and amortization

Depreciation and amortization expense increased 73% from $6,361 in the three months ended June 30, 2017 to $11,026 in the three months ended June 30, 2018. The increase was primarily due to the addition of intangible assets related to the 2018 FolioDynamix acquisition. As a percentage of total revenues, depreciation and amortization expense increased from 5% in the three months ended June 30, 2017 to 7% in the three months ended June 30, 2018. The increase in depreciation and amortization expense as a percentage of total revenues is primarily due to the intangible asset amortization related to the acquisition of FolioDynamix.

Six months ended June 30, 2018 compared to six months June 30, 2017 for the Envestnet segment

Revenues

Total revenues increased 25% from $250,690 in the six months ended June 30, 2017 to $312,916 in the six months ended June 30, 2018. The increase was primarily due to an increase in asset-based revenues of $46,143 and an increase in subscription-based revenues of $14,900. Revenues from asset-based revenues decreased from 77% of total revenues in the six months ended June 30, 2017 to 76% in the six months ended June 30, 2018.

Asset-based recurring revenues

Asset-based recurring revenues increased 24% from $193,121 in the six months ended June 30, 2017 to $239,264 in the six months ended June 30, 2018. The increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $25,433 of the increase as well as an increase in asset values applicable to our quarterly billing cycle in 2018, relative to the corresponding period in 2017. In the first two quarters of 2018, revenues were also positively affected by new account growth and positive net flows of AUM/A.

The number of financial advisors with asset-based revenue on our technology platforms increased from 38,498 as of June 30, 2017 to 44,900 as of June 30, 2018 and the number of AUM/A client accounts increased from approximately 1,700,000 as of June 30, 2017 to approximately 2,200,000 as of June 30, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 29% from $50,708 in the six months ended June 30, 2017 to  $65,608 in the six months ended June 30, 2018, primarily due to the 2018 acquisition of FolioDynamix which comprised $8,970 of the Envestnet segment increase as well as continuing to add clients and selling additional services to existing clients.

Professional services and other revenues

Professional services and other revenues increased 17% from $6,861 in the six months ended June 30, 2017 to $8,044 in the six months ended June 30, primarily due to an overall increase in existing customers.

Cost of revenues

Cost of revenues increased 24% from $98,473 in the six months ended June 30, 2017 to $121,937 in the six months ended June 30, 2018, primarily due to the corresponding increase in asset-based recurring revenues, and the mix of such revenues, which is partially attributable to FolioDynamix, as well as an increase in Advisor Summit related costs. As a percentage of total revenues, cost of revenues remained consistent at 39% in the six months ended June 30, 2017 and 2018.

Compensation and benefits

Compensation and benefits increased 28% from $78,220 in the six months ended June 30, 2017 to $99,937 in the six months ended June 30, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $12,452, primarily a result of the 2018 acquisition of FolioDynamix and an increase in headcount to support organic growth. An increase in severance of $3,055, incentive compensation of $2,958, contract labor costs of $1,766, and non-cash compensation of $1,242 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits increased from 31% in the six months ended June 30, 2017 to 32% in the six months ended June 30, 2018.

General and administration

General and administration expenses increased 14% from $31,893 in the six months ended June 30, 2017 to $36,323 in the six months ended June 30, 2018, primarily due to increases in external data and research services expenses of $2,688, systems development costs of $1,919, and occupancy costs of $1,505, partially offset by decreases in non-income tax expense of $1,264. As a percentage of total revenues, general and administration expenses decreased from 13% in the six months ended June 30, 2017 to 12% in the six months ended June 30, 2018.

Depreciation and amortization

Depreciation and amortization expense increased 76% from $12,782 in the six months ended June 30, 2017 to $22,499 in the six months ended June 30, 2018. The increase was primarily due to the addition of intangible assets related to the 2018 FolioDynamix acquisition. As a percentage of total revenues, depreciation and amortization expense increased from 5% in the six months ended June 30, 2017 to 7% in the six months ended June 30, 2018. The increase in depreciation and amortization expense as a percentage of total revenues is primarily due to the intangible asset amortization related to the acquisition of FolioDynamix.

Envestnet | Yodlee

The following table presents loss from operations for the Envestnet | Yodlee segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Revenues:
Subscription-based	$38,756	$34,331	13%	$75,866	$67,004	13%
Professional services and other revenues	5,432	3,714	46%	10,345	7,509	38%
Total revenues	44,188	38,045	16%	86,211	74,513	16%
Operating expenses:
Cost of revenues	4,713	3,333	41%	8,624	6,488	33%
Compensation and benefits	25,848	23,342	11%	52,006	46,592	12%
General and administration	8,764	7,901	11%	17,054	16,258	5%
Depreciation and amortization	8,159	9,104	(10)%	16,232	18,518	(12)%
Total operating expenses	47,484	43,680	9%	93,916	87,856	7%
Loss from operations	$(3,296)	$(5,635)	(42)%	$(7,705)	$(13,343)	(42)%

Three months ended June 30, 2018 compared to three months ended June 30, 2017 for the Envestnet | Yodlee segment

Revenues

Total revenues increased 16% from $38,045 in the three months ended June 30, 2017 to $44,188 in the three months ended June 30, 2018. The increase was primarily due to an increase in revenues from subscription-based recurring revenues of $4,425. Revenues from professional services and other increased by $1,718.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 13% from $34,331 in the three months ended June 30, 2017 to $38,756 in the three months ended June 30, 2018, primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 46% from $3,714 in the three months ended June 30, 2017 to $5,432 in the three months ended June 30, 2018, primarily due to timing of new data analytics customer deployments and upgrades of existing data analytics customers.

Cost of revenues

Cost of revenues increased 41% from $3,333 in the three months ended June 30, 2017 to $4,713 in the three months ended June 30, 2018, primarily driven by higher professional services and support revenues. Third party consulting and related services increased $612 due to new data analytics customer deployments. We also experienced an increase of $768 in hosting and payment processing services to support our overall revenue growth. As a percentage of total revenues, cost of revenues increased from 9% in the three months ended June 30, 2017 to 11% in the three months ended June 30, 2018. The increase in cost of revenues as a percentage of total revenues is primarily due to a higher increase in expense compared to lower growth in quarterly revenues.

Compensation and benefits

Compensation and benefits increased 11% from $23,342 in the three months ended June 30, 2017 to $25,848 in the three months ended June 30, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $1,727, as a result of increased headcount to support organic growth, an increase in incentive compensation of $1,012 and non-cash compensation expense of $215.  These costs were partially offset by a decrease in short-term variable compensation of $550. As a percentage of total revenues, compensation and benefits decreased from 61% in the three months ended June 30, 2017 to 58% in the three months ended June 30, 2018. The decrease in compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in compensation and benefit expenses.

General and administration

General and administration expenses increased 11% from $7,901 in the three months ended June 30, 2017 to $8,764 in the three months ended June 30, 2018, primarily due to increases in restructuring charges and transaction costs of $403 marketing and promotional expenses of $300, and software purchase and maintenance of $288, partially offset by lower communications and research expenses of $261. As a percentage of total revenues, general and administration expenses decreased from 21% in the three months ended June 30, 2017 to 20% in the three months ended June 30, 2018.

Depreciation and amortization

Depreciation and amortization expense decreased 10% from $9,104 in the three months ended June 30, 2017 to $8,159 in the three months ended June 30, 2018, primarily due to a decrease in intangible asset amortization of $1,026 compared to the same period last year. As a percentage of total revenues, depreciation and amortization expense decreased from 24% in the three months ended June 30, 2017 to 18% in the three months ended June 30, 2018. The decrease in depreciation and amortization as a percentage of total revenues is primarily due to a higher revenue increase and a decrease in amortization expense.

Six months ended June 30, 2018 compared to six months ended June 30, 2017 for the Envestnet | Yodlee segment

Revenues

Total revenues increased 16% from $74,513 in the six months ended June 30, 2017 to $86,211 in the six months ended June 30, 2018. The increase was primarily due to an increase in revenues from subscription-based recurring revenues of $8,862. Revenues from professional services and other increased from 10% of total revenues in the six months ended June 30, 2017 to 12% in the six months ended June 30, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 13% from $67,004 in the six months ended June 30, 2017 to $75,866 in the six months ended June 30, 2018, primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 38% from $7,509 in the six months ended June 30, 2017 to $10,345 in the six months ended June 30, 2018, primarily due to timing of new data analytics customer deployments and upgrades of existing data analytics customers.

Cost of revenues

Cost of revenues increased 33% from $6,488 in the six months ended June 30, 2017 to $8,624 in the six months ended June 30, 2018, primarily due to increases in third party consulting and related services of $642 due to new data analytics customer deployments as well as hosting and payment processing services of $1,494 in support of our overall revenue growth. As a percentage of total revenues, cost of revenues increased from 9% in the six months ended June 30, 2017 to 10% in the six months ended June 30, 2018.

Compensation and benefits

Compensation and benefits increased 12% from $46,592 in the six months ended June 30, 2017 to $52,006 in the six months ended June 30, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $3,137,  as a result of increased headcount to support organic growth, an increase in incentive and variable compensation of $2,090, and third party contract, employee training and recruiting costs totaling $277. As a percentage of total revenues, compensation and benefits decreased from 63% in the six months ended June 30, 2017 to 60% in the six months ended June 30, 2018. The decrease in compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in compensation and benefit expenses.

General and administration

General and administration expenses increased 5% from $16,258 in the six months ended June 30, 2017 to $17,054 in the six months ended June 30, 2018, primarily due to increases in restructuring charges and transaction costs of $603, systems development costs of $518, occupancy costs of $358, partially offset by a decrease in non-recurring legal and related expense of $1,033. As a percentage of total revenues, general and administration expenses decreased from 22% in the six months ended June 30, 2017 to 20% in the six months ended June 30, 2017. The decrease in general and administration as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in general and administration expenses.

Depreciation and amortization

Depreciation and amortization expense decreased 12% from $18,518 in the six months ended June 30, 2017 to $16,232 in the six months ended June 30, 2018, primarily due to a decrease in intangible asset amortization of $2,254 compared to the same period last year. This decrease was partially offset by increase of $31 in depreciation expense compared to the same period last year. As a percentage of total revenues, depreciation and amortization expense decreased from 25% in the six months ended June 30, 2017 to 19% in the six months ended June 30, 2018. The decrease in depreciation and amortization as a percentage of total revenues is primarily due to a higher revenue increase and a decrease in amortization expense.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$6,336	$2,912	118%	$11,807	$5,716	107%
General and administration	6,722	4,521	49%	13,441	10,874	24%
Nonsegment operating expenses	$13,058	$7,433	76%	$25,248	$16,590	52%

Three months ended June 30, 2018 compared to three months ended June 30, 2017 for Nonsegment

Compensation and benefits

Compensation and benefits increased 118% from $2,912 in the three months ended June 30, 2017 to $6,336 in the three months ended June 30, 2018, primarily due to increases in non-cash compensation of $1,454, incentive compensation of $1,039 and salaries, benefits and related payroll taxes of $1,021.

General and administration

General and administration expenses increased 49% from $4,521 in the three months ended June 30, 2017 to $6,722 in the three months ended June 30, 2018, primarily due to increases in restructuring charges and transaction costs of $1,105, systems development costs of $490, professional and legal fees of $376.

Six months ended June 30, 2018 compared to six months ended June 30, 2017 for Nonsegment

Compensation and benefits

Compensation and benefits increased 107% from $5,716 in the six months ended June 30, 2017 to $11,807 in the six months ended June 30, 2018, primarily due to increases in non-cash compensation expense of $2,388, salaries, benefits and related payroll taxes of $2,332, and incentive compensation of $1,490.

General and administration

General and administration expenses increased 24% from $10,874 in the six months ended June 30, 2017 to $13,441 in the six months ended June 30, 2018, primarily due to increases in professional and legal fees of $1,088 and systems development costs of $790.

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

•

Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards we had net cash paid of $2,225 and $275 for the six months ended June 30, 2018 and 2017, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•

Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Total revenues	$201,116	$167,417	$399,127	$325,203
Deferred revenue fair value adjustment	62	52	66	105
Adjusted revenues	$201,178	$167,469	$399,193	$325,308

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (loss)	$(5,991)	$(6,470)	$2,011	$(19,605)
Add (deduct):
Deferred revenue fair value adjustment	62	52	66	105
Interest income	(374)	(29)	(784)	(50)
Interest expense	5,992	3,877	11,228	8,813
Accretion on contingent consideration and purchase liability	95	148	196	304
Income tax provision (benefit)	566	4,844	(13,428)	9,142
Depreciation and amortization	19,185	15,465	38,731	31,300
Non-cash compensation expense	10,476	7,945	18,971	15,403
Restructuring charges and transaction costs	3,345	2,249	5,937	5,627
Severance	1,049	338	3,861	663
Litigation related expense	—	52	—	1,033
Foreign currency	(339)	122	(571)	412
Non-income tax expense adjustment	27	414	(101)	1,163
Loss allocation from equity method investment	151	417	811	702
Loss attributable to non-controlling interest	515	101	584	351
Adjusted EBITDA	$34,759	$29,525	$67,512	$55,363

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (loss)	$(5,991)	$(6,470)	$2,011	$(19,605)
Income tax provision (benefit) (1)	566	4,844	(13,428)	9,142
Loss before income tax provision (benefit)	(5,425)	(1,626)	(11,417)	(10,463)
Add (deduct):
Deferred revenue fair value adjustment	62	52	66	105
Accretion on contingent consideration and purchase liability	95	148	196	304
Non-cash interest expense	3,032	1,331	4,900	4,853
Non-cash compensation expense	10,476	7,945	18,971	15,403
Restructuring charges and transaction costs	3,345	2,249	5,937	5,627
Severance	1,049	338	3,861	663
Amortization of acquired intangibles	13,419	10,371	27,354	20,956
Litigation related expense	—	52	—	1,033
Foreign currency	(339)	122	(571)	412
Non-income tax expense adjustment	27	414	(101)	1,163
Loss allocation from equity method investment	151	417	811	702
Loss attributable to non-controlling interest	515	101	584	351
Adjusted net income before income tax effect	26,407	21,914	50,591	41,109
Income tax effect (2)	(7,130)	(8,766)	(13,660)	(16,444)
Adjusted net income	$19,277	$13,148	$36,931	$24,665

Basic number of weighted-average shares outstanding	45,247,331	43,855,479	44,963,735	43,513,074
Effect of dilutive shares:
Options to purchase common stock	1,325,947	1,597,746	1,360,300	1,670,493
Unvested restricted stock units	643,319	473,892	832,170	551,227
Diluted number of weighted-average shares outstanding	47,216,597	45,927,117	47,156,205	45,734,794
Adjusted net income per share - diluted	$0.41	$0.29	$0.78	$0.54

(1)

For the three months ended June 30, 2018 and 2017, the effective tax rate computed in accordance with US GAAP equaled (10.4%) and (297.9%), respectively. For the six months ended June 30, 2018 and 2017, the effective tax rate computed in accordance with US GAAP equaled 117.6% and (87.4%), respectively.

(2)	Estimated normalized effective tax rates of 27% and 40% have been used to compute adjusted net income for the three and six months ended June 30, 2018 and 2017, respectively.

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

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$156,928	$44,188	$—	$201,116
Deferred revenue fair value adjustment	60	2	—	62
Adjusted revenues	$156,988	$44,190	$—	$201,178

Income (loss) from operations	$16,359	$(3,296)	$(13,058)	$5
Add:
Deferred revenue fair value adjustment	60	2	—	62
Accretion on contingent consideration and purchase liability	95	—	—	95
Depreciation and amortization	11,026	8,159	—	19,185
Non-cash compensation expense	5,080	2,936	2,460	10,476
Restructuring charges and transaction costs	188	403	2,754	3,345
Non-income tax expense adjustment	27	—	—	27
Severance	1,049	—	—	1,049
Loss attributable to non-controlling interest	515	—	—	515
Adjusted EBITDA	$34,399	$8,204	$(7,844)	$34,759

	Three Months Ended June 30, 2017
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$129,372	$38,045	$—	$167,417
Deferred revenue fair value adjustment	7	45	—	52
Adjusted revenues	$129,379	$38,090	$—	$167,469

Income (loss) from operations	$15,811	$(5,635)	$(7,433)	$2,743
Add:
Deferred revenue fair value adjustment	7	45	—	52
Accretion on contingent consideration and purchase liability	148	—	—	148
Depreciation and amortization	6,361	9,104	—	15,465
Non-cash compensation expense	4,218	2,721	1,006	7,945
Restructuring charges and transaction costs	600	—	1,649	2,249
Non-income tax expense adjustment	414	—	—	414
Severance	307	15	16	338
Litigation related expense	—	52	—	52
Other loss	—	—	18	18
Loss attributable to non-controlling interest	101	—	—	101
Adjusted EBITDA	$27,967	$6,302	$(4,744)	$29,525

	Six Months Ended June 30, 2018
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$312,916	$86,211	$—	$399,127
Deferred revenue fair value adjustment	58	8	—	66
Adjusted revenues	$312,974	$86,219	$—	$399,193

Income (loss) from operations	$32,220	$(7,705)	$(25,248)	$(733)
Add (deduct):
Deferred revenue fair value adjustment	58	8	—	66
Accretion on contingent consideration and purchase liability	196	—	—	196
Depreciation and amortization	22,499	16,232	—	38,731
Non-cash compensation expense	9,134	5,400	4,437	18,971
Restructuring charges and transaction costs	225	603	5,109	5,937
Non-income tax expense adjustment	(101)	—	—	(101)
Severance	3,478	383	—	3,861
Loss attributable to non-controlling interest	584	—	—	584
Adjusted EBITDA	$68,293	$14,921	$(15,702)	$67,512

	Six Months Ended June 30, 2017
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$250,690	$74,513	$—	$325,203
Deferred revenue fair value adjustment	36	69	—	105
Adjusted revenues	$250,726	$74,582	$—	$325,308

Income (loss) from operations	$29,322	$(13,343)	$(16,590)	$(611)
Add:
Deferred revenue fair value adjustment	36	69	—	105
Accretion on contingent consideration and purchase liability	304	—	—	304
Depreciation and amortization	12,782	18,518	—	31,300
Non-cash compensation expense	7,892	5,462	2,049	15,403
Restructuring charges and transaction costs	695	—	4,932	5,627
Non-income tax expense adjustment	1,163	—	—	1,163
Severance	423	224	16	663
Litigation related expense	—	1,033	—	1,033
Other loss	—	—	25	25
Loss attributable to non-controlling interest	351	—	—	351
Adjusted EBITDA	$52,968	$11,963	$(9,568)	$55,363

Liquidity and Capital Resources

As of June 30, 2018, we had total cash and cash equivalents of $134,032 compared to $60,115 as of December 31, 2017. We plan to use existing cash as of June 30, 2018 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility to fund our ongoing operations or to fund potential acquisitions or other strategic activities. The Company funded the FolioDynamix acquisition with a combination of cash on the Company’s balance sheet, purchase consideration liabilities and borrowings under its revolving credit facility.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$40,954	$35,187
Net cash used in investing activities	(208,536)	(14,832)
Net cash provided by (used in) financing activities	240,299	(45,500)
Effect of exchange rate on changes on cash	(572)	283
Net decrease in cash and cash equivalents	72,145	(24,862)
Cash, cash equivalents and restricted cash, end of period	134,260	29,730

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2018 was $40,954 as compared to net cash provided by operating activities of $35,187 for the same period in 2017. The increase was primarily due to net income of $2,011 in the six months ended June 30, 2018 compared to a net loss of $19,605 for the six months ended June 30, 2017, an increase in depreciation and amortization of $7,431, an increase in stock based compensation of $3,568, partially offset by the change in deferred income taxes of $23,617 and a net decrease in the change in operating assets and liabilities of $5,376.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $208,536 compared to net cash used in investing activities of $14,832 for the same period in 2017. The change was primarily a result of an increase in cash disbursements for acquisitions of $188,345 combined with an increase in capitalization of internally developed software of $4,971.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $240,299 compared to net cash used in financing activities of $45,500 for the same period in 2017. The change was primarily the result of increases in proceeds from issuance of the Convertible Notes due 2023 of $345,000 and an increase in proceeds from borrowings on the revolving credit facility of $170,000, partially offset by increases in payments on the revolving credit facility of $251,168, and debt issuance costs paid of $9,488.

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

Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2018. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

Leases

The Company rents office space under leases that expire at various dates through 2030. As of June 30, 2018, the Company’s future minimum lease commitments under these operating leases totaled $105,124.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the three and six months ended June 30, 2018, 59% and 60%, respectively, of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net income to decrease.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and six months ended June  30, 2018, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $1,184 and $2,363, respectively, to pre‑tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $969 and $1,934, respectively, to pre‑tax earnings.

A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the three and six months ended June 30, 2018, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of $335 and $1,068, respectively, to pre‑tax earnings.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Credit Agreement. Interest charged on the revolving credit facility for the second quarter of 2018 was approximately 4.5%. As of June 30, 2018, there was $0 of revolving credit amounts outstanding under the Credit Agreement. The Company incurred interest expense of $1,561 and $4,174 for the three and six months ended June 30, 2018, respectively, related to the Credit Agreement. A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense on an annual basis by approximately $448.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting  during the three months ended June 30, 2018.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For legal proceedings matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2018.  Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
April 1, 2018 through April 30, 2018	5,219	$53.60	—	1,956,390
May 1, 2018 through May 31, 2018	56,931	55.23	—	1,956,390
June 1, 2018 through June 30, 2018	28,650	57.14	—	1,956,390

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of June 30, 2018, 1,956,390 of shares could still be purchased under this program.

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

*Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017; (iv) the Condensed Consolidated Statement of Equity for the six months ended June 30, 2018; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; (vi) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2018.

ENVESTNET, INC.

By:	/s/ Judson Bergman
Judson Bergman
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer