Form 10-Q
period 2018-09-30
ENVESTNET, INC.
filed 2018-11-08
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 1, 2018, 45,722,068 shares of the common stock with a par value of $0.005 per share were outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$153,542	$60,115
Fees receivable, net	64,635	51,522
Prepaid expenses and other current assets	23,965	19,470
Total current assets	242,142	131,107

Property and equipment, net	44,713	35,909
Internally developed software, net	34,077	22,174
Intangible assets, net	318,267	222,731
Goodwill	519,923	432,955
Other non-current assets	23,893	17,176
Total assets	$1,183,015	$862,052

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$124,364	$105,897
Accounts payable	20,577	11,097
Convertible Notes due 2019	164,003	—
Contingent consideration	719	2,115
Deferred revenue	24,423	21,246
Total current liabilities	334,086	140,355

Convertible Notes due 2023	292,078	—
Convertible Notes due 2019	—	158,990
Revolving credit facility	—	81,168
Contingent consideration	—	666
Deferred revenue	7,283	12,047
Deferred rent and lease incentive	17,373	15,185
Deferred tax liabilities, net	1,943	969
Other non-current liabilities	17,437	15,102
Total liabilities	670,200	424,482

Commitments and contingencies

Redeemable units in ERS	900	900
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 58,716,254 and 57,450,056 shares issued as of September 30, 2018 and December 31, 2017, respectively; 45,677,135 and 44,700,641 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	293	287
Additional paid-in capital	637,639	556,257
Accumulated deficit	(59,105)	(73,854)
Treasury stock at cost, 13,039,119 and 12,749,415 shares as of September 30, 2018 and December 31, 2017, respectively	(64,926)	(47,042)
Accumulated other comprehensive income (loss)	(1,847)	624
Total stockholders’ equity	512,054	436,272
Non-controlling interest	(139)	398
Total equity	511,915	436,670
Total liabilities and equity	$1,183,015	$862,052

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Asset-based	$119,097	$106,147	$358,361	$299,268
Subscription-based	76,194	62,963	217,668	180,675
Total recurring revenues	195,291	169,110	576,029	479,943
Professional services and other revenues	7,865	6,504	26,254	20,874
Total revenues	203,156	175,614	602,283	500,817

Operating expenses:
Cost of revenues	64,964	56,070	195,525	161,031
Compensation and benefits	80,424	68,551	244,174	199,079
General and administration	34,810	31,153	101,628	90,178
Depreciation and amortization	19,563	15,492	58,294	46,792
Total operating expenses	199,761	171,266	599,621	497,080

Income from operations	3,395	4,348	2,662	3,737
Other expense, net	(6,118)	(3,986)	(16,802)	(13,838)
Income (loss) before income tax provision (benefit)	(2,723)	362	(14,140)	(10,101)

Income tax provision (benefit)	(5,234)	1,682	(18,662)	10,824

Net income (loss)	2,511	(1,320)	4,522	(20,925)
Add: Net loss attributable to non-controlling interest	443	—	1,010	—
Net income (loss) attributable to Envestnet, Inc.	$2,954	$(1,320)	$5,532	$(20,925)

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$0.06	$(0.03)	$0.12	$(0.48)

Diluted	$0.06	$(0.03)	$0.12	$(0.48)
Weighted average common shares outstanding:
Basic	45,475,884	44,044,527	45,087,932	43,604,869

Diluted	47,519,160	44,044,527	47,269,479	43,604,869

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Envestnet, Inc.	$2,954	$(1,320)	$5,532	$(20,925)
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	(1,108)	(217)	(2,471)	592
Comprehensive income (loss) attributable to Envestnet, Inc.	$1,846	$(1,537)	$3,061	$(20,333)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statement of Equity
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2017	57,450,056	$287	(12,749,415)	$(47,042)	$556,257	$624	$(73,854)	$398	$436,670
Adoption of ASC 606 (See Note 4)	—	—	—	—	—	—	9,217	—	9,217
Exercise of stock options	349,468	2	—	—	5,197	—	—	—	5,199
Issuance of common stock - vesting of restricted stock units	916,730	4	—	—	—	—	—	—	4
Stock-based compensation expense	—	—	—	—	29,574	—	—	—	29,574
Purchase of treasury stock for stock-based tax withholdings	—	—	(289,704)	(17,884)	—	—	—	—	(17,884)
Issuance of non-controlling units in private company	—	—	—	—	—	—	—	473	473
Issuance of Convertible Notes due 2023, net of offering costs	—	—	—	—	46,611	—	—	—	46,611
Foreign currency translation loss	—	—	—	—	—	(2,471)	—	—	(2,471)
Net income (loss)	—	—	—	—	—	—	5,532	(1,010)	4,522
Balance, September 30, 2018	58,716,254	$293	(13,039,119)	$(64,926)	$637,639	$(1,847)	$(59,105)	$(139)	$511,915

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$4,522	$(20,925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,294	46,792
Deferred rent and lease incentive amortization	408	709
Provision for doubtful accounts	1,228	828
Deferred income taxes	(21,854)	6,646
Stock-based compensation expense	29,574	23,451
Non-cash interest expense	12,337	8,711
Accretion on contingent consideration and purchase liability	209	408
Payments of contingent consideration	—	(357)
Loss allocation from equity method investment	1,069	984
Loss on disposal of fixed assets	57	69
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	(9,131)	(6,286)
Prepaid expenses and other current assets	(4,739)	(5,316)
Other non-current assets	(2,888)	(1,784)
Accrued expenses and other liabilities	6,710	13,289
Accounts payable	4,100	1,435
Deferred revenue	1,147	740
Other non-current liabilities	2,271	1,852
Net cash provided by operating activities	83,314	71,246

INVESTING ACTIVITIES:
Purchase of property and equipment	(17,088)	(11,432)
Capitalization of internally developed software	(17,611)	(9,210)
Acquisition of businesses	(194,959)	(1,450)
Net cash used in investing activities	(229,658)	(22,092)

FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes due 2023	345,000	—
Convertible Notes due 2023 issuance costs	(9,982)	—
Proceeds from borrowings on revolving credit facility	195,000	35,000
Revolving credit facility issuance costs	—	(94)
Payments on revolving credit facility	(276,168)	(42,500)
Payments of contingent consideration	(2,193)	(1,929)
Payments of definite consideration	—	(445)
Payments of purchase consideration liabilities	—	(235)
Payment of Term Notes	—	(35,862)
Proceeds from exercise of stock options	5,199	4,468
Purchase of treasury stock for stock-based tax withholdings	(17,884)	(11,619)
Issuance of restricted stock units	4	4
Net cash provided by (used in) financing activities	238,976	(53,212)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,047)	170

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	91,585	(3,888)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	62,115	54,592

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$153,700	$50,704

Supplemental disclosure of cash flow information - net cash paid (refunded) during the period for income taxes	$3,874	$(1,449)
Supplemental disclosure of cash flow information - cash paid during the period for interest	5,780	4,887
Supplemental disclosure of non-cash operating, investing and financing activities:
Leasehold improvements funded by lease incentive	1,780	2,098
Non-cash debt issuance costs	—	2,230
Purchase liabilities included in accrued expenses and other liabilities	719	837
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,441	505

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

The Company offers these solutions principally through the following product and services suites:

•
Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting.  Advisors have access to over 18,100 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics, and digital advice capabilities to customers.

•
Envestnet | Tamarac™ provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management software, principally to high‑end registered investment advisers (“RIAs”).

•
Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services for advisor-sold retirement plans. Leveraging integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•
Envestnet | PMC® or Portfolio Management Consultants (“PMC”) provides research, due diligence and consulting services to assist advisors in creating investment solutions for their clients. These solutions include nearly 4,000 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as over 1,700 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers an overlay service, which includes patented portfolio overlay and tax optimization services.

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

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2017 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2018 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet | Yodlee segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a foreign currency functional currency are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders’ equity. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$153,542	$60,115
Restricted cash included in prepaid expenses and other current assets	158	2,000
Total cash, cash equivalents and restricted cash	$153,700	$62,115

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” This update amends the requirements for assets and liabilities recognized for all leases longer than twelve months. Lessees will be required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from the lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018 and will be applied using a modified retrospective approach with optional practical expedients. Early adoption of the standard is permitted. The Company will adopt the new standard on its effective date of January 1, 2019 using the cumulative-effect adjustment transition method approved by the FASB in July 2018 and plans to elect certain available transitional practical expedients. Based on current analysis, the adoption of the standard should have a material impact on our consolidated balance sheets and related disclosures while not significantly impacting financial results. We continue to evaluate the accounting, transition, and disclosure requirements of this standard.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” which amends ASC 230 to provide clarifying guidance on the classification and presentation of restricted cash in the statement of cash flows. Additional disclosure is required to reconcile between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

1, 2018 and included $158 and $2,000 of restricted cash in the total of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets for the nine months ended September 30, 2018 and December 31, 2017, respectively. A reconciliation of restricted cash for each period is included within this footnote.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This update aims to improve the effectiveness of disclosure requirements on fair value measurement as part of the disclosure framework project. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. Early adoption of the standard is permitted. The Company is currently evaluating the potential impact of this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” This update is intended to guide entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. Early adoption of the standard is permitted. The Company is currently evaluating the potential impact of this guidance on our consolidated financial statements.

3.	Business Acquisitions

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

		Measurement
	Preliminary	Period	Revised
	Estimate	Adjustments	Estimate
Cash and cash equivalents	$4,876	$—	$4,876
Accounts receivable	4,962	—	4,962
Prepaid expenses and other current assets	1,600	—	1,600
Property and equipment, net	927	—	927
Other non-current assets	441	—	441
Identifiable intangible assets	117,700	18,000	135,700
Goodwill	97,248	(16,041)	81,207
Total assets acquired	227,754	1,959	229,713
Accounts payable	(5,358)	—	(5,358)
Accrued expenses	(7,173)	—	(7,173)
Deferred tax liability	(18,245)	(4,583)	(22,828)
Deferred revenue	(930)	124	(806)
Other non-current liabilities	(64)	—	(64)
Total liabilities assumed	(31,770)	(4,459)	(36,229)
Total net assets acquired	$195,984	$(2,500)	$193,484

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to lower future operating expenses and the knowledge and experience of the workforce in place. The goodwill is not deductible

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

for income tax purposes. During the third quarter the estimated fair value of the customer list intangible was revised due to a change in the assumed attrition rate of the customer base acquired.

A summary of preliminary estimated identifiable intangible assets acquired, preliminary estimated useful lives and amortization method is as follows:

		Measurement
	Preliminary	Period	Revised	Useful Life	Amortization
	Estimate	Adjustments	Estimate	in Years	Method
Customer list	$95,000	$18,500	$113,500	13	Accelerated
Proprietary technology	18,000	(500)	17,500	5	Straight-line
Trade names and domains	4,700	—	4,700	6	Straight-line
Total	$117,700	$18,000	$135,700

The results of FolioDynamix’s operations are included in the condensed consolidated statements of operations beginning January 2, 2018. FolioDynamix’s revenues for the three and nine month periods ended September 30, 2018 totaled $16,404 and $51,204, respectively. FolioDynamix’s pre-tax loss for the three and nine month periods ended September 30, 2018 totaled $4,247 and $12,228, respectively. The pre-tax loss includes estimated acquired intangible asset amortization of $4,706 and $13,407 for the three and nine month periods ended September 30, 2018.

For the three and nine month periods ended September 30, 2018, acquisition related costs for FolioDynamix totaled $260 and $854, respectively, and are included in general and administration expenses. The Company may incur additional acquisition related costs during the remainder of 2018.

Acquisition of private company

In August 2018, the Company acquired all of the issued and outstanding membership interests of a private technology company that provides market research analytics. The private company is included in the Envestnet | Yodlee segment. In connection with this acquisition, the Company paid estimated net consideration of $6,585, subject to certain closing and post-closing adjustments.
The preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are not material. As a result the remaining balance was allocated to goodwill in the amount of $6,885. The goodwill is not deductible for income tax purposes.
Pro forma results for Envestnet, Inc. giving effect to the FolioDynamix acquisition

The following pro forma financial information presents the combined results of operations of Envestnet and FolioDynamix for the three and nine month periods ended September 30, 2017. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2017. The results of the private company acquisition are not included in the pro forma financial information presented below as they were not considered material to the Company's results of operations.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2017.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Revenues	$185,717	$530,231
Net loss	(12,290)	(37,112)
Net loss per share:
Basic	(0.28)	(0.85)
Diluted	(0.28)	(0.85)

4.	Revenue

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

The cumulative effect of the changes made to the Company’s condensed consolidated balance sheets as of January 1, 2018 for the adoption of the new revenue standard was as follows:

		Cumulative
	Balance at	Catch-up	Balance at
	December 31, 2017	Adjustments	January 1, 2018
Balance Sheets
Assets:
Other non-current assets	$17,176	$5,315	$22,491
Liabilities:
Deferred revenue, current	21,246	(1,122)	20,124
Deferred revenue, non-current	12,047	(2,780)	9,267
Equity:
Accumulated deficit	(73,854)	9,217	(64,637)

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

In accordance with the new revenue standard requirements, the impact of adoption on the Company’s condensed consolidated statements of operations and condensed consolidated balance sheets was as follows:

	Three Months Ended September 30, 2018
		Without Adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Statements of Operations
Revenues:
Asset-based	$119,097	$122,770	$(3,673)
Subscription-based	76,194	76,194	—
Total recurring revenues	195,291	198,964	(3,673)
Professional services and other revenues	7,865	7,849	16
Total revenues	203,156	206,813	(3,657)
Operating expenses:
Cost of revenues	64,964	68,637	(3,673)
Compensation and benefits	80,424	80,955	(531)
Total operating expenses	199,761	203,965	(4,204)

Income from operations	3,395	2,848	547

Net income	2,511	1,964	547

Net income attributable to Envestnet, Inc.	2,954	2,407	547

	Nine months ended September 30, 2018
		Without Adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Statements of Operations
Revenues:
Asset-based	$358,361	$369,169	$(10,808)
Subscription-based	217,668	217,668	—
Total recurring revenues	576,029	586,837	(10,808)
Professional services and other revenues	26,254	26,434	(180)
Total revenues	602,283	613,271	(10,988)
Operating expenses:
Cost of revenues	195,525	206,333	(10,808)
Compensation and benefits	244,174	245,152	(978)
Total operating expenses	599,621	611,407	(11,786)

Income from operations	2,662	1,864	798

Net income	4,522	3,724	798

Net income attributable to Envestnet, Inc.	5,532	4,734	798

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

	At September 30, 2018
		Without Adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Balance Sheets
Assets:
Fees receivable, net	$64,635	$63,631	$1,004
Other non-current assets	23,893	17,600	6,293
Liabilities:
Accounts payable	20,577	19,573	1,004
Deferred revenue, current	24,423	24,908	(485)
Deferred revenue, non-current	7,283	10,520	(3,237)
Equity:
Accumulated deficit	(59,105)	(69,120)	10,015

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

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended September 30,
	2018			2017
	Envestnet	Envestnet | Yodlee	Consolidated	Envestnet(1)	Envestnet | Yodlee(1)	Consolidated(1)
Revenues:
Asset-based	$119,097	$—	$119,097	$106,147	$—	$106,147
Subscription-based	36,228	39,966	76,194	27,012	35,951	62,963
Total recurring revenues	155,325	39,966	195,291	133,159	35,951	169,110
Professional services and other revenues	2,142	5,723	7,865	2,789	3,715	6,504
Total revenues	$157,467	$45,689	$203,156	$135,948	$39,666	$175,614

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

	Nine Months Ended September 30,
	2018			2017
	Envestnet	Envestnet | Yodlee	Consolidated	Envestnet(1)	Envestnet | Yodlee(1)	Consolidated(1)
Revenues:
Asset-based	$358,361	$—	$358,361	$299,268	$—	$299,268
Subscription-based	101,836	115,832	217,668	77,720	102,955	180,675
Total recurring revenues	460,197	115,832	576,029	376,988	102,955	479,943
Professional services and other revenues	10,186	16,068	26,254	9,650	11,224	20,874
Total revenues	$470,383	$131,900	$602,283	$386,638	$114,179	$500,817

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017(2)	2018	2017(2)
United States	$195,063	$158,750	$576,616	$452,333
International (1)	8,093	16,864	25,667	48,484
Total	$203,156	$175,614	$602,283	$500,817

(1)	No foreign country accounted for more than 10% of total revenues.

(2)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fidelity	17%	17%	17%	17%

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018:

Years ending December 31,
Remainder of 2018	$52,301
2019	168,264
2020	101,449
2021	58,544
2022	44,319
Thereafter	56,336
Total	$481,213

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

The opening and closing balances of the Company’s billed receivables, unbilled receivables, and deferred revenues are as follows:

	Receivables,	Unbilled receivables,
	which are included in	which are included in	Deferred Revenue	Deferred Revenue
	Fees receivable, net	Fees receivable, net	(current)	(non-current)
Opening balance as of January 1, 2018	$36,605	$13,229	$20,124	$9,267
Increase/(decrease), net	11,421	3,380	4,299	(1,984)
Ending balance as of September 30, 2018	$48,026	$16,609	$24,423	$7,283

The increase in receivables is primarily a result of timing of payments for asset-based and subscription-based revenues relative to the first nine months of 2018 and the acquisition of FolioDynamix.

The increase in unbilled receivables is primarily driven by revenue recognized in excess of billings related to asset-based services during the nine months ended September 30, 2018.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The increase in deferred revenue is primarily the result of an increase in deferred revenue related to subscription-based services during the nine months ended September 30, 2018, most of which will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $3,250 and $16,503 for the three and nine months ended September 30, 2018, respectively. The majority of this revenue consists of  subscription-based revenue and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

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
Deferred sales incentive compensation was $6,293 as of September 30, 2018. Amortization expense for the deferred sales incentive compensation was $552 and $1,570 for the three and nine months ended September 30, 2018, respectively. No significant impairment loss for capitalized costs was recorded during the period.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses on the condensed consolidated statements of operations.

5.	Cost of Revenues

The following table summarizes cost of revenues by revenue category for the periods presented herein:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Asset-based	$57,932	$50,597	$172,252	$142,097
Subscription-based	6,626	5,076	18,065	14,832
Professional services and other	406	397	5,208	4,102
Total	$64,964	$56,070	$195,525	$161,031

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2018	2017
Prepaid technology	$7,063	$1,843
Non-income tax receivable	3,488	2,704
Prepaid outside information services	1,488	1,395
Prepaid insurance	1,413	575
Service tax receivable	1,268	1,507
Prepaid rent	995	959
Restricted cash	158	2,000
Income tax receivable	—	1,684
Other	8,092	6,803
	$23,965	$19,470

7.	Property and Equipment, Net

Property and equipment, net consists of the following:

		September 30,	December 31,
	Estimated Useful Life	2018	2017
Cost:
Computer equipment and software	3 years	$63,522	$56,192
Leasehold improvements	Shorter of the lease term or useful life of the asset	27,771	23,192
Office furniture and fixtures	3-7 years	9,199	8,110
Other office equipment	3-5 years	5,416	2,052
		105,908	89,546
Less: accumulated depreciation and amortization		(61,195)	(53,637)
Property and equipment, net		$44,713	$35,909

During the three and nine months ended September 30, 2018, the Company retired property and equipment that was no longer in service in the amount of $1,611 and $8,349, primarily related to fully depreciated computer equipment and software assets. Of the $1,611, $872 of the assets originated in the Envestnet segment and the remaining $739 originated in the Envestnet | Yodlee segment for the three months ended September 30, 2018. Of the $8,349, $4,209 of the assets originated in the Envestnet segment and the remaining $4,140 originated in the Envestnet | Yodlee segment for the nine months ended September 30, 2018. Asset retirements during the three and nine months ended September 30, 2017 were not material. Losses on asset retirements were not material during the three and nine months ended September 30, 2018 and 2017.

Depreciation and amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Depreciation and amortization expense	$3,917	$3,724	$11,755	$11,668

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

8.	Internally Developed Software, Net

Internally developed software, net consists of the following:

		September 30,	December 31,
	Estimated Useful Life	2018	2017
Internally developed software	5 years	$63,953	$46,342
Less: accumulated amortization		(29,876)	(24,168)
Internally developed software, net		$34,077	$22,174

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization expense	$2,169	$1,391	$5,708	$3,791

9.	Goodwill & Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet	Envestnet | Yodlee	Total
Balance at December 31, 2017	$163,751	$269,204	$432,955
FolioDynamix acquisition	81,207	—	81,207
Private company acquisition	—	6,885	6,885
Foreign currency	—	(1,124)	(1,124)
Balance at September 30, 2018	$244,958	$274,965	$519,923

Intangible assets, net consist of the following:

					September 30, 2018			December 31, 2017
					Gross		Net	Gross		Net
	Estimated				Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life				Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	7	–	15	years	$372,850	$(105,186)	$267,664	$259,350	$(78,482)	$180,868
Proprietary technologies	4	–	8	years	75,544	(41,714)	33,830	57,377	(31,067)	26,310
Trade names	1	–	7	years	29,540	(12,919)	16,621	24,840	(9,701)	15,139
Backlog			4	years	11,000	(10,848)	152	11,000	(10,586)	414
Total intangible assets					$488,934	$(170,667)	$318,267	$352,567	$(129,836)	$222,731

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization expense	$13,477	$10,377	$40,831	$31,333

Future amortization expense of the intangible assets as of September 30, 2018, is expected to be as follows:

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Years ending December 31,
Remainder of 2018	$12,984
2019	48,334
2020	44,380
2021	35,744
2022	33,266
Thereafter	143,559
$318,267

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

10.	Other Non-Current Assets

Other non-current assets consist of the following:

	September 30,	December 31,
	2018	2017
Assets to fund deferred compensation liability	$6,879	$5,185
Deferred sales incentive compensation	6,293	—
Lease and other deposits	4,251	4,906
Unamortized issuance costs on revolving credit facility	2,465	3,106
Investments in private companies	1,662	2,731
Other	2,343	1,248
	$23,893	$17,176

11.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2018	2017
Accrued compensation and related taxes	$48,587	$43,724
Accrued investment manager fees	46,825	39,324
Sales and use tax payable	9,688	9,037
Accrued interest	3,223	—
Accrued professional services	3,225	4,985
Definite consideration	—	1,250
Other accrued expenses	12,816	7,577
	$124,364	$105,897

12.	Debt

The Company’s outstanding debt obligations as of September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
Convertible Notes due 2019	$172,500	$172,500
Unaccreted discount on Convertible Notes due 2019	(7,363)	(11,677)
Unamortized issuance costs on Convertible Notes due 2019	(1,134)	(1,833)
Convertible Notes due 2019 carrying value	$164,003	$158,990

Convertible Notes due 2023	$345,000	$—
Unaccreted discount on Convertible Notes due 2023	(44,886)	—
Unamortized issuance costs on Convertible Notes due 2023	(8,036)	—
Convertible Notes due 2023 carrying value	$292,078	$—

Revolving credit facility balance	$—	$81,168

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest on revolving credit facility	$—	$1,088	$3,994	$3,543
Accretion of debt discount	3,587	1,393	7,416	4,074
Coupon interest	2,264	755	4,385	2,264
Amortization of issuance costs	849	483	1,920	2,529
Undrawn and other fees	220	139	433	261
	$6,920	$3,858	$18,148	$12,671

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

Obligations under the Second Amended and Restated Credit Agreement are guaranteed by substantially all of the Company’s U.S. subsidiaries. The Second Amended and Restated Credit Agreement includes certain financial covenants and, as of September 30, 2018, the Company was in compliance with these requirements.

On May 24, 2018, Envestnet Inc. and certain of its subsidiaries entered into a first amendment to the Second Amended and Restated Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment made certain technical changes to the calculations of various covenants contained in the Credit Agreement.

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

The Convertible Notes are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.9022 shares per $1 principal amount of the Convertible Notes, which represents a conversion price of $62.88 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding July 1, 2019, under certain circumstances. The Company’s stated policy is to settle the debt component of the Convertible Notes at least partially or wholly in cash. This policy is based both on the Company’s intent and the Company’s ability to settle these instruments in cash. Beginning July 1, 2019 the Convertible Notes become freely convertible and therefore are presented in current liabilities on the condensed consolidated balance sheet as of September 30, 2018.

The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes for the three and nine months ended ended September 30, 2018 and 2017 was 6%.

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

The effective interest rate of the liability component of the Convertible Notes is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2023 for the three and nine months ended September 30, 2018 was 6%.

See “Note 17 – Net Income (Loss) Per Share” for further discussion of the effect of conversion on net loss per common share.

13.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30,	December 31,
	2018	2017
Uncertain tax positions	$9,517	$10,640
Deferred compensation liability	6,388	4,364
Other	1,532	98
	$17,437	$15,102

14.	Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, based on the three-tier fair value hierarchy.

	September 30, 2018
	Fair Value	Level I	Level II	Level III
Assets
Money market funds and other (1)	$119,276	$119,276	$—	$—
Assets to fund deferred compensation liability(2)	6,879	—	—	6,879
Total assets	$126,155	$119,276	$—	$6,879
Liabilities
Contingent consideration	$719	$—	$—	$719
Deferred compensation liability(3)	6,388	6,388	—	—
Total liabilities	$7,107	$6,388	$—	$719

	December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$39,400	$39,400	$—	$—
Assets to fund deferred compensation liability(2)	5,185	—	—	5,185
Total assets	$44,585	$39,400	$—	$5,185
Liabilities
Contingent consideration	$2,781	$—	$—	$2,781
Deferred compensation liability(3)	4,364	4,364	—	—
Total liabilities	$7,145	$4,364	$—	$2,781

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

The table below presents a reconciliation of the assets to fund deferred compensation liability of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2017 to September 30, 2018:

Fair Value of
Assets to Fund
Deferred
Compensation
Liability
Balance at December 31, 2017	$5,185
Contributions and fair value adjustments	1,694
Balance at September 30, 2018	$6,879

The asset value was increased due to contributions to the Plan and immaterial gains on the underlying investment vehicles which resulted in an asset value as of September 30, 2018 of $6,879, which was included in other non-current assets on the condensed consolidated balance sheets.

The table below presents a reconciliation of contingent consideration liabilities of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2017 to September 30, 2018:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2017	$2,781
Payment of contingent consideration liability	(2,193)
Accretion on contingent consideration	131
Balance at September 30, 2018	$719

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the nine months ended September 30, 2018.

On December 15, 2014, the Company issued $172,500 of Convertible Notes due 2019. As of September 30, 2018 and December 31, 2017, the carrying value of the Convertible Notes due 2019 equaled $164,003 and $158,990, respectively, and represents the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of September 30, 2018 and December 31, 2017, the fair value of the Convertible Notes due 2019 was $191,044 and $180,180, respectively. The Company considers the Convertible Notes due 2019 to be Level II liabilities and uses a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2019 in an over-the-counter market on September 30, 2018 (see “Note 12 – Debt”).

On May 25, 2018, the Company issued $345,000 of Convertible Notes due 2023. As of September 30, 2018, the carrying value of the Convertible Notes due 2023 equaled $292,078 and represents the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of September 30, 2018, the fair value of the Convertible Notes due 2023 was $373,423. The Company considers the Convertible Notes due 2023 to be Level II liabilities and uses a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2023 in an over-the-counter market on September 30, 2018 (see “Note 12 – Debt”).

A of September 30, 2018 and December 31, 2017, there was $0 and $81,168, respectively, outstanding on the revolving credit facility under the Second Amended and Restated Credit Agreement. As of December 31, 2017, the outstanding balance on our revolving credit facility approximated fair value as the revolving credit facility bore interest at variable rates and we believe our credit risk quality is consistent with when the debt originated. The Company considers the revolving credit facility as of December 31, 2017 to be Level I liability (See “Note 12 – Debt”).

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2018 based upon the short-term nature of the assets and liabilities.

15.	Stock-Based Compensation

The Company has stock options and restricted stock units outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2010 Long-Term Incentive Plan (the “2010 Plan”).

As of September 30, 2018, the maximum number of common shares of the Company available for future issuance under the Company’s plans is 3,070,397.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation expense	$10,603	$8,048	$29,574	$23,451
Tax effect on stock-based compensation expense	(2,682)	(3,018)	(7,482)	(8,794)
Net effect on income	$7,921	$5,030	$22,092	$14,657

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.3% for the three and nine months ended September 30, 2018. The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 37.5% for the three and nine months ended September 30, 2017. However, due to the valuation allowance recorded on domestic deferreds, there was no tax effect related to stock-based compensation expense for the three and nine months ended September 30, 2018.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Grant date fair value of options	$—	$—	$—	$14.51
Volatility	—%	—%	—%	43.8%
Risk-free interest rate	—%	—%	—%	2.1%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	—	—	—	6.3

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2017	2,254,565	$19.23	4.3	$69,939
Exercised	(162,857)	14.76
Forfeited	(1,668)	32.46
Outstanding as of March 31, 2018	2,090,040	19.57	4.1	78,859
Exercised	(12,166)	11.42
Outstanding as of June 30, 2018	2,077,874	19.62	3.9	73,421
Exercised	(174,445)	15.25
Forfeited	(5,583)	—
Outstanding as of September 30, 2018	1,897,846	20.00	3.6	77,726
Options exercisable	1,820,156	19.64	3.5	75,194

Exercise prices of stock options outstanding as of September 30, 2018 range from $7.15 to $55.29. At September 30, 2018, there was $887 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.2 years.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Restricted Stock Units and Restricted Stock Awards

Periodically, the Company grants restricted stock unit awards to employees. The following is a summary of the activity for unvested restricted stock units and awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2017	1,766,639	$32.48
Granted	925,641	55.21
Vested	(503,668)	34.05
Forfeited	(27,265)	30.79
Outstanding as of March 31, 2018	2,161,347	41.59
Vested	(253,279)	31.13
Forfeited	(27,324)	39.78
Outstanding as of June 30, 2018	1,880,744	43.36
Granted	58,359	58.51
Vested	(159,783)	31.23
Forfeited	(31,828)	44.25
Outstanding as of September 30, 2018	1,747,492	44.98

At September 30, 2018, there was $65,884 of unrecognized stock-based compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.0 years.

During March 2018 and July 2018, the Company granted 26,000 and 30,000 performance-based restricted stock unit awards to certain employees, respectively. These performance-based shares vest upon the achievement of certain business and financial metrics. The business and financial metrics governing the vesting of these stock unit awards provide thresholds which dictate the number of shares to vest upon each evaluation date, which range from 50% to 150%. If these metrics are achieved at 100%, as defined in the individual grant terms, these shares would cliff vest over three annual tranches equally.

16.	Income Taxes

The following table includes the Company’s loss before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income (loss) before income tax provision (benefit)	$(2,723)	$362	$(14,140)	$(10,101)
Income tax provision (benefit)	(5,234)	1,682	(18,662)	10,824
Effective tax rate	192.2%	464.6%	132.0%	(107.2)%

For the three months ended September 30, 2018, our effective tax rate differed from the statutory rate primarily due to the release of the Company's valuation allowance as a result of additional deferred tax liabilities recorded with the acquisition of FolioDynamix as well as differences between the foreign tax rates and statutory US tax rate.

For the three months ended September 30, 2017, our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company had placed on all US deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the US.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

For the nine months ended September 30, 2018, our effective tax rate differed from the statutory rate primarily due to the release of the Company’s valuation allowance as a result of deferred tax liabilities recorded with the acquisition of FolioDynamix as well as differences between the foreign tax rates and statutory US tax rate.

For the nine months ended September 30, 2017, our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company had placed on all US deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the US.

In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into United States law. Beginning in 2018, the Tax Act includes the global intangible low-taxed income (“GILTI”) provision. We elected to account for GILTI tax in the period in which it is incurred. The GILTI provision requires us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We expect to fully offset any GILTI income with Net Operating Losses (“NOLs”). As a result of our domestic valuation allowance, we do not expect a financial statement impact due to the GILTI provision. Additionally the Tax Act requires us to calculate a minimum tax on our foreign earnings and profits; BEAT. As a result of current guidance we do not require a BEAT provision to be recorded.

In accordance with Staff Accounting Bulletin 118, we recognized provisional tax impacts related to the deemed repatriated foreign earnings in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. During the nine months ended September 30, 2018 we did not record any adjustments to our provisional amounts included in our consolidated financial statements for the year ended December 31, 2017. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in the fourth quarter of 2018.

The total gross liability for unrecognized tax benefits, exclusive of interest and penalties, was $18,307 and $18,312 at September 30, 2018 and December 31, 2017, respectively. Of this amount, a portion of the unrecognized tax benefits was recorded as a reduction of deferred tax assets instead of a non-current liability. The portion of the unrecognized tax benefits, exclusive of interest and penalties, recorded as a non-current liability is $4,054 and $4,622 at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, the amount of unrecognized tax benefits, including interest and penalties, that would benefit the Company’s effective tax rate, if recognized, was $9,544. At this time, the Company estimates that the liability for unrecognized tax benefits will not decrease in the next twelve months as it is not anticipated that reviews by tax authorities will be completed and there will be any expiration of certain statutes of limitations in this time period.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. Income tax expense includes $(221) and $1,261 of potential interest and penalties related to unrecognized tax benefits for the nine months ended September 30, 2018 and 2017, respectively. The Company had accrued interest and penalties of $5,463 and $6,018 as of September 30, 2018 and December 31, 2017, respectively.

17.	Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock awards, restricted stock units and Convertible Notes due 2019 and 2023 (collectively “Convertible Notes”) using the treasury stock method, if dilutive. No items were included in the computation of diluted loss per share in the three and nine months ended September 30, 2017 because the Company incurred a net loss attributable to Envestnet, Inc. in those periods and therefore these items were considered anti-dilutive.

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

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$2,954	$(1,320)	$5,532	$(20,925)

Basic number of weighted-average shares outstanding	45,475,884	44,044,527	45,087,932	43,604,869
Basic net income (loss) per share	$0.06	$(0.03)	$0.12	$(0.48)

Diluted income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$2,954	$(1,320)	$5,532	$(20,925)

Basic number of weighted-average shares outstanding	45,475,884	44,044,527	45,087,932	43,604,869
Effect of dilutive shares:
Options to purchase common stock	1,323,712	—	1,348,699	—
Unvested restricted stock units	719,564	—	832,848	—
Diluted number of weighted-average shares outstanding	47,519,160	44,044,527	47,269,479	43,604,869
Diluted net income (loss) per share	$0.06	$(0.03)	$0.12	$(0.48)

Securities that were anti-dilutive for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Options to purchase common stock	—	2,667,329	—	2,667,329
Unvested restricted stock awards and units	—	1,901,080	—	1,901,080
Convertible Notes	7,793,826	2,743,321	7,793,826	2,743,321
Total	7,793,826	7,311,730	7,793,826	7,311,730

18.	Commitments and Contingencies

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2018. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of September 30, 2018, the Company estimated a sales and use tax liability of $9,405. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheet. The Company also estimated a sales and use tax receivable of $3,488 related to estimated recoverability of amounts due from customers. This amount is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. As a result, a net sales and use tax liability of $5,917 related to multiple jurisdictions with respect to revenues in the three months ended September 30, 2018 and prior periods was probable. Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

Leases

The Company rents office space under leases that expire at various dates through 2030. As of September 30, 2018, the Company’s future minimum lease commitments under these operating leases totaled $109,048.

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment expenses include salary and benefits for certain corporate employees and officers, certain types of professional fees, insurance, acquisition related transaction costs, restructuring charges, and other non-operationally related expenses. Inter-segment revenues were not material for the three and nine months ended September 30, 2018 and 2017.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table presents revenue by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Envestnet	$157,467	$135,948	$470,383	$386,638
Envestnet | Yodlee	45,689	39,666	131,900	114,179
Consolidated revenue	$203,156	$175,614	$602,283	$500,817
Fidelity revenue as a percentage of Envestnet segment revenue:	21%	22%	21%	22%

No single customer amounts for Envestnet | Yodlee exceeded 10% of the segment total for any period presented.

The following table presents a reconciliation from income from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Envestnet	$16,549	$18,955	$48,769	$48,277
Envestnet | Yodlee	(1,103)	(3,364)	(8,808)	(16,707)
Total segment income from operations	15,446	15,591	39,961	31,570
Nonsegment operating expenses	(12,051)	(11,243)	(37,299)	(27,833)
Other expense, net	(6,118)	(3,986)	(16,802)	(13,838)
Consolidated income (loss) before income tax provision (benefit)	(2,723)	362	(14,140)	(10,101)
Income tax provision (benefit)	(5,234)	1,682	(18,662)	10,824
Consolidated net income (loss)	2,511	(1,320)	4,522	(20,925)
Add: Net loss attributable to non-controlling interest	443	—	1,010	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$2,954	$(1,320)	$5,532	$(20,925)

Segment assets consist of cash, accounts receivable, prepaid expenses and other current assets, property, plant and equipment, net, internally developed software, net, goodwill, and other intangibles, net, and other non-current assets. Segment capital expenditures consist of property and equipment and internally developed software expenditures.

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	September 30,	December 31,
	2018	2017
Segment assets:
Envestnet	$676,892	$353,048
Envestnet | Yodlee	506,123	509,004
Consolidated total assets	$1,183,015	$862,052

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Segment depreciation and amortization:
Envestnet	$11,421	$6,414	$33,920	$19,196
Envestnet | Yodlee	8,142	9,078	24,374	27,596
Consolidated depreciation and amortization	$19,563	$15,492	$58,294	$46,792

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Segment capital expenditures:
Envestnet	$11,320	$4,406	$27,856	$17,337
Envestnet | Yodlee	3,188	1,404	6,843	3,305
Consolidated capital expenditures	$14,508	$5,810	$34,699	$20,642

20.	Geographical Information

The following table sets forth property and equipment, net by geographic area:

	September 30,	December 31,
	2018	2017
United States	$39,195	$30,647
India	4,117	4,907
Other	1,401	355
Total	$44,713	$35,909

21.	Subsequent Events

On November 1, 2018, the Company acquired the remaining outstanding units in ERS for cash consideration of approximately $6,600. This increased the Company's ownership in ERS from 81.5% to 100%.

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

Acquisition of Private Company

In August 2018, the Company acquired all of the issued and outstanding membership interests of a private technology company that provides market research analytics. In connection with the private company acquisition, the Company paid estimated net consideration of $6,585, subject to certain closing and post-closing adjustments.
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

Envestnet Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By September 30, 2018, Envestnet’s platform assets grew to approximately $3 trillion in 10.5 million accounts overseen by approximately 92 thousand advisors.

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

We offer these solutions principally through the following product and services suites:

•
Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to over 18,100 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics, and digital advice capabilities to customers.

•	Envestnet | Tamarac™ provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management software, principally to high‑end RIAs.

•
Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services for advisor-sold retirement plans. Leveraging integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•
Envestnet | PMC® or Portfolio Management Consultants (“PMC”) provides research, due diligence and consulting services to assist advisors in creating investment solutions for their clients. These solutions include nearly 4,000 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as over 1,700 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers an overlay service, which includes patented portfolio overlay and tax optimization services.

Key Metrics

Key metrics as of September 30, 2018 include impact of the acquisition of FolioDynamix on January 2, 2018, detailed within the following table.

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

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2017	2017	2018	2018	2018
	(in millions except accounts and advisors data)
Platform Assets
Assets under Management (AUM)	$131,809	$141,518	$143,945	$148,537	$153,862
Assets under Administration (AUA)	293,963	308,480	353,379	360,850	388,066
Total AUM/A	425,772	449,998	497,324	509,387	541,928
Subscription	1,161,893	1,253,528	2,076,382	2,167,084	2,297,593
Total Platform Assets	$1,587,665	$1,703,526	$2,573,706	$2,676,471	$2,839,521
Platform Accounts
AUM	652,060	685,925	724,774	759,926	776,705
AUA	1,145,050	1,217,697	1,389,489	1,417,795	1,517,297
Total AUM/A	1,797,110	1,903,622	2,114,263	2,177,721	2,294,002
Subscription	4,944,640	5,054,015	7,985,777	8,042,900	8,185,667
Total Platform Accounts	6,741,750	6,957,637	10,100,040	10,220,621	10,479,669
Advisors
AUM/A	40,379	40,485	44,790	44,900	47,292
Subscription	24,501	25,566	43,037	43,700	45,619
Total Advisors	64,880	66,051	87,827	88,600	92,911

The following tables provide information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - Three Months Ended September 30, 2018
	As of	Gross		Net	Market	Reclass to	As of
	6/30/2018	Sales	Redemptions	Flows	Impact	Subscription	9/30/2018
	(in millions except account data)
AUM	$148,537	$13,086	$(8,587)	$4,499	$3,920	$(3,094)	$153,862
AUA	360,850	33,648	(18,677)	14,971	12,245	—	388,066
Total AUM/A	$509,387	$46,734	$(27,264)	$19,470	$16,165	$(3,094)	$541,928
Fee-Based Accounts	2,177,721			120,183		(3,902)	2,294,002

The above AUM/A gross sales figures include $8.7 billion in new client conversions. The Company onboarded an additional $34.5 billion in subscription conversions during the three months ended September 30, 2018, bringing total conversions for the quarter to $43.2 billion.

	Asset Rollforward - Nine Months Ended September 30, 2018
	As of		Gross		Net	Market	Reclass to	As of
	12/31/2017	FolioDynamix	Sales	Redemptions	Flows	Impact	Subscription	9/30/2018
	(in millions except account data)
AUM	$141,518	$8,736	$42,720	$(36,701)	$6,019	$2,798	$(5,209)	$153,862
AUA	308,480	33,182	104,535	(70,086)	34,449	13,336	(1,381)	388,066
Total AUM/A	$449,998	$41,918	$147,255	$(106,787)	$40,468	$16,134	$(6,590)	$541,928
Fee-Based Accounts	1,903,622	136,294			260,045		(5,959)	2,294,002

The above AUM/A gross sales figures include $37.2 billion in new client conversions. The Company onboarded an additional $76.1 billion in subscription conversions during the nine months ended September 30, bringing total conversions for the three quarters to $113.3 billion.

Envestnet | Yodlee Segment

Envestnet | Yodlee is a leading data aggregation and data analytics platform. As a “big data” specialist, Envestnet | Yodlee gathers, refines and aggregates a massive set of end-user permissioned transaction level data, which it then provides to customers as de-identified data analytics solutions and market research services.

Over 1,100 financial institutions, financial technology innovators and financial advisory firms, including 15 of the 20 largest U.S. banks, subscribe to the Envestnet | Yodlee platform to underpin personalized financial apps and services for over 23 million paid subscribers.

Yodlee serves two main customer groups:  financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.

•
The Financial Institutions group provides customers with secure access to open application programming interfaces (“APIs”), end-user facing applications powered by our platform and APIs (“FinApps”), and also reports. Customers receive end user-permissioned transaction data elements that we aggregate and cleanse. Envestnet | Yodlee also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business solutions. They are targeted at the retail financial, wealth management, small business, card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Yodlee’s Expense FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 20,000 sources, including banking, investment, loan, and credit card information.

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

Operational Highlights

Asset-based recurring revenues increased 12% from $106,147 in the three months ended September 30, 2017 to $119,097 in the three months ended September 30, 2018. Subscription-based recurring revenue increased 21% from $62,963 in the three months ended September 30, 2017 to $76,194 in the three months ended September 30, 2018. Total revenues, which include professional services and other revenues, increased 16% from $175,614 in the three months ended September 30, 2017 to $203,156 in the three months ended September 30, 2018. The increase in total revenues was primarily a result of an increase of $16,404 related to the acquisition of FolioDynamix. The Envestnet segment total revenue excluding FolioDynamix increased $5,115 primarily due to the positive effects of new account growth and positive net flows of AUM/A along with an increase in subscription-based revenues of $4,723. The Envestnet | Yodlee segment total revenue increased by $6,023 primarily due to an increase in subscription-based revenue of $4,015.

Asset-based recurring revenues increased 20% from $299,268 in the nine months ended September 30, 2017 to $358,361 in the nine months ended September 30, 2018. Subscription-based recurring revenue increased 20% from $180,675 in the nine months ended September 30, 2017 to $217,668 in the nine months ended September 30, 2018. Total revenues, which include professional services and other revenues, increased 20% from $500,817 in the nine months ended September 30, 2017 to $602,283 in the nine months ended September 30, 2018. The increase in total revenues was primarily a result of an increase of $51,204 related to the acquisition of FolioDynamix. The Envestnet segment total revenue excluding FolioDynamix increased $32,541 primarily due to the positive effects of new account growth and positive net flows of AUM/A as well as an increase in

subscription-based revenues of $10,653. The Envestnet | Yodlee segment total revenue increased by $17,721 primarily due to an increase in subscription-based revenue of $12,877.

The net income attributable to Envestnet, Inc. for the three months ended September 30, 2018 was $2,954, or $0.06 per diluted share, compared to a net loss attributable to Envestnet, Inc. of $1,320 or $0.03 per diluted share for the three months ended September 30, 2017. The net income attributable to Envestnet, Inc. for the nine months ended September 30, 2018 was $5,532, or $0.12 per diluted share, compared to a net loss attributable to Envestnet, Inc. of $20,925 or $0.48 per diluted share for the nine months ended September 30, 2017.

Adjusted revenues for the three months ended September 30, 2018 was $203,182, an increase of 16% from $175,629 in the prior year period. Adjusted EBITDA for the three months ended September 30, 2018 was $42,580, an increase of 22% from $34,789 in the prior year period. Adjusted net income for the three months ended September 30, 2018 was $25,279, or $0.53 per diluted share, compared to adjusted net income of $17,283, or $0.37 per diluted share in the prior year period.

Adjusted revenues for the nine months ended September 30, 2018 was $602,375, an increase of 20% from $500,937 in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2018 was $110,092, an increase of 22% from $90,152 in the prior year period. Adjusted net income for the nine months ended September 30, 2018 was $62,210, or $1.32 per diluted share, compared to adjusted net income of $41,948, or $0.91 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Revenues:
Asset-based	$119,097	$106,147	12%	$358,361	$299,268	20%
Subscription-based	76,194	62,963	21%	217,668	180,675	20%
Total recurring revenues	195,291	169,110	15%	576,029	479,943	20%
Professional services and other revenues	7,865	6,504	21%	26,254	20,874	26%
Total revenues	203,156	175,614	16%	602,283	500,817	20%
Operating expenses:
Cost of revenues	64,964	56,070	16%	195,525	161,031	21%
Compensation and benefits	80,424	68,551	17%	244,174	199,079	23%
General and administration	34,810	31,153	12%	101,628	90,178	13%
Depreciation and amortization	19,563	15,492	26%	58,294	46,792	25%
Total operating expenses	199,761	171,266	17%	599,621	497,080	21%
Income (loss) from operations	3,395	4,348	(22)%	2,662	3,737	(29)%
Other expense, net	(6,118)	(3,986)	53%	(16,802)	(13,838)	21%
Income (loss) before income tax provision (benefit)	(2,723)	362	*	(14,140)	(10,101)	40%
Income tax provision (benefit)	(5,234)	1,682	*	(18,662)	10,824	*
Net income (loss)	2,511	(1,320)	*	4,522	(20,925)	(122)%
Add: Net loss attributable to non-controlling interest	443	—	*	1,010	—	*
Net income (loss) attributable to Envestnet, Inc.	$2,954	$(1,320)	*	$5,532	$(20,925)	(126)%

*Not meaningful.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenues

Total revenues increased 16% from $175,614 in the three months ended September 30, 2017 to $203,156 in the three months ended September 30, 2018. The increase was primarily due to an increase in revenues from asset-based recurring and subscription-based recurring revenues of $12,950 and $13,231, respectively. Asset-based revenue was 59% of total revenue in the three months ended September 30, 2017 and 2018.

Asset-based recurring revenues

Asset-based recurring revenues increased 12% from $106,147 the three months ended September 30, 2017 to $119,097 in three months ended September 30, 2018. The increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $11,847 of the increase as well as an increase in asset values applicable to our quarterly billing cycle in 2018, relative to the corresponding period in 2017. In the third quarter of 2018, revenues were also positively affected by new account growth and positive net flows of AUM/A.

The number of financial advisors with asset-based revenue on our technology platforms increased from 40,379 as of September 30, 2017 to 47,292 as of September 30, 2018 and the number of AUM/A client accounts increased from approximately 1,800,000 as of September 30, 2017 to approximately 2,300,000 as of September 30, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 21% from $62,963 in the three months ended September 30, 2017 to $76,194 in the three months ended September 30, 2018. This increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $4,493 of the total $9,216 Envestnet segment increase and Envestnet | Yodlee contributing an additional $4,015. The increase in Envestnet segment revenue is a result of continuing to add clients and selling additional services to existing clients. The increase in Envestnet | Yodlee revenue is primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 21% from $6,504 in the three months ended September 30, 2017 to $7,865 in the three months ended September 30, 2018, primarily due to timing of new data analytics customer deployments and upgrades of existing data analytics customers in the Envestnet | Yodlee segment.

Cost of revenues

Cost of revenues increased 16% from $56,070 in the three months ended September 30, 2017 to $64,964 in the three months ended September 30, 2018, primarily due to a corresponding increase in asset-based recurring revenues, the mix of such revenues, which is partially attributable to FolioDynamix, and an increase in cost of revenues associated with subscription-based recurring revenues. As a percentage of total revenues, cost of revenues remained consistent at 32% in the three months ended September 30, 2017 and 2018.

Compensation and benefits

Compensation and benefits increased 17% from $68,551 in the three months ended September 30, 2017 to $80,424 in the three months ended September 30, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $6,967, primarily a result of the 2018 FolioDynamix acquisition as well as an increase in headcount to support organic growth. Also contributing to the growth in compensation and benefits were increases in non-cash compensation of $2,555, severance expense of $2,811 and various other immaterial cost increases, offset by a decrease in incentive compensation of $1,439. As a percentage of total revenues, compensation and benefits increased from 39% in the three months ended September 30, 2017 to 40% in the three months ended September 30, 2018.

General and administration

General and administration expenses increased 12% from $31,153 in the three months ended September 30, 2017 to $34,810 in the three months ended September 30, 2018, primarily due to increases in systems costs of $1,839, external data and research services of $917, occupancy costs of $870, professional and legal fees of $606 and various other immaterial cost increases partially offset by a decrease in restructuring and transaction costs of $1,099. As a percentage of total revenues, general and administration expenses decreased from 18% in the three months ended September 30, 2017 to 17% in the three months ended September 30, 2018.

Depreciation and amortization

Depreciation and amortization increased 26% from $15,492 in the three months ended September 30, 2017 to $19,563 in the three months ended September 30, 2018, primarily due to increases in intangible asset amortization of $3,100, mainly attributable to the 2018 acquisition of FolioDynamix, and amortization of internally developed software of $796 driven by continued investment in our platforms. As a percentage of total revenues, depreciation and amortization expense increased from 9% in the three months ended September 30, 2017 to 10% in the three months ended September 30, 2018.

Income tax provision (benefit)

	Three Months Ended
	September 30,
	2018	2017
Income (loss) before income tax provision (benefit)	$(2,723)	$362
Income tax provision (benefit)	(5,234)	1,682
Effective tax rate	192.2%	464.6%

For the three months ended September 30, 2018, our effective tax rate differed from the statutory rate primarily due to the release of the Company's valuation allowance as a result of additional deferred tax liabilities recorded with the acquisition of FolioDynamix as well as differences between the foreign tax rates and statutory US tax rate.

For the three months ended September 30, 2017, our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company had placed on all US deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the US.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenues

Total revenues increased 20% from $500,817 in the nine months ended September 30, 2017 to $602,283 in the nine months ended September 30, 2018. The increase was primarily due to an increase in revenues from asset-based recurring and subscription-based recurring revenues of $59,093 and $36,993, respectively. Asset-based revenue was 60% of total revenue in the nine months ended September 30, 2017 and 2018, respectively.

Asset-based recurring revenues

Asset-based recurring revenues increased 20% from $299,268 the nine months ended September 30, 2017 to $358,361 in the nine months ended September 30, 2018. The increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $37,281 of the increase as well as an increase in asset values applicable to our quarterly billing cycle in 2018, relative to the corresponding period in 2017. In the first two quarters of 2018, revenues were also positively affected by new account growth and positive net flows of AUM/A.

The number of financial advisors with asset-based revenue on our technology platforms increased from 40,379 as of September 30, 2017 to 47,292 as of September 30, 2018 and the number of AUM/A client accounts increased from approximately 1,800,000 as of September 30, 2017 to approximately 2,300,000 as of September 30, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 20% from $180,675 in the nine months ended September 30, 2017 to $217,668 in the nine months ended September 30, 2018. This increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $13,463 of the total $24,116 Envestnet segment increase and Envestnet | Yodlee contributing an additional $12,877. The increase in the Envestnet segment revenue is a result of continuing to add clients and selling additional services to existing clients. The increase in Envestnet | Yodlee revenue is primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 26% from $20,874 in the nine months ended September 30, 2017 to $26,254 in the nine months ended September 30, 2018, primarily due to the timing of new data analytics customer deployments and upgrades of existing data analytics customers in the Envestnet | Yodlee segment, and an overall increase in existing customer revenue attributable to the Envestnet segment.

Cost of revenues

Cost of revenues increased 21% from $161,031 in the nine months ended September 30, 2017 to $195,525 in the nine months ended September 30, 2018, primarily due to a corresponding increase in asset-based recurring revenues, the mix of such revenues, which is partially attributable to FolioDynamix, an increase in cost of revenues associated with subscription-based recurring revenues as well as an increase in Advisor Summit related costs. As a percentage of total revenues, cost of revenues remained consistent at 32% in the nine months ended September 30, 2017 and 2018.

Compensation and benefits

Compensation and benefits increased 23% from $199,079 in the nine months ended September 30, 2017 to $244,174 in the nine months ended September 30, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $24,680, primarily a result of the 2018 FolioDynamix acquisition as well as an increase in headcount to support organic growth. Also contributing to the growth in compensation and benefits were increases in non-cash compensation of $6,123, severance expense of $6,009, incentive compensation of $5,611, contract labor costs of $2,993 and various other immaterial cost increases. As a percentage of total revenues, compensation and benefits increased from 40% in the nine months ended September 30, 2017 to 41% in the nine months ended September 30, 2018.

General and administration

General and administration expenses increased 13% from $90,178 in the nine months ended September 30, 2017 to $101,628 in the nine months ended September 30, 2018, primarily due to increases in systems costs of $5,067, external data and research services of $3,598, occupancy costs of $2,732, professional and legal fees of $1,626, and travel and entertainment expense of $1,276, partially offset by decreases in non-income tax expense of $1,858 and litigation related expense of $1,026. As a percentage of total revenues, general and administration expenses decreased from 18% in the nine months ended September 30, 2017 to 17% in the nine months ended September 30, 2018.

Depreciation and amortization

Depreciation and amortization expense increased 25% from $46,792 in the nine months ended September 30, 2017 to $58,294 in the nine months ended September 30, 2018, primarily due to increases in intangible asset amortization of $9,498, mainly attributable to the 2018 acquisition of FolioDynamix, and amortization of internally developed software of $1,917 driven by continued investment in our platforms. As a percentage of total revenues, depreciation and amortization expense increased from 9% in the nine months ended September 30, 2017 to 10% in the nine months ended September 30, 2018.

Income tax provision (benefit)

	Nine Months Ended
	September 30,
	2018	2017
Income (loss) before income tax provision (benefit)	$(14,140)	$(10,101)
Income tax provision (benefit)	(18,662)	10,824
Effective tax rate	132.0%	(107.2)%

For the nine months ended September 30, 2018, our effective tax rate differed from the statutory rate primarily due to the release of the Company’s valuation allowance as a result of deferred tax liabilities recorded with the acquisition of FolioDynamix as well as differences between the foreign tax rates and statutory US tax rate.

For the nine months ended September 30, 2017, our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company had placed on all US deferreds with the exception of indefinite-lived intangibles and unrepatriated foreign earnings and profits, resulting in no benefit being recognized for the tax loss in the US.

Segments

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 19 – Segment Information” to the condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | Yodlee – a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The following table reconciles income (loss) from operations by segment to consolidate net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Envestnet	$16,549	$18,955	$48,769	$48,277
Envestnet | Yodlee	(1,103)	(3,364)	(8,808)	(16,707)
Total segment income from operations	15,446	15,591	39,961	31,570
Nonsegment operating expenses	(12,051)	(11,243)	(37,299)	(27,833)
Other expense, net	(6,118)	(3,986)	(16,802)	(13,838)
Consolidated income (loss) before income tax provision (benefit)	(2,723)	362	(14,140)	(10,101)
Income tax provision (benefit)	(5,234)	1,682	(18,662)	10,824
Consolidated net income (loss)	2,511	(1,320)	4,522	(20,925)
Add: Net loss attributable to non-controlling interest	443	—	1,010	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$2,954	$(1,320)	$5,532	$(20,925)

Envestnet

The following table presents income from operations for the Envestnet segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Revenues:
Asset-based	$119,097	$106,147	12%	$358,361	$299,268	20%
Subscription-based	36,228	27,012	34%	101,836	77,720	31%
Total recurring revenues	155,325	133,159	17%	460,197	376,988	22%
Professional services and other revenues	2,142	2,789	(23)%	10,186	9,650	6%
Total revenues	157,467	135,948	16%	470,383	386,638	22%
Operating expenses:
Cost of revenues	60,275	52,957	14%	182,212	151,430	20%
Compensation and benefits	49,454	41,158	20%	149,391	119,378	25%
General and administration	19,767	16,464	20%	56,090	48,357	16%
Depreciation and amortization	11,422	6,414	78%	33,921	19,196	77%
Total operating expenses	140,918	116,993	20%	421,614	338,361	25%
Income from operations	$16,549	$18,955	(13)%	$48,769	$48,277	1%

Three months ended September 30, 2018 compared to three months ended September 30, 2017 for the Envestnet segment

Revenues

Total revenues increased 16% from $135,948 in the three months ended September 30, 2017 to $157,467 in the three months ended September 30, 2018. The increase was primarily due to an increase in asset-based revenues of $12,950 and an increase in subscription-based revenues of $9,216. Revenues from asset-based revenues decreased from 78% of total revenues in the three months ended September 30, 2017 to 76% of total revenues in the three months ended September 30, 2018.

Asset-based recurring revenues

Asset-based recurring revenues increased 12% from $106,147 in the three months ended September 30, 2017 to $119,097 in the three months ended September 30, 2018. The increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $11,847 of the increase as well as an increase in asset values applicable to our quarterly billing cycle in 2018, relative to the corresponding period in 2017. In the third quarter of 2018, revenues were also positively affected by new account growth and positive net flows of AUM/A.

The number of financial advisors with asset-based revenue on our technology platforms increased from 40,379 as of September 30, 2017 to 47,292 as of September 30, 2018 and the number of AUM/A client accounts increased from approximately 1,800,000 as of September 30, 2017 to approximately 2,300,000 as of September 30, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 34% from $27,012 in the three months ended September 30, 2017 to $36,228 in the three months ended September 30, 2018, primarily due to the 2018 acquisition of FolioDynamix which comprised $4,493 of the increase as well as continuing to add clients and selling additional services to existing clients.

Professional services and other revenues

Professional services and other revenues decreased 23% from $2,789 in the three months ended September 30, 2017 to $2,142 in the three months ended September 30, 2018, primarily due to a decrease in existing customer revenue attributable to Envestnet | Enterprise.

Cost of revenues

Cost of revenues increased 14% from $52,957 in the three months ended September 30, 2017 to $60,275 in the three months ended September 30, 2018, primarily due to the corresponding increase in asset-based recurring revenues, and the mix of such revenues, which is partially attributable to FolioDynamix. As a percentage of total revenues, cost of revenues decreased from 39% in the three months ended September 30, 2017 to 38% in the three months ended September 30, 2018.

Compensation and benefits

Compensation and benefits increased 20% from $41,158 in the three months ended September 30, 2017 to $49,454 in the three months ended September 30, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $4,237, primarily a result of the 2018 acquisition of FolioDynamix and an increase in headcount to support organic growth. An increase in severance of $2,862, non-cash compensation of $1,331, contract labor costs of $813, and various other immaterial cost increases also contributed to the increase in compensation and benefits partially offset by a decrease in incentive compensation of $1,189. As a percentage of total revenues, compensation and benefits increased from 30% in the three months ended September 30, 2017 to 31% in the three months ended September 30, 2018.

General and administration

General and administration expenses increased 20% from $16,464 in the three months ended September 30, 2017 to $19,767 in the three months ended September 30, 2018, primarily due to increases in restructuring charges and transaction costs of $2,102, occupancy costs of $684, external data and research services expenses of $683, and systems development costs of $592 partially offset by decreases in non-income tax expense of $593 and marketing costs of $234. As a percentage of total revenues, general and administration expenses increased from 12% in the three months ended September 30, 2017 to 13% in the three months ended September 30, 2018.

Depreciation and amortization

Depreciation and amortization expense increased 78% from $6,414 in the three months ended September 30, 2017 to $11,422 in the three months ended September 30, 2018. The increase was primarily due to the addition of intangible assets related to the 2018 FolioDynamix acquisition. As a percentage of total revenues, depreciation and amortization expense increased from 5% in the three months ended September 30, 2017 to 7% in the three months ended September 30, 2018. The increase in depreciation and amortization expense as a percentage of total revenues is primarily due to the intangible asset amortization related to the acquisition of FolioDynamix.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017 for the Envestnet segment

Revenues

Total revenues increased 22% from $386,638 in the nine months ended September 30, 2017 to $470,383 in the nine months ended September 30, 2018. The increase was primarily due to an increase in asset-based revenues of $59,093 and an increase in subscription-based revenues of $24,116. Revenues from asset-based revenues decreased from 77% of total revenues in the nine months ended September 30, 2017 to 76% in the nine months ended September 30, 2018.

Asset-based recurring revenues

Asset-based recurring revenues increased 20% from $299,268 in the nine months ended September 30, 2017 to $358,361 in the nine months ended September 30, 2018. The increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $37,281 of the increase as well as an increase in asset values applicable to our quarterly billing cycle in 2018, relative to the corresponding period in 2017. In the first two quarters of 2018, revenues were also positively affected by new account growth and positive net flows of AUM/A.

The number of financial advisors with asset-based revenue on our technology platforms increased from 40,379 as of September 30, 2017 to 47,292 as of September 30, 2018 and the number of AUM/A client accounts increased from approximately 1,800,000 as of September 30, 2017 to approximately 2,300,000 as of September 30, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 31% from $77,720 in the nine months ended September 30, 2017 to $101,836 in the nine months ended September 30, 2018, primarily due to the 2018 acquisition of FolioDynamix which comprised $13,463 of the Envestnet segment increase as well as continuing to add clients and selling additional services to existing clients.

Professional services and other revenues

Professional services and other revenues increased 6% from $9,650 in the nine months ended September 30, 2017 to $10,186 in the nine months ended September 30, 2018, primarily due to an overall increase in existing customers.

Cost of revenues

Cost of revenues increased 20% from $151,430 in the nine months ended September 30, 2017 to $182,212 in the nine months ended September 30, 2018, primarily due to the corresponding increase in asset-based recurring revenues, and the mix of such revenues, which is partially attributable to FolioDynamix, as well as an increase in Advisor Summit related costs. As a percentage of total revenues, cost of revenues remained consistent at 39% in the nine months ended September 30, 2017 and 2018.

Compensation and benefits

Compensation and benefits increased 25% from $119,378 in the nine months ended September 30, 2017 to $149,391 in the nine months ended September 30, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $16,689, primarily a result of the 2018 acquisition of FolioDynamix and an increase in headcount to support organic growth. An increase in severance of $5,916, contract labor costs of $2,579, non-cash compensation of $2,573, and incentive compensation of $1,769 also contributed to the increase in compensation and benefits. As a percentage of total revenues, compensation and benefits increased from 31% in the nine months ended September 30, 2017 to 32% in the nine months ended September 30, 2018.

General and administration

General and administration expenses increased 16% from $48,357 in the nine months ended September 30, 2017 to $56,090 in the nine months ended September 30, 2018, primarily due to increases in external data and research services expenses of $3,371, systems development costs of $2,511, occupancy costs of $2,189 and travel and entertainment costs of $953, partially offset by a decrease in non-income tax expense of $1,858. As a percentage of total revenues, general and administration expenses decreased from 13% in the nine months ended September 30, 2017 to 12% in the nine months ended September 30, 2018.

Depreciation and amortization

Depreciation and amortization expense increased 77% from $19,196 in the nine months ended September 30, 2017 to $33,921 in the nine months ended September 30, 2018. The increase was primarily due to the addition of intangible assets related to the 2018 FolioDynamix acquisition. As a percentage of total revenues, depreciation and amortization expense increased from 5% in the nine months ended September 30, 2017 to 7% in the nine months ended September 30, 2018. The increase in depreciation and amortization expense as a percentage of total revenues is primarily due to the intangible asset amortization related to the acquisition of FolioDynamix.

Envestnet | Yodlee

The following table presents loss from operations for the Envestnet | Yodlee segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Revenues:
Subscription-based	$39,966	$35,951	11%	$115,832	$102,955	13%
Professional services and other revenues	5,723	3,715	54%	16,068	11,224	43%
Total revenues	45,689	39,666	15%	131,900	114,179	16%
Operating expenses:
Cost of revenues	4,689	3,113	51%	13,313	9,601	39%
Compensation and benefits	25,495	23,463	9%	77,501	70,055	11%
General and administration	8,467	7,376	15%	25,521	23,634	8%
Depreciation and amortization	8,141	9,078	(10)%	24,373	27,596	(12)%
Total operating expenses	46,792	43,030	9%	140,708	130,886	8%
Loss from operations	$(1,103)	$(3,364)	(67)%	$(8,808)	$(16,707)	(47)%

Three months ended September 30, 2018 compared to three months ended September 30, 2017 for the Envestnet | Yodlee segment

Revenues

Total revenues increased 15% from $39,666 in the three months ended September 30, 2017 to $45,689 in the three months ended September 30, 2018. The increase was primarily due to an increase in revenues from subscription-based recurring revenues of $4,015. Revenues from professional services and other increased by $2,008.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 11% from $35,951 in the three months ended September 30, 2017 to $39,966 in the three months ended September 30, 2018, primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 54% from $3,715 in the three months ended September 30, 2017 to $5,723 in the three months ended September 30, 2018, primarily due to timing of new data analytics customer deployments and upgrades of existing data analytics customers.

Cost of revenues

Cost of revenues increased 51% from $3,113 in the three months ended September 30, 2017 to $4,689 in the three months ended September 30, 2018, primarily due to increases in hosting and payment processing services of $1,576 to support our overall revenue growth. As a percentage of total revenues, cost of revenues increased from 8% in the three months ended

September 30, 2017 to 10% in the three months ended September 30, 2018. The increase in cost of revenues as a percentage of total revenues is primarily due to a higher increase in expense compared to lower growth in quarterly revenues.

Compensation and benefits

Compensation and benefits increased 9% from $23,463 in the three months ended September 30, 2017 to $25,495 in the three months ended September 30, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $2,151 as a result of increased headcount to support organic growth, an increase in non-cash compensation expense of $490 and employee training and recruiting of $237. These increases were partially offset by a decrease in incentive compensation of $518. As a percentage of total revenues, compensation and benefits decreased from 59% in the three months ended September 30, 2017 to 56% in the three months ended September 30, 2018. The decrease in compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in compensation and benefit expenses.

General and administration

General and administration expenses increased 15% from $7,376 in the three months ended September 30, 2017 to $8,467 in the three months ended September 30, 2018, primarily due to increases in non-recurring related expenses of $334, software purchase and maintenance of $322, occupancy cost of $183. As a percentage of total revenues, general and administration expenses remained consistent at 19% in the three months ended September 30, 2017 and 2018.

Depreciation and amortization

Depreciation and amortization expense decreased 10% from $9,078 in the three months ended September 30, 2017 to $8,141 in the three months ended September 30, 2018, primarily due to a decrease in intangible asset amortization of $1,146 mainly related to amortization of Yodlee backlog intangible asset which is reaching the end of its useful life in November 2019 and is therefore amortizing at a significantly lower rate in 2018 compared to 2017 as a result of accelerated amortization in the early years. This decrease was partially offset by an increase of $209 in depreciation expense compared to the same period last year. As a percentage of total revenues, depreciation and amortization expense decreased from 23% in the three months ended September 30, 2017 to 18% in the three months ended September 30, 2018. The decrease in depreciation and amortization as a percentage of total revenues is primarily due to a higher revenue increase and a decrease in amortization expense.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017 for the Envestnet | Yodlee segment

Revenues

Total revenues increased 16% from $114,179 in the nine months ended September 30, 2017 to $131,900 in the nine months ended September 30, 2018. The increase was primarily due to an increase in revenues from subscription-based recurring revenues of $12,877. Revenues from professional services and other increased from 10% of total revenues in the nine months ended September 30, 2017 to 12% in the nine months ended September 30, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 13% from $102,955 in the nine months ended September 30, 2017 to $115,832 in the nine months ended September 30, 2018, primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 43% from $11,224 in the nine months ended September 30, 2017 to $16,068 in the nine months ended September 30, 2018, primarily due to timing of new data analytics customer deployments and upgrades of existing data analytics customers.

Cost of revenues

Cost of revenues increased 39% from $9,601 in the nine months ended September 30, 2017 to $13,313 in the nine months ended September 30, 2018, primarily driven by higher professional services and support revenues. Third party consulting and related services increased $1,556 due to new data analytics customer deployments and hosting and payment processing services increased $2,156 in support of our overall revenue growth. As a percentage of total revenues, cost of revenues increased from 8% in the nine months ended September 30, 2017 to 10% in the nine months ended September 30, 2018.

Compensation and benefits

Compensation and benefits increased 11% from $70,055 in the nine months ended September 30, 2017 to $77,501 in the nine months ended September 30, 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $5,080, as a result of increased headcount to support organic growth, an increase in incentive and variable compensation of $1,001, third party contract, employee training and recruiting costs totaling $514 and non-cash compensation expenses totaling $428. As a percentage of total revenues, compensation and benefits decreased from 61% in the nine months ended September 30, 2017 to 59% in the nine months ended September 30, 2018. The decrease in compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in compensation and benefit expenses.

General and administration

General and administration expenses increased 8% from $23,634 in the nine months ended September 30, 2017 to $25,521 in the nine months ended September 30, 2018, primarily due to increases in restructuring and transaction costs of $937, software purchase and maintenance of $840, occupancy cost of $541, marketing of $256 and non-recurring related expenses of $187 partially offset by a decrease in litigation related expenses of $1,026. As a percentage of total revenues, general and administration expenses decreased from 21% in the nine months ended September 30, 2017 to 19% in the nine months ended September 30, 2018. The decrease in general and administration as a percentage of total revenues is primarily due to a higher revenue increase compared to lower growth in general and administration expenses.

Depreciation and amortization

Depreciation and amortization expense decreased 12% from $27,596 in the nine months ended September 30, 2017 to $24,373 in the nine months ended September 30, 2018, primarily due to a decrease in intangible asset amortization of $3,400 mainly related to amortization of Yodlee backlog intangible asset which is reaching the end of its useful life in November 2019 and is therefore amortizing at a significantly lower rate in 2018 compared to 2017 as a result of accelerated amortization in the early years. This decrease was partially offset by an increase in depreciation and amortization expense of $178 compared to the same period last year. As a percentage of total revenues, depreciation and amortization expense decreased from 24% in the nine months ended September 30, 2017 to 18% in the nine months ended September 30, 2018. The decrease in depreciation and amortization as a percentage of total revenues is primarily due to a higher revenue increase and a decrease in amortization expense.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$5,478	$3,930	39%	$17,285	$9,646	79%
General and administration	6,573	7,313	(10)%	20,014	18,187	10%
Nonsegment operating expenses	$12,051	$11,243	7%	$37,299	$27,833	34%

Three months ended September 30, 2018 compared to three months ended September 30, 2017 for Nonsegment

Compensation and benefits

Compensation and benefits increased 39% from $3,930 in the three months ended September 30, 2017 to $5,478 in the three months ended September 30, 2018, primarily due to increases in non-cash compensation of $733, salaries, benefits and related payroll taxes of $580, and incentive compensation of $269.

General and administration

General and administration expenses decreased 10% from $7,313 in the three months ended September 30, 2017 to $6,573 in the three months ended September 30, 2018, primarily due to a decrease in restructuring charges and transaction costs of

$2,940 offset by increases in systems development costs of $927, professional and legal fees of $591 and other immaterial increases.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017 for Nonsegment

Compensation and benefits

Compensation and benefits increased 79% from $9,646 in the nine months ended September 30, 2017 to $17,285 in the nine months ended September 30, 2018, primarily due to increases in non-cash compensation expense of $3,122, salaries, benefits and related payroll taxes of $2,911, and incentive compensation of $1,759.

General and administration

General and administration expenses increased 10% from $18,187 in the nine months ended September 30, 2017 to $20,014 in the nine months ended September 30, 2018, primarily due to increases in systems development costs of $1,717, professional and legal fees of $1,679, insurance costs of $357, travel and entertainment costs of $334 and other immaterial increases offset by a decrease in restructuring charges and transaction costs of $2,770.

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

•
Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards we had net cash paid of $3,874 and $(1,449) for the nine months ended September 30, 2018 and 2017, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•
Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Total revenues	$203,156	$175,614	$602,283	$500,817
Deferred revenue fair value adjustment	26	15	92	120
Adjusted revenues	$203,182	$175,629	$602,375	$500,937

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (loss)	$2,511	$(1,320)	$4,522	$(20,925)
Add (deduct):
Deferred revenue fair value adjustment	26	15	92	120
Interest income	(619)	(58)	(1,403)	(108)
Interest expense	6,920	3,858	18,148	12,671
Accretion on contingent consideration and purchase liability	13	104	209	408
Income tax provision (benefit)	(5,234)	1,682	(18,662)	10,824
Depreciation and amortization	19,563	15,492	58,294	46,792
Non-cash compensation expense	10,603	8,048	29,574	23,451
Restructuring charges and transaction costs	4,096	4,608	10,033	10,235
Severance	4,408	1,597	8,269	2,260
Litigation related expense	—	—	—	1,033
Foreign currency	(431)	(116)	(1,002)	296
Non-income tax expense adjustment	(23)	571	(124)	1,734
Loss allocation from equity method investment	258	282	1,069	984
Loss attributable to non-controlling interest	488	26	1,072	377
Adjusted EBITDA	$42,580	$34,789	$110,092	$90,152

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (loss)	$2,511	$(1,320)	$4,522	$(20,925)
Income tax provision (benefit) (1)	(5,234)	1,682	(18,662)	10,824
Loss before income tax provision (benefit)	(2,723)	362	(14,140)	(10,101)
Add (deduct):
Deferred revenue fair value adjustment	26	15	92	120
Accretion on contingent consideration and purchase liability	13	104	209	408
Non-cash interest expense	4,435	2,931	9,335	7,784
Non-cash compensation expense	10,603	8,048	29,574	23,451
Restructuring charges and transaction costs	4,096	4,608	10,033	10,235
Severance	4,408	1,597	8,269	2,260
Amortization of acquired intangibles	13,477	10,377	40,831	31,333
Litigation related expense	—	—	—	1,033
Foreign currency	(431)	(116)	(1,002)	296
Non-income tax expense adjustment	(23)	571	(124)	1,734
Loss allocation from equity method investment	258	282	1,069	984
Loss attributable to non-controlling interest	488	26	1,072	377
Adjusted net income before income tax effect	34,627	28,805	85,218	69,914
Income tax effect (2)	(9,348)	(11,522)	(23,008)	(27,966)
Adjusted net income	$25,279	$17,283	$62,210	$41,948

Basic number of weighted-average shares outstanding	45,475,884	44,044,527	45,087,932	43,604,869
Effect of dilutive shares:
Options to purchase common stock	1,323,712	1,664,351	1,348,699	1,669,092
Unvested restricted stock units	719,564	736,657	832,848	637,580
Diluted number of weighted-average shares outstanding	47,519,160	46,445,535	47,269,479	45,911,541
Adjusted net income per share - diluted	$0.53	$0.37	$1.32	$0.91

(1)
For the three months ended September 30, 2018 and 2017, the effective tax rate computed in accordance with US GAAP equaled 192.2% and 464.6%, respectively. For the nine months ended September 30, 2018 and 2017, the effective tax rate computed in accordance with US GAAP equaled 132.0% and (107.2)%, respectively.

(2)	Estimated normalized effective tax rates of 27% and 40% have been used to compute adjusted net income for the three and nine months ended September 30, 2018 and 2017, respectively.

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

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$157,467	$45,689	$—	$203,156
Deferred revenue fair value adjustment	26	—	—	26
Adjusted revenues	$157,493	$45,689	$—	$203,182

Income (loss) from operations	$16,549	$(1,103)	$(12,051)	$3,395
Add:
Deferred revenue fair value adjustment	26	—	—	26
Accretion on contingent consideration and purchase liability	13	—	—	13
Depreciation and amortization	11,422	8,141	—	19,563
Non-cash compensation expense	5,010	3,165	2,428	10,603
Restructuring charges and transaction costs	2,198	310	1,588	4,096
Non-income tax expense adjustment	(147)	—	—	(147)
Severance	4,381	—	27	4,408
Other loss	—	—	135	135
Loss attributable to non-controlling interest	488	—	—	488
Adjusted EBITDA	$39,940	$10,513	$(7,873)	$42,580

	Three Months Ended September 30, 2017
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$135,948	$39,666	$—	$175,614
Deferred revenue fair value adjustment	—	15	—	15
Adjusted revenues	$135,948	$39,681	$—	$175,629

Income (loss) from operations	$18,955	$(3,364)	$(11,243)	$4,348
Add:
Deferred revenue fair value adjustment	—	15	—	15
Accretion on contingent consideration and purchase liability	104	—	—	104
Depreciation and amortization	6,414	9,078	—	15,492
Non-cash compensation expense	3,679	2,675	1,694	8,048
Restructuring charges and transaction costs	73	—	4,535	4,608
Non-income tax expense adjustment	571	—	—	571
Severance	1,519	78	—	1,597
Litigation related expense	—	—	—	—
Other gain	—	—	(20)	(20)
Loss attributable to non-controlling interest	26		—	26
Adjusted EBITDA	$31,341	$8,482	$(5,034)	$34,789

	Nine months ended September 30, 2018
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$470,383	$131,900	$—	$602,283
Deferred revenue fair value adjustment	84	8	—	92
Adjusted revenues	$470,467	$131,908	$—	$602,375

Income (loss) from operations	$48,769	$(8,808)	$(37,299)	$2,662
Add:
Deferred revenue fair value adjustment	84	8	—	92
Accretion on contingent consideration and purchase liability	209	—	—	209
Depreciation and amortization	33,921	24,373	—	58,294
Non-cash compensation expense	14,144	8,565	6,865	29,574
Restructuring charges and transaction costs	2,423	913	6,697	10,033
Non-income tax expense adjustment	(124)	—	—	(124)
Severance	7,859	383	27	8,269
Other loss	—	—	11	11
Loss attributable to non-controlling interest	1,072	—	—	1,072
Adjusted EBITDA	$108,357	$25,434	$(23,699)	$110,092

	Nine Months Ended September 30, 2017
	Envestnet	Envestnet | Yodlee	Nonsegment	Total
	(in thousands)
Revenues	$386,638	$114,179	$—	$500,817
Deferred revenue fair value adjustment	36	84	—	120
Adjusted revenues	$386,674	$114,263	$—	$500,937

Income (loss) from operations	$48,277	$(16,707)	$(27,833)	$3,737
Add:
Deferred revenue fair value adjustment	36	84	—	120
Accretion on contingent consideration and purchase liability	408	—	—	408
Depreciation and amortization	19,196	27,596	—	46,792
Non-cash compensation expense	11,571	8,137	3,743	23,451
Restructuring charges and transaction costs	768	—	9,467	10,235
Non-income tax expense adjustment	1,734	—	—	1,734
Severance	1,942	302	16	2,260
Litigation related expense	—	1,033	—	1,033
Other loss	—	—	5	5
Loss attributable to non-controlling interest	377	—	—	377
Adjusted EBITDA	$84,309	$20,445	$(14,602)	$90,152

Liquidity and Capital Resources

As of September 30, 2018, we had total cash and cash equivalents of $153,542 compared to $60,115 as of December 31, 2017. We plan to use existing cash as of September 30, 2018 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility to fund our ongoing operations or to fund potential acquisitions or other strategic activities. The Company funded the FolioDynamix acquisition with a combination of cash on the Company’s balance sheet, purchase consideration liabilities and borrowings under its revolving credit facility.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$83,314	$71,246
Net cash used in investing activities	(229,658)	(22,092)
Net cash provided by (used in) financing activities	238,976	(53,212)
Effect of exchange rate on changes on cash	(1,047)	170
Net decrease in cash, cash equivalents and restricted cash	91,585	(3,888)
Cash, cash equivalents and restricted cash, end of period	153,700	50,704

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2018 was $83,314 as compared to net cash provided by operating activities of $71,246 for the same period in 2017. The increase was primarily due to net income of $4,522 in the nine months ended September 30, 2018 compared to a net loss of $20,925 for the nine months ended September 30, 2017, an increase in depreciation and amortization of $11,502, an increase in stock based compensation of $6,123, partially offset by the change in deferred income taxes of $28,500 and a net decrease in the change in operating assets and liabilities of $6,460.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $229,658 compared to net cash used in investing activities of $22,092 for the same period in 2017. The change was primarily a result of an increase in cash disbursements for acquisitions of $193,509 combined with an increase in capitalization of internally developed software of $8,401 and purchases of fixed assets of $5,656.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $238,976 compared to net cash used in financing activities of $53,212 for the same period in 2017. The change was primarily the result of an increase in proceeds from issuance of the Convertible Notes due 2023 of $345,000 and an increase in proceeds from borrowings on the revolving credit facility of $160,000, partially offset by increases in payments on the revolving credit facility of $233,668, and debt issuance costs paid of $9,982.

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

Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2018. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

Leases

The Company rents office space under leases that expire at various dates through 2030. As of September 30, 2018, the Company’s future minimum lease commitments under these operating leases totaled $109,048.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the three and nine months ended September 30, 2018, 59% and 60%, respectively, of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net income to decrease.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and nine months ended September 30, 2018, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $1,251 and $3,615, respectively, to pre‑tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $1,024 and $2,957, respectively, to pre‑tax earnings.

A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the three and nine months ended September 30, 2018, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of $572 and $1,800, respectively, to pre‑tax earnings.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50 percent and 3.25 percent. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Credit Agreement. As of September 30, 2018, there was $0 of revolving credit amounts outstanding under the Credit Agreement.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For legal proceedings matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2018.  Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on Envestnet’s results of operations or cash flow in a particular quarter or year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
July 1, 2018 through July 31, 2018	2,432	$60.42	—	1,956,390
August 1, 2018 through August 31, 2018	24,024	61.30	—	1,956,390
September 1, 2018 through September 30, 2018	6,231	62.00	—	1,956,390

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of September 30, 2018, 1,956,390 of shares could still be purchased under this program.

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

________________________________

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

*Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017; (iv) the Condensed Consolidated Statement of Equity for the nine months ended September 30, 2018; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; (vi) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2018.

ENVESTNET, INC.

By:	/s/ Judson Bergman
Judson Bergman
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer