Form 10-K
period 2018-12-31
ENVESTNET, INC.
filed 2019-03-01
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34835
_________________________________________
Envestnet, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2018 as reported on The New York Stock Exchange on that date: $1,507,416,864. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, and (ii) officers and directors of the registrant, as of June 30, 2018, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

As of February 22, 2019, 48,149,473 shares of the common stock with a par value of $0.005 per share were outstanding.

Forward‑Looking Statements
Unless the context requires otherwise, the words “Envestnet,” “the Company,” “we,” “us” and “our” are references to Envestnet, Inc. and its subsidiaries as a whole.
This annual report on Form 10‑K contains forward‑looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward‑looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward‑looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward‑looking statements. These forward‑looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward‑looking statements we make in this annual report are set forth in Part I under “Risk Factors”; accordingly, investors should not place undue reliance upon our forward‑looking statements. Factors that may cause our actual results to differ materially from our forward‑looking statements may include, among others, statements relating to:

•	difficulty in sustaining rapid revenue growth, which may place significant demands on our administrative, operational and financial resources;

•	our ability to successfully identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies;

•	our ability to successfully execute the conversion of clients’ assets from their technology platform to our technology platforms in a timely and accurate manner;

•	the amount of our debt and our ability to service our debt;

•	the variability of our revenue from period to period;

•
the targeting of some of our sales efforts at large financial institutions and large Internet services companies which prolongs sales cycles, requires substantial upfront sales costs and results in less predictability in completing some of our sales;

•	the deployment of our solutions by customers and potential delays and risks inherent in the process;

•	the competitiveness of our solutions and services as compared to those of others;

•	the concentration of our revenues from the delivery of our solutions and services to clients in the financial services industry;

•	our reliance on a limited number of clients for a material portion of our revenue;

•	the impact of fluctuations in market conditions and interest rates on the demand for our products and services and the value of assets under management or administration;

•	changes in investing patterns on the assets on which we derive revenue;

•	the renegotiation of fees by our clients;

•	our ability to introduce new solutions and services;

•	our ability to maintain the security and integrity of our systems and facilities and to maintain the privacy of personal information and potential liabilities for data security breaches;

•	the effect of privacy regulations on how we operate our business;

•	liabilities associated with potential, perceived or actual breaches of fiduciary duties and/or conflicts of interest;

•	failure of our solutions, services or systems, or those of third parties on which we rely, to work properly;

•	the failure of our insurance to adequately protect us;

•	our dependence on our senior management team;

•	our ability to recruit and retain qualified employees;

•	regulatory compliance failures;

•	changes in laws and regulations, including tax laws and regulations;

•	adverse judicial or regulatory proceedings against us;

•	the failure to protect our intellectual property rights;

•	potential claims by third parties for infringement or their intellectual property rights;

•	risks associated with our international operations;

•	the impact of fluctuations in interest rates and turmoil in market conditions on our cost of borrowing and access to additional capital;

•	the impact of fluctuations in foreign currency exchange rates;

•	the uncertainty of the application and interpretation of certain tax laws;

•	changes in accounting principles and standards;

•	issuances of additional shares of common stock or issuances of shares of preferred stock or convertible securities on our existing stockholders;

•	general economic conditions, political and regulatory conditions; and

•	management’s response to these factors.
More information on these important factors that could cause actual results to differ materially from the forward looking statements we make in this annual report are set forth in Part I under “Risk Factors.” In addition, there may be other factors of which we are presently unaware or that we currently deem immaterial that could cause our actual results to be materially different from the results referenced in the forward‑looking statements. All forward‑looking statements contained in this annual report and documents incorporated herein by reference are qualified in their entirety by this cautionary statement. Forward‑looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward‑looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events, except as required by applicable law. If we do update one or more forward‑looking statements, no inference should be made that we will make additional updates with respect to those or other forward‑looking statements.
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
Except where we have otherwise indicated or the context otherwise requires, dollar amounts presented in this Form 10‑K are in thousands, except for the Report of Independent Registered Public Accounting Firm, Exhibits and per share amounts.

Item 1. Business
General
Envestnet is a leading provider of intelligent systems for wealth management and financial wellness. Envestnet’s unified technology enhances advisor productivity and strengthens the wealth management process. Envestnet empowers enterprises and advisors to more fully understand their clients and deliver better outcomes.
More than 3,500 companies, including 15 of the 20 largest U.S. banks, 43 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIA”), and hundreds of Internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences, and help drive better outcomes for enterprises, advisors and their clients.
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
Envestnet Segment
Envestnet empowers financial advisors at broker-dealers, banks and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. At the end of 2018, Envestnet’s platform assets grew to approximately $2 trillion in nearly 11 million accounts overseen by more than 96 thousand advisors.
Services provided to advisors include: financial planning, risk assessment tools, investment strategies and solutions, asset allocation models, research, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi‑custodian performance reporting and communication tools, plus data analytics.  Envestnet has access to a wide range of leading third‑party asset custodians.
We offer these solutions principally through the following product/services suites:

•
Envestnet | Enterprise – provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting.  Advisors have access to over 19,100 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics and digital advice capabilities to customers.

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

•
Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) – provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include nearly 4,000 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as over 1,200 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers an overlay service, which includes patented portfolio overlay and tax optimization services.

As the tables below indicate, Envestnet’s wealth management solutions have experienced steady and significant growth over the last several years. We believe this growth is attributable to secular trends in the wealth management industry, the uniqueness and comprehensiveness of our products, as well as acquisitions.
The following charts show growth in the number of advisors, accounts and assets supported by Envestnet, distinguishing those metrics between assets under management or administration (“AUM/A”) and subscription. Beginning March 31, 2018 and for periods thereafter, subscription metrics include assets, accounts and advisors associated with Envestnet | Tamarac performance reporting, where applicable. Previously, Envestnet | Tamarac’s metrics were limited to those associated with its rebalancer solution. Prior period metrics have been conformed to the new definition in the tables shown below:
AUM/A & Subscription Advisors

100,000
75,000
50,000
25,000
0
96,340
66,051
59,479
51,810
41,665
31,201
2013
2014
2015
2016
2017
2018

Asset Type	2013	2014	2015	2016	2017	2018
AUM/A	22,838	28,605	33,775	36,483	40,485	40,103
Subs.	8,363	13,060	18,035	22,996	25,566	56,237

AUM/A & Subscription Accounts
(in thousands)

11,000
10,000
9,000
8,000
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
2,288
2,991
3,631
6,137
6,958
10,864

Asset Type	2013	2014	2015	2016	2017	2018
AUM	211	310	490	545	686	816
AUA	525	667	808	995	1,218	1,183
Subs.	1,552	2,014	2,333	4,597	5,054	8,865

AUM/A & Subscription
($ in billions)

2,757
2,500
2,000
1,704
1,500
1,325
1,064
1,000
849
581
500
0
2013
2014
2015
2016
2017
2018

Asset Type	2013	2014	2015	2016	2017	2018
AUM	46	72	93	105	142	151
AUA	132	174	197	242	308	292
Subs.	403	603	774	978	1,254	2,314

Envestnet | Yodlee Segment
Envestnet | Yodlee is a leading data aggregation and data intelligence platform. As an artificial intelligence (“AI”) and data specialist, Envestnet | Yodlee gathers, refines and aggregates a massive set of end-user permissioned transaction level data, combines them with financial applications, reports, market research analysis, and application programming interfaces (“APIs”) for its customers.
More than 1,100 financial institutions, financial technology innovators and financial advisory firms, including 15 of the 20 largest U.S. banks, subscribe to the Envestnet | Yodlee platform to underpin personalized financial apps and services for over 23 million paid subscribers.
Envestnet | Yodlee serves two main customer groups: financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.

•
The Financial Institutions group provides customers with secure access to open APIs, end-user facing applications powered by our platform and APIs (“FinApps”), and reports. Customers receive end user-permissioned transaction data elements that we aggregate and cleanse. Envestnet | Yodlee also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business solutions. They are targeted at the retail financial, wealth management, small business, card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Yodlee’s Expense FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 20,000 sources, including banking, investment, loan, and credit card information.

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

Market Opportunity
The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household financial assets totaled approximately $90 trillion as of September 30, 2018, representing a sizeable wealth management opportunity. According to Capgemini's 2018 World Wealth report, global high-net-worth financial wealth is on course to exceed $100 trillion by 2025, up $30 trillion from 2017.
In the next 5-10 years, fewer firms will manage far more assets at a significantly lower cost. Industry margins will be squeezed making scale and operational efficiency far more important. Firms will need to integrate technology in all areas of the business and develop a clear strategy for the future. As low-cost products gain share and larger firms benefit from scale economies, there will likely be further consolidation and new forms of collaboration.
A number of significant trends are impacting the wealth management industry. Market forces are converging to bring about changes in wealth management, including those described below:

•	More consumers are recognizing the need for advice and are willing to pay for it. Consumers are also becoming more cost conscious and tech savvy. They want advice to be objective and non-conflicted.

•	Investment advice will be rooted in financial planning and centered on achieving investor goals.

•
There are significant gaps between the services investors actually receive and the wealth management services they would like to receive. The key change that wealth managers must deliver today is personalization.

•
Federal and state regulations and investor demand are changing, and a fiduciary standard is expected to become more broadly applicable in the investor-advisor relationship. According to Cerulli Associates Managed Accounts Qualitative Update 2018, fiduciary assets represented approximately 45% of industry assets as of 2017.

•
Based on data from Cerulli Associates, fee-based financial advisory services topped $10 trillion in 2017 and advisors had discretion over 57% of managed account assets in 2017 which is expected to climb to 59% by 2021.

•
Advisors are personally managing $2.8 trillion in assets but as Envestnet’s September 2018 Envestat showed, those advisors who attempt to “do it all” are experiencing mixed results, at best. Only a small percentage of advisors succeed at outperforming the market, and those advisors who do so have relatively fewer accounts and assets in their care. This opens the door to potentially more outsourcing of investment management by advisors to professional money managers and strategists.

•
According to various media sources, a massive wealth transfer estimated at $30 trillion is expected to take place over the next 30 to 40 years as baby boomers transition assets to their offspring (Gen X and Gen Y), who tend to favor greater use of technology in their engagement with advisors and prefer access to advice and their assets anywhere, anytime, and on any device.

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

•
We are entering a new era of the unified advisory platform (“UAP”), a single, all-encompassing platform, which creates one advisory superstructure. The UAP will drive profound changes throughout the financial services industry and will remove structural silos. The most important feature of a UAP is the aggregation of all programs on a unified technology architecture. The UAP gives advisors a comprehensive view of a client's entire household portfolio. It simplifies portfolio management by allowing the advisor to organize all the client's advisory accounts from a single desktop portal. Nearly half of managed account sponsors are moving towards a single account architecture, but three-quarters of firms say this could take more than a year or two to achieve.

These trends are impacting Envestnet’s business and creating a significant market opportunity for technology‑enabled investment solutions and services like ours.
A technological shift is also underway in the broader financial services industry. Outdated enterprise hardware and software are being replaced by cloud-driven solutions that are easier and less expensive to implement, update and manage. Banks continue to spend heavily on IT in order to compete effectively in an increasingly competitive environment. The addressable market opportunity is large.

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

•	It is widely believed that technology is set to disrupt all areas of wealth management. Studies have shown that:

◦	58% of an advisor’s occupation can be digitized using AI;

◦	73% of 18 to 34 year olds would try a tech firm’s credit card, deposit account, investment or mortgage; and

◦	69% of advisory firms’ websites are optimized for mobile use.

•
A report from Roubini Thought Lab indicated that by 2022, the “SMAC” stack (social, mobile, analytics, and cloud) will become a necessity for investment providers, and over half of those surveyed plan to use a cloud platform to replace their legacy systems. Digitally advanced firms now spend approximately 17% of their revenue on technology and plan to increase that investment to 24% by 2022.

•
Given that clients expect to be able to access their account information from any device at any time, advisors (and financial services firms in general) must be prepared to interact with clients through a wider range of communication channels. New technologies are being adopted by wealth management firms to better communicate with clients and give them the same type of experience they receive in other aspects of their lives, such as using devices like Amazon’s Alexa and video performance reports.

As we continue to expand our presence in the markets outlined above, the number of potential end users who use our solutions increases dramatically. Our potential end user base includes any consumer of financial services on the Internet—and this end user could be a paid user of Envestnet | Yodlee many times over across multiple customers and products.
Business Model
Envestnet’s business model lends itself to a high degree of recurring and predictable revenues. Envestnet provides asset-based, subscription-based and professional services on a business-to-business-to-consumer (“B2B2C”) basis to financial services clients, whereby customers offer solutions based on our platform to their end users. On a business-to-business (“B2B”) basis, we deliver an open platform to customers and third-party developers through an open API framework. We believe that a number of characteristics contribute to the success of our business model, including:

•	Favorable trends with respect to growth in fee-based assets and need for advanced technology;

•	Recurring and resilient revenue base; and

•	Strong customer retention.
Revenue is generated in the following three categories:
Asset-based recurring revenues
Asset-based recurring revenues primarily consist of fees for providing customers continuous access to platform services through the Company’s uniquely customized platforms. These platform services include investment manager research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing and back office and middle-office operations and administration and are made available to customers throughout the contractual term from the date the customized platform is launched.

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

In approximately 90% of asset‑based fee arrangements, customers are billed at the beginning of each quarter based on the market value of customer assets on our wealth management platforms as of the end of the prior quarter, providing for a high degree of revenue visibility in the current quarter. Revenue may fluctuate from quarter to quarter based on changes in asset values, fee rates on those asset values and asset flows.

Subscription-based recurring revenues
Subscription-based recurring revenues primarily consist of fees for providing customers continuous access to the Company’s platform for wealth management and financial wellness. The subscription-based fees generally include fixed fees and or usage-based fees.

Envestnet’s subscription fees are also highly predictable because they are generally established in multi‑year contracts providing longer‑term visibility regarding that portion of total revenues.
Subscription fees vary based on the scope of technology solutions and services being used, and are priced in a variety of constructs based on the size of the business, number of users or number of accounts, and in many cases can increase over time based on the growth of these factors.
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
We have historically made significant investments in platform development in order to enhance and expand our technology platforms and expect to continue to make significant investments in the future. In the years ended December 31, 2018, 2017 and 2016, we incurred technology development costs totaling approximately $52,840, $40,800 and $38,100, respectively. Of these costs, we capitalized approximately $24,000, $12,600 and $8,600, respectively, as internally developed software. We expect to continue focusing our technology development efforts principally on adding features to increase our market competitiveness, enhancements to improve operating efficiency, address regulatory demands and reduce risk and client‑driven requests for new capabilities.
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
Our data aggregation platform collects a wide variety of end user-permissioned transaction-level data from over 20,000 sources and puts it in a common repository. Envestnet | Yodlee developed robust proprietary technology and processes and established relationships that allow us to curate these data sources and expand our access to new data sources. Over 60% of this data is collected through structured feeds from our FI customers and other FIs. These structured feeds, which consist of either batch files pushed to us or real-time access, provide this critical data efficiently and at scale. Where we do not have direct connections, we capture data using our proprietary information-gathering techniques.
Beyond collecting data, our data aggregation platform performs a data refining process and augments the data with additional information from a variety of other sources. We enrich the data with a proprietary twelve-step process, adding such elements as categorization and merchant identification for bank or credit card account data and security identification, classification and normalization for investment data. As our platform usage grows and is exposed to more users and use cases, the system benefits from machine learning algorithms to better normalize, categorize and process large amounts of data, allowing our network to become more effective, efficient and valuable to our customers. Utilizing this enhanced data, including consolidated data from within our FI customers and account data regarding accounts at other FIs, our data intelligence organizes, analyzes and presents it in a manner that helps our customers offer personalized solutions that enable their consumers to achieve better financial outcomes.
Our analytics platform provides a highly scalable cloud based environment that supports a cost effective and secure way of handling very large data sets, permitting us to develop and test new machine learning algorithms and transform these data sets using the resulting models. The results of the computations can be accessed interactively, as files, or via API access through our data aggregation platform.
Our money movement solutions facilitate payment flows. Our customers can debit and credit consumer and small business accounts in real time or in batches and route payments between accounts (funds transfer), to billers (bill pay), or to other individuals (peer to peer). Designed to be run as a service, our money movement solutions allow us to operate these functionalities in the cloud and quickly adapt to new payment systems. Our payment engine, which is a principal component of our money movement solutions, is a task-based payment processing platform that controls all payment activity across cobrands, originators, processors and billers.
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

•
Financial institutions. We serve global banks through financial applications. Envestnet | Yodlee Retail Banking solution is a set of innovative FinApps providing consumers with a clear picture and greater insight into their financial lives. It enables customers to consolidate all their financial account information in one place, giving them a better handle on their money. Personalized tools allow them to manage, and meet their financial goals – which in turn makes them more engaged and more loyal customers.

•
Other financial technology providers. We work with a variety of firms who provide technology to the financial services industry. We provide FinApps, personal financial management tools and data aggregation capabilities to companies in online lending, e-commerce and payments, digital advice and wealth management and other web development firms.

Sales and Marketing
Our sales teams are organized based on our customers.

•
Our advisor-facing sales teams are field sales professionals supported by internal consultants, organized regionally, responsible for supporting firms and investment advisors who are customers of Envestnet. They help advisors create investment proposals, navigate Envestnet’s wealth management platform and facilitate new business. Our Platform Consulting Group helps advisors utilize Envestnet’s wealth management platform effectively and efficiently. They are subject matter experts on advisor managed programs, unified managed accounts (“UMA”), proposal guidance and site navigation. They provide consulting services to a number of large clients. Envestnet’s PMC Consulting team of investment professionals provide a variety of portfolio and investment management consulting services to RIAs and broker-dealer advisors using Envestnet’s wealth management platform.

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

Our marketing efforts are focused on initiatives to drive global company, brand and solutions awareness and significant lead generation and sales acceleration across our whole business. These initiatives include educating the market about our solutions, achieving recognition as the industry leader through awards, speaking engagements, thought leadership articles, data trends and metrics and high profile interviews. We use advertising and public relations to communicate our message to our target markets.
To implement our marketing efforts, we generally employ paid print and online advertisements in a variety of industry publications, as well as promotions that include e-blast campaigns and sponsored webinars for financial advisors. We also partner with independent broker‑dealers on direct mail campaigns targeting such firms’ financial advisors to describe the investment solutions and services that we offer, produce brochures and presentations for financial advisors to use with their clients and we create Internet pages or sites to promote our investment solutions and services. Envestnet | Yodlee employs a variety of integrated sales and marketing initiatives, including hosted demand generation webinars, sponsorship and partnership of key industry conferences, customer and developer-focused events and programs, incubator efforts and other high-profile activities designed to demonstrate thought leadership and engage new audiences in actionable and measurable ways. We employ many tools, including web and social properties, integrated creative campaigns consisting of online advertising, digital content marketing, direct mail and blogs. Envestnet | Yodlee also supports industry analyst relations and media relations activities. In addition, our marketing efforts develop FI customer best practices tools to drive deeper consumer activity and engagement.

Competition
Within wealth management, we compete on the basis of several factors, including:

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
Our subsidiaries Envestnet Asset Management, Inc. (“EAM”), Envestnet Portfolio Solutions, Inc. (“EPS”) and, FDX Advisors, Inc. and ERS operate investment advisory businesses. These subsidiaries are registered with the U.S. Securities and Exchange Commission (“SEC”) as “investment advisers” under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are regulated thereunder. They may also provide fiduciary services as defined in Section 3(21)(A)(ii) of the Employee Retirement Income Security Act of 1974 (“ERISA”), including acting as an “investment manager” (as defined in Section 3(38) of ERISA). As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, it could have a substantial effect on our business. EAM serves as the investment adviser to two mutual funds. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities and detailed operating requirements, including restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees and provide extensive and ongoing disclosure to clients. The application of these requirements to wrap fee programs is particularly complex and the SEC has in the past scrutinized firms’ compliance with these requirements. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Although we believe we are in compliance in all material respects with the requirements of the Advisers Act and the Investment Company Act and the rules and interpretations promulgated thereunder, our failure to comply with such laws, rules and interpretations could have a material adverse effect on us.
Portfolio Brokerage Services, Inc., (“PBS”), our broker-dealer subsidiary, is registered as a broker-dealer with the SEC under the Exchange Act, in all 50 states and the District of Columbia. In addition, PBS is a member of the Financial Industry Regulatory Authority (“FINRA”), the securities industry self-regulatory organization that supervises and regulates the conduct and activities of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA and the SEC conduct periodic examinations of the operations of its members, including PBS. Violation of applicable regulations can result in the suspension or revocation of a broker-dealer’s registration, the imposition of censures or fines and the suspension or expulsion of the broker-dealer from FINRA. PBS is subject to minimum net capital requirements under the Exchange Act, SEC and FINRA rules and conducts its business pursuant to the exemption from the SEC’s customer protection rule provided by Rule 15c3-3(k)(2)(i) under the Exchange Act. As of December 31, 2018, PBS was required to maintain a minimum of $100 in net capital and its actual net capital was $1,259.
Envestnet | Yodlee is examined on a periodic basis by various regulatory agencies. For example, Envestnet | Yodlee is a supervised third-party technology service provider subject to multi-agency supervisory examinations in a wide variety of areas based on published guidance by the Federal Financial Institutions Examination Council. These examinations include examinations of Envestnet | Yodlee’s management, acquisition and development activities, support and delivery, IT and disaster preparedness and business recovery planning. The Office of the Comptroller of the Currency (the “OCC”) is the agency in charge of these examinations.
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
Our subsidiaries are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC and OCC, broad administrative powers. In the event of a failure to comply with these laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on the permissibility of our regulated subsidiaries and our other subsidiaries to engage in business for specified periods of time, censures, fines and the revocation of registration as a broker-dealer or investment adviser, as applicable. Additionally, the securities laws and other regulations applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.
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

•
On at least a quarterly basis, the client is provided with a statement containing a description of all activity in the client’s account during the preceding period, including all transactions made on behalf of the account, all contributions and withdrawals made by the client, all fees and expenses charged to the account and the value of the account at the beginning and end of the period; and

•
For all of the programs, each client retains, with respect to all securities and funds in the client’s account, the right to withdraw securities or cash, vote securities, or delegate the authority to vote securities to another person, receive written confirmation or other notification of each securities transaction by the client’s independent custodian and proceed directly as a security holder against the issuer of any security in the client’s account without the obligation to include us or any other client of the program in any such action as a condition precedent to initiating such proceeding.

Employees
As of December 31, 2018, we had 3,920 employees, including employees in operations, research and development, engineering and systems, executive and corporate functions, sales and marketing and investment management and research. Of these 3,920 employees, 1,429 were located in the United States, 2,475 were located in India and 16 were located in other international locations. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is positive.

Executive Officers of the Registrant
The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
Judson Bergman	62	Chairman, Chief Executive Officer, Director
Anil Arora (1)	58	Vice Chairman, Chief Executive of Envestnet | Yodlee
William Crager	54	President
Peter D’Arrigo	51	Chief Financial Officer
Scott Grinis	57	Chief Technology Officer
Shelly O’Brien	53	Chief Legal Officer, General Counsel and Corporate Secretary
Brandon Thomas	55	Chief Investment Officer
Josh Mayer	45	Chief Operating Officer

(1)	We previously announced that, on February 28, 2019, Mr. Arora stepped down as Vice Chairman and Chief Executive of Envestnet | Yodlee.

Judson Bergman—Mr. Bergman is the founder of our company and has served as our Chairman, Chief Executive Officer and a director since 1999. Prior to founding our company, Mr. Bergman was Managing Director at Nuveen Investments, Inc. (“Nuveen”), a diversified investment manager. Mr. Bergman received an MBA in finance and accounting from Columbia University and a BA from Wheaton College.
Anil Arora—Mr. Arora has served as Vice Chairman and Chief Executive Officer of Envestnet | Yodlee since November 2015. Prior to then, he was President and Chief Executive Officer and was a member of the board of directors of Yodlee, Inc. since February 2000. Mr. Arora served as the Chairman of the board of directors of Yodlee, Inc. since March 2014. Prior to joining Yodlee, Mr. Arora served in various positions with Gateway, Inc. Mr. Arora holds an MBA from the University of Michigan, Stephen M. Ross School of Business, and a BS in business administration from Rockford College.
William Crager—Mr. Crager has served as our President since 2002. Prior to joining us, Mr. Crager served as Managing Director of Marketing and Client Services at Rittenhouse Financial Services, Inc., an investment management firm affiliated with Nuveen. Mr. Crager received an MA from Boston University and a BA from Fairfield University, with a dual major in economics and English.
Peter D’Arrigo—Mr. D’Arrigo has served as our Chief Financial Officer since 2008. Prior to joining us, Mr. D’Arrigo worked at Nuveen where he served as Treasurer since 1999, as well as holding a variety of other titles after joining them in 1990. Mr. D’Arrigo received an MBA from the Northwestern University Kellogg Graduate School of Management and an undergraduate degree in applied mathematics from Yale University.
Scott Grinis—Mr. Grinis has served as our Chief Technology Officer since 2004. Prior to joining us, Mr. Grinis co‑founded Oberon Financial Technology, Inc., our subsidiary, prior to its acquisition by us. Mr. Grinis received a BS and an MS degree in electrical engineering from Stanford University.
Shelly O’Brien—Ms. O’Brien has served as our Chief Legal Officer, General Counsel and Corporate Secretary since 2002. Prior to joining us, Ms. O’Brien was General Counsel and Director of Legal and Compliance for ING (U.S.) Securities, Futures & Options Inc., a broker‑dealer, and futures commission merchant. Ms. O’Brien received a degree in political science from Northwestern University, a JD from Hamline University School of Law, and an LLM in taxation from John Marshall Law School.
Brandon Thomas—Mr. Thomas is a co‑founder of our company and has served as Chief Investment Officer and Managing Director of Portfolio Management Consultants, our internal investment management and portfolio consulting group, since 1999. Prior to joining us, Mr. Thomas was Director of Equity Funds for Nuveen. Mr. Thomas received an MBA from the University of Chicago, a JD from DePaul University and is a graduate of Brown University.
Josh Mayer—Mr. Mayer was appointed Chief Operating Officer in April 2014. Previously, he served as Envestnet’s Executive Vice President and Director of Operations from January 2011 to April 2014, and as Envestnet’s Senior Vice President, Head of Operations from 2004 to January 2011. From 2000 to 2004, Mr. Mayer served as the Director of Operations for Oberon Financial Technology, which was acquired by Envestnet in 2004. Mr. Mayer holds a Bachelor of Arts and Sciences from Georgetown University.
Securities Exchange Act Reports
The Company maintains a website at the following address: http://www.envestnet.com.
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports of Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information available with, or furnish it to, the SEC. The information on the Company's website is not incorporated by reference in this Annual Report on Form 10-K. The SEC also maintains a website at the following address, through which this information is available:
http://www.sec.gov.

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
Our revenues during the three years ended December 31, 2018 have grown at a compound annual growth rate of 19%. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend on, among other things, our ability to successfully grow our total assets under management and administration by adding new investment solutions and services and add additional clients. If we are unable to implement our growth strategy, adding new investment solutions and services and gain new clients, our results of operations, financial condition or business may be materially adversely affected.
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
Our growth strategy includes growing through acquisitions and acquisitions involve a number of risks.
We expect to grow our business by, among other things, making acquisitions. Over the past four years we have completed a number of acquisitions. Acquisitions involve a number of risks. They can be time‑consuming and may divert management’s attention from day‑to‑day operations. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Acquisitions might also result in losing key employees. In addition, we may fail to successfully integrate acquisitions. We may also fail to generate enough revenues or profits from an acquisition to earn a return on the associated purchase price.

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
As of December 31, 2018, we had no borrowings outstanding under our revolving credit facility (the “Second Amended and Restated Credit Agreement”), $172,500 of outstanding 1.75% convertible notes due in 2019 (the “2019 Notes”) and $345,000 of outstanding 1.75% convertible notes due in 2023 (the “2023 Notes”). As of December 31, 2018, we had an additional $350,000 available under our Second Amended and Restated Credit Agreement. This indebtedness could, among other things:

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
Our revenue may fluctuate from period‑to‑period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following events, as well as other factors described elsewhere in this document:

•	a decline or slowdown of the growth in the value of financial market assets, which may reduce the value of assets under management and administration and therefore our revenues and cash flows;

•	negative public perception and reputation of the financial services industry, which would reduce demand for our investment solutions and services;

•	unanticipated changes to economic terms in contracts with clients, including renegotiations;

•	downward pressure on fees we charge our clients, which would therefore reduce our revenue;

•	changes in laws or regulations that could impact our ability to offer investment solutions and services;

•	failure to obtain new clients;

•	cancellation or non‑renewal of existing contracts with clients;

•	failure to protect our proprietary technology and intellectual property rights;

•	unanticipated delays in connection with the conversion of client assets onto our technology platforms;

•	changes to or a reduction in the suite of investment solutions and services we provide to, or used by, existing clients;

•	changes in our pricing policies or the pricing policies of our competitors to which we have to adapt;

•	adverse effects from actual or perceived errors, breaches of contract, confidentiality, privacy, or fiduciary obligations;

•	fluctuations in currency exchange rates; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.

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
In our wealth solutions technology solutions business, we compete with many different types of companies that vary in size and scope, including custodians, turnkey asset management platforms, data and analytics providers, and other financial technology companies. Representative examples of competitors include Pershing LLC (a subsidiary of BNY Mellon Corporation), AssetMark, Inc., Advent Software (a subsidiary of SS&C Technologies Holdings, Inc.), Orion Advisor Services, and Plaid Technologies Inc. Competition is discussed in greater detail under “Business—Competition” included in this

Form 10‑K. In addition, some of our clients have developed or may develop the in‑house capability to provide the technology and/or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisors, obviating the need to hire us, and they may offer these services to third‑party financial advisors or financial institutions, thereby competing directly with us for that business.
Many of our competitors in this business have significantly greater resources than we do. These resources may allow our competitors to respond more quickly to changes in demand for investment solutions and services, to devote greater resources to developing and promoting their services and to make more attractive offers to potential clients and strategic partners, which could hurt our financial performance.
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
Our Envestnet | Yodlee group competes with other financial technology companies, global payment networks, credit bureaus and data and analytic providers. While we do not believe any single company in the data aggregation and data intelligence space offers a comprehensive platform with diverse features such as ours, representative examples of competitors include Intuit, Inc., Plaid Inc. and Fiserv, Inc.
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
We expect competition to increase as other companies continue to evolve their offerings and as new companies enter our market. New companies entering our market may choose to offer internally-developed solutions at little or no additional cost to their end users by bundling them with their existing applications and solutions. Increased competition is likely to result in pricing pressures, which could negatively impact our gross margins.
Our failure to successfully compete in any of the above‑mentioned areas could result in reduced revenues or lack of market share which could have a material adverse effect on our results of operations, financial condition or business. Competition could also affect the revenue mix of services we provide, resulting in decreased revenues in lines of business with higher profit margins.
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
A limited number of clients account for a material portion of our revenue. Renegotiation or termination of our contracts with any of these clients could have a material adverse effect on our results of operations, financial condition or business.
For the years ended December 31, 2018, 2017 and 2016, revenues associated with our relationship with our single largest client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 17%, 17% and 15% respectively, of our total revenues and our ten largest clients accounted for 31%, 37% and 36%, respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. A substantial majority of our revenues associated with Fidelity is derived from ongoing asset-based platform service fees paid by firms, advisors or advisors’ clients obtained through the Fidelity relationship. A majority of our agreements with financial advisors generally provide for termination at any time. The license agreement with Fidelity, which accounted for less than 1% of our revenue in the year ended December 31, 2018, is subject to renewal on an annual basis. If Fidelity or a significant number of our most important clients were to renegotiate or terminate their contracts with us, our results of operations, financial condition or business could be materially adversely affected.
A substantial portion of our revenue is based on fees earned in the value of assets under management or administration. Changes in market and economic conditions could lower the value of assets on which we earn revenues and could decrease the demand for our investment solutions and services.
Asset‑based fees make up a significant portion of our revenues. Asset‑based fees represented 59%, 60% and 61% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. We expect that asset‑based fees will continue to represent a significant percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a particular investment or strategy. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset‑based fees could be materially adversely affected. Our asset-based fees are generally calculated quarterly using the value of assets at the end of each calendar quarter. Our methodology may result in lower fees if the financial markets are down when fees are calculated, even if the market had performed well earlier in the quarter.
We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic conditions and general trends in business and finance that are beyond our control. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn, investors may choose to withdraw assets from financial advisors, which we refer to as “redemptions”, and transfer them to investments that are perceived to be more secure, such as bank deposits and Treasury securities, and on which we might not earn fees. For example, in late 2007 and through the first quarter of 2009, the financial markets experienced a broad and prolonged downturn, our redemption rates were higher than our historical average, and our results of operations, financial condition and business were materially adversely affected. Any prolonged downturn in financial markets or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business. Historically, redemption rates have typically increased during periods where there has been a significant downturn in financial markets. Any potential decline in assets on which we earn fees would not necessarily be proportional to, and in total, could be greater than the overall market decline.
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
Our investment advisory clients that pay us asset‑based fees may seek to negotiate a lower fee percentage, which could limit the growth of, or decrease, our revenues.
A significant portion of our revenues are derived from asset‑based fees. Asset‑based fees represented 59%, 60% and 61% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Our investment advisory clients may, for a number of reasons, seek to negotiate a lower asset‑based fee percentage. For example, an increase in the use of index‑linked investment products by the clients of our financial advisor clients may result in lower fees being paid to our clients, and our clients may in turn seek to negotiate lower asset‑based fee percentages for our services. In addition, as competition among our clients increases, they may be required to lower the fees they charge to their clients, which could cause them to seek to decrease our fees accordingly. If our fee percentage declines, our revenue growth may be slower than it would have been had we not reduced our fees, despite increasing assets on which we derive fees. Any of these factors could result in a decline in our asset‑based fees, which could have a material adverse effect on our results of operations, financial condition or business.
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
We must continue to introduce new investment solutions and services and enhancements to address our clients’ changing needs, market changes, regulations, and technological developments and failure to do so could have a material adverse effect on our results of operations, financial condition or business.
The market for our investment solutions and services is characterized by shifting client demands, evolving market practices, new and evolving regulations, and for some of our investment solutions and services, rapid technological change. Changing client demands, new market rules and practices, or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services and investment solution and service enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development costs of approximately $52,840, $40,800 and $38,100 in the years ended December 31, 2018, 2017 and 2016, respectively. We expect that our technology development costs will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.
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
A data security breach of the systems on which sensitive user data and account information are stored could lead to private claims or regulatory actions, including fines, against us. Many of our agreements with clients do not limit our potential liability for breaches of confidentiality, and consequential damages. If any person, including any of our employees, contractors, or consultants, penetrates our network security, misappropriates or mishandles sensitive data, inadvertently or otherwise, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our revenue and profitability. In addition, our customer contracts typically require us to meet specified minimum system security and privacy standards. If a data security breach occurs and we have not been in compliance with these standards, we could be liable for breach of contract claims brought by our customers.
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
Privacy regulations or concerns can affect the way in which we do business and require us to incur significant costs.
As part of our business, we gather, refine and aggregate end user-permissioned, non-identified transaction level data which we then provide to customers as data analytics solutions and market research solutions. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use of this data. New laws in this area have been passed by several jurisdictions imposing restrictions on our use of this data, and other jurisdictions are considering imposing additional restrictions. Furthermore, our use of this data is subject to the consent of our customers. Although our arrangements with customers generally permit us to use non-identified transaction level data, some customers decline to permit the use of this data. The inability to use data from customers may limit the usefulness of the data that we gather and use. Any restrictions on our use of this data, whether regulatory or contractual, could affect the way we do business or limit the usefulness of our solutions and services which could adversely affect our business.
We are subject to numerous laws, industry standards and contractual obligations relating to the collection, use, and security of end user data. We have incurred, and will continue to incur, significant expenses to comply with these requirements. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase.

Our investment advisory services may subject us to liability for losses that result from potential, perceived or actual breaches of our fiduciary duties.
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
Our Envestnet | Yodlee data aggregation solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of December 31, 2018, we receive over 60% of this data through structured data feeds that are provided under the terms of our contracts with most of our financial institution, or FI, customers. Although all of the information we currently gather is end user-permissioned, non-identified data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.
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
We depend on the efforts, relationships and reputations of our senior management team and other key personnel, in order to successfully manage our business. We believe that success in our business will continue to be based upon the strength of our intellectual capital. The loss of the services of any member of our senior management team or of other key personnel could have a material adverse effect on our results of operations, financial condition or business.

Our future success depends on our ability to recruit and retain qualified employees.
Our ability to provide our services and maintain and develop relationships with clients depends largely on our ability to attract, train, motivate and retain highly skilled professionals, particularly professionals with backgrounds in sales, marketing, technology and financial and investment services. Consequently, we must hire and retain employees with the technical expertise and industry knowledge necessary to continue to develop our services and effectively manage our growing sales and marketing organization to assist the growth of our operations.
We believe there is significant competition for professionals with the skills necessary to perform the services we offer. We experience competition for these professionals from competitors, other technology companies and financial services organizations, many of which have greater resources than we do and therefore may be able to offer higher compensation packages. Competition for these employees is intense, and we may not have sufficient human resources programs, practices and benefits to be able to retain our existing employees, or be able to recruit and retain other highly skilled personnel. If we cannot hire and retain qualified personnel, our ability to sustain and continue to expand our business would be impaired and our revenue, operating results and financial condition could be harmed.
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
Certain of our subsidiaries are registered as “investment advisers” with the SEC under the Advisers Act and are regulated thereunder. In addition, many of our investment advisory services are conducted pursuant to the non‑exclusive safe harbor from the definition of an “investment company” provided under Rule 3a‑4 under the Investment Company Act. If Rule 3a‑4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. Certain of our registered investment adviser subsidiaries provide advice to mutual fund clients. Mutual funds are registered as “investment companies” under the Investment Company Act. Our advisory subsidiaries provide advice on assets subject to the ERISA. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC and the Department of Labor, impose numerous obligations and restrictions on investment advisers and mutual funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations.
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
Envestnet | Yodlee is examined on a periodic basis by various regulatory agencies. For example, it is a supervised third-party technology service provider subject to multi-agency supervisory examinations in a wide variety of areas based on published guidance by the Federal Financial Institutions Examination Council. These examinations include examinations of our management, acquisition and development activities, support and delivery, IT, and disaster preparedness and business recovery planning. The Office of the Comptroller of the Currency is the agency in charge of these examinations. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us.
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
We have made substantial investments in software and other intellectual property on which our business is highly dependent. As of December 31, 2018, notwithstanding expiration of some of our oldest patents, we had over 50 issued patents in the U.S. and foreign jurisdictions as well as additional pending patent applications in the U.S. and foreign jurisdictions. Many of our key technologies, investment solutions or services are not covered by any copyright registration, issued patent or patent application. We are the owner of certain patent rights, registered trademarks in the United States, including “ENVESTNET,” and we claim common law rights in other trademarks that are not registered. We rely on a combination of patent, trade secret, trademark and copyright laws, confidentiality and nondisclosure agreements and other contractual and technical security measures to protect our proprietary technology, all of which provide only limited protection. Despite our efforts, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our intellectual property rights without paying us for doing so, which could harm our business. Policing unauthorized use of proprietary technology is difficult and expensive and our monitoring and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly and could divert management attention and resources. If we are unable to protect our intellectual property rights or if third parties independently develop or gain access to our or similar technologies, investment solutions or services, our results of operations, financial condition and business could be materially adversely affected.
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

•
competitors will not design around our intellectual property rights or develop similar technologies, investment solutions or products; or that we will not lose the ability to assert our intellectual property rights against others; or

•	Our ability to identify and police any misappropriation and protect our proprietary technology will be sufficient.
We are also a party to a number of third‑party intellectual property license agreements. Some of these license agreements require us to make one‑time payments or ongoing subscription payments. We cannot guarantee that the third‑party intellectual property we license will not be licensed to our competitors or others in our industry. In the future, we may need to obtain additional licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms, or at all. In addition, we have granted our customers certain rights to use our intellectual property in the ordinary course of our business. Some of our customer agreements restrict our ability to license or develop certain customized technology or services within certain markets or to certain competitors of our customers. For example, our agreement with Fidelity restricts our ability to develop certain integration features that we have not also offered to develop for Fidelity. Some of our customer agreements grant our customers ownership rights with respect to the portion of the intellectual property we have developed or customized for our customers. In addition, some of our customer agreements require us to deposit the source code to the customized technology and investment solutions with a source code escrow agent, which source code may be released in the event we enter into bankruptcy or are unable to provide support and maintenance of the technology or investment solutions we have licensed to our customers. These provisions in our agreements may limit our ability to grow our business in the future.
Third parties may assert intellectual property infringement claims agains us which, if successful, could require us to pay significant damages or make changes to the investment solutions or services that we offer.
Third parties may assert against us intellectual property infringement claims with respect to our internally developed or acquired technologies, investment solutions or services. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights to the products they license to us. The risk of infringement claims against us will increase if more of our competitors are able to obtain patents for investment solutions or services or business processes. In addition, we face additional risk of infringement or misappropriation claims if we hire an employee who possesses third party proprietary information who decides to use such information in connection with our investment solutions, services or business processes without such third‑party’s authorization. We have in the past been and may in the future be subject to legal proceedings and claims that we have infringed or misappropriated the intellectual property rights of a third party. These claims sometimes involve patent holding companies who have no relevant product revenues and against whom our own proprietary technology may therefore provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers, which, in certain circumstances, we have agreed to indemnify. Any intellectual property related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages or make changes to the investment solutions and services that we offer. Any of the foregoing could prevent us from competing effectively, result in substantial costs to us, divert management’s attention and our resources away from our operations and otherwise harm our reputation.
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
Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2018, approximately 2,500 of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.
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
For the year ended December 31, 2018 and 2017, the Company estimated that a sales and use tax liability of $8,643 and $8,522, respectively, was probable related to current and prior years revenues in a number of taxing jurisdictions. In addition, for the same periods, the Company estimated a sales tax receivable of $5,246 and $2,704, respectively, related to estimated recoverability of a portion of the liability. During 2018, 2017 and 2016 the Company recorded a net sales and use tax benefit of $1,176 including interest of $130, and a net sales and use tax expense of $345 and $6,229 including interest of $244 and $914, respectively. Additional future information obtained from the applicable jurisdictions or audits by one or more taxing authorities may affect our estimate of our sales and use tax liability. There can be no assurance that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we currently believe no such taxes are required.
Changes in accounting principles or standards, or in the way they are applied, could result in unfavorable accounting charges or effects and unexpected financial reporting fluctuations, and could adversely affect our reported operating results even if there are no underlying changes in the economics of the business.
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), which are subject to interpretation by the SEC and other regulatory bodies. A change in existing principles, standards or guidance can have a significant effect on our reported results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our internal controls, operational and financial reporting processes.
Changes in the estimates of fair value of reporting units or of long-lived assets, particularly goodwill and intangible assets, may result in future impairment charges, which could have a material adverse effect on our results of operations, financial condition, cash flows or business.
Over time, the fair values of long-lived assets change. At December 31, 2018, we had $519,102 of goodwill and $305,241 of intangible assets, net, representing 63% of our total assets.
Goodwill is reviewed for impairment each year using a qualitative or quantitative process that is performed at least annually or whenever events or circumstances indicate that impairment may have occurred. The Company performs the annual impairment analysis on October 31 in order to provide management time to complete the analysis prior to year-end. Prior to performing the quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. The identification of reporting units and consideration of aggregation criteria requires management’s judgment. Based on the relevant GAAP authoritative guidance, we aggregate components of a single operating segment into a reporting unit, if appropriate. Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings.

We test our indefinite lived intangible assets on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of the indefinite lived intangible asset below its carrying amount. We also test property, plant, and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings. Any such impairment charges could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Impairment charges would also reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our access to the debt and equity markets.
During the fourth quarter of 2018, we completed our annual goodwill impairment analysis. The quantitative analysis performed as of October 31, 2018 indicated that it is more likely than not that the fair value of each reporting unit exceeded the carrying value, and accordingly, no impairment existed. There can be no assurance that our estimates and assumptions of the fair value of our reporting units, the current economic environment, or the other inputs used to estimate the fair value of our reporting units will prove to be accurate, and any material error in our estimates and assumptions, could result in us needing to take a material impairment charge, which would have the effects discussed above.
As part of our ongoing monitoring efforts, we will continue to consider capital markets and other economic factors and its potential impact on our businesses, as well as other factors, in assessing goodwill and other long-lived assets for possible indications of impairment.
The conditional conversion feature of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of either of our $172,500 of outstanding 2019 Notes or $345,000 of outstanding 2023 Notes, collectively (“Convertible Notes”), is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. We may elect to satisfy our conversion obligation in cash, in shares of our common stock or in a combination of cash and shares of our common stock. If one or more holders elect to convert their Convertible Notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Furthermore, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.
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
Fluctuations in interest rates and turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations and acquisitions
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board, which recently increased rates and may continue to do so. Increases in interest rates would increase our borrowing costs over time and could negatively impact our results of operations. While we have access to global credit markets, financial markets may experience significant disruption or deterioration, which could make future financing difficult or more expensive to secure and could negatively impact our ability to finance acquisitions.
Holders of our common stock may be diluted by future issuances of common or preferred stock or convertible securities in connection with our incentive plans, acquisitions or otherwise; and future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.
Our charter authorizes us to issue shares of our common stock and options, rights, warrants and appreciation rights relating to our common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion. We could issue a significant number of shares of common stock, or securities convertible into shares of our common stock, in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.
The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our common stock, either by diluting the voting power of our common stock if the preferred stock votes together with the common stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our common stock. The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive.
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
Item 1B.  Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters are located in Chicago, Illinois. Office space is also leased for the Envestnet segment in Denver, Colorado; New York, New York; Garden City, New York; San Jose, California; Sacramento, California; Boston, Massachusetts; Seattle, Washington; Raleigh, North Carolina; Tucson, Arizona; Berwyn, Pennsylvania; Seacaucus, New Jersey; Worthington, Ohio; and Trivandrum, India. Office space is leased for the Envestnet | Yodlee segment in Redwood City, California and Bangalore, India. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.

Item 3. Legal Proceedings
The Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of December 31, 2018. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

Item 4. Mine Safety Disclosures
This section is not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
Our common stock is listed on the New York Stock Exchange under the symbol "ENV".
(b)Holders
The approximate number of holders of record of our common stock was 507 as of February 22, 2019.
Common Stock
As of December 31, 2018, we had 500,000,000 common shares authorized at a par value of $0.005, of which 48,121,800 shares were outstanding.
Preferred Stock
As of December 31, 2018, we had 50,000,000 preferred shares authorized at a par value of $0.005, of which no shares were outstanding.
(d)Securities Authorized for Issuance Under Equity Compensation Plan
For a description of securities authorized under our equity compensation plans, see “Note 16 – Stockholders’ Equity” to the consolidated financial statements in Part II, Item 8.
(e)Stock Performance Graph
The following graph compares the cumulative return to stockholders for $100 invested in our common stock relative to the cumulative total returns of the Russell® 2000 Index and The S&P North American Technology Sector Index for each of the last five fiscal years. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

5 YEAR STOCK PERFORMANCE GRAPH

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Envestnet, Inc.	$100.00	$121.94	$74.07	$87.47	$123.70	$122.06
Russell® 2000 Index	100.00	105.17	100.53	121.96	139.82	124.43
S&P North American Technology Sector Index	100.00	113.76	123.44	138.31	188.43	191.96
The stock price performance included in the graph above is not necessarily indicative of future stock price performance.
(f)Recent Sales of Unregistered Securities
None
(g)Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
October 1, 2018 through October 31, 2018	3,878	$53.41	—	1,956,390
November 1, 2018 through November 30, 2018	22,421	53.25	—	1,956,390
December 1, 2018 through December 31, 2018	28,820	49.61	—	1,956,390

Item 6. Selected Financial Data
Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except for share and per share information)
Total revenues	$812,363	$683,679	$578,164	$420,919	$348,748
Operating expenses:
Cost of revenues	263,400	219,037	180,590	161,309	150,067
Compensation and benefits	317,188	264,392	241,584	139,756	104,457
General and administration	139,984	121,010	115,435	72,900	54,321
Depreciation and amortization	77,626	62,820	63,999	27,962	18,651
Total operating expenses	798,198	667,259	601,608	401,927	327,496
Income (loss) from operations	14,165	16,420	(23,444)	18,992	21,252
Other income (expense), net	(23,327)	(18,109)	(17,046)	(10,004)	1,255
Income (loss) before income tax provision (benefit)	(9,162)	(1,689)	(40,490)	8,988	22,507
Income tax provision (benefit)	(13,172)	1,591	15,077	4,552	8,528
Net income (loss)	4,010	(3,280)	(55,567)	4,436	13,979
Add: Net loss attributable to non-controlling interest	1,745	—	—	—	195
Income (loss) attributable to common shareholders	$5,755	$(3,280)	$(55,567)	$4,436	$14,174
Net income (loss) per share attributable to common stockholders
Basic	$0.13	$(0.08)	$(1.30)	$0.12	$0.41
Diluted	$0.12	$(0.08)	$(1.30)	$0.12	$0.38
Weighted average common shares outstanding:
Basic	45,268,002	43,732,148	42,814,222	36,500,843	34,559,558
Diluted	47,384,085	43,732,148	42,814,222	38,386,873	36,877,599
Consolidated Balance Sheet Data

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$289,345	$60,115	$52,592	$51,718	$209,754
Working capital	37,610	(9,248)	(42,870)	(5,808)	172,661
Goodwill and intangible assets	824,343	655,686	697,494	713,948	163,630
Total assets	1,313,747	862,052	872,401	876,249	439,358
Long-term debt	294,725	240,158	252,984	284,753	145,203
Stockholders’ equity	633,700	436,272	412,889	439,529	201,435

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

More than 3,500 companies, including 15 of the 20 largest U.S. banks, 43 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIA, and hundreds of Internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences, and help drive better outcomes for enterprises, advisors and their clients.

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

Recent Developments

Acquisition of FolioDynamix

On January 2, 2018, Envestnet acquired ("the Acquisition") Folio Dynamics Holdings, Inc., a Delaware corporation (“FolioDynamix”) through a merger of FolioDynamix with and into a wholly owned subsidiary of Envestnet. In connection with the Acquisition, Envestnet paid consideration of $193,135 for FolioDynamix, subject to certain closing and post-closing adjustments. Envestnet funded the Acquisition with a combination of cash on the Company’s balance sheet, purchase consideration liabilities and borrowings under its revolving credit facility.

FolioDynamix provides financial institutions, RIAs and other wealth management clients with an end-to-end technology solution paired with a suite of advisory tools including model portfolios, research and overlay management services. The acquisition of FolioDynamix added complementary trading tools as well as commission and brokerage support to Envestnet’s existing suite of offerings. The Company expects to integrate the technology and operations of FolioDynamix into the Company’s wealth management business, enabling the Company to further leverage its operating scale and data analytics capabilities. FolioDynamix is included in the Envestnet segment.

Investment in Private Company

On March 16, 2018, the Company purchased 4,000 units representing approximately 43% of the outstanding membership interests of a private company for cash consideration of $1,333. The Company uses the consolidation method of accounting for this investment. The private company was formed to enable financial advisors to provide insurance and income protection products to their clients.

Private Offering of Convertible Notes due 2023

In May 2018, we issued $345,000 of Convertible Notes maturing June 1, 2023 (the "2023 Notes"). Net proceeds from the offering were $335,018. The 2023 Notes bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018.

The 2023 Notes are general unsecured obligations, subordinated in right of payment to our obligations under our Credit Agreement. The 2023 Notes are convertible into shares of the Company's common stock under certain circumstances prior to maturity at a conversion rate of 14.6381 shares per $1 principal amount of the 2023 Notes, which represents a conversion price of $68.31 per share, subject to adjustment under certain conditions. For more information on the the 2023 Notes, see “Note 12 – Debt” in the notes to these consolidated financial statements in Part II, Item 8.

Acquisition of Private Company

In August 2018, the Company acquired all of the issued and outstanding membership interests of a private technology company that provides market research analytics. In connection with the private company acquisition, the Company paid estimated net consideration of $6,585, subject to certain closing and post-closing adjustments.

Investment in Private Company

In November 2018, the Company acquired approximately 27% of the outstanding membership interests of a privately held company for cash consideration of $1,200. In accordance with the agreement, the Company is required to make future capital contributions of $1,200 and $1,100 in 2019 and 2020, respectively, subject to certain conditions. The private company develops high-end financial planning software.

The Company uses the equity method of accounting to record its portion of this privately held company’s net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting because of its less than 50% ownership and lack of control and does not otherwise exercise control over the significant economic decisions of the company.

Issuance and sale of Common Shares to BlackRock

On December 20, 2018, the Company issued and sold to BlackRock, Inc. ("BlackRock") approximately 2,356,000 common shares at a purchase price of $52.13 per share, and warrants to purchase approximately 470,000 common shares at an exercise price of $65.16 per share, subject to customary anti-dilution adjustments. The warrants are exercisable at BlackRock’s option for four years from the date of issuance. The warrants may be exercisable through cash exercise or net issue exercise with cash settlement at the sole discretion of the Company. The gross proceeds received of approximately $122,788 were allocated to the common shares and the warrants and recorded within stockholders’ equity. In connection with this transaction, the Company incurred total transaction costs of approximately $4,627 and recorded them as a reduction in equity.

Key Metrics

Key metrics for 2018 include the addition of FolioDynamix, the metrics of which are shown below as of January 2, 2018, the date of acquisition.

FolioDynamix	Assets	Accounts	Advisors
AUM	$8,736	57,163
AUA	33,182	79,131
Total AUM/A	41,918	136,294	3,838
Subscription	796,545	2,796,878	15,308
Total Platform	$838,463	2,933,172	19,146

Additionally, beginning March 31, 2018 and for periods thereafter, subscription metrics include assets, accounts and advisors associated with Envestnet | Tamarac performance reporting, where applicable. Previously, Envestnet | Tamarac’s metrics were limited to those associated with its rebalancer solution. Prior period metrics have been conformed to the new definition in the table shown below.

Envestnet Segment

The following table provides information regarding the amount of assets utilizing our platform technology, investor accounts and financial advisors in the periods indicated.

	As of December 31,
	2018	2017	2016
	(in millions, except accounts and advisors data)
Platform Assets
AUM	$150,591	$141,518	$105,178
AUA	291,934	308,480	241,682
Total AUM/A	442,525	449,998	346,860
Subscription	2,314,253	1,253,528	978,344
Total Platform Assets	$2,756,778	$1,703,526	$1,325,204
Platform Accounts
AUM	816,354	685,925	545,130
AUA	1,182,764	1,217,697	994,583
Total AUM/A	1,999,118	1,903,622	1,539,713
Subscription	8,865,435	5,054,015	4,596,984
Total Platform Accounts	10,864,553	6,957,637	6,136,697
Advisors
AUM/A	40,103	40,485	36,483
Subscription	56,237	25,566	22,996
Total Advisors	96,340	66,051	59,479

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated.

	Asset Rollforward - 2018
	As of 12/31/2017	FolioDynamix	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Subscription	As of 12/31/2018

	(in millions, except account data)
AUM	$141,518	$8,736	$63,081	$(45,945)	$17,136	$(11,590)	$(5,209)	$150,591
AUA	308,480	33,182	141,037	(89,756)	51,281	(21,183)	(79,826)	291,934
Total AUM/A	$449,998	$41,918	$204,118	$(135,701)	$68,417	$(32,773)	$(85,035)	$442,525
Fee-Based Accounts	1,903,622	136,294			378,092		(418,890)	1,999,118

The above AUM/A gross sales figures include $60.5 billion in new client conversions. The Company onboarded an additional $148.1 billion in subscription conversions during 2018, bringing total conversions for the year to $208.6 billion.

	Asset Rollforward - 2017
	As of 12/31/2016	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Subscription	As of 12/31/2017

	(in millions, except account data)
AUM	$105,178	$50,331	$(28,876)	$21,455	$14,885	$—	$141,518
AUA	241,682	121,653	(84,240)	37,413	34,276	(4,891)	308,480
Total AUM/A	$346,860	$171,984	$(113,116)	$58,868	$49,161	$(4,891)	$449,998
Fee-Based Accounts	1,539,713			386,673		(22,764)	1,903,622

The above AUM/A gross sales figures include $49.6 billion in new client conversions. The Company onboarded an additional $57.1 billion in subscription conversions during 2017, bringing total conversions for the year to $106.7 billion.

Asset and account figures in the “Reclass to Subscription” columns above for the year ended December 31, 2018 represent enterprise customers whose billing arrangements in future periods are subscription-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

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

Paid users were approximately 23.3 million, 22.4 million and 22.0 million as of December 31, 2018, 2017 and 2016, respectively. The increase was primarily driven by an increase in our number of customers as well as expansion of user base within certain existing customers.

Revenues

Overview

We earn revenues primarily under three pricing models. First, a majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors. These revenues are recorded under asset-based revenues. Our asset‑based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset‑based fees accounted for approximately 59%, 60% and 61% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. In future periods, the percentage of our total revenues attributable to asset‑based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant subscription agreements, the mix of AUM or AUA, and other factors.

We generate revenues from recurring, contractual subscription fees for providing access to our technology platforms. This subscription revenue includes both contractual minimum payments and usage-based fees and is driven primarily by the number of customers, including new customers as well as customers who renew their existing subscription contracts, and the number of paid users. These revenues are recorded under subscription-based revenues. Subscription fees vary based on the scope of technology solutions and services being used, and are priced in a variety of constructs based on the size of the business, number of users or number of accounts and in many cases can increase over time based on the growth of these factors. Subscription fees accounted for 36%, 36% and 34% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

We also generate revenues from fees received in connection with professional services and other revenue.

Asset-based recurring revenues

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

For approximately 90% of our asset-based recurring revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our platforms as of the end of the prior quarter. For example, asset-based recurring revenues recognized during the fourth quarter of 2018 were primarily based on the market value of assets as of September 30, 2018. Our asset-based recurring revenues are generally recognized ratably throughout the quarter based on the number of days in the quarter.

Our asset-based recurring revenues are affected by the amount of new assets that are added to existing and new client accounts, which we refer to as gross sales. Gross sales, from time to time, also include conversions of client assets to our technology platforms. The amounts of assets that are withdrawn from client accounts are referred to as redemptions. We refer to the difference between gross sales and redemptions as net flows. Positive net flows indicate that the market value of assets added to client accounts exceeds the market value of assets that have been withdrawn from client accounts.

Our asset-based revenues are also affected by changes in the market values of securities held in client accounts due to fluctuations in the securities markets. Certain types of securities have historically experienced greater market price fluctuations, such as equity securities, than other securities, such as fixed income securities, though in any given period the type of securities that experience the greatest fluctuations may vary.

Subscription-based recurring revenues

Subscription-based recurring revenues are recognized ratably over the contracted term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided all applicable revenue recognition criteria have been satisfied. As part of the subscription contracts, our customers generally commit to a minimum level of paid users from which a minimum level of non-refundable subscription revenue is derived. As paid users in excess of the guaranteed minimum level access the Envestnet | Yodlee platform, the customer is then required to pay additional usage fees calculated based upon a contracted per-paid-user fee. No refunds or credits are given if fewer paid users access the Envestnet | Yodlee platform than the contracted minimum level. Usage-based revenue is recognized as earned, provided all applicable revenue recognition criteria have been satisfied.

Professional services and other revenues

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

Expenses

The following is a description of our principal expense items:

Cost of revenues

Cost of revenues primarily includes expenses related to our receipt of sub‑ advisory and clearing, custody and brokerage services from third parties. The largest component of cost of revenues is paid to third party investment managers. Clearing, custody and brokerage services are performed by third‑party providers. These expenses are typically calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter and are recognized ratably throughout the quarter based on the number of days in the quarter. Also included in cost of revenues are vendor specific expenses related to the direct support of revenues associated with the Envestnet | Yodlee products.

Compensation and benefits

Compensation and benefits expenses primarily relate to employee compensation, including salaries, short-term incentive compensation, non‑cash stock‑based compensation, incentive compensation, benefits and employer‑related taxes.

General and administration

General and administration expenses include occupancy costs and expenses relating to communications services, research and data services, website and system development, marketing, professional and legal services, travel and entertainment and acquisition/transaction related expenses.

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

Interest expense

Interest expense includes coupon interest, discount amortization and issuance cost amortization related to the Convertible Notes as well as amortization of upfront fees and monthly fees related to the Second Amended and Restated Credit Agreement. The discount, issuance costs and upfront fees are amortized over the term of the related agreements.

Other expense, net

Other expense, net includes foreign exchange gains or losses and gain or loss on foreign currency forward contracts as well as other miscellaneous revenue or expense items as appropriate.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles GAAP. The accounting policies described below require management to apply significant judgment in connection with the preparation of our consolidated financial statements. In particular, judgment is applied to determine the appropriate assumptions to be used in calculating estimates that affect certain reported amounts in our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. If different estimates or assumptions were used, our results of operations, financial condition and cash flows could have been materially different than those reflected in our consolidated financial statements. For additional information regarding our critical accounting policies, see “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8.

Revenue Recognition

The Company derives revenues from asset-based and subscription-based services and professional services and other sources. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. Sales and usage-based taxes are excluded from revenues.
Asset-based recurring revenues— Asset-based recurring revenues primarily consist of fees for providing customers continuous access to platform services through the Company’s uniquely customized platforms. These platform services include investment manager research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing and back office and middle-office operations and administration and are made available to customers throughout the contractual term from the date the customized platform is launched.

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

Subscription-based recurring revenues— Subscription-based recurring revenues primarily consist of fees for providing customers continuous access to the Company’s platform for wealth management and financial wellness. The subscription-based fees generally include fixed fees and or usage-based fees.

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

Professional services and other revenues— The Company earns professional services fees by providing contractual customized services and platform software development as well as initial implementation fees. Professional services contracts generally have fixed prices, and generally specify the deliverables in the contract. Certain professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of services performed. Initial implementation fees are fixed and recognized ratably over the contract term.

Other revenue primarily includes revenue related to the Advisor Summit. Other revenue is recognized when the events are held. Other revenue is not significant.

The majority of the professional services and other contracts contain one performance obligation. Professional services and other revenues are recognized in both the Envestnet and Envestnet | Yodlee segments.

Arrangements with multiple performance obligations— Certain of the Company’s contracts with customers contain multiple performance obligations such as platform services performance obligation and professional services performance obligation.  For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Standalone selling prices of services are estimated based on observable transactions when these services are sold on a standalone basis or based on expected cost plus margin.

Contract Balances— The Company records contract liabilities (deferred revenue) when cash payments are received in advance of its performance. The term between invoicing date and when payment is due is generally not significant. For the majority of its arrangements, the Company requires advance quarterly payments before the services are delivered to the customer.

Deferred Revenue— Deferred revenue primarily consists of implementation fees, professional services and subscription fee payments received in advance from customers.
Deferred sales incentive compensation—Sales incentive compensation earned by the Company’s sales force is considered an incremental and recoverable cost to acquire a contract with a customer. Sales incentive compensation for initial contracts is deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five years. The Company determined the period of benefit by taking into consideration its customer contracts, life of the technology and other factors. Sales incentive compensation for renewal contracts are deferred and amortized on a straight-line basis over the related contractual renewal period. Deferred sales incentive compensation is included in other non-current assets on the consolidated balance sheet and amortization expense is included in compensation and benefits expenses on the consolidated statements of operations.

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

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, margins and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies and the general macroeconomic environment. We review finite‑lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. There was no impairment recognized on intangible assets in 2018, 2017 or 2016.

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

Reviews for impairment of goodwill and acquired intangible assets

Goodwill is tested for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the relevant GAAP authoritative guidance, we aggregate components of a single operating segment into a reporting unit, if appropriate. For purposes of performing the impairment tests, we identify reporting units in accordance with GAAP. The identification of reporting units and consideration of aggregation criteria requires management judgment.

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

Envestnet completed its annual goodwill impairment test as of October 31, 2018 for the fiscal year ended December 31, 2018. At that date, Envestnet determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit. The Company has concluded that it has two reporting units. Envestnet also determined that it was more likely than not that the fair value of its reporting units exceeded the carrying value and concluded that goodwill was not impaired. As a result, the Company did not perform the quantitative goodwill impairment evaluation.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No impairment charges have been recorded for the years ended December 31, 2018, 2017 and 2016.

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

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. As a result of the net deferred tax liability position of the January 2018 acquisition of FolioDynamix, the Company released a portion of its valuation allowance during the first quarter of 2018.

Our effective tax rates differ from the statutory rates primarily due to the effect of state taxes, foreign taxes, prior period true-ups, indefinite-lived intangibles, the Base Erosion Anti-Abuse Tax ("BEAT") and release of a portion of the valuation allowance due to the FolioDynamix acquisition. Our provision for income taxes varies based on, among other things, changes in the valuation of our deferred tax assets and liabilities, the tax effects of non-cash stock-based compensation or changes in applicable tax laws, regulations and accounting principles or interpretations thereof.

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

Our Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2005, 2008, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 and during the current year one of the India subsidiaries had four years worth of audits with the Indian tax authorities close. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months.

Results of Operations

	Year Ended December 31,
	2018	2017	% Change	2016	% Change
	(in thousands, except for percentages)
Revenues:
Asset-based	$481,233	$410,016	17%	$352,498	16%
Subscription-based	295,467	245,867	20%	198,125	24%
Total recurring revenues	776,700	655,883	18%	550,623	19%
Professional services and other revenues	35,663	27,796	28%	27,541	1%
Total revenues	812,363	683,679	19%	578,164	18%
Operating expenses:
Cost of revenues	263,400	219,037	20%	180,590	21%
Compensation and benefits	317,188	264,392	20%	241,584	9%
General and administration	139,984	121,010	16%	115,435	5%
Depreciation and amortization	77,626	62,820	24%	63,999	(2)%
Total operating expenses	798,198	667,259	20%	601,608	11%
Income (loss) from operations	14,165	16,420	(14)%	(23,444)	(170)%
Other income (expense):
Interest income	2,363	201	*	37	*
Interest expense	(25,203)	(16,347)	54%	(16,600)	(2)%
Other expense, net	(487)	(1,963)	(75)%	(483)	*
Total other expense, net	(23,327)	(18,109)	29%	(17,046)	6%
Loss before income tax provision (benefit)	(9,162)	(1,689)	*	(40,490)	(96)%
Income tax provision (benefit)	(13,172)	1,591	*	15,077	(89)%
Net income (loss)	4,010	(3,280)	*	(55,567)	(94)%
Add: Net loss attributable to non-controlling interest	1,745	—	*	—	*
Net income (loss) attributable to Envestnet, Inc.	$5,755	$(3,280)	*	$(55,567)	(94)%

*	Not meaningful

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenues

Total revenues increased 19% from $683,679 in 2017 to $812,363 in 2018. The increase was primarily due to an increase in revenues from asset-based recurring and subscription-based recurring revenues of $71,217 and $49,600, respectively. Asset-based recurring revenue was 59% and 60% of total revenues in 2018 and 2017, respectively.

Asset-based recurring revenues

Asset-based recurring revenues increased 17% from $410,016 to $481,233 in 2018. The increase was primarily due to the 2018 acquisition of FolioDynamix which comprised of $49,691 of the increase as well as an increase in asset values applicable to our quarterly billing cycle in in 2018, relative to the corresponding period in 2017.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from 40,485 as of December 31, 2017 to 40,103 as of December 31, 2018 and the number of AUM or AUA client accounts increased from approximately 1,900,000 as of December 31, 2017 to approximately 2,000,000 as of December 31, 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 20% from $245,867 in 2017 to $295,467 in 2018. This increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $17,890 of the $32,324 Envestnet segment increase and Envestnet | Yodlee contributed an additional $17,276. The increase in Envestnet segment revenue is a result of continuing to add clients and selling additional services to existing clients. The increase in Envestnet | Yodlee revenue is primarily due to a broad increase in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 28% from $27,796 to $35,663 in 2018. This increase was primarily due to timing of new data analytics customer deployments and upgrades of existing data analytics customers in Envestnet | Yodlee segment.

Cost of revenues

Cost of revenues increased 20% from $219,037 to $263,400 in 2018, primarily due to the corresponding increase in asset-based recurring revenues, the mix of such revenues, which is partially attributable to FolioDynamix, and an increase in cost of revenues associated with subscription-based recurring revenues. As a percentage of total revenues, cost of revenues remained consistent at 32% in 2018 and 2017.

Compensation and benefits

Compensation and benefits increased 20% from $264,392 to $317,188 in 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $30,571, primarily as a result of the 2018 acquisition of FolioDynamix as well as an increase in headcount to support organic growth. Also contributing to growth in compensation and benefits were increases in non-cash compensation of $8,913, severance expense of $6,002, third party contract labor of $4,226 and incentive compensation of $4,021. As a percentage of total revenues, compensation and benefits remained consistent at 39% in 2018 and 2017.

General and administration

General and administration expenses increased 16% from $121,010 to $139,984 in 2018, primarily due to increase in systems costs of $6,695, external data and research services of $5,198, occupancy costs of $2,496, professional and legal fees of $2,068 and various other immaterial net activity. As a percentage of total revenues, general and administration expenses decreased from 18% to 17% in 2017 and 2018, respectively.

Depreciation and amortization

Depreciation and amortization expense increased 24% from $62,820 to $77,626 in 2018, primarily due to an increase in intangible asset amortization of $11,729, mainly attributable to the 2018 acquisition of FolioDynamix and amortization of internally software of $2,739 driven by continued investment in our platforms. As a percentage of total revenues, depreciation and amortization expense increased from 9% to 10% in 2017 and 2018, respectively.

Interest expense

Interest expense increased 54% from $16,347 in 2017 to $25,203 in 2018, primarily due to the issuance of the 2023 Convertible Notes in May 2018. Interest expense includes coupon interest, discount amortization and issuance cost amortization related to the Convertible Notes, as well as interest and amortization of upfront fees and monthly fees related to the Second Amended and Restated Credit Agreement. The discount, issuance costs and upfront fees are amortized over the term of the related agreements. As a percentage of total revenues, interest expense increased from 2% at 3% in 2017 and 2018, respectively.

Interest income

Interest income increased from $201 in 2017 to $2,363 in 2018, primarily due to the interest earned from an increase in cash on hand.

Income tax provision (benefit)

	Year Ended December 31,
	2018	2017
Loss before income tax provision (benefit)	$(9,162)	$(1,689)
Income tax provision (benefit)	(13,172)	1,591
Effective tax rate	143.8%	(94.2)%

Our 2018 effective tax rate differs from the statutory rate primarily due to the effect of state taxes, foreign taxes, prior period true-up, indefinite-lived intangibles, BEAT and release of a portion of the valuation allowance in connection with the 2018 FolioDynamix acquisition.

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

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenues

Total revenues increased 18% from $578,164 in 2016 to $683,679 in 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2017, relative to the corresponding period in 2016 and an increase in subscription-based recurring revenues of $47,742, of which $26,034 was related to the Envestnet | Yodlee segment primarily attributable to our data analytics and FI and YI channels. Revenues from assets under management or administration comprised 60% and 61% of total revenues in 2017 and 2016, respectively.

Asset-based recurring revenues

Asset-based recurring revenues increased 16% from $352,498 in 2016 to $410,016 in 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2017, relative to the corresponding period in 2016. In 2017, revenues were further positively affected by new account growth, market appreciation and positive net flows of AUM or AUA during 2016 and 2017, partially offset by a lower overall effective fee rate on AUM/A.

The number of financial advisors with AUM or AUA on our technology platforms increased from 36,483 as of December 31, 2016 to 40,485 as of December 31, 2017 and the number of AUM or AUA client accounts increased from approximately 1,540,000 as of December 31, 2016 to approximately 1,900,000 as of December 31, 2017.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 24% from $198,125 in 2016 to $245,867 in 2017. This increase was primarily due to an increase in Envestnet | Yodlee contributing an additional $26,034, Envestnet | Tamarac related revenue of $12,212 and Envestnet | Enterprise revenue of $9,496. The increase in the Envestnet | Yodlee segments was primarily attributable to our data analytics and FI and YI channels. The Envestnet | Tamarac revenue increase resulted from the continued addition of new clients and selling additional services to existing clients. The Envestnet | Enterprise revenue increase was primarily attributable to a significant client which attributed revenue for an entire year during 2017 as compared to a portion of 2016.

Professional services and other revenues

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

Envestnet | Yodlee – a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The following table reconciles income from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2018	2017	2016
Envestnet	$75,491	$75,449	$41,678
Envestnet | Yodlee	(10,013)	(19,456)	(38,547)
Total segment income from operations	65,478	55,993	3,131
Nonsegment operating expenses	(51,313)	(39,573)	(26,575)
Interest expense, net	(22,840)	(16,146)	(16,563)
Other expense, net	(487)	(1,963)	(483)
Consolidated loss before income tax provision (benefit)	(9,162)	(1,689)	(40,490)
Income tax provision (benefit)	(13,172)	1,591	15,077
Consolidated net income (loss)	4,010	(3,280)	(55,567)
Add: Net loss attributable to non-controlling interest	1,745	—	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$5,755	$(3,280)	$(55,567)

Envestnet

The following table presents income from operations for the Envestnet segment:

	Year Ended December 31,
	2018	2017	% Change	2016	% Change
	(in thousands, except for percentages)
Revenues:
Asset-based	$481,233	$410,016	17%	$352,498	16%
Subscription-based	138,372	106,048	30%	84,340	26%
Total recurring revenues	619,605	516,064	20%	436,838	18%
Professional services and other revenues	13,000	11,841	10%	10,794	10%
Total revenues	632,605	527,905	20%	447,632	18%
Operating expenses:
Cost of revenues	244,658	205,793	19%	169,732	21%
Compensation and benefits	191,893	157,237	22%	144,388	9%
General and administration	75,424	63,203	19%	67,050	(6)%
Depreciation and amortization	45,139	26,223	72%	24,784	6%
Total operating expenses	557,114	452,456	23%	405,954	11%
Income from operations	$75,491	$75,449	—%	$41,678	81%

Year ended December 31, 2018 compared to year ended December 31, 2017 for the Envestnet segment

Revenues

Asset-based recurring revenues

Asset-based recurring revenues increased 17% from $410,016 to $481,233 in 2018. The increase was primarily due to the 2018 acquisition of FolioDynamix which comprised of $49,691 of the increase as well as an increase in asset values applicable to our quarterly billing cycle in 2018, relative to the corresponding periods in 2017.

The number of financial advisors with AUM or AUA on our technology platforms decreased from 40,485 as of December 31, 2017 to 40,103 as of December 31, 2018 and the number of AUM or AUA client accounts increased from approximately 1,900,000 as of December 31, 2017 to approximately 2,000,000 as of December 31, 2018.

Subscription-based recurring revenues

Subscription-base recurring revenues increased 30% from $106,048 to $138,372 in 2018. This increase was primarily due to the 2018 acquisition of FolioDynamix which comprised $17,890 of the $32,324 Envestnet segment increase as well as continuing to add clients and selling additional services to existing clients.

Professional services and other revenues

Professional services and other revenues increased 10% from $11,841 to $13,000 in 2018, primarily due to increased implementation revenue from the onboarding of new clients.

Cost of revenues

The cost of revenues increased 19% from $205,793 to $244,658 in 2018, primarily due to the corresponding increase in asset-based recurring revenues, the mix of such revenues, which is partially attributable to the 2018 acquisition of FolioDynamix and Advisor Summit related costs. As a percentage of total revenues, cost of revenues remained consistent at 39% in 2017 and 2018.

Compensation and benefits

Compensation and benefits increased 22% from $157,237 to $191,893 in 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $20,282, primarily a result of the 2018 acquisition of FolioDynamix as well as an increase in headcount to support organic growth. Also contributing to growth in compensation and benefits were increases in severance expense of $5,855, stock-based compensation expense of $4,150, third party contract labor of $3,526 and other immaterial activity. As a percentage of total revenues, compensation and benefits remained consistent at 30% in 2017 and 2018.

General and administration

General and administration expenses increased 19% from $63,203 to $75,424 in 2018, primarily due to increases in external data and research services of $4,911, systems costs of $2,992, occupancy costs of $1,925, non-recurring related expenses of $1,222 and other immaterial activity. As a percentage of total revenues, general and administration expenses remained consistent at 12% in 2017 and 2018.

Depreciation and amortization

Depreciation and amortization increased 72% from $26,223 to $45,139 in 2018, primarily due to increases in intangible asset amortization of $16,282, primarily attributable to the 2018 acquisition of FolioDynamix, and amortization of internally developed software of $2,739 driven by continued investment in our platforms. As a percentage of total revenues, depreciation and amortization expense increased from 5% to 7% in 2017 and 2018, respectively.

Year ended December 31, 2017 compared to year ended December 31, 2016 for the Envestnet segment

Revenues

Asset-based recurring revenues

Asset-based recurring revenues increased 16% from $352,498 in 2016 to $410,016 in 2017. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in 2017, relative to the corresponding period in 2016. In 2017, revenues were further positively affected by new account growth, market appreciation and positive net flows of AUM or AUA during 2016 and 2017, partially offset by a lower overall effective fee rate on AUM/A.

The number of financial advisors with AUM or AUA on our technology platforms increased from 36,483 as of December 31, 2016 to 40,485 as of December 31, 2017 and the number of AUM or AUA client accounts increased from approximately 1,540,000 as of December 31, 2016 to approximately 1,900,000 as of December 31, 2017.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 26% from $84,340 in 2016 to $106,048 in 2017. This increase was primarily due to an increase in Envestnet | Tamarac and Envestnet | Enterprise related revenue of $12,212 and $9,496, respectively. The Envestnet | Tamarac and Envestnet | Enterprise revenue increase resulted from the continued addition of new clients and selling additional services to existing clients.

Professional services and other revenues

Professional services and other revenues increased 10% from $10,794 in 2016 to $11,841 in 2017. This increase was primarily due to an increase in Envestnet | Tamarac and Envestnet | Enterprise related revenue of $640 and $400, respectively. The increase in Envestnet | Tamarac professional service revenue was a result of an increase in implementation revenue from the onboarding of new clients. The Envestnet | Enterprise revenue was primarily due to an increase in Advisor Summit related revenue.

Cost of revenues

Cost of revenues increased 21% from $169,732in 2016 to $205,793 in 2017, primarily due to the corresponding increase in revenues from AUM or AUA, and the mix of such revenues. As a percentage of total revenues, cost of revenues increased from 38% in 2016 to 39% in 2017.

Compensation and benefits

Compensation and benefits increased 9% from $144,388 in 2016 to $157,237 in 2017, primarily due to an increase in salaries, benefits and related payroll taxes of $8,765 related to an increase in headcount, an increase in non-cash compensation expense of $2,472 and an increase in incentive compensation expense of $1,784. As a percentage of total revenues, compensation and benefits decreased from 32% in 2016 to 30% in 2017. The decrease in compensation and benefits as a percentage of total revenues is primarily due to a higher revenue increase compared to a lower compensation and benefit increase.

General and administration

General and administration expenses decreased 6% from $67,050 in 2016 to $63,203, in 2017, primarily due to decreases in non-income tax expenses of $5,883 and website and systems development costs of $2,392, partially offset by increases in communication, research and data services costs of $2,330 and occupancy costs of $2,043. As a percentage of total revenues, general and administration expenses decreased from 15% in 2016 to 12% in 2017. The decrease in general as a percentage of total revenues is primarily due to a higher revenue increase compared to a lower general and administration increase.

Depreciation and amortization

Depreciation and amortization expense increased 6% from $24,784 in 2016 to $26,223 in 2017, primarily due to an increase in internally developed software amortization expense of $1,664 and property and equipment depreciation expense of $1,510, partially offset by a decrease in intangible asset amortization expense of $1,735. As a percentage of total revenues, depreciation and amortization decreased from at 6% in 2016 to 5% in 2017.

Envestnet | Yodlee

The following table presents loss from operations for the Envestnet | Yodlee segment:

	Year Ended December 31,
	2018	2017	% Change	2016	% Change
	(in thousands, except for percentages)
Revenues:
Subscription-based	$157,095	$139,819	12%	$113,785	23%
Professional services and other revenues	22,663	15,955	42%	16,747	(5)%
Total revenues	179,758	155,774	15%	130,532	19%
Operating expenses:
Cost of revenues	18,742	13,244	42%	10,858	22%
Compensation and benefits	102,378	93,316	10%	85,972	9%
General and administration	36,164	32,073	13%	33,034	(3)%
Depreciation and amortization	32,487	36,597	(11)%	39,215	(7)%
Total operating expenses	189,771	175,230	8%	169,079	4%
Loss from operations	$(10,013)	$(19,456)	(49)%	$(38,547)	50%

Year ended December 31, 2018 compared to year ended December 31, 2017 for the Envestnet | Yodlee segment

Revenues

Subscription-based recurring revenues

Subscription-base recurring revenues increased 12% from $139,819 to $157,095 in 2018, primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 42% from $15,955 to $22,663 in 2018, primarily due to timing of new data analytics customer deployments and upgrades of existing data analytics customers.

Cost of revenues

The cost of revenues increased 42% from $13,244 to $18,742 in 2018, primarily due to the corresponding increase in subscription-based recurring revenues. As a percentage of total revenues, cost of revenues increased from 9% to 10% in 2017 and 2018, respectively.

Compensation and benefits

Compensation and benefits increased 10% from $93,316 to $102,378 in 2018, primarily due to an increase in salaries, benefits and related payroll taxes of $7,170, as a result of increased headcount to support organic growth, as well as increases in incentive compensation of $1,303, non-cash stock-based compensation of $672 and third party contract labor of $639, partially offset by a decrease in short-term variable expenses of $1,336. As a percentage of total revenues, compensation and benefits decreased from 60% to 57% in 2017 and 2018, respectively.

General and administration

General and administration expenses increased 13% from $32,073 to $36,164 in 2018, primarily due to increases in non-recurring related expenses of $1,328, system costs of $988, bad debt expense of $603, occupancy costs of $570 and various other immaterial cost increases and decreases. As a percentage of total revenues, general and administration expenses decreased from 21% to 20% in 2017 and 2018, respectively.

Depreciation and amortization

Depreciation and amortization decreased 11% from $36,597 to $32,487 in 2018, primarily due to an decrease in intangible asset amortization of $4,553, mainly related to amortization of Yodlee backlog intangible assets which is reaching the end of its useful life in November 2019 and is therefore amortizing at a significantly lower rate in 2018 compared to 2017 as a result of accelerated amortization in the early years. This decrease was partially offset by an increase in depreciation and amortization expense of $443. As a percentage of total revenues, depreciation and amortization expense decreased from 23% to 18% in 2017 and 2018, respectively.

Year ended December 31, 2017 compared to year ended December 31, 2016 for the Envestnet | Yodlee segment

Revenues

Subscription-based recurring revenues

Subscription-based recurring revenues increased 23% from $113,785 in 2016 to $139,819 in 2017. This increase was primarily due to an increase of $18.9 million in revenue attributed to our data analytics channel with the remainder primarily derived from our FI and YI channels.

Professional services and other revenues

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

Nonsegment

The following table presents nonsegment operating expenses:

	Year Ended December 31,
	2018	2017	% Change	2016	% Change
	(in thousands, except for percentages)
Operating expenses:
Compensation and benefits	$22,917	$13,839	66%	$11,224	23%
General and administration	28,396	25,734	10%	15,351	68%
Total operating expenses	$51,313	$39,573	30%	$26,575	49%

Year ended December 31, 2018 compared to year ended December 31, 2017 for nonsegment

Compensation and benefits

Compensation and benefits increased 66% from $13,839 to $22,917 in 2018, primarily due to increases in non-cash compensation expenses of $4,091, salaries, benefits and related payroll taxes of $3,119 and incentive compensation of $2,081.

General and administration

General and administration expenses increased 10% from $25,734 to $28,396 in 2018, primarily due to increases in systems development costs of $2,715, professional and legal fees of $1,244 and insurance, bank and payroll charges of $513, partially offset by a decrease in non-recurring corporate expenses of $2,593.

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

Non‑GAAP Financial Measures

In addition to reporting results according to GAAP, we also disclose certain financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues”, “adjusted EBITDA”, “adjusted net income” and “adjusted net income per share”.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration and purchase liability, income tax provision (benefit), depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration, litigation related expense, foreign currency and related hedging activity, other (income) loss, non-income tax expense adjustment, impairment of equity method investment, loss allocation from equity method investment and loss attributable to non‑controlling interest.

“Adjusted net income” represents net income (loss) before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non‑cash interest expense, non‑cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, fair‑market value adjustment on contingent consideration, litigation related expense, foreign currency and related hedging activity, other (income) loss, non-income tax expense adjustment, impairment of equity method investment, loss allocation from equity method investment and loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The reconciling items, and resulting adjusted net income, are presented on a different basis than historically shown to eliminate the impact of quarterly volatility of the GAAP tax provision on the Company’s adjusted earnings figures.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provide comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, litigation‑related expense, foreign currency and related hedging activity, income tax provision (benefit), restructuring charges and transaction costs, accretion on contingent consideration and purchase liability, fair market value adjustments on contingent consideration, non-income tax expense, other (income) expense, severance, impairment of equity method investment, loss allocation from equity method investment, loss attributable to non‑controlling interest and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non‑cash stock‑based compensation expense from adjusted EBITDA and adjusted net income because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenues, net income, operating income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under GAAP. In particular you should consider:

•	Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect changes in, cash requirements for, our working capital needs;

•	Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect non‑cash components of employee compensation;

•
Although depreciation and amortization are non‑cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•
Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards in 2018, 2017 and 2016, we had cash income tax payments, net of refunds, of $5,531, $3,261, and $1,114 in the years ended December 31, 2018, 2017 and 2016, respectively. Income tax payments will be higher if we continue to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired; and

•
Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted revenues, adjusted EBITDA, adjusted operating income, adjusted net income and adjusted net income per share through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of adjusted revenues to revenues, the most directly comparable GAAP measure and adjusted EBITDA, adjusted net income and adjusted net income per share to net income and net income per share, the most directly comparable GAAP measure. Further, our management also reviews GAAP measures and evaluates individual measures that are not included in some or all of our non‑U.S. GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Total revenues	$812,363	$683,679	$578,164
Deferred revenue fair value adjustment	118	130	1,270
Adjusted revenues	$812,481	$683,809	$579,434

The following table sets forth the reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income (loss)	$4,010	$(3,280)	$(55,567)
Add (deduct):
Deferred revenue fair value adjustment	118	130	1,270
Interest income	(2,363)	(201)	(37)
Interest expense	25,203	16,347	16,600
Accretion on contingent consideration and purchase liability	222	512	150
Income tax provision (benefit)	(13,172)	1,591	15,077
Depreciation and amortization	77,626	62,820	63,999
Non-cash compensation expense	40,245	31,331	33,276
Restructuring charges and transaction costs	15,580	13,666	5,784
Severance	8,318	2,316	4,342
Fair market value adjustment on contingent consideration	—	—	1,588
Litigation related expense	—	1,033	5,591
Foreign currency and related hedging activity	(589)	494	(716)
Other income	—	—	(1,384)
Non-income tax expense adjustment	(590)	346	6,229
Impairment of equity method investment	—	—	734
Loss allocation from equity method investment	1,146	1,469	1,420
Loss attributable to non-controlling interest	1,791	316	1,081
Adjusted EBITDA	$157,545	$128,890	$99,437

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income (loss)	$4,010	$(3,280)	$(55,567)
Income tax provision (benefit) (1)	(13,172)	1,591	15,077
Loss before income tax provision (benefit)	(9,162)	(1,689)	(40,490)
Add (deduct):
Deferred revenue fair value adjustment	118	130	1,270
Accretion on contingent consideration and purchase liability	222	512	150
Non-cash interest expense	13,905	8,994	8,244
Non-cash compensation expense	40,245	31,331	33,276
Restructuring charges and transaction costs	15,580	13,666	5,784
Severance	8,318	2,316	4,342
Amortization of acquired intangibles	53,856	42,127	45,515
Fair market value adjustment on contingent consideration	—	—	1,588
Litigation related expense	—	1,033	5,591
Foreign currency and related hedging activity	(589)	494	(716)
Other income	—	—	(1,384)
Non-income tax expense adjustment	(590)	346	6,229
Impairment of equity method investment	—	—	734
Loss allocation from equity method investment	1,146	1,469	1,420
Loss attributable to non-controlling interest	1,791	316	1,081
Adjusted net income before income tax effect	124,840	101,045	72,634
Income tax effect (2)	(33,705)	(40,418)	(29,054)
Adjusted net income	$91,135	$60,627	$43,580

Basic number of weighted-average shares outstanding	45,268,002	43,732,148	42,814,222
Effect of dilutive shares:
Options to purchase common stock	1,304,493	1,649,225	1,278,827
Unvested restricted stock units	811,590	770,428	486,823
Diluted number of weighted-average shares outstanding	47,384,085	46,151,801	44,579,872
Adjusted net income per share - diluted	$1.92	$1.31	$0.98
__________________________________________________________

(1)	For the years ended December 31, 2018, 2017 and 2016, the effective tax rate computed in accordance with GAAP equaled 143.8%, (94.2)% and (37.2)%, respectively.

(2)	For the years ended December 31, 2018, 2017 and 2016, an estimated normalized effective tax rate of 27%, 40% and 40%, respectively, has been used to compute adjusted net income.

Note on Income Taxes: As of December 31, 2018, the Company had NOL carryforwards of approximately $267,000 and $153,000 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes the Company pays for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$632,605	$179,758	$—	$812,363
Deferred revenue fair value adjustment	110	8	—	118
Adjusted revenues	$632,715	$179,766	$—	$812,481

Income (loss) from operations	$75,491	$(10,013)	$(51,313)	$14,165
Add (deduct):
Deferred revenue fair value adjustment	110	8	—	118
Accretion on contingent consideration and purchase liability	222	—	—	222
Depreciation and amortization	45,139	32,487	—	77,626
Non-cash compensation expense	19,342	11,552	9,351	40,245
Restructuring charges and transaction costs	3,143	1,735	10,702	15,580
Non-income tax expense adjustment	(1,177)	587	—	(590)
Severance	7,810	480	28	8,318
Other loss	66	4	—	70
Loss attributable to non-controlling interest	1,791	—	—	1,791
Adjusted EBITDA	$151,937	$36,840	$(31,232)	$157,545

	Year Ended December 31, 2017
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$527,905	$155,774	$—	$683,679
Deferred revenue fair value adjustment	38	92	—	130
Adjusted revenues	$527,943	$155,866	$—	$683,809

Income (loss) from operations	$75,449	$(19,456)	$(39,573)	$16,420
Add:
Deferred revenue fair value adjustment	38	92	—	130
Accretion on contingent consideration and purchase liability	512	—	—	512
Depreciation and amortization	26,223	36,597	—	62,820
Non-cash compensation expense	15,191	10,880	5,260	31,331
Restructuring charges and transaction costs	366	—	13,300	13,666
Non-income tax expense adjustment	346	—	—	346
Severance	1,954	346	16	2,316
Litigation related expense	—	1,033	—	1,033
Loss attributable to non-controlling interest	316	—	—	316
Adjusted EBITDA	$120,395	$29,492	$(20,997)	$128,890

	Year Ended December 31, 2016
	Envestnet	Envestnet | Yodlee	Non-Segment	Total
	(in thousands)
Revenues	$447,632	$130,532	$—	$578,164
Deferred revenue fair value adjustment	329	941	—	1,270
Adjusted revenues	$447,961	$131,473	$—	$579,434

Income (loss) from operations	$41,678	$(38,547)	$(26,575)	$(23,444)
Add (deduct):				—
Deferred revenue fair value adjustment	329	941	—	1,270
Accretion on contingent consideration and purchase liability	150	—	—	150
Depreciation and amortization	24,784	39,215	—	63,999
Non-cash compensation expense	12,719	15,033	5,524	33,276
Restructuring charges and transaction costs	904	64	4,816	5,784
Non-income tax expense adjustment	6,229	—	—	6,229
Severance	3,334	670	338	4,342
Fair market value adjustment to contingent consideration	—	—	1,588	1,588
Litigation related expense	—	5,350	241	5,591
Foreign currency	—	(462)	—	(462)
Other loss	—	—	33	33
Loss attributable to non-controlling interest	1,081	—	—	1,081
Adjusted EBITDA	$91,208	$22,264	$(14,035)	$99,437

Liquidity and Capital Resources

As of December 31, 2018, we had total cash and cash equivalents of $289,345, compared to $60,115 as of December 31, 2017. We plan to use existing cash as of December 31, 2018 and cash generated in the ongoing operations of our business to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements we may be required to borrow under our bank credit agreement to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

Credit Agreement

On July 18, 2017, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement with a group of banks (the “Banks”), for which Bank of Montreal acted as administrative agent (the “Administrative Agent”). Pursuant to the Second Amended and Restated Credit Agreement, the Banks agreed to provide to the Company revolving credit commitments (the “Revolving Credit Facility”) in the aggregate amount of up to $350,000 which amount may be increased by $50,000. The Second Amended and Restated Credit Agreement also includes a $5,000 subfacility for the issuance of letters of credit.

Obligations under the Second Amended and Restated Credit Agreement are guaranteed by substantially all of Envestnet’s U.S. subsidiaries, including Yodlee. Proceeds under the Second Amended and Restated Credit Agreement may be used to finance capital expenditures, working capital, permitted acquisitions and for general corporate purposes.

Envestnet will pay interest on borrowings made under the Second Amended and Restated Credit Agreement at rates between 1.50% and 3.25% above LIBOR based on the Company’s total leverage ratio.  Borrowings under the Second Amended and Restated Credit Agreement are scheduled to mature on July 18, 2022.

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

As of December 31, 2018, there were no revolving credit amounts outstanding under the Second Amended and Restated Credit Agreement.

Convertible Notes

In December 2014, the Company issued $172,500 of 1.75% Convertible Notes due December 2019. In May 2018, The Company issued $345,000 of 1.75% Convertible Notes due June 2023.

The Convertible Notes are general unsecured senior obligations, subordinated in right of payment to our obligations under our Credit Agreement. The Convertible Notes are structurally subordinated to the indebtedness and other liabilities of any of our subsidiaries, other than our wholly owned subsidiary, EAM, which has fully and unconditionally guaranteed the notes on an unsecured basis. The Convertible Notes rank equally in right of payment with all of the Company’s existing and future senior indebtedness.

Issuance and sale of Common Shares to BlackRock

On December 20, 2018, the Company issued and sold to BlackRock approximately 2,356,000 common shares at a purchase price of $52.13 per share, and warrants to purchase approximately 470,000 common shares at an exercise price of $65.16 per share, subject to customary anti-dilution adjustments. The warrants are exercisable at BlackRock’s option for four years from the date of issuance. The warrants may be exercisable through cash exercise or net issue exercise with cash settlement at the sole discretion of the Company. The gross proceeds received of approximately $122,788 were allocated to the common shares and the warrants and recorded within stockholders’ equity. In connection with this transaction, the Company incurred total transaction costs of approximately $4,627 and recorded them as a reduction in equity.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$117,385	$108,250	$83,146
Net cash used in investing activities	(241,679)	(29,019)	(57,927)
Net cash provided by (used in) financing activities	352,294	(72,083)	(22,345)
Effect of exchange rate on changes on cash	(592)	375	—
Net increase in cash, cash equivalents and restricted cash	227,408	7,523	2,874
Cash and cash equivalents, end of period	289,671	62,263	54,740

Operating activities

Net cash provided by operating activities in 2018 increased by $9,135 compared to 2017, primarily due to increases in net income of $7,290, depreciation and amortization expense of $14,806, stock-based compensation expense of $8,914 and an increase in the net change in operating assets and liabilities of $8,635, offset by a decrease in the change in deferred income tax provision of $19,032.

Net cash provided by operating activities in 2017 increased by $25,104 compared to 2016, primarily due to a decrease in net loss of $52,287, partially offset by decreases in the change in deferred income tax liabilities of $10,181 and changes in operating assets and liabilities of $13,372.

Investing activities

Net cash used in investing activities in 2018 increased by $212,660 compared to 2017, primarily due to increases in cash used for acquisitions of businesses of $194,617, capitalization of internally developed software of $11,444 and purchases of property and equipment of $5,579.

Net cash used in investing activities in 2017 decreased by $28,908 compared to 2016, primarily due to a decrease in cash used for acquisition of business of $31,613, partially offset by an increase in capital expenditures for internally developed software of $4,015.

In 2016, the Company acquired FinaConnect and Wheelhouse for net cash totaling $6,693, and $13,219, respectively, as well as a payment of $11,701 related to the Yodlee dissenting shareholders (see “Note 3 – Business Acquisitions” to the notes to consolidated financial statements in Part II, Item 8).

Financing activities

Net cash provided by financing activities in 2018 increased by $424,377 compared to 2017, primarily due to increases in net proceeds from the issuance of Convertible Notes of $335,018 and in the net proceeds from the issuance of common stock and warrants to BlackRock of $122,704, offset by a net increase in payments on the revolving credit facility and Term Notes of $17,806, purchases of treasury stock for stock-based tax withholdings of $6,842 and purchases of ERS units of $6,560.

Net cash used in financing activities in 2017 increased by $49,738 compared to 2016, primarily due to increases in Term Note payments of $27,862, payments on the revolving credit facility of $22,500, purchase of treasury stock for stock-based minimum tax withholdings of $3,008, and an increase in proceeds from borrowings on the revolving credit facility of $5,000. These impacts were partially offset by an increase in proceeds from the exercise of stock options of $3,027 and a decrease in payments of purchase consideration liabilities of $3,021.

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

Commitments

The following table sets forth information regarding our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(in thousands)
Convertible Notes	$517,500	$172,500	$—	$345,000	$—
Operating leases (1)	106,314	15,997	30,142	20,726	39,449
Purchase obligations	41,112	25,755	14,151	1,206	—
Convertible Notes coupon interest payments	30,232	9,100	18,113	3,019	—
Undrawn credit facility fees	3,108	888	2,220	—	—
Investment in private company	2,300	1,200	1,100	—	—
Contingent consideration	750	750	—	—	—
Total	$701,316	$226,190	$65,726	$369,951	$39,449
__________________________________________________________

(1)	We lease facilities under non‑cancelable operating leases expiring at various dates through 2030.

The table above does not reflect the following:

•	Amounts estimated for uncertain tax positions as the timing and likelihood of such payments cannot be reasonably estimated.

•
Voluntary employer matching contributions to our defined contribution benefit plans since the amount cannot be reasonably estimated. For the years ended December 31, 2018, 2017 and 2016, we made voluntary employer matching contributions of $4,778, $4,038 and $2,270, respectively.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company's fiscal year beginning January 1, 2018 and have been reflected in these consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This update amends the requirements for assets and liabilities recognized for all leases longer than twelve months. Lessees will be required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from the lease, and a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018 and will be applied using a modified retrospective approach with optional practical expedients. Early adoption of the standard is permitted. The Company will adopt the new standard on its effective date of January 1, 2019 using the cumulative-effect adjustment transition method with certain available transitional practical expedients. The Company has substantially completed the implementation of key changes to internal controls over financial reporting to allow it to timely compile the information needed to account for transactions under this new guidance.

The standard will have a material impact on our consolidated balance sheets and related disclosures but will not have a material impact on our consolidated income statements. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases.

The Company currently estimates adoption of ASU 2016-02 will result in the recognition of ROU assets and lease liabilities for operating leases of approximately $66,000 and $84,000, respectively, as of January 1, 2019. The difference between the ROU assets and lease liabilities primarily represents the existing deferred rent liabilities, resulting from historical straight-lining of operating leases, which was reclassified upon adoption to reduce the measurement of the ROU assets.

In March 2016, The FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statements of cash flows. The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. The cash paid to satisfy the statutory income tax withholding obligation will be classified as a financing activity in the statements of cash flows. Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. These changes became effective for the Company’s fiscal year beginning January 1, 2017 and have been reflected in these consolidated financial statements. As a result of the retrospective adoption of ASU 2016-09, for the year ended December 31, 2016 net cash provided by operating activities increased by $4,455 with a corresponding offset to net cash used in financing activities. The Company did not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)". This update significantly changes the way that entities will be required to measure credit losses. The new standard requires that entities estimate credit losses based upon an "expected credit loss" approach rather than the "incurred loss" approach, which is currently used. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. The change in approach is anticipated to impact the timing of recognition of credit losses. This ASU will become effective for beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company is currently evaluating the potential impact of this guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and have been reflected in these consolidated financial statements. Retrospective adoption of ASU 2016-15 did not have a material impact on the Company’s presentation of the consolidated statements of cash flows

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” which amends ASC 230 to provide clarifying guidance on the classification and presentation of restricted cash in the statement of cash flows. Additional disclosure is required to reconcile between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and included $326 and $2,148 of restricted cash in the total of cash, cash equivalents and restricted cash in the consolidated balance sheets at December 31, 2018 and 2017, respectively.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business (Topic 805),” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and did not have a material impact to these consolidated financial statements. This standard will be applied to all future business acquisition and disposal transactions.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting.” This update clarifies the accounting for share-based payment transactions for acquiring goods and services from non-employees. Specifically, the update aligns the accounting for payments to non-employees to match the accounting for payments to employees, no longer accounting for these transactions differently. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. This standard will be applied to all future non-employee share-based payments.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” This update is intended to guide entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. Early adoption of the standard is permitted. The Company has elected to early adopt this standard beginning January 1, 2019.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market risk
Our exposure to market risk is directly related to revenues from asset management or administration earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2018, 2017 and 2016, 59%, 60% and 61% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA.
This percentage will vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue and income to decline. We do not use derivative financial instruments for speculative, hedging or trading purposes.

Foreign currency risk
The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. As of December 31, 2018, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $4,862 to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $3,978 to pre-tax earnings.
The Company transacts business with entities which provide payment for services in foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these revenues into U.S. dollars. As of December 31, 2018, we estimate that a hypothetical 10% increase in the value of these currencies to the U.S. dollar would result in a decrease of approximately $2,228 to pre-tax earnings and a hypothetical 10% decrease in the value of these currencies to the U.S. dollar would result in an increase of approximately $2,133 to pre-tax earnings.
Interest rate risk
We are subject to market risk from changes in interest rates. The Company has a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50% and 3.25%. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Second Amended and Restated Credit Agreement. Interest charged on the revolving credit facility during 2018 was approximately 4.1%.  As of December 31, 2018, there were $0 of revolving credit amounts outstanding under the Second Amended and Restated Credit Agreement. The Company incurred interest expense of $4,648 for the year ended December 31, 2018 related to the Second Amended and Restated Credit Agreement.  A hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense on an annual basis by approximately $270.

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Envestnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Envestnet, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Folio Dynamics Holdings, Inc. and all of the issued and outstanding membership interests of a private company (collectively the “Acquired Companies”) during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 the Acquired Companies’ internal control over financial reporting associated with total assets of $222,223,000 and total revenues of $68,122,000 included in the consolidated financial statements of Envestnet, Inc. and subsidiaries as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Companies.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue transactions with customers due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended.
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
Chicago, Illinois
March 1, 2019

Envestnet, Inc.
Consolidated Balance Sheets
(in thousands, except share information)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$289,345	$60,115
Fees receivable, net	68,004	51,522
Prepaid expenses and other current assets	23,557	19,470
Total current assets	380,906	131,107

Property and equipment, net	44,991	35,909
Internally developed software, net	38,209	22,174
Intangible assets, net	305,241	222,731
Goodwill	519,102	432,955
Other non-current assets	25,298	17,176
Total assets	$1,313,747	$862,052

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$133,298	$105,897
Accounts payable	19,567	11,097
Convertible Notes due 2019	165,711	—
Contingent consideration	732	2,115
Deferred revenue	23,988	21,246
Total current liabilities	343,296	140,355

Convertible Notes due 2023	294,725	—
Convertible Notes due 2019	—	158,990
Revolving credit facility	—	81,168
Contingent consideration	—	666
Deferred revenue	6,910	12,047
Deferred rent and lease incentive	17,569	15,185
Deferred tax liabilities, net	640	969
Other non-current liabilities	18,005	15,102
Total liabilities	681,145	424,482

Commitments and contingencies

Redeemable units in ERS	—	900
Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 61,238,898 and 57,450,056 shares issued as of December 31, 2018 and December 31, 2017, respectively; 48,121,800 and 44,700,641 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	306	287
Additional paid-in capital	761,128	556,257
Accumulated deficit	(58,882)	(73,854)
Treasury stock at cost, 13,117,098 and 12,749,415 shares as of December 31, 2018 and December 31, 2017, respectively	(67,858)	(47,042)
Accumulated other comprehensive income (loss)	(994)	624
Total stockholders’ equity	633,700	436,272
Non-controlling interest	(1,098)	398
Total equity	632,602	436,670
Total liabilities and equity	$1,313,747	$862,052

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Asset-based	$481,233	$410,016	$352,498
Subscription-based	295,467	245,867	198,125
Total recurring revenues	776,700	655,883	550,623
Professional services and other revenues	35,663	27,796	27,541
Total revenues	812,363	683,679	578,164

Operating expenses:
Cost of revenues	263,400	219,037	180,590
Compensation and benefits	317,188	264,392	241,584
General and administration	139,984	121,010	115,435
Depreciation and amortization	77,626	62,820	63,999
Total operating expenses	798,198	667,259	601,608

Income (loss) from operations	14,165	16,420	(23,444)

Other income (expense):
Interest income	2,363	201	37
Interest expense	(25,203)	(16,347)	(16,600)
Other expense, net	(487)	(1,963)	(483)
Total other expense, net	(23,327)	(18,109)	(17,046)

Loss before income tax provision (benefit)	(9,162)	(1,689)	(40,490)

Income tax provision (benefit)	(13,172)	1,591	15,077

Net income (loss)	4,010	(3,280)	(55,567)
Add: Net loss attributable to non-controlling interest	1,745	—	—
Net income (loss) attributable to Envestnet, Inc.	$5,755	$(3,280)	$(55,567)

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$0.13	$(0.08)	$(1.30)

Diluted	$0.12	$(0.08)	$(1.30)

Weighted average common shares outstanding:
Basic	45,268,002	43,732,148	42,814,222

Diluted	47,384,085	43,732,148	42,814,222

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Envestnet, Inc.	$5,755	$(3,280)	$(55,567)
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	(1,618)	1,046	(412)
Loss on foreign currency contracts designated as cash flow hedges reclassified to earnings	—	—	(204)
Total other comprehensive income (loss), net of taxes	(1,618)	1,046	(616)
Comprehensive income (loss), net of taxes	$4,137	$(2,234)	$(56,183)

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share information)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2015	53,925,415	$270	(11,946,289)	$(20,654)	$474,726	$194	$(15,007)	$398	$439,927

Exercise of stock options	598,382	2	—	—	4,922	—	—	—	4,924
Issuance of common stock - vesting of restricted stock units	1,118,889	6	—	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	32,572	—	—	—	32,572
Excess tax benefits from stock-based compensation expense	—	—	—	—	4,455	—	—	—	4,455
Purchase of treasury stock for stock-based minimum tax withholdings	—	—	(412,220)	(10,966)	—	—	—	—	(10,966)
Common stock shares repurchased	—	—	(43,610)	(1,448)	—	—	—	—	(1,448)
Foreign currency translation loss	—	—	—	—	—	(412)	—	—	(412)
Loss on foreign currency contracts designated as cash flow hedges reclassified to earnings	—	—	—	—	—	(204)	—	—	(204)
Net loss	—	—	—	—	—	—	(55,567)	—	(55,567)
Balance, December 31, 2016	55,642,686	$278	(12,402,119)	$(33,068)	$516,675	$(422)	$(70,574)	$398	$413,287

Exercise of stock options	837,857	4	—	—	7,947	—	—	—	7,951
Issuance of common stock - vesting of restricted stock units	969,513	5	—	—	—	—	—	—	5
Stock-based compensation expense	—	—	—	—	31,635	—	—	—	31,635
Purchase of treasury stock for stock-based tax withholdings	—	—	(347,296)	(13,974)	—	—	—	—	(13,974)
Foreign currency translation gain	—	—	—	—	—	1,046	—	—	1,046
Net loss	—	—	—	—	—	—	(3,280)	—	(3,280)
Balance, December 31, 2017	57,450,056	$287	(12,749,415)	$(47,042)	$556,257	$624	$(73,854)	$398	$436,670

Adoption of ASC 606 (See Note 4)	—	—	—	—	—	—	9,217	—	9,217
Exercise of stock options	359,345	2	—	—	5,303	—	—	—	5,305
Issuance of common stock - vesting of restricted stock units	1,073,681	4	—	—	—	—	—	—	4
Stock-based compensation expense	—	—	—	—	39,969	—	—	276	40,245
Purchase of treasury stock for stock-based tax withholdings	—	—	(367,683)	(20,816)	—	—	—	—	(20,816)
Issuance of non-controlling units in private company	—	—	—	—	—	—	—	473	473
Issuance of Convertible Notes due 2023, net of offering costs	—	—	—	—	46,611	—	—	—	46,611
Issuance of common stock and warrants - private placement, net of offering costs	2,355,816	13	—	—	118,148	—	—	—	118,161
Purchase of non-controlling units in ERS	—	—	—	—	(5,160)	—	—	(1,400)	(6,560)
Reclassification of redeemable units	—	—	—	—	—	—	—	900	900
Foreign currency translation loss	—	—	—	—	—	(1,618)	—	—	(1,618)
Net income (loss)	—	—	—	—	—	—	5,755	(1,745)	4,010
Balance, December 31, 2018	61,238,898	$306	(13,117,098)	$(67,858)	$761,128	$(994)	$(58,882)	$(1,098)	$632,602

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$4,010	$(3,280)	$(55,567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,626	62,820	63,999
Deferred rent and lease incentive amortization	671	1,027	(438)
Provision for doubtful accounts	1,618	867	1,122
Deferred income taxes (benefits)	(23,629)	(4,597)	5,584
Stock-based compensation expense	40,245	31,331	33,276
Non-cash interest expense	14,534	8,994	8,244
Accretion on contingent consideration and purchase liability	222	512	150
Payments of contingent consideration	—	(357)	(124)
Fair market value adjustment to contingent consideration	—	—	1,588
Loss allocation from equity method investment	1,146	1,469	1,420
Impairment of equity method investment	—	—	734
Loss on disposal of fixed assets	189	76	398
Changes in operating assets and liabilities, net of acquisitions:
Fees and other receivables	(12,890)	(8,121)	1,646
Prepaid expenses and other current assets	(887)	(787)	(2,861)
Other non-current assets	(3,336)	(1,690)	1,473
Accrued expenses and other liabilities	12,939	16,810	17,174
Accounts payable	1,743	(442)	(462)
Deferred revenue	345	1,191	2,014
Other non-current liabilities	2,839	2,427	3,776
Net cash provided by operating activities	117,385	108,250	83,146

INVESTING ACTIVITIES:
Purchase of property and equipment	(20,524)	(14,945)	(13,967)
Capitalization of internally developed software	(24,068)	(12,624)	(8,609)
Investment in private companies	(1,200)	(1,450)	(2,238)
Acquisition of businesses	(194,617)	—	(31,613)
Other	(1,270)	—	(1,500)
Net cash used in investing activities	(241,679)	(29,019)	(57,927)

FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes due 2023	345,000	—	—
Convertible Notes due 2023 issuance costs	(9,982)	—	—
Proceeds from borrowings on revolving credit facility	195,000	35,000	40,000
Payments on revolving credit facility	(276,168)	(62,500)	(40,000)
Revolving credit facility issuance costs	—	(94)	—
Payments of contingent consideration	(2,193)	(1,929)	(3,605)
Payments of definite consideration	—	(445)	—
Payments of purchase consideration liabilities	—	(235)	(3,256)
Issuance of common stock and warrants - private placement, net of offering costs	122,704	—	—
Payment of Term Notes	—	(35,862)	(8,000)
Proceeds from exercise of stock options	5,305	7,951	4,924
Purchase of treasury stock for stock-based tax withholdings	(20,816)	(13,974)	(10,966)
Purchase of ERS units	(6,560)	—	—
Common stock acquired under the share repurchase program	—	—	(1,448)
Issuance of restricted stock units	4	5	6
Net cash provided by (used in) financing activities	352,294	(72,083)	(22,345)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(592)	375	—

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	227,408	7,523	2,874

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	62,263	54,740	51,866

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$289,671	$62,263	$54,740

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$5,531	$3,261	$1,114
Supplemental disclosure of cash flow information - cash paid during the period for interest	10,409	7,353	8,356
Supplemental disclosure of non-cash operating, investing and financing activities:
Transaction costs of issuance of common stock and warrants included in accrued expenses and other liabilities	4,543	—	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,997	1,286	1,136
Leasehold improvements funded by lease incentive	1,780	2,098	1,522
Non-cash debt issuance costs	—	2,230	—
Purchase liabilities included in accrued expenses and other liabilities	—	856	996
Contingent consideration issued in business acquisitions	—	—	4,868

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
The Company offers these solutions principally through the following product and services suites:

•
Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to over 19,100 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics, and digital advice capabilities to customers.

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

•
Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include nearly 4,000 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as over 1,200 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers an overlay service, which includes patented portfolio overlay and tax optimization services.

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

2.	Summary of Significant Accounting Policies
The Company follows accounting standards established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition, results of operations and cash flows. References to U.S. generally accepted accounting principles (“GAAP”) in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the codification or (“ASC”).
Principles of Consolidation—The consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Management Estimates—Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, fair value of restricted stock and stock options issued, fair value of contingent consideration, realization of deferred tax assets, uncertain tax positions, sales tax liabilities, fair value of the liability portion of the convertible debt, fair value of warrants issued, commitments and contingencies and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Revenue Recognition
The Company derives revenues from asset-based services, subscription-based services and professional services and other sources. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. Sales and usage-based taxes are excluded from revenues.
Asset-based recurring revenues—Asset-based recurring revenues primarily consist of fees for providing customers continuous access to platform services through the Company’s uniquely customized platforms. These platform services include investment manager research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing and back office and middle-office operations and administration and are made available to customers throughout the contractual term from the date the customized platform is launched.

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

The asset-based contracts generally contain performance obligations and revenue is recognized on a ratable basis over the quarter beginning on the date that the platform services are made available to the customer as the customer simultaneously consumes and receives the benefits of the services. All asset-based fees are recognized in the Envestnet segment.

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

Subscription-based recurring revenues—Subscription-based recurring revenues primarily consist of fees for providing customers continuous access to the Company’s platform for wealth management and financial wellness. The subscription-based fees generally include fixed fees and or usage-based fees.

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

Professional services and other revenues— The Company earns professional services fees by providing contractual customized services and platform software development as well as initial implementation fees. Professional services contracts generally have fixed prices, and generally specify the deliverables in the contract. Certain professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of services performed. Initial implementation fees are fixed and recognized ratably over the contract term.

Other revenue primarily includes revenue related to the Advisor Summit. Other revenue is recognized when the events are held. Other revenue is not significant.

The majority of the professional services and other contracts contain one performance obligation. Professional services and other revenues are recognized in both the Envestnet and Envestnet | Yodlee segments.

Arrangements with multiple performance obligations— Certain of the Company’s contracts with customers contain multiple performance obligations such as platform services performance obligation and professional services performance obligation. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Standalone selling prices of services are estimated based on observable transactions when these services are sold on a standalone basis or based on expected cost plus margin.

Contract Balances—The Company records contract liabilities (deferred revenue) when cash payments are received in advance of its performance. The term between invoicing date and when payment is due is generally not significant. For the majority of its arrangements, the Company requires advance quarterly payments before the services are delivered to the customer.

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
Deferred sales incentive compensation—Sales incentive compensation earned by the Company’s sales force is considered an incremental and recoverable cost to acquire a contract with a customer. Sales incentive compensation for initial contracts is deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five years. The Company determined the period of benefit by taking into consideration its customer contracts, life of the technology and other factors. Sales incentive compensation for renewal contracts are deferred and amortized on a straight-line basis over the related contractual renewal period. Deferred sales incentive compensation is included in other non-current assets on the consolidated balance sheet and amortization expense is included in compensation and benefits expenses on the consolidated statements of operations.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses on the consolidated statements of operations.

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
Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fees receivable. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including historical loss experience and current economic conditions. As of December 31, 2018, and 2017, the Company’s allowance for doubtful accounts was $826 and $407, respectively.
Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents.
Restricted Cash—The following table reconciles cash, cash equivalents and restricted cash from the consolidated balance sheets to amounts reported within the consolidated statements of cash flows:

	December 31,
	2018	2017	2016
Cash and cash equivalents	$289,345	$60,115	$52,592
Restricted cash included in prepaid expenses and other current assets	158	2,000	429
Restricted cash included in other non-current assets	168	148	1,719
Total cash, cash equivalents and restricted cash	$289,671	$62,263	$54,740

Investments—The Company has investments that are recorded either at cost or using the equity method of accounting. Investments are included in other non-current assets on the consolidated balance sheets and consist of non-marketable investments in privately held companies. The Company reviews all investments on a regular basis to evaluate the carrying amount and economic viability of these investments. This policy includes, but is not limited to, reviewing each of the investee’s cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. The evaluation process is based on information that the Company requests from these investees. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these investees.
The Company has investments in which it uses the equity method of accounting to record its portion of investments in these privately held companies’ net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting because of its less than 50% ownership and lack of control. The Company’s interest in the earnings or losses of the privately held companies will be reflected in other expense, net on the consolidated statements of operations.
The Company’s investments are assessed for impairment when a review of the investee’s operations indicates that there is a decline in value of the investment and the decline is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments are written down to estimated fair value. The Company estimates fair value using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and estimated discounted future cash flows. There were $0, $0 and $734 in impairments to investments during the years ended December 31, 2018, 2017 and 2016, respectively.
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
Internally Developed Software for Internal Use—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internally developed software for internal use during the years ended December 31, 2018, 2017 and 2016.
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
No goodwill impairment charges have been recorded for the years ended December 31, 2018, 2017 and 2016.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the years ended December 31, 2018, 2017 and 2016.
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
Non-income Tax Liabilities—Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. During 2018 and 2017, the Company estimated that a sales and

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

use tax liability of $8,643 and $8,522, respectively, was probable related to multiple taxing jurisdictions with respect to revenues in the years ended December 31, 2018 and December 31, 2017, and prior years. This amount is included in accrued expenses and other liabilities on the consolidated balance sheets. For the same periods, the Company also estimated a sales and use tax receivable of $5,246 and $2,704, respectively, related to estimated recoverability of a portion of the liability. This amount is included in prepaid expenses and other current assets on the consolidated balance sheets.
For the years ended December 31, 2018, 2017 and 2016 the Company recorded a net sales and use tax benefit of $1,176 including interest of $130, and a net sales and use tax expense of $345 and $6,229 including interest of $244 and $914, respectively. The sales and use tax adjustment was recorded in general and administration on the consolidated statements of operations. Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability.
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
Convertible Notes—On December 15, 2014, the Company issued $172,500 of 1.75% convertible notes due December 2019 (the “2019 Notes”). In May 2018, the Company issued $345,000 of 1.75% convertible notes due June 2023 (the “2023 Notes”). Collectively the “Convertible Notes” are accounted for in accordance with ASC 470-20. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as a derivative under GAAP. The Company separately accounts for the liability and equity components of Convertible Notes that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. The Company recognizes the accretion of the resulting discount using the effective interest method as part of interest expense in its consolidated statements of operations.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Non-controlling Interest—Effective February 1, 2014, the Company formed ERS with various third parties. ERS offers advisory and technology enabled services to financial advisors and retirement plans. In exchange for a 64.5% ownership interest in ERS, the Company contributed certain assets and has agreed to fund a certain amount of the operating expenses of ERS. Primarily due to the issuance of units related to the contributions of FinaConnect, Inc. (“FinaConnect”) and Castle Rock Innovations, Inc. and the purchase of additional ERS units acquired from the former owners of Klein Decisions, Inc. the Company’s ownership in ERS increased to 81.5% as of December 31, 2016. During the year ended December 31, 2018, the Company purchased all remaining outstanding units for approximately $6,560, which increased the Company’s ownership percentage to 100% as of December 31, 2018.
The allocation of gains and losses to the members of ERS is based on a hypothetical liquidation book value method in accordance with the ERS operating agreement. There were no losses for the years ended December 31, 2018, 2017 and 2016, reflected as non-controlling interest in the consolidated statements of operations related to ERS.
In March 2018, the Company purchased 4,000 units representing approximately 43% of the outstanding membership interests of a private company for cash consideration of $1,333 and granted the Company the ability to appoint two members to the private Company's board of directors. The appointment of two board members gives the Company the majority of the board's voting power, therefore the Company uses the consolidation method of accounting for this investment. The private company was formed to enable financial advisors to provide insurance and income protection products to their clients.
Recent Accounting Pronouncements—In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company's fiscal year beginning January 1, 2018 and have been reflected in these consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases.” This update amends the requirements for assets and liabilities recognized for all leases longer than twelve months. Lessees will be required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from the lease, and a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018 and will be applied using a modified retrospective approach with optional practical expedients. Early adoption of the standard is permitted. The Company will adopt the new standard on its effective date of January 1, 2019 using the cumulative-effect adjustment transition method with certain available transitional practical expedients. The Company has substantially completed the implementation of key changes to internal controls over financial reporting to allow it to timely compile the information needed to account for transactions under this new guidance.
The standard will have a material impact on our consolidated balance sheets and related disclosures but will not have a material impact on our consolidated income statements. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases.

The Company currently estimates adoption of ASU 2016-02 will result in the recognition of ROU assets and lease liabilities for operating leases of approximately $66,000 and $84,000, respectively, as of January 1, 2019. The difference between the ROU assets and lease liabilities primarily represents the existing deferred rent liabilities, resulting from historical straight-lining of operating leases, which was reclassified upon adoption to reduce the measurement of the ROU assets.

In March 2016, The FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statements of cash flows. The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. The cash paid to satisfy the statutory income tax withholding obligation will be classified as a financing activity in the statements of cash flows. Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. These changes became effective for the Company’s fiscal year beginning January 1, 2017 and have been reflected in

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

these consolidated financial statements. As a result of the retrospective adoption of ASU 2016-09, for the year ended December 31, 2016 net cash provided by operating activities increased by $4,455 with a corresponding offset to net cash used in financing activities. The Company did not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)". This update significantly changes the way that entities will be required to measure credit losses. The new standard requires that entities estimate credit losses based upon an "expected credit loss" approach rather than the "incurred loss" approach, which is currently used. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. The change in approach is anticipated to impact the timing of recognition of credit losses. This ASU will become effective for beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company is currently evaluating the potential impact of this guidance on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and have been reflected in these consolidated financial statements. Retrospective adoption of ASU 2016-15 did not have a material impact on the Company’s presentation of the consolidated statements of cash flows

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” which amends ASC 230 to provide clarifying guidance on the classification and presentation of restricted cash in the statement of cash flows. Additional disclosure is required to reconcile between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and included $326 and $2,148 of restricted cash in the total of cash, cash equivalents and restricted cash in the consolidated balance sheets at December 31, 2018 and 2017, respectively. A reconciliation of restricted cash for each period is included within this footnote.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business (Topic 805),” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and did not have a material impact to these consolidated financial statements. This standard will be applied to all future business acquisition and disposal transactions.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting.” This update clarifies the accounting for share-based payment transactions for acquiring goods and services from non-employees. Specifically, the update aligns the accounting for payments to non-employees to match the accounting for payments to employees, no longer accounting for these transactions differently. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. This standard will be applied to all future non-employee share-based payments.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” This update is intended to guide entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. Early adoption of the standard is permitted. The Company has elected to early adopt this standard beginning January 1, 2019.

3.	Business Acquisitions

The following acquisitions are included within the Envestnet segment, except for Wheelhouse Analytics LLC (“Wheelhouse”) and the private company, which are included within the Envestnet | Yodlee segment.

FinaConnect, Inc.

On February 1, 2016, Envestnet acquired all of the outstanding shares of capital stock of FinaConnect. FinaConnect is a software as a service (SaaS) platform that provides reporting and practice management capabilities to financial professionals servicing the retirement plan market and is the technology platform supporting the ERS service offering. FinaConnect is included in the Envestnet segment.

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

In connection with the acquisition of FinaConnect, the Company paid upfront cash consideration of $6,425 and Company is required to pay contingent consideration of four times the incremental revenue on a certain book of business for the two years subsequent to the acquisition date, not to exceed a total amount of $3,500.

As of December 31, 2016, the estimated fair market value of contingent consideration liability for FinaConnect increased from $1,929 to $2,286. As a result, the Company recorded a fair market value adjustment of $357 which is recognized in general and administration in the consolidated statements of operations. During 2017, the Company paid contingent consideration in the amount of $2,286 for the first year earnout. During 2018, the Company did not pay any contingent consideration for the second year earnout.

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

A summary of estimated intangible assets acquired, estimated useful lives and amortization methods is as follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer list	$2,800	12	Accelerated
Proprietary technology	900	5	Straight-line
Trade names and domains	100	2	Straight-line
Total	$3,800

The results of FinaConnect’s operations are included in the consolidated statements of operations beginning February 1, 2016, and are not considered material to the Company’s results of operations.

For the years ended December 31, 2018, 2017 and 2016, acquisition related costs for FinaConnect totaled $0, $135 and $116, respectively, and are included in general and administration in the consolidated statements of operations.

Wheelhouse Analytics LLC

On October 3, 2016, the Company acquired all of the issued and outstanding membership interests of Wheelhouse. Wheelhouse is a technology company that provides data analytics, mobile sales solutions and online education tools to financial advisors, asset managers and enterprises. Wheelhouse is included in the Envestnet | Yodlee segment.

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

In connection with the acquisition of Wheelhouse, the Company paid cash consideration of $13,299 and is required to pay contingent consideration, with the aggregate amount not to exceed $4,000, and certain holdbacks upon release. Changes to the estimated fair value of the contingent consideration, if any, will be recognized in earnings of the Company. During 2018, Company paid contingent consideration in the amount of $2,193.

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

For the years ended December 31, 2018, 2017 and 2016, acquisition related costs for Wheelhouse totaled $1,763, $874 and $383, respectively, and are included in general and administration in the consolidated statements of operations.

FolioDynamix

On January 2, 2018, the Company acquired all of the issued and outstanding membership interests of FolioDynamics Holdings, Inc. (“FolioDynamix”) through a merger of FolioDynamix with and into a wholly owned subsidiary of Envestnet.

FolioDynamix provides financial institutions, RIAs, and other wealth management clients with an end-to-end technology solution paired with a suite of advisory tools including model portfolios, research and overlay management services. FolioDynamix is included in the Envestnet segment.

The Company acquired FolioDynamix to add complementary trading tools as well as commission and brokerage support to Envestnet’s existing suite of offerings. Envestnet expects to integrate the technology and operations of FolioDynamix into the Company’s wealth management channel, enabling the Company to further leverage its operating scale and data analytics capabilities.

The Company funded the acquisition with a combination of cash on the Company’s balance sheet, purchase consideration liabilities and borrowings under its revolving credit facility.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The consideration transferred in the acquisition was as follows:

		Measurement
	Preliminary	Period	Revised
	Estimate	Adjustments	Estimate
Cash consideration	$187,580	$12,297	$199,877
Purchase consideration liability	12,297	(12,297)	—
Working capital and other adjustments	(3,893)	(2,849)	(6,742)
Total	$195,984	$(2,849)	$193,135

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

		Measurement
	Preliminary	Period	Revised
	Estimate	Adjustments	Estimate
Cash and cash equivalents	$4,876	$—	$4,876
Accounts receivable	4,962	—	4,962
Prepaid expenses and other current assets	1,600	2,173	3,773
Property and equipment, net	927	—	927
Other non-current assets	441	—	441
Identifiable intangible assets	117,700	18,000	135,700
Goodwill	97,248	(17,357)	79,891
Total assets acquired	227,754	2,816	230,570
Accounts payable	(5,358)	—	(5,358)
Accrued expenses	(7,173)	(734)	(7,907)
Deferred tax liability	(18,245)	(5,055)	(23,300)
Deferred revenue	(930)	124	(806)
Other non-current liabilities	(64)	—	(64)
Total liabilities assumed	(31,770)	(5,665)	(37,435)
Total net assets acquired	$195,984	$(2,849)	$193,135

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to lower future operating expenses and the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes. During 2018, after obtaining additional information, the estimated fair value of the customer list intangible was revised due to a change in the assumed attrition rate of the customer base acquired.

A summary of estimated identifiable intangible assets acquired, estimated useful lives and amortization method is as follows:

		Measurement
	Preliminary	Period	Revised	Estimated	Amortization
	Estimate	Adjustments	Estimate	Useful Life in Years	Method
Customer list	$95,000	$18,500	$113,500	13	Accelerated
Proprietary technology	18,000	(500)	17,500	5	Straight-line
Trade names and domains	4,700	—	4,700	6	Straight-line
Total	$117,700	$18,000	$135,700

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The results of FolioDynamix’s operations are included in the consolidated statements of operations beginning January 2, 2018. FolioDynamix’s revenues for the year ended December 31, 2018 totaled $68,122. FolioDynamix’s pre-tax loss for the year ended December 31, 2018 totaled $13,777. The pre-tax loss includes estimated acquired intangible asset amortization of $17,908 for the year ended December 31, 2018.

For the year ended December 31, 2018, acquisition related costs for FolioDynamix totaled $1,557, and are included in general and administration expenses. The Company may incur additional acquisition related costs in 2019.

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

Unaudited pro forma results for Envestnet, Inc. giving effect to the FolioDynamix acquisition

The following pro forma financial information presents the combined results of operations of Envestnet and FolioDynamix for the year ended December 31, 2017. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2017. The results of the private company acquisition are not included in the pro forma financial information presented below as they were not considered material to the Company's results of operations.

The unaudited pro forma results presented primarily include adjustments for amortization charges for acquired intangible assets, stock-based compensation expense, transaction related expenses and interest expense.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2017.

Year Ended
December 31, 2017
Revenues	$724,618
Net loss	(21,194)
Net loss per share:
Basic	$(0.48)
Diluted	$(0.48)

4.	Revenue

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The cumulative effect of the changes made to the Company’s consolidated balance sheets as of January 1, 2018 for the adoption of the new revenue standard was as follows:

		Cumulative
	Balance at	Catch-up	Balance at
	December 31, 2017	Adjustments	January 1, 2018
Balance Sheets
Assets:
Other non-current assets	$17,176	$5,315	$22,491
Liabilities:
Deferred revenue, current	21,246	(1,122)	20,124
Deferred revenue, non-current	12,047	(2,780)	9,267
Equity:
Accumulated deficit	(73,854)	9,217	(64,637)

In accordance with the new revenue standard requirements, the impact of adoption on the Company’s consolidated statements of operations and consolidated balance sheets was as follows:

	Year Ended December 31, 2018
		Without Adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Statements of Operations
Revenues:
Asset-based	$481,233	$495,646	$(14,413)
Subscription-based	295,467	295,467	—
Total recurring revenues	776,700	791,113	(14,413)
Professional services and other revenues	35,663	35,840	(177)
Total revenues	812,363	826,953	(14,590)
Operating expenses:
Cost of revenues	263,400	277,813	(14,413)
Compensation and benefits	317,188	318,887	(1,699)
Total operating expenses	798,198	814,310	(16,112)
Income from operations	14,165	12,643	1,522
Net income	4,010	2,488	1,522
Net income attributable to Envestnet, Inc.	$5,755	$4,233	$1,522

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

	At December 31, 2018
		Without Adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Balance Sheets
Assets:
Fees receivable, net	$68,004	$67,085	$919
Other non-current assets	25,298	18,284	7,014
Liabilities:
Accounts payable	19,567	18,648	919
Deferred revenue, current	23,988	24,577	(589)
Deferred revenue, non-current	6,910	10,046	(3,136)
Equity:
Accumulated deficit	(58,882)	(69,621)	10,739

The impact of adoption on the Company’s consolidated statements of cash flows is immaterial.

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by major source:

	Year Ended December 31, 2018
	Envestnet(1)	Envestnet | Yodlee(1)	Consolidated(1)
Revenues:
Asset-based	$481,233	$—	$481,233
Subscription-based	138,372	157,095	295,467
Total recurring revenues	619,605	157,095	776,700
Professional services and other revenues	13,000	22,663	35,663
Total revenues	$632,605	$179,758	$812,363

	Year Ended December 31, 2017
	Envestnet(1)	Envestnet | Yodlee(1)	Consolidated(1)
Revenues:
Asset-based	$410,016	$—	$410,016
Subscription-based	106,048	139,819	245,867
Total recurring revenues	516,064	139,819	655,883
Professional services and other revenues	11,841	15,955	27,796
Total revenues	$527,905	$155,774	$683,679

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

	Year Ended December 31, 2016
	Envestnet(1)	Envestnet | Yodlee(1)	Consolidated(1)
Revenues:
Asset-based	$352,498	$—	$352,498
Subscription-based	84,340	113,785	198,125
Total recurring revenues	436,838	113,785	550,623
Professional services and other revenues	10,794	16,747	27,541
Total revenues	$447,632	$130,532	$578,164

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
United States	$778,565	$617,835	$519,998
International (2), (3)	33,798	65,844	58,166
Total	$812,363	$683,679	$578,164

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

(2)	No foreign country accounted for more than 10% of total revenues.

(3)	Upon adoption of ASU 2014-09, gross revenue recognition changed to net revenue recognition for one customer.

One customer accounted for more than 10% of the Company’s total revenues:

	Year Ended December 31,
	2018	2017	2016
Fidelity	17%	17%	15%

Remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018:

Years ending December 31,
2019	$195,913
2020	127,516
2021	76,828
2022	56,378
2023	22,496
Thereafter	36,322
Total	$515,453

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Contract balances

The opening and closing balances of the Company’s billed receivables, unbilled receivables, and deferred revenues are as follows:

	Receivables,	Unbilled receivables,
	which are included in	which are included in	Deferred Revenue	Deferred Revenue
	Fees receivable, net	Fees receivable, net	(current)	(non-current)
Opening balance as of January 1, 2018	$36,605	$13,229	$20,124	$9,267
Increase/(decrease), net	14,882	3,288	3,864	(2,357)
Ending balance as of December 31, 2018	$51,487	$16,517	$23,988	$6,910

The increase in receivables is primarily a result of timing of payments for asset-based and subscription-based revenues relative to the year ended December 31, 2018 and the acquisition of FolioDynamix.

The increase in unbilled receivables is primarily driven by revenue recognized in excess of billings related to asset-based services during the year ended December 31, 2018.

The increase in deferred revenue is primarily the result of an increase in deferred revenue related to subscription-based services during the year ended December 31, 2018, most of which will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $18,620 for the year ended December 31, 2018. The majority of this revenue consists of subscription-based revenue and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred sales incentive compensation

Deferred sales incentive compensation was $7,014 as of December 31, 2018. Amortization expense for the deferred sales incentive compensation was $2,132 for the year ended December 31, 2018. No significant impairment loss for capitalized costs was recorded during the period.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits on the consolidated statements of operations.

5.	Cost of Revenues

The following summarizes cost of revenues by revenue category:

	Year Ended December 31,
	2018	2017	2016
Asset-based	$232,145	$194,894	$160,842
Subscription-based	25,192	19,818	16,113
Professional services and other	6,063	4,325	3,635
Total	$263,400	$219,037	$180,590

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2018	2017
Prepaid technology	$6,766	$1,843
Non-income tax receivable	5,628	2,704
Prepaid outside information services	1,515	1,395
Restricted cash	158	2,000
Income tax receivable	—	1,684
Other	9,490	9,844
Total	$23,557	$19,470

7.	Property and Equipment

Property and equipment consists of the following:

		December 31,
	Estimated Useful Life	2018	2017
Cost:
Computer equipment and software	3 years	$64,346	$56,192
Leasehold improvements	Shorter of the lease term or useful life of the asset	28,191	23,192
Office furniture and fixtures	3-7 years	9,291	8,110
Other office equipment	3-5 years	5,577	2,052
		107,405	89,546
Less: accumulated depreciation and amortization		(62,414)	(53,637)
Total property and equipment, net		$44,991	$35,909

During 2018 and 2017, the Company retired property and equipment that was no longer in service for the Envestnet segment in the amounts of $5,984 and $7,180, respectively. During 2018 and 2017, the Company retired property and equipment that were no longer in service for the Envestnet | Yodlee segment in the amounts of $5,387 and $532, respectively. The following table presents the cost amounts and related accumulated depreciation written off by category:

	Year Ended December 31, 2018		Year Ended December 31, 2017
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment and software	$10,733	$(10,709)	$7,528	$(7,523)
Office furniture and fixtures	32	(32)	184	(113)
Other office equipment	309	(288)	—	—
Leasehold improvements	297	(269)	—	—
Total property and equipment retirements	$11,371	$(11,298)	$7,712	$(7,636)

Depreciation and amortization expense was as follows:

	Year Ended December 31,
	2018	2017	2016
Depreciation and amortization expense	$15,737	$15,383	$14,838

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

8.	Internally Developed Software

Internally developed software consists of the following:

		December 31,
	Estimated Useful Life	2018	2017
Internally developed software	5 years	$70,410	$46,342
Less: accumulated amortization		(32,201)	(24,168)
Internally developed software, net		$38,209	$22,174

Amortization expense was as follows:

	Year Ended December 31,
	2018	2017	2016
Amortization expense	$8,033	$5,310	$3,646

9.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Envestnet	Envestnet | Yodlee	Total
Balance at December 31, 2016	$163,751	$268,185	$431,936
Purchase accounting adjustments - Wheelhouse	—	457	457
Foreign currency	—	562	562
Balance at December 31, 2017	163,751	269,204	432,955
FolioDynamix acquisition	79,891	—	79,891
Private company acquisition	—	6,885	6,885
Foreign currency	—	(796)	(796)
Other	167	—	167
Balance at December 31, 2018	$243,809	$275,293	$519,102

Intangible assets consist of the following:

		December 31, 2018			December 31, 2017
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	7-15 years	$361,020	$(102,077)	$258,943	$259,350	$(78,482)	$180,868
Proprietary technologies	4-8 years	66,746	(36,151)	30,595	57,377	(31,067)	26,310
Trade names	2-7 years	27,990	(12,352)	15,638	24,840	(9,701)	15,139
Backlog	4 years	11,000	(10,935)	65	11,000	(10,586)	414
Total intangible assets		$466,756	$(161,515)	$305,241	$352,567	$(129,836)	$222,731

During 2018, the Company wrote off fully amortized intangible assets in the amount of $22,177, including customer lists, trade names and proprietary technologies. The Company did not write off any intangible assets in 2017.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Amortization expense was as follows:

	Year Ended December 31,
	2018	2017	2016
Amortization expense	$53,856	$42,127	$45,515

Future amortization expense of the intangible assets as of December 31, 2018, is expected to be as follows:

Years ending December 31:
2019	$48,334
2020	44,380
2021	35,744
2022	33,266
2023	24,920
Thereafter	118,597
Total	$305,241

10.	Other Non-Current Assets

Other non-current assets consist of the following:

	December 31,
	2018	2017
Deferred sales incentive compensation	$7,014	$—
Assets to fund deferred compensation liability	6,346	5,185
Lease and other deposits	4,341	4,906
Investments in private companies	2,862	2,731
Unamortized issuance costs on revolving credit facility	2,251	3,106
Other	2,484	1,248
Total	$25,298	$17,176

The Company owns 538,776 common units in a privately held company at a historical purchase price of $1,250. The Company uses the cost method of accounting for this investment. This investment is included in the Envestnet segment.

In November 2016, the Company purchased 1,500,000 Class A units representing 21.4% of the outstanding membership interests of a privately held company for cash consideration of $1,500. In September 2017, the Company purchased an additional 1,450,000 Class A units in this privately held company for cash consideration of $1,450. The additional investment increased the Company’s ownership interest to 34.5%.  The Company uses the equity method of accounting to record its portion of this privately held company’s net income or loss on a one quarter lag from the actual results of operations due to our less than 50% ownership and lack of control and does not otherwise exercise control over the significant economic decisions of the privately held company. The Company’s share in the loss of the privately held company was $1,146 and $1,469 during the years ended December 31, 2018 and 2017, respectively, and is included in other expense, net on the consolidated statements of operations. This investment is included in the Envestnet segment.

In November 2018, the Company acquired approximately 27% of the outstanding membership interests of a privately held company for cash consideration of $1,200. In accordance with the agreement, the Company is required to make future capital contributions of $1,200 and $1,100 in 2019 and 2020, respectively, subject to certain conditions. The Company uses the equity method of accounting to record its portion of this privately held company’s net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting to record its portion of this privately held company’s net income or loss on a one quarter lag from the actual results of operations due to our less than 50% ownership and

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

lack of control and does not otherwise exercise control over the significant economic decisions of the privately held company. This investment is included in the Envestnet segment.

11.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2018	2017
Accrued investment manager fees	$50,635	$39,324
Accrued compensation and related taxes	50,598	43,724
Sales and use tax payable	9,733	9,037
Accrued professional services	4,517	4,985
Accrued transaction costs	4,543	—
Definite consideration	—	1,250
Other accrued expenses	13,272	7,577
Total	$133,298	$105,897

12.	Debt

The Company’s outstanding debt obligations as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Convertible Notes due 2019	$172,500	$172,500
Unaccreted discount on Convertible Notes due 2019	(5,890)	(11,677)
Unamortized issuance costs on Convertible Notes due 2019	(899)	(1,833)
Convertible Notes due 2019 carrying value	$165,711	$158,990

Convertible Notes due 2023	$345,000	$—
Unaccreted discount on Convertible Notes due 2023	(42,641)	—
Unamortized issuance costs on Convertible Notes due 2023	(7,634)	—
Convertible Notes due 2023 carrying value	$294,725	$—

Revolving credit facility balance	$—	$81,168

Interest expense on the Convertible Notes due 2019 and 2023 and the Second Amended and Restated Credit agreement was comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Coupon interest	$6,650	$3,019	$3,019
Amortization of issuance costs	2,771	3,279	2,875
Accretion of debt discount	11,134	5,472	5,237
Interest on revolving credit facility	3,994	4,153	5,128
Undrawn and other fees	654	424	341
Total	$25,203	$16,347	$16,600

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Convertible Notes due 2019

In 2014, the Company issued $172,500 of Convertible Notes due 2019. Net proceeds from the offering were $166,967. The Convertible Notes due 2019 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015.

In connection with the issuance of the Convertible Notes due 2019, the Company incurred $4,651 of issuance costs in 2014, which are presented net in current debt on the consolidated balance sheets. These costs are being amortized and are recorded as additional interest expense over the life of the Convertible Notes due 2019.

The Convertible Notes due 2019 are general unsecured obligations, subordinated in right of payment to our obligations under our Credit Agreement. The Convertible Notes due 2019 rank equally in right of payment with all of the Company’s existing and future senior indebtedness and will be senior in right of payment to any of the Company’s future subordinated indebtedness. The Convertible Notes due 2019 will be structurally subordinated to the indebtedness and other liabilities of any of our subsidiaries, other than to the extent the Convertible Notes due 2019 are guaranteed in the future by our subsidiaries as described in the indenture and will be effectively subordinated to and future secured indebtedness to the extent of the value of the assets securing such indebtedness. Certain of our subsidiaries guarantee our obligations under our Credit Agreement.

Upon the occurrence of a “fundamental change”, as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Convertible Notes due 2019 for cash at 100% of the principal amount of the Convertible Notes due 2019 being purchased, plus any accrued and unpaid interest.

The Convertible Notes due 2019 are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.9022 shares per one thousand principal amount of the Convertible Notes due 2019, which represents a conversion price of $62.88 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes due 2019 at their option at any time prior to the close of business on the business day immediately preceding July 1, 2019, only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes due 2019 in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per one thousand principal amount of the Convertible Notes due 2019 for each such trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the then-current conversion rate; or (c) upon the occurrence of specified corporate events as defined in the indenture.

Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion. The Company’s stated policy is to settle the debt component of the Convertible Notes due 2019 at least partially or wholly in cash. This policy is based both on the Company’s intent and the Company’s ability to settle these instruments in cash.

The Company has separately accounted for the liability and equity components of the Convertible Notes due 2019 by allocating the proceeds from issuance of the Convertible Notes due 2019 between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes due 2019 of $27,500 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes due 2019. During 2018, 2017 and 2016, the Company recognized $5,690, $5,472 and $5,237, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes due 2019 is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2019 for the years ended December 31, 2018, 2017 and 2016 was approximately 6%.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Convertible Notes due 2023

In May 2018, the Company issued $345,000 of Convertible Notes due 2023. Net proceeds from the offering were $335,018. The Convertible Notes due 2023 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018.

In connection with the issuance of the Convertible Notes due 2023, the Company incurred $8,593 of issuance costs in 2018, which are presented net in non-current debt on the consolidated balance sheets. These costs are being amortized and are recorded as additional interest expense over the life of the Convertible Notes due 2023.

The Convertible Notes due 2023 are general unsecured senior obligations, subordinated in right of payment to our obligations under our Credit Agreement. The Convertible Notes due 2023 rank equally in right of payment with all of the Company’s existing and future senior indebtedness and will be senior in right of payment to any of the Company’s future subordinated obligations. The Convertible Notes due 2023 will be structurally subordinated to the indebtedness and other liabilities of any of our subsidiaries, other than our wholly owned subsidiary, Envestnet Asset Management, Inc., which will fully and unconditionally guarantee the notes on an unsecured basis, and other than to the extent the Convertible Notes due 2023 are guaranteed in the future by any of our other subsidiaries as described in the indenture and will be effectively subordinated to and future secured indebtedness to the extent of the value of the assets securing such indebtedness. Certain of our subsidiaries guarantee our obligations under our Credit Agreement.

Upon the occurrence of a “fundamental change”, as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Convertible Notes due 2023 for cash at 100% of the principal amount of the Convertible Notes due 2023 being purchased, plus any accrued and unpaid interest.

The Convertible Notes due 2023 are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 14.6381 shares per one thousand principal amount of the Convertible Notes due 2023, which represents a conversion price of $68.31 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes due 2023 at their option at any time prior to the close of business on the business day immediately preceding December 15, 2022, only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes due 2023 in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per one thousand principal amount of the Convertible Notes due 2023 for each such trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the then-current conversion rate; (c) if we call any or all of the Convertible Notes due 2023 for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (d) upon the occurrence of specified corporate events as defined in the indenture.

Upon conversion, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion. The Company’s stated policy is to settle the debt component of the Convertible Notes due 2023 at least partially or wholly in cash. This policy is based both on the Company’s intent and the Company’s ability to settle these instruments in cash.

The Company has separately accounted for the liability and equity components of the Convertible Notes due 2023 by allocating the proceeds from issuance of the Convertible Notes due 2023 between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $46,611 to the equity component, net of offering costs of $1,389. The Company recorded a discount on the Convertible Notes due 2023 of $48,000 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes due 2023. During 2018, the Company recognized $5,444 in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes due 2023 is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2023 for the year ended December 31, 2018 was approximately 6%.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

See “Note 18 – Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income per common share.

Credit Agreement

In 2014, Envestnet and certain of its subsidiaries entered into a credit agreement with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent, pursuant to which the Banks agreed to provide an unsecured revolving credit facility of $70,000 with a sublimit for the issuance of letters of credit of $5,000.  Since then the agreement has been amended several times and was last amended and restated in July 2017.

On July 18, 2017, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with the Banks, for which Bank of Montreal acted as administrative agent (the “Administrative Agent”). The Second Amended and Restated Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of November 19, 2015, as amended, among the Company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Prior Credit Facility”). Pursuant to the Second Amended and Restated Credit Agreement, the Banks agreed to provide to the Company revolving credit commitments (the “Revolving Credit Facility”) in the aggregate amount of up to $350,000 which amount may be increased by $50,000. The Second Amended and Restated Credit Agreement also includes a $5,000 subfacility for the issuance of letters of credit.

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

The Company will pay interest on borrowings made under the Second Amended and Restated Credit Agreement at rates between 1.50% and 3.25% above LIBOR based on the Company’s total leverage ratio. Borrowings under the Second Amended and Restated Credit Agreement are scheduled to mature on July 18, 2022. There is also a commitment fee equal to 0.25% per annum on the daily unused portion of the facility.

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

On May 24, 2018, Envestnet Inc. and certain of its subsidiaries entered into a first amendment to the Second Amended and Restated Credit Agreement (the "Credit Agreement Amendment"). The Credit Agreement Amendment made certain technical changes to the calculations of various covenants contained in the Credit Agreement.

As of December 31, 2018, there were no revolving credit amounts outstanding under the Second Amended and Restated Credit Agreement. The July 18, 2017 amendment replaced the Term Notes and related excess cash flow payment obligations, which were issued in relation to a previous amendment, with a revolving line of credit. As of December 31, 2018, the debt issuance costs related to the Second Amended and Restated Credit Agreement and the Prior Credit Facility are presented in prepaid expenses and other non-current assets which have outstanding amounts of $855 and $2,251, respectively.

The Second Amended and Restated Credit Agreement includes certain financial covenants and, as of December 31, 2018, the Company was in compliance with these requirements.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

13.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	December 31,
	2018	2017
Uncertain tax positions	$10,394	$10,640
Deferred compensation liability	6,196	4,364
Other	1,415	98
Total	$18,005	$15,102

14.	Fair Value Measurements

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

Fair Value on a Recurring Basis

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value in the consolidated balance sheets as of December 31, 2018 and 2017, based on the three-tier fair value hierarchy:

	December 31, 2018
	Fair Value	Level I	Level II	Level III
Assets
Money market funds and other(1)	$265,554	$265,554	$—	$—
Assets to fund deferred compensation liability(2)	6,346	—	—	6,346
Total assets	$271,900	$265,554	$—	$6,346
Liabilities
Contingent consideration	$732	$—	$—	$732
Deferred compensation liability(3)	6,196	6,196	—	—
Total liabilities	$6,928	$6,196	$—	$732

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

	December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds (1)	$39,400	$39,400	$—	$—
Assets to fund deferred compensation liability(2)	5,185	—	—	5,185
Total assets	$44,585	$39,400	$—	$5,185
Liabilities:
Contingent consideration	$2,781	$—	$—	$2,781
Deferred compensation liability(3)	4,364	4,364	—	—
Total liabilities	$7,145	$4,364	$—	$2,781

(1)
The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds and time deposit accounts which mature on a daily basis.

(2)
The deferred compensation asset fair value is based upon the cash surrender value of the life insurance premiums. The Company recognized immaterial losses related to this asset within the statements of operations for the year ended December 31, 2018, and immaterial gains related to this asset within the statements of operations for the year ended December 31, 2017.

(3)
The deferred compensation liability is included in other non-current liabilities in the consolidated balance sheets and its fair market value is based on the daily quoted market prices for the net asset value of the various funds in which the participants have selected. The Company recognized immaterial gains related to this liability within the statements of operations for the years ended December 31, 2018 and 2017.

Level I assets and liabilities include money-market funds not insured by the Federal Deposit Insurance Corporation (“FDIC”), deferred compensation liability, and the revolving credit facility. The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. These money-market funds are considered Level 1 and are included in cash and cash equivalents in the consolidated balance sheets. The fair value of the deferred compensation liability is based upon the daily quoted market prices for net asset value on the various funds selected by participants. Time deposit account fair values are determined by trade confirmations which mature daily and therefore are considered highly liquid investments. The outstanding balance on the revolving credit facility approximated fair value as the revolving credit facility bore interest at variable rates and we believe our credit risk quality was consistent with when the debt originated.
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
The Company utilized a discounted cash flow method with expected future performance of FinaConnect and Wheelhouse, and their ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair values of their respective contingent consideration. The Company will continue to reassess the fair value of the contingent consideration for the Wheelhouse acquisition at each reporting date until settlement. During 2017, the FinaConnect contingent consideration liability was settled in the amount of $2,286. During 2018, Company paid Wheelhouse contingent consideration in the amount of $2,193. Changes to the estimated fair values of the contingent consideration will be recognized in earnings of the Company and included in general and administration on the consolidated statements of operations.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The table below presents a reconciliation of the assets to fund deferred compensation liability of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2017 to December 31, 2018:

Fair Value of
Assets to Fund
Deferred
Compensation
Liability
Balance at December 31, 2017	$5,185
Contributions and fair value adjustments	1,161
Balance at December 31, 2018	$6,346

The asset value increased due to funding of the plan partially offset by immaterial losses on the underlying investment vehicles, which resulted in an asset value of $6,346 as of December 31, 2018, which is included in other non-current assets on the consolidated balance sheets.

The table below presents a reconciliation of contingent consideration liabilities of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2017 to December 31, 2018:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2017	$2,781
Payment of contingent consideration liability	(2,193)
Accretion on contingent consideration	144
Balance at December 31, 2018	$732

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the year ended December 31, 2018.

On December 15, 2014, the Company issued $172,500 of Convertible Notes due 2019. As of December 31, 2018 and 2017, the carrying value of the Convertible Notes due 2019 equaled $165,711 and $158,990, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of December 31, 2018 and 2017, the estimated fair value of the Convertible Notes due 2019 was $174,101 and $180,180, respectively. The Company considered the Convertible Notes due 2019 to be a Level II liability as of December 31, 2018 and 2017, and used a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2019 in an over-the-counter market on or near December 31, 2018 (see “Note 12 – Debt”).

On May 25, 2018, the Company issued $345,000 of Convertible Notes due 2023. As of December 31, 2018, the carrying value of the Convertible Notes due 2023 equaled $294,725, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of December 31, 2018, the estimated fair value of the Convertible Notes due 2023 was $339,024.  The Company considered the Convertible Notes due 2023 to be a Level II liability as of December 31, 2018 and 2017, and used a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2023 in an over-the-counter market on or near December 31, 2018 (see “Note 12 – Debt”).

As of December 31, 2018 and 2017, there was $0 and $81,168, respectively, outstanding on the revolving credit facility under the Second Amended and Restated Credit Agreement. As of December 31, 2017, the outstanding balance on our

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

revolving credit facility approximated fair value as the revolving credit facility bore interest at variable rates and we believed our credit risk quality was consistent with when the debt originated. The Company considered the revolving credit facility to be a Level I liability as of December 31, 2018 and 2017 (see “Note 12 – Debt”).

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2018 based upon the short-term nature of the assets and liabilities.

15.	Income Taxes

Income (loss) before income tax provision (benefit) was generated in the following jurisdictions:

	Year Ended December 31,
	2018	2017	2016
Domestic	$(18,242)	$(9,387)	$(47,059)
Foreign	9,080	7,698	6,569
Total	$(9,162)	$(1,689)	$(40,490)

The components of the income tax provision (benefit) charged to operations are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	4,564	$(1,201)	$3,812
State	1,044	951	1,172
Foreign	4,849	6,438	4,509
	10,457	6,188	9,493

Deferred:
Federal	(19,444)	(4,439)	5,992
State	(3,182)	146	117
Foreign	(1,003)	(304)	(525)
	(23,629)	(4,597)	5,584

Total	$(13,172)	$1,591	$15,077

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Net deferred tax assets (liabilities) consist of the following:

	December 31,
	2018	2017
Deferred revenue	$5,642	$5,723
Prepaid expenses and accruals	3,302	1,459
Deferred rent and lease incentives	4,255	3,419
Net operating loss and tax credit carryforwards	78,689	66,896
Property and equipment and intangible assets	(73,778)	(51,182)
Stock-based compensation expense	7,667	6,894
Convertible Notes	(11,918)	(2,886)
Other	1,032	1,221
Total deferred tax assets	14,891	31,544
Less: valuation allowance	(15,531)	(32,513)
Net deferred tax liabilities	$(640)	$(969)

On December 22, 2017 the Tax Cuts and Jobs Act (“the Act”) was signed into United States law. The Act significantly changes U.S. income tax law and is the first major overhaul of the federal income tax code in more than 30 years. Key provisions of the Act that may impact the Company include: (i) reduction of the U.S. federal corporate income tax rate from 35% to 21%, (ii) repeal of the Corporate Alternative Minimum Tax (“AMT”) system, (iii) replacement of the worldwide taxation system with a territorial tax system which exempts certain foreign operations from U.S. taxation but also taxes certain foreign income under a new regime, called Global Intangible Low-Taxed Income ("GILTI"), (iv) further limitation on the deductibility of certain executive compensation, (v) modification of earnings calculations for certain foreign subsidiaries that were previously tax deferred to a one-time tax, (vi) creation of a new base erosion anti-abuse tax (Base Erosion Anti-Abuse Tax, or "BEAT"), (vii) allowance for immediate capital expensing of certain qualified property, (viii) limitation on the deduction for net interest expense incurred by a U.S. corporation, and (ix) modification and/or repeal of a number of other international provisions.

Due to the complexities involved in accounting for the enactment of the Tax Reform, SAB 118 allowed us to record provisional amounts in earnings for the year ended December 31, 2017. In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because we had not yet completed our enactment-date accounting for these effects. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the Tax Reform. SAB 118 allowed a measurement period of up to one year from the enactment date to identify Tax Reform impacts. As of the period ended December 31, 2018, we completed our analysis of the Tax Reform on our consolidated financial statements and recorded additional tax expense of $814 primarily related to the one-time tax on deferred foreign earnings in the tax provision. Our accounting for the final income tax effects of the Tax Reform has been finalized and the measurement period under SAB 118 ended during the period ended December 31, 2018. Despite the completion of our accounting for the Tax Reform under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels. We will continue to monitor and assess the impact of any new developments.

Related to the Act's new provision on GILTI, under GAAP, the Company is allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"); or (ii) factor in such amounts into the measurement of our deferred taxes (the "deferred method"). The selection of an accounting policy related to the GILTI tax provisions depends, in part, on analyzing our global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. While the future global operations depend on a number of different factors, the Company does expect to have future U.S. inclusions in taxable income related to GILTI. Further, the Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

In addition, the BEAT provision has an impact on the Company in the current year. In accordance with FASB guidance, the incremental effect of BEAT is recognized in the year the BEAT is incurred and also there is no need to evaluate

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

the effect of potentially paying the BEAT in future years. The current year estimated BEAT liability and therefore impact to the Company's tax expense is $3,760.

The valuation allowance for net deferred tax assets as of December 31, 2018 and 2017 was $15,531 and $32,513, respectively. The change in the valuation allowance from 2017 to 2018 was primarily related to the acquisition of Folio and the Company's convertible debt incurred in 2018 in addition to the current year movement related to the amortization of book intangible assets. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence is the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2018, a valuation allowance of $15,531 has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Prior to December 31, 2017, the Company did not claim permanent reinvestment of our accumulated foreign earnings, and recorded taxes on these earnings. The amount of this estimated liability at December 31, 2016 was approximately $4,500. As of December 31, 2017, the Company changed our position on this matter and claimed permanent reinvestment on accumulated earnings of approximately $20,600. As of December 31, 2018, the Company has claimed permanent reinvestment on accumulated earnings of approximately $33,000. Post Tax Reform, the primary deferred tax liability that is not being recorded by the Company relates to India withholding tax. The reinvested foreign earnings of the Company will be used to fund future foreign acquisitions, capital expenditures, headcount expansion and other operating expenses. As these earnings will be permanently reinvested in the foreign jurisdictions, deferred taxes were not recorded.

The expected tax provision (benefit) calculated at the statutory federal rate differs from the actual provision as follows:

	Year Ended December 31,
	2018	2017	2016
Tax provision (benefit), at U.S. federal statutory tax rate	$(1,559)	$(573)	$(13,767)

State income tax provision (benefit), net of federal benefit	(1,714)	(1,251)	(2,053)
Effect of stock-based compensation excess tax benefit	(7,782)	(11,522)	—
Effect of permanent items	2,967	1,145	1,773
Change in valuation allowance	(4,244)	2,151	26,269
Effect of change in federal income tax rate	—	13,792	—
Effect of change in state and foreign income tax rates	(269)	537	279
Uncertain tax positions	(2,062)	3,668	2,024
BEAT liability	3,760	—	—
Research and development credits	(4,770)	(2,815)	(2,758)
Change in permanent reinvestment assertion	—	(4,494)	—
State net operating loss adjustment, net of valuation allowance impact	—	836	—
Other	2,501	117	3,310
Income tax provision	$(13,172)	$1,591	$15,077

At December 31, 2018, the Company had NOL carryforwards, before any uncertain tax position reserves, for federal income tax purposes of approximately $267,000 which are available to offset future federal taxable income, if any, and expire through 2038. In addition, as of December 31, 2018, the Company had NOL carryforwards for state income tax purposes of

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

approximately $153,000 available to reduce future income subject to income taxes. The state NOL carryforwards expire through 2038.

In addition, at December 31, 2018, the Company had AMT credit carryforwards of approximately $1,455 for Federal purposes. As a result of tax reform, AMT credits are refundable for any taxable year beginning after 2017 and before 2022 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Thus, the minimum tax credit was reclassified from a deferred tax asset to an income tax receivable. The Company also had AMT credits of $19 for California, which are available to reduce future California income taxes, if any, over an indefinite period. In addition, the Company had research and development credit carryforwards of approximately $15,259 for federal and $9,452 for California and Illinois, as well as foreign tax credits of $1,401 available to offset federal income tax.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits balance at beginning of year	$18,312	$16,476	$14,129
Additions based on tax positions related to the current year	1,907	1,691	1,153
Additions based on tax positions related to prior years	(3,976)	145	1,257
Reductions for settlements with taxing authorities related to prior years	(615)	—	—
Reductions for lapses of statute of limitations	—	—	(63)
Unrecognized tax benefits balance at end of year	$15,628	$18,312	$16,476

At December 31, 2018, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $15,628. The Company estimates it is reasonably possible that there will not be a material change to the liability for unrecognized tax benefits in the next twelve months.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2018 and 2017, income tax expense included $126 and $1,690, respectively, of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $5,977 and $6,018 as of December 31, 2018 and 2017, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company was notified by the Internal Revenue Service as of December 18, 2017 that the calendar year 2015 and 2016 federal income tax returns have been have been selected for audit by the Internal Revenue Service. As of the date of this report, no additional taxes had been assessed, as the audit has not yet concluded. The Company’s tax returns for the calendar years ended December 31, 2017, 2016, and 2015 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended December 31, 2017, 2016, 2015, and 2014 remain open to examination by various state revenue services.

Our Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2005, 2008, 2011, 2012, 2013, 2014, 2015, 2016, and 2017. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheet. It is possible that one or more of these audits may be finalized within the next twelve months.

16.	Stockholders’ Equity

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. For each of the years ended December 31, 2018 and 2017, the Company purchased no shares of the Company’s common stock. As of both December 31, 2018 and 2017, a maximum of 1,956,390 shares may yet be purchased under this program.

On December 20, 2018, the Company issued and sold to BlackRock, Inc. (“BlackRock”) approximately 2,356,000 common shares at a purchase price of $52.13 per share, and warrants to purchase approximately 470,000 common shares at an exercise price of $65.16 per share, subject to customary anti-dilution adjustments. The warrants are exercisable at BlackRock’s option for four years from the date of issuance. The warrants may be exercisable through cash exercise or net issue exercise with cash settlement at the sole discretion of the Company. The gross proceeds received of approximately $122,788 were allocated to the common shares and the warrants and recorded within stockholders’ equity. In connection with this transaction, the Company incurred total transaction costs of approximately $4,627 and recorded them as a reduction in equity.

17.	Stock-Based Compensation

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

On June 22, 2010, the Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 Plan”), effective upon the closing of the Company’s initial public offering. The 2010 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2010 Plan) and cash incentive awards to employees, consultants and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. The maximum number of shares of common stock that may be delivered under the 2010 Plan is equal to the sum of 2,700,000 plus the number of shares of common stock that are subject to outstanding awards under the 2004 Plan which are forfeited, expire or are canceled after the effective date of the Company’s initial public offering. Stock options and stock appreciation rights are granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant. On May 13, 2015 and July 13, 2017, the shareholders approved the 2010 Long-Term Incentive Plan as Amended. The amendments increased the number of common shares of the Company reserved for delivery under the 2010 Plan by 2,700,000 shares and 3,525,000 shares, respectively.

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

The 2012 Plan provides for the grant of up to 559,551 shares of common stock (“Target Incentive Awards”). The Target Incentive Awards vest based upon Tamarac meeting certain performance conditions and then a subsequent two-year service condition. The Company measured the cost of these awards based on the estimated fair value of the award as of the market closing price on the day before the acquisition closed. The Company is recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company estimates the expected vesting amount and recognizes compensation expense only for those awards expected to vest. This estimate is reassessed by management each reporting period and may change based upon new facts and circumstances. Changes in the assumptions impact the total amount of expense and are recognized over the vesting period. As of December 31, 2017, all 559,551 shares of restricted stock had vested.

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

As of December 31, 2018, the maximum number of options and restricted stock available for future issuance under the Company’s plans is 3,078,360.

Employee stock-based compensation expense was as follows:

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation expense	$40,245	$31,331	$33,276
Tax effect on stock-based compensation expense	(10,093)	(11,906)	(13,001)
Net effect on income	$30,152	$19,425	$20,275

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.1%, 38.0%, and 39.1% for the years ended December 31, 2018, 2017 and 2016, respectively. However, due to the valuation allowance recorded on domestic deferreds, there was no tax effect related to stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	December 31,
	2018	2017	2016
Grant date fair value of options	$—	$14.51	$9.56
Volatility	—	43.8%	42.2%
Risk-free interest rate	—	2.1%	1.4%
Dividend yield	—	—	—
Expected term (in years)	—	6.3	6.3

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2015	3,533,791	$15.03	4.7	$61,199
Granted	163,864	22.38
Exercised	(598,382)	8.23
Forfeited	(66,079)	35.08
Outstanding as of December 31, 2016	3,033,194	16.33	4.3	63,264
Granted	75,238	31.70
Exercised	(837,857)	9.49
Forfeited	(16,010)	37.42
Outstanding as of December 31, 2017	2,254,565	19.23	4.3	69,939
Granted	—	—
Exercised	(359,345)	14.76
Forfeited	(7,251)	27.51
Outstanding as of December 31, 2018	1,887,969	20.05	3.4	56,046
Options exercisable	1,830,082	19.78	3.3	54,837

The aggregate intrinsic values in the table below represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2018, 2017 and 2016 of $49.19, $49.85 and $35.25, respectively, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date.

Other information is as follows:

	Year Ended December 31,
	2018	2017	2016
Total intrinsic value of options exercised	$15,667	$29,562	$14,165
Cash received from exercises of stock options	5,305	7,951	4,924

Exercise prices of stock options outstanding as of December 31, 2018 range from $7.15 to $55.29. At December 31, 2018, there was $632 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.0 years.

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

The following is a summary of the activity for unvested restricted stock units and awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2015	2,153,211	$35.63
Granted	1,009,661	28.82
Vested	(1,082,206)	29.12
Forfeited	(185,907)	30.96
Outstanding as of December 31, 2016	1,894,759	30.40
Granted	959,591	32.38
Vested	(969,513)	31.51
Forfeited	(118,198)	30.11
Outstanding as of December 31, 2017	1,766,639	32.48
Granted	996,099	55.42
Vested	(1,073,681)	32.62
Forfeited	(103,269)	40.37
Outstanding as of December 31, 2018	1,585,788	46.33

At December 31, 2018, there was $55,427 of unrecognized compensation expense related to unvested restricted stock unit awards, which the Company expects to recognize over a weighted-average period of 1.9 years.

In connection with the Yodlee merger, on November 19, 2015, the Company issued 1,052,000 shares of Envestnet restricted stock unit awards (“replacement awards”) issued in connection with unvested Yodlee employee equity awards. The Yodlee unvested stock options and unvested restricted stock units were canceled and exchanged for the replacement awards. In accordance with ASC 805, these awards are considered to be replacement awards. Exchanges of share options or other share-based payment awards in conjunction with a business combination are modifications of share-based payment awards in accordance with ASC Topic 718. As a result, a portion of the fair-value-based measure of the replacement awards, are included in measuring the consideration transferred in the Yodlee business combination. To determine the portion of the replacement award that is part of consideration transferred to acquire Yodlee, we have measured both the replacement awards granted by Envestnet and the historical Yodlee awards as of November 19, 2015 in accordance with ASC 718. The portion of the fair-value-based measure of the replacement award that is part of the consideration transferred in exchange for the acquisition of Yodlee, equals the portion of the Yodlee award that is attributable to pre-combination service. Envestnet has attributed a portion of the replacement awards to post combination service as these awards require post combination service. The fair value of the rollover consideration was estimated to be $32,836 of which $4,318 was attributable to pre-acquisition services. The remaining fair value of $28,518 is amortizing over the 43 month vesting period subsequent to the acquisition date. As of December 31, 2018, the remaining amount of unrecognized expense totaled $767.

The Company entered into employment agreements with certain executive officers, three of whom received a total of 205,000 performance-based restricted stock unit awards in May 2016 which vest upon the achievement of certain “Target Performance Measures” as defined in the employment agreements, and four of whom also received a total of 125,000 restricted stock units awards in August 2016 which vest quarterly thereafter. The Target Performance Measures for the Performance Periods, as defined in the employment agreements, were achieved as of December 31, 2016 and these shares will fully vest in May 2019.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

During March 2018 and July 2018, the Company granted approximately 26,000 and 30,000 performance-based restricted stock unit awards to certain employees, respectively. These performance-based restricted unit awards vest upon the achievement of certain pre-established business and financial metrics as well as service condition. The business and financial metrics governing the vesting of these performance-based restricted stock unit awards provide thresholds which dictate the number of shares to vest upon each evaluation date, which range from 50% to 150%. If these metrics are achieved, as defined in the individual grant terms, these shares would cliff vest three years from the grant date.

18.	Net Income (Loss) Per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, common warrants, restricted stock awards, restricted stock units and Convertible Notes using the treasury stock method, if dilutive.

The Company accounts for the effect of the Convertible Notes on diluted net income per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes have no effect on diluted net loss per share until the Company’s stock price exceeds the conversion price of $62.88 and $68.31 per share, respectively, or if the trading price of the Convertible Notes meets certain criteria as described in “Note 12 – Debt.” In the period of conversion, the Convertible Notes will have no impact on diluted earnings per share if the Convertible Notes are settled in cash and will have an impact on basic and diluted earnings per share if the Convertible Notes are settled in shares upon conversion.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to common stockholders:

	Year Ended December 31,
	2018	2017	2016
Basic income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$5,755	$(3,280)	$(55,567)

Basic number of weighted-average shares outstanding	45,268,002	43,732,148	42,814,222
Basic	$0.13	$(0.08)	$(1.30)

Diluted income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$5,755	$(3,280)	$(55,567)

Basic number of weighted-average shares outstanding	45,268,002	43,732,148	42,814,222
Effect of dilutive shares:
Options to purchase common stock	1,304,493	—	—
Unvested restricted stock units	811,590	—	—
Diluted number of weighted-average shares outstanding	47,384,085	43,732,148	42,814,222
Diluted	$0.12	$(0.08)	$(1.30)

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Securities that were anti-dilutive and therefore excluded from the computation of diluted earnings per share are as follows:

	December 31,
	2018	2017	2016
Options to purchase common stock	—	2,254,565	3,033,194
Unvested restricted stock awards and units	—	1,766,639	1,894,759
Warrants - private placement	470,000	—	—
Convertible Notes	7,793,826	2,743,321	2,743,321
Total	8,263,826	6,764,525	7,671,274

19.	Commitments and Contingencies

Leases

The Company rents office space under leases that expire at various dates through 2030.

Future annual minimum lease commitments under operating leases were as follows:

Years ending December 31:
2019	$15,997
2020	15,437
2021	14,705
2022	10,816
2023	9,910
Thereafter	39,449
Total	$106,314

Rent expense for all operating leases totaled:

	Year Ended December 31,
	2018	2017	2016
Rent expense	$19,658	$18,084	$14,984

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

The Company enters into unconditional purchase obligations arrangements for certain of its services that it receives in the normal course of business. As of December 31, 2018, the Company estimated future minimum unconditional purchase obligations of $41,112.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of December 31, 2018. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. During 2018 and 2017, the Company estimated that a sales and use tax liability of $8,643 and $8,522, respectively, was probable related to multiple taxing jurisdictions with respect to revenues in the years ended December 31, 2018 and December 31, 2017, and prior years. This amount is included in accrued expenses and other liabilities on the consolidated balance sheets.

For the years ended December 31, 2018 and 2017, the Company also estimated a sales and use tax receivable of $5,246 and $2,704, respectively, related to the estimated recoverability of a portion of the liability from customers. This amount is included in prepaid expenses and other current assets on the consolidated balance sheets.

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

The Company sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year Ended December 31,
	2018	2017	2016
Voluntary employer matching contributions	$4,778	$4,038	$2,270

21.	Segment Information

Business segments are generally organized around our business services. Our business segments are:

•	Envestnet – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet | YodleeTM – leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes.  Nonsegment expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges and other non-recurring and/or non-operationally related expenses. Inter-segment revenues were not material for the year ended December 31, 2018.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The accounting policies of the reportable business segments are the same as those described in “Note 2 – Summary of Significant Accounting Policies.”

The following table presents revenue by segment:

	Year Ended December 31,
	2018	2017	2016
Revenue:
Envestnet
Asset-based	$481,233	$410,016	$352,498
Subscription-based	138,372	106,048	84,340
Total recurring revenues	619,605	516,064	436,838
Professional services and other	13,000	11,841	10,794
Total Envestnet segment revenues	632,605	527,905	447,632
Envestnet | Yodlee
Subscription-based	157,095	139,819	113,785
Professional services and other	22,663	15,955	16,747
Total Envestnet | Yodlee segment revenues	179,758	155,774	130,532
Consolidated revenue	$812,363	$683,679	$578,164

Fidelity revenue as a percentage of Envestnet segment revenue:	21%	22%	19%

No single customer revenue amounts for Envestnet | Yodlee exceeded 10% of the segment revenue total.

The following table presents a reconciliation from income from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2018	2017	2016
Envestnet	$75,491	$75,449	$41,678
Envestnet | Yodlee	(10,013)	(19,456)	(38,547)
Total segment income from operations	65,478	55,993	3,131
Nonsegment operating expenses	(51,313)	(39,573)	(26,575)
Interest expense, net	(22,840)	(16,146)	(16,563)
Other expense, net	(487)	(1,963)	(483)
Consolidated loss before income tax provision (benefit)	(9,162)	(1,689)	(40,490)
Income tax provision (benefit)	(13,172)	1,591	15,077
Consolidated net income (loss)	4,010	(3,280)	(55,567)
Add: Net loss attributable to non-controlling interest	1,745	—	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$5,755	$(3,280)	$(55,567)

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures by segment follows:

	December 31,
	2018	2017
Segment assets:
Envestnet	$810,971	$353,048
Envestnet | Yodlee	502,776	509,004
Consolidated total assets	$1,313,747	$862,052

	Year Ended December 31,
	2018	2017	2016
Segment depreciation and amortization:
Envestnet	$45,139	$26,223	$24,784
Envestnet | Yodlee	32,487	36,597	39,215
Consolidated depreciation and amortization	$77,626	$62,820	$63,999

	Year Ended December 31,
	2018	2017	2016
Segment capital expenditures:
Envestnet	$36,406	$22,434	$17,120
Envestnet | Yodlee	8,186	5,135	5,456
Consolidated capital expenditures	$44,592	$27,569	$22,576

22.	Geographical Information

The following table sets forth property and equipment, net by geographic area:

	December 31,
	2018	2017
United States	$39,412	$30,647
India	3,969	4,907
Other	1,610	355
Total	$44,991	$35,909

23.	Net Capital Requirements

Portfolio Brokerage Services, Inc. (“PBS”) is a broker-dealer subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital (“net capital ratio”), both as defined, shall not exceed 15 to 1. SEC Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2018, the Company had net capital of $1,259, which was $1,159 in excess of its required net capital of $100. At December 31, 2018, the Company’s net capital ratio was 0.03 to 1.

Additionally, PBS is subject to net capital requirements of certain self-regulatory organizations and at December 31, 2018, PBS was in compliance with such requirements.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

24.	Subsequent Events

Acquisition of private company

On January 2, 2019, pursuant to an agreement and plan of merger dated as of January 2, 2019 between Envestnet | Yodlee and a private company that provides conversational artificial intelligence tools and applications to financial services firms, the private company merged with and into Envestnet | Yodlee (the “Acquisition”). The completion of the Acquisition on January 2, 2019 followed the receipt of all necessary regulatory approvals and third party consents. In connection with the Acquisition, the Company will pay estimated consideration of $18,500 for all the outstanding shares of the private company, subject to certain closing and post-closing adjustments. The private company improves the way Financial Service Providers (“FSPs”) can interact with their consumers, and supports these FSPs to better engage, support, and assist their consumers leveraging this latest wave of customer-centric capabilities.

25.	Quarterly Financial Data (Unaudited)

Quarterly results for the years ended December 31, 2018 and 2017 were as follows:

	2018
	First	Second	Third	Fourth
Total revenues	$198,011	$201,116	$203,156	$210,080
Income (loss) from operations	(738)	5	3,395	11,503
Net income (loss) attributable to Envestnet, Inc.	8,104	(5,526)	2,954	223
Net income (loss) per share attributable to Envestnet, Inc.:
Basic (1)	0.18	(0.12)	0.06	—
Diluted(1)(2)	0.17	(0.12)	0.06	—

	2017
	First	Second	Third	Fourth
Total revenues	$157,786	$167,417	$175,614	$182,862
Income (loss) from operations	(3,354)	2,743	4,348	12,683
Net income (loss) attributable to Envestnet, Inc.	(13,135)	(6,470)	(1,320)	17,645
Net incomes (loss) per share attributable to Envestnet, Inc.:
Basic (1)	(0.30)	(0.15)	(0.03)	0.40
Diluted(1)(2)	(0.30)	(0.15)	(0.03)	0.38
________________________________________________________

(1)	Quarterly values may not sum to annual values due to rounding.

(2)	Quarterly values may not sum to annual values due to differences in quarterly dilution compared to year to date dilution.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a.  Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.
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
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.
Our independent registered public accounting firm, KPMG LLP, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2018.  See “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 in this Form 10-K.
On January 2, 2018 we acquired all of the outstanding membership interests of Folio Dynamics Holdings, Inc. ("FolioDynamix") and in August 2018 we acquired all of the issued and outstanding membership interests of a private company, collectively (the "Acquired Companies"). Since the date of these acquisitions, we have been analyzing and evaluating the procedures and controls of these companies to determine their effectiveness and to make them consistent with our procedures and controls. As permitted by the SEC, management has excluded the Acquired Companies from its assessment of internal control over financial reporting as of December 31, 2018. FolioDynamix’s revenues for the year ended December 31, 2018 totaled $68,122. As of December 31, 2018, FolioDynamix total assets represented $230,570 of consolidated total assets. The results of the private company's operations for the year ended December 31, 2018 are not considered material to the Company's results of operations. The private company's total assets as of December 31, 2018 are not material to the Company's consolidated total assets.
c. Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2018, we made certain changes made to our internal control over financial reporting in order to enhance controls over our accounts payable and travel and expense system, which is provided by a third party service organization. There were no other changes that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this Item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee (including information with respect to audit committee financial experts) is included under the captions “CORPORATE GOVERNANCE—The Board of Directors,” “CORPORATE GOVERNANCE—Did our insiders comply with Section 16(a) beneficial ownership reporting in 2018?” and “CORPORATE GOVERNANCE—The Committees of the Board” in our Proxy Statement related to the Annual Meeting of Stockholders to be held May 16, 2019, and is incorporated herein by reference.
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

Item 11.  Executive Compensation
Information required by this Item regarding executive compensation and our Compensation Committee's report is under the caption “EXECUTIVE COMPENSATION” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2019, and is incorporated herein by reference, except the section captioned “EXECUTIVE COMPENSATION—Compensation Committee Report” is hereby “furnished” and not “filed” with this annual report on Form 10‑K.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item regarding security ownership of certain beneficial owners and management and related stockholder matters is included under the caption “INFORMATION ABOUT OUR COMMON SHARES OWNERSHIP” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2019, and is incorporated herein by reference. For a description of securities authorized under our equity compensation plans, see “Note 16 – Stockholders’ Equity” to the consolidated financial statements in Part II, Item 8.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this Item regarding certain relationships and related transactions is included under the captions “CORPORATE GOVERNANCE—What is our Related Party transactions approval policy and what procedures do we use to implement it?” and “CORPORATE GOVERNANCE—What Related Party transactions do we have?” in our Proxy Statement for the Annual Meeting of the Stockholders to be held May 16, 2019, and is incorporated herein by reference.
Information required by this Item regarding director independence is included under the caption “CORPORATE GOVERNANCE—Director Independence" in our Proxy Statement for the Annual Meeting of the Stockholders to be held May 16, 2019, and is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
Information regarding principal accountant fees and services is included under the captions “PROPOSAL NO. 3 RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS—Independent Auditor Fee Information” and “PROPOSAL NO. 3 RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS—Pre-Approval Policy of Audit and Non-Audit Services” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2019, and is incorporated herein by reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

		Page Number in Form 10‑K
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	73
	Consolidated Balance Sheets as of December 31, 2018 and 2017	75
	Consolidated Statements of Operations for each of the years ended December 31, 2018, 2017, and 2016	76
	Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2018, 2017, and 2016	77
	Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2018, 2017, and 2016	78
	Consolidated Statements of Cash Flows for each of the years ended December 31, 2018, 2017, and 2016	79
	Notes to Consolidated Financial Statements	81
(a)(2)	Evaluation and Qualifying Accounts
	Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the related footnotes.
(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 125 to 127 of this report, which is incorporated herein by reference.

Item 16. Form 10-K Summary
Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description
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

4.7
Indenture, dated as of May 25, 2018, by and between the Company, Envestnet Asset Management, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8‑K filed with the SEC on May 25, 2018 and incorporated by reference herein).

4.8	Warrant issued to Blackhawk Investment Holdings, LLC (filed as Exhibit 4.1 to the Company’s Form 8‑K filed with the SEC on December 20, 2018 and incorporated by reference herein).
4.89
Registration Rights Agreement, dated December 20, 2018, between the Company and BlackRock, Inc. (filed as Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on December 20, 2018 and incorporated by reference herein).

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

Exhibit No.	Description
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

10.19	Envestnet, Inc. Executive Deferred Compensation Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 10, 2015 and incorporated by reference herein).*
10.2	Envestnet, Inc. Director Deferred Compensation Plan (filed as Exhibit 10.2 to the Company’s Form 8-K/A filed with the SEC on February 11, 2015 and incorporated by reference herein).*
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
10.23
Employment Agreement, dated as of January 27, 2016 between the Company and Anil Arora (filed as Exhibit 10.8 to the Company’s Form 10-Q filed with the SEC on August 13, 2016 and incorporated by reference herein).*

10.24
Executive Agreement, dated as of May 12, 2016 between Judson Bergman, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein).*

10.25
Executive Agreement, dated as of May 12, 2016 between William Crager, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May13, 2016 and incorporated by reference herein).*

10.26
Executive Agreement, dated as of May 12, 2016 between Peter D’Arrigo, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.)*

10.27
Executive Agreement, dated as of August 2, 2016 between Scott Grinis, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 4, 2016 and incorporated by reference herein.)*

10.28
Executive Agreement, dated as of August 2, 2016 between Josh Mayer, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 4, 2016 and incorporated by reference herein.)*

10.29
Nonqualified Stock Option Grant Certificate and Terms and Conditions for Anil Arora, dated December 12, 2015 (filed as Exhibit 10.9 to the Company’s Form 10-Q filed with the SEC on August 13, 2016 and incorporated by reference herein).*

10.3
Full Value Award Grant Certificate and Terms and Conditions for Anil Arora, dated December 12, 2015 (filed as Exhibit 10.10 to the Company’s Form 10-Q filed with the SEC on August 13, 2016 and incorporated by reference herein).*

10.31
Nonqualified Stock Option Grant Certificate and Terms and Conditions for Judson Bergman, dated May 12, 2016 (filed as Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein).*

10.32
Full Value Award Grant Certificate and Terms and Conditions for Judson Bergman, dated May 12, 2016 (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein).*

10.33
Full Value Award Grant Certificate and Terms and Conditions for William Crager, dated May 12, 2016 (filed as Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein).*

10.34
Full Value Award Grant Certificate and Terms and Conditions for Peter D’Arrigo, dated May 12, 2016 (filed as Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein).*

10.35
Full Value Award Grant Certificate and Terms and Conditions for Scott Grinis, dated August 2, 2016 (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on August 4, 2016 and incorporated by reference herein).*

Exhibit No.	Description
10.36
Full Value Award Grant Certificate and Terms and Conditions for Josh Mayer, dated August 2, 2016 (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on August 4, 2016 and incorporated by reference herein).*

10.37
Second Amended and Restated Credit Agreement dated July 18, 2017 among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 24, 2017 and incorporated by reference herein).

10.38
Amended and Restated Security Agreement, dated as of July 18, 2017, among Envestnet, Inc., the Debtors from time to time party thereto and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 24, 2017 and incorporated by reference herein).

10.39
First Amendment to Second Amended and Restated Credit Agreement, dated as of May 24, 2018, among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 30, 2018 and incorporated by reference herein).

10.40
Investment Agreement, dated November 27, 2018, between the Company and BlackRock, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 27, 2018 and incorporated by reference herein).

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

__________________________________________________________

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

***
Attached as Exhibit 101 to this Annual Report on Form 10‑K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; (vi) notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: March 1, 2019	/s/ Judson Bergman
Judson Bergman
Chairman and Chief Executive Officer (Principal
Executive Officer)

Date: March 1, 2019	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 1, 2019.

Name	Position

/s/ Judson Bergman	Chairman and Chief Executive Officer; Director (Principal Executive Officer)
Judson Bergman

/s/ Anil Arora	Vice Chairman, Director
Anil Arora

/s/ Peter H. D’Arrigo	Chief Financial Officer (Principal Financial Officer)
Peter H. D’Arrigo

/s/ Matthew J. Majoros	Senior Vice President, Financial Reporting (Principal Accounting Officer)
Matthew J. Majoros

/s/ Luis Aguilar	Director
Luis Aguilar

/s/ Ross Chapin	Director
Ross Chapin

/s/ Gayle Crowell	Director
Gayle Crowell

/s/ James Fox	Director
James Fox

/s/ Valerie Mosley	Director
Valerie Mosley

/s/ Charles Roame	Director
Charles Roame

/s/ Greg Smith	Director
Greg Smith