Form 10-Q
period 2019-03-31
ENVESTNET, INC.
filed 2019-05-09
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, par value $0.005 per share	ENV	New York Stock Exchange

As of May 2, 2019, Envestnet, Inc. had 51,870,583 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(unaudited)

	March 31,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$245,735	$289,345
Fees receivable, net	66,365	68,004
Prepaid expenses and other current assets	36,916	23,557
Total current assets	349,016	380,906

Property and equipment, net	46,794	44,991
Internally developed software, net	42,771	38,209
Intangible assets, net	296,813	305,241
Goodwill	540,524	519,102
Operating lease right-of-use assets, net	67,728	—
Other non-current assets	26,945	25,298
Total assets	$1,370,591	$1,313,747

Liabilities and Equity:
Current liabilities:
Accrued expenses and other liabilities	$101,457	$133,298
Accounts payable	25,135	19,567
Operating lease liabilities	12,309	—
Convertible Notes due 2019	167,442	165,711
Contingent consideration	744	732
Deferred revenue	31,639	23,988
Total current liabilities	338,726	343,296

Convertible Notes due 2023	297,392	294,725
Contingent consideration	7,717	—
Deferred revenue	6,580	6,910
Non-current operating lease liabilities	73,377	—
Deferred rent and lease incentive	—	17,569
Deferred tax liabilities, net	809	640
Other non-current liabilities	24,452	18,005
Total liabilities	749,053	681,145

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 61,934,458 and 61,238,898 shares issued as of March 31, 2019 and December 31, 2018, respectively; 48,656,904 and 48,121,800 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	309	306
Additional paid-in capital	777,926	761,128
Accumulated deficit	(77,067)	(58,882)
Treasury stock at cost, 13,277,554 and 13,117,098 shares as of March 31, 2019 and December 31, 2018, respectively	(77,677)	(67,858)
Accumulated other comprehensive loss	(772)	(994)
Total stockholders’ equity	622,719	633,700
Non-controlling interest	(1,181)	(1,098)
Total equity	621,538	632,602
Total liabilities and equity	$1,370,591	$1,313,747

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Asset-based	$108,934	$121,153
Subscription-based	83,087	69,695
Total recurring revenues	192,021	190,848
Professional services and other revenues	7,645	7,163
Total revenues	199,666	198,011

Operating expenses:
Cost of revenues	61,645	62,934
Compensation and benefits	86,717	83,540
General and administration	40,524	32,729
Depreciation and amortization	19,517	19,546
Total operating expenses	208,403	198,749

Loss from operations	(8,737)	(738)
Other expense, net	(5,763)	(5,254)
Loss before income tax provision (benefit)	(14,500)	(5,992)

Income tax provision (benefit)	3,768	(13,994)

Net income (loss)	(18,268)	8,002
Add: Net loss attributable to non-controlling interest	83	102
Net income (loss) attributable to Envestnet, Inc.	$(18,185)	$8,104

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.38)	$0.18
Diluted	$(0.38)	$0.17

Weighted average common shares outstanding:
Basic	48,237,265	44,782,982
Diluted	48,237,265	47,145,560

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss) attributable to Envestnet, Inc.	$(18,185)	$8,104
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	222	(327)
Comprehensive income (loss) attributable to Envestnet, Inc.	$(17,963)	$7,777

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statement of Equity
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2018	61,238,898	$306	(13,117,098)	$(67,858)	$761,128	$(994)	$(58,882)	$(1,098)	$632,602
Exercise of stock options	200,326	1	—	—	3,162	—	—	—	3,163
Issuance of common stock - vesting of restricted stock units	479,479	2	—	—	—	—	—	—	2
Acquisition of business	15,755	—	—	—	772	—	—	—	772
Stock-based compensation expense	—	—	—	—	12,864	—	—	—	12,864
Purchase of treasury stock for stock-based tax withholdings	—	—	(160,456)	(9,819)	—	—	—	—	(9,819)
Foreign currency translation gain	—	—	—	—	—	222	—	—	222
Net loss	—	—	—	—	—	—	(18,185)	(83)	(18,268)
Balance, March 31, 2019	61,934,458	$309	(13,277,554)	$(77,677)	$777,926	$(772)	$(77,067)	$(1,181)	$621,538

Balance, December 31, 2017	57,450,056	$287	(12,749,415)	$(47,042)	$556,257	$624	$(73,854)	$398	$436,670
Adoption of ASC 606	—	—	—	—	—	—	9,217	—	9,217
Exercise of stock options	162,857	1	—	—	2,403	—	—	—	2,404
Issuance of common stock - vesting of restricted stock units	503,668	2	—	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	8,495	—	—	—	8,495
Purchase of treasury stock for stock-based tax withholdings	—	—	(166,217)	(9,296)	—	—	—	—	(9,296)
Issuance of non-controlling units in private company	—	—	—	—	—	—	—	873	873
Foreign currency translation loss	—	—	—	—	—	(327)	—	—	(327)
Net income (loss)	—	—	—	—	—	—	8,104	(102)	8,002
Balance, March 31, 2018	58,116,581	$290	(12,915,632)	$(56,338)	$567,155	$297	$(56,533)	$1,169	$456,040

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(18,268)	$8,002
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,517	19,546
Deferred rent and lease incentive amortization	—	385
Provision for doubtful accounts	451	461
Deferred income taxes	169	(17,923)
Stock-based compensation expense	12,864	8,495
Non-cash interest expense	6,880	3,209
Accretion on contingent consideration and purchase liability	240	101
Loss allocation from equity method investment	203	660
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	1,198	(10,191)
Prepaid expenses and other current assets	(13,346)	(3,665)
Other non-current assets	(1,060)	(2,461)
Accrued expenses and other liabilities	(34,495)	(17,404)
Accounts payable	5,179	1,594
Deferred revenue	7,039	7,056
Other non-current liabilities	854	1,382
Net cash used in operating activities	(12,575)	(753)

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,247)	(4,988)
Capitalization of internally developed software	(7,185)	(4,599)
Acquisition of business	(11,061)	(178,583)
Other	(1,000)	—
Net cash used in investing activities	(24,493)	(188,170)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	—	195,000
Payments on revolving credit facility	—	(15,000)
Proceeds from exercise of stock options	3,163	2,404
Purchase of treasury stock for stock-based tax withholdings	(9,819)	(9,296)
Issuance of restricted stock units	2	2
Net cash provided by (used in) financing activities	(6,654)	173,110

EFFECT OF EXCHANGE RATE CHANGES ON CASH	112	(109)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(43,610)	(15,922)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	289,671	62,115

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$246,061	$46,193

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$4,998	$1,359
Supplemental disclosure of cash flow information - cash paid during the period for interest	216	1,974
Supplemental disclosure of non-cash operating, investing and financing activities:
Common stock issued to settle purchase liability	772	—
Contingent consideration issued in business acquisition	7,580	—
Purchase liabilities included in other non-current liabilities	5,468	—
Purchase liabilities included in accrued expenses and other liabilities	—	13,172
Accrued payment to fund deferred compensation liability included in accounts payable	—	1,551
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	359	1,331
Leasehold improvements funded by lease incentive	489	—

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

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 20—Segment Information” to the condensed consolidated financial statements. The business segments are as follows:

•	Envestnet Wealth – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

Within Envestnet Wealth, the Company offers these solutions principally through the following products and services suites:

•
Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting.  Advisors have access to over 19,500 investment products. Envestnet | Enterprise also offers data aggregation and reporting, data analytics and digital advice capabilities to customers.

•
Envestnet | Tamarac™ provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management software, principally to high‑end registered investment advisers (“RIAs”).

•
Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services for advisor-sold retirement plans. Leveraging integrated technology, ERS addresses the regulatory, data and investment needs of retirement plans and delivers the information holistically.

•
Envestnet | PMC® or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include nearly 4,300 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as over 1,100 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers an overlay service, which includes patented portfolio overlay and tax optimization services.

•
Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services, and includes product offerings from Envestnet | Yodlee and Envestnet | Analytics.

Envestnet operates four RIAs and a registered broker-dealer. The RIAs are registered with the Securities and Exchange Commission (“SEC”). The broker-dealer is registered with the SEC, all 50 states and the District of Columbia and is a member of the Financial Industry Regulatory Authority (“FINRA”).

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2018 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2019 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth segment that are denominated in a non-U.S. currency

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a foreign currency functional currency are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders’ equity.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

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

The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$245,735	$289,345
Restricted cash included in prepaid expenses and other current assets	158	158
Restricted cash included in other non-current assets	168	168
Total cash, cash equivalents and restricted cash	$246,061	$289,671

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting standards update (“ASU”) 2016-02, “Leases,” which amends the requirements for assets and liabilities recognized for all leases longer than twelve months. This standard is effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. These changes became effective for the Company’s fiscal year beginning January 1, 2019 and have been reflected in these condensed consolidated financial statements (See “Note 19—Leases”).
In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting.” This update clarifies the accounting for share-based payment transactions for acquiring goods and services from non-employees. Specifically, the update aligns the accounting for payments to non-employees to match the accounting for payments to employees, no longer accounting for these transactions differently. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The Company has elected to early adopt this standard beginning January 1, 2019, noting that this standard will be applied prospectively to all future non-employee share-based payments and is reflected in these condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Contract (a consensus of the FASB Emerging Issues Task Force).” This update is intended to guide entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. Early adoption of the standard is permitted. The Company has elected to early adopt this standard beginning January 1, 2019, however it did not have a material impact on the Company's condensed consolidated financial statements.
Not Yet Adopted—In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326).” This update significantly changes the way that entities will be required to measure credit losses. The new standard requires that entities estimate credit losses based upon an “expected credit loss” approach rather than the “incurred loss” approach, which is currently used. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. The change in approach is anticipated to impact the timing of recognition of credit losses. This ASU will become effective for beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This update aims to improve the effectiveness of disclosure requirements on fair value measurement as part of the disclosure framework project. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. Early adoption of the standard is permitted. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.

3.	Business Acquisitions

Acquisition of private company

On January 2, 2019 pursuant to an agreement and plan of merger dated as of January 2, 2019 between Envestnet and a private company that provides conversational artificial intelligence tools and applications to financial services firms, the private company merged into Yodlee Inc. (the “Private Company Acquisition”). The completion of the Private Company Acquisition on January 2, 2019 followed the receipt of all necessary and regulatory approvals and third party consents. In connection with the Private Company Acquisition, the Company incurred consideration of approximately $25,063, including estimated contingent consideration of $7,580, for all the outstanding shares of the private company, subject to certain closing and post-closing adjustments. The private company improves the way Financial Service Providers (“FSPs”) can interact with their customers, and supports these FSPs to better engage, support and assist their consumers leveraging this latest wave of customer-centric capabilities.

The preliminary consideration transferred in the acquisition was as follows:

Preliminary Estimate
Upfront cash consideration	$11,173
Purchase consideration liability	6,240
Contingent liability	7,580
Working capital adjustment	70
Total	$25,063

The estimated fair values of deferred income taxes, identifiable intangible assets, and goodwill balances are provisional and based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information proves a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of working capital and goodwill balances and complete the acquisition accounting as soon as practicable but no later than January 2, 2020.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Preliminary Estimate
Total tangible assets acquired	$144
Total liabilities assumed	(629)
Identifiable intangible assets	4,100
Goodwill	21,448
Total net assets acquired	$25,063

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes.

A summary of estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

	Amount	Estimated Useful Life in Years	Amortization Method
Proprietary technology	$4,100	4	Straight-line

For the three months ended March 31, 2019, acquisition related costs for the private company totaled $90, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2019.

The results of the private company's operations are included in the condensed consolidated statements of operations beginning January 2, 2019 and are not considered material to the Company’s results of operations. As such, no pro forma information is presented for the three months ended March 31, 2018.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2019	2018
Prepaid technology	$7,835	$6,766
Advance payroll taxes	7,803	—
Non-income tax receivable	5,893	5,628
Prepaid conference	2,805	—
Prepaid outside information services	1,951	1,515
Restricted cash	158	158
Other	10,471	9,490
Total	$36,916	$23,557

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

5.	Property and Equipment

Property and equipment consists of the following:

		March 31,	December 31,
	Estimated Useful Life	2019	2018
Cost:
Computer equipment and software	3 years	$65,905	$64,346
Leasehold improvements	Shorter of the lease term or useful life of the asset	28,817	28,191
Office furniture and fixtures	3-7 years	9,455	9,291
Other office equipment	3-5 years	5,791	5,577
		109,968	107,405
Less: accumulated depreciation and amortization		(63,174)	(62,414)
Total property and equipment, net		$46,794	$44,991

During the three months ended March 31, 2019, the Company retired property and equipment that was no longer in service for the Envestnet Wealth segment in the amount of $1,246. During the three months ended March 31, 2019, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment in the amount of $2,481. Gains and losses on asset retirements during the three months ended March 31, 2019 were not material.

Depreciation and amortization expense was as follows:

	Three Months Ended
	March 31,
	2019	2018
Depreciation and amortization expense	$4,366	$3,918

6.	Internally Developed Software

Internally developed software consists of the following:

		March 31,	December 31,
	Estimated Useful Life	2019	2018
Internally developed software	5 years	$77,616	$70,410
Less: accumulated amortization		(34,845)	(32,201)
Internally developed software, net		$42,771	$38,209

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2019	2018
Amortization expense	$2,623	$1,693

7.	Goodwill & Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth	Envestnet Data & Analytics	Total
Balance at December 31, 2018	$243,809	$275,293	$519,102
Private company acquisition	—	21,448	21,448
Foreign currency	—	71	71
Other	(97)	—	(97)
Balance at March 31, 2019	$243,712	$296,812	$540,524

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Intangible assets, net consist of the following:

		March 31, 2019			December 31, 2018
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	7-15 years	$361,020	$(110,250)	$250,770	$361,020	$(102,077)	$258,943
Proprietary technologies	4-8 years	69,396	(38,054)	31,342	66,746	(36,151)	30,595
Trade names	2-7 years	27,990	(13,336)	14,654	27,990	(12,352)	15,638
Backlog	8 years	11,000	(10,953)	47	11,000	(10,935)	65
Total intangible assets		$469,406	$(172,593)	$296,813	$466,756	$(161,515)	$305,241

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2019	2018
Amortization expense	$12,528	$13,935

Future amortization expense of the intangible assets as of March 31, 2019, is expected to be as follows:

Years ending December 31,
Remainder of 2019	$36,831
2020	45,364
2021	36,740
2022	34,291
2023	24,920
Thereafter	118,667
Total	$296,813

8.	Other Non-Current Assets

Other non-current assets consist of the following:

	March 31,	December 31,
	2019	2018
Deferred sales incentive compensation	$7,081	$7,014
Assets to fund deferred compensation liability	6,746	6,346
Lease and other deposits	4,341	4,341
Investments in private companies	3,659	2,862
Unamortized issuance costs on revolving credit facility	2,032	2,251
Other	3,086	2,484
Total	$26,945	$25,298

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

9.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2019	2018
Accrued investment manager fees	$38,367	$50,635
Accrued compensation and related taxes	28,847	50,598
Sales and use tax payable	10,214	9,733
Accrued transaction costs	6,149	4,543
Accrued professional services	5,334	4,517
Other accrued expenses	12,546	13,272
Total	$101,457	$133,298

10.	Debt

The Company’s outstanding debt obligations as of March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
Convertible Notes due 2019	$172,500	$172,500
Unaccreted discount on Convertible Notes due 2019	(4,393)	(5,890)
Unamortized issuance costs on Convertible Notes due 2019	(665)	(899)
Convertible Notes due 2019 carrying value	$167,442	$165,711

Convertible Notes due 2023	$345,000	$345,000
Unaccreted discount on Convertible Notes due 2023	(40,379)	(42,641)
Unamortized issuance costs on Convertible Notes due 2023	(7,229)	(7,634)
Convertible Notes due 2023 carrying value	$297,392	$294,725

Revolving credit facility balance	$—	$—

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2019	2018
Accretion of debt discount	$3,758	$1,418
Coupon interest	2,264	755
Amortization of issuance costs	858	450
Undrawn and other fees	216	48
Interest on revolving credit facility	—	2,565
Total	$7,096	$5,236

Convertible Notes due 2019

In 2014, the Company issued $172,500 of Convertible Notes due 2019 that mature on December 15, 2019. The Convertible Notes due 2019 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015. The Convertible Notes due 2019 are general, unsecured obligations, subordinated in right of payment to the Company's obligations under its Credit Agreement.

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

The Convertible Notes due 2019 are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.9022 shares per one thousand principal amount of the Convertible Notes due 2019, which represents a conversion price of $62.88 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes due 2019 at their option at any time prior to the close of business on the business day immediately preceding July 1, 2019, under certain circumstances. The Company’s stated policy is to settle the debt component of the Convertible Notes due 2019 at least partially or wholly in cash. This policy is based both on the Company’s intent and the Company’s ability to settle these instruments in cash. Beginning July 1, 2019 the Convertible Notes due 2019 become freely convertible and therefore are presented in current liabilities on the condensed consolidated balance sheet as of March 31, 2019.

The effective interest rate of the liability component of the Convertible Notes due 2019 is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2019 for three months ended March 31, 2019 and 2018 was 6%.

Convertible Notes due 2023

In May 2018, the Company issued $345,000 of Convertible Notes due 2023 that mature on June 1, 2023. The Convertible Notes due 2023 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018. The Convertible Notes due 2023 are general unsecured obligations, subordinated in right of payment to the Company's obligations under its Credit Agreement. The notes are structurally subordinated to the indebtedness and other liabilities of any of the Company's subsidiaries, other than its wholly owned subsidiary, Envestnet Asset Management, Inc., which will fully and unconditionally guarantee the notes on an unsecured basis. The Convertible Notes due 2023 rank equally in right of payment with all its other existing and future senior indebtedness.

Upon the occurrence of a “fundamental change,” as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Convertible Notes due 2023 for cash at 100% of the principal amount of the Convertible Notes due 2023 being purchased, plus any accrued and unpaid interest. The Company may redeem for cash all or any portion of the notes, at its option, on or after June 5, 2021 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, consecutive or non-consecutive, within a 30 consecutive trading day period ending on, and including, any of the five trading days immediately preceding the date on which the Company provides notice of redemption.

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

The effective interest rate of the liability component of the Convertible Notes due 2023 is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2023 for the three months ended March 31, 2019 was 6%.

See “Note 17—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income (loss) per common share.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Credit Agreement

In July 2017, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with a group of banks (“Banks”).  Pursuant to the Second Amended and Restated Credit Agreement, the Banks have agreed to provide to the Company revolving credit commitments (“Revolving Credit Facility”) in the aggregate amount of up to $350,000 which amount may be increased by $50,000.

The Company incurs interest on borrowings made under the Second Amended and Restated Credit Agreement at rates between 1.50 percent and 3.25 percent above LIBOR based on the Company’s total leverage ratio. Borrowings under the Second Amended and Restated Credit Agreement are scheduled to mature on July 18, 2022.

Obligations under the Second Amended and Restated Credit Agreement are guaranteed by substantially all of the Company’s U.S. subsidiaries. The Second Amended and Restated Credit Agreement includes certain financial covenants and, as of March 31, 2019, the Company was in compliance with these requirements.

11.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31,	December 31,
	2019	2018
Uncertain tax positions	$11,084	$10,394
Deferred compensation liability	7,381	6,196
Accrued purchase liability	5,408	—
Other	579	1,415
Total	$24,452	$18,005

12.	Fair Value Measurements

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

Financial assets and liabilities recorded at fair value in the condensed consolidated balance sheet are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, based on the three-tier fair value hierarchy:

	March 31, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds and other (1)	$214,715	$214,715	$—	$—
Assets to fund deferred compensation liability(2)	6,746	—	—	6,746
Total assets	$221,461	$214,715	$—	$6,746
Liabilities:
Contingent consideration	$8,461	$—	$—	$8,461
Deferred compensation liability(3)	7,381	7,381	—	—
Total liabilities	$15,842	$7,381	$—	$8,461

	December 31, 2018
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds(1)	$265,554	$265,554	$—	$—
Assets to fund deferred compensation liability(2)	6,346	—	—	6,346
Total assets	$271,900	$265,554	$—	$6,346
Liabilities:
Contingent consideration	$732	$—	$—	$732
Deferred compensation liability(3)	6,196	6,196	—	—
Total liabilities	$6,928	$6,196	$—	$732

(1)	The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds.

(2)
The fair value of assets to fund the deferred compensation liability approximates the cash surrender value of the life insurance premiums and is included in other non-current assets in the condensed consolidated balance sheets.

(3)
The deferred compensation liability is included in other non-current liabilities in the condensed consolidated balance sheets and its fair market value is based on the daily quoted market prices for the net asset value of the various funds in which the participants have selected.

Level I assets and liabilities include money-market funds not insured by the Federal Deposit Insurance Corporation (“FDIC”) and deferred compensation liability. The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. These money-market funds are considered Level I and are included in cash and cash equivalents in the condensed consolidated balance sheets. The fair value of the deferred compensation liability is based upon the daily quoted market prices for net asset value on the various funds selected by participants. Time deposit account fair values are determined by trade confirmations which mature daily and therefore are considered highly liquid investments.

Level III assets and liabilities consist of the estimated fair value of contingent consideration as well as the assets to fund deferred compensation liability. The fair market value of the assets to fund deferred compensation liability is based upon the cash surrender value of the life insurance premiums.

The fair value of the contingent consideration liabilities related to the prior year acquisition of Wheelhouse and the private company acquisition were estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level III fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level III measurement not supported by market activity included our assessments of expected future cash flows related to the acquisitions of Wheelhouse and the private company during the subsequent periods

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

from the date of acquisition, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the agreement.

The Company utilized a discounted cash flow method with expected future performance of Wheelhouse and the private company, and their ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair values of their respective contingent consideration. The Company will continue to reassess the fair value of the contingent consideration for the Wheelhouse and private company acquisitions at each reporting date until settlement. Changes to the estimated fair values of the contingent consideration will be recognized in earnings of the Company and included in general and administration on the condensed consolidated statements of operations.

The table below presents a reconciliation of the assets to fund deferred compensation liability of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2018 to March 31, 2019:

Fair Value of Assets to Fund Deferred Compensation Liability
Balance at December 31, 2018	$6,346
Fair value adjustments	400
Balance at March 31, 2019	$6,746

The asset value increased due to gains on the underlying investment vehicles, which resulted in an asset value of $6,746 as of March 31, 2019, which is included in other non-current assets on the condensed consolidated balance sheets.

The table below presents a reconciliation of contingent consideration liabilities of which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2018 to March 31, 2019:

Fair Value of Contingent Consideration Liabilities
Balance at December 31, 2018	$732
Private company acquisition	7,580
Accretion on contingent consideration	149
Balance at March 31, 2019	$8,461

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the three months ended March 31, 2019.

On December 15, 2014, the Company issued $172,500 of Convertible Notes due 2019. As of March 31, 2019 and December 31, 2018, the carrying value of the Convertible Notes due 2019 equaled $167,442 and $165,711, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Convertible Notes due 2019 was $192,165 and $174,101, respectively. The Company considered the Convertible Notes due 2019 to be a Level II liability March 31, 2019 and uses a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2019 in an over-the-counter market on March 31, 2019 (see “Note 10—Debt”).

On May 25, 2018, the Company issued $345,000 of Convertible Notes due 2023. As of March 31, 2019 and December 31, 2018, the carrying value of the Convertible Notes due 2023 equaled $297,392 and $294,725, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of March 31, 2019 and December 31, 2018, the fair value of the Convertible Notes due 2023 was $397,544 and $339,024, respectively. The

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Company considered the Convertible Notes due 2023 to be a Level II liability and uses a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2023 in an over-the-counter market on March 31, 2019 (see “Note 10—Debt”).

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2019 based upon the short-term nature of the assets and liabilities.

13.	Revenue

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended March 31,
	2019			2018
	Envestnet Wealth	Envestnet Data & Analytics	Consolidated	Envestnet Wealth	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$108,934	$—	$108,934	$121,153	$—	$121,153
Subscription-based	41,026	42,061	83,087	32,585	37,110	69,695
Total recurring revenues	149,960	42,061	192,021	153,738	37,110	190,848
Professional services and other revenues	2,745	4,900	7,645	2,250	4,913	7,163
Total revenues	$152,705	$46,961	$199,666	$155,988	$42,023	$198,011

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended
	March 31,
	2019	2018
United States	$192,119	$188,315
International (1)	7,547	9,696
Total	$199,666	$198,011

(1)	No foreign country accounted for more than 10% of total revenues.

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended
	March 31,
	2019	2018
Fidelity	16%	16%

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019:

Years ending December 31,
Remainder of 2019	$159,916
2020	138,921
2021	83,286
2022	55,311
2023	24,807
Thereafter	36,640
Total	$498,881

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

Contract balances

Total deferred revenue as of March 31, 2019 increased by $7,321, which is primarily the result of an increase in deferred revenue related to subscription-based services during the three months ended March 31, 2019, most of which will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $9,723 and $7,516 for the three months ended March 31, 2019 and 2018, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred sales incentive compensation

Deferred sales incentive compensation was $7,081 as of March 31, 2019. Amortization expense for the deferred sales incentive compensation was $651 and $482 for the three months ended March 31, 2019, and 2018, respectively. No significant impairment loss for capitalized costs was recorded during the period.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses on the condensed consolidated statements of operations.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

14.	Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Three Months Ended
	March 31,
	2019	2018
Asset-based	$53,842	$57,572
Subscription-based	7,677	5,226
Professional services and other	126	136
Total	$61,645	$62,934

15.	Stock-Based Compensation

The Company has stock options and restricted stock units outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2010 Long-Term Incentive Plan (the “2010 Plan”).

As of March 31, 2019, the maximum number of common shares of the Company available for future issuance under the Company’s plans is 2,081,905.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended
	March 31,
	2019	2018
Stock-based compensation expense	$12,864	$8,495
Tax effect on stock-based compensation expense	(3,256)	(2,149)
Net effect on income	$9,608	$6,346

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.3% for the three months ended March 31, 2019 and 2018. However, due to the valuation allowance recorded on domestic deferreds, there was no tax effect related to stock-based compensation expense for the three months ended March 31, 2019.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Grant date fair value of options	$21.55	$—
Volatility	40.0%	—%
Risk-free interest rate	2.5%	—%
Dividend yield	—%	—%
Expected term (in years)	6.5	—

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2018	1,887,969	$20.05	3.4	$56,046
Granted	81,807	49.02
Exercised	(200,326)	16.91
Forfeited	(1,100)	31.70
Outstanding as of March 31, 2019	1,768,350	21.74	3.5	77,197
Options exercisable	1,655,119	$20.23	3.1	$74,744

Exercise prices of stock options outstanding as of March 31, 2019 range from $7.15 to $55.29. At March 31, 2019, there was $2,050 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.5 years.

Restricted Stock Units and Restricted Stock Awards

Periodically, the Company grants restricted stock unit awards to employees. The following is a summary of the activity for unvested restricted stock units and awards granted under the Company’s plans:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Outstanding as of December 31, 2018	1,585,788	$46.33
Granted	940,614	61.18
Vested	(479,479)	45.98
Forfeited	(24,866)	51.27
Outstanding as of March 31, 2019	2,022,057	$53.26

At March 31, 2019, there was $99,802 of unrecognized stock-based compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.4 years.

In February 2019, the Company granted approximately 69,000 performance-based restricted stock unit awards to certain employees. These performance-based restricted unit awards vest upon the achievement of certain pre-established business and financial metrics as well as service condition. The business and financial metrics governing the vesting of these performance-based restricted stock unit awards provide thresholds which dictate the number of shares to vest upon each evaluation date, which range from 50% to 150%. If these metrics are achieved, as defined in the individual grant terms, these shares would cliff vest three years from the grant date.

16.	Income Taxes

The following table includes the Company’s loss before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended
	March 31,
	2019	2018
Loss before income tax provision (benefit)	$(14,500)	$(5,992)
Income tax provision (benefit)	3,768	(13,994)
Effective tax rate	(26.0)%	233.5%

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

For the three months ended March 31, 2019, our effective tax rate differed from the statutory rate primarily due to the impact of the Base Erosion and Anti-Abuse Tax (“BEAT”) and the valuation allowance the Company had placed on all US deferreds with the exception of indefinite-lived intangibles. For the three months ended March 31, 2018, our effective tax rate differed from the statutory rate primarily due to the release of the Company's valuation allowance as a result of additional deferred tax liabilities recorded with the FolioDynamix Acquisition as well as the impact of the BEAT.

For the three months ended March 31, 2019, the Company's quarterly provision for income taxes is based on the discrete method. The Company's quarterly provision for income taxes also includes the impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into United States law. Beginning in 2018, the Tax Act includes the global intangible low-taxed income (“GILTI”) and BEAT provisions. We elected to account for GILTI tax in the period in which it is incurred. The GILTI provision requires us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We expect to fully offset any GILTI income with Net Operating Losses (“NOLs”). Additionally, BEAT requires us to calculate a minimum tax on our foreign earnings and profits; As a result of the BEAT provision our provision for income taxes for the three months ended March 31, 2019, increased by $2,040.

The total gross liability for unrecognized tax benefits, exclusive of interest and penalties, was $16,147 and $15,628 at March 31, 2019 and December 31, 2018, respectively. Of this amount, a portion of the unrecognized tax benefits was recorded as a reduction of deferred tax assets instead of a non-current liability. The portion of the unrecognized tax benefits, exclusive of interest and penalties, recorded as a non-current liability is $4,702 and $4,429 at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, the amount of unrecognized tax benefits, including interest and penalties, that would benefit the Company’s effective tax rate, if recognized, was $11,084. At this time, the Company estimates that the liability for unrecognized tax benefits could decrease in the next twelve months as it is anticipated that reviews by tax authorities will be completed.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. Income tax expense includes $373 and $287 of potential interest and penalties related to unrecognized tax benefits for the three months ended March 31, 2019 and 2018, respectively. The Company had accrued interest and penalties of $6,370 and $5,977 as of March 31, 2019 and December 31, 2018, respectively.

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
 The Company accounts for the effect of the Convertible Notes on diluted earnings per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes due 2019 and Convertible Notes due 2023 will have no effect on diluted earnings per share until the Company’s stock price exceeds the conversion price of $62.88 and $68.31 per share and certain other criteria are met, respectively, or if the trading price of the Convertible Notes meets certain criteria as described in “Note 10—Debt.” In the period of conversion, the Convertible Notes will have no impact on diluted earnings if the Convertible Notes are settled in cash and will have an impact on dilutive earnings per share if the Convertible Notes are settled in shares upon conversion.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table provides the numerators and denominators used in computing basic and diluted net loss per share attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2019	2018
Basic income (loss) per share calculation:
Net loss attributable to Envestnet, Inc.	$(18,185)	$8,104

Basic number of weighted-average shares outstanding	48,237,265	44,782,982
Basic net income (loss) per share	$(0.38)	$0.18

Diluted income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(18,185)	$8,104

Basic number of weighted-average shares outstanding	48,237,265	44,782,982
Effect of dilutive shares:
Options to purchase common stock	—	1,396,091
Unvested restricted stock units	—	966,487
Diluted number of weighted-average shares outstanding	48,237,265	47,145,560
Diluted net income (loss) per share	$(0.38)	$0.17

Securities that were anti-dilutive and therefore excluded from the computation of diluted loss per share are as follows:

	Three Months Ended
	March 31,
	2019	2018
Options to purchase common stock	1,768,350	9,045
Unvested restricted stock awards and units	2,022,057	8,510
Warrants - private placement	470,000	—
Convertible Notes	7,793,826	2,743,321
Total	12,054,233	2,760,876

18.	Commitments and Contingencies

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2019. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of March 31, 2019 and December 31, 2018, the Company estimated a sales and use tax liability of $9,353 and $8,643, respectively, related to multiple jurisdictions with respect to revenues in the three months ended March 31, 2019 and prior periods. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. The Company also estimated a sales and use tax receivable of $5,510 and $5,246, respectively, related to estimated recoverability of amounts due from customers. This amount is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. Additional future information obtained from the applicable jurisdictions may affect the Company's estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

19.	Leases

On January 1, 2019, the Company adopted ASU 2016-02 and all subsequent ASUs that modified Topic 842 ("ASC 842") using the effective date transition method. We elected the available package of practical expedients. The Company has elected to apply the short-term lease exemption to all of its classes of underlying assets.
The standard had a material impact on the Company's condensed consolidated balance sheets, but did not have an impact on the Company's condensed consolidated statements of operations. The most significant impact was the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases. Adoption of the standard had no impact to previously reported results.
The Company determines if an arrangement is a lease at inception. Operating leases are included in ROU assets, current lease liabilities and non-current lease liabilities on our consolidated balance sheets. The Company does not have material finance leases.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the remaining lease term. As none of the Company's leases provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes prepaid payments and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components. The Company has elected the practical expedient to account for non-lease components as part of the lease component for all asset classes. The majority of the Company's lease agreements are real estate leases.
The Company has operating leases for corporate offices and certain equipment, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 90 days. The

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Company's leases have remaining lease terms of 1 to 14 years. For the three months ended March 31, 2019, the total operating lease cost was $4,118. The Company did not have significant sublease income, short-term lease cost, or variable lease cost for the three months ended March 31, 2019. Other information related to operating leases as follows:

(in thousands, except lease term and discount rate)	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liability	$4,656
Weighted average remaining lease term (in years)	8.9

Weighted average discount rate	6.4%
Future minimum lease payments under non-cancellable leases, as of March 31, 2019, were as follows:

Operating
Leases
Years Ending December 31,
Remainder of 2019	$13,117
2020	16,235
2021	14,696
2022	10,619
2023	9,920
Thereafter	47,430
Total future minimum lease payments	112,017
Less imputed interest	(26,331)
Total operating lease liabilities	$85,686

As of March 31, 2019, the Company has several additional operating leases that have not yet commenced but will commence in 2019 with lease terms of 1 to 14 years.

For the year ended December 31, 2018, the Company disclosed the following information related to its leases:
The Company rents office space under leases that expire at various dates through 2030. Future minimum lease commitments under these operating leases, as of December 31, 2018, were as follows:

Years ending December 31,
2019	$15,997
2020	15,437
2021	14,705
2022	10,816
2023	9,910
Thereafter	39,449
Total	$106,314

20.	Segment Information

Business segments are generally organized around our business services. Our business segments are:

•Envestnet Wealth – a leading provider of unified wealth management software and services to empower financial advisors and institutions.
•Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment expenses include salary and benefits for certain corporate employees and officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges, and other non-recurring and/or non-operationally related expenses. Inter-segment revenues were not material for the three months ended March 31, 2019 and 2018.

The following table presents revenues by segment:

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Envestnet Wealth
Asset-based	$108,934	$121,153
Subscription-based	41,026	32,585
Total recurring revenues	149,960	153,738
Professional services and other	2,745	2,250
Total Envestnet Wealth segment revenues	152,705	155,988

Envestnet Data & Analytics
Subscription-based	42,061	37,110
Professional services and other	4,900	4,913
Total Envestnet Data & Analytics segment revenues	46,961	42,023
Consolidated revenues	$199,666	$198,011

Fidelity revenue as a percentage of Envestnet Wealth segment revenues:	20%	20%

No single customer amounts for Envestnet Data & Analytics exceeded 10% of the segment total for any period presented.

The following table presents a reconciliation from income (loss) from operations by segment to condensed consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2019	2018
Envestnet Wealth	$16,844	$15,861
Envestnet Data & Analytics	(7,928)	(4,409)
Total segment income (loss) from operations	8,916	11,452
Nonsegment operating expenses	(17,653)	(12,190)
Other expense, net	(5,763)	(5,254)
Consolidated loss before income tax provision (benefit)	(14,500)	(5,992)
Income tax provision (benefit)	3,768	(13,994)
Consolidated net income (loss)	(18,268)	8,002
Add: Net loss attributable to non-controlling interest	83	102
Consolidated net income (loss) attributable to Envestnet, Inc.	$(18,185)	$8,104

Segment assets consist of cash, accounts receivable, prepaid expenses and other current assets, property and equipment, net, internally developed software, net, goodwill, and intangible assets, net, and other non-current assets. Segment capital expenditures consist of property and equipment and internally developed software expenditures.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	March 31,	December 31,
	2019	2018
Segment assets:
Envestnet Wealth	$836,043	$810,971
Envestnet Data & Analytics	534,548	502,776
Consolidated total assets	$1,370,591	$1,313,747

	Three Months Ended
	March 31,
	2019	2018
Segment depreciation and amortization:
Envestnet Wealth	$11,267	$11,473
Envestnet Data & Analytics	8,250	8,073
Consolidated depreciation and amortization	$19,517	$19,546

	Three Months Ended
	March 31,
	2019	2018
Segment capital expenditures:
Envestnet Wealth	$10,838	$8,192
Envestnet Data & Analytics	1,594	1,395
Consolidated capital expenditures	$12,432	$9,587

21.	Geographical Information

The following table sets forth property and equipment, net by geographic area:

	March 31,	December 31,
	2019	2018
United States	$41,127	$39,412
India	4,174	3,969
Other	1,493	1,610
Total	$46,794	$44,991

22.	Subsequent Events

Acquisition of PortfolioCenter business

On April 1, 2019, pursuant to an asset purchase agreement, dated as of February 21, 2019, between Envestnet, Tamarac, Inc. (“Tamarac”), a wholly owned subsidiary of Envestnet, Performance Technologies, Inc. (“Seller”), a wholly owned subsidiary of The Charles Schwab Corporation (“Schwab”), and Schwab, Tamarac completed the acquisition (the “PortfolioCenter Acquisition”) of certain of the assets, primarily consisting of intangible assets, and the assumption of certain of the liabilities of Sellers’ PortfolioCenter Business. The PortfolioCenter Business comprised Seller’s business of providing to investment advisors: desktop, hosted and outsourced multicustodial software solutions that provide data-management and performance-measurement tools, as well as customizable accounting, reporting, and billing functions consisting of the software applications comprising the commercial products known as PortfolioCenter desktop application, PortfolioCenter Hosted, and PortfolioServices.
Envestnet expects to integrate the technology and operations of the PortfolioCenter Business into the Company’s Envestnet Wealth segment.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

In connection with the PortfolioCenter Acquisition, Tamarac paid $17,500 in cash plus the assumption of certain liabilities. Tamarac funded the PortfolioCenter Acquisition with available cash resources. Seller is also entitled to an earn-out payment calculated based on the PortfolioCenter Business’ revenue for the twelve-month period beginning on April 1, 2020.
Due to the lack of available information, the disclosures in relation to ASC 805 are currently not able to be included in this Form 10-Q.
Acquisition of PIEtech

On May 1, 2019, pursuant to an agreement and plan of merger (the “Merger Agreement”), dated as of March 14, 2019, between, among others, PIEtech, Inc., a Virginia corporation (“PIEtech”), Envestnet and Pecan Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Envestnet (“Merger Sub”), the Company completed the merger of PIEtech with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “PIEtech Merger”) and a wholly owned direct subsidiary of Envestnet. PIEtech, operating as Envestnet | MoneyGuide, will be included in the Envestnet Wealth segment.

PIEtech empowers financial advisors to use financial planning to efficiently motivate their clients to create, implement and maintain financial plans that best meet their lifetime financial goals.

The acquisition of PIEtech establishes Envestnet as a leader in financial planning solutions, providing advisors and their clients with access to a full spectrum of financial planning capabilities, and offering a broad range of data-driven, financial plan-informed financial wellness solutions, both domestically and internationally over time. Integration of PIEtech's MoneyGuide software with the Company's integrated technology platform is expected to reduce friction and enhance productivity for advisors.

Subject to the terms and conditions of the Merger Agreement, Envestnet paid $295,000 in cash and issued approximately 3,200,000 shares of common stock for all the outstanding shares of PIEtech. This totals to estimated consideration of approximately $500,000, subject to certain post-closing adjustments. Envestnet also established a retention bonus pool consisting of approximately $30,000 of cash and restricted stock units to be granted to employees and management of PIEtech as inducement grants.

Envestnet funded the acquisition with cash on hand and additional borrowings under its revolving credit facility.

Due to the lack of available information, the disclosures in relation to ASC 805 are currently not able to be included in this Form 10-Q.

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

This quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

•	difficulty in sustaining rapid revenue growth, which may place significant demands on our administrative, operational and financial resources,

•	our ability to successfully identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies,

•	our ability to successfully execute the conversion of clients’ assets from their technology platform to our technology platforms in a timely and accurate manner,

•	the amount of our debt and our ability to service our debt,

•	the variability of our revenue from period to period,

•
the targeting of some of our sales efforts at large financial institutions and large internet services companies which prolongs sales cycles, requires substantial upfront sales costs and results in less predictability in completing some of our sales,

•	the deployment of our solutions by customers and potential delays and risks inherent in the process,

•	the competitiveness of our solutions and services as compared to those of others,

•	the concentration of our revenues from the delivery of our solutions and services to clients in the financial services industry,

•	our reliance on a limited number of clients for a material portion of our revenue,

•	the impact of fluctuations in market conditions and interest rates on the demand for our products and services and the value of assets under management or administration,

•	changes in investing patterns on the assets on which we derive revenue,

•	the renegotiation of fees by our clients,

•	our ability to introduce new solutions and services,

•	our ability to maintain the security and integrity of our systems and facilities and to maintain the privacy of personal information and potential liabilities for data security breaches,

•	the effect of privacy regulations on how we operate our business,

•	liabilities associated with potential, perceived or actual breaches of fiduciary duties and/or conflicts of interest,

•	failure of our solutions, services or systems, or those of third parties on which we rely, to work properly,

•	failure of our insurance to adequately protect us,

•	our dependence on our senior management team,

•	our ability to recruit and retain qualified employees,

•	regulatory compliance failures,

•	changes in laws and regulations, including tax laws and regulations,

•	adverse judicial or regulatory proceedings against us,

•	the failure to protect our intellectual property rights,

•	potential claims by third parties for infringement or their intellectual property rights,

•	risks associated with our international operations,

•	the impact of fluctuations in interest rates and turmoil in market conditions on our cost of borrowing and access to additional capital,

•	the impact of fluctuations in foreign currency exchange rates,

•	the uncertainty of the application and interpretation of certain tax laws,

•	changes in accounting priciples and standards,

•	issuances of additional shares of common stock or issuances of shares of preferred stock or convertible securities on our existing stockholders,

•	general economic conditions, political and regulatory conditions, and

•	management’s response to these factors.

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

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in Part I under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”); accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this quarterly report on Form 10-Q and the “2018 Form 10-K” completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the consolidated financial statements and related notes included in our 2018 Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Overview

Envestnet is a leading provider of intelligent systems for wealth management and financial wellness. Envestnet’s unified technology enhances advisor productivity and strengthens the wealth management process. Envestnet empowers enterprises and advisors to more fully understand their clients and deliver better outcomes.

More than 3,800 companies, including 17 of the 20 largest U.S. banks, 43 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIAs, and hundreds of internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences, and help drive better outcomes for enterprises, advisors and their clients.

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

Recent Events

Acquisition of private company

On January 2, 2019, pursuant to an agreement and plan of merger dated as of January 2, 2019 between Envestnet and a private company that provides conversational artificial intelligence tools and applications to financial services firms, the private company merged into Yodlee Inc. (the “Private Company Acquisition”). The completion of the Private Company Acquisition on January 2, 2019 followed the receipt of all necessary regulatory approvals and third party consents. In connection with the Private Company Acquisition, we incurred estimated consideration of approximately $25,063, including estimated contingent consideration of $7,580, for all the outstanding shares of the private company, subject to certain closing and post-closing adjustments. The private company improves the way Financial Service Providers (“FSPs”) can interact with their customers, and supports these FSPs to better engage, support and assist their consumers leveraging this latest wave of customer-centric capabilities.

Acquisition of PortfolioCenter business

On April 1, 2019, pursuant to an asset purchase agreement, dated as of February 21, 2019, between Envestnet, Tamarac, Inc. (“Tamarac”), a wholly owned subsidiary of Envestnet, Performance Technologies, Inc. (“Seller”), a wholly owned subsidiary of The Charles Schwab Corporation (“Schwab”), and Schwab, Tamarac completed the acquisition (the “PortfolioCenter Acquisition”) of certain of the assets, primarily consisting of intangible assets, and the assumption of certain of the liabilities, of Sellers’ PortfolioCenter Business. The PortfolioCenter Business comprised Seller’s business of providing to investment advisors desktop, hosted and outsourced multicustodial software solutions that provide data-management and performance-measurement tools, as well as customizable accounting, reporting, and billing functions consisting of the software applications comprising the commercial products known as PortfolioCenter desktop application, PortfolioCenter Hosted, and PortfolioServices.
We expect to integrate the technology and operations of the PortfolioCenter Business into our Envestnet Wealth segment.
In connection with the PortfolioCenter Acquisition, Tamarac paid $17,500 in cash plus the assumption of certain liabilities. Tamarac funded the PortfolioCenter Acquisition with available cash resources. Seller is also entitled to an earn-out payment calculated based on the PortfolioCenter Business’ revenue for the twelve-month period beginning on April 1, 2020.
Acquisition of PIEtech

On May 1, 2019, pursuant to an agreement and plan of merger (the “Merger Agreement”), dated as of March 14, 2019, between, among others, PIEtech, Inc., a Virginia corporation (“PIEtech”), Envestnet and Pecan Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Envestnet (“Merger Sub”), we completed the merger of PIEtech with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “PIEtech Merger”) and a wholly owned direct subsidiary of Envestnet. PIEtech, operating as Envestnet | MoneyGuide, will be included in our Envestnet Wealth segment.

PIEtech empowers financial advisors to use financial planning to efficiently motivate their clients to create, implement and maintain financial plans that best meet their lifetime financial goals.

The acquisition of PIEtech establishes us as a leader in financial planning solutions, providing advisors and their clients with access to a full spectrum of financial planning capabilities, and offering a broad range of data-driven, financial plan-informed financial wellness solutions, both domestically and internationally over time. Integration of PIEtech's MoneyGuide software with our integrated technology platform is expected to reduce friction and enhance productivity for advisors.

Subject to the terms and conditions of the Merger Agreement, we paid $295,000 in cash and issued approximately 3,200,000 shares of common stock for all the outstanding shares of PIEtech. This totals to estimated consideration of approximately $500,000, subject to certain post-closing adjustments. We also established a retention bonus pool consisting of approximately $30,000 of cash and restricted stock units to be granted to employees and management of PIEtech as inducement grants.

We funded the acquisition with cash on hand and additional borrowings under the revolving credit facility.

Segments

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 20—Segment Information” to the condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet Wealth – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet Wealth Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By March 31, 2019, Envestnet’s platform assets grew to approximately $3 trillion in 11.0 million accounts overseen by nearly 97 thousand advisors.

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
We offer these solutions principally through the following product/services suites:

•
Envestnet | Enterprise – provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to over 19,500 investment products. Envestnet Enterprise also sells data aggregation and reporting, data analytics and digital advice capabilities to customers.

•	Envestnet | Tamarac™ provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management software, principally to high‑end RIAs.

•
Envestnet | Retirement Solutions offers a comprehensive suite of services for advisor-sold retirement plans. Leveraging integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•
Envestnet | PMC®, or Portfolio Management Consultants – provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include nearly 4,300 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as over 1,100 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers an overlay service, which includes patented portfolio overlay and tax optimization services.

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2018	2019
	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management ("AUM")	$143,945	$148,537	$153,862	$150,591	$176,144
Assets under Administration ("AUA")	353,379	360,850	388,066	291,934	319,129
Total AUM/A	497,324	509,387	541,928	442,525	495,273
Subscription	2,076,382	2,167,084	2,297,593	2,314,253	2,546,483
Total Platform Assets	$2,573,706	$2,676,471	$2,839,521	$2,756,778	$3,041,756
Platform Accounts
AUM	724,774	759,926	776,705	816,354	874,574
AUA	1,389,489	1,417,795	1,517,297	1,182,764	1,187,589
Total AUM/A	2,114,263	2,177,721	2,294,002	1,999,118	2,062,163
Subscription	7,985,777	8,042,900	8,185,667	8,865,435	8,909,581
Total Platform Accounts	10,100,040	10,220,621	10,479,669	10,864,553	10,971,744
Advisors
AUM/A	44,790	44,900	47,292	40,103	39,035
Subscription	43,037	43,700	45,619	56,237	57,594
Total Advisors	87,827	88,600	92,911	96,340	96,629

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended March 31, 2019
	As of	Gross		Net	Market	Reclass to	As of
	12/31/2018	Sales	Redemptions	Flows	Impact	Subscription	3/31/2019
	(in millions, except account data)
AUM	$150,591	$21,687	$(9,155)	$12,532	$13,021	$—	$176,144
AUA	291,934	27,991	(20,920)	7,071	23,619	(3,495)	319,129
Total AUM/A	$442,525	$49,678	$(30,075)	$19,603	$36,640	$(3,495)	$495,273
Fee-Based Accounts	1,999,118			80,177		(17,132)	2,062,163

The above AUM/A gross sales figures include $20.1 billion in new client conversions. We onboarded an additional $27.6 billion in subscription conversions during the three months ended March 31, 2019 bringing total conversions for the firest quarter to $47.7 billion.

Envestnet Data & Analytics Segment

Envestnet Data & Analytics is a leading data aggregation and data intelligence platform. As an artificial intelligence (“AI”) and data specialist, Envestnet Data & Analytics gathers, refines and aggregates a massive set of end-user permissioned transaction level data and combines them with financial applications, reports, market research analysis and application programming interfaces (“APIs”) for its customers.
Over 1,100 financial institutions, financial technology innovators and financial advisory firms, including 15 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for over 24 million paid subscribers.

Envestnet Data & Analytics serves two main customer groups: financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.

•
The Financial Institutions group provides customers with secure access to open APIs, end-user facing applications powered by our platform and APIs (“FinApps”), and reports. Customers receive end user-permissioned transaction data elements that we aggregate and cleanse. Envestnet Data & Analytics also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business solutions. They are targeted at the retail financial, wealth management, small business, card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Envestnet Data & Analytic's Expense FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 20,000 sources, including banking, investment, loan and credit card information.

•
The Yodlee Interactive group enables customers to develop new applications and enhance existing solutions. These customers operate in a number of sub-vertical markets, including wealth management, personal financial management, small business accounting, small business lending and authentication. They use the Envestnet Data & Analytics platform to build solutions that leverage our open APIs and access to a large end user base. In addition to aggregated transaction-level account data elements, we provide YI customers with secure access to account verification, money movement and risk assessment tools via our APIs. We play a critical role in transferring innovation from financial technology innovators to financial institutions. For example, YI customers use Yodlee applications to provide working capital to small businesses online; personalized financial management, planning and advisory services; e-commerce payment solutions; and online accounting systems for small businesses. We provide access to our solutions across multiple channels, including web, tablet and mobile.

Both FI and YI channels benefit customers by improving end-user satisfaction and retention, accelerating speed to market, creating technology savings and enhancing their data analytics solutions and market research capabilities. End users receive better access to their financial information and more control over their finances, leading to more informed and personalized decision making. For customers who are members of the developer community, Envestnet Data & Analytics solutions provide access to critical data and payments solutions, faster speed to market and enhanced distribution.
We believe that our brand leadership, innovative technology and intellectual property, large customer base, and unique data gathering and enrichment provide us with competitive advantages that have enabled us to generate strong growth.

•
Envestnet | Analytics provides data analytics, mobile sales solutions, and online education tools to financial advisors, asset managers and enterprises. These tools empower financial services firms to extract key business insights to run their business better and provide timely and focused support to advisors. Our dashboards deliver segmentation analytics, multi-dimensional benchmarking, and practice pattern analyses that provide mission-critical insights to clients.

Operational Highlights

Asset-based recurring revenues decreased 10% from $121,153 in the three months ended March 31, 2018 to $108,934 in the three months ended March 31, 2019. Subscription-based recurring revenue increased 19% from $69,695 in the three months ended March 31, 2018 to $83,087 in the three months ended March 31, 2019. Total revenues, which include professional services and other revenues, increased 1% from $198,011 in the three months ended March 31, 2018 to $199,666 in the three months ended March 31, 2019. The Envestnet Wealth segment total revenues decreased by $3,283 primarily due to the net impact of a decrease in asset-based revenues of $12,219 offset by an increase in subscription-based revenues of $8,441. The Envestnet Data & Analytics segment total revenues increased by $4,938 primarily due to an increase in subscription-based revenue of $4,951.

The net loss attributable to Envestnet, Inc. for the three months ended March 31, 2019 was $18,185, or $0.38 per diluted share, compared to net income attributable to Envestnet, Inc. of $8,104 or $0.17 per diluted share for the three months ended March 31, 2018.

Adjusted revenues for the three months ended March 31, 2019 was $199,672, compared to adjusted revenues of $198,015 in the prior year period. Adjusted net revenues, a new non-GAAP metric introduced as of January 1, 2019, was $145,830 for the three months ended March 31, 2019, compared to adjusted net revenues of $140,443 in the prior year period. Adjusted EBITDA for the three months ended March 31, 2019 was $34,002, compared to adjusted EBITDA of $32,753 in the prior year period. Adjusted net income for the three months ended March 31, 2019 was $19,411, or $0.39 per diluted share, compared to adjusted net income of $17,654, or $0.37 per diluted share in the prior year period.

Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended
	March 31,		Percent
	2019	2018	Change
	(in thousands)
Revenues:
Asset-based	$108,934	$121,153	(10)%
Subscription-based	83,087	69,695	19%
Total recurring revenues	192,021	190,848	1%
Professional services and other revenues	7,645	7,163	7%
Total revenues	199,666	198,011	1%
Operating expenses:
Cost of revenues	61,645	62,934	(2)%
Compensation and benefits	86,717	83,540	4%
General and administration	40,524	32,729	24%
Depreciation and amortization	19,517	19,546	—%
Total operating expenses	208,403	198,749	5%
Loss from operations	(8,737)	(738)	*
Other expense, net	(5,763)	(5,254)	10%
Loss before income tax provision (benefit)	(14,500)	(5,992)	142%
Income tax provision (benefit)	3,768	(13,994)	*
Net income (loss)	(18,268)	8,002	*
Add: Net loss attributable to non-controlling interest	83	102	(19)%
Net income (loss) attributable to Envestnet, Inc.	$(18,185)	$8,104	*
*Not meaningful.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenues

Total revenues increased 1% from $198,011 in the three months ended March 31, 2018 to $199,666 in the three months ended March 31, 2019. The increase was primarily due to an increase in revenues from subscription-based recurring revenues of $13,392, offset by a decrease in asset-based recurring revenues of $12,219. Asset-based recurring revenue decreased from 61% of total revenue in the three months ended March 31, 2018 to 55% in the three months ended March 31, 2019.

Asset-based recurring revenues

Asset-based recurring revenues decreased 10% from $121,153 in the three months ended March 31, 2018 to $108,934 in the three months ended March 31, 2019. The decrease was primarily due to a decrease in asset values applicable to our current quarterly billing cycle as a result of a downturn in the equity markets during the fourth quarter of 2018. The decrease was also due to a change in classification of revenues to subscription-based recurring revenues for certain customers.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from 44,790 as of March 31, 2018 to 39,035 as of March 31, 2019 and the number of AUM/A client accounts remained consistent at approximately 2,100,000 as of March 31, 2018 and 2019. The decline in advisors was due to a reclassification to subscription-based pricing models in 2018.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 19% from $69,695 in the three months ended March 31, 2018 to $83,087 in the three months ended March 31, 2019. This increase was primarily due to an $8,441 Envestnet Wealth segment increase and Envestnet Data & Analytics contributing an additional $4,951. The increase in the Envestnet Wealth segment revenue is a result of continuing to add clients and selling additional services to existing clients. The increase was also due to a change in classification of revenues from asset-based recurring revenues for certain customers. The increase in Envestnet Data & Analytics revenue is primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 7% from $7,163 in the three months ended March 31, 2018 to $7,645 in the three months ended March 31, 2019, primarily due to an increase in professional services and other revenues from existing customers in the Envestnet Wealth segment.

Cost of revenues

Cost of revenues decreased 2% from $62,934 in the three months ended March 31, 2018 to $61,645 in the three months ended March 31, 2019, primarily due to a corresponding decrease in asset-based recurring revenues, which resulted in a decrease of $3,730 in asset-based recurring cost of revenues offset by an increase of $2,469 in subscription-based recurring cost of revenues. As a percentage of total revenues, cost of revenues decreased from 32% in the three months ended March 31, 2018 to 31% in three months ended March 31, 2019.

Compensation and benefits

Compensation and benefits increased 4% from $83,540 in the three months ended March 31, 2018 to $86,717 in the three months ended March 31, 2019, primarily due to an increase in non-cash compensation of $4,332 and salaries, benefits and related payroll taxes of $3,675, primarily a result of an increase in headcount to support organic growth. These increases were partially offset by a decrease in incentive compensation of $4,340. As a percentage of total revenues, compensation and benefits increased from 42% in the three months ended March 31, 2018 to 43% in the three months ended March 31, 2019.

General and administration

General and administration expenses increased 24% from $32,729 in the three months ended March 31, 2018 to $40,524 in the three months ended March 31, 2019, primarily due to increases in transaction related expense of $5,112, systems costs of $1,403, travel and entertainment expense of $661 and general administrative expense of $551. As a percentage of total revenues, general and administration expenses increased from 17% in the three months ended March 31, 2018 to 20% in the three months ended March 31, 2019. The increase in general and administration expenses as a percentage of revenues is primarily due to higher growth in general and administration expenses compared to lower growth in revenues.

Depreciation and amortization

Depreciation and amortization expense decreased from $19,546 in the three months ended March 31, 2018 to $19,517 in the three months ended March 31, 2019. As a percentage of total revenues, depreciation and amortization expense remained consistent at 10% in the three months ended March 31, 2018 and 2019.

Income tax provision (benefit)

	Three Months Ended
	March 31,
	2018	2017
Loss before income tax provision (benefit)	$(14,500)	$(5,992)
Income tax provision (benefit)	3,768	(13,994)
Effective tax rate	(26.0)%	233.5%

For the three months ended March 31, 2019, our effective tax rate differed from the statutory rate primarily due to the impact of the BEAT and the valuation allowance we had placed on all US deferreds with the exception of indefinite-lived intangibles.

For the three months ended March 31, 2018, our effective tax rate differed from the statutory rate primarily due to the release of our valuation allowance as a result of additional deferred tax liabilities recorded with the FolioDynamix Acquisition offset by the impact of the BEAT.

Business Segments

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 20—Segment Information” to the condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet Wealth – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet Data & Analytics – a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The following table reconciles income (loss) from operations by segment to net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2019	2018
Envestnet Wealth	16,844	15,861
Envestnet Data & Analytics	(7,928)	(4,409)
Total segment income (loss) from operations	8,916	11,452
Nonsegment operating expenses	(17,653)	(12,190)
Other expense, net	(5,763)	(5,254)
Consolidated loss before income tax provision (benefit)	(14,500)	(5,992)
Income tax provision (benefit)	3,768	(13,994)
Consolidated net income (loss)	(18,268)	8,002
Add: Net loss attributable to non-controlling interest	83	102
Consolidated net income (loss) attributable to Envestnet, Inc.	$(18,185)	$8,104

Envestnet Wealth Segment

The following table presents income from operations for the Envestnet Wealth segment:

	Three Months Ended
	March 31,		Percent
	2019	2018	Change
	(in thousands)
Revenues:
Asset-based	$108,934	$121,153	(10)%
Subscription-based	41,026	32,585	26%
Total recurring revenues	149,960	153,738	(2)%
Professional services and other revenues	2,745	2,250	22%
Total revenues	152,705	155,988	(2)%
Operating expenses:
Cost of revenues	55,855	59,023	(5)%
Compensation and benefits	48,555	51,911	(6)%
General and administration	20,184	17,720	14%
Depreciation and amortization	11,267	11,473	(2)%
Total operating expenses	135,861	140,127	(3)%
Income from operations	$16,844	$15,861	6%

Three months ended March 31, 2019 compared to three months ended March 31, 2018 for the Envestnet Wealth segment

Revenues

Total revenues decreased 2% from $155,988 in the three months ended March 31, 2018 to $152,705 in the three months ended March 31, 2019. The decrease was primarily due to a decrease in asset-based recurring revenues of $12,219 offset by an increase in subscription-based recurring revenues of $8,441. Revenues from asset-based recurring revenues decreased from 78% of total revenues in the three months ended March 31, 2018 to 71% of total revenues in the three months ended March 31, 2019.

Asset-based recurring revenues

Asset-based recurring revenues decreased 10% from $121,153 in the three months ended March 31, 2018 to $108,934 in the three months ended March 31, 2019. The decrease was primarily due to a decrease in asset values applicable to our quarterly billing cycle due to a downturn in the equity markets during the fourth quarter of 2018. The decrease was also due to a change in classification of revenues to subscription-based recurring revenues for certain customers.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from 44,790 as of March 31, 2018 to 39,035 as of March 31, 2019 and the number of AUM/A client accounts remained consistent at 2,100,000 as of March 31, 2018 and 2019. The decline in advisors was due to a reclassification to subscription-based pricing models in 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 26% from $32,585 in the three months ended March 31, 2018 to $41,026 in the three months ended March 31, 2019, primarily due to the continuation of adding clients and selling additional services to existing clients. The increase was also due to a change in classification of revenues from asset-based recurring revenues for certain customers.

Professional services and other revenues

Professional services and other revenues increased 22% from $2,250 in the three months ended March 31, 2018 to $2,745 in the three months ended March 31, 2019, primarily due to an increase in revenues from existing customers.

Cost of revenues

Cost of revenues decreased 5% from $59,023 in the three months ended March 31, 2018 to $55,855 in the three months ended March 31, 2019, primarily due to the corresponding decrease in asset-based recurring revenues. As a percentage of total revenues, cost of revenues decreased from 38% in the three months ended March 31, 2018 to 37% in the three months ended March 31, 2019.

Compensation and benefits

Compensation and benefits decreased 6% from $51,911 in the three months ended March 31, 2018 to $48,555 in the three months ended March 31, 2019, primarily due to decrease in incentive compensation expense of $2,207 and severance expense of $2,079, partially offset by miscellaneous increases in other compensation and benefit expenses. As a percentage of total revenues, compensation and benefits decreased from 33% in the three months ended March 31, 2018 to 32% in the three months ended March 31, 2019.

General and administration

General and administration expenses increased 14% from $17,720 in the three months ended March 31, 2018 to $20,184 in the three months ended March 31, 2019, primarily due to an increase in systems development expense of $681, research and data services of $616, marketing expense of $382 and travel and entertainment expense of $309. As a percentage of total revenues, general and administration expenses increased from 11% in the three months ended March 31, 2018 to 13% in the three months ended March 31, 2019.

Depreciation and amortization

Depreciation and amortization expense decreased 2% from $11,473 in the three months ended March 31, 2018 to $11,267 in the three months ended March 31, 2019. The decrease was primarily due to the decrease in intangible amortization. As a percentage of total revenues, depreciation and amortization expense remained consistent at 7% for the three months ended March 31, 2018 and 2019.

Envestnet Data & Analytics Segment

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Three Months Ended
	March 31,		Percent
	2019	2018	Change
	(in thousands)
Revenues:
Subscription-based	$42,061	$37,110	13%
Professional services and other revenues	4,900	4,913	—%
Total revenues	46,961	42,023	12%
Operating expenses:
Cost of revenues	5,790	3,911	48%
Compensation and benefits	31,364	26,158	20%
General and administration	9,485	8,290	14%
Depreciation and amortization	8,250	8,073	2%
Total operating expenses	54,889	46,432	18%
Loss from operations	$(7,928)	$(4,409)	80%

Three months ended March 31, 2019 compared to three months ended March 31, 2018 for the Envestnet Data & Analytics segment

Revenues

Total revenues increased 12% from $42,023 in the three months ended March 31, 2018 to $46,961 in the three months ended March 31, 2019. The increase was primarily due to an increase in revenues from subscription-based recurring revenues of $4,951.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 13% from $37,110 in the three months ended March 31, 2018 to $42,061 in the three months ended March 31, 2019, primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues remained consistent from $4,913 in the three months ended March 31, 2018 to $4,900 in the three months ended March 31, 2019.

Cost of revenues

Cost of revenues increased 48% from $3,911 in the three months ended March 31, 2018 to $5,790 in the three months ended March 31, 2019, primarily due to an increase in subscription-based recurring revenues. As a percentage of total revenues, cost of revenues increased from 9% in the three months ended March 31, 2018 to 12% in the three months ended March 31, 2019. The cost of revenues increased as a percentage of revenues as a result of an increase in certain fixed vendor costs to support the growth in new customers.

Compensation and benefits

Compensation and benefits increased 20% from $26,158 in the three months ended March 31, 2018 to $31,364 in the three months ended March 31, 2019, primarily due to an increase in salaries, benefits and related payroll taxes of $3,485, as a result of increased headcount to support organic growth, an increase in non-cash compensation expense of $1,712 and severance expense of $1,664 partially offset by a decrease in incentive compensation expense of $2,014. As a percentage of total revenues, compensation and benefits increased from 62% in the three months ended March 31, 2018 to 67% in the three months ended March 31, 2019. The increase in compensation and benefits as a percentage of total revenues is primarily due to higher growth in compensation and benefits expense compared to lower growth in revenues.

General and administration

General and administration expenses increased 14% from $8,290 in the three months ended March 31, 2018 to $9,485 in the three months ended March 31, 2019, primarily due to increases in transaction related expense of $775, travel and entertainment expense of $272 and system development costs of $240, partially offset by a decrease in communications and data services of $283. As a percentage of total revenues, general and administration expenses remained consistent at 20% for the three months ended March 31, 2018 and 2019.

Depreciation and amortization

Depreciation and amortization expense increased 2% from $8,073 in the three months ended March 31, 2018 to $8,250 in the three months ended March 31, 2019, primarily due to an increase in depreciation of property and equipment of $193. As a percentage of total revenues, depreciation and amortization expense decreased from 19% in the three months ended March 31, 2018 to 18% in the three months ended March 31, 2019.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended
	March 31,		Percent
	2019	2018	Change
	(in thousands)
Operating expenses:
Compensation and benefits	$6,798	$5,471	24%
General and administration	10,855	6,719	62%
Nonsegment operating expenses	$17,653	$12,190	45%

Three months ended March 31, 2019 compared to three months ended March 31, 2018 for Nonsegment

Compensation and benefits

Compensation and benefits increased 24% from $5,471 in the three months ended March 31, 2018 to $6,798 in the three months ended March 31, 2019, primarily due to an increase in stock-based compensation expense of $1,013.

General and administration

General and administration expenses increased 62% from $6,719 in the three months ended March 31, 2018 to $10,855 in the three months ended March 31, 2019, primarily due to increases in transaction related expense of $3,764, systems development costs of $482 and general administrative expense of $205.

Non-GAAP Financial Measures

In addition to reporting results according to GAAP, we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues,” “adjusted net revenues,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per share.”

We introduced adjusted net revenues as a non-GAAP financial metric in the first quarter of 2019 to eliminate the effects of asset-based cost of revenue, which is included in both asset-based recurring revenue and cost of revenue in the our condensed consolidated statements of operations. As our business model moves towards a more subscription-based recurring revenue model, excluding this portion of our revenue from certain analysis performed by management improves the usefulness and comparability of such analysis when evaluating the growth and profitability of the overall business, and in comparing segment performance.  While the amounts included in the calculation of adjusted net revenues are disclosed in our condensed consolidated financial statements and footnotes, management believes providing more transparency into this metric is beneficial to investors who wish to evaluate our performance in this fashion.

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

“Adjusted net revenues” represents adjusted revenues less asset-based cost of revenues. Under GAAP, we are required to recognize as revenue certain fees paid to investment managers and other third parties needed for implementation of investment solutions included in our assets under management. Those fees also are required to be recorded as cost of revenues. This non-GAAP metric presents adjusted revenues without such fees included, as they have no impact on our profitability.

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

Our Board of Directors and our management use adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share:

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

We also present adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision (benefit), non-income tax expense, restructuring charges and transaction costs, accretion on contingent consideration and purchase liability, severance, litigation related expense, pre-tax loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

We believe adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are useful to investors in evaluating our operating performance because securities analysts use adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental measures to evaluate the overall performance of companies, and we anticipate that our investor and analyst presentations will include adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share.

Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenues, net income, operating income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under GAAP. In particular you should consider:

•
Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect non-cash components of employee compensation;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•
Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards we had net cash paid of $4,998 and $1,359 for the three months ended March 31, 2019 and 2018, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•
Other companies in our industry may calculate adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of adjusted revenues and adjusted net revenues to revenues, the most directly comparable GAAP measure and adjusted EBITDA, adjusted net income and adjusted net income per share to net income and net income per share, the most directly comparable GAAP measure. Further, our management also reviews GAAP measures and evaluates individual measures that are not included in some or all of our non-U.S. GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following table sets forth a reconciliation of total revenues to adjusted revenues and adjusted net revenues based on our historical results:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Total revenues	$199,666	$198,011
Deferred revenue fair value adjustment	6	4
Adjusted revenues	199,672	198,015
Less: Asset-based cost of revenues	(53,842)	(57,572)
Adjusted net revenues	$145,830	$140,443

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net income (loss)	$(18,268)	$8,002
Add (deduct):
Deferred revenue fair value adjustment	6	4
Interest income	(1,510)	(410)
Interest expense	7,096	5,236
Accretion on contingent consideration and purchase liability	240	101
Income tax provision (benefit)	3,768	(13,994)
Depreciation and amortization	19,517	19,546
Non-cash compensation expense	12,864	8,495
Restructuring charges and transaction costs	7,366	2,592
Severance	2,480	2,812
Foreign currency	(1)	(232)
Non-income tax expense adjustment	210	(128)
Loss allocation from equity method investment	203	660
Loss attributable to non-controlling interest	31	69
Adjusted EBITDA	$34,002	$32,753

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net income (loss)	$(18,268)	$8,002
Income tax provision (benefit) (1)	3,768	(13,994)
Loss before income tax provision (benefit)	(14,500)	(5,992)
Add (deduct):
Deferred revenue fair value adjustment	6	4
Accretion on contingent consideration and purchase liability	240	101
Non-cash interest expense	4,616	1,868
Non-cash compensation expense	12,864	8,495
Restructuring charges and transaction costs	7,366	2,592
Severance	2,480	2,812
Amortization of acquired intangibles	12,528	13,935
Foreign currency	(1)	(232)
Non-income tax expense adjustment	210	(128)
Loss allocation from equity method investment	203	660
Loss attributable to non-controlling interest	31	69
Adjusted net income before income tax effect	26,043	24,184
Income tax effect (2)	(6,632)	(6,530)
Adjusted net income	$19,411	$17,654

Basic number of weighted-average shares outstanding	48,237,265	44,782,982
Effect of dilutive shares:
Options to purchase common stock	1,198,197	1,396,091
Unvested restricted stock units	656,798	966,487
Diluted number of weighted-average shares outstanding	50,092,260	47,145,560
Adjusted net income per share - diluted	$0.39	$0.37

(1)	For the three months ended March 31, 2019 and 2018, the effective tax rate computed in accordance with GAAP equaled (26.0)% and 233.5%, respectively.

(2)	Estimated normalized effective tax rates of 25.5% and 27.0% have been used to compute adjusted net income for the three months ended March 31, 2019 and 2018, respectively.

Note on Income Taxes: As of December 31, 2018 we had net operating loss carryforwards of $267,000 and $153,000 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019
	Envestnet Wealth	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$152,705	$46,961	$—	$199,666
Deferred revenue fair value adjustment	6	—	—	6
Adjusted revenues	152,711	46,961	—	199,672
Less: Asset-based cost of revenues	(53,842)	—	—	(53,842)
Adjusted net revenues	$98,869	$46,961	$—	$145,830

Income (loss) from operations	$16,844	$(7,928)	$(17,653)	$(8,737)
Add:
Deferred revenue fair value adjustment	6	—	—	6
Accretion on contingent consideration and purchase liability	240	—	—	240
Depreciation and amortization	11,267	8,250	—	19,517
Non-cash compensation expense	5,677	4,188	2,999	12,864
Restructuring charges and transaction costs	262	965	6,139	7,366
Non-income tax expense adjustment	200	10	—	210
Severance	350	2,048	82	2,480
Other	22	1	2	25
Loss attributable to non-controlling interest	31	—	—	31
Adjusted EBITDA	$34,899	$7,534	$(8,431)	$34,002

	Three Months Ended March 31, 2018
	Envestnet Wealth	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$155,988	$42,023	$—	$198,011
Deferred revenue fair value adjustment	(2)	6	—	4
Adjusted revenues	155,986	42,029	—	198,015
Less: Asset-based cost of revenues	(57,572)	—	—	(57,572)
Adjusted net revenues	$98,414	$42,029	$—	$140,443

Income (loss) from operations	$15,861	$(4,409)	$(12,190)	$(738)
Add:
Deferred revenue fair value adjustment	(2)	6	—	4
Accretion on contingent consideration and purchase liability	101	—	—	101
Depreciation and amortization	11,473	8,073	—	19,546
Non-cash compensation expense	4,054	2,464	1,977	8,495
Restructuring charges and transaction costs	37	200	2,355	2,592
Non-income tax expense adjustment	(128)	—	—	(128)
Severance	2,429	383	—	2,812
Loss attributable to non-controlling interest	69	—	—	69
Adjusted EBITDA	$33,894	$6,717	$(7,858)	$32,753

Liquidity and Capital Resources

As of March 31, 2019, we had total cash and cash equivalents of $245,735 compared to $289,345 as of December 31, 2018. We plan to use existing cash as of March 31, 2019, cash generated in the ongoing operations of our business and amounts available under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities. We funded the May 1, 2019 PIEtech acquisition with a combination of cash on our balance sheet and additional borrowings under our revolving credit facility.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(12,575)	$(753)
Net cash used in investing activities	(24,493)	(188,170)
Net cash provided by (used in) financing activities	(6,654)	173,110
Effect of exchange rate on changes on cash	112	(109)
Net decrease in cash, cash equivalents and restricted cash	(43,610)	(15,922)
Cash, cash equivalents and restricted cash, end of period	246,061	46,193

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $12,575 as compared to net cash used in operating activities of $753 for the same period in 2018. The increase was primarily due to net loss of $18,268 in the three months ended March 31, 2019 compared to net income of $8,002 for the same period in 2018, partially offset by the change in deferred income taxes of $18,092, an increase in stock based compensation of $4,369, an increase in non-cash interest expense of $3,671 and a net decrease in the change in operating assets and liabilities of $10,942.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $24,493 compared to net cash used in investing activities of $188,170 for the same period in 2018. The change was primarily a result of a decrease in cash disbursements for acquisitions of $167,522, partially offset by an increase in capitalization of internally developed software of $2,586.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was $6,654 compared to net cash provided by financing activities of $173,110 for the same period in 2018. The change was primarily the result of a decrease in proceeds from borrowings on revolving credit facility of $195,000, partially offset by a decrease in payments on the revolving credit facility of $15,000.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements in our most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements and “Note 19—Leases” to the condensed consolidated financial statements in this accompanying Form 10-Q describes the updated accounting policies for right of use assets and operating lease liabilities that were updated as a result of adopting ASC 842. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K and “Note 19—Leases” to the condensed consolidated financial statements in this accompanying Form 10-Q include, but not limited to, the discussion of estimates used for recognition of revenues, the determination of the period of benefit for deferred sales incentive commissions, purchase accounting, impairment of goodwill and acquired intangible assets and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported.

Commitments and Off-Balance Sheet Arrangements

Purchase Obligations and Indemnifications

We include various types of indemnification and guarantee clauses in certain arrangements. These indemnifications and guarantees may include, but are not limited to, infringement claims related to intellectual property, direct or consequential damages and guarantees to certain service providers and service level requirements with certain customers. The type and amount of any potential indemnification or guarantee varies substantially based on the nature of each arrangement. We have experienced no previous claims and cannot determine the maximum amount of potential future payments, if any, related to such indemnification and guarantee provisions. We believe that it is unlikely that we will have to make material payments under these arrangements and therefore we have not recorded a contingent liability in the condensed consolidated balance sheets.

We enter into unconditional purchase obligations arrangements for certain of our services that we receive in the normal course of business.

Legal Proceedings

We are involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. We will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. We believe that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2019. Further, while any possible range of loss cannot be reasonably estimated at this time, we do not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to us, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on our results of operations or cash flow in a particular quarter or year.

Leases

We have operating leases for corporate offices and certain equipment, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 90 days. Our leases have remaining lease terms of 1 to 14 years. For the three months ended March 31, 2019, our total operating lease cost was $4,118.

Future minimum lease payments under non-cancellable leases, as of March 31, 2019, were as follows:

Operating
Leases
Years Ending December 31,
Remainder of 2019	$13,117
2020	16,235
2021	14,696
2022	10,619
2023	9,920
Thereafter	47,430
Total future minimum lease payments	112,017
Less imputed interest	(26,331)
Total operating lease liabilities	$85,686

As of March 31, 2019, we have entered into several additional operating leases that have not yet commenced but will commence in 2019 with lease terms of 1 to 14 years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the three months ended March 31, 2019, 55% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net income to decrease.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three months ended March 31, 2019, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $1,403 to pre‑tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $1,148 to pre‑tax earnings.

A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the three months ended March 31, 2019, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of approximately $469 to pre‑tax earnings.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50% and 3.25%. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Credit Agreement. As of March 31, 2019, there was $0 of revolving credit amounts outstanding under the Credit Agreement.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2019, we adopted ASC 842, “Leases.” The adoption of this standard resulted in recognition of operating lease assets and operating lease liabilities, with no related impact on our condensed consolidated statement of equity or condensed consolidated statements of operations for the three months ended March 31, 2019. In connection with the adoption of this new standard, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard.

Other than the implementation of ASC 842 detailed above, there were no changes to our internal control over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2019. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

Item 1A. Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our 2018 Form 10-K, when making investment decisions regarding our securities. The risk factors that were disclosed in our 2018 Form 10-K have not materially changed since the date our 2018 Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
January 1, 2019 through January 31, 2019	7,437	$50.59	—	1,956,390
February 1, 2019 through February 28, 2019	130,831	60.78	—	1,956,390
March 1, 2019 through March 31, 2019	22,188	64.71	—	1,956,390

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of March 31, 2019, 1,956,390 of shares could still be purchased under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of March 14, 2019, by and among Envestnet, Inc., Pecan Merger Sub Inc., PIEtech, Inc., the persons listed on Appendix A and Robert D. Curtis, as the sellers’ representative (filed as Exhibit 2.1 to the Company's Form 8-K filed with the SEC on March 14, 2019 and incorporated by reference herein).

10.1	Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 1, 2019 and incorporated by reference herein).*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

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
** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018; (iv) the Condensed Consolidated Statement of Equity for the three months ended March 31, 2019; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; (vi) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2019.

ENVESTNET, INC.

By:	/s/ Judson Bergman
Judson Bergman
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer