Form 10-Q
period 2019-06-30
ENVESTNET, INC.
filed 2019-08-08
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34835

Envestnet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1409613
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

35 East Wacker Drive, Suite 2400	Chicago,	Illinois	60601
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:
(312) 827-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, par value $0.005 per share	ENV	New York Stock Exchange

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

As of August 1, 2019, Envestnet, Inc. had 52,182,228 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(unaudited)

	June 30,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$77,717	$289,345
Fees receivable, net	71,632	68,004
Prepaid expenses and other current assets	40,046	23,557
Total current assets	189,395	380,906

Property and equipment, net	51,016	44,991
Internally developed software, net	48,059	38,209
Intangible assets, net	509,159	305,241
Goodwill	908,686	519,102
Operating lease right-of-use assets, net	72,191	—
Other non-current assets	33,834	25,298
Total assets	$1,812,340	$1,313,747

Liabilities and Equity:
Current liabilities:
Accrued expenses and other liabilities	$118,608	$133,298
Accounts payable	15,165	19,567
Operating lease liabilities	12,918	—
Convertible Notes due 2019	169,182	165,711
Contingent consideration	—	732
Deferred revenue	37,601	23,988
Total current liabilities	353,474	343,296

Convertible Notes due 2023	300,078	294,725
Revolving credit facility	145,000	—
Contingent consideration	16,423	—
Deferred revenue	6,659	6,910
Non-current operating lease liabilities	77,431	—
Deferred rent and lease incentive	—	17,569
Deferred tax liabilities, net	31,292	640
Other non-current liabilities	28,193	18,005
Total liabilities	958,550	681,145

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 65,415,670 and 61,238,898 shares issued as of June 30, 2019 and December 31, 2018, respectively; 52,070,156 and 48,121,800 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	327	306
Additional paid-in capital	1,015,578	761,128
Accumulated deficit	(76,174)	(58,882)
Treasury stock at cost, 13,345,514 and 13,117,098 shares as of June 30, 2019 and December 31, 2018, respectively	(83,820)	(67,858)
Accumulated other comprehensive loss	(660)	(994)
Total stockholders’ equity	855,251	633,700
Non-controlling interest	(1,461)	(1,098)
Total equity	853,790	632,602
Total liabilities and equity	$1,812,340	$1,313,747

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Asset-based	$120,070	$118,111	$229,004	$239,264
Subscription-based	92,258	71,779	175,345	141,474
Total recurring revenues	212,328	189,890	404,349	380,738
Professional services and other revenues	12,117	11,226	19,762	18,389
Total revenues	224,445	201,116	424,111	399,127

Operating expenses:
Cost of revenues	72,080	67,627	133,725	130,561
Compensation and benefits	103,286	80,210	190,003	163,750
General and administration	42,421	34,089	82,945	66,818
Depreciation and amortization	26,915	19,185	46,432	38,731
Total operating expenses	244,702	201,111	453,105	399,860

Income (loss) from operations	(20,257)	5	(28,994)	(733)
Other expense, net	(7,512)	(5,430)	(13,275)	(10,684)
Loss before income tax provision (benefit)	(27,769)	(5,425)	(42,269)	(11,417)

Income tax provision (benefit)	(28,382)	566	(24,614)	(13,428)

Net income (loss)	613	(5,991)	(17,655)	2,011
Add: Net loss attributable to non-controlling interest	280	465	363	567
Net income (loss) attributable to Envestnet, Inc.	$893	$(5,526)	$(17,292)	$2,578

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$0.02	$(0.12)	$(0.35)	$0.06
Diluted	$0.02	$(0.12)	$(0.35)	$0.05

Weighted average common shares outstanding:
Basic	50,870,296	45,247,331	49,526,774	44,963,735
Diluted	52,982,688	45,247,331	49,526,774	47,156,205

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss) attributable to Envestnet, Inc.	$893	$(5,526)	$(17,292)	$2,578
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	112	(1,036)	334	(1,363)
Comprehensive income (loss) attributable to Envestnet, Inc.	$1,005	$(6,562)	$(16,958)	$1,215

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2018	61,238,898	$306	(13,117,098)	$(67,858)	$761,128	$(994)	$(58,882)	$(1,098)	$632,602
Exercise of stock options	200,326	1	—	—	3,162	—	—	—	3,163
Issuance of common stock - vesting of restricted stock units	479,479	2	—	—	—	—	—	—	2
Acquisition of business	15,755	—	—	—	772	—	—	—	772
Stock-based compensation expense	—	—	—	—	12,864	—	—	—	12,864
Purchase of treasury stock for stock-based tax withholdings	—	—	(160,456)	(9,819)	—	—	—	—	(9,819)
Foreign currency translation gain (loss)	—	—	—	—	—	222	—	—	222
Net income (loss)	—	—	—	—	—	—	(18,185)	(83)	(18,268)
Balance, March 31, 2019	61,934,458	309	(13,277,554)	(77,677)	777,926	(772)	(77,067)	(1,181)	621,538
Exercise of stock options	114,109	1	—	—	1,750	—	—	—	1,751
Issuance of common stock - vesting of restricted stock units	182,390	1	—	—	—	—	—	—	1
Acquisition of business	3,184,713	16	—	—	222,468	—	—	—	222,484
Stock-based compensation expense	—	—	—	—	13,434	—	—	—	13,434
Purchase of treasury stock for stock-based tax withholdings	—	—	(67,960)	(6,143)	—	—	—	—	(6,143)
Foreign currency translation gain (loss)	—	—	—	—	—	112	—	—	112
Net income (loss)	—	—	—	—	—	—	893	(280)	613
Balance, June 30, 2019	65,415,670	$327	(13,345,514)	$(83,820)	$1,015,578	$(660)	$(76,174)	$(1,461)	$853,790

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Equity (continued)
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2017	57,450,056	$287	(12,749,415)	$(47,042)	$556,257	$624	$(73,854)	$398	$436,670
Adoption of ASC 606	—	—	—	—	—	—	9,217	—	9,217
Exercise of stock options	162,857	1	—	—	2,403	—	—	—	2,404
Issuance of common stock - vesting of restricted stock units	503,668	2	—	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	8,495	—	—	—	8,495
Purchase of treasury stock for stock-based tax withholdings	—	—	(166,217)	(9,296)	—	—	—	—	(9,296)
Issuance of non-controlling units in private company	—	—	—	—	—	—	—	873	873
Foreign currency translation gain (loss)	—	—	—	—	—	(327)	—	—	(327)
Net income (loss)	—	—	—	—	—	—	8,104	(102)	8,002
Balance, March 31, 2018	58,116,581	290	(12,915,632)	(56,338)	567,155	297	(56,533)	1,169	456,040
Exercise of stock options	12,166	—	—	—	136	—	—	—	136
Issuance of common stock - vesting of restricted stock units	253,279	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	10,476	—	—	—	10,476
Purchase of treasury stock for stock-based tax withholdings	—	—	(90,800)	(5,099)	—	—	—	—	(5,099)
Issuance of Convertible Notes due 2023, net of offering costs	—	—	—	—	46,611	—	—	—	46,611
Foreign currency translation gain (loss)	—	—	—	—	—	(1,036)	—	—	(1,036)
Net income (loss)	—	—	—	—	—	—	(5,526)	(465)	(5,991)
Balance, June 30, 2018	58,382,026	$291	(13,006,432)	$(61,437)	$624,378	$(739)	$(62,059)	$704	$501,138

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(17,655)	$2,011
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,432	38,731
Deferred rent and lease incentive amortization	—	1,069
Provision for doubtful accounts	713	924
Deferred income taxes	(28,991)	(17,093)
Non-cash based compensation expense	27,852	18,971
Non-cash interest expense	9,896	5,630
Accretion on contingent consideration and purchase liability	742	196
Payments of contingent consideration	(578)	—
Loss allocation from equity method investment	550	811
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	(536)	(8,204)
Prepaid expenses and other current assets	(15,507)	(3,426)
Other non-current assets	(3,241)	(2,450)
Accrued expenses and other liabilities	(19,060)	(5,438)
Accounts payable	(4,768)	4,166
Deferred revenue	3,940	3,478
Other non-current liabilities	2,602	1,578
Net cash provided by operating activities	2,391	40,954

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,815)	(9,569)
Capitalization of internally developed software	(15,583)	(10,622)
Acquisitions of businesses, net of cash acquired	(321,571)	(188,345)
Other	(2,000)	—
Net cash used in investing activities	(347,969)	(208,536)

FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes due 2023	—	345,000
Convertible Notes due 2023 issuance costs	—	(9,488)
Proceeds from borrowings on revolving credit facility	175,000	195,000
Payments on revolving credit facility	(30,000)	(276,168)
Payments of contingent consideration	(171)	(2,193)
Proceeds from exercise of stock options	4,914	2,540
Purchase of treasury stock for stock-based tax withholdings	(15,962)	(14,395)
Issuance of restricted stock units	3	3
Net cash provided by financing activities	133,784	240,299

EFFECT OF EXCHANGE RATE CHANGES ON CASH	166	(572)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(211,628)	72,145

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	289,671	62,115

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$78,043	$134,260

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$6,121	$2,225
Supplemental disclosure of cash flow information - cash paid during the period for interest	5,952	4,271
Supplemental disclosure of non-cash operating, investing and financing activities:
Common stock issued in acquisition of business	222,484	—
Contingent consideration issued in acquisition of businesses	15,880	—
Purchase liabilities included in other non-current liabilities	5,468	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,567	1,188
Membership interest liabilities included in other non-current liabilities	1,480	—
Common stock issued to settle purchase liability	772	—
Leasehold improvements funded by lease incentive	648	1,080
Purchase liabilities included in accrued expenses and other liabilities	—	1,422

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

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 18—Segment Information” to the condensed consolidated financial statements. The business segments are as follows:

•	Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

Within Envestnet Wealth Solutions, the Company offers these solutions principally through the following products and services suites:

•
Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to the creation of a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting.  Advisors have access to over 19,900 investment products. Envestnet | Enterprise also offers data aggregation and reporting, data analytics and digital advice capabilities to customers.

•
Envestnet | Tamarac™ provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management software, principally to high‑end registered investment advisers (“RIAs”).

•
Envestnet | MoneyGuide provides leading goals-based financial planning solutions to the financial services industry. The highly adaptable software helps financial advisors add significant value for their clients using best-in-class technology with enhanced integrations to generate financial plans.

•
Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services for advisor-sold retirement plans. Leveraging integrated technology, ERS addresses the regulatory, data and investment needs of retirement plans and delivers the information holistically.

•
Envestnet | PMC® or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include over 4,500 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as over 1,000 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.

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

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2018 and reflect all normal recurring adjustments which are,

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2019 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity.

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$77,717	$289,345
Restricted cash included in prepaid expenses and other current assets	158	158
Restricted cash included in other non-current assets	168	168
Total cash, cash equivalents and restricted cash	$78,043	$289,671

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” which amends the requirements for assets and liabilities recognized for all leases longer than twelve months. This standard is effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. These changes became effective for the Company’s fiscal year beginning January 1, 2019 and have been reflected in these condensed consolidated financial statements (See “Note 17—Leases”).
In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting.” This update clarifies the accounting for share-based payment transactions for acquiring goods and services from non-employees. Specifically, the update aligns the accounting for payments to non-employees to match the accounting for payments to employees, no longer accounting for these transactions differently. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2018. These changes became effective for the Company's fiscal year beginning January 1, 2019. This standard will be applied prospectively to all future non-employee share-based payments and is reflected in these condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” This update is intended to guide entities in evaluating the

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. Early adoption of the standard is permitted. The Company early adopted this standard beginning January 1, 2019, noting that this standard will be applied prospectively. Adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
Not Yet Adopted—In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326).” This update significantly changes the way that entities will be required to measure credit losses. The new standard requires entities to estimate credit losses based upon an “expected credit loss” approach rather than the “incurred loss” approach, which is currently used. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. The change in approach is anticipated to impact the timing of recognition of credit losses. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. Early adoption of the standard is permitted. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.

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

Acquisition of private company

On January 2, 2019, pursuant to an agreement and plan of merger dated as of January 2, 2019 between Envestnet and a private company, the private company merged into Yodlee Inc., a wholly owned subsidiary of the Company (the “Private Company Acquisition”). The private company provides conversational artificial intelligence tools and applications to financial services firms, improves the way Financial Service Providers (“FSPs”) can interact with their customers, and supports these FSPs to better engage, support and assist their consumers leveraging this latest wave of customer-centric capabilities.

The technology and operations of the private company is included in the Company’s Envestnet Data & Analytics segment.

The seller of the private company is also entitled to an earn-out payment based on the private company's revenue and other retention targets for the twelve-month period beginning January 1, 2021. The discounted amount of the contingent consideration liability is estimated to be $7,580 and is included as a long-term liability on the condensed consolidated balance sheets.

The consideration transferred in the acquisition was as follows:

Preliminary Estimate
Cash consideration	$11,173
Purchase consideration liability	6,240
Contingent consideration liability	7,580
Working capital adjustment	70
Total	$25,063

The estimated fair values of the deferred income taxes, identifiable intangible assets, contingent consideration liability, and goodwill balances are provisional and based on information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets acquired, liabilities assumed, identifiable intangible assets and goodwill balances and complete the acquisition accounting as soon as reasonably practicable but no later than January 2, 2020.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Preliminary Estimate
Total tangible assets acquired	$144
Total liabilities assumed	(629)
Identifiable intangible assets	4,100
Goodwill	21,448
Total net assets acquired	$25,063

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of potential cross selling opportunities. The goodwill is not deductible for income tax purposes.

A summary of estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

	Preliminary Estimate	Estimated Useful Life in Years	Amortization Method
Proprietary technology	$4,100	4	Straight-line

The results of the private company's operations are included in the condensed consolidated statements of operations beginning January 2, 2019 and were not considered material to the Company’s results of operations.

For the three and six months ended June 30, 2019, acquisition related costs for the Private Company Acquisition were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2019.

Acquisition of PortfolioCenter business

On April 1, 2019, pursuant to an asset purchase agreement, Tamarac, Inc. (“Tamarac”), a wholly owned subsidiary of Envestnet, acquired certain of the assets, primarily consisting of intangible assets, and the assumption of certain of the liabilities of the PortfolioCenter business from Performance Technologies, Inc. (the “PC Seller”), a wholly owned subsidiary of The Charles Schwab Corporation. The PortfolioCenter Business provides investment advisors and investment advisory service providers with desktop, hosted and outsourced multicustodial software solutions. These solutions provide data-management and performance-measurement tools, as well as customizable accounting, reporting, and billing functions delivered through the commercial software application products known as PortfolioCenter Desktop, PortfolioCenter Hosted, PortfolioServices and Service Bureau.
Tamarac acquired the PortfolioCenter Business to better serve small and mid-size RIA firms. The PortfolioCenter Business is included in the Company’s Envestnet Wealth Solutions segment.
In connection with the PortfolioCenter Acquisition, Tamarac paid $17,500 in cash. Tamarac funded the PortfolioCenter Acquisition with available cash resources. The PC Seller is also entitled to an earn-out payment based on the PortfolioCenter Business’ revenue for the twelve-month period beginning April 1, 2020. The discounted amount of the contingent consideration liability is estimated to be $8,300.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The preliminary consideration transferred in the acquisition was as follows:

Preliminary Estimate
Cash consideration	$17,500
Contingent consideration liability	8,300
Total	$25,800

The estimated fair values of the deferred income taxes, identifiable intangible assets, contingent consideration liability and goodwill balances are provisional and based on the information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of deferred income taxes, liabilities assumed, identifiable intangible assets and goodwill balances and complete the acquisition accounting as soon as practicable but no later than April 1, 2020.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Preliminary Estimate
Total tangible assets acquired	$13
Total liabilities assumed	(1,600)
Identifiable intangible assets	12,400
Goodwill	14,987
Total net assets acquired	$25,800

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of expanding market opportunities within the mid-size and small RIA market, potential cross selling opportunities, and lower future operating expenses. The goodwill is deductible for income tax purposes.

A summary of estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

	Preliminary Estimate	Estimated Useful Life in Years	Amortization Method
Customer list	$9,100	10	Accelerated
Proprietary technology	3,300	5	Straight-line
Total	$12,400

The results of PortfolioCenter's operations are included in the condensed consolidated statements of operations beginning April 1, 2019. PortfolioCenter's revenues for the three and six months ended June 30, 2019 totaled $2,017. PortfolioCenter's pre-tax loss for the three and six months ended June 30, 2019 totaled $1,624. The pre-tax loss includes estimated acquired intangible asset amortization of $514 for the three and six months ended June 30, 2019.
For the three and six months ended June 30, 2019, acquisition related costs for the PortfolioCenter Acquisition were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2019.
Acquisition of PIEtech

On May 1, 2019, the Company acquired all of the outstanding shares of capital stock of PIEtech, Inc., a Virginia corporation (“PIEtech”). PIEtech empowers financial advisors to use financial planning to efficiently motivate their clients to create, implement and maintain financial plans that best meet their lifetime financial goals. The technology and operations of PIEtech, which now operates as Envestnet | MoneyGuide, is included in the Envestnet Wealth Solutions segment.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The acquisition of PIEtech (the “PIEtech Acquisition”) establishes Envestnet as a leader in financial planning solutions, providing advisors and their clients with access to a full spectrum of financial planning capabilities, and offering a broad range of data-driven, financial plan-informed financial wellness solutions, both domestically and internationally over time. Integration of PIEtech's MoneyGuide software with the Company's integrated technology platform is expected to reduce friction and enhance productivity for advisors.

In connection with the PIEtech Acquisition, the Company paid net cash consideration of $299,370, subject to a working capital adjustment, and issued 3,184,713 shares of Envestnet common stock, par value $0.005 per share, to the sellers. The Company funded the PIEtech Acquisition with available cash resources and borrowings under its revolving credit facility.

In connection with the PIEtech Acquisition, the Company established a retention bonus pool consisting of approximately $30,000 of cash and restricted stock units to be granted to employees and management of PIEtech as inducement grants. As a result, the Company adopted the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”) in order to make inducement grants to certain PIEtech employees who will join Envestnet | MoneyGuide. Envestnet agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech Acquisition, up to 301,469 shares of Envestnet common stock in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) pursuant to the 2019 Equity Plan and made cash retention payments of approximately $8,800 to certain legacy PIEtech employees who joined Envestnet | MoneyGuide. As of June 30, 2019, the Company has issued approximately 62,200 and 24,900 RSUs and PSUs, respectively, under the 2019 Equity Plan to legacy PIEtech employees. At this time the Company expects to issue approximately 214,000 additional RSUs and PSUs and expects to pay approximately $5,300 in cash bonus payments over the next three years in connection with the PIEtech Acquisition.

The Company also granted membership interests in certain of the Company's equity method investments to two PIEtech executives with an estimated grant date fair market value of $8,900. These membership interests will vest on May 1, 2020 and become exercisable in future periods. As of June 30, 2019, the Company has recorded approximately $1,480 as a component of compensation and benefits in the condensed consolidated statement of operations with a corresponding liability in other non-current liabilities in the condensed consolidated balance sheets.

The preliminary consideration transferred in the acquisition was as follows:

Preliminary Estimate
Cash consideration	$299,370
Stock consideration	222,484
Less: cash acquired	(6,360)
Total estimated fair value of consideration transferred, net of cash acquired	$515,494

The estimated fair values of the deferred revenue, deferred income taxes, identifiable intangible assets, and goodwill balances are provisional and based on the information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of deferred revenue, deferred income taxes, identifiable intangible assets and goodwill balances and complete the acquisition accounting as soon as practicable but no later than May 1, 2020.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Preliminary Estimate
Cash and cash equivalents	$6,360
Accounts receivable	3,782
Prepaid expenses and other current assets	969
Other non-current assets	4,274
Property and equipment, net	6,057
Operating lease right-of-use assets, net	1,688
Identifiable intangible assets	217,000
Goodwill	353,085
Total assets acquired	593,215
Accounts payable and accrued expenses	(2,166)
Operating lease liabilities	(2,012)
Deferred income taxes	(59,643)
Deferred revenue	(7,540)
Total liabilities assumed	(71,361)
Total net assets acquired	$521,854

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of potential new business and cross selling opportunities. The goodwill is not deductible for income tax purposes.

A summary of estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

	Preliminary Estimate	Estimated Useful Life in Years	Amortization Method
Customer lists	$181,000	10-16	Accelerated
Proprietary technologies	25,000	5	Straight-line
Trade names	11,000	6	Straight-line
Total	$217,000

The results of PIEtech's operations are included in the condensed consolidated statements of operations beginning May 1, 2019. PIEtech's revenues for the three and six months ended June 30, 2019 totaled $6,632. PIEtech's pre-tax loss for the three and six months ended June 30, 2019 totaled $3,422. The pre-tax loss includes estimated acquired intangible asset amortization of $4,142 for the three and six months ended June 30, 2019.
For the three and six months ended June 30, 2019, acquisition related costs for the PIEtech Acquisition totaled approximately $11,269 and $16,189, respectively, and are included in general and administration expenses. Included in these amounts are approximately $8,800 in one-time cash retention bonuses, which are included the Company's corporate non-segment operating expenses in the condensed consolidated statements of operations. The Company may incur additional acquisition related costs over the remainder of 2019.
Pro forma financial information

The following pro forma financial information presents the combined results of operations of Envestnet, PortfolioCenter and PIEtech for the three and six months ended June 30, 2019 and 2018. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2018. The results of the private company acquisition are not included in the pro forma financial information presented below as they were not considered material to the Company's results of operations.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense, stock-based compensation expense and income tax. The Company's 2018 pro forma information includes the reversal of a valuation allowance on its deferred tax assets, transaction fee payments and retention bonus payments that were incurred in

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

2019 as a result of these acquisitions and reverses these amounts from the appropriate periods in 2019. All intercompany revenues have been eliminated within this pro forma information.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$228,522	$215,240	$443,275	$426,291
Net income (loss) attributable to Envestnet, Inc.	(7,612)	(1,661)	(18,857)	5,186
Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.15)	$(0.03)	$(0.37)	$0.11
Diluted	$(0.15)	$(0.03)	$(0.37)	$0.10

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2019	2018
Prepaid technology	$9,801	$6,766
Advance payroll taxes and benefits	10,802	—
Non-income tax receivables	8,279	6,240
Prepaid outside information services	1,989	1,515
Other	9,175	9,036
Total	$40,046	$23,557

5.	Property and Equipment

Property and equipment consists of the following:

		June 30,	December 31,
	Estimated Useful Life	2019	2018
Cost:
Computer equipment and software	3 years	$68,752	$64,346
Leasehold improvements	Shorter of the lease term or useful life of the asset	31,482	28,191
Office furniture and fixtures	3-7 years	10,659	9,291
Office equipment and other	3-5 years	6,425	5,577
Building and building improvements	7-39 years	2,647	—
Land	Not applicable	940	—
		120,905	107,405
Less: accumulated depreciation and amortization		(69,889)	(62,414)
Total property and equipment, net		$51,016	$44,991

During the three and six months ended June 30, 2019, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $2,396 and $3,642, respectively. During the three and six months ended June 30, 2019, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $1,640 and $4,121, respectively. Gains and losses on asset retirements during the three and six months ended June 30, 2019 were not material.

During the three and six months ended June 30, 2018, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $1,126, and $3,337, respectively. During the three and six months ended June 30, 2018, the Company retired property and equipment that was no longer in service for the

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Envestnet Data & Analytics segment with an historical cost of $2,525 and $3,401, respectively. Gains and losses on asset retirements during the three and six months ended June 30, 2018 were not material.

Depreciation and amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation and amortization expense	$6,751	$3,920	$11,117	$7,838

6.	Internally Developed Software

Internally developed software consists of the following:

		June 30,	December 31,
	Estimated Useful Life	2019	2018
Internally developed software	5 years	$85,993	$70,410
Less: accumulated amortization		(37,934)	(32,201)
Internally developed software, net		$48,059	$38,209

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization expense	$3,110	$1,846	$5,733	$3,539

7.	Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total
Balance at December 31, 2018	$243,809	$275,293	$519,102
Private company acquisition	—	21,448	21,448
PortfolioCenter acquisition	14,987	—	14,987
PIEtech acquisition	353,085	—	353,085
Foreign currency	—	90	90
Other	(26)	—	(26)
Balance at June 30, 2019	$611,855	$296,831	$908,686

Intangible assets, net consist of the following:

		June 30, 2019			December 31, 2018
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	7-16 years	$551,120	$(121,836)	$429,284	$361,020	$(102,077)	$258,943
Proprietary technologies	4-8 years	96,694	(41,311)	55,383	66,746	(36,151)	30,595
Trade names	2-7 years	38,490	(14,027)	24,463	27,990	(12,352)	15,638
Backlog	8 years	11,000	(10,971)	29	11,000	(10,935)	65
Total intangible assets		$697,304	$(188,145)	$509,159	$466,756	$(161,515)	$305,241

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization expense	$17,054	$13,419	$29,582	$27,354

Future amortization expense of the intangible assets as of June 30, 2019, is expected to be as follows:

Years ending December 31,
Remainder of 2019	$37,887
2020	71,524
2021	61,555
2022	57,857
2023	46,748
Thereafter	233,588
Total	$509,159

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2019	2018
Accrued investment manager fees	$43,966	$50,635
Accrued compensation and related taxes	44,411	50,598
Sales and use tax payable	12,006	9,733
Accrued transaction costs	4,812	4,543
Accrued professional services	2,599	4,517
Other accrued expenses	10,814	13,272
Total	$118,608	$133,298

9.	Debt

The Company’s outstanding debt obligations as of June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
Convertible Notes due 2019	$172,500	$172,500
Unaccreted discount on Convertible Notes due 2019	(2,888)	(5,890)
Unamortized issuance costs on Convertible Notes due 2019	(430)	(899)
Convertible Notes due 2019 carrying value	$169,182	$165,711

Convertible Notes due 2023	$345,000	$345,000
Unaccreted discount on Convertible Notes due 2023	(38,101)	(42,641)
Unamortized issuance costs on Convertible Notes due 2023	(6,821)	(7,634)
Convertible Notes due 2023 carrying value	$300,078	$294,725

Revolving credit facility balance	$145,000	$—

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Accretion of debt discount	$3,784	$2,411	$7,542	$3,829
Coupon interest	2,264	1,366	4,528	2,121
Amortization of issuance costs	862	621	1,720	1,071
Interest on revolving credit facility	1,196	1,429	1,196	3,994
Undrawn and other fees	157	165	373	213
Total	$8,263	$5,992	$15,359	$11,228

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

 The effective interest rate of the liability component of the Convertible Notes due 2019 is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2019 for three and six months ended June 30, 2019 and 2018 was 6%.

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

The effective interest rate of the liability component of the Convertible Notes due 2023 is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2023 for the three and six months ended June 30, 2019 was 6%.

See “Note 15—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income (loss) per common share.

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

Obligations under the Second Amended and Restated Credit Agreement are guaranteed by substantially all of the Company’s U.S. subsidiaries. The Second Amended and Restated Credit Agreement includes certain financial covenants and, as of June 30, 2019, the Company was in compliance with these requirements.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

10.	Fair Value Measurements

The Company follows ASC 825-10, “Financial Instruments,“ which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the Company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, based on the three-tier fair value hierarchy:

	June 30, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds and other (1)	$40,016	$40,016	$—	$—
Assets to fund deferred compensation liability(2)	8,091	—	—	8,091
Total assets	$48,107	$40,016	$—	$8,091
Liabilities:
Contingent consideration	$16,423	$—	$—	$16,423
Deferred compensation liability(3)	7,974	7,974	—	—
Total liabilities	$24,397	$7,974	$—	$16,423

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

(3)
The fair market value of the deferred compensation liability is based on the daily quoted market prices for the net asset value of the various funds in which the participants have selected, and is included in other non-current liabilities in the condensed consolidated balance sheets.

Level I assets and liabilities include money market funds not insured by the Federal Deposit Insurance Corporation (“FDIC”) and deferred compensation liability. The Company periodically invests excess cash in money market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. These money market funds are considered Level I and are included in cash and cash equivalents in the condensed consolidated balance sheets. Time deposit account fair values are determined by trade confirmations which mature daily and therefore are considered highly liquid investments. The fair value of the deferred compensation liability is based upon the daily quoted market prices for net asset value on the various funds selected by participants.

Level III assets and liabilities consist of the estimated fair values of contingent consideration as well as the assets to fund the Company's deferred compensation liability. The fair market value of the assets to fund the Company's deferred compensation liability is based upon the cash surrender value of its life insurance premiums.

The fair value of the contingent consideration liabilities related to certain of the Company's acquisitions were estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level III fair value measurement as defined in ASC 820, “Fair Value Measurements and Disclosures.“ The significant inputs in the Level III measurement not supported by market activity included our assessments of expected future cash flows related to these acquisitions during the subsequent periods from the date of acquisition are appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of their respective agreements.

The Company utilized a discounted cash flow method with expected future performance of these acquisitions, and their ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair values of their respective contingent consideration. The Company will continue to reassess the fair values of its contingent consideration liabilities at each reporting date until settlement. Changes to these estimated fair values will be recognized in the Company's earnings and included in general and administrative expenses on the condensed consolidated statements of operations.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The table below presents a reconciliation of contingent consideration liabilities, which the Company measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2018 to June 30, 2019:

Fair Value of Contingent Consideration Liabilities
Balance at December 31, 2018	$732
Private company acquisition	7,580
PortfolioCenter acquisition	8,300
Settlement of contingent consideration liability	(749)
Accretion on contingent consideration	560
Balance at June 30, 2019	$16,423

The table below presents a reconciliation of the assets used to fund deferred the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2018 to June 30, 2019:

Fair Value of Assets to Fund Deferred Compensation Liability
Balance at December 31, 2018	$6,346
Contributions and fair value adjustments	1,745
Balance at June 30, 2019	$8,091

The asset value, which is included in other non-current assets on the condensed balance sheets, increased due to funding of the plan and gains on the underlying investment vehicles.

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the six months ended June 30, 2019.

On December 15, 2014, the Company issued $172,500 of Convertible Notes due 2019. As of June 30, 2019 and December 31, 2018, the carrying value of the Convertible Notes due 2019 equaled $169,182 and $165,711, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Convertible Notes due 2019 was $193,983 and $174,101, respectively. The Company considered the Convertible Notes due 2019 to be a Level II liability at June 30, 2019 and used a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2019 in an over-the-counter market on June 30, 2019 (See “Note 9—Debt”).

On May 25, 2018, the Company issued $345,000 of Convertible Notes due 2023. As of June 30, 2019 and December 31, 2018, the carrying value of the Convertible Notes due 2023 equaled $300,078 and $294,725, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of June 30, 2019 and December 31, 2018, the fair value of the Convertible Notes due 2023 was $411,896 and $339,024, respectively. The Company considered the Convertible Notes due 2023 to be a Level II liability at June 30, 2019 and used a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2023 in an over-the-counter market on June 30, 2019 (See “Note 9—Debt”).

As of June 30, 2019 and December 31, 2018, there was $145,000 and $0, respectively, outstanding on the revolving credit facility under the Second Amended and Restated Credit Agreement. As of June 30, 2019, the outstanding balance on the revolving credit facility approximated fair value as the revolving credit facility bore interest at variable rates and we believe our

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

credit risk quality was consistent with when the debt originated. The Company considered the revolving credit facility to be a Level I liability as of June 30, 2019 and December 31, 2018 (See “Note 9—Debt”).

We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2019 based upon the short-term nature of these assets and liabilities.

11.	Revenue

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended June 30,
	2019			2018
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$120,070	$—	$120,070	$118,111	$—	$118,111
Subscription-based	50,078	42,180	92,258	33,023	38,756	71,779
Total recurring revenues	170,148	42,180	212,328	151,134	38,756	189,890
Professional services and other revenues	6,742	5,375	12,117	5,794	5,432	11,226
Total revenues	$176,890	$47,555	$224,445	$156,928	$44,188	$201,116

	Six Months Ended June 30,
	2019			2018
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$229,004	$—	$229,004	$239,264	$—	$239,264
Subscription-based	91,104	84,241	175,345	65,608	75,866	141,474
Total recurring revenues	320,108	84,241	404,349	304,872	75,866	380,738
Professional services and other revenues	9,487	10,275	19,762	8,044	10,345	18,389
Total revenues	$329,595	$94,516	$424,111	$312,916	$86,211	$399,127

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fidelity	15%	16%	15%	16%

Fidelity accounted for 19% and 20% of Envestnet Wealth Solutions revenues for the three and six months ended June 30, 2019, respectively. Fidelity accounted for 21% and 21% of Envestnet Wealth Solutions revenues for the three and six months ended June 30, 2018, respectively.

No single customer amounts for Envestnet Data & Analytics exceeded 10% of the segment total for any period presented.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	$217,462	$193,237	$409,581	$381,552
International (1)	6,983	7,879	14,530	17,575
Total	$224,445	$201,116	$424,111	$399,127

(1)	No foreign country accounted for more than 10% of the Company's total revenues.

Remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019:

Years ending December 31,
Remainder of 2019	$122,303
2020	171,252
2021	106,389
2022	70,046
2023	32,354
Thereafter	41,237
Total	$543,581

Only fixed consideration from significant contracts with customers is included in the amounts presented above.

The Company has applied the practical expedients and exemption and therefore does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed; and (iii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligations or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

Contract balances

Total deferred revenue as of June 30, 2019 increased by $13,362, which is primarily the result of the PIEtech and PortfolioCenter acquisitions and an increase in deferred revenue related to subscription-based services during the six months ended June 30, 2019, the majority of which will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $6,865 and $5,737 for the three months ended June 30, 2019 and 2018, respectively. The amount of revenue recognized that was included in the opening deferred revenue balance was $16,588 and $13,253 for the six months ended June 30, 2019 and 2018, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred sales incentive compensation

Deferred sales incentive compensation was $9,598 and $7,014 as of June 30, 2019 and December 31, 2018, respectively. Amortization expense for the deferred sales incentive compensation was $753 and $536 for the three months ended June 30, 2019, and 2018, respectively. Amortization expense for the deferred sales incentive compensation was $1,404 and $1,018 for the six months ended June 30, 2019, and 2018, respectively. No significant impairment loss for capitalized costs was recorded during the period.

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

12.	Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Asset-based	$60,293	$56,748	$114,135	$114,320
Subscription-based	6,697	6,213	14,374	11,439
Professional services and other	5,090	4,666	5,216	4,802
Total	$72,080	$67,627	$133,725	$130,561

13.	Stock-Based Compensation

The Company has stock options and restricted stock units outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the 2019 Equity Plan.

As a result of the PIEtech Acquisition (See “Note 3—Business Acquisitions”), the Company adopted the 2019 Equity Plan in order to make inducement grants to certain PIEtech employees who will join Envestnet | MoneyGuide. Envestnet agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech Acquisition, up to 301,469 shares of Envestnet common stock in the form of RSUs and PSUs pursuant to the 2019 Equity Plan. The RSUs vest over time and the PSUs vest upon the achievement of meeting certain performance conditions as well as a subsequent service condition. The Company is recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company estimates the expected vesting amount and recognizes compensation expense only for those awards expected to vest. This estimate is reassessed by management each reporting period and may change based upon new facts and circumstances. Changes in the assumptions impact the total amount of expense and are recognized over the vesting period.

As of June 30, 2019, the maximum number of common shares available for future issuance under the Company’s plans is 2,233,604.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation expense	$13,434	$10,476	$26,298	$18,971
Tax effect on stock-based compensation expense	(3,504)	(2,650)	(6,859)	(4,800)
Net effect on income	$9,930	$7,826	$19,439	$14,171

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 26.1% for the three and six months ended June 30, 2019. The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.3% for the three and six months ended June 30, 2018.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Grant date fair value of options	$—	$—	$21.55	$—
Volatility	—%	—%	40.0%	—%
Risk-free interest rate	—%	—%	2.5%	—%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	—	—	6.5	—

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2018	1,887,969	$20.05	3.4	$56,046
Granted	81,807	49.02
Exercised	(200,326)	16.91
Forfeited	(1,100)	31.70
Outstanding as of March 31, 2019	1,768,350	21.74	3.5	77,197
Granted	—	—
Exercised	(114,109)	13.36
Forfeited	—	—
Outstanding as of June 30, 2019	1,654,241	22.31	3.4	76,187
Options exercisable	1,550,570	$20.80	3.1	$73,764

Exercise prices of stock options outstanding as of June 30, 2019 range from $7.15 to $55.29. At June 30, 2019, there was $1,806 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.3 years.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Restricted Stock Units and Restricted Stock Awards

Periodically, the Company grants restricted stock unit awards and performance stock units and awards to employees. Performance-based restricted unit awards vest upon the achievement of certain pre-established business and financial metrics as well as service condition. The business and financial metrics governing the vesting of these performance-based restricted stock unit awards provide thresholds that dictate the number of shares to vest upon each evaluation date, which range from 50% to 150%. If these metrics are achieved, as defined in the individual grant terms, these shares would cliff vest 3 years from the grant date.

The following is a summary of the activity for unvested restricted stock units and performance stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2018	1,461,468	$46.59	124,320	$44.64
Granted	872,104	60.94	68,510	64.32
Vested	(479,479)	45.98	—	—
Forfeited	(20,830)	48.31	(4,036)	61.27
Outstanding as of March 31, 2019	1,833,263	53.67	188,794	51.42
Granted	48,032	68.50	123,812	73.60
Vested	(114,056)	47.94	(68,334)	31.03
Forfeited	(22,074)	56.55	—	—
Outstanding as of June 30, 2019	1,745,165	$54.40	244,272	$67.78

At June 30, 2019, there was $82,846 of unrecognized stock-based compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.2 years. At June 30, 2019, there was $17,371 of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.7 years.

14.	Income Taxes

The following table includes the Company’s loss before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Loss before income tax provision (benefit)	$(27,769)	$(5,425)	$(42,269)	$(11,417)
Income tax provision (benefit)	(28,382)	566	(24,614)	(13,428)
Effective tax rate	102.2%	(10.4)%	58.2%	117.6%

For the three and six months ended June 30, 2019, the Company's effective tax rate differed from the statutory rate primarily due to the release of the Company's valuation allowance of $21,907 primarily as a result of additional deferred tax liabilities recorded from the PIEtech Acquisition, the windfall from share-based compensation, federal and state research and development credits, and additional accruals for uncertain tax positions.

For the three months ended June 30, 2018, the Company's effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company had placed on all US deferreds with the exception of indefinite lived intangibles, additional accruals for uncertain tax positions, the impact of clarifying Base Erosion and Anti Abuse (“BEAT”) tax positions, as well as differences between the foreign tax rates and statutory US tax rate.

For the six months ended June 30, 2018, the Company's effective tax rate differed from the statutory rate primarily due to the release of the Company’s valuation allowance as a result of additional deferred tax liabilities recorded with the

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

acquisition of FolioDynamix, additional accruals for uncertain tax positions as well as differences between the foreign tax rates and statutory US tax rate.

In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into United States law. Beginning in 2018, the Tax Act includes the global intangible low-taxed income (“GILTI”) and BEAT provisions. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provision requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects to fully offset any GILTI income with Net Operating Losses (“NOLs”). The Company has reevaluated the entity classification of certain of its Controlled Foreign Corporations (“CFCs”); and as such, has changed the classification of its Indian entities to a flow-through status. As a result, the Company does not currently expect to be subject to BEAT. Additionally, the two Indian entities are no longer subject to GILTI.

The Company's total gross liability for unrecognized tax benefits, exclusive of interest and penalties, was $18,102 and $15,628 at June 30, 2019 and December 31, 2018, respectively. Of this amount, a portion of the unrecognized tax benefits was recorded as a reduction of deferred tax assets instead of a non-current liability. The portion of the unrecognized tax benefits, exclusive of interest and penalties, recorded as a non-current liability is $6,411 and $4,429 at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, the amount of unrecognized tax benefits, including interest and penalties, that would benefit the Company’s effective tax rate, if recognized, was $12,116. At this time, the Company estimates that the liability for unrecognized tax benefits could decrease in the next twelve months as it is anticipated that reviews by tax authorities will be completed.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. Income tax expense includes $898 and $548 of potential interest and penalties related to unrecognized tax benefits for the six months ended June 30, 2019 and 2018, respectively. The Company had accrued interest and penalties of $6,924 and $5,977 as of June 30, 2019 and December 31, 2018, respectively.

15.	Net Income (Loss) Per Share

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
 The Company accounts for the effect of its convertible notes (See “Note 9—Debt”) on diluted earnings per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes due 2019 and Convertible Notes due 2023 will have no effect on diluted earnings per share until the Company’s stock price exceeds the conversion price of $62.88 and $68.31 per share and certain other criteria are met, respectively, or if the trading price of the convertible notes meets certain criteria. In the period of conversion, the convertible notes will have no impact on diluted earnings if they are settled in cash and will have an impact on dilutive earnings per share if they are settled in shares upon conversion.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic income (loss) per share calculation:
Net loss attributable to Envestnet, Inc.	$893	$(5,526)	$(17,292)	$2,578

Basic number of weighted-average shares outstanding	50,870,296	45,247,331	49,526,774	44,963,735
Basic net income (loss) per share	$0.02	$(0.12)	$(0.35)	$0.06

Diluted income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$893	$(5,526)	$(17,292)	$2,578

Basic number of weighted-average shares outstanding	50,870,296	45,247,331	49,526,774	44,963,735
Effect of dilutive shares:
Options to purchase common stock	1,164,246	—	—	1,360,300
Unvested restricted stock units	662,853	—	—	832,170
Convertible notes	261,075	—	—	—
Warrants	24,218	—	—	—
Diluted number of weighted-average shares outstanding	52,982,688	45,247,331	49,526,774	47,156,205
Diluted net income (loss) per share	$0.02	$(0.12)	$(0.35)	$0.05

Securities that were anti-dilutive and therefore excluded from the computation of diluted loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Options to purchase common stock	—	2,077,874	1,654,241	9,045
Unvested restricted stock awards and units	—	1,880,744	1,989,437	—
Warrants	—	—	470,000	—
Convertible Notes	—	7,793,826	7,793,826	7,793,826
Total	—	11,752,444	11,907,504	7,802,871

16.	Commitments and Contingencies

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Legal Proceedings

The Company and its subsidiary, Yodlee, Inc. (“Yodlee”), have been named as defendants in a lawsuit filed on July 17, 2019, by FinancialApps, LLC (“FinancialApps”) in the United States District Court for the District of Delaware. The case caption is FinancialApps, LLC v. Envestnet Inc., et al., No. 19-cv-1337 (D. Del.). FinancialApps alleges that, after entering into a 2017 services agreement with Yodlee, Envestnet and Yodlee breached the agreement and misappropriated proprietary information to develop competing credit risk assessment software. The complaint includes claims for, among other things, misappropriation of trade secrets, fraud, tortious interference with prospective business opportunities, unfair competition, copyright infringement and breach of contract. FinancialApps is seeking significant monetary damages and various equitable and injunctive relief. An unopposed scheduling motion is pending which, if granted, would require Envestnet and Yodlee to file their responsive pleadings, including counterclaims, by September 17, 2019.  The Company believes the allegations in the complaint are without merit and intends to defend the action vigorously.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2019. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of June 30, 2019 and December 31, 2018, the Company estimated a sales and use tax liability of $10,989 and $8,643, respectively, related to revenues in multiple jurisdictions. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. The Company also estimated a sales and use tax receivable of $5,139 and $5,246, respectively, related to the estimated recoverability of amounts due from customers. This amount is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. Additional future information obtained from the applicable jurisdictions may affect the Company's estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

17.	Leases

On January 1, 2019, the Company adopted ASU 2016-02 and all subsequent ASUs that modified Topic 842 (“ASC 842”) using the effective date transition method. We elected the available package of practical expedients. The Company has elected to apply the short-term lease exemption to all of its classes of underlying assets.
The standard had a material impact on the Company's condensed consolidated balance sheets, but did not have an impact on the Company's condensed consolidated statements of operations. The most significant impact was the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. Adoption of the standard had no impact to previously reported results.
At inception, the Company determines if an arrangement is a lease. Operating leases are included in ROU assets, current lease liabilities and non-current lease liabilities on our consolidated balance sheets. The Company does not have material finance leases.
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
The Company has operating leases for corporate offices and certain equipment, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 90 days. The Company's leases have remaining lease terms of 1 month to 14 years. For the three and six months ended June 30, 2019, the total operating lease cost was $4,377 and $8,495, respectively. The Company did not have significant sublease income, short-term lease cost, or variable lease cost for the three and six months ended June 30, 2019. As of June 30, 2019, the weighted average remaining lease term was 8.9 years and the weighted average discount rate was 6.3%. Cash paid for amounts included in the measurement of the operating lease liability for the three and six months ended June 30, 2019, was $4,730 and $9,386, respectively.
Future minimum lease payments under non-cancellable leases, as of June 30, 2019, were as follows:

Operating
Leases
Years Ending December 31,
Remainder of 2019	$9,096
2020	17,558
2021	15,975
2022	11,850
2023	10,571
Thereafter	52,862
Total future minimum lease payments	117,912
Less imputed interest	(27,563)
Total operating lease liabilities	$90,349

As of June 30, 2019, the Company has several additional operating leases that have not yet commenced but will commence in 2019 with lease terms of 1 to 3 years.

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

Business segments are generally organized around our business services. Our business segments are:

•Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment expenses include salary and benefits for certain corporate employees and officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges, and other non-recurring and/or non-operationally related expenses. Inter-segment revenues were not material for the three and six months ended June 30, 2019 and 2018.

See “Note 11—Revenue” for detail of revenues by segment.

The following table presents a reconciliation from income (loss) from operations by segment to condensed consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Envestnet Wealth Solutions	$12,379	$16,359	$29,223	$32,220
Envestnet Data & Analytics	(8,960)	(3,296)	(16,888)	(7,705)
Total segment income from operations	3,419	13,063	12,335	24,515
Nonsegment operating expenses	(23,676)	(13,058)	(41,329)	(25,248)
Other expense, net	(7,512)	(5,430)	(13,275)	(10,684)
Consolidated loss before income tax provision (benefit)	(27,769)	(5,425)	(42,269)	(11,417)
Income tax provision (benefit)	(28,382)	566	(24,614)	(13,428)
Consolidated net income (loss)	613	(5,991)	(17,655)	2,011
Add: Net loss attributable to non-controlling interest	280	465	363	567
Consolidated net income (loss) attributable to Envestnet, Inc.	$893	$(5,526)	$(17,292)	$2,578

Segment assets consist of cash, accounts receivable, prepaid expenses and other current assets, property and equipment, net, internally developed software, net, goodwill, and intangible assets, net, and other non-current assets. Segment capital expenditures consist of property and equipment and internally developed software expenditures.

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	June 30,	December 31,
	2019	2018
Segment assets:
Envestnet Wealth Solutions	$1,279,408	$810,971
Envestnet Data & Analytics	532,932	502,776
Consolidated total assets	$1,812,340	$1,313,747

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Segment depreciation and amortization:
Envestnet Wealth Solutions	$16,376	$11,026	$27,643	$22,499
Envestnet Data & Analytics	10,539	8,159	18,789	16,232
Consolidated depreciation and amortization	$26,915	$19,185	$46,432	$38,731

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Segment capital expenditures:
Envestnet Wealth Solutions	$10,027	$8,344	$20,865	$16,536
Envestnet Data & Analytics	1,939	2,260	3,533	3,655
Consolidated capital expenditures	$11,966	$10,604	$24,398	$20,191

19.	Geographical Information

The following table sets forth property and equipment, net by geographic area:

	June 30,	December 31,
	2019	2018
United States	$45,759	$39,412
India	3,919	3,969
Other	1,338	1,610
Total	$51,016	$44,991

See “Note 11—Revenue” for detail of revenues by geographic area.

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

This quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

•	difficulty in sustaining rapid revenue growth, which may place significant demands on our administrative, operational and financial resources,

•	our ability to successfully identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies,

•	the possibility that the anticipated benefits of acquisitions will not be realized to the extent or when expected,

•	our ability to successfully execute the conversion of clients’ assets from their technology platform to our technology platforms in a timely and accurate manner,

•	the amount of our debt and our ability to service our debt,

•	the variability of our revenue from period to period,

•
the targeting of some of our sales efforts at large financial institutions and large internet services companies which prolongs sales cycles, requires substantial upfront sales costs and results in less predictability in completing some of our sales,

•	the deployment of our solutions by customers and potential delays and risks inherent in the process,

•	the competitiveness of our solutions and services as compared to those of others,

•	the concentration of our revenues from the delivery of our solutions and services to clients in the financial services industry,

•	our reliance on a limited number of clients for a material portion of our revenue,

•	the impact of fluctuations in market conditions and interest rates on the demand for our products and services and the value of assets under management or administration,

•	changes in investing patterns on the assets on which we derive revenue,

•	the renegotiation of fees by our clients,

•	our ability to introduce new solutions and services,

•	our ability to maintain the security and integrity of our systems and facilities and to maintain the privacy of personal information and potential liabilities for data security breaches,

•	the effect of privacy regulations on how we operate our business,

•	liabilities associated with potential, perceived or actual breaches of fiduciary duties and/or conflicts of interest,

•	failure of our solutions, services or systems, or those of third parties on which we rely, to work properly,

•	failure of our insurance to adequately protect us,

•	our dependence on our senior management team,

•	our ability to recruit and retain qualified employees,

•	regulatory compliance failures,

•	changes in laws and regulations, including tax laws and regulations,

•	adverse judicial or regulatory proceedings against us,

•	the failure to protect our intellectual property rights,

•	potential claims by third parties for infringement or their intellectual property rights,

•	risks associated with our international operations,

•	the impact of fluctuations in interest rates and turmoil in market conditions on our cost of borrowing and access to additional capital,

•	the impact of fluctuations in foreign currency exchange rates,

•	the uncertainty of the application and interpretation of certain tax laws,

•	changes in accounting principles and standards,

•	issuances of additional shares of common stock or issuances of shares of preferred stock or convertible securities on our existing stockholders,

•	general economic conditions, political and regulatory conditions, and

•	management’s response to these factors.

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

You should read this quarterly report on Form 10-Q and the 2018 Form 10-K completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

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

More than 4,100 companies, including 17 of the 20 largest U.S. banks, 43 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIAs”), and hundreds of internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences, and help drive better outcomes for enterprises, advisors and their clients.

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

Recent Events

Acquisition of private company

On January 2, 2019, pursuant to an agreement and plan of merger dated as of January 2, 2019 between Envestnet and a private company, the private company merged into Yodlee Inc., a wholly-owned subsidiary of ours (the “Private Company Acquisition”). The completion of the Private Company Acquisition on January 2, 2019 followed the receipt of all necessary regulatory approvals and third party consents. In connection with the Private Company Acquisition, we incurred estimated consideration of approximately $25,063, inclusive of estimated contingent consideration of $7,580, for all of the outstanding shares of the private company, subject to certain closing and post-closing adjustments.

Through the use of conversational artificial intelligence tools and applications that leverages the latest wave of customer-centric capabilities, we believe that the private company improves the way Financial Service Providers (“FSPs”) can interact with and support their customers. The technology and operations of the private company have been integrated into our Envestnet Data & Analytics segment.

Acquisition of PortfolioCenter business

On April 1, 2019, pursuant to an asset purchase agreement, Tamarac, Inc. (“Tamarac”), a wholly owned subsidiary of Envestnet, acquired certain of the assets, primarily consisting of intangible assets, and the assumption of certain of the liabilities of the PortfolioCenter business from Performance Technologies, Inc. (the “PC Seller”), a wholly owned subsidiary of The Charles Schwab Corporation. The PortfolioCenter Business provides investment advisors and investment advisory service providers with desktop, hosted and outsourced multicustodial software solutions. These solutions provide data-management and performance-measurement tools, as well as customizable accounting, reporting, and billing functions delivered through the commercial software application products known as PortfolioCenter Desktop, PortfolioCenter Hosted, PortfolioServices and Service Bureau.
Tamarac acquired the PortfolioCenter Business to better serve small and mid-size RIA firms. The PortfolioCenter Business has become a part of our Envestnet Wealth Solutions segment.
In connection with the PortfolioCenter Acquisition, Tamarac paid $17,500 in cash and funded the acquisition with available cash resources. The Seller is also entitled to an earn-out payment based on a percentage of the PortfolioCenter Business’ eligible revenue for the twelve-month period beginning April 1, 2020. The discounted amount of the contingent consideration liability is estimated to be $8,300.
Acquisition of PIEtech

On May 1, 2019, we acquired all of the outstanding shares of capital stock of PIEtech, Inc., a Virginia corporation (“PIEtech”). PIEtech empowers financial advisors to use financial planning to efficiently motivate their clients to create, implement and maintain financial plans that best meet their lifetime financial goals. The technology and operations of PIEtech, which now operates as Envestnet | MoneyGuide, has been integrated into our Envestnet Wealth Solutions segment.

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

In connection with the PIEtech Acquisition, we paid net cash consideration of $299,370, subject to the working capital adjustments set forth in the Merger Agreement, and issued 3,184,713 shares of Envestnet common stock, par value $0.005 per share, to the sellers. We funded the PIEtech Acquisition with available cash resources and borrowings under its revolving credit facility.

In connection with the PIEtech Merger, we established a retention bonus pool consisting of approximately $30,000 of cash and restricted stock units to be granted to employees and management of PIEtech as inducement grants. As a result, we adopted the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”) in order to make inducement grants to certain PIEtech employees who will join Envestnet | MoneyGuide. We agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech Merger, up to 301,469 shares of Envestnet common stock in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) pursuant to the 2019 Equity Plan and made cash retention payments of approximately $8,800 to certain legacy PIEtech employees who joined Envestnet | MoneyGuide. As of June 30, 2019, we have issued approximately 62,200 of RSUs and 24,900 of PSUs under the Equity Plan to legacy PIEtech employees. At this time we expect to issue approximately 214,000 of additional RSUs and PSUs and expect to pay approximately $5,300 in cash bonus payments over the next three years in connection with the PIEtech Acquisition.

We also granted membership interests in certain of our equity method investments to two PIEtech executives with an estimated fair market value of $8,900. These membership interests will vest and become exercisable in future periods. As of June 30, 2019, the Company has recorded approximately $1,480 as a component of compensation and benefits in the condensed consolidated statement of operations with a corresponding liability in other non-current liabilities in the condensed consolidated balance sheets.

Segments

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 18—Segment Information” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Our business segments are as follows:

•	Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet Wealth Solutions Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By June 30, 2019, Envestnet’s platform assets grew to approximately $3 trillion in 11.6 million accounts overseen by more than 99,000 advisors.

Services provided to advisors include: financial planning, risk assessment tools, investment strategies and solutions, asset allocation models, research, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi‑custodian performance reporting and communication tools, plus data analytics. We have access to a wide range of leading third‑party asset custodians.
We offer these solutions principally through the following product/services suites:

•
Envestnet | Enterprise provides an end-to-end open architecture wealth management platform through which advisors can construct portfolios for clients. It begins with aggregated household data, which then leads to the creation of a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to over 19,900 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics and digital advice capabilities to customers.

•	Envestnet | Tamarac™ provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management software, principally to high‑end RIAs.

•
Envestnet | MoneyGuide provides leading goals-based financial planning solutions to the financial services industry. The highly adaptable software helps financial advisors add significant value for their clients using best-in-class technology with enhanced integrations to generate financial plans.

•
Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services for advisor-sold retirement plans. Leveraging integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•
Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include nearly 4,500 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as over 1,000 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2018	2018	2018	2019	2019
	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$148,537	$153,862	$150,591	$176,144	$182,143
Assets under Administration (“AUA”)	360,850	388,066	291,934	319,129	330,226
Total AUM/A	509,387	541,928	442,525	495,273	512,369
Subscription	2,167,084	2,297,593	2,314,253	2,546,483	2,835,780
Total Platform Assets	$2,676,471	$2,839,521	$2,756,778	$3,041,756	$3,348,149
Platform Accounts
AUM	759,926	776,705	816,354	874,574	907,034
AUA	1,417,795	1,517,297	1,182,764	1,187,589	1,196,114
Total AUM/A	2,177,721	2,294,002	1,999,118	2,062,163	2,103,148
Subscription	8,042,900	8,185,667	8,865,435	8,909,581	9,492,653
Total Platform Accounts	10,220,621	10,479,669	10,864,553	10,971,744	11,595,801
Advisors
AUM/A	44,900	47,292	40,103	39,035	39,727
Subscription	43,700	45,619	56,237	57,594	59,292
Total Advisors	88,600	92,911	96,340	96,629	99,019

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended June 30, 2019
	As of	Gross		Net	Market	Reclass to	As of
	3/31/2019	Sales	Redemptions	Flows	Impact	Subscription	6/30/2019
	(in millions except account data)
AUM	$176,144	$15,130	$(7,415)	$7,715	$4,846	$(6,562)	$182,143
AUA	319,129	21,203	(17,611)	3,592	7,862	(357)	330,226
Total AUM/A	$495,273	$36,333	$(25,026)	$11,307	$12,708	$(6,919)	$512,369
Fee-Based Accounts	2,062,163			45,714		(4,729)	2,103,148

The above AUM/A gross sales figures include $2.3 billion in new client conversions. We onboarded an additional $169.4 billion in subscription conversions during the three months ended June 30, 2019 bringing total conversions for the second quarter to $171.7 billion.

	Asset Rollforward - Six Months Ended June 30, 2019
	As of	Gross		Net	Market	Reclass to	As of
	12/31/2018	Sales	Redemptions	Flows	Impact	Subscription	6/30/2019
	(in millions, except account data)
AUM	$150,591	$36,818	$(16,570)	$20,248	$17,866	$(6,562)	$182,143
AUA	291,934	49,194	(38,532)	10,662	31,481	(3,851)	330,226
Total AUM/A	$442,525	$86,012	$(55,102)	$30,910	$49,347	$(10,413)	$512,369
Fee-Based Accounts	1,999,118			125,891		(21,861)	2,103,148

The above AUM/A gross sales figures include $22.4 billion in new client conversions. We onboarded an additional $197.0 billion in subscription conversions during the six months ended June 30, 2019 bringing total conversions for the two quarters to $219.4 billion.

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
Over 1,200 financial institutions, financial technology innovators and financial advisory firms, including 15 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for over 24 million paid subscribers.

Envestnet Data & Analytics serves two main customer groups: financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.

•
The Financial Institutions group provides customers with secure access to open APIs, end-user facing applications powered by our platform and APIs (“FinApps”), and reports. Customers receive end user-permissioned transaction data elements that we aggregate and cleanse. Envestnet Data & Analytics also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, credit card, payments and small-medium business solutions. They are targeted at the retail financial, wealth management, small business, credit card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Envestnet Data & Analytic's Expense FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 21,000 sources, including banking, investment, loan and credit card information.

•
The Yodlee Interactive group enables customers to develop new applications and enhance existing solutions. These customers operate in a number of sub-vertical markets, including wealth management, personal financial management, small business accounting, small business lending and authentication. They use the Envestnet Data & Analytics platform to build solutions that leverage our open APIs and provide access to a large end user base. In addition to aggregated transaction-level account data elements, we provide YI customers with secure access to account verification, money movement and risk assessment tools via our APIs. We play a critical role in transferring innovation from financial technology innovators to financial institutions. For example, YI customers use Yodlee applications to provide working capital to small businesses online; personalized financial management, planning and advisory services; e-commerce payment solutions; and online accounting systems for small businesses. We provide access to our solutions across multiple channels, including web, tablet and mobile.

Both FI and YI channels benefit customers by improving end-user satisfaction and retention, accelerating speed to market, creating technology savings and enhancing their data analytics solutions and market research capabilities. End users receive better access to their financial information and have more control over their finances, leading to more informed and personalized decision making. For customers who are members of the developer community, Envestnet Data & Analytics solutions provide access to critical data and payments solutions, faster speed to market and enhanced distribution.
We believe that our brand leadership, innovative technology and intellectual property, large customer base, and unique data gathering and enrichment provide us with competitive advantages that have enabled us to generate strong growth.

•
Envestnet | Analytics provides data analytics, mobile sales solutions, and online educational tools to financial advisors, asset managers and enterprises. These tools empower financial services firms to extract key business insights to run their business better and provide timely and focused support to advisors. Our dashboards deliver segmentation analytics, multi-dimensional benchmarking, and practice pattern analyses that provide critical insights to clients.

Operational Highlights

Asset-based recurring revenues increased 2% from $118,111 in the three months ended June 30, 2018 to $120,070 in the three months ended June 30, 2019. Subscription-based recurring revenues increased 29% from $71,779 in the three months ended June 30, 2018 to $92,258 in the three months ended June 30, 2019. Total revenues, which include professional services and other revenues, increased 12% from $201,116 in the three months ended June 30, 2018 to $224,445 in the three months ended June 30, 2019. The PortfolioCenter Acquisition and the PIEtech Acquisition contributed revenues of $2,017 and $6,632, respectively, to total revenues in the three months ended June 30, 2019. The Envestnet Wealth Solutions segment's total revenues, excluding the PortfolioCenter Acquisition and the PIEtech Acquisition, increased by $11,313 primarily due to the net impact of an increase in asset-based revenues of $1,959 combined with an increase in subscription-based revenues of $9,180. The Envestnet Data & Analytics segment's total revenues increased by $3,367 primarily due to an increase in subscription-based revenue of $3,424.

Asset-based recurring revenues decreased 4% from $239,264 in the six months ended June 30, 2018 to $229,004 in the six months ended June 30, 2019. Subscription-based recurring revenues increased 24% from $141,474 in the six months ended June 30, 2018 to $175,345 in the six months ended June 30, 2019. Total revenues, which include professional services and other revenues, increased 6% from $399,127 in the six months ended June 30, 2018 to $424,111 in the six months ended June 30, 2019. The PortfolioCenter Acquisition and PIEtech Acquisition added revenues of $2,017 and $6,632, respectively, in the six months ended June 30, 2019. The Envestnet Wealth Solutions segment's total revenues excluding the PortfolioCenter Acquisition and the PIEtech Acquisition increased by $8,030 primarily due to the net impact of an increase in subscription-based revenues of $17,621 offset by a decrease in asset-based revenues of $10,260. The Envestnet Data & Analytics segment's total revenues increased by $8,305 primarily due to an increase in subscription-based revenue of $8,375.

Net income attributable to Envestnet, Inc. for the three months ended June 30, 2019 was $893, or $0.02 per diluted share, compared to a net loss attributable to Envestnet, Inc. of $5,526 or $0.12 per diluted share, for the three months ended June 30, 2018. Net loss attributable to Envestnet, Inc. for the six months ended June 30, 2019 was $17,292, or $0.35 per diluted share, compared to net income attributable to Envestnet, Inc. of $2,578 or $0.05 per diluted share for the six months ended June 30, 2018.

Adjusted revenues for the three months ended June 30, 2019 were $227,859, compared to adjusted revenues of $201,178 in the prior year period. Adjusted net revenues, a new non-GAAP metric introduced as of January 1, 2019, were $167,566 for the three months ended June 30, 2019, compared to adjusted net revenues of $144,430 in the prior year period. Adjusted EBITDA for the three months ended June 30, 2019 was $43,211, compared to adjusted EBITDA of $34,759 in the prior year period. Adjusted net income for the three months ended June 30, 2019 was $24,470, or $0.46 per diluted share, compared to adjusted net income of $19,277, or $0.41 per diluted share in the prior year period.

Adjusted revenues for the six months ended June 30, 2019 were $427,531, compared to adjusted revenues of $399,193 in the prior year period. Adjusted net revenues were $313,396 for the six months ended June 30, 2019, compared to adjusted net revenues of $284,873 in the prior year period. Adjusted EBITDA for the six months ended June 30, 2019 was $77,213, compared to adjusted EBITDA of $67,512 in the prior year period. Adjusted net income for the six months ended June 30, 2019 was $43,881, or $0.85 per diluted share, compared to adjusted net income of $36,931, or $0.78 per diluted share in the prior year period.

Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Revenues:
Asset-based	$120,070	$118,111	2%	$229,004	$239,264	(4)%
Subscription-based	92,258	71,779	29%	175,345	141,474	24%
Total recurring revenues	212,328	189,890	12%	404,349	380,738	6%
Professional services and other revenues	12,117	11,226	8%	19,762	18,389	7%
Total revenues	224,445	201,116	12%	424,111	399,127	6%
Operating expenses:
Cost of revenues	72,080	67,627	7%	133,725	130,561	2%
Compensation and benefits	103,286	80,210	29%	190,003	163,750	16%
General and administration	42,421	34,089	24%	82,945	66,818	24%
Depreciation and amortization	26,915	19,185	40%	46,432	38,731	20%
Total operating expenses	244,702	201,111	22%	453,105	399,860	13%
Income (loss) from operations	(20,257)	5	*	(28,994)	(733)	*
Other expense, net	(7,512)	(5,430)	38%	(13,275)	(10,684)	24%
Loss before income tax provision (benefit)	(27,769)	(5,425)	*	(42,269)	(11,417)	*
Income tax provision (benefit)	(28,382)	566	*	(24,614)	(13,428)	83%
Net income (loss)	613	(5,991)	*	(17,655)	2,011	*
Add: Net loss attributable to non-controlling interest	280	465	(40)%	363	567	(36)%
Net income (loss) attributable to Envestnet, Inc.	$893	$(5,526)	*	$(17,292)	$2,578	*
*Not meaningful.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Asset-based recurring revenues

Asset-based recurring revenues increased 2% from $118,111 in the three months ended June 30, 2018 to $120,070 in the three months ended June 30, 2019. The increase was primarily due to an increase in asset values applicable to our current quarterly billing cycle as a result of an upswing in the equity markets relative to the comparable 2018 period. In the second quarter of 2019, revenues were also positively affected by new account growth and positive net flows of AUM/A. The increase was offset by a reclassification of revenues to subscription-based recurring revenues for certain customers. Excluding the acquisitions of PortfolioCenter and PIEtech, asset-based recurring revenues decreased from 59% of total revenue in the three months ended June 30, 2018 to 56% of total revenue in the three months ended June 30, 2019.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from 44,900 as of June 30, 2018 to 39,727 as of June 30, 2019 and the number of AUM/A client accounts decreased from approximately 2,200,000 as of June 30, 2018 to approximately 2,100,000 as of June 30, 2019. The decline in advisors was due to a reclassification to subscription-based pricing models in 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 29% from $71,779 in the three months ended June 30, 2018 to $92,258 in the three months ended June 30, 2019. This increase was primarily due to an increase of $17,055 in the Envestnet Wealth Solutions segment and an increase of $3,424 in the Envestnet Data & Analytics segment.

The increase in the Envestnet Wealth Solutions segment was primarily due to the acquisitions of PortfolioCenter and PIEtech which contributed revenues of $2,014 and $5,861, respectively, to subscription-based recurring revenues in the three months ended June 30, 2019. The remaining increase of $9,180 within the Envestnet Wealth Solutions segment is a result of the addition of new clients and selling additional services to existing clients. The increase was also due to a change in classification of revenues from asset-based recurring revenues for certain customers.

The increase in the Envestnet Data & Analytics segment revenue is primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 8% from $11,226 in the three months ended June 30, 2018 to $12,117 in the three months ended June 30, 2019. The increase was primarily due to an increase of $771 contributed from the PIEtech Acquisition.

Cost of revenues

Cost of revenues increased 7% from $67,627 in the three months ended June 30, 2018 to $72,080 in the three months ended June 30, 2019. The increase was primarily due to an increase in asset-based cost of revenues of $3,545, which are directly correlated with the increase to asset-based recurring revenues during the period. The acquisitions of PortfolioCenter and PIEtech had an immaterial impact to cost of revenues in the three months ended June 30, 2019. As a percentage of total revenues, cost of revenues decreased from 34% in the three months ended June 30, 2018 to 32% in three months ended June 30, 2019.

Compensation and benefits

Compensation and benefits increased 29% from $80,210 in the three months ended June 30, 2018 to $103,286 in three months ended June 30, 2019. The increase was primarily due to increases in incentive compensation of $7,875, salaries, benefits and related payroll taxes of $7,803, non-cash compensation expense of $5,290 and severance expense of $2,231. Included in the increase in incentive compensation is approximately $8,800 in retention bonuses paid in connection with the PIEtech Acquisition. The acquisitions of PortfolioCenter and PIEtech contributed compensation and benefit expenses of $1,253 and $4,403, respectively, to total compensation and benefits expense in the three months ended June 30, 2019. As a percentage of total revenues, compensation and benefits increased from 40% in the three months ended June 30, 2018 to 46% in the three months ended June 30, 2019. The increase as a percentage of revenue was primarily a result of retention bonuses paid in connection with the PIEtech Acquisition.

General and administration

General and administration expenses increased 24% from $34,089 in the three months ended June 30, 2018 to $42,421 in the three months ended June 30, 2019. The increase was primarily due to increases in rent expense of $2,126, legal fees of $1,781, systems development expense of $1,121 and communications and research expense of $966. The acquisitions of PortfolioCenter and PIEtech contributed general and administration expenses of $1,768 and $1,050, respectively, to general and administrative expense in the three months ended June 30, 2019. As a percentage of total revenues, general and administration expenses increased from 17% in the three months ended June 30, 2018 to 19% in the three months ended June 30, 2019.

Depreciation and amortization

Depreciation and amortization expense increased 40% from $19,185 in the three months ended June 30, 2018 to $26,915 in the three months ended June 30, 2019. The increase was primarily due to an increase in internally developed software amortization expense of $1,264 and an increase in intangible asset amortization expense of $3,635, primarily a result of additional intangible assets from the acquisitions of PortfolioCenter and PIEtech. As a percentage of total revenues, depreciation and amortization expense increased from 10% in the three months ended June 30, 2018 to 12% in the three months ended June 30, 2019.

 Income tax provision (benefit)

	Three Months Ended
	June 30,
	2019	2018
Loss before income tax provision (benefit)	$(27,769)	$(5,425)
Income tax provision (benefit)	(28,382)	566
Effective tax rate	102.2%	(10.4)%

For the three months ended June 30, 2019, our effective tax rate differed from the statutory rate primarily due to the release of our valuation allowance of $21,907 primarily as a result of additional deferred tax liabilities recorded with the

PIEtech Acquisition, the windfall from share-based compensation, federal and state research and development (“R&D") credits, and additional accruals for uncertain tax positions.

For the three months ended June 30, 2018, our effective tax rate differed from the statutory rate primarily due to the valuation allowance the Company placed on all US deferreds with the exception of indefinite lived intangibles, the impact of clarifying Base Erosion and Anti Abuse tax positions, additional accruals for uncertain tax positions as well as differences between the foreign tax rates and statutory US tax rate.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Asset-based recurring revenues

Asset-based recurring revenues decreased 4% from $239,264 in the six months ended June 30, 2018 to $229,004 in the six months ended June 30, 2019. The decrease was primarily due to a decrease in asset values applicable to our quarterly billing cycles in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to a downturn in the equity markets during the fourth quarter of 2018. The decrease was also due to a change in the classification of revenues to subscription-based recurring revenues for certain customers, partially offset by the impact of new account growth and positive net flows of AUM/A in the second quarter of 2019. Excluding the acquisitions of PortfolioCenter and PIEtech, asset-based recurring revenues decreased from 60% of total revenue in the six months ended June 30, 2018 to 55% of total revenue in the six months ended June 30, 2019.

     The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from 44,900 as of June 30, 2018 to 39,727 as of June 30, 2019 and the number of AUM/A client accounts decreased from approximately 2,200,000 as of June 30, 2018 to approximately 2,100,000 as of June 30, 2019. The decline was due to reclassifications to subscription-based pricing models in 2018.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 24% from $141,474 in the six months ended June 30, 2018 to $175,345 in the six months ended June 30, 2019. This increase was primarily due to an increase of $25,496 in the Envestnet Wealth Solutions segment and an increase of $8,375 in the Envestnet Data & Analytics segment.

The increase in the Envestnet Wealth Solutions segment was primary due to the acquisitions of PortfolioCenter and PIEtech, which contributed revenues of $2,014 and $5,861, respectively, to subscription-based recurring revenues in the six months ended June 30, 2019. The remaining increase of $17,621 within the Envestnet Wealth Solutions segment is a result of continuing to add clients and selling additional services to existing clients. The increase was also due to a change in classification of revenues from asset-based recurring revenues for certain customers.

The increase in Envestnet Data & Analytics revenue is primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 7% from $18,389 in the six months ended June 30, 2018 to $19,762 in the six months ended June 30, 2019. The increase was primarily due to an increase in revenues from existing customers and an increase of $771 contributed from the PIEtech Acquisition.

Cost of revenues

Cost of revenues increased 2% from $130,561 in the six months ended June 30, 2018 to $133,725 in the six months ended June 30, 2019. The increase was primarily due to an increase in asset-based cost of revenues of $2,859, directly correlated with the increase to asset-based recurring revenues during the period. The acquisitions of PortfolioCenter and PIEtech had an immaterial impact to total cost of revenues in the six months ended June 30, 2019. As a percentage of total revenues, cost of revenues decreased from 33% in the six months ended June 30, 2018 to 32% in six months ended June 30, 2019.

Compensation and benefits

Compensation and benefits increased 16% from $163,750 in the six months ended June 30, 2018 to $190,003 in the six months ended June 30, 2019. The increase was primarily due to increases in salaries, benefits and related payroll taxes of $11,486, non-cash compensation expense of $9,622, incentive compensation expense of $3,535 and severance expense of $1,898. Included in the increase in incentive compensation is approximately $8,800 in retention bonuses paid in connection with the PIEtech Acquisition. The acquisitions of PortfolioCenter and PIEtech contributed compensation and benefit expenses of $1,253 and $4,403, respectively, to total compensation and benefits expense in the six months ended June 30, 2019. As a percentage of total revenues, compensation and benefits increased from 41% in the six months ended June 30, 2018 to 45% in the six months ended June 30, 2019. The increase as a percentage of revenue was primarily a result of the retention bonuses paid in connection with the PIEtech Acquisition.

General and administration

General and administration expenses increased 24% from $66,818 in the six months ended June 30, 2018 to $82,945 in the six months ended June 30, 2019. The increase was primarily due to increases in transaction related expense of $5,575, systems development expense of $2,524, rent expense of $1,952, communications and research expense of $1,389 and legal fees of $1,182. As a percentage of total revenues, general and administration expenses increased from 17% in the six months ended June 30, 2018 to 20% in the six months ended June 30, 2019. The acquisitions of PortfolioCenter and PIEtech contributed general and administration expenses of $1,768 and $1,050, respectively, to general and administrative expense in the six months ended June 30, 2019.

     Depreciation and amortization

Depreciation and amortization expense increased 20% from $38,731 in the six months ended June 30, 2018 to $46,432 in the six months ended June 30, 2019. The increase was primarily due to increases in property and equipment depreciation expense of $1,039, internally developed software amortization expense of $2,212 and an increase in intangible asset amortization expense of $2,228, primarily a result of additional intangible assets from the acquisitions of PortfolioCenter and PIEtech. As a percentage of total revenues, depreciation and amortization expense increased from 10% in the six months ended June 30, 2018 to 11% in the six months ended June 30, 2019.

Income tax provision (benefit)

	Six Months Ended
	June 30,
	2019	2018
Loss before income tax provision (benefit)	$(42,269)	$(11,417)
Income tax benefit	(24,614)	(13,428)
Effective tax rate	58.2%	117.6%

For the six months ended June 30, 2019, our effective tax rate differed from the statutory rate primarily due to the release of our valuation allowance of $21,907 primarily as a result of additional deferred tax liabilities recorded with the PIEtech Acquisition, the windfall from share-based compensation, federal and state R&D credits, and additional accruals for uncertain tax positions.

For the six months ended June 30, 2018, our effective tax rate differed from the statutory rate primarily due to the partial release of our valuation allowance as a result of additional deferred tax liabilities recorded with the acquisition of FolioDynamix, additional accruals for uncertain tax positions as well as differences between the foreign tax rates and statutory US tax rate.

Segment Results

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 18—Segment Information” to the condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet Data & Analytics – a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The following table reconciles income (loss) from operations by segment to net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Envestnet Wealth Solutions	$12,379	$16,359	$29,223	$32,220
Envestnet Data & Analytics	(8,960)	(3,296)	(16,888)	(7,705)
Total segment income from operations	3,419	13,063	12,335	24,515
Nonsegment operating expenses	(23,676)	(13,058)	(41,329)	(25,248)
Other expense, net	(7,512)	(5,430)	(13,275)	(10,684)
Consolidated loss before income tax provision (benefit)	(27,769)	(5,425)	(42,269)	(11,417)
Income tax provision (benefit)	(28,382)	566	(24,614)	(13,428)
Consolidated net income (loss)	613	(5,991)	(17,655)	2,011
Add: Net loss attributable to non-controlling interest	280	465	363	567
Consolidated net income (loss) attributable to Envestnet, Inc.	$893	$(5,526)	$(17,292)	$2,578

Envestnet Wealth Solutions Segment

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Revenues:
Asset-based	$120,070	$118,111	2%	$229,004	$239,264	(4)%
Subscription-based	50,078	33,023	52%	91,104	65,608	39%
Total recurring revenues	170,148	151,134	13%	320,108	304,872	5%
Professional services and other revenues	6,742	5,794	16%	9,487	8,044	18%
Total revenues	176,890	156,928	13%	329,595	312,916	5%
Operating expenses:
Cost of revenues	66,250	62,914	5%	122,105	121,937	—%
Compensation and benefits	56,219	48,026	17%	104,774	99,937	5%
General and administration	25,666	18,603	38%	45,850	36,323	26%
Depreciation and amortization	16,376	11,026	49%	27,643	22,499	23%
Total operating expenses	164,511	140,569	17%	300,372	280,696	7%
Income from operations	$12,379	$16,359	(24)%	$29,223	$32,220	(9)%

Three months ended June 30, 2019 compared to three months ended June 30, 2018 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 2% from $118,111 in the three months ended June 30, 2018 to $120,070 in the three months ended June 30, 2019. The increase was primarily due to an increase in asset values applicable to our current quarterly billing cycle as a result of an upswing in the equity markets relative to the comparable 2018 period. In the second quarter of 2019, revenues were also positively affected by new account growth and positive net flows of AUM/A.

Excluding the revenue impact from the acquisitions of PortfolioCenter and PIEtech, asset-based recurring revenue decreased from 75% of total revenue in the three months ended June 30, 2018 to 71% in three months ended June 30, 2019.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from 44,900 as of June 30, 2018 to 39,727 as of June 30, 2019 and the number of AUM/A client accounts decreased from approximately 2,200,000 as of June 30, 2018 to approximately 2,100,000 as of June 30, 2019. The decline in advisors was due to a reclassification to subscription-based pricing models in 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 52% from $33,023 in the three months ended June 30, 2018 to $50,078 in the three months ended June 30, 2019.

The acquisitions of PortfolioCenter and PIEtech contributed revenues of $2,014 and $5,861, respectively, to subscription-based recurring revenues in the three months ended June 30, 2019. Excluding these revenues, the remaining increase of $9,180 is a result of continuing to add new clients, selling additional services to existing clients, and a change in classification of revenues from asset-based recurring revenues for certain customers.

Professional services and other revenues

Professional services and other revenues increased 16% from $5,794 in the three months ended June 30, 2018 to $6,742 in the three months ended June 30, 2019. The increase was primarily due to an increase of $771 contributed from the PIEtech Acquisition.

Cost of revenues

Cost of revenues increased 5% from $62,914 in the three months ended June 30, 2018 to $66,250 in the three months ended June 30, 2019, primarily as a result of an increase in asset-based cost of revenues. The acquisitions of PortfolioCenter and PIEtech had an immaterial impact to total cost of revenues in the three months ended June 30, 2019. As a percentage of total revenues, cost of revenues decreased from 40% in the three months ended June 30, 2018 to 37% in the three months ended June 30, 2019, due to the relative increase in subscription-based revenues, which generally carries a lower cost of revenue than asset-based revenues.

Compensation and benefits

Compensation and benefits increased 17% from $48,026 in the three months ended June 30, 2018 to $56,219 in the three months ended June 30, 2019. This increase is primarily due to an increase in salaries, benefits and related payroll taxes of $3,928 and an increase in non-cash compensation expense of $4,269. The acquisitions of PortfolioCenter and PIEtech contributed compensation and benefit expenses of $1,253 and $4,403, respectively, to total compensation and benefits expense in the three months ended June 30, 2019. As a percentage of total revenues, compensation and benefits increased from 31% in the three months ended June 30, 2018 to 32% in the three months ended June 30, 2019.

General and administration

General and administration expenses increased 38% from $18,603 in the three months ended June 30, 2018 to $25,666 in the three months ended June 30, 2019. The increase was primarily due to increases in rent expense of $2,077, legal fees of $1,481 and systems development expense of $1,117. The acquisitions of PortfolioCenter and PIEtech contributed general and administration expenses of $1,768 and $1,050, respectively, to total general and administration expense in the three months ended June 30, 2019. As a percentage of total revenues, general and administration expenses increased from 12% in the three months ended June 30, 2018 to 15% in the three months ended June 30, 2019. The increase in general and administration expenses as a percentage of revenues is primarily due to higher growth in general and administration expenses compared to lower growth in revenues.

Depreciation and amortization

Depreciation and amortization expense increased 49% from $11,026 in the three months ended June 30, 2018 to $16,376 in the three months ended June 30, 2019. The increase was primarily due to an increase in internally developed software amortization expense of $1,266 and an increase in intangible asset amortization expense of $3,729, primarily a result of additional intangible assets related to the acquisitions of PortfolioCenter and PIEtech. As a percentage of revenues, depreciation and amortization expense increased from 7% in the three months ended June 30, 2018 to 9% in the three months ended June 30, 2019.

Six months ended June 30, 2019 compared to six months ended June 30, 2018 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues decreased 4% from $239,264 in the six months ended June 30, 2018 to $229,004 in the six months ended June 30, 2019. The decrease was primarily due to a decrease in asset values applicable to our quarterly billing cycles in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to a downturn in the equity markets during the fourth quarter of 2018. The decrease was also due to a change in classification of revenues to subscription-based recurring revenues for certain customers, partially offset by the impact of new account growth and positive net flows of AUM/A in the second quarter of 2019.

Excluding the revenues contributed by the acquisitions of PortfolioCenter and PIEtech, asset-based recurring revenue decreased from 76% of total revenue in the six months ended June 30, 2018 to 71% of total revenue in the six months ended June 30, 2019.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from 44,900 as of June 30, 2018 to 39,727 as of June 30, 2019 and the number of AUM/A client accounts decreased from approximately 2,200,000 as of June 30, 2018 to approximately 2,100,000 as of June 30, 2019. The decline in advisors was due to a reclassification to subscription-based pricing models in 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 39% from $65,608 in the six months ended June 30, 2018 to $91,104 in the six months ended June 30, 2019.

The acquisitions of PortfolioCenter and PIEtech contributed revenues of $2,014 and $5,861, respectively, to subscription-based recurring revenues in the three months ended June 30, 2019. The remaining increase of $17,621 is a result of continuing to add new clients, selling additional services to existing clients, and a change in classification of revenues from asset-based recurring revenues for certain customers.

Professional services and other revenues

Professional services and other revenues increased 18% from $8,044 in the six months ended June 30, 2018 to $9,487 in the six months ended June 30, 2019. The increase was primarily due to an increase in revenues from existing customers and an increase of $771 contributed from the PIEtech Acquisition.

Cost of revenues

Cost of revenues remained consistent from $121,937 in the six months ended June 30, 2018 to $122,105 in the six months ended June 30, 2019. The acquisitions of PortfolioCenter and PIEtech had an immaterial impact to total cost of revenues in the six months ended June 30, 2019. As a percentage of total revenues, cost of revenues decreased from 39% in the six months ended June 30, 2018 to 37% in the six months ended June 30, 2019.

 Compensation and benefits

Compensation and benefits increased 5% from $99,937 in the six months ended June 30, 2018 to $104,774 in the six months ended June 30, 2019. The increase is primarily due to increases in salaries, benefits and related payroll taxes of $3,951 and non-cash compensation expense of $5,876, partially offset by decreases in incentive compensation expense of $1,738 and severance expense of $2,310. The acquisitions of PortfolioCenter and PIEtech contributed compensation and benefit expenses of $1,253 and $4,403, respectively, to compensation and benefits expense in the six months ended June 30, 2019. As a percentage of total revenues, compensation and benefits remained consistent at 32% in the six months ended June 30, 2018 and 2019.

 General and administration

General and administration expenses increased 26% from $36,323 in the six months ended June 30, 2018 to $45,850 in the six months ended June 30, 2019. The increase was primarily due to increases in rent expense of $1,866, systems development expense of $1,798, communications and research expense of $1,459, legal fees of $1,209, transaction related expense of $813 and travel and entertainment expense of $757. The acquisitions of PortfolioCenter and PIEtech contributed general and administrative expenses of $1,768 and $1,050, respectively, to total general and administrative expense in the six months ended June 30, 2019. As a percentage of total revenues, general and administration expenses increased from 12% in the six months ended June 30, 2018 to 14% in the six months ended June 30, 2019.

Depreciation and amortization

Depreciation and amortization expense increased 23% from $22,499 in the six months ended June 30, 2018 to $27,643 in the six months ended June 30, 2019. The increase was primarily due to an increase in internally developed software amortization expense of $2,212 and an increase in intangible asset amortization expense of $2,337, primarily a result of additional intangible assets related to the acquisitions PortfolioCenter Acquisition and the PIEtech Acquisition. As a percentage of revenues, depreciation and amortization expense increased from 7% in the six months ended June 30, 2018 to 8% in the six months ended June 30, 2019.

Envestnet Data & Analytics Segment

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Revenues:
Subscription-based	$42,180	$38,756	9%	$84,241	$75,866	11%
Professional services and other revenues	5,375	5,432	(1)%	10,275	10,345	(1)%
Total revenues	47,555	44,188	8%	94,516	86,211	10%
Operating expenses:
Cost of revenues	5,830	4,713	24%	11,620	8,624	35%
Compensation and benefits	31,593	25,848	22%	62,957	52,006	21%
General and administration	8,553	8,764	(2)%	18,038	17,054	6%
Depreciation and amortization	10,539	8,159	29%	18,789	16,232	16%
Total operating expenses	56,515	47,484	19%	111,404	93,916	19%
Loss from operations	$(8,960)	$(3,296)	172%	$(16,888)	$(7,705)	119%

Three Months Ended June 30, 2019 compared to three months ended June 30, 2018 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 9% from $38,756 in the three months ended June 30, 2018 to $42,180 in the three months ended June 30, 2019, primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues remained consistent from $5,432 in the three months ended June 30, 2018 to $5,375 in the three months ended June 30, 2019.

Cost of revenues

Cost of revenues increased 24% from $4,713 in the three months ended June 30, 2018 to $5,830 in the three months ended June 30, 2019, primarily due to an increase in subscription-based recurring revenues. As a percentage of total revenues, cost of revenues increased from 11% in the three months ended June 30, 2018 to 12% in the three months ended June 30, 2019.

Compensation and benefits

Compensation and benefits increased 22% from $25,848 in the three months ended June 30, 2018 to $31,593 in the three months ended June 30, 2019, primarily due to an increase in salaries, benefits and related payroll taxes of $3,499 as a result of increased headcount to support organic growth, an increase in non-cash compensation expense of $843 and severance expense of $2,449 partially offset by a decrease in incentive compensation expense of $1,046. As a percentage of total revenues, compensation and benefits increased from 58% in the three months ended June 30, 2018 to 66% in the three months ended June 30, 2019. The increase in compensation and benefits as a percentage of total revenues is primarily due to increased severance expense as well as higher growth in compensation and benefits expense compared to lower growth in revenue.

General and administration

General and administration expenses decreased 2% from $8,764 in the three months ended June 30, 2018 to $8,553 in the three months ended June 30, 2019, primarily due to a decrease in transaction related expense of $599, partially offset by an increase of $212 in legal fees. As a percentage of total revenues, general and administration expenses decreased from 20% to 18% for the three months ended June 30, 2018 and 2019.

Depreciation and amortization

Depreciation and amortization expense increased 29% from $8,159 in the three months ended June 30, 2018 to $10,539 in the three months ended June 30, 2019, primarily due to an increase in depreciation of property and equipment of
$2,224 resulting from a purchase price accounting adjustment. As a percentage of total revenues, depreciation and amortization expense increased from 18% in the three months ended June 30, 2018 to 22% in the three months ended June 30, 2019.

Six months ended June 30, 2019 compared to six months ended June 30, 2018 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 11% from $75,866 in the six months ended June 30, 2018 to $84,241 in the six months ended June 30, 2019, primarily due to broad increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues remained consistent from $10,345 in the six months ended June 30, 2018 to $10,275 in the six months ended June 30, 2019.

Cost of revenues

Cost of revenues increased 35% from $8,624 in the six months ended June 30, 2018 to $11,620 in the six months ended June 30, 2019, primarily due to an increase in subscription-based recurring revenues. As a percentage of total revenues, cost of revenues increased from 10% in the six months ended June 30, 2018 to 12% in the six months ended June 30, 2019.

Compensation and benefits

Compensation and benefits increased 21% from $52,006 in the six months ended June 30, 2018 to $62,957 in the six months ended June 30, 2019, primarily due to an increase in salaries, benefits and related payroll taxes of $6,984 as a result of increased headcount to support organic growth, an increase in non-cash compensation expense of $2,555 and severance expense of $4,113 partially offset by a decrease in incentive compensation expense of $3,060. As a percentage of total revenues, compensation and benefits increased from 60% in the six months ended June 30, 2018 to 67% in the six months ended June 30, 2019. The increase in compensation and benefits as a percentage of total revenues is primarily due to increased severance expense as well as higher growth in compensation and benefits expense compared to lower growth in revenue.

General and administration

General and administration expenses increased 6% from $17,054 in the six months ended June 30, 2018 to $18,038 in the six months ended June 30, 2019, primarily due to increases in travel and entertainment expense of $233, website development expense of $272 and other miscellaneous increases, partially offset by a decrease in communications and research expense of $319. As a percentage of total revenues, general and administration expenses decreased from 20% to 19% for the six months ended June 30, 2018 and 2019.

Depreciation and amortization

Depreciation and amortization expense increased 16% from $16,232 in the six months ended June 30, 2018 to $18,789 in the six months ended June 30, 2019, primarily due to an increase in depreciation of property and equipment of

$2,224 resulting from a purchase price accounting adjustment. As a percentage of total revenues, depreciation and amortization expense increased from 19% in the six months ended June 30, 2018 to 20% in the six months ended June 30, 2019.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$15,474	$6,336	144%	$22,272	$11,807	89%
General and administration	8,202	6,722	22%	19,057	13,441	42%
Nonsegment operating expenses	$23,676	$13,058	81%	$41,329	$25,248	64%

Three Months Ended June 30, 2019 compared to three months ended June 30, 2018 for Nonsegment

Compensation and benefits

Compensation and benefits increased 144% from $6,336 in the three months ended June 30, 2018 to $15,474 in the three months ended June 30, 2019, primarily due to an increase of $8,496 in incentive compensation, primarily a result of approximately $8,800 in retention bonuses paid in connection with the PIEtech Acquisition.

General and administration

General and administration expenses increased 22% from $6,722 in the three months ended June 30, 2018 to $8,202 in the three months ended June 30, 2019, primarily due to an increase in transaction related expenses of $853.

Six months ended June 30, 2019 compared to six months ended June 30, 2018 for Nonsegment

Compensation and benefits

Compensation and benefits increased 89% from $11,807 in the six months ended June 30, 2018 to $22,272 in the six months ended June 30, 2019, primarily due to an increase in incentive compensation of $8,378, primarily a result of approximately $8,800 in retention bonuses paid in connection with the PIEtech Acquisition, and an increase in non-cash based compensation expense of $1,191 and salaries and benefits of $583.

General and administration

General and administration expenses increased 42% from $13,441 in the six months ended June 30, 2018 to $19,057 in the six months ended June 30, 2019, primarily due to an increase in transaction related expense of $4,637, increased website and systems development expense of $454 and other miscellaneous increases.

Non-GAAP Financial Measures

In addition to reporting results according to GAAP, we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues,” “adjusted net revenues,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per share.”

We introduced adjusted net revenues as a non-GAAP financial metric in the first quarter of 2019 to eliminate the effects of asset-based costs of revenue, which is included in both asset-based recurring revenue and cost of revenue in the our condensed consolidated statements of operations. As our business model moves towards a more subscription-based recurring revenue model, excluding this portion of our revenue from certain analysis performed by management improves the usefulness and comparability of such analysis when evaluating the growth and profitability of the overall business, and in comparing segment performance.  While the amounts included in the calculation of adjusted net revenues are disclosed in our condensed consolidated financial statements and footnotes, management believes providing more transparency into this metric is beneficial to investors who wish to evaluate our performance in this fashion.

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

“Adjusted net revenues” represents adjusted revenues less asset-based costs of revenues. Under GAAP, we are required to recognize as revenue certain fees paid to investment managers and other third parties needed for implementation of investment solutions included in our assets under management. Those fees also are required to be recorded as cost of revenues. This non-GAAP metric presents adjusted revenues without such fees included, as they have no impact on our profitability.

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

Our Board of Directors and management use these non-GAAP financial measures:

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

•
Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards we paid net cash of $6,121 and $2,225 for the six months ended June 30, 2019 and 2018, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•
Other companies in our industry may calculate adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues and adjusted net revenues based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Total revenues	$224,445	$201,116	$424,111	$399,127
Deferred revenue fair value adjustment	3,414	62	3,420	66
Adjusted revenues	227,859	201,178	427,531	399,193
Less: Asset-based cost of revenues	(60,293)	(56,748)	(114,135)	(114,320)
Adjusted net revenues	$167,566	$144,430	$313,396	$284,873

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income (loss)	$613	$(5,991)	$(17,655)	$2,011
Add (deduct):
Deferred revenue fair value adjustment	3,414	62	3,420	66
Interest income	(901)	(374)	(2,411)	(784)
Interest expense	8,263	5,992	15,359	11,228
Accretion on contingent consideration and purchase liability	502	95	742	196
Income tax provision (benefit)	(28,382)	566	(24,614)	(13,428)
Depreciation and amortization	26,915	19,185	46,432	38,731
Non-cash compensation expense	14,988	10,476	27,852	18,971
Restructuring charges and transaction costs	13,208	3,345	20,574	5,937
Severance	3,280	1,049	5,760	3,861
Foreign currency	(154)	(339)	(155)	(571)
Non-income tax expense adjustment	908	27	1,118	(101)
Loss allocation from equity method investment	347	151	550	811
Loss attributable to non-controlling interest	210	515	241	584
Adjusted EBITDA	$43,211	$34,759	$77,213	$67,512

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income (loss)	$613	$(5,991)	$(17,655)	$2,011
Income tax provision (benefit) (1)	(28,382)	566	(24,614)	(13,428)
Loss before income tax provision (benefit)	(27,769)	(5,425)	(42,269)	(11,417)
Add (deduct):
Deferred revenue fair value adjustment	3,414	62	3,420	66
Accretion on contingent consideration and purchase liability	502	95	742	196
Non-cash interest expense	4,646	3,032	9,262	4,900
Non-cash compensation expense	14,988	10,476	27,852	18,971
Restructuring charges and transaction costs	13,208	3,345	20,574	5,937
Severance	3,280	1,049	5,760	3,861
Amortization of acquired intangibles and fair value adjustment to property and equipment, net	19,278	13,419	31,806	27,354
Foreign currency	(154)	(339)	(155)	(571)
Non-income tax expense adjustment	908	27	1,118	(101)
Loss allocation from equity method investment	347	151	550	811
Loss attributable to non-controlling interest	210	515	241	584
Adjusted net income before income tax effect	32,858	26,407	58,901	50,591
Income tax effect (2)	(8,388)	(7,130)	(15,020)	(13,660)
Adjusted net income	$24,470	$19,277	$43,881	$36,931

Basic number of weighted-average shares outstanding	50,870,296	45,247,331	49,526,774	44,963,735
Effect of dilutive shares:
Options to purchase common stock	1,164,246	1,325,947	1,185,480	1,360,300
Unvested restricted stock units	662,853	643,319	666,116	832,170
Convertible notes	261,075	—	12,532	—
Warrants	24,218	—	—	—
Diluted number of weighted-average shares outstanding	52,982,688	47,216,597	51,390,902	47,156,205
Adjusted net income per share - diluted	$0.46	$0.41	$0.85	$0.78

(1)
For the three months ended June 30, 2019 and 2018, the effective tax rate computed in accordance with GAAP equaled 102.2% and (10.4)%, respectively. For the six months ended June 30, 2019 and 2018, the effective tax rate computed in accordance with GAAP equaled 58.2% and 117.6%, respectively.

(2)	Estimated normalized effective tax rates of 25.5% and 27.0% have been used to compute adjusted net income for the three and six months ended June 30, 2019 and 2018, respectively.

Note on Income Taxes: As of December 31, 2018 we had net operating loss carryforwards of approximately $267,000 and $153,000 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$176,890	$47,555	$—	$224,445
Deferred revenue fair value adjustment	3,414	—	—	3,414
Adjusted revenues	180,304	47,555	—	227,859
Less: Asset-based cost of revenues	(60,293)	—	—	(60,293)
Adjusted net revenues	$120,011	$47,555	$—	$167,566

Income (loss) from operations	$12,379	$(8,960)	$(23,676)	$(20,257)
Add:
Deferred revenue fair value adjustment	3,414	—	—	3,414
Accretion on contingent consideration and purchase liability	502	—	—	502
Depreciation and amortization	16,376	10,539	—	26,915
Non-cash compensation expense	8,592	3,767	2,629	14,988
Restructuring charges and transaction costs	794	(196)	12,610	13,208
Non-income tax expense adjustment	908	—	—	908
Severance	818	2,448	14	3,280
Other	43	—	—	43
Loss attributable to non-controlling interest	210	—	—	210
Adjusted EBITDA	$44,036	$7,598	$(8,423)	$43,211

	Three Months Ended June 30, 2018
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$156,928	$44,188	$—	$201,116
Deferred revenue fair value adjustment	60	2	—	62
Adjusted revenues	156,988	44,190	—	201,178
Less: Asset-based cost of revenues	(56,748)	—	—	(56,748)
Adjusted net revenues	$100,240	$44,190	$—	$144,430

Income (loss) from operations	$16,359	$(3,296)	$(13,058)	$5
Add:
Deferred revenue fair value adjustment	60	2	—	62
Accretion on contingent consideration and purchase liability	95	—	—	95
Depreciation and amortization	11,026	8,159	—	19,185
Non-cash compensation expense	5,080	2,936	2,460	10,476
Restructuring charges and transaction costs	188	403	2,754	3,345
Non-income tax expense adjustment	27	—	—	27
Severance	1,049	—	—	1,049
Loss attributable to non-controlling interest	515		—	515
Adjusted EBITDA	$34,399	$8,204	$(7,844)	$34,759

	Six months ended June 30, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$329,595	$94,516	$—	$424,111
Deferred revenue fair value adjustment	3,420	—	—	3,420
Adjusted revenues	333,015	94,516	—	427,531
Less: Asset-based cost of revenues	(114,135)	—	—	(114,135)
Adjusted net revenues	$218,880	$94,516	$—	$313,396

Income (loss) from operations	$29,223	$(16,888)	$(41,329)	$(28,994)
Add:
Deferred revenue fair value adjustment	3,420	—	—	3,420
Accretion on contingent consideration and purchase liability	742	—	—	742
Depreciation and amortization	27,643	18,789	—	46,432
Non-cash compensation expense	14,269	7,955	5,628	27,852
Restructuring charges and transaction costs	1,056	769	18,749	20,574
Non-income tax expense adjustment	1,108	10	—	1,118
Severance	1,168	4,496	96	5,760
Other	65	1	2	68
Loss attributable to non-controlling interest	241	—	—	241
Adjusted EBITDA	$78,935	$15,132	$(16,854)	$77,213

	Six Months Ended June 30, 2018
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$312,916	$86,211	$—	$399,127
Deferred revenue fair value adjustment	58	8	—	66
Adjusted revenues	312,974	86,219	—	399,193
Less: Asset-based cost of revenues	(114,320)	—	—	(114,320)
Adjusted net revenues	$198,654	$86,219	$—	$284,873

Income (loss) from operations	$32,220	$(7,705)	$(25,248)	$(733)
Add:
Deferred revenue fair value adjustment	58	8	—	66
Accretion on contingent consideration and purchase liability	196	—	—	196
Depreciation and amortization	22,499	16,232	—	38,731
Non-cash compensation expense	9,134	5,400	4,437	18,971
Restructuring charges and transaction costs	225	603	5,109	5,937
Non-income tax expense adjustment	(101)	—	—	(101)
Severance	3,478	383	—	3,861
Loss attributable to non-controlling interest	584	—	—	584
Adjusted EBITDA	$68,293	$14,921	$(15,702)	$67,512

Liquidity and Capital Resources

As of June 30, 2019, we had total cash and cash equivalents of $77,717 compared to $289,345 as of December 31, 2018. We plan to use existing cash as of June 30, 2019, cash generated in the ongoing operations of our business and amounts available under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities. As of June 30, 2019, we had $205,000 available to borrow under our revolving credit facility, subject to covenant compliance. We funded the May 1, 2019 PIEtech acquisition with a combination of cash on our balance sheet and additional borrowings under our revolving credit facility. As a result of these borrowings, we expect our cash interest payments to increase. Our Convertible Notes due 2019 mature on December 15, 2019. We plan to either use cash on hand or borrow on our revolving credit facility to settle the Convertible Notes due 2019.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$2,391	$40,954
Net cash used in investing activities	(347,969)	(208,536)
Net cash provided by financing activities	133,784	240,299
Effect of exchange rate on changes on cash	166	(572)
Net increase (decrease) in cash, cash equivalents and restricted cash	(211,628)	72,145
Cash, cash equivalents and restricted cash, end of period	78,043	134,260

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2019 was $2,391 compared to net cash provided by operating activities of $40,954 for the same period in 2018. The decrease was primarily due to a net loss of $17,655 in the six months ended June 30, 2019 compared to net income of $2,011 for the same period in 2018, a change in deferred income taxes of $11,898 and a net decrease in the change in operating assets and liabilities of $26,274, partially offset by an increase in non-cash compensation of $8,881, an increase in depreciation and amortization of $7,701 and an increase in non-cash interest expense of $4,266.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $347,969 compared to net cash used in investing activities of $208,536 for the same period in 2018. The change was primarily a result of an increase in cash disbursements for acquisitions of $133,226 and an increase in capitalization of internally developed software of $4,961.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $133,784 compared to net cash provided by financing activities of $240,299 for the same period in 2018. The change was primarily the result of a decrease in proceeds from a May 2018 issuance of convertible notes of $345,000 and reduced borrowings on our revolving credit facility of $20,000, partially offset by a decrease in payments on our revolving credit facility of $246,168.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements in our 2018 Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements and “Note 17—Leases” to the condensed consolidated financial statements in this accompanying Form 10-Q describes the updated accounting policies for right of use assets and operating lease liabilities that were updated as a result of adopting ASC 842. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial

Condition and Results of Operations in Part II, Item 7 of our 2018 Form 10-K and “Note 17—Leases” to the condensed consolidated financial statements in this accompanying Form 10-Q include, but are not limited to, the discussion of estimates used for recognition of revenues, the determination of the period of benefit for deferred sales incentive commissions, purchase accounting, impairment of goodwill and acquired intangible assets and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported.

Commitments and Off-Balance Sheet Arrangements

Purchase Obligations and Indemnifications

We include various types of indemnification and guarantee clauses in certain arrangements. These indemnifications and guarantees may include, but are not limited to, infringement claims related to intellectual property, direct or consequential damages and guarantees to certain service providers and service level requirements with certain customers. The type and amount of any potential indemnification or guarantee varies substantially based on the nature of each arrangement. We have experienced no previous claims and cannot determine the maximum amount of potential future payments, if any, related to these indemnification and guarantee provisions. We believe that it is unlikely that we will have to make material payments under these arrangements and therefore we have not recorded a contingent liability in the condensed consolidated balance sheets.

We enter into unconditional purchase obligations arrangements for certain of our services that we receive in the normal course of business.

Legal Proceedings

The Company and its subsidiary, Yodlee, Inc. (“Yodlee”), have been named as defendants in a lawsuit filed on July 17, 2019, by FinancialApps, LLC (“FinancialApps”) in the United States District Court for the District of Delaware. The case caption is FinancialApps, LLC v. Envestnet Inc., et al., No. 19-cv-1337 (D. Del.). FinancialApps alleges that, after entering into a 2017 services agreement with Yodlee, Envestnet and Yodlee breached the agreement and misappropriated proprietary information to develop competing credit risk assessment software. The complaint includes claims for, among other things, misappropriation of trade secrets, fraud, tortious interference with prospective business opportunities, unfair competition, copyright infringement and breach of contract. FinancialApps is seeking significant monetary damages and various equitable and injunctive relief. An unopposed scheduling motion is pending which, if granted, would require Envestnet and Yodlee to file their responsive pleadings, including counterclaims, by September 17, 2019.  We believe the allegations in the complaint are without merit and intends to defend the action vigorously.

We are involved in legal proceedings arising in the ordinary course of its business.  Legal fees and other costs associated with such actions are expensed as incurred. We will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Legal proceedings accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. We believe that liabilities associated with any claims, while possible, are not probable, and therefore we have not recorded any accrual for any claims as of June 30, 2019. Further, while any possible range of loss cannot be reasonably estimated at this time, we do not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to us, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on our results of operations or cash flow in a particular quarter or year.

Leases

We have operating leases for corporate offices and certain equipment, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 90 days. Our leases have remaining lease terms of 1 to 14 years. For the three and six months ended June 30, 2019, our total operating lease cost was $4,377 and $8,495, respectively.

Future minimum lease payments under non-cancellable leases, as of June 30, 2019, were as follows:

Operating
Leases
Years Ending December 31,
Remainder of 2019	$9,096
2020	17,558
2021	15,975
2022	11,850
2023	10,571
Thereafter	52,862
Total future minimum lease payments	117,912
Less imputed interest	(27,563)
Total operating lease liabilities	$90,349

As of June 30, 2019, we have entered into several additional operating leases that have not yet commenced but will commence in 2019 with lease terms of 1 to 3 years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the three and six months ended June 30, 2019, 54% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net income to decrease.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and six months ended June 30, 2019, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $286 and $265 to pre‑tax earnings, respectively, and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $234 and $217 to pre‑tax earnings, respectively.

A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the three and six months ended June 30, 2019, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of approximately $472 and $941 to pre‑tax earnings, respectively.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50% and 3.25%. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Credit Agreement. Interest charged on the revolving credit facility for the second quarter of 2019 was approximately 5.2%. As of June 30, 2019, there was $145,000 of revolving credit amounts outstanding under the Credit Agreement. The Company incurred interest expense of $1,353 and $1,569 for the three and six months ended June 30, 2019, respectively, related to the Credit Agreement. A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense by approximately $340 on an annual basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiary, Yodlee, Inc. (“Yodlee”), have been named as defendants in a lawsuit filed on July 17, 2019, by FinancialApps, LLC (“FinancialApps”) in the United States District Court for the District of Delaware. The case caption is FinancialApps, LLC v. Envestnet Inc., et al., No. 19-cv-1337 (D. Del.). FinancialApps alleges that, after entering into a 2017 services agreement with Yodlee, Envestnet and Yodlee breached the agreement and misappropriated proprietary information to develop competing credit risk assessment software. The complaint includes claims for, among other things, misappropriation of trade secrets, fraud, tortious interference with prospective business opportunities, unfair competition, copyright infringement and breach of contract. FinancialApps is seeking significant monetary damages and various equitable and injunctive relief. An unopposed scheduling motion is pending which, if granted, would require Envestnet and Yodlee to file their responsive pleadings, including counterclaims, by September 17, 2019.  The Company believes the allegations in the complaint are without merit and intends to defend the action vigorously.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2019. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
April 1, 2019 through April 30, 2019	3,306	$68.68	—	1,956,390
May 1, 2019 through May 31, 2019	63,562	68.86	—	1,956,390
June 1, 2019 through June 30, 2019	1,091	68.48	—	1,956,390

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of June 30, 2019, 1,956,390 of shares could still be purchased under this program.

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
** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018; (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018; (iv) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2019 and 2018; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; (vi) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2019.

ENVESTNET, INC.

By:	/s/ Judson Bergman
Judson Bergman
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer