Form 10-Q
period 2019-09-30
ENVESTNET, INC.
filed 2019-11-08
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, Envestnet, Inc. had 52,473,204 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(unaudited)

	September 30,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$71,632	$289,345
Fees receivable, net	64,402	68,004
Prepaid expenses and other current assets	30,976	23,557
Total current assets	167,010	380,906

Property and equipment, net	53,565	44,991
Internally developed software, net	53,325	38,209
Intangible assets, net	489,918	305,241
Goodwill	907,995	519,102
Operating lease right-of-use assets, net	78,515	—
Other non-current assets	36,808	25,298
Total assets	$1,787,136	$1,313,747

Liabilities and Equity:
Current liabilities:
Accrued expenses and other liabilities	$133,170	$133,298
Accounts payable	13,231	19,567
Operating lease liabilities	12,961	—
Convertible Notes due 2019	170,966	165,711
Contingent consideration	—	732
Deferred revenue	35,989	23,988
Total current liabilities	366,317	343,296

Convertible Notes due 2023	302,785	294,725
Revolving credit facility	100,000	—
Contingent consideration	16,830	—
Deferred revenue	5,562	6,910
Non-current operating lease liabilities	83,319	—
Deferred rent and lease incentive	—	17,569
Deferred tax liabilities, net	22,657	640
Other non-current liabilities	28,748	18,005
Total liabilities	926,218	681,145

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 65,883,873 and 61,238,898 shares issued as of September 30, 2019 and December 31, 2018, respectively; 52,453,821 and 48,121,800 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	329	306
Additional paid-in capital	1,030,861	761,128
Accumulated deficit	(79,254)	(58,882)
Treasury stock at cost, 13,430,052 and 13,117,098 shares as of September 30, 2019 and December 31, 2018, respectively	(87,555)	(67,858)
Accumulated other comprehensive loss	(2,118)	(994)
Total stockholders’ equity	862,263	633,700
Non-controlling interest	(1,345)	(1,098)
Total equity	860,918	632,602
Total liabilities and equity	$1,787,136	$1,313,747

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Asset-based	$126,591	$119,097	$355,595	$358,361
Subscription-based	100,583	76,194	275,928	217,668
Total recurring revenues	227,174	195,291	631,523	576,029
Professional services and other revenues	8,906	7,865	28,668	26,254
Total revenues	236,080	203,156	660,191	602,283

Operating expenses:
Cost of revenues	71,870	64,964	205,595	195,525
Compensation and benefits	95,587	80,424	285,590	244,174
General and administration	42,016	34,810	124,961	101,628
Depreciation and amortization	26,735	19,563	73,167	58,294
Total operating expenses	236,208	199,761	689,313	599,621

Income (loss) from operations	(128)	3,395	(29,122)	2,662
Other expense, net	(9,813)	(6,118)	(23,088)	(16,802)
Loss before income tax benefit	(9,941)	(2,723)	(52,210)	(14,140)

Income tax benefit	(6,977)	(5,234)	(31,591)	(18,662)

Net income (loss)	(2,964)	2,511	(20,619)	4,522
Add: Net (income) loss attributable to non-controlling interest	(116)	443	247	1,010
Net income (loss) attributable to Envestnet, Inc.	$(3,080)	$2,954	$(20,372)	$5,532

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.06)	$0.06	$(0.40)	$0.12
Diluted	$(0.06)	$0.06	$(0.40)	$0.12

Weighted average common shares outstanding:
Basic	52,215,469	45,475,884	50,414,427	45,087,932
Diluted	52,215,469	47,519,160	50,414,427	47,269,479

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) attributable to Envestnet, Inc.	$(3,080)	$2,954	$(20,372)	$5,532
Other comprehensive income (loss), net of taxes:
Foreign currency translation gains (losses), net	(1,458)	(1,108)	(1,124)	(2,471)
Comprehensive income (loss) attributable to Envestnet, Inc.	$(4,538)	$1,846	$(21,496)	$3,061

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2018	61,238,898	$306	(13,117,098)	$(67,858)	$761,128	$(994)	$(58,882)	$(1,098)	$632,602
Exercise of stock options	200,326	1	—	—	3,162	—	—	—	3,163
Issuance of common stock - vesting of restricted stock units	479,479	2	—	—	—	—	—	—	2
Acquisition of business	15,755	—	—	—	772	—	—	—	772
Stock-based compensation expense	—	—	—	—	12,864	—	—	—	12,864
Purchase of treasury stock for stock-based tax withholdings	—	—	(160,456)	(9,819)	—	—	—	—	(9,819)
Foreign currency translation gain (loss)	—	—	—	—	—	222	—	—	222
Net income (loss)	—	—	—	—	—	—	(18,185)	(83)	(18,268)
Balance, March 31, 2019	61,934,458	309	(13,277,554)	(77,677)	777,926	(772)	(77,067)	(1,181)	621,538
Exercise of stock options	114,109	1	—	—	1,750	—	—	—	1,751
Issuance of common stock - vesting of restricted stock units	182,390	1	—	—	—	—	—	—	1
Acquisition of business	3,184,713	16	—	—	222,468	—	—	—	222,484
Stock-based compensation expense	—	—	—	—	13,434	—	—	—	13,434
Purchase of treasury stock for stock-based tax withholdings	—	—	(67,960)	(6,143)	—	—	—	—	(6,143)
Foreign currency translation gain (loss)	—	—	—	—	—	112	—	—	112
Net income (loss)	—	—	—	—	—	—	893	(280)	613
Balance, June 30, 2019	65,415,670	327	(13,345,514)	(83,820)	1,015,578	(660)	(76,174)	(1,461)	853,790
Exercise of stock options	225,414	1	—	—	2,114	—	—	—	2,115
Issuance of common stock - vesting of restricted stock units	242,789	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	13,169	—	—	—	13,169
Purchase of treasury stock for stock-based tax withholdings	—	—	(84,538)	(3,735)	—	—	—	—	(3,735)
Foreign currency translation loss	—	—	—	—	—	(1,458)	—	—	(1,458)
Net income (loss)	—	—	—	—	—	—	(3,080)	116	(2,964)
Balance, September 30, 2019	65,883,873	$329	(13,430,052)	$(87,555)	$1,030,861	$(2,118)	$(79,254)	$(1,345)	$860,918

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Equity (continued)
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2017	57,450,056	$287	(12,749,415)	$(47,042)	$556,257	$624	$(73,854)	$398	$436,670
Adoption of ASC 606	—	—	—	—	—	—	9,217	—	9,217
Exercise of stock options	162,857	1	—	—	2,403	—	—	—	2,404
Issuance of common stock - vesting of restricted stock units	503,668	2	—	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	8,495	—	—	—	8,495
Purchase of treasury stock for stock-based tax withholdings	—	—	(166,217)	(9,296)	—	—	—	—	(9,296)
Issuance of non-controlling units in private company	—	—	—	—	—	—	—	873	873
Foreign currency translation gain (loss)	—	—	—	—	—	(327)	—	—	(327)
Net income (loss)	—	—	—	—	—	—	8,104	(102)	8,002
Balance, March 31, 2018	58,116,581	290	(12,915,632)	(56,338)	567,155	297	(56,533)	1,169	456,040
Exercise of stock options	12,166	—	—	—	136	—	—	—	136
Issuance of common stock - vesting of restricted stock units	253,279	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	10,476	—	—	—	10,476
Purchase of treasury stock for stock-based tax withholdings	—	—	(90,800)	(5,099)	—	—	—	—	(5,099)
Issuance of Convertible Notes due 2023, net of offering costs	—	—	—	—	46,611	—	—	—	46,611
Foreign currency translation gain (loss)	—	—	—	—	—	(1,036)	—	—	(1,036)
Net income (loss)	—	—	—	—	—	—	(5,526)	(465)	(5,991)
Balance, June 30, 2018	58,382,026	291	(13,006,432)	(61,437)	624,378	(739)	(62,059)	704	501,138
Exercise of stock options	174,445	1	—	—	2,658	—	—	—	2,659
Issuance of common stock - vesting of restricted stock units	159,783	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	10,603	—	—	—	10,603
Purchase of treasury stock for stock-based tax withholdings	—	—	(32,687)	(3,489)	—	—	—	—	(3,489)
Issuance of non-controlling units in private company	—	—	—	—	—	—	—	(400)	(400)
Foreign currency translation loss	—	—	—	—	—	(1,108)	—	—	(1,108)
Net income (loss)	—	—	—	—	—	—	2,954	(443)	2,511
Balance, September 30, 2018	58,716,254	$293	(13,039,119)	$(64,926)	$637,639	$(1,847)	$(59,105)	$(139)	$511,915
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(20,619)	$4,522
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,167	58,294
Deferred rent and lease incentive amortization	—	408
Provision for doubtful accounts	1,243	1,228
Deferred income taxes	(37,626)	(21,854)
Non-cash compensation expense	43,167	29,574
Non-cash interest expense	17,195	12,337
Accretion on contingent consideration and purchase liability	1,240	209
Payments of contingent consideration	(578)	—
Loss allocation from equity method investment	1,507	1,069
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	6,164	(9,131)
Prepaid expenses and other current assets	(4,784)	(4,739)
Other non-current assets	(6,113)	(2,888)
Accrued expenses and other liabilities	(9,732)	6,710
Accounts payable	(6,859)	4,100
Deferred revenue	1,231	1,147
Other non-current liabilities	3,242	2,328
Net cash provided by operating activities	61,845	83,314

INVESTING ACTIVITIES:
Purchases of property and equipment	(16,098)	(17,088)
Capitalization of internally developed software	(23,649)	(17,611)
Acquisitions of businesses, net of cash acquired	(321,571)	(194,959)
Other	(3,200)	—
Net cash used in investing activities	(364,518)	(229,658)

FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes due 2023	—	345,000
Convertible Notes due 2023 issuance costs	—	(9,982)
Proceeds from borrowings on revolving credit facility	175,000	195,000
Payments on revolving credit facility	(75,000)	(276,168)
Revolving credit facility issuance costs	(2,103)	—
Payments of contingent consideration	(171)	(2,193)
Proceeds from exercise of stock options	7,029	5,199
Purchase of treasury stock for stock-based tax withholdings	(19,697)	(17,884)
Issuance of restricted stock units	4	4
Net cash provided by financing activities	85,062	238,976

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(178)	(1,047)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(217,789)	91,585

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (See Note 2)	289,671	62,115

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$71,882	$153,700

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$7,826	$3,874
Supplemental disclosure of cash flow information - cash paid during the period for interest	7,813	5,780
Supplemental disclosure of non-cash operating, investing and financing activities:
Common stock issued in acquisition of business	222,484	—
Contingent consideration issued in acquisition of businesses	15,880	—
Purchase liabilities included in other non-current liabilities	5,468	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	2,262	1,441
Membership interest liabilities included in other non-current liabilities	3,700	—
Common stock issued to settle purchase liability	772	—
Leasehold improvements funded by lease incentive	—	1,780
Purchase liabilities included in accrued expenses and other liabilities	—	719
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

Within Envestnet Wealth Solutions, the Company offers these solutions principally through the following products and services suites:

•
Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to the creation of a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting.  Advisors have access to over 20,000 investment products. Envestnet | Enterprise also offers data aggregation and reporting, data analytics and digital advice capabilities to customers.

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

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2018 and reflect all normal recurring

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2019 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity.

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$71,632	$289,345
Restricted cash included in prepaid expenses and other current assets	82	158
Restricted cash included in other non-current assets	168	168
Total cash, cash equivalents and restricted cash	$71,882	$289,671

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

The seller of the private company is also entitled to an earn-out payment based on the private company's revenue and other retention targets for the twelve-month period beginning January 1, 2021. The discounted amount of the contingent consideration liability is estimated to be $7,580 and is included in other non-current liabilities on the condensed consolidated balance sheets.

The consideration transferred in the acquisition was as follows:

Preliminary Estimate
Cash consideration	$11,173
Purchase consideration liability	6,240
Contingent consideration liability	7,580
Working capital adjustment	70
Total	$25,063

The estimated fair values of the deferred income taxes, identifiable intangible assets, contingent consideration liability, and goodwill balances are provisional and based on information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies that are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected herewithin are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets acquired, liabilities assumed, identifiable intangible assets and goodwill balances and complete the acquisition accounting as soon as reasonably practicable but no later than January 2, 2020.

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

For the three and nine months ended September 30, 2019, acquisition related costs for the Private Company Acquisition were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2019.

Acquisition of PortfolioCenter business

On April 1, 2019, pursuant to an asset purchase agreement, Tamarac, Inc. (“Tamarac”), a wholly owned subsidiary of Envestnet, acquired certain of the assets, primarily consisting of intangible assets, and the assumption of certain of the liabilities of the PortfolioCenter business (“PortfolioCenter”) from Performance Technologies, Inc. (the “PC Seller”), a wholly owned subsidiary of The Charles Schwab Corporation (“PortfolioCenter Acquisition”). The PortfolioCenter business provides investment advisors and investment advisory service providers with desktop, hosted and outsourced multicustodial software solutions. These solutions provide data-management and performance-measurement tools, as well as customizable accounting, reporting, and billing functions delivered through the commercial software application products known as PortfolioCenter Desktop, PortfolioCenter Hosted, PortfolioServices and Service Bureau.
Tamarac acquired the PortfolioCenter business to better serve small and mid-size RIA firms. The PortfolioCenter business is included in the Company’s Envestnet Wealth Solutions segment.
In connection with the PortfolioCenter Acquisition, Tamarac paid $17,500 in cash. Tamarac funded the PortfolioCenter acquisition with available cash resources. The PC Seller is also entitled to an earn-out payment based on PortfolioCenter's revenue for the twelve-month period beginning April 1, 2020. The discounted amount of the contingent consideration liability is estimated to be $8,300 and is included as a long-term liability on the condensed consolidated balance sheets.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The preliminary consideration transferred in the acquisition was as follows:

Preliminary Estimate
Cash consideration	$17,500
Contingent consideration liability	8,300
Total	$25,800

The estimated fair values of the deferred income taxes, identifiable intangible assets, contingent consideration liability and goodwill balances are provisional and based on the information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected herewithin are subject to change and such changes could be significant. The Company expects to finalize the valuation of deferred income taxes, liabilities assumed, identifiable intangible assets and goodwill balances and complete the acquisition accounting as soon as reasonably practicable but no later than April 1, 2020.
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

The results of PortfolioCenter's operations are included in the condensed consolidated statements of operations beginning April 1, 2019. PortfolioCenter's revenues for the three and nine months ended September 30, 2019 totaled $2,406 and $4,423, respectively. PortfolioCenter's pre-tax loss for the three and nine months ended September 30, 2019 totaled $799 and $2,423, respectively. The pre-tax loss includes estimated acquired intangible asset amortization of $515 and $1,029 for the three and nine months ended September 30, 2019, respectively.
For the three and nine months ended September 30, 2019, acquisition related costs for the PortfolioCenter acquisition were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2019.
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

In connection with the PIEtech Acquisition, the Company established a retention bonus pool consisting of approximately $30,000 of cash and restricted stock units to be granted to employees and management of PIEtech as inducement grants. As a result, the Company adopted the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”) in order to make inducement grants to certain PIEtech employees who will join Envestnet | MoneyGuide. Envestnet agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech Acquisition, up to 301,469 shares of Envestnet common stock in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) pursuant to the 2019 Equity Plan and made cash retention payments of approximately $8,800 to certain legacy PIEtech employees who joined Envestnet | MoneyGuide. As of September 30, 2019, the Company has issued approximately 62,400 and 24,900 RSUs and PSUs, respectively, under the 2019 Equity Plan to legacy PIEtech employees. At this time the Company expects to issue approximately 214,000 additional RSUs and PSUs and expects to pay approximately $5,300 in cash bonus payments over the next three years in connection with the PIEtech Acquisition.

The Company also granted membership interests in certain of the Company's equity method investments to two PIEtech executives with an estimated grant date fair market value of $8,900. These membership interests will vest on May 1, 2020 and become exercisable in future periods. As of September 30, 2019, the Company has recorded approximately $3,700 as a component of compensation and benefits in the condensed consolidated statement of operations with a corresponding liability in other non-current liabilities in the condensed consolidated balance sheets.

The preliminary consideration transferred in the acquisition was as follows:

Preliminary Estimate
Cash consideration	$299,370
Stock consideration	222,484
Less: cash acquired	(6,360)
Total estimated fair value of consideration transferred, net of cash acquired	$515,494

The estimated fair values of the deferred revenue, deferred income taxes, identifiable intangible assets, and goodwill balances are provisional and based on the information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected herewithin are subject to change and such changes could be significant. The Company expects to finalize the valuation of deferred revenue, deferred income taxes, identifiable intangible assets and goodwill balances and complete the acquisition accounting as soon as reasonably practicable but no later than May 1, 2020.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate
Cash and cash equivalents	$6,360	$—	$6,360
Accounts receivable	3,782	—	3,782
Prepaid expenses and other current assets	969	—	969
Other non-current assets	4,274	—	4,274
Property and equipment, net	6,057	—	6,057
Operating lease right-of-use assets, net	1,688	—	1,688
Identifiable intangible assets	217,000	—	217,000
Goodwill	353,085	(406)	352,679
Total assets acquired	593,215	(406)	592,809
Accounts payable and accrued expenses	(2,166)	406	(1,760)
Operating lease liabilities	(2,012)	—	(2,012)
Deferred income taxes	(59,643)	—	(59,643)
Deferred revenue	(7,540)	—	(7,540)
Total liabilities assumed	(71,361)	406	(70,955)
Total net assets acquired	$521,854	$—	$521,854

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

The results of PIEtech's operations are included in the condensed consolidated statements of operations beginning May 1, 2019. PIEtech's revenues for the three and nine months ended September 30, 2019 totaled $11,454 and $18,086, respectively. PIEtech's pre-tax loss for the three and nine months ended September 30, 2019 totaled $4,576 and $7,998, respectively. The pre-tax loss includes estimated acquired intangible asset amortization of $6,404 and $10,546 for the three and nine months ended September 30, 2019, respectively.
For the three and nine months ended September 30, 2019, acquisition related costs for the PIEtech Acquisition totaled approximately $443 and $16,632, respectively, and are included in general and administration expenses. Included in these amounts are approximately $8,800 in one-time cash retention bonuses plus related tax witholding, which are included in the Company's corporate non-segment operating expenses in the condensed consolidated statements of operations. The Company may incur additional acquisition related costs over the remainder of 2019.
Pro forma financial information

The following pro forma financial information presents the combined results of operations of Envestnet, PortfolioCenter and PIEtech for the three and nine months ended September 30, 2019 and 2018. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2018. The results of the private company acquisition are not included in the pro forma financial information presented below as they were not considered material to the Company's results of operations.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense, stock-based compensation expense and income tax. The Company's 2018 pro forma information includes the reversal of a valuation allowance on its deferred tax assets, transaction fee payments and retention bonus payments that were incurred in 2019 as a result of these acquisitions and reverses these amounts from the appropriate periods in 2019. All intercompany revenues have been eliminated within this pro forma information.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2018.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2019	2018
Revenues	$217,916	$679,355	$644,207
Net income (loss) attributable to Envestnet, Inc.	(5,358)	(22,754)	(172)
Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.11)	$(0.44)	$—
Diluted	$(0.11)	$(0.44)	$—

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2019	2018
Prepaid technology	$8,715	$6,766
Non-income tax receivables	7,079	6,240
Advance payroll taxes and benefits	4,092	—
Prepaid insurance	2,025	943
Prepaid outside information services	2,022	1,515
Other	7,043	8,093
Total	$30,976	$23,557

5.	Property and Equipment

Property and equipment consists of the following:

		September 30,	December 31,
	Estimated Useful Life	2019	2018
Cost:
Computer equipment and software	3 years	$71,812	$64,346
Leasehold improvements	Shorter of the lease term or useful life of the asset	33,553	28,191
Office furniture and fixtures	3-7 years	11,126	9,291
Office equipment and other	3-5 years	6,499	5,577
Building and building improvements	7-39 years	2,647	—
Land	Not applicable	940	—
		126,577	107,405
Less: accumulated depreciation and amortization		(73,012)	(62,414)
Total property and equipment, net		$53,565	$44,991

During the three and nine months ended September 30, 2019, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $1,355 and $4,997, respectively. During the three and nine months ended September 30, 2019, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $174 and $4,295, respectively. Gains and losses on asset retirements during the three and nine months ended September 30, 2019 were not material.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

During the three and nine months ended September 30, 2018, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $872, and $4,209, respectively. During the three and nine months ended September 30, 2018, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $739 and $4,140, respectively. Gains and losses on asset retirements during the three and nine months ended September 30, 2018 were not material.

Depreciation and amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation and amortization expense	$4,693	$3,917	$15,810	$11,755

6.	Internally Developed Software

Internally developed software consists of the following:

		September 30,	December 31,
	Estimated Useful Life	2019	2018
Internally developed software	5 years	$94,255	$70,410
Less: accumulated amortization		(40,930)	(32,201)
Internally developed software, net		$53,325	$38,209

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization expense	$2,800	$2,169	$8,533	$5,708

7.	Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total
Balance at December 31, 2018	$243,809	$275,293	$519,102
Private company acquisition	—	21,448	21,448
PortfolioCenter acquisition	14,987	—	14,987
PIEtech acquisition	352,679	—	352,679
Foreign currency and other	(100)	(121)	(221)
Balance at September 30, 2019	$611,375	$296,620	$907,995

Intangible assets, net consist of the following:

		September 30, 2019			December 31, 2018
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	7-16 years	$551,120	$(134,918)	$416,202	$361,020	$(102,077)	$258,943
Proprietary technologies	4-8 years	95,694	(44,968)	50,726	66,746	(36,151)	30,595
Trade names	2-7 years	38,390	(15,412)	22,978	27,990	(12,352)	15,638
Backlog	4 years	11,000	(10,988)	12	11,000	(10,935)	65
Total intangible assets		$696,204	$(206,286)	$489,918	$466,756	$(161,515)	$305,241

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

During the three and nine months ended September 30, 2019, the Company retired fully amortized intangible assets for the Envestnet Wealth Solutions segment with a historical cost of $1,100 and $4,050, respectively.

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization expense	$19,242	$13,477	$48,824	$40,831

Future amortization expense of the intangible assets as of September 30, 2019, is expected to be as follows:

Years ending December 31,
Remainder of 2019	$18,951
2020	71,817
2021	61,849
2022	58,150
2023	47,660
Thereafter	231,491
Total	$489,918

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Accrued investment manager fees	$48,309	$50,635
Accrued compensation and related taxes	45,829	50,598
Sales and use tax payable	12,313	9,733
Accrued professional services	4,021	4,517
Accrued interest	2,901	637
Accrued capital expenditures	2,767	1,558
Accrued transaction costs	2,456	4,543
Other accrued expenses	14,574	11,077
Total	$133,170	$133,298

9.	Debt

The Company’s outstanding debt obligations as of September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018
Convertible Notes due 2019	$172,500	$172,500
Unaccreted discount on Convertible Notes due 2019	(1,338)	(5,890)
Unamortized issuance costs on Convertible Notes due 2019	(196)	(899)
Convertible Notes due 2019 carrying value	$170,966	$165,711

Convertible Notes due 2023	$345,000	$345,000
Unaccreted discount on Convertible Notes due 2023	(35,805)	(42,641)
Unamortized issuance costs on Convertible Notes due 2023	(6,410)	(7,634)
Convertible Notes due 2023 carrying value	$302,785	$294,725

Revolving credit facility balance	$100,000	$—

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Accretion of debt discount	$3,846	$3,587	$11,388	$7,416
Coupon interest	2,264	2,264	6,792	4,385
Amortization of issuance costs	1,160	849	2,880	1,920
Interest on revolving credit facility	1,529	—	2,725	3,994
Undrawn and other fees	187	220	560	433
Total	$8,986	$6,920	$24,345	$18,148

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

Until the close of business on December 12, 2019, holders may surrender their notes for conversion. The conversion rate is 15.9022 shares of the Company’s common stock per one thousand principal amount of notes, which represents a conversion price of $62.88 per share. Upon conversion, the Company has the option to pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The Company expects to pay the conversion price in cash.

 The effective interest rate of the liability component of the Convertible Notes due 2019 is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2019 for three and nine months ended September 30, 2019 and 2018 was 6%.

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

The effective interest rate of the liability component of the Convertible Notes due 2023 is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2023 for the three and nine months ended September 30, 2019 was 6%.

See “Note 15—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income (loss) per common share.

Credit Agreement

In July 2017, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement with a group of banks (“Banks”), which was further amended in May 2018. In September 2019, the Company entered into a second amendment (the "Second Amendment" with the Banks (collectively, the “Amended Second Amended and Restated Credit Agreement”). In connection with entering into the Second Amendment, the Company capitalized an additional $2,103 of deferred financing charges to Other non-current assets on the condensed consolidated balance sheets and wrote off $299 of pre-existing finance charges to Other expense, net on the condensed consolidated statements of operations.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Prior to the Amended Second Amended and Restated Credit Agreement, the Banks agreed to provide to the Company revolving credit commitments (“Revolving Credit Facility”) in the aggregate amount of up to $350,000, of which amount may be increased by $50,000. Pursuant to the Amended Second Amended and Restated Credit Agreement, the Banks have agreed to provide to the Company a Revolving Credit Facility in the increased aggregate amount of up to $500,000, of which amount may be increased by $150,000. In addition, the Credit Agreement Amendment made certain changes to the definitions of “Senior Leverage Ratio” and “Total Leverage Ratio” in the Credit Agreement and modified certain covenants, including in relation to permitted acquisitions, permitted indebtedness, permitted investments and the required minimum liquidity levels.

The Company incurs interest on borrowings made under the Amended Second Amended and Restated Credit Agreement at rates between 1.50% and 3.25% above LIBOR based on the Company’s total leverage ratio. Borrowings under the Amended Second Amended and Restated Credit Agreement are scheduled to mature on September 27, 2024.

Obligations under the Amended Second Amended and Restated Credit Agreement are guaranteed by substantially all of the Company’s U.S. subsidiaries. The Amended Second Amended and Restated Credit Agreement includes certain financial covenants and, as of September 30, 2019, the Company was in compliance with these requirements.

10.	Fair Value Measurements

The Company follows ASC 825-10, “Financial Instruments,” which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the Company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, based on the three-tier fair value hierarchy:

	September 30, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds and other (1)	$32,830	$32,830	$—	$—
Assets to fund deferred compensation liability(2)	8,127	—	—	8,127
Total assets	$40,957	$32,830	$—	$8,127
Liabilities:
Contingent consideration	$16,830	$—	$—	$16,830
Deferred compensation liability(3)	8,249	8,249	—	—
Total liabilities	$25,079	$8,249	$—	$16,830

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

Level III assets and liabilities consist of the estimated fair values of contingent consideration and the assets to fund the Company's deferred compensation liability. The fair market value of the assets used to fund the Company's deferred compensation liability is based upon the cash surrender value of the Company's life insurance premiums.

The fair value of the contingent consideration liabilities related to certain of the Company's acquisitions were estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level III fair value measurement as defined in ASC 820, “Fair Value Measurements and Disclosures.” The significant inputs in the Company's Level III fair value measurement not supported by market activity included its assessments of expected future cash flows related to these acquisitions and their ability to meet the target performance objectives during the subsequent periods from the date of acquisition, which management believes are appropriately discounted considering the uncertainties associated with these obligations, and are calculated in accordance with the terms of their respective agreements.

The Company will continue to reassess the fair values of the contingent consideration liabilities at each reporting date until settlement. Changes to these estimated fair values will be recognized in the Company's earnings and included in general and administrative expenses on the condensed consolidated statements of operations.

The table below presents a reconciliation of the Company's contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2018 to September 30, 2019:

Fair Value of Contingent Consideration Liabilities
Balance at December 31, 2018	$732
Private company acquisition	7,580
PortfolioCenter acquisition	8,300
Settlement of contingent consideration liability	(749)
Accretion on contingent consideration	967
Balance at September 30, 2019	$16,830

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The table below presents a reconciliation of the assets used to fund deferred the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2018 to September 30, 2019:

Fair Value of Assets to Fund Deferred Compensation Liability
Balance at December 31, 2018	$6,346
Contributions and fair value adjustments	1,781
Balance at September 30, 2019	$8,127

The value of the assets used to fund the Company's deferred compensation liability, which are included in other non-current assets on the condensed balance sheets, increased due to funding of the plan and gains on the underlying investment vehicles.

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the nine months ended September 30, 2019.

On December 15, 2014, the Company issued $172,500 of Convertible Notes due 2019. As of September 30, 2019 and December 31, 2018, the carrying value of the Convertible Notes due 2019 equaled $170,966 and $165,711, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Convertible Notes due 2019 was $174,656 and $174,101, respectively. The Company considered the Convertible Notes due 2019 to be a Level II liability at September 30, 2019 and used a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2019 in an over-the-counter market on September 30, 2019 (See “Note 9—Debt”).

On May 25, 2018, the Company issued $345,000 of Convertible Notes due 2023. As of September 30, 2019 and December 31, 2018, the carrying value of the Convertible Notes due 2023 equaled $302,785 and $294,725, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of September 30, 2019 and December 31, 2018, the fair value of the Convertible Notes due 2023 was $370,923 and $339,024, respectively. The Company considered the Convertible Notes due 2023 to be a Level II liability at September 30, 2019 and used a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2023 in an over-the-counter market on September 30, 2019 (See “Note 9—Debt”).

As of September 30, 2019 and December 31, 2018, there was $100,000 and $0, respectively, outstanding on the revolving credit facility under the Amended Second Amended and Restated Credit Agreement. As of September 30, 2019, the outstanding balance on the revolving credit facility approximated fair value as borrowings under the revolving credit facility bore interest at variable rates and the Company believes its credit risk quality was consistent with when the debt originated. The Company considered the revolving credit facility to be a Level I liability as of September 30, 2019 and December 31, 2018 (See “Note 9—Debt”).

The Company considered the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2019 based upon the short-term nature of these assets and liabilities.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

11.	Revenue

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended September 30,
	2019			2018
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$126,591	$—	$126,591	$119,097	$—	$119,097
Subscription-based	57,353	43,230	100,583	36,228	39,966	76,194
Total recurring revenues	183,944	43,230	227,174	155,325	39,966	195,291
Professional services and other revenues	4,280	4,626	8,906	2,142	5,723	7,865
Total revenues	$188,224	$47,856	$236,080	$157,467	$45,689	$203,156

	Nine Months Ended September 30,
	2019			2018
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$355,595	$—	$355,595	$358,361	$—	$358,361
Subscription-based	148,457	127,471	275,928	101,836	115,832	217,668
Total recurring revenues	504,052	127,471	631,523	460,197	115,832	576,029
Professional services and other revenues	13,767	14,901	28,668	10,186	16,068	26,254
Total revenues	$517,819	$142,372	$660,191	$470,383	$131,900	$602,283

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fidelity	15%	17%	15%	17%

Fidelity accounted for 19% of the Envestnet Wealth Solutions segment's revenues for the three and nine months ended September 30, 2019, respectively. Fidelity accounted for 21% of the Envestnet Wealth Solutions segment's revenues for the three and nine months ended September 30, 2018, respectively.

No single customer amounts for the Envestnet Data & Analytics segment exceeded 10% of the segment total for any period presented.

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$228,427	$195,063	$638,008	$576,616
International (1)	7,653	8,093	22,183	25,667
Total	$236,080	$203,156	$660,191	$602,283

(1)	No foreign country accounted for more than 10% of the Company's total revenues.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019:

Years ending December 31,
Remainder of 2019	$62,669
2020	182,307
2021	115,379
2022	76,483
2023	37,144
Thereafter	46,268
Total	$520,250

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

Contract balances

Total deferred revenue as of September 30, 2019 increased by $10,653, primarily the result of the PIEtech and PortfolioCenter acquisitions and an increase in deferred revenue related to subscription-based services during the nine months ended September 30, 2019. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $4,434 and $3,250 for the three months ended September 30, 2019 and 2018, respectively. The amount of revenue recognized that was included in the opening deferred revenue balance was $21,022 and $16,503 for the nine months ended September 30, 2019 and 2018, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred sales incentive compensation

Deferred sales incentive compensation was $9,431 and $7,014 as of September 30, 2019 and December 31, 2018, respectively. Amortization expense for the deferred sales incentive compensation was $1,099 and $552 for the three months ended September 30, 2019, and 2018, respectively. Amortization expense for the deferred sales incentive compensation was $2,503 and $1,570 for the nine months ended September 30, 2019, and 2018, respectively. No significant impairment loss for capitalized costs was recorded during the period.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses on the condensed consolidated statements of operations.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

12.	Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Asset-based	$64,339	$57,932	$178,474	$172,252
Subscription-based	7,278	6,626	21,652	18,065
Professional services and other	253	406	5,469	5,208
Total	$71,870	$64,964	$205,595	$195,525

13.	Stock-Based Compensation

The Company has stock options and restricted stock units outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the 2019 Equity Plan.

As a result of the PIEtech Acquisition (See “Note 3—Business Acquisitions”), the Company adopted the 2019 Equity Plan in order to make inducement grants to certain PIEtech employees who will join Envestnet | MoneyGuide. Envestnet agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech Acquisition, up to 301,469 shares of Envestnet common stock in the form of RSUs and PSUs pursuant to the 2019 Equity Plan. The RSUs vest over time and the PSUs vest upon the achievement of meeting certain performance conditions as well as a subsequent service condition. The Company is recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company estimates the expected vesting amount and recognizes compensation expense only for those awards expected to vest. This estimate is reassessed by management each reporting period and may change based upon new facts and circumstances. Changes in assumptions impact the total amount of expense and are recognized over the vesting period.

As of September 30, 2019, the maximum number of common shares available for future issuance under the Company’s plans is 2,227,462.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation expense	$13,169	$10,603	$39,467	$29,574
Tax effect on stock-based compensation expense	(3,438)	(2,682)	(10,305)	(7,482)
Net effect on income	$9,731	$7,921	$29,162	$22,092

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 26.1% for the three and nine months ended September 30, 2019. The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.3% for the three and nine months ended September 30, 2018.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Grant date fair value of options	$—	$—	$21.55	$—
Volatility	—%	—%	40.0%	—%
Risk-free interest rate	—%	—%	2.5%	—%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	—	—	6.5	—

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2018	1,887,969	$20.05	3.4	$56,046
Granted	81,807	49.02
Exercised	(200,326)	16.91
Forfeited	(1,100)	31.70
Outstanding as of March 31, 2019	1,768,350	21.74	3.5	77,197
Exercised	(114,109)	13.36
Outstanding as of June 30, 2019	1,654,241	22.31	3.4	76,187
Exercised	(225,414)	9.41
Forfeited	(34,818)	48.86
Outstanding as of September 30, 2019	1,394,009	23.74	3.3	45,949
Options exercisable	1,332,602	$22.77	3.0	$45,209

Exercise prices of stock options outstanding as of September 30, 2019 range from $7.15 to $55.29. At September 30, 2019, there was $987 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2 years.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Restricted Stock Units and Restricted Stock Awards

Periodically, the Company grants restricted stock units and awards and performance stock units and awards to employees. Performance-based restricted unit awards vest upon the achievement of certain pre-established business and financial metrics as well as a subsequent service condition. The business and financial metrics governing the vesting of these performance-based restricted stock unit awards provide thresholds that dictate the number of shares to vest upon each evaluation date, which range from 50% to 150%. If these metrics are achieved, as defined in the individual grant terms, these shares would cliff vest three years from the grant date.

The following is a summary of the activity for unvested restricted stock units and performance stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2018	1,461,468	$46.59	124,320	$44.64
Granted	872,104	60.94	68,510	64.32
Vested	(479,479)	45.98	—	—
Forfeited	(20,830)	48.31	(4,036)	61.27
Outstanding as of March 31, 2019	1,833,263	53.67	188,794	51.42
Granted	48,032	68.50	123,812	73.60
Vested	(114,056)	47.94	(68,334)	31.03
Forfeited	(22,074)	56.55	—	—
Outstanding as of June 30, 2019	1,745,165	54.40	244,272	$67.78
Granted	77,199	71.49	3,495	77.68
Vested	(242,789)	42.80	—	—
Forfeited	(39,734)	54.61	—	—
Outstanding as of September 30, 2019	1,539,841	57.37	247,767	67.98

At September 30, 2019, there was $74,375 of unrecognized stock-based compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.0 years. At September 30, 2019, there was $16,722 of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.5 years.

14.	Income Taxes

The following table includes the Company’s loss before income tax benefit, income tax benefit and effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Loss before income tax benefit	$(9,941)	$(2,723)	$(52,210)	$(14,140)
Income tax benefit	(6,977)	(5,234)	(31,591)	(18,662)
Effective tax rate	70.2%	192.2%	60.5%	132.0%

For the three months ended September 30, 2019, the Company's effective tax rate differed from the statutory rate primarily due to the windfall from share-based compensation, the executive compensation deduction limitation, additional accruals for uncertain tax positions and differences between the foreign tax rates and statutory US tax rate.

For the nine months ended September 30, 2019, the Company's effective tax rate differed from the statutory rate primarily due to the release of the Company's valuation allowance of $21,907 primarily as a result of additional deferred tax liabilities recorded from the PIEtech Acquisition, the windfall from share-based compensation, federal and state research and development credits, the executive compensation deduction limitation, and additional accruals for uncertain tax positions.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

For the three and nine months ended September 30, 2018, the Company's effective tax rate differed from the statutory rate primarily due to the release of the Company’s valuation allowance as a result of deferred tax liabilities recorded with the acquisition of FolioDynamix as well as differences between the foreign tax rates and statutory US tax rate.

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

The Company's total gross liability for unrecognized tax benefits, exclusive of interest and penalties, was $18,536 and $15,628 at September 30, 2019 and December 31, 2018, respectively. Of this amount, a portion of the unrecognized tax benefits was recorded as a reduction of deferred tax assets instead of a non-current liability. The portion of the unrecognized tax benefits, exclusive of interest and penalties, recorded as a non-current liability is $6,599 and $4,429 at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, the amount of unrecognized tax benefits, including interest and penalties, that would benefit the Company’s effective tax rate, if recognized, was $12,501. At this time, the Company estimates that the liability for unrecognized tax benefits could decrease in the next twelve months as it is anticipated that reviews by tax authorities will be completed.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. Income tax expense includes $1,306 of potential interest and penalties related to unrecognized tax benefits for the nine months ended September 30, 2019. The Company had a net reversal of $221 of interest and penalties for the nine months ended September 30, 2018 related to the closure of open audits for one of the Company's Indian subsidiaries. The Company had accrued interest and penalties of $7,205 and $5,977 as of September 30, 2019 and December 31, 2018, respectively.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic income (loss) per share calculation:
Net loss attributable to Envestnet, Inc.	$(3,080)	$2,954	$(20,372)	$5,532

Basic number of weighted-average shares outstanding	52,215,469	45,475,884	50,414,427	45,087,932
Basic net income (loss) per share	$(0.06)	$0.06	$(0.40)	$0.12

Diluted income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(3,080)	$2,954	$(20,372)	$5,532

Basic number of weighted-average shares outstanding	52,215,469	45,475,884	50,414,427	45,087,932
Effect of dilutive shares:
Options to purchase common stock	—	1,323,712	—	1,348,699
Unvested restricted stock units	—	719,564	—	832,848
Convertible notes	—	—	—	—
Warrants	—	—	—	—
Diluted number of weighted-average shares outstanding	52,215,469	47,519,160	50,414,427	47,269,479
Diluted net income (loss) per share	$(0.06)	$0.06	$(0.40)	$0.12

 Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Options to purchase common stock	1,394,009	—	1,394,009	—
Unvested restricted stock awards and units	1,787,608	—	1,787,608	—
Warrants	470,000	—	470,000	—
Convertible Notes	7,793,826	7,793,826	7,793,826	7,793,826
Total	11,445,443	7,793,826	11,445,443	7,793,826

16.	Commitments and Contingencies

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

On September 17, 2019, the Company and Yodlee filed a motion to dismiss certain of the claims in the complaint filed by FinancialApps, including the copyright infringement, unfair competition and fraud claims. FinancialApps filed its brief in opposition on October 30, 2019. The motion will be fully briefed by November 13, 2019. On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts.  The Company believes FinancialApps’s allegations are without merit and intends to defend the action and litigate the counterclaims vigorously.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2019. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of September 30, 2019 and December 31, 2018, the Company estimated a sales and use tax liability of $11,009 and $8,643, respectively, related to revenues in multiple jurisdictions. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. The Company also estimated a sales and use tax receivable of $3,139 and $5,246, respectively, related to the estimated recoverability of amounts due from customers. This amount is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. Additional future information obtained from the applicable jurisdictions may affect the Company's estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

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
The Company has operating leases for corporate offices and certain equipment, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 90 days. Terms of the Company's operating leases may change from time to time. The Company's leases have remaining lease terms of 1 month to 13 years.
The Company has lease agreements with lease and non-lease components. The Company has elected the practical expedient to account for non-lease components as part of the lease component for all asset classes. The majority of the Company's lease agreements are real estate leases.
For the three and nine months ended September 30, 2019, the total operating lease cost was $4,535 and $13,030, respectively. The Company did not have significant sublease income, short-term lease cost, or variable lease cost for the three and nine months ended September 30, 2019. As of September 30, 2019, the weighted average remaining lease term was 9.3 years and the weighted average discount rate was 6.0%. Cash paid for amounts included in the measurement of the operating lease liability for the nine months ended September 30, 2019 was $14,177. The ROU assets obtained in exchange for new operating lease liabilities for the nine months ended September 30, 2019 was $21,129.
Future minimum lease payments under non-cancellable leases, as of September 30, 2019, were as follows:

Operating
Leases
Years Ending December 31,
Remainder of 2019	$4,494
2020	17,947
2021	16,366
2022	12,030
2023	10,540
Thereafter	64,800
Total future minimum lease payments	126,177
Less imputed interest	(29,897)
Total operating lease liabilities	$96,280

As of September 30, 2019, the Company has several operating lease commitments, primarily for our corporate offices, that have not yet commenced. These operating leases are expected to commence through January 2024 with lease terms of up to 13 years.

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment expenses include salary and benefits for certain corporate employees and officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges, and other non-recurring and/or non-operationally related expenses. Inter-segment revenues were not material for the three and nine months ended September 30, 2019 and 2018.

See “Note 11—Revenue” for detail of revenues by segment.

The following table presents a reconciliation from income (loss) from operations by segment to condensed consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Envestnet Wealth Solutions	$17,746	$16,549	$46,969	$48,769
Envestnet Data & Analytics	(7,112)	(1,103)	(24,000)	(8,808)
Nonsegment operating expenses	(10,762)	(12,051)	(52,091)	(37,299)
Income (loss) from operations	(128)	3,395	(29,122)	2,662
Other expense, net	(9,813)	(6,118)	(23,088)	(16,802)
Consolidated loss before income tax benefit	(9,941)	(2,723)	(52,210)	(14,140)
Income tax benefit	(6,977)	(5,234)	(31,591)	(18,662)
Consolidated net income (loss)	(2,964)	2,511	(20,619)	4,522
Add: Net (income) loss attributable to non-controlling interest	(116)	443	247	1,010
Consolidated net income (loss) attributable to Envestnet, Inc.	$(3,080)	$2,954	$(20,372)	$5,532

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	September 30,	December 31,
	2019	2018
Segment assets:
Envestnet Wealth Solutions	$1,256,574	$810,971
Envestnet Data & Analytics	530,562	502,776
Consolidated total assets	$1,787,136	$1,313,747

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Segment depreciation and amortization:
Envestnet Wealth Solutions	$18,414	$11,421	$46,057	$33,920
Envestnet Data & Analytics	8,321	8,142	27,110	24,374
Consolidated depreciation and amortization	$26,735	$19,563	$73,167	$58,294

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Segment capital expenditures:
Envestnet Wealth Solutions	$12,926	$11,320	$33,791	$27,856
Envestnet Data & Analytics	2,423	3,188	5,956	6,843
Consolidated capital expenditures	$15,349	$14,508	$39,747	$34,699

19.	Geographical Information

The following table sets forth property and equipment, net by geographic area:

	September 30,	December 31,
	2019	2018
United States	$48,640	$39,412
India	3,766	3,969
Other	1,159	1,610
Total	$53,565	$44,991

See “Note 11—Revenue” for detail of revenues by geographic area.

20.	Subsequent Events

Death of Chief Executive Officer

On October 3, 2019, Jud Bergman, our Chairman and Chief Executive Officer, died in an automobile accident. Bill Crager, President of Envestnet and Chief Executive of Envestnet Wealth Solutions, has been named the Company's Interim Chief Executive Officer. Mr. Crager has served as President of Envestnet since 2002 and has been an employee of the Company since 2000. Ross Chapin, has been named the Interim Non-Executive Chairman of our Board of Directors. Mr. Chapin has served as a director of the Company since 2001.

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

More than 4,700 companies, including 16 of the 20 largest U.S. banks, 43 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIAs”), and hundreds of internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences, and help drive better outcomes for enterprises, advisors and their clients.

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

Acquisition of PortfolioCenter business

On April 1, 2019, pursuant to an asset purchase agreement, Tamarac, Inc. (“Tamarac”), a wholly owned subsidiary of Envestnet, acquired certain of the assets, primarily consisting of intangible assets, and the assumption of certain of the liabilities of the PortfolioCenter business (“PortfolioCenter”) from Performance Technologies, Inc. (the “PC Seller”), a wholly owned subsidiary of The Charles Schwab Corporation. The PortfolioCenter Business provides investment advisors and investment advisory service providers with desktop, hosted and outsourced multicustodial software solutions. These solutions provide data-management and performance-measurement tools, as well as customizable accounting, reporting, and billing functions delivered through the commercial software application products known as PortfolioCenter Desktop, PortfolioCenter Hosted, PortfolioServices and Service Bureau.
Tamarac acquired the PortfolioCenter Business to better serve small and mid-size RIA firms. The PortfolioCenter Business has become a part of our Envestnet Wealth Solutions segment.
In connection with the PortfolioCenter Acquisition, Tamarac paid $17,500 in cash and funded the acquisition with available cash resources. The Seller is also entitled to an earn-out payment based on a percentage of PortfolioCenter's eligible revenue for the twelve-month period beginning April 1, 2020. The discounted amount of the contingent consideration liability is estimated to be $8,300.
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

In connection with the PIEtech Merger, we established a retention bonus pool consisting of approximately $30,000 of cash and restricted stock units to be granted to employees and management of PIEtech as inducement grants. As a result, we adopted the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”) in order to make inducement grants to certain PIEtech employees who will join Envestnet | MoneyGuide. We agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech Merger, up to 301,469 shares of Envestnet common stock in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) pursuant to the 2019 Equity Plan and made cash retention

payments of approximately $8,800 to certain legacy PIEtech employees who joined Envestnet | MoneyGuide. As of September 30, 2019, we have issued approximately 62,400 of RSUs and 24,900 of PSUs under the Equity Plan to legacy PIEtech employees. At this time we expect to issue approximately 214,000 of additional RSUs and PSUs and expect to pay approximately $5,300 in cash bonus payments over the next three years in connection with the PIEtech Acquisition.

We also granted membership interests in certain of our equity method investments to two PIEtech executives with an estimated fair market value of $8,900. These membership interests will vest and become exercisable in future periods. As of September 30, 2019, the Company has recorded approximately $3,700 as a component of compensation and benefits in the condensed consolidated statement of operations with a corresponding liability in other non-current liabilities in the condensed consolidated balance sheets.

Death of Chief Executive Officer

On October 3, 2019, Jud Bergman, our Chairman and Chief Executive Officer, died in an automobile accident. Bill Crager, President of Envestnet and Chief Executive of Envestnet Wealth Solutions, has been named our Interim Chief Executive Officer. Mr. Crager has served as President of Envestnet since 2002 and has been an employee of the Company since 2000. Ross Chapin, has been named the Interim Non-Executive Chairman of our Board of Directors. Mr. Chapin has served as a director of the Company since 2001.

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

Envestnet Wealth Solutions Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By September 30, 2019, Envestnet’s platform assets grew to approximately $3 trillion in 11.8 million accounts overseen by more than 100,000 advisors.

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
We offer these solutions principally through the following product/services suites:

•
Envestnet | Enterprise provides an end-to-end open architecture wealth management platform through which advisors can construct portfolios for clients. It begins with aggregated household data, which then leads to the creation of a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to over 20,000 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics and digital advice capabilities to customers.

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

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2018	2018	2019	2019	2019
	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$153,862	$150,591	$176,144	$182,143	$188,739
Assets under Administration (“AUA”)	388,066	291,934	319,129	330,226	316,742
Total AUM/A	541,928	442,525	495,273	512,369	505,481
Subscription	2,297,593	2,314,253	2,546,483	2,835,780	2,947,582
Total Platform Assets	$2,839,521	$2,756,778	$3,041,756	$3,348,149	$3,453,063
Platform Accounts
AUM	776,705	816,354	874,574	907,034	934,811
AUA	1,517,297	1,182,764	1,187,589	1,196,114	1,136,430
Total AUM/A	2,294,002	1,999,118	2,062,163	2,103,148	2,071,241
Subscription	8,185,667	8,865,435	8,909,581	9,492,653	9,692,714
Total Platform Accounts	10,479,669	10,864,553	10,971,744	11,595,801	11,763,955
Advisors
AUM/A	47,292	40,103	39,035	39,727	39,735
Subscription	45,619	56,237	57,594	59,292	60,319
Total Advisors	92,911	96,340	96,629	99,019	100,054

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended September 30, 2019
	As of	Gross		Net	Market	Reclass to	As of
	6/30/2019	Sales	Redemptions	Flows	Impact	Subscription	9/30/2019
	(in millions except account data)
AUM	$182,143	$14,569	$(8,827)	$5,742	$854	$—	$188,739
AUA	330,226	19,330	(15,348)	3,982	1,378	(18,844)	316,742
Total AUM/A	$512,369	$33,899	$(24,175)	$9,724	$2,232	$(18,844)	$505,481
Fee-Based Accounts	2,103,148			45,188		(77,095)	2,071,241

The above AUM/A gross sales figures include $0.8 billion in new client conversions. We onboarded an additional $68.9 billion in subscription conversions during the three months ended September 30, 2019 bringing total conversions for the third quarter to $69.7 billion.

	Asset Rollforward - Nine Months Ended September 30, 2019
	As of	Gross		Net	Market	Reclass to	As of
	12/31/2018	Sales	Redemptions	Flows	Impact	Subscription	9/30/2019
	(in millions, except account data)
AUM	$150,591	$51,385	$(25,396)	$25,989	$18,721	$(6,562)	$188,739
AUA	291,934	68,524	(53,880)	14,644	32,859	(22,695)	316,742
Total AUM/A	$442,525	$119,909	$(79,276)	$40,633	$51,580	$(29,257)	$505,481
Fee-Based Accounts	1,999,118			171,079		(98,956)	2,071,241

The above AUM/A gross sales figures include $23.2 billion in new client conversions. We onboarded an additional $265.9 billion in subscription conversions during the nine months ended September 30, 2019 bringing total conversions for the nine months ended September 30, 2019 to $289.1 billion.

Asset and account figures in the “Reclass to Subscription” column for the three and nine months ended September 30, 2019 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

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
Over 1,200 financial institutions, financial technology innovators and financial advisory firms, including 15 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for over 25 million paid subscribers.

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

Operational Highlights

Asset-based recurring revenues increased 6% from $119,097 in the three months ended September 30, 2018 to $126,591 in the three months ended September 30, 2019. Subscription-based recurring revenues increased 32% from $76,194 in the three months ended September 30, 2018 to $100,583 in the three months ended September 30, 2019. Total revenues, which also includes professional services and other revenues, increased 16% from $203,156 in the three months ended September 30, 2018 to $236,080 in the three months ended September 30, 2019. The PortfolioCenter Acquisition and the PIEtech Acquisition contributed revenues of $2,406 and $11,454, respectively, to total revenues in the three months ended September 30, 2019. The Envestnet Wealth Solutions segment's total revenues, excluding the PortfolioCenter Acquisition and the PIEtech Acquisition, increased by $16,897 primarily due to the net impact of an increase in asset-based revenues of $7,494 combined with an increase in subscription-based revenues of $8,249. The Envestnet Data & Analytics segment's total revenues increased by $2,167 primarily due to an increase in subscription-based revenues of $3,264, partially offset by a decrease in professional services and other revenues of $1,097.

Asset-based recurring revenues decreased 1% from $358,361 in the nine months ended September 30, 2018 to $355,595 in the nine months ended September 30, 2019. Subscription-based recurring revenues increased 27% from $217,668 in the nine months ended September 30, 2018 to $275,928 in the nine months ended September 30, 2019. Total revenues, which also includes professional services and other revenues, increased 10% from $602,283 in the nine months ended September 30, 2018 to $660,191 in the nine months ended September 30, 2019. The PortfolioCenter Acquisition and PIEtech Acquisition added revenues of $4,423 and $18,086, respectively, in the nine months ended September 30, 2019. The Envestnet Wealth Solutions segment's total revenues excluding the PortfolioCenter Acquisition and the PIEtech Acquisition increased by $24,927 primarily due to the net impact of an increase in subscription-based revenues of $25,870 offset by a decrease in asset-based revenues of $2,766. The Envestnet Data & Analytics segment's total revenues increased by $10,472 primarily due to an increase in subscription-based revenues of $11,639, partially offset by a decrease in professional services and other revenues of $1,167.

Net loss attributable to Envestnet, Inc. for the three months ended September 30, 2019 was $3,080, or $0.06 per diluted share, compared to net income attributable to Envestnet, Inc. of $2,954, or $0.06 per diluted share, for the three months ended September 30, 2018. Net loss attributable to Envestnet, Inc. for the nine months ended September 30, 2019 was $20,372, or $0.40 per diluted share, compared to net income attributable to Envestnet, Inc. of $5,532, or $0.12 per diluted share, for the nine months ended September 30, 2018.

Adjusted revenues for the three months ended September 30, 2019 were $239,330, compared to adjusted revenues of $203,182 in the prior year period. Adjusted net revenues, a new non-GAAP metric introduced as of January 1, 2019, were $174,991 for the three months ended September 30, 2019, compared to adjusted net revenues of $145,250 in the prior year period. Adjusted EBITDA for the three months ended September 30, 2019 was $54,544, compared to adjusted EBITDA of $42,580 in the prior year period. Adjusted net income for the three months ended September 30, 2019 was $32,422, or $0.60 per diluted share, compared to adjusted net income of $25,279, or $0.53 per diluted share in the prior year period.

Adjusted revenues for the nine months ended September 30, 2019 were $666,861, compared to adjusted revenues of $602,375 in the prior year period. Adjusted net revenues were $488,387 for the nine months ended September 30, 2019, compared to adjusted net revenues of $430,123 in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2019 was $131,757, compared to adjusted EBITDA of $110,092 in the prior year period. Adjusted net income for the nine months ended September 30, 2019 was $76,303, or $1.46 per diluted share, compared to adjusted net income of $62,210, or $1.32 per diluted share in the prior year period.

Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Revenues:
Asset-based	$126,591	$119,097	6%	$355,595	$358,361	(1)%
Subscription-based	100,583	76,194	32%	275,928	217,668	27%
Total recurring revenues	227,174	195,291	16%	631,523	576,029	10%
Professional services and other revenues	8,906	7,865	13%	28,668	26,254	9%
Total revenues	236,080	203,156	16%	660,191	602,283	10%
Operating expenses:
Cost of revenues	71,870	64,964	11%	205,595	195,525	5%
Compensation and benefits	95,587	80,424	19%	285,590	244,174	17%
General and administration	42,016	34,810	21%	124,961	101,628	23%
Depreciation and amortization	26,735	19,563	37%	73,167	58,294	26%
Total operating expenses	236,208	199,761	18%	689,313	599,621	15%
Income (loss) from operations	(128)	3,395	*	(29,122)	2,662	*
Other expense, net	(9,813)	(6,118)	60%	(23,088)	(16,802)	37%
Loss before income tax provision (benefit)	(9,941)	(2,723)	*	(52,210)	(14,140)	*
Income tax provision (benefit)	(6,977)	(5,234)	*	(31,591)	(18,662)	69%
Net income (loss)	(2,964)	2,511	*	(20,619)	4,522	*
Add: Net loss attributable to non-controlling interest	(116)	443	(126)%	247	1,010	(76)%
Net income (loss) attributable to Envestnet, Inc.	$(3,080)	$2,954	*	$(20,372)	$5,532	*
*Not meaningful.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Asset-based recurring revenues

Asset-based recurring revenues increased 6% from $119,097 in the three months ended September 30, 2018 to $126,591 in the three months ended September 30, 2019. The increase was primarily due to an increase in asset values applicable to our current quarterly billing cycle as a result of an upswing in the equity markets relative to the comparable 2018 period. In the third quarter of 2019, revenues were also positively affected by new account growth and positive net flows of AUM/A. The increase was offset by a change in classification of revenues to subscription-based recurring revenues for certain customers. Excluding the acquisitions of PortfolioCenter and PIEtech, asset-based recurring revenues decreased from 59% of total revenue in the three months ended September 30, 2018 to 57% of total revenue in the three months ended September 30, 2019.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from 47,292 as of September 30, 2018 to 39,735 as of September 30, 2019 and the number of AUM/A client accounts decreased from approximately 2,300,000 as of September 30, 2018 to approximately 2,100,000 as of September 30, 2019. The decline in advisors was due to a change in classification of revenues to subscription-based pricing models.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 32% from $76,194 in the three months ended September 30, 2018 to $100,583 in the three months ended September 30, 2019. This increase was primarily due to an increase of $21,125 in the Envestnet Wealth Solutions segment and an increase of $3,264 in the Envestnet Data & Analytics segment.

The increase in the Envestnet Wealth Solutions segment was primarily due to the acquisitions of PortfolioCenter and PIEtech which contributed revenues of $2,406 and $10,470, respectively, to subscription-based recurring revenues in the three months ended September 30, 2019. The remaining increase of $8,249 within the Envestnet Wealth Solutions segment is a result of the addition of new clients and selling additional services to existing clients. The increase was also due to a change in classification of revenues from asset-based recurring revenues for certain customers.

The increase in the Envestnet Data & Analytics segment revenue is primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues increased 13% from $7,865 in the three months ended September 30, 2018 to $8,906 in the three months ended September 30, 2019. The increase was primarily due to an increase of $984 contributed from the PIEtech Acquisition.

Cost of revenues

Cost of revenues increased 11% from $64,964 in the three months ended September 30, 2018 to $71,870 in the three months ended September 30, 2019. The increase was primarily due to an increase in asset-based cost of revenues of $6,407, which are directly correlated with the increase to asset-based recurring revenues during the period. The acquisitions of PortfolioCenter and PIEtech had an immaterial impact to cost of revenues in the three months ended September 30, 2019. As a percentage of total revenues, cost of revenues decreased from 32% in the three months ended September 30, 2018 to 30% in three months ended September 30, 2019.

Compensation and benefits

Compensation and benefits increased 19% from $80,424 in the three months ended September 30, 2018 to $95,587 in three months ended September 30, 2019. The increase was primarily due to increases in salaries, benefits and related payroll taxes of $9,874, non-cash compensation expense of $4,044 and incentive compensation of $3,037, partially offset by a decrease in severance expense of $2,022. The acquisitions of PortfolioCenter and PIEtech contributed compensation and benefit expenses of $1,222 and $7,461, respectively, to total compensation and benefits expense in the three months ended September 30, 2019. As a percentage of total revenues, compensation and benefits remained consistent at 40% in the three months ended September 30, 2018 and 2019.

General and administration

General and administration expenses increased 21% from $34,810 in the three months ended September 30, 2018 to $42,016 in the three months ended September 30, 2019. The increase was primarily due to increases in transaction related expense of $1,596, rent expense of $1,246, professional and legal fees of $1,219 and marketing expense of $1,139. The acquisitions of PortfolioCenter and PIEtech contributed general and administration expenses of $1,446 and $2,059, respectively, to general and administrative expense in the three months ended September 30, 2019. As a percentage of total revenues, general and administration expenses increased from 17% in the three months ended September 30, 2018 to 18% in the three months ended September 30, 2019.

Depreciation and amortization

Depreciation and amortization expense increased 37% from $19,563 in the three months ended September 30, 2018 to $26,735 in the three months ended September 30, 2019. The increase was primarily due to an increase in intangible asset amortization expense of $5,765, primarily a result of additional intangible assets from the acquisitions of PortfolioCenter and PIEtech. As a percentage of total revenues, depreciation and amortization expense increased from 10% in the three months ended September 30, 2018 to 11% in the three months ended September 30, 2019.

 Income tax provision (benefit)

	Three Months Ended
	September 30,
	2019	2018
Loss before income tax benefit	$(9,941)	$(2,723)
Income tax benefit	(6,977)	(5,234)
Effective tax rate	70.2%	192.2%

For the three months ended September 30, 2019, our effective tax rate differed from the statutory rate primarily due to the windfall from share-based compensation, the executive compensation deduction limitation, additional accruals for uncertain tax positions and differences between the foreign tax rates and statutory US tax rate.

For the three months ended September 30, 2018, our effective tax rate differed from the statutory rate primarily due to the release of the Company's valuation allowance as a result of additional deferred tax liabilities recorded with the acquisition of FolioDynamix as well as differences between the foreign tax rates and statutory US tax rate.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Asset-based recurring revenues

Asset-based recurring revenues decreased 1% from $358,361 in the nine months ended September 30, 2018 to $355,595 in the nine months ended September 30, 2019. The decrease was primarily due to a decrease in asset values applicable to our quarterly billing cycles in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due to a downturn in the equity markets during the fourth quarter of 2018. The decrease was also due to a change in classification of revenues to subscription-based recurring revenues for certain customers, partially offset by the impact of new account growth and positive net flows of AUM/A in the second quarter of 2019. Excluding the acquisitions of PortfolioCenter and PIEtech, asset-based recurring revenues decreased from 60% of total revenue in the nine months ended September 30, 2018 to 56% of total revenue in the nine months ended September 30, 2019.

     The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from 47,292 as of September 30, 2018 to 39,735 as of September 30, 2019 and the number of AUM/A client accounts decreased from approximately 2,300,000 as of September 30, 2018 to approximately 2,100,000 as of September 30, 2019. The decline was due to a change in classification of revenues to subscription-based pricing models in 2018.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 27% from $217,668 in the nine months ended September 30, 2018 to $275,928 in the nine months ended September 30, 2019. This increase was primarily due to an increase of $46,621 in the Envestnet Wealth Solutions segment and an increase of $11,639 in the Envestnet Data & Analytics segment.

The increase in the Envestnet Wealth Solutions segment was primary due to the acquisitions of PortfolioCenter and PIEtech, which contributed revenues of $4,420 and $16,331, respectively, to subscription-based recurring revenues in the nine months ended September 30, 2019. The remaining increase of $25,870 within the Envestnet Wealth Solutions segment is a result of continuing to add clients and selling additional services to existing clients. The increase was also due to a change in classification of revenues from asset-based recurring revenues for certain customers.

The increase in Envestnet Data & Analytics revenue is primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues increased 9% from $26,254 in the nine months ended September 30, 2018 to $28,668 in the nine months ended September 30, 2019. The increase was primarily due to an increase in revenues of $1,755 contributed from the PIEtech Acquisition and an increase in revenues from existing customers.

Cost of revenues

Cost of revenues increased 5% from $195,525 in the nine months ended September 30, 2018 to $205,595 in the nine months ended September 30, 2019. The increase was primarily due to an increase in asset-based cost of revenues of $6,222 and an increase in subscription-based cost of revenues of $3,587. The acquisitions of PortfolioCenter and PIEtech had an immaterial impact to total cost of revenues in the nine months ended September 30, 2019. As a percentage of total revenues, cost of revenues decreased from 32% in the nine months ended September 30, 2018 to 31% in nine months ended September 30, 2019.

Compensation and benefits

Compensation and benefits increased 17% from $244,174 in the nine months ended September 30, 2018 to $285,590 in the nine months ended September 30, 2019. The increase was primarily due to increases in salaries, benefits and related payroll taxes of $21,237, non-cash compensation expense of $13,666 and incentive compensation of $6,034. Included in the increase in incentive compensation is approximately $8,800 in retention bonuses paid in connection with the PIEtech Acquisition. The acquisitions of PortfolioCenter and PIEtech contributed compensation and benefit expenses of $2,475 and $11,864, respectively, to total compensation and benefits expense in the nine months ended September 30, 2019. As a percentage of total revenues, compensation and benefits increased from 41% in the nine months ended September 30, 2018 to 43% in the nine months ended September 30, 2019.

General and administration

General and administration expenses increased 23% from $101,628 in the nine months ended September 30, 2018 to $124,961 in the nine months ended September 30, 2019. The increase was primarily due to increases in transaction related expense of $7,709, systems development expense of $3,049, rent expense of $2,989, professional and legal fees of $2,330, miscellaneous general and administration expense of $1,888, marketing expense of $1,840, travel and entertainment expense of $1,265 and communications and research expense of $1,001. The acquisitions of PortfolioCenter and PIEtech contributed general and administration expenses of $3,320 and $3,122, respectively, to general and administrative expense in the nine months ended September 30, 2019. As a percentage of total revenues, general and administration expenses increased from 17% in the nine months ended September 30, 2018 to 19% in the nine months ended September 30, 2019.

     Depreciation and amortization

Depreciation and amortization expense increased 26% from $58,294 in the nine months ended September 30, 2018 to $73,167 in the nine months ended September 30, 2019. The increase was primarily due to increases in intangible asset amortization expense of $7,993, property and equipment depreciation expense of $4,055 and in internally developed software amortization expense of $2,825, primarily a result of additional intangible assets from the acquisitions of PortfolioCenter and PIEtech. As a percentage of total revenues, depreciation and amortization expense increased from 10% in the nine months ended September 30, 2018 to 11% in the nine months ended September 30, 2019.

Income tax provision (benefit)

	Nine Months Ended
	September 30,
	2019	2018
Loss before income tax benefit	$(52,210)	$(14,140)
Income tax benefit	(31,591)	(18,662)
Effective tax rate	60.5%	132.0%

For the nine months ended September 30, 2019, our effective tax rate differed from the statutory rate primarily due to the release of the Company's valuation allowance of $21,907 primarily as a result of additional deferred tax liabilities recorded with the PIEtech Acquisition, the windfall from share-based compensation, federal and state research and development credits, the executive compensation deduction limitation and additional accruals for uncertain tax positions.

For the nine months ended September 30, 2018, our effective tax rate differed from the statutory rate primarily due to the release of the Company's valuation allowance as a result of deferred tax liabilities recorded with the acquisition of FolioDynamix as well as differences between the foreign tax rates and statutory US tax rate.

Segment Results

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 18—Segment Information” to the condensed consolidated financial statements. Our business segments are as follows:

•	Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet Data & Analytics – a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The following table reconciles income (loss) from operations by segment to net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Envestnet Wealth Solutions	$17,746	$16,549	$46,969	$48,769
Envestnet Data & Analytics	(7,112)	(1,103)	(24,000)	(8,808)
Nonsegment operating expenses	(10,762)	(12,051)	(52,091)	(37,299)
Income (loss) from operations	(128)	3,395	(29,122)	2,662
Other expense, net	(9,813)	(6,118)	(23,088)	(16,802)
Consolidated loss before income tax benefit	(9,941)	(2,723)	(52,210)	(14,140)
Income tax benefit	(6,977)	(5,234)	(31,591)	(18,662)
Consolidated net income (loss)	(2,964)	2,511	(20,619)	4,522
Add: Net (income) loss attributable to non-controlling interest	(116)	443	247	1,010
Consolidated net income (loss) attributable to Envestnet, Inc.	$(3,080)	$2,954	$(20,372)	$5,532

Envestnet Wealth Solutions Segment

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Revenues:
Asset-based	$126,591	$119,097	6%	$355,595	$358,361	(1)%
Subscription-based	57,353	36,228	58%	148,457	101,836	46%
Total recurring revenues	183,944	155,325	18%	504,052	460,197	10%
Professional services and other revenues	4,280	2,142	100%	13,767	10,186	35%
Total revenues	188,224	157,467	20%	517,819	470,383	10%
Operating expenses:
Cost of revenues	65,752	60,275	9%	187,857	182,212	3%
Compensation and benefits	60,836	49,454	23%	165,610	149,391	11%
General and administration	25,476	19,767	29%	71,326	56,090	27%
Depreciation and amortization	18,414	11,422	61%	46,057	33,921	36%
Total operating expenses	170,478	140,918	21%	470,850	421,614	12%
Income from operations	$17,746	$16,549	7%	$46,969	$48,769	(4)%

Three months ended September 30, 2019 compared to three months ended September 30, 2018 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 6% from $119,097 in the three months ended September 30, 2018 to $126,591 in the three months ended September 30, 2019. The increase was primarily due to an increase in asset values applicable to our current quarterly billing cycle as a result of an upswing in the equity markets relative to the comparable 2018 period. In the third quarter of 2019, revenues were also positively affected by new account growth and positive net flows of AUM/A.

Excluding the revenue impact from the acquisitions of PortfolioCenter and PIEtech, asset-based recurring revenue decreased from 76% of total revenue in the three months ended September 30, 2018 to 73% in three months ended September 30, 2019.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from 47,292 as of September 30, 2018 to 39,735 as of September 30, 2019 and the number of AUM/A client accounts decreased from approximately 2,300,000 as of September 30, 2018 to approximately 2,100,000 as of September 30, 2019. The decline in advisors was due to a change in classification of revenues to subscription-based pricing models.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 58% from $36,228 in the three months ended September 30, 2018 to $57,353 in the three months ended September 30, 2019.

The acquisitions of PortfolioCenter and PIEtech contributed revenues of $2,406 and $10,470, respectively, to subscription-based recurring revenues in the three months ended September 30, 2019. Excluding these revenues, the remaining increase of $8,249 is a result of continuing to add new clients, selling additional services to existing clients, and a change in classification of revenues from asset-based recurring revenues for certain customers.

Professional services and other revenues

Professional services and other revenues increased 100% from $2,142 in the three months ended September 30, 2018 to $4,280 in the three months ended September 30, 2019. The increase was primarily due to increase in revenues of $984 contributed from the PIEtech Acquisition.

Cost of revenues

Cost of revenues increased 9% from $60,275 in the three months ended September 30, 2018 to $65,752 in the three months ended September 30, 2019, primarily as a result of an increase in asset-based cost of revenues. The acquisitions of PortfolioCenter and PIEtech had an immaterial impact to total cost of revenues in the three months ended September 30, 2019. As a percentage of total revenues, cost of revenues decreased from 38% in the three months ended September 30, 2018 to 35% in the three months ended September 30, 2019, due to the relative increase in subscription-based revenues, which generally carries a lower cost of revenue than asset-based revenues.

Compensation and benefits

Compensation and benefits increased 23% from $49,454 in the three months ended September 30, 2018 to $60,836 in the three months ended September 30, 2019. This increase is primarily due to increases in salaries, benefits and related payroll taxes of $8,057, non-cash compensation expense of $3,565 and incentive compensation of $2,815, partially offset by a decrease in severance expense of $3,306. The acquisitions of PortfolioCenter and PIEtech contributed $1,222 and $7,461, respectively, to total compensation and benefits expense in the three months ended September 30, 2019. As a percentage of total revenues, compensation and benefits increased from 31% in the three months ended September 30, 2018 to 32% in the three months ended September 30, 2019.

General and administration

General and administration expenses increased 29% from $19,767 in the three months ended September 30, 2018 to $25,476 in the three months ended September 30, 2019. The increase was primarily due to increases in systems development expense of $1,201, rent expense of $1,152, miscellaneous general and administration expense of $1,041 and professional and legal fees of $987. The acquisitions of PortfolioCenter and PIEtech contributed general and administration expenses of $1,446 and $2,059, respectively, to total general and administration expense in the three months ended September 30, 2019. As a percentage of total revenues, general and administration expenses increased from 13% in the three months ended September 30, 2018 to 14% in the three months ended September 30, 2019.

Depreciation and amortization

Depreciation and amortization expense increased 61% from $11,422 in the three months ended September 30, 2018 to $18,414 in the three months ended September 30, 2019. The increase was primarily due to an increase in intangible asset amortization expense of $5,782, primarily a result of additional intangible assets related to the acquisitions of PortfolioCenter and PIEtech. As a percentage of revenues, depreciation and amortization expense increased from 7% in the three months ended September 30, 2018 to 10% in the three months ended September 30, 2019, due to the increased intangible asset amortization expense related to the acquisitions of PortfolioCenter and PIEtech.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues decreased 1% from $358,361 in the nine months ended September 30, 2018 to $355,595 in the nine months ended September 30, 2019. The decrease was primarily due to a decrease in asset values applicable to our quarterly billing cycles in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due to a downturn in the equity markets during the fourth quarter of 2018. The decrease was also due to a change in classification of revenues to subscription-based recurring revenues for certain customers, partially offset by the impact of new account growth and positive net flows of AUM/A in the third quarter of 2019.

Excluding the revenues contributed by the acquisitions of PortfolioCenter and PIEtech, asset-based recurring revenue decreased from 76% of total revenue in the nine months ended September 30, 2018 to 72% of total revenue in the nine months ended September 30, 2019.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from 47,292 as of September 30, 2018 to 39,735 as of September 30, 2019 and the number of AUM/A client accounts decreased from approximately 2,300,000 as of September 30, 2018 to approximately 2,100,000 as of September 30, 2019. The decline in advisors was due to a change in classification of revenues to subscription-based pricing models in 2018.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 46% from $101,836 in the nine months ended September 30, 2018 to $148,457 in the nine months ended September 30, 2019.

The acquisitions of PortfolioCenter and PIEtech contributed revenues of $4,420 and $16,331, respectively, to subscription-based recurring revenues in the three months ended September 30, 2019. The remaining increase of $25,870 is a result of continuing to add new clients, selling additional services to existing clients and a change in classification of revenues from asset-based recurring revenues for certain customers.

Professional services and other revenues

Professional services and other revenues increased 35% from $10,186 in the nine months ended September 30, 2018 to $13,767 in the nine months ended September 30, 2019. The increase was primarily due an increase of $1,755 contributed from the PIEtech Acquisition and an increase in revenues from existing customers.

Cost of revenues

Cost of revenues increased 3% from $182,212 in the nine months ended September 30, 2018 to $187,857 in the nine months ended September 30, 2019, primarily as a result of an increase in asset-based cost of revenues. As a percentage of total revenues, cost of revenues decreased from 39% in the nine months ended September 30, 2018 to 36% in the nine months ended September 30, 2019, primarily due to the growth in higher margin subscription-based recurring revenues.

Compensation and benefits

Compensation and benefits increased 11% from $149,391 in the nine months ended September 30, 2018 to $165,610 in the nine months ended September 30, 2019. The increase is primarily due to increases in salaries, benefits and related payroll taxes of $11,885 and non-cash compensation expense of $9,411, partially offset by a decrease in severance expense of $5,616. The acquisitions of PortfolioCenter and PIEtech contributed compensation and benefit expenses of $2,475 and $11,864, respectively, to compensation and benefits expense in the nine months ended September 30, 2019. As a percentage of total revenues, compensation and benefits remained consistent at 32% in the nine months ended September 30, 2018 and 2019.

General and administration

General and administration expenses increased 27% from $56,090 in the nine months ended September 30, 2018 to $71,326 in the nine months ended September 30, 2019. The increase was primarily due to increases in systems development expense of $2,999, rent expense of $2,810, professional and legal fees of $2,126, miscellaneous general and administration expense of $1,424, communications and research expense of $1,292, marketing expense of $1,250 and travel and entertainment expense of $1,062. The acquisitions of PortfolioCenter and PIEtech contributed general and administrative expenses of $3,320 and $3,122, respectively, to total general and administrative expense in the nine months ended September 30, 2019. As a percentage of total revenues, general and administration expenses increased from 12% in the nine months ended September 30, 2018 to 14% in the nine months ended September 30, 2019.

Depreciation and amortization

Depreciation and amortization expense increased 36% from $33,921 in the nine months ended September 30, 2018 to $46,057 in the nine months ended September 30, 2019. The increase was primarily due to an increase in internally developed software amortization expense of $2,825 and an increase in intangible asset amortization expense of $8,042, primarily a result of additional intangible assets related to the acquisitions PortfolioCenter Acquisition and the PIEtech Acquisition. As a percentage of revenues, depreciation and amortization expense increased from 7% in the nine months ended September 30, 2018 to 9% in the nine months ended September 30, 2019.

Envestnet Data & Analytics Segment

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Revenues:
Subscription-based	$43,230	$39,966	8%	$127,471	$115,832	10%
Professional services and other revenues	4,626	5,723	(19)%	14,901	16,068	(7)%
Total revenues	47,856	45,689	5%	142,372	131,900	8%
Operating expenses:
Cost of revenues	6,118	4,689	30%	17,738	13,313	33%
Compensation and benefits	28,956	25,495	14%	91,913	77,501	19%
General and administration	11,573	8,467	37%	29,611	25,521	16%
Depreciation and amortization	8,321	8,141	2%	27,110	24,373	11%
Total operating expenses	54,968	46,792	17%	166,372	140,708	18%
Loss from operations	$(7,112)	$(1,103)	*	$(24,000)	$(8,808)	172%

Three Months Ended September 30, 2019 compared to three months ended September 30, 2018 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 8% from $39,966 in the three months ended September 30, 2018 to $43,230 in the three months ended September 30, 2019, primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 19% from $5,723 in the three months ended September 30, 2018 to $4,626 in the three months ended September 30, 2019 due to timing of the completion of projects.

Cost of revenues

Cost of revenues increased 30% from $4,689 in the three months ended September 30, 2018 to $6,118 in the three months ended September 30, 2019, primarily due to an increase in subscription-based recurring revenues. As a percentage of total revenues, cost of revenues increased from 10% in the three months ended September 30, 2018 to 13% in the three months ended September 30, 2019, primarily due to increases in lower margin subscription-based recurring revenues.

Compensation and benefits

Compensation and benefits increased 14% from $25,495 in the three months ended September 30, 2018 to $28,956 in the three months ended September 30, 2019, primarily due to severance expense of $1,218, increases in salaries, benefits and related payroll taxes of $1,100 as a result of increased headcount to support organic growth, non-cash compensation expense of $679 and incentive compensation of $488. As a percentage of total revenues, compensation and benefits increased from 56% in the three months ended September 30, 2018 to 61% in the three months ended September 30, 2019. The increase in compensation and benefits as a percentage of total revenues is primarily due to increased severance expense as well as higher growth in compensation and benefits expense compared to lower growth in revenue.

General and administration

General and administration expenses increased 37% from $8,467 in the three months ended September 30, 2018 to $11,573 in the three months ended September 30, 2019, primarily due to a legal matter (see “Part II, Item 1. Legal Proceedings”) resulting in litigation related expenses amounting to $2,065, an earn-out payment related to a prior acquisition of $312 and increases in bad debt expense of $210. As a percentage of total revenues, general and administration expenses increased from 19% to 24% for the three months ended September 30, 2018 and 2019, primarily due to expenses associated with the legal matter.

Depreciation and amortization

Depreciation and amortization expense increased 2% from $8,141 in the three months ended September 30, 2018 to $8,321 in the three months ended September 30, 2019, primarily due to an increase in depreciation of property and equipment resulting from asset purchases. As a percentage of total revenues, depreciation and amortization expense decreased from 18% in the three months ended September 30, 2018 to 17% in the three months ended September 30, 2019.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 10% from $115,832 in the nine months ended September 30, 2018 to $127,471 in the nine months ended September 30, 2019, primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 7% from $16,068 in the nine months ended September 30, 2018 to $14,901 in the nine months ended September 30, 2019 due to timing of the completion of projects.

Cost of revenues

Cost of revenues increased 33% from $13,313 in the nine months ended September 30, 2018 to $17,738 in the nine months ended September 30, 2019, primarily due to an increase in subscription-based recurring revenues. As a percentage of total revenues, cost of revenues increased from 10% in the nine months ended September 30, 2018 to 12% in the nine months ended September 30, 2019.

Compensation and benefits

Compensation and benefits increased 19% from $77,501 in the nine months ended September 30, 2018 to $91,913 in the nine months ended September 30, 2019, primarily due to increases in salaries, benefits and related payroll taxes of $8,084 as a result of increased headcount to support organic growth, severance expense of $5,331 and non-cash compensation expense of $3,234, partially offset by a decrease in incentive compensation expense of $2,572. As a percentage of total revenues, compensation and benefits increased from 59% in the nine months ended September 30, 2018 to 65% in the nine months ended September 30, 2019. The increase in compensation and benefits as a percentage of total revenues is primarily due to increased severance expense as well as higher growth in compensation and benefits expense and non-cash compensation compared to lower growth in revenue.

General and administration

General and administration expenses increased 16% from $25,521 in the nine months ended September 30, 2018 to $29,611 in the nine months ended September 30, 2019, primarily due to a legal matter (see “Part II, Item 1. Legal Proceedings”) resulting in litigation related and non-recurring expenses amounting to $2,065, and increases in marketing expense of $574 and professional and legal fees of $304. As a percentage of total revenues, general and administration expenses increased from 19% to 21% for the nine months ended September 30, 2018 and 2019.

Depreciation and amortization

Depreciation and amortization expense increased 11% from $24,373 in the nine months ended September 30, 2018 to $27,110 in the nine months ended September 30, 2019, primarily due to an increase in depreciation of property and equipment of $2,224 resulting from a purchase price accounting adjustment. As a percentage of total revenues, depreciation and amortization expense increased from 18% in the nine months ended September 30, 2018 to 19% in the nine months ended September 30, 2019.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$5,795	$5,478	6%	$28,067	$17,285	62%
General and administration	4,967	6,573	(24)%	24,024	20,014	20%
Nonsegment operating expenses	$10,762	$12,051	(11)%	$52,091	$37,299	40%

Three Months Ended September 30, 2019 compared to three months ended September 30, 2018 for Nonsegment

Compensation and benefits

Compensation and benefits increased 6% from $5,478 in the three months ended September 30, 2018 to $5,795 in the three months ended September 30, 2019, primarily due to an increase in salaries, benefits and related payroll taxes of $717, partially offset by decreases in incentive compensation of $266 and non-cash compensation expense of $200.

General and administration

General and administration expenses decreased 24% from $6,573 in the three months ended September 30, 2018 to $4,967 in the three months ended September 30, 2019, primarily due to decreases in systems development expense of $868, transaction related expense of $445 and insurance and bank fees of $304.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018 for Nonsegment

Compensation and benefits

Compensation and benefits increased 62% from $17,285 in the nine months ended September 30, 2018 to $28,067 in the nine months ended September 30, 2019, primarily due to an increase in incentive compensation of $8,112, primarily a result of approximately $8,800 in retention bonuses paid in connection with the PIEtech Acquisition, an increase in salaries, benefits and related payroll taxes of $1,268 and an increase in non-cash compensation expense of $991.

General and administration

General and administration expenses increased 20% from $20,014 in the nine months ended September 30, 2018 to $24,024 in the nine months ended September 30, 2019, primarily due to an increase in transaction related expense of $4,192.

Non-GAAP Financial Measures

In addition to reporting results according to GAAP, we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues,” “adjusted net revenues,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per share.”

We introduced adjusted net revenues as a non-GAAP financial metric in the first quarter of 2019 to eliminate the effects of asset-based costs of revenue, which is included in both asset-based recurring revenue and cost of revenue in the our condensed consolidated statements of operations. As our business model moves towards a more subscription-based recurring revenue model, excluding this portion of our revenue from certain analysis performed by management improves the usefulness and comparability of such analysis when evaluating the growth and profitability of the overall business, and in comparing segment performance.  While the amounts included in the calculation of adjusted net revenues are disclosed in our condensed consolidated financial statements and footnotes, management believes providing more transparency into this metric is beneficial to investors who wish to evaluate our performance in this fashion. Adjusted revenues and Adjusted net revenues have limitations as financial measures, should be considered as supplemental in nature and are not meant as a substitute for revenue prepared in accordance with GAAP.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration and purchase liability, income tax benefit, depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, severance, litigation related expense, foreign currency, non-income tax expense adjustment, loss allocation from equity method investment and (income) loss attributable to non‑controlling interest.

“Adjusted net income” represents net income (loss) before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non‑cash interest expense, non‑cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, litigation related expense, foreign currency, non-income tax expense adjustment, loss allocation from equity method investment and (income) loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

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

•
Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards we paid net cash of $7,826 and $3,874 for the nine months ended September 30, 2019 and 2018, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•
Other companies in our industry may calculate adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues and adjusted net revenues based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Total revenues	$236,080	$203,156	$660,191	$602,283
Deferred revenue fair value adjustment	3,250	26	6,670	92
Adjusted revenues	239,330	203,182	666,861	602,375
Less: Asset-based cost of revenues	(64,339)	(57,932)	(178,474)	(172,252)
Adjusted net revenues	$174,991	$145,250	$488,387	$430,123

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income (loss)	$(2,964)	$2,511	$(20,619)	$4,522
Add (deduct):
Deferred revenue fair value adjustment	3,250	26	6,670	92
Interest income	(448)	(619)	(2,859)	(1,403)
Interest expense	8,986	6,920	24,345	18,148
Accretion on contingent consideration and purchase liability	498	13	1,240	209
Income tax benefit	(6,977)	(5,234)	(31,591)	(18,662)
Depreciation and amortization	26,735	19,563	73,167	58,294
Non-cash compensation expense	15,389	10,603	43,241	29,574
Restructuring charges and transaction costs	4,151	4,096	24,725	10,033
Severance	2,387	4,408	8,147	8,269
Litigation related expense	2,065	—	2,065	—
Foreign currency	363	(431)	208	(1,002)
Non-income tax expense adjustment	362	(23)	1,480	(124)
Loss allocation from equity method investment	957	258	1,507	1,069
(Income) loss attributable to non-controlling interest	(210)	488	31	1,072
Adjusted EBITDA	$54,544	$42,580	$131,757	$110,092

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income (loss)	$(2,964)	$2,511	$(20,619)	$4,522
Income tax provision (benefit) (1)	(6,977)	(5,234)	(31,591)	(18,662)
Loss before income tax provision (benefit)	(9,941)	(2,723)	(52,210)	(14,140)
Add (deduct):
Deferred revenue fair value adjustment	3,250	26	6,670	92
Accretion on contingent consideration and purchase liability	498	13	1,240	209
Non-cash interest expense	5,006	4,435	14,268	9,335
Non-cash compensation expense	15,389	10,603	43,241	29,574
Restructuring charges and transaction costs	4,151	4,096	24,725	10,033
Severance	2,387	4,408	8,147	8,269
Amortization of acquired intangibles and fair value adjustment to property and equipment, net	19,242	13,477	51,048	40,831
Litigation related expense	2,065	—	2,065	—
Foreign currency	363	(431)	208	(1,002)
Non-income tax expense adjustment	362	(23)	1,480	(124)
Loss allocation from equity method investment	957	258	1,507	1,069
(Income) loss attributable to non-controlling interest	(210)	488	31	1,072
Adjusted net income before income tax effect	43,519	34,627	102,420	85,218
Income tax effect (2)	(11,097)	(9,348)	(26,117)	(23,008)
Adjusted net income	$32,422	$25,279	$76,303	$62,210

Basic number of weighted-average shares outstanding	52,215,469	45,475,884	50,414,427	45,087,932
Effect of dilutive shares:
Options to purchase common stock	953,184	1,323,712	1,107,995	1,348,699
Unvested restricted stock units	548,057	719,564	662,364	832,848
Convertible notes	9,875	—	11,637	—
Warrants	—	—	—	—
Diluted number of weighted-average shares outstanding	53,726,585	47,519,160	52,196,423	47,269,479
Adjusted net income per share - diluted	$0.60	$0.53	$1.46	$1.32

(1)
For the three months ended September 30, 2019 and 2018, the effective tax rate computed in accordance with GAAP equaled 70.2% and 192.2%, respectively. For the nine months ended September 30, 2019 and 2018, the effective tax rate computed in accordance with GAAP equaled 60.5% and 132.0%, respectively.

(2)	Estimated normalized effective tax rates of 25.5% and 27.0% have been used to compute adjusted net income for the three and nine months ended September 30, 2019 and 2018, respectively.

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

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$188,224	$47,856	$—	$236,080
Deferred revenue fair value adjustment	3,250	—	—	3,250
Adjusted revenues	191,474	47,856	—	239,330
Less: Asset-based cost of revenues	(64,339)	—	—	(64,339)
Adjusted net revenues	$127,135	$47,856	$—	$174,991

Income (loss) from operations	$17,746	$(7,112)	$(10,762)	$(128)
Add:
Deferred revenue fair value adjustment	3,250	—	—	3,250
Accretion on contingent consideration and purchase liability	498	—	—	498
Depreciation and amortization	18,414	8,321	—	26,735
Non-cash compensation expense	9,317	3,844	2,228	15,389
Restructuring charges and transaction costs	733	624	2,794	4,151
Non-income tax expense adjustment	299	63	—	362
Severance	1,076	1,218	93	2,387
Litigation related expense	—	2,065	—	2,065
Other	46	(1)	—	45
(Income) loss attributable to non-controlling interest	(210)	—	—	(210)
Adjusted EBITDA	$51,169	$9,022	$(5,647)	$54,544

	Three Months Ended September 30, 2018
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$157,467	$45,689	$—	$203,156
Deferred revenue fair value adjustment	26	—	—	26
Adjusted revenues	157,493	45,689	—	203,182
Less: Asset-based cost of revenues	(57,932)	—	—	(57,932)
Adjusted net revenues	$99,561	$45,689	$—	$145,250

Income (loss) from operations	$16,549	$(1,103)	$(12,051)	$3,395
Add:
Deferred revenue fair value adjustment	26	—	—	26
Accretion on contingent consideration and purchase liability	13	—	—	13
Depreciation and amortization	11,422	8,141	—	19,563
Non-cash compensation expense	5,010	3,165	2,428	10,603
Restructuring charges and transaction costs	2,198	310	1,588	4,096
Non-income tax expense adjustment	(147)	—	—	(147)
Severance	4,381	—	27	4,408
Other	—	—	135	135
(Income) loss attributable to non-controlling interest	488		—	488
Adjusted EBITDA	$39,940	$10,513	$(7,873)	$42,580

	Nine months ended September 30, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$517,819	$142,372	$—	$660,191
Deferred revenue fair value adjustment	6,670	—	—	6,670
Adjusted revenues	524,489	142,372	—	666,861
Less: Asset-based cost of revenues	(178,474)	—	—	(178,474)
Adjusted net revenues	$346,015	$142,372	$—	$488,387

Income (loss) from operations	$46,969	$(24,000)	$(52,091)	$(29,122)
Add:
Deferred revenue fair value adjustment	6,670	—	—	6,670
Accretion on contingent consideration and purchase liability	1,240	—	—	1,240
Depreciation and amortization	46,057	27,110	—	73,167
Non-cash compensation expense	23,586	11,799	7,856	43,241
Restructuring charges and transaction costs	1,789	1,393	21,543	24,725
Non-income tax expense adjustment	1,407	73	—	1,480
Severance	2,244	5,714	189	8,147
Litigation related expense	—	2,065	—	2,065
Other	111	—	2	113
(Income) loss attributable to non-controlling interest	31	—	—	31
Adjusted EBITDA	$130,104	$24,154	$(22,501)	$131,757

	Nine Months Ended September 30, 2018
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$470,383	$131,900	$—	$602,283
Deferred revenue fair value adjustment	84	8	—	92
Adjusted revenues	470,467	131,908	—	602,375
Less: Asset-based cost of revenues	(172,252)	—	—	(172,252)
Adjusted net revenues	$298,215	$131,908	$—	$430,123

Income (loss) from operations	$48,769	$(8,808)	$(37,299)	$2,662
Add:
Deferred revenue fair value adjustment	84	8	—	92
Accretion on contingent consideration and purchase liability	209	—	—	209
Depreciation and amortization	33,921	24,373	—	58,294
Non-cash compensation expense	14,144	8,565	6,865	29,574
Restructuring charges and transaction costs	2,423	913	6,697	10,033
Non-income tax expense adjustment	(124)	—	—	(124)
Severance	7,859	383	27	8,269
Other	—	—	11	11
(Income) loss attributable to non-controlling interest	1,072	—	—	1,072
Adjusted EBITDA	$108,357	$25,434	$(23,699)	$110,092

Liquidity and Capital Resources

As of September 30, 2019, we had total cash and cash equivalents of $71,632 compared to $289,345 as of December 31, 2018. We plan to use existing cash, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities. As of September 30, 2019, we had $400,000 available to borrow under our revolving credit facility, subject to covenant compliance. We funded the May 1, 2019 PIEtech acquisition with a combination of cash on our balance sheet and additional borrowings under our revolving credit facility. As a result of these borrowings, we expect our cash interest payments to increase. The $172,500 aggregate principal amount of our Convertible Notes due 2019 matures on December 15, 2019. We plan to use a combination of cash on hand and borrowings on our revolving credit facility to settle the Convertible Notes due 2019.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$61,845	$83,314
Net cash used in investing activities	(364,518)	(229,658)
Net cash provided by financing activities	85,062	238,976
Effect of exchange rate on changes on cash	(178)	(1,047)
Net increase (decrease) in cash, cash equivalents and restricted cash	(217,789)	91,585
Cash, cash equivalents and restricted cash, end of period	71,882	153,700

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2019 was $61,845 compared to net cash provided by operating activities of $83,314 for the same period in 2018. The decrease was primarily due to a net loss of $20,619 in the nine months ended September 30, 2019 compared to net income of $4,522 for the same period in 2018, a change in deferred income taxes of $15,772 and a net decrease in the change in operating assets and liabilities of $14,378, partially offset by an increase in non-cash compensation of $13,593, an increase in depreciation and amortization of $14,873 and an increase in non-cash interest expense of $4,858.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $364,518 compared to net cash used in investing activities of $229,658 for the same period in 2018. The change was primarily a result of an increase in cash disbursements for acquisitions of $126,612 and an increase in the capitalization of internally developed software costs of $6,038.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $85,062 compared to net cash provided by financing activities of $238,976 for the same period in 2018. The change was primarily the result of a decrease in proceeds from a May 2018 issuance of convertible notes of $345,000 and reduced borrowings on our revolving credit facility of $20,000, partially offset by a decrease in payments on our revolving credit facility of $201,168 and a decrease in total paid debt issuance costs of $7,879.

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

On September 17, 2019, the Company and Yodlee filed a motion to dismiss certain of the claims in the complaint filed by FinancialApps, including the copyright infringement, unfair competition and fraud claims. FinancialApps filed its brief in opposition on October 30, 2019. The motion will be fully briefed by November 13, 2019. On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts.  The Company believes FinancialApps’s allegations are without merit and intends to defend the action and litigate the counterclaims vigorously.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2019. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

Leases

We have operating leases for corporate offices and certain equipment, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 90 days. Our leases have remaining lease terms of 1 month to 13 years. For the three and nine months ended September 30, 2019, our total operating lease cost was $4,535 and $13,030, respectively.
Future minimum lease payments under non-cancellable leases, as of September 30, 2019, were as follows:

Operating
Leases
Years Ending December 31,
Remainder of 2019	$4,494
2020	17,947
2021	16,366
2022	12,030
2023	10,540
Thereafter	64,800
Total future minimum lease payments	126,177
Less imputed interest	(29,897)
Total operating lease liabilities	$96,280

As of September 30, 2019, the Company has several operating lease commitments, primarily for our corporate offices, that have not yet commenced. These operating leases are expected to commence through January 2024 with lease terms of up to 13 years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk

Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the three and nine months ended September 30, 2019, 54% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net income to decrease.

Foreign currency risk

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and nine months ended September 30, 2019, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of $958 and $2,646 to pre‑tax earnings, respectively, and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of $783 and $2,165 to pre‑tax earnings, respectively.

A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the three and nine months ended September 30, 2019, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of approximately $90 and $947 to pre‑tax earnings, respectively.

Interest rate risk

We are subject to market risk from changes in interest rates. The Company has a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50% and 3.25%. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Credit Agreement. Interest charged on the revolving credit facility for the third quarter of 2019 was approximately 4.9%. As of September 30, 2019, there was $100,000 of revolving credit amounts outstanding under the Credit Agreement. The Company incurred interest expense of $1,716 and $3,285 for the three and nine months ended September 30, 2019, respectively, related to the Credit Agreement. A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense by approximately $313 on an annual basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of September 30, 2019, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Commitments and Off-Balance Sheet Arrangements section” for Legal Proceedings details.

Item 1A. Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our 2018 Form 10-K, when making investment decisions regarding our securities. Other than as provided below, the risk factors that were disclosed in our 2018 Form 10-K have not materially changed since the date our 2018 Form 10-K was filed.

We depend on our senior management team and other key personnel and the loss of their services could have a material adverse effect on our results of operations, financial condition or business.

We depend on the efforts, relationships and reputations of our senior management team and other key personnel, in order to successfully manage our business. We believe that success in our business will continue to be based upon the strength of our intellectual capital. On October 3, 2019, Jud Bergman, our Chairman and Chief Executive Officer, died in an automobile accident. Bill Crager, President and the Chief Executive of Envestnet Wealth Solutions, was named Interim Chief Executive Officer. Through appropriate succession planning and the leadership of our Board of Directors and executive management team, our business has not been materially impacted. However, the loss of the services of additional members of our senior management team or of other key personnel could have a material adverse effect on our results of operations, financial condition or business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
July 1, 2019 through July 31, 2019	—	$—	—	1,956,390
August 1, 2019 through August 31, 2019	—	—	—	1,956,390
September 1, 2019 through September 30, 2019	—	—	—	1,956,390

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of September 30, 2019, 1,956,390 of shares could still be purchased under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

See the exhibit index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1
Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 27, 2019, among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Bank of Montreal as Administrative Agent *

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Interim Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

* Certain information identified in the exhibit has been excluded.
** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (iii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018; (v) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018; (vi) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2019.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Interim Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer