Form 10-K
period 2019-12-31
ENVESTNET, INC.
filed 2020-02-28
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34835
_________________________________________
Envestnet, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware	20-1409613
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

35 East Wacker Drive, Suite 2400	Chicago,	Illinois	60601
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (312) 827-2800
_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.005 per share	ENV	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2019 as reported on The New York Stock Exchange on that date: $2,206,054,725. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, and (ii) officers and directors of the registrant, as of June 30, 2019, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

As of February 21, 2020, 52,904,138 shares of the common stock with a par value of $0.005 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, which will be filed within 120 days after the close of the 2019 fiscal year.

Forward‑Looking Statements
Unless otherwise indicated, the terms “Envestnet,” “the Company,” “we,” “us” and “our” refer to Envestnet, Inc. and its subsidiaries as a whole.
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

•	the deployment of our solutions by customers and potential delays and risks inherent in the process;

•	the competitiveness of our solutions and services as compared to those of others;

•	the concentration of our revenues from the delivery of our solutions and services to clients in the financial services industry;

•	our reliance on a limited number of clients for a material portion of our revenue;

•	the impact of fluctuations in market conditions and interest rates on the demand for our products and services and the value of assets under management or administration;

•	changes in investing patterns on the assets on which we derive revenue and the freedom of investors to redeem or withdraw investments generally at any time;

•	the renegotiation of fees by our clients;

•	our ability to keep up with rapid technological change, evolving industry standards or changing requirements of clients;

•	our ability to introduce new solutions and services and enhancements;

•	our ability to maintain the security and integrity of our systems and facilities and to maintain the privacy of personal information and potential liabilities for data security breaches;

•
the effect of privacy laws and regulations, industry standards and contractual obligations and changes to these laws, regulations, standards and obligations on how we operate our business and the negative effects of failure to comply with these requirements;

•	liabilities associated with potential, perceived or actual breaches of fiduciary duties and/or conflicts of interest;

•	failure of our solutions, services or systems, or those of third parties on which we rely, to work properly;

•	harm to our reputation;

•	our failure to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities;

•	our inability to maintain our payment network with third-party service providers, or difficulties encountered by our disbursement partners;

•	limitations on our ability to access information from third parties or charges for accessing such information;

•	failure by our customers to obtain proper permissions or waivers for our use of disclosure of information;

•	potential liability for use of inaccurate information by third parties provided by us;

•	the failure of our insurance to adequately protect us;

•	our dependence on our senior management team;

•	our ability to recruit and retain qualified employees;

•	regulatory compliance failures;

•	changes in laws and regulations, including tax laws and regulations, or the inability to continue to rely on exemptions from the applicability of certain laws or regulations;

•	the occurrence of a deemed “change of control”;

•	adverse judicial or regulatory proceedings against us;

•	the failure to protect our intellectual property rights;

•	potential claims by third parties for infringement or their intellectual property rights;

•	our use of open source coding;

•	protection of trade secrets and other proprietary information;

•	risks associated with our international operations;

•	the impact of fluctuations in foreign currency exchange rates;

•	the uncertainty of the application and interpretation of certain tax laws;

•	changes in accounting principles and standards;

•	changes in the estimates of fair value of reporting units or of long-lived assets;

•	issuances of additional shares of common stock or issuances of shares of preferred stock or convertible securities on our existing stockholders;

•	general economic conditions, political and regulatory conditions;

•	global events, natural disasters, environmental disasters, terrorist attacks and pandemics, including their impact on the economy and trading markets; and

•	management’s response to these factors.
More information on these important factors that could cause actual results to differ materially from the forward‑looking statements we make in this annual report are set forth in Part I under “Risk Factors”. In addition, there may be other factors of which we are presently unaware or that we currently deem immaterial that could cause our actual results to be materially different from the results referenced in the forward‑looking statements. All forward‑looking statements contained in this annual report and documents incorporated herein by reference are qualified in their entirety by this cautionary statement. Forward‑looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward‑looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events, except as required by applicable law. If we do update one or more forward‑looking statements, no inference should be made that we will make additional updates with respect to those or other forward‑looking statements.
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
Except where we have otherwise indicated or the context otherwise requires, dollar amounts presented in this Form 10‑K are in thousands, except for the Exhibits and per share amounts.

Item 1. Business
General
Envestnet, a Delaware corporation, is a leading provider of intelligent systems for wealth management and financial wellness. Envestnet’s unified technology enhances advisor productivity and strengthens the wealth management process. Envestnet empowers enterprises and advisors to more fully understand their clients and deliver better outcomes.
More than 4,700 companies, including 16 of the 20 largest U.S. banks, 43 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIAs”) and hundreds of internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences and help drive better outcomes for enterprises, advisors and their clients.
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
Segments
Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in Part II, Item 8, “Note 19—Segment Information”. Our business segments are as follows:

•	Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.
Envestnet Wealth Solutions Segment
Envestnet Wealth Solutions empowers financial advisors at broker-dealers, banks and RIAs with the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. At the end of 2019, Envestnet Wealth Solutions’ platform assets grew to approximately $4 trillion in nearly 11.9 million accounts overseen by more than 100 thousand advisors.
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

As the tables below indicate, Envestnet Wealth Solutions has experienced steady and significant growth over the last several years. We believe this growth is attributable to secular trends in the wealth management industry, the uniqueness and comprehensiveness of our products, as well as acquisitions. Periodically clients have chosen to change the way they pay for our solution, whereby they switch from an asset-based pricing model to a subscription-based model, which has increased our subscription-based metrics.
The following charts show growth in the number of advisors, accounts and assets supported by Envestnet Wealth Solutions, distinguishing those metrics between assets under management or administration (“AUM/A”) and subscription:
AUM/A & Subscription Advisors

AUM/A & Subscription Accounts
(in thousands)

12,000
10,000
8,000
6,000
4,000
2,000
0
2,991
3,631
6,137
6,958
10,864
11,922
2014
2015
2016
2017
2018
2019

Asset Type	2014	2015	2016	2017	2018	2019
AUM	310	490	545	686	816	935
AUA	667	808	995	1,218	1,183	1,194
Subscription	2,014	2,333	4,597	5,054	8,865	9,793

AUM/A & Subscription
($ in billions)

Envestnet Data & Analytics Segment
Envestnet Data & Analytics is a leading data aggregation and data intelligence platform. As an artificial intelligence (“AI”) and data specialist, Envestnet Data & Analytics gathers, refines and aggregates a massive set of end-user permissioned transaction level data, and combines them with financial applications, reports, market research analysis, and application programming interfaces (“APIs”) for its customers.
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

•
The Financial Institutions group provides customers with secure access to open APIs, end-user facing applications powered by our platform and APIs (“FinApps”), and reports. Customers receive end user-permissioned transaction data elements that we aggregate and cleanse. Envestnet Data & Analytics also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, credit card, payments and small-medium business solutions. They are targeted at the retail financial, wealth management, small business, credit card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Yodlee Expense and Income Analysis FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 21,000 sources, including banking, investment, loan, and credit card information.

•
The Yodlee Interactive group enables customers to develop new applications and enhance existing solutions. These customers operate in a number of sub-vertical markets, including wealth management, personal financial management, small business accounting, small business lending and authentication. They use the Envestnet Data & Analytics platform to build solutions that leverage our open APIs and provide access to a large end user base. In addition to aggregated transaction-level account data elements, we provide YI customers with secure access to account verification, money movement and risk assessment tools via our APIs. We play a critical role in transferring innovation from financial technology innovators to financial institutions. For example, YI customers use Envestnet Data & Analytics applications to provide working capital to small businesses online; personalized financial management, planning and advisory services; e-commerce payment solutions; and online accounting systems for small businesses. We provide access to our solutions across multiple channels, including web, tablet and mobile.

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
Envestnet Analytics provides data analytics, mobile sales solutions, and online educational tools to financial advisors, asset managers and enterprises. These tools empower financial services firms to extract key business insights to run their business better and provide timely and focused support to advisors. Our dashboards deliver segmentation analytics, multi-dimensional benchmarking, and practice pattern analyses that provide critical insights to clients.
We believe that our brand leadership, innovative technology and intellectual property, large customer base, and unique data gathering and enrichment provide us with competitive advantages that have enabled us to generate strong growth.

Market Opportunity
The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household financial assets totaled approximately $91 trillion as of September 30, 2019, representing a sizeable wealth management opportunity. According to Boston Consulting Group's Global Wealth Report 2019, North American wealth is expected to grow by 5.4% each year between 2018 and 2023 to exceed $115 trillion. Investable assets are projected to rise to 56% of this total, or some $65 trillion. Based on data from Cerulli Associates, advisors had discretion over 58% of managed account assets as of September 30, 2019.
In the next 5-10 years, we believe that fewer firms and fewer advisors will manage more assets, making scale and operational efficiency far more important. This will require firms to integrate technology in all areas of their business. According to Aite Groups Technology Integration Turbocharges Advisor Productivity Report, Envestnet's integrated technology delivers significant gains in operational efficiency.
The following trends are impacting Envestnet’s business and creating a large and growing market opportunity for technology‑enabled investment solutions and services like ours:

•
Wealth management continues to evolve as discount brokers and robo-advisors try to move ‘up market’ into financial advice and private banks try to move ‘down market’ from the ultra-high-net-worth, setting their sights on a broader swath of the end-consumer market.

•	Fee pressure, digital advice and regulations (including Regulation Best Interest) add to the burden advisors and firms have to be profitable and maintain profit margins.

•
While the future of financial advice grows more dependent on technology, investors want technology to complement, not replace, human advisors. According to studies from the Million Dollar Round Table and the Money Management Institute, the vast majority prefer working with a human advisor to build a trusting relationship.

•
Advisors who use an integrated, all-in-one solution reported higher satisfaction with technology than advisory firms that are on open-architecture platforms or those that select individual pieces of technology. According to the 2019 InvestmentNews Advisor Technology Study, top-performing advice firms evaluate their technology more frequently and focus more on the impact that technology has on productivity and profitability. These firms place greater importance on technology that improves client experiences through more personalized advice, better outcomes and more effective marketing efforts.

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
Despite this potential variance, we believe that Envestnet’s subscription fees are also highly predictable because they are generally established in multi‑year contracts providing longer‑term visibility regarding that portion of total revenues.
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
We have historically made significant investments in platform development in order to enhance and expand our technology platforms and expect to continue to make significant investments in the future. In the years ended December 31, 2019, 2018 and 2017, we incurred technology development costs totaling approximately $59,850, $52,840 and $40,800, respectively. Of these costs, we capitalized approximately $34,000, $24,000 and $12,600, respectively, as internally developed software. We expect to continue focusing our technology development efforts principally on adding features to increase our market competitiveness, enhancements to improve operating efficiency, address regulatory demands and reduce risk and client‑driven requests for new capabilities.

Our proprietary web‑based platforms provide financial advisors with access to investment solutions and services that address in one unified, centrally‑hosted platform, based on our knowledge of the industry, the widest range of front‑, middle‑ and back‑office needs in our industry. The “open architecture” design of our technology platforms provide financial advisors with flexibility in terms of the investment solutions and services they access, and configurability in the manner in which the financial advisors utilize particular investment solutions and services. The multi‑tenant platform architecture ensures that this level of flexibility and customization is achieved without requiring us to create unique applications for each client, thereby reducing the need for additional technology personnel and associated expenses. In addition, though our technology platforms are designed to deliver a breadth of functions, financial advisors are able to select from the various investment solutions and services we offer, without being required to subscribe to or purchase more than what they believe is necessary.
Our data aggregation platform collects a wide variety of end user-permissioned transaction-level data from over 21,000 sources, including banking, investment, loan and credit card information, and puts this data in a common repository. Envestnet Data & Analytics developed robust proprietary technology and processes and established relationships that allows us to curate these data sources and expand our access to new data sources. Over 60% of this data is collected through structured feeds from our FI customers and other FIs. These structured feeds, which consist of either batch files pushed to us or real-time access, provide this critical data efficiently and at scale. Where we do not have direct connections, we capture data using our proprietary information-gathering techniques.
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
Our analytics platform provides a highly scalable cloud-based environment that supports a cost effective and secure way of handling very large data sets, permitting us to develop and test new machine learning algorithms and transform these data sets using the resulting models. The results of the computations can be accessed interactively, as files, or via API access through our data aggregation platform.
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

•
Financial institutions. We serve global banks through financial applications. Envestnet Data & Analytics Retail Banking solution is a set of innovative FinApps providing consumers with a clear picture and greater insight into their financial lives. It enables customers to consolidate all their financial account information in one place, giving them a better handle on their money. Personalized tools allow them to manage, and meet their financial goals – which in turn makes them more engaged and more loyal customers.

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
To implement our marketing efforts, we generally employ paid print and online advertisements in a variety of industry publications, as well as promotions that include e-blast campaigns and sponsored webinars for financial advisors. We also partner with independent broker‑dealers on direct mail campaigns targeting such firms’ financial advisors to describe the investment solutions and services that we offer, produce brochures and presentations for financial advisors to use with their clients and we create internet pages or sites to promote our investment solutions and services. Envestnet Data & Analytics employs a variety of integrated sales and marketing initiatives, including hosted demand generation webinars, sponsorship and partnership of key industry conferences, customer and developer-focused events and programs, incubator efforts and other high-profile activities designed to demonstrate thought leadership and engage new audiences in actionable and measurable ways. We employ many tools, including web and social properties, integrated creative campaigns consisting of online advertising, digital content marketing, direct mail and blogs. Envestnet Data & Analytics also supports industry analyst relations and media relations activities. In addition, our marketing efforts develop FI customer best practices tools to drive deeper consumer activity and engagement.

Competition
Our competitors offer a variety of products and services that compete with one or more of the investment solutions and services provided through our technology platforms; although, based on our industry experience, we believe that none offers a more comprehensive set of products and services than we do.
Within Envestnet Wealth Solutions, we compete on the basis of several factors, including:

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
Our Envestnet Data & Analytics group competes with other financial technology companies, global payment networks, credit bureaus and data and analytic providers. Based on our industry experience, we do not believe any single company in the data aggregation and data intelligence space offers a comprehensive platform with diverse features such as ours.
Within Envestnet Data & Analytics, we compete on the basis of several factors, including:

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
Regulation
Overview
The financial services industry is among the most extensively regulated industries in the United States. We operate investment advisory and mutual fund advisory businesses, each of which is subject to a specific regulatory scheme, including regulation at the federal and state level, as well as regulation by self-regulatory organizations and non-U.S. regulatory authorities. In addition, we are subject to numerous laws and regulations of general application.
Our subsidiaries Envestnet Asset Management, Inc. (“EAM”), Envestnet Portfolio Solutions, Inc. (“EPS”), FDX Advisors, Inc. and ERS operate investment advisory businesses. These subsidiaries are registered with the U.S. Securities and Exchange Commission (“SEC”) as “investment advisers” under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are regulated thereunder. They may also provide fiduciary services as defined in Section 3(21)(A)(ii) of the Employee Retirement Income Security Act of 1974 (“ERISA”), including acting as an “investment manager” (as defined in Section 3(38) of ERISA). As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, it could have a substantial effect on our business. EAM serves as the investment adviser to two mutual funds. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities and detailed operating requirements, including restrictions on transactions between an adviser and its clients, and between a mutual fund and its advisers and affiliates. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees and provide extensive and ongoing disclosure to clients. The application of these requirements to wrap fee programs is particularly complex and the SEC has in the past scrutinized firms’ compliance with these requirements. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Although we believe we are in compliance in all material respects with the requirements of the Advisers Act and the Investment Company Act and the rules and interpretations promulgated thereunder, our failure to comply with such laws, rules and interpretations could have a material adverse effect on us.
Envestnet Data & Analytics is examined on a periodic basis by various regulatory agencies. For example, Envestnet Data & Analytics is a supervised third-party technology service provider subject to multi-agency supervisory examinations in a wide variety of areas based on published guidance by the Federal Financial Institutions Examination Council. These examinations include examinations of Envestnet Data & Analytics’ management, acquisition and development activities, support and delivery, IT and disaster preparedness and business recovery planning. The Office of the Comptroller of the Currency (the “OCC”) is the agency in charge of these examinations.
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
Our subsidiaries are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC and OCC, broad administrative powers. In the event of a failure to comply with these laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on the permissibility of our regulated subsidiaries and our other subsidiaries to engage in business for specified periods of time, censures, fines and the revocation of registration as an investment adviser, as applicable. Additionally, the securities laws and other regulations applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.
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

Employees
As of December 31, 2019, we had 4,190 employees, including employees in operations, research and development, engineering and systems, executive and corporate functions, sales and marketing and investment management and research. Of these 4,190 employees, 1,643 were located in the United States, 2,532 were located in India and 15 were located in other international locations. None of our employees is represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is positive.
Information about our Executive Officers
The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
William Crager	55	Interim Chief Executive Officer, President and Chief Executive of Envestnet Wealth Solutions
Stuart DePina	59	Chief Executive of Envestnet Data & Analytics
Peter D’Arrigo	52	Chief Financial Officer
Scott Grinis	58	Chief Technology Officer
Shelly O’Brien	54	Chief Legal Officer, General Counsel and Corporate Secretary
Brandon Thomas	56	Chief Investment Officer
Josh Mayer	46	Chief Operating Officer

William Crager—Mr. Crager has served as Interim Chief Executive Officer, President and Chief Executive of Envestnet Wealth Solutions. Having served as Envestnet's President since 2002, Mr. Crager was named Interim Chief Executive Officer in October 2019. Prior to joining us, Mr. Crager served as Managing Director of Marketing and Client

Services at Rittenhouse Financial Services, Inc., an investment management firm affiliated with Nuveen. Mr. Crager received an MA from Boston University and a BA from Fairfield University, with a dual major in economics and English.
Stuart DePina—Mr. DePina has served as Chief Executive of Envestnet Data & Analytics since February 2019. Prior to then, he was President of Envestnet | Tamarac. Prior to joining Tamarac, Mr. DePina served in various Chief Executive positions and served as a Partner of KPMG LLP in the investment services and entertainment industries. Mr. DePina holds a BS in accounting from The University of Texas at Austin.
Peter D’Arrigo—Mr. D’Arrigo has served as Chief Financial Officer since 2008. Prior to joining us, Mr. D’Arrigo worked at Nuveen where he served as Treasurer since 1999, as well as holding a variety of other titles after joining them in 1990. Mr. D’Arrigo received an MBA from the Northwestern University Kellogg Graduate School of Management and an undergraduate degree in applied mathematics from Yale University.
Scott Grinis—Mr. Grinis has served as Chief Technology Officer since 2004. Prior to joining us, Mr. Grinis co‑founded Oberon Financial Technology, Inc., our subsidiary, prior to its acquisition by us. Mr. Grinis received a BS and an MS degree in electrical engineering from Stanford University.
Shelly O’Brien—Ms. O’Brien has served as Chief Legal Officer, General Counsel and Corporate Secretary since 2002. Prior to joining us, Ms. O’Brien was General Counsel and Director of Legal and Compliance for ING (U.S.) Securities, Futures & Options Inc., a broker‑dealer, and futures commission merchant. Ms. O’Brien received a degree in political science from Northwestern University, a JD from Hamline University School of Law, and an LLM in taxation from John Marshall Law School.
Brandon Thomas—Mr. Thomas is a co‑founder and has served as Chief Investment Officer and Managing Director of Portfolio Management Consultants, our internal investment management and portfolio consulting group, since 1999. Prior to joining us, Mr. Thomas was Director of Equity Funds for Nuveen. Mr. Thomas received an MBA from the University of Chicago, a JD from DePaul University and is a graduate of Brown University.
Josh Mayer—Mr. Mayer was appointed Chief Operating Officer in April 2014. Previously, he served as Envestnet’s Executive Vice President and Director of Operations from January 2011 to April 2014, and as Envestnet’s Senior Vice President, Head of Operations from 2004 to January 2011. From 2000 to 2004, Mr. Mayer served as the Director of Operations for Oberon Financial Technology, Inc., our subsidiary, prior to its acquisition by us. Mr. Mayer holds a Bachelor of Arts and Sciences from Georgetown University.
Securities Exchange Act Reports
The Company maintains a website at the following address: http://www.envestnet.com.
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports of Form 8-K and amendments to these reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information available with, or furnish it to, the SEC. The information on the Company's website is not incorporated by reference in this Annual Report on Form 10-K. The SEC also maintains a website at the following address, through which this information is available: http://www.sec.gov.

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

Risks Related to Our Business
We have experienced significant revenue growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources and any inability to maintain or manage our growth could have a material adverse effect on our results of operations, financial condition or business.
Our revenues during the three years ended December 31, 2019 have grown at a compound annual growth rate of 15%. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. Our future growth will depend on, among other things, our ability to successfully grow our total assets under management and administration by adding new investment solutions and services and add additional clients. If we are unable to implement our growth strategy, adding new investment solutions and services and gain new clients, our results of operations, financial condition or business may be materially adversely affected.
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
We expect to grow our business by, among other things, making acquisitions. Over the past five years we have completed a number of acquisitions. Acquisitions involve a number of risks. They can be time‑consuming and may divert management’s attention from day‑to‑day operations. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Acquisitions might also result in losing key employees. In addition, we may fail to successfully integrate acquisitions. We may also fail to generate enough revenues or profits from an acquisition to earn a return on the associated purchase price.
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
The timing of revenue from our customers depends on a number of factors outside of our control and may vary from period to period. Our customers may request customization of our solutions for their systems or engage in a prolonged, internal decision making process regarding the deployment of our solutions. Among our larger customers, deployment of our solutions can be a complex and prolonged process and requires integration into the existing platform on our customers’ systems. Any delay during the deployment process related to technical difficulties experienced by our customers or us in integrating our solutions into our customers’ systems could further lengthen the deployment period and create additional costs or customer dissatisfaction. During the deployment period, we expend substantial time, effort, and financial resources to assist our customers with the deployment. We generally are not able to recognize the full potential value of our customer contracts until our customers actually deploy our solutions. Cancellation of any deployment after it has begun could result in lost time, effort, and expenses invested in the canceled deployment process, and would adversely affect our ability to recognize revenue that we anticipated at the time of the execution of the related customer contract. If our customers do not timely and successfully deploy our solutions, our future revenue and operating results could be negatively impacted.
We operate in highly competitive industries, with many firms competing for business from financial advisors and financial institutions on the basis of a number of factors, including the quality and breadth of investment solutions and services, ability to innovate, reputation and the prices of services and this competition could hurt our financial performance.
We compete with many different types of companies that vary in size and scope, including custodians, turnkey asset management platforms, data and analytics providers, and other financial technology companies. Representative competitors include Pershing LLC (a subsidiary of BNY Mellon Corporation), AssetMark, Inc., Advent Software (a subsidiary of SS&C Technologies Holdings, Inc.) and Orion Advisor Services in our Envestnet Wealth Solutions business and Intuit, Inc., Plaid Inc. and Fiserv, Inc in our Envestnet Data & Analytics business. Competition is discussed in greater detail under “Business—Competition” included in this Form 10‑K. In addition, some of our clients have developed or may develop the in‑house capability to provide the technology and/or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisors, obviating the need to hire us, and they may offer these services to third‑party financial advisors or financial institutions, thereby competing directly with us for that business.
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
For the years ended December 31, 2019, 2018 and 2017, revenues associated with our relationship with our single largest client, FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for 15%, 17% and 17% respectively, of our total revenues and our ten largest clients accounted for 29%, 31% and 37%, respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. A substantial majority of our revenues associated with Fidelity is derived from ongoing asset-based platform service fees paid by firms, advisors or advisors’ clients obtained through the Fidelity relationship. A majority of our agreements with financial advisors generally provide for termination at any time. The license agreement with Fidelity, which accounted for less than 1% of our revenue in the year ended December 31, 2019, is subject to renewal on an annual basis. If Fidelity or a significant number of our most important clients were to renegotiate or terminate their contracts with us, our results of operations, financial condition or business could be materially adversely affected.
A substantial portion of our revenue is based on fees earned in the value of assets under management or administration. Changes in market and economic conditions could lower the value of assets on which we earn revenues and could decrease the demand for our investment solutions and services.
Asset‑based fees make up a significant portion of our revenues. Asset‑based fees represented 54%, 59% and 60% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. We expect that asset‑based fees will continue to represent a significant percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a particular investment or strategy. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset‑based fees could be materially adversely affected. Our asset-based fees are generally calculated quarterly using the value of assets at the end of each calendar quarter. Our methodology may result in lower fees if the financial markets are down when fees are calculated, even if the market had performed well earlier in the quarter.
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
A significant portion of our revenues are derived from asset‑based fees. Asset‑based fees represented 54%, 59% and 60% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Our investment advisory clients may, for a number of reasons, seek to negotiate a lower asset‑based fee percentage. For example, an increase in the use of index‑linked investment products by the clients of our financial advisor clients may result in lower fees being paid to our clients, and our clients may in turn seek to negotiate lower asset‑based fee percentages for our services. In addition, as competition among our clients increases, they may be required to lower the fees they charge to their clients, which could cause them to seek to decrease our fees accordingly. If our fee percentage declines, our revenue growth may be slower than it would have been had we not reduced our fees, despite increasing assets on which we derive fees. Any of these factors could result in a decline in our asset‑based fees, which could have a material adverse effect on our results of operations, financial condition or business.
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
The market for our investment solutions and services is characterized by shifting client demands, evolving market practices, new and evolving regulations, and for some of our investment solutions and services, rapid technological change. Changing client demands, new market rules and practices, or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services and investment solution and service enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development costs of approximately $59,850, $52,840 and $40,800 in the years ended December 31, 2019, 2018 and 2017, respectively. We expect that our technology development costs will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

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
We could also be required to indemnify our customers for third-party claims, fines, penalties and/or other assessments imposed on our customers as a result of any data security breach and our liability could exceed our insurance coverage or ability to pay. Envestnet’s Registered Investment Advisers may face SEC, FINRA and state enforcement actions, including monetary fines, if it is determined that Envestnet had inadequate data security measures in place to prevent such theft.
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

Privacy laws and regulations, industry standards and contractual obligations, and changes in these laws, regulations, standards and obligations, can affect the way in which we do business and cause us to incur significant costs and failure to comply with these requirements could negatively affect our business.
As part of our business, we de-identify and then provide consumer transaction data panels to customers to support data analytics and market research. We collect the underlying transaction data when requested by each applicable consumer. These activities are subject to numerous laws, regulations, industry standards and contractual obligations. We have incurred, and will continue to incur, significant expenses to comply with these requirements. New laws have been passed by several jurisdictions regulating the use of personal data and setting requirements for the de-identification of data. Other jurisdictions are considering imposing additional requirements. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the United States that have more strict data protection laws, we may be subject to increased compliance requirements and costs which could have a material adverse effect on our results of operations, financial condition or business. Industry practices relating to this business activity may change. We are in the process of negotiating new agreements with certain financial institutions governing our access to consumer transaction data when requested by the consumer. These agreements may contain additional requirements relating to our processing and provision of de-identified data. Additionally, our data panel customers might demand that the data that they purchase meet additional data sourcing standards, which we may not satisfy in all cases in the future. Failure to comply with existing or new laws, regulations, standards and obligations could result in loss of rights to use source data for data panels, loss of data panel subscriptions, fines, sanctions or other penalties, which could have a material adverse effect on our results of operations, financial condition or business.
State or federal legislation, regulatory requirements, or regulatory enforcement applicable to this business activity may also change. Privacy groups, governmental agencies and individuals also may seek to restrict or prevent, or may advocate for greater regulation of, our provision of data panels to data panel customers. Recently, three members of Congress wrote to the Federal Trade Commission (the “FTC”) to request a review of these business practices. In February 2020, we received a civil investigative demand from the FTC for documents and information relating to our data collection, assembly, evaluation, sharing, correction and deletion practices. We intend to cooperate with the FTC. If, as a result of the FTC’s request, proceedings are initiated and we are found to have violated one or more applicable laws, we may be subject to monetary penalties and/or required to change one or more of our related business practices, any of which could have a material adverse effect on our results of operations, financial condition. Conduct giving rise to such liability could also form the basis for private civil litigation by third-parties allegedly harmed by such conduct.
Our use of data panels is subject to the agreement of our business customers from which we obtain the underlying data or for which we source they underlying data. Although our arrangements with these customers generally permit us to use non-identified transaction level data, some customers decline to permit the use of this data. The inability to use data may limit the usefulness of our solutions and services which could adversely affect our business. For some of our solutions, we contractually require our customers to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of information through our solutions. A failure by our customers to comply with these contractual requirements could limit our use of the related data and therefore the usefulness of our solutions and services which could adversely affect our business. Furthermore, a failure by our customers to comply with these contractual requirements could subject us to claims or liability for unauthorized use or disclosure of information. These claims or liabilities could subject us to unexpected costs and have a material adverse effect on our results of operations, financial condition or business.
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
Envestnet Data & Analytics processes a significant volume and dollar value of transactions on a daily basis using its money movement solutions. Effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated due to fraud. If we are unable to effectively manage our systems and processes we may be unable to process money movement transactions in an accurate, reliable and timely manner, which may harm our business. In addition, if we do not detect suspected fraudulent or non-sufficient fund transactions within agreed-upon timelines, we may be required to reimburse our customers for the transactions and such reimbursements may exceed the amount of the reserves we have established to make such payments.

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
Envestnet Data & Analytics’ payment network consists of a single Originating Deposit Financial Institution (“ODFI”), and a small number of bill payment processors. Our ODFI clears and processes the funds from the customer. In the instance of funds transfers, the ODFI also processes funds to the end user’s destination institution. For bill payment, funds are sent to the bill pay processors for disbursement to biller sites.
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
Our Envestnet Data & Analytics data aggregation solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of December 31, 2019, we receive over 60% of this data through structured data feeds that are provided under the terms of our contracts with most of our financial institution, or FI, customers. Although all of the information we currently gather is end user-permissioned, non-identified data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.

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
We depend on the efforts, relationships and reputations of our senior management team and other key personnel, in order to successfully manage our business. We believe that success in our business will continue to be based upon the strength of our intellectual capital. On October 3, 2019, Jud Bergman, our Chairman and Chief Executive Officer, died in an automobile accident. Bill Crager, President and the Chief Executive of Envestnet Wealth Solutions, was named Interim Chief Executive Officer. While the loss of our Chairman and Chief Executive Officer has not resulted in a material impact on our business, the loss of the service of any other members of our senior management team could have a material adverse effect on our results of operations, financial condition or business.
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
Envestnet Data & Analytics is examined on a periodic basis by various regulatory agencies. For example, it is a supervised third-party technology service provider subject to multi-agency supervisory examinations in a wide variety of areas based on published guidance by the Federal Financial Institutions Examination Council. These examinations include examinations of our management, acquisition and development activities, support and delivery, IT, and disaster preparedness and business recovery planning. The Office of the Comptroller of the Currency is the agency in charge of these examinations. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us.
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
Under the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries may not be assigned without the client’s consent. Under the Investment Company Act, advisory agreements with registered funds terminate automatically upon assignment and, any assignment of an advisory agreement must be approved by the board of directors and the shareholders of the registered fund. Under the Advisers Act and the Investment Company Act, such an assignment may be deemed to occur upon a change of control of the Company. A change of control includes either gaining or losing a “controlling person”. Whether someone is a controlling person for these purposes depends significantly on the specific facts and circumstances. There can be no assurance that if we undergo a change of control, we would be successful in obtaining all necessary consents or that the method by which we obtain such consents could not be challenged at a later time. If we are unable to obtain all necessary consents or if such a challenge were to be successful it could have a material adverse effect on our results of operations, financial condition or business.
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
We have made substantial investments in software and other intellectual property on which our business is highly dependent. As of December 31, 2019, notwithstanding expiration of some of our oldest patents, we had over 50 issued patents in the U.S. and foreign jurisdictions as well as additional pending patent applications in the U.S. and foreign jurisdictions. Many of our key technologies, investment solutions or services are not covered by any copyright registration, issued patent or patent application. We are the owner of certain patent rights, registered trademarks in the United States, including “ENVESTNET,” and we claim common law rights in other trademarks that are not registered. We rely on a combination of patent, trade secret, trademark and copyright laws, confidentiality and nondisclosure agreements and other contractual and technical security measures to protect our proprietary technology, all of which provide only limited protection. Despite our efforts, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our intellectual property rights without paying us for doing so, which could harm our business. Policing unauthorized use of proprietary technology is difficult and expensive and our monitoring and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly and could divert management attention and resources. If we are unable to protect our intellectual property rights or if third parties independently develop or gain access to our or similar technologies, investment solutions or services, our results of operations, financial condition and business could be materially adversely affected.
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
Third parties may assert intellectual property infringement claims against us which, if successful, could require us to pay significant damages or make changes to the investment solutions or services that we offer.
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
Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2019, approximately 2,500 of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.

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
For the year ended December 31, 2019 and 2018, the Company estimated that a sales and use tax liability of $10,220 and $8,643, respectively, was probable related to current and prior years revenues in a number of taxing jurisdictions. In addition, for the same periods, the Company estimated a sales tax receivable of $3,346 and $5,246, respectively, related to estimated recoverability of a portion of the liability. Additional future information obtained from the applicable jurisdictions or audits by one or more taxing authorities may affect our estimate of our sales and use tax liability. There can be no assurance that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we currently believe no such taxes are required.
Changes in accounting principles or standards, or in the way they are applied, could result in unfavorable accounting charges or effects and unexpected financial reporting fluctuations, and could adversely affect our reported operating results even if there are no underlying changes in the economics of the business.
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), which are subject to interpretation by the SEC and other regulatory bodies. A change in existing principles, standards or guidance can have a significant effect on our reported results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our internal controls, operational and financial reporting processes.

Changes in the estimates of fair value of reporting units or of long-lived assets, particularly goodwill and intangible assets, may result in future impairment charges, which could have a material adverse effect on our results of operations, financial condition, cash flows or business.
Over time, the fair values of long-lived assets change. At December 31, 2019, we had $879,850 of goodwill and $505,589 of intangible assets, net, representing 77% of our total assets.
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
During the fourth quarter of 2019, we completed our annual goodwill impairment analysis. The qualitative analysis performed as of October 31, 2019 indicated that it is more likely than not that the fair value of each reporting unit exceeded the carrying value, and accordingly, no impairment existed. There can be no assurance that our estimates and assumptions of the fair value of our reporting units, the current economic environment, or the other inputs used to estimate the fair value of our reporting units will prove to be accurate, and any material error in our estimates and assumptions, could result in us needing to take a material impairment charge, which would have the effects discussed above.
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
As of December 31, 2019, we had $260,000 borrowings outstanding under our revolving credit facility (the “Amended Credit Agreement”) and $345,000 of outstanding 1.75% Convertible Notes due 2023. As of December 31, 2019, we had an additional $240,000 available to us to borrow in the future under our Amended Credit Agreement. This indebtedness could, among other things:

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
In the event the conditional conversion feature of $345,000 of our outstanding Convertible Notes due 2023 is triggered, holders of the Convertible Notes due 2023 will be entitled to convert their convertible notes at any time during specified periods at their option. We may elect to satisfy our conversion obligation in cash, in shares of our common stock or in a combination of cash and shares of our common stock. If one or more holders elect to convert their convertible notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Furthermore, even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes due 2023 as a current rather than long‑term liability, which would result in a material reduction of our net working capital.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes due 2023 or purchase the Convertible Notes due 2023 as required upon a fundamental change, and our existing debt contains, and our future debt may contain, limitations on our ability to pay cash upon conversion or purchase of the Convertible Notes due 2023.
Following a fundamental change, holders of Convertible Notes due 2023 will have the right to require us to purchase their convertible notes for cash. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then‑existing indebtedness. In addition, upon conversion of the Convertible Notes due 2023, unless we settle our conversion obligation solely in shares of our common stock (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Convertible Notes due 2023 being surrendered for conversion. We may not have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price in cash with respect to the Convertible Notes due 2023 surrendered by holders for purchase upon a fundamental change or make cash payments upon conversions. In addition, restrictions in our Credit Agreement or future credit facilities or other indebtedness, if any, may not allow us to purchase the Convertible Notes due 2023 upon a fundamental change or make cash payments upon conversions of the Convertible Notes due 2023. Our failure to purchase the Convertible Notes due 2023 upon a fundamental change or make cash payments upon conversions thereof when required would result in an event of default with respect to the Convertible Notes due 2023 which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes due 2023 or make cash payments upon conversions thereof.
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
Item 1B.  Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters are located in Chicago, Illinois. We support our Envestnet Wealth Solutions segment primarily through offices in Denver, Colorado; Berwyn, Pennsylvania; Richmond, Virginia; Seattle, Washington; and Trivandrum, India. We support our Envestnet Data & Analytics segment primarily through offices in Redwood City, California; Raleigh, North Carolina; and Bangalore, India. We also lease office space in other parts of the United States to further support our operations. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.
Item 3. Legal Proceedings
See Part II, Item 8, “Note 21—Commitments and Contingencies” for Legal Proceedings details. For more information about the impact of legal proceedings in our business, see Part I, Item 1A “Risk Factors”.

Item 4. Mine Safety Disclosures
This section is not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
Our common stock is listed on the New York Stock Exchange under the symbol “ENV”.
(b)Holders
The number of holders of record of our common stock was 472 as of February 21, 2020.
Common Stock
As of December 31, 2019, we had 500,000,000 common shares authorized at a par value of $0.005, of which 52,841,706 shares were outstanding.
Preferred Stock
As of December 31, 2019, we had 50,000,000 preferred shares authorized at a par value of $0.005, of which no shares were outstanding.
(c)Dividends
We have never declared or paid cash dividends on our common stock, and we intend to retain our future earnings, if any, to fund the growth of our business. We therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as any other factors that the Board of Directors, in its sole discretion, may consider relevant.
(d)Securities Authorized for Issuance Under Equity Compensation Plan
For a description of securities authorized under our equity compensation plans, see Part II, Item 8, “Note 15—Stock-Based Compensation”.
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

5 YEAR STOCK PERFORMANCE GRAPH

	12/31/2014	12/31/2015	12/30/2016	12/31/2017	12/31/2018	12/31/2019
Envestnet, Inc.	$100.00	$60.74	$71.73	$101.44	$100.10	$141.70
Russell® 2000 Index	100.00	94.29	112.65	127.46	111.94	138.50
S&P North American Technology Sector Index	100.00	108.50	121.57	165.63	168.74	238.43
The stock price performance included in the graph above is not necessarily indicative of future stock price performance.
(f)Recent Sales of Unregistered Securities
None
(g)Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2019 through October 31, 2019	—	$—	—	1,956,390
November 1, 2019 through November 30, 2019	—	—	—	1,956,390
December 1, 2019 through December 31, 2019	—	—	—	1,956,390
On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of December 31, 2019, 1,956,390 of shares could still be purchased under this program.

Item 6. Selected Financial Data
Set forth below is selected financial and other data of the Company. The notes to consolidated financial statements included in Part II, Item 8 provide additional context, including the impact of adopting new accounting pronouncements as provided in “Note 2—Summary of Significant Accounting Policies” and business acquisitions as detailed in “Note 3—Business Acquisitions”.

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except for share and per share information)
Total revenues	$900,127	$812,363	$683,679	$578,164	$420,919
Operating expenses:
Cost of revenues	278,811	263,400	219,037	180,590	161,309
Compensation and benefits	383,554	317,188	264,392	241,584	139,756
General and administration	152,564	139,984	121,010	115,435	72,900
Depreciation and amortization	101,271	77,626	62,820	63,999	27,962
Total operating expenses	916,200	798,198	667,259	601,608	401,927
Income (loss) from operations	(16,073)	14,165	16,420	(23,444)	18,992
Total other expense, net	(32,022)	(23,327)	(18,109)	(17,046)	(10,004)
Income (loss) before income tax provision (benefit)	(48,095)	(9,162)	(1,689)	(40,490)	8,988
Income tax provision (benefit)	(30,893)	(13,172)	1,591	15,077	4,552
Net income (loss)	(17,202)	4,010	(3,280)	(55,567)	4,436
Add: Net loss attributable to non-controlling interest	420	1,745	—	—	—
Net income (loss) attributable to Envestnet, Inc.	$(16,782)	$5,755	$(3,280)	$(55,567)	$4,436
Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.33)	$0.13	$(0.08)	$(1.30)	$0.12
Diluted	$(0.33)	$0.12	$(0.08)	$(1.30)	$0.12
Weighted average common shares outstanding:
Basic	50,937,919	45,268,002	43,732,148	42,814,222	36,500,843
Diluted	50,937,919	47,384,085	43,732,148	42,814,222	38,386,873

Consolidated Balance Sheet Data

	December 31,
	2019		2018		2017	2016	2015
	(in thousands)
Cash and cash equivalents	$82,505		$289,345	(3)	$60,115	$52,592	$51,718
Working capital	(21,287)		37,610		(9,248)	(42,870)	(5,808)
Goodwill and intangible assets, net	1,385,439		824,343		655,686	697,494	713,948
Total assets	1,801,884		1,313,747		862,052	872,401	876,249
Non-current liabilities (1)	730,518	(2)	337,849		284,127	302,260	317,901
Total stockholders’ equity	869,094		633,700		436,272	412,889	439,529
__________________________________________________________

(1)	Includes long-term debt of $565,513, $294,725, $240,158, $252,984 and $284,753 as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Includes non-current operating lease liabilities of $88,365 resulting from the adoption of ASU 2016-02, “Leases” on January 1, 2019. See Part II, Item 8, “Note 10—Leases” for more information.

(3)
In May 2018, we issued $345,000 of Convertible Notes. Net proceeds from the offering were $335,018. Also, in December 2018, we issued and sold shares of our common stock in a private placement for approximately $122,788.

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

More than 4,700 companies, including 16 of the 20 largest U.S. banks, 43 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIAs, and hundreds of internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences and help drive better outcomes for enterprises, advisors and their clients.

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

Recent Developments

Acquisition of private AI company

On January 2, 2019, we acquired a private artificial intelligence (“AI”) company (the “private AI company acquisition”). In connection with the private AI company acquisition, we incurred estimated consideration of approximately $25,063, inclusive of estimated contingent consideration of $7,580, for all of the outstanding shares of the private AI company, subject to certain closing and post-closing adjustments. In December 2019, we determined that revenue targets for this acquisition would not be met. As a result, we reduced the contingent consideration liability plus accrued interest associated with this acquisition by $8,126 and recorded this as a reduction to general and administration expenses.

Through the use of conversational AI tools and applications that leverages the latest wave of customer-centric capabilities, we believe that the private company improves the way Financial Service Providers (“FSPs”) can interact with and support their customers. The technology and operations of the private AI company have been integrated into our Envestnet Data & Analytics segment.

Acquisition of PortfolioCenter business

On April 1, 2019, Tamarac, Inc. (“Tamarac”), a wholly owned subsidiary of ours, acquired certain of the assets, primarily consisting of intangible assets, and the assumption of certain of the liabilities of the PortfolioCenter business (“PortfolioCenter”) from Performance Technologies, Inc. (the “PC Seller”), a wholly owned subsidiary of The Charles Schwab Corporation (“PortfolioCenter acquisition”). The PortfolioCenter business provides investment advisors and investment advisory service providers with desktop, hosted and outsourced multicustodial software solutions. These solutions provide data-management and performance-measurement tools, as well as customizable accounting, reporting, and billing functions delivered through the commercial software application products known as PortfolioCenter Desktop, PortfolioCenter Hosted, PortfolioServices and Service Bureau.

Tamarac acquired PortfolioCenter to better serve small and mid-size RIA firms. PortfolioCenter has become a part of our Envestnet Wealth Solutions segment.

In connection with the PortfolioCenter acquisition, Tamarac paid $17,500 in cash and funded the acquisition with available cash resources. The PC Seller is also entitled to an earn-out payment based on a percentage of PortfolioCenter's eligible revenue for the twelve-month period beginning April 1, 2020. The discounted amount of the contingent consideration liability is estimated to be $8,200 and is included as a non-current liability in the consolidated balance sheets.

Acquisition of PIEtech

On May 1, 2019, we acquired all of the outstanding shares of capital stock of PIEtech, Inc., a Virginia corporation (“PIEtech”). PIEtech empowers financial advisors to use financial planning to efficiently motivate their clients to create, implement and maintain financial plans that best meet their lifetime financial goals. The technology and operations of PIEtech, which now operates as Envestnet MoneyGuide, has been integrated into our Envestnet Wealth Solutions segment.

The acquisition of PIEtech (the “PIEtech acquisition”) establishes us as a leader in financial planning solutions, providing advisors and their clients with access to a full spectrum of financial planning capabilities, and offering a broad range of data-driven, financial plan-informed financial wellness solutions, both domestically and internationally over time. Integration of PIEtech's MoneyGuide software with our integrated technology platform is expected to reduce friction and enhance productivity for advisors.

In connection with the PIEtech acquisition, we paid net cash consideration of $298,714, subject to the working capital adjustments set forth in the Merger Agreement, and issued 3,184,713 shares of Envestnet common stock to the sellers. We funded the PIEtech acquisition with available cash resources and borrowings under its revolving credit facility.

In connection with the PIEtech acquisition, we established a retention bonus pool consisting of approximately $30,000 of cash and restricted stock units to be granted to employees and management of PIEtech as inducement grants. As a result, we adopted the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”) in order to make inducement grants to certain PIEtech employees who will join Envestnet | MoneyGuide. We agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech acquisition, up to 301,469 shares of Envestnet common stock in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) pursuant to the 2019 Equity Plan and made cash retention payments of approximately $8,800 to certain legacy PIEtech employees who joined Envestnet MoneyGuide. As of December 31, 2019, we have issued approximately 62,400 of RSUs and 24,900 of PSUs under the Equity Plan to legacy PIEtech employees. At this time we expect to issue approximately 214,000 of additional RSUs and PSUs and expect to pay approximately $5,300 in cash bonus payments over the next three years in connection with the PIEtech acquisition.

We also granted membership interests in certain of our equity method investments to two legacy PIEtech executives with an estimated fair market value of $8,900. These membership interests will vest and become exercisable in future periods. As of December 31, 2019, the Company has recorded approximately $5,920 as a component of compensation and benefits in the consolidated statements of operations with a corresponding liability in other non-current liabilities in the consolidated balance sheets.

Death of Chief Executive Officer

On October 3, 2019, Jud Bergman, our Chairman and Chief Executive Officer, died in an automobile accident. Bill Crager, President of Envestnet and Chief Executive of Envestnet Wealth Solutions, has been named our Interim Chief Executive Officer. Mr. Crager has served as President of Envestnet since 2002 and has been an employee of the Company since 2000. Ross Chapin, has been named the Interim Non-Executive Chairman of our Board of Directors. Mr. Chapin has served as a director of the Company since 2001. In connection with Mr. Bergman's death, we modified certain of his existing outstanding equity awards. This resulted in additional non-cash compensation expense of $4,286 in 2019.

Key Metrics

Key metrics beginning in 2018 include the addition of FolioDynamix, the metrics of which are shown below as of January 2, 2018, the date of acquisition:

FolioDynamix	Assets	Accounts	Advisors
	(in millions, except accounts and advisors data)
Assets under Management (“AUM”)	$8,736	57,163
Assets under Administration (“AUA”)	33,182	79,131
Total AUM/A	41,918	136,294	3,838
Subscription	796,545	2,796,878	15,308
Total Platform Assets	$838,463	2,933,172	19,146

Envestnet Wealth Solutions Segment

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of December 31,
	2019	2018	2017
	(in millions, except accounts and advisors data)
Platform Assets
AUM	$207,083	$150,591	$141,518
AUA	343,505	291,934	308,480
Total AUM/A	550,588	442,525	449,998
Subscription	3,205,281	2,314,253	1,253,528
Total Platform Assets	$3,755,869	$2,756,778	$1,703,526
Platform Accounts
AUM	935,039	816,354	685,925
AUA	1,193,882	1,182,764	1,217,697
Total AUM/A	2,128,921	1,999,118	1,903,622
Subscription	9,793,175	8,865,435	5,054,015
Total Platform Accounts	11,922,096	10,864,553	6,957,637
Advisors
AUM/A	40,563	40,103	40,485
Subscription	61,180	56,237	25,566
Total Advisors	101,743	96,340	66,051

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - 2019
	As of 12/31/2018	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Subscription	As of 12/31/2019

	(in millions, except account data)
AUM	$150,591	$68,652	$(33,980)	$34,672	$28,382	$(6,562)	$207,083
AUA	291,934	93,901	(68,534)	25,367	48,899	(22,695)	343,505
Total AUM/A	$442,525	$162,553	$(102,514)	$60,039	$77,281	$(29,257)	$550,588
Fee-Based Accounts	1,999,118			228,759		(98,956)	2,128,921

The above AUM/A gross sales figures include $31.5 billion in new client conversions. We onboarded an additional $297.9 billion in subscription conversions during 2019, bringing total conversions for the year to $329.4 billion.

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

The above AUM/A gross sales figures include $60.5 billion in new client conversions. We onboarded an additional $148.1 billion in subscription conversions during 2018, bringing total conversions for the year to $208.6 billion.

Asset and account figures in the “Reclass to Subscription” columns for the years ended December 31, 2019 and 2018 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

Envestnet Data & Analytics Segment

Paid Users

A paid user is defined as a user of an application or service provided to our customer using the Envestnet Data & Analytics platform whose status corresponds to a billable activity under the associated customer contract. We believe that our ability to increase the number of paid users is an indicator of our market penetration, the growth of our business, and our potential future business opportunities.

Paid users were approximately 25.0 million, 23.3 million and 22.4 million as of December 31, 2019, 2018 and 2017, respectively. The increase was primarily driven by an increase in our number of customers as well as expansion of user base within certain existing customers.

Revenues

Overview

We earn revenues primarily under three pricing models. First, a majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors. These revenues are recorded under asset-based revenues. Our asset‑based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset‑based fees accounted for approximately 54%, 59% and 60% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. In future periods, the percentage of our total revenues attributable to asset‑based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant subscription agreements, the mix of AUM or AUA, and other factors.

We also generate revenues from recurring, contractual subscription fees for providing access to our technology platforms. This subscription revenue includes both contractual minimum payments and usage-based fees and is driven primarily by the number of customers, including new customers as well as customers who renew their existing subscription contracts, and the number of paid users. These revenues are recorded under subscription-based revenues. Subscription fees vary based on the scope of technology solutions and services being used, and are priced in a variety of constructs based on the size of the business, number of users or number of accounts and in many cases can increase over time based on the growth of these factors. Subscription fees accounted for 42%, 36% and 36% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Finally, a portion of our revenues are generated from fees received in connection with professional services and other revenue.

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

For approximately 90% of our asset-based recurring revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our platforms as of the end of the prior quarter. For example, asset-based recurring revenues recognized during the fourth quarter of 2019 were primarily based on the market value of assets as of September 30, 2019. Our asset-based recurring revenues are generally recognized ratably throughout the quarter based on the number of days in the quarter.

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

Subscription-based recurring revenues

Subscription-based recurring revenues are recognized ratably over the contracted term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided all applicable revenue recognition criteria have been satisfied. As part of the subscription contracts, our customers generally commit to a minimum level of paid users from which a minimum level of non-refundable subscription revenue is derived. As paid users in excess of the guaranteed minimum level access the Envestnet Data & Analytics platform, the customer is then required to pay additional usage fees calculated based upon a contracted per-paid-user fee. No refunds or credits are given if fewer paid users access the Envestnet Data & Analytics platform than the contracted minimum level. Usage-based revenue is recognized as earned, provided all applicable revenue recognition criteria have been satisfied.

Professional services and other revenues

To a lesser degree we also receive revenues from professional services fees by providing customers with certain technology platform software development and implementation services. These revenues are recognized when completed, under a proportional‑performance model utilizing an output‑based approach or on a straight‑line basis over the estimated life of the customer relationship. Our contracts generally have fixed prices and generally specify or quantify interim deliverables.

Expenses

The following is a description of our principal expense items:

Cost of revenues

Cost of revenues primarily includes expenses related to our receipt of sub‑ advisory and clearing, custody and brokerage services from third parties. The largest component of cost of revenues is paid to third party investment managers. Clearing, custody and brokerage services are performed by third‑party providers. These expenses are typically calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter and are recognized ratably throughout the quarter based on the number of days in the quarter. Also included in cost of revenues are vendor specific expenses related to the direct support of revenues associated with the Envestnet Data & Analytics products.

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

Depreciation and amortization

Depreciation and amortization expenses include depreciation and amortization related to:

•	fixed assets, including land, building and building improvements, computer equipment and software, leasehold improvements, office furniture and fixtures and office equipment and other;

•	internally developed software; and

•	intangible assets, primarily related to customer lists, backlog, proprietary technology and trade names, the value of which are capitalized in connection with our acquisitions.

Building, furniture and equipment are depreciated using the straight‑line method based on the estimated useful lives of the depreciable assets. Leasehold improvements are amortized using the straight‑line method over their estimated economic useful lives or the remaining lease term, whichever is shorter. Improvements are capitalized, while repairs and maintenance costs are recorded as expenses in the period they are incurred. Assets are tested for recoverability whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

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

Interest income

Interest income primarily includes amounts earned on our bank accounts and money market funds.

Interest expense

Interest expense includes coupon interest, discount amortization and issuance cost amortization related to the Convertible Notes due 2019 and Convertible Notes due 2023, collectively the (“Convertible Notes”), as well as amortization of upfront fees and monthly fees related to the Amended Credit Agreement. See Part II, Item 8, “Note 9—Debt” for details. The discount, issuance costs and upfront fees are amortized over the term of the related agreements.

Other expense, net

Other expense, net includes foreign exchange gains or losses and gain or loss on foreign currency forward contracts as well as other miscellaneous revenue or expense items as appropriate.

Results of Operations

	Year Ended December 31,
	2019	2018	% Change	2017	% Change
	(in thousands, except for percentages)
Revenues:
Asset-based	$484,312	$481,233	1%	$410,016	17%
Subscription-based	378,813	295,467	28%	245,867	20%
Total recurring revenues	863,125	776,700	11%	655,883	18%
Professional services and other revenues	37,002	35,663	4%	27,796	28%
Total revenues	900,127	812,363	11%	683,679	19%
Operating expenses:
Cost of revenues	278,811	263,400	6%	219,037	20%
Compensation and benefits	383,554	317,188	21%	264,392	20%
General and administration	152,564	139,984	9%	121,010	16%
Depreciation and amortization	101,271	77,626	30%	62,820	24%
Total operating expenses	916,200	798,198	15%	667,259	20%
Income (loss) from operations	(16,073)	14,165	*	16,420	(14)%
Other income (expense):
Interest income	3,347	2,363	42%	201	*
Interest expense	(32,520)	(25,203)	29%	(16,347)	54%
Other expense, net	(2,849)	(487)	*	(1,963)	(75)%
Total other expense, net	(32,022)	(23,327)	37%	(18,109)	29%
Loss before income tax provision (benefit)	(48,095)	(9,162)	*	(1,689)	*
Income tax provision (benefit)	(30,893)	(13,172)	135%	1,591	*
Net income (loss)	(17,202)	4,010	*	(3,280)	*
Add: Net loss attributable to non-controlling interest	420	1,745	(76)%	—	*
Net income (loss) attributable to Envestnet, Inc.	$(16,782)	$5,755	*	$(3,280)	*

*	Not meaningful

Year ended December 31, 2019 compared to year ended December 31, 2018

Asset-based recurring revenues

Asset-based recurring revenues increased 1% from $481,233 in 2018 to $484,312 in 2019. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle as a result of the upswing in the equity markets relative to the comparable 2018 period. In 2019, revenues were also positively affected by new account growth and positive net flows of AUM/A. The increase was partially offset by a change in classification of revenues to subscription-based recurring revenues for certain customers. Periodically clients have chosen to change the way they pay for our solution, whereby they switch from an asset-based pricing model to a subscription-based model, which has increased our subscription-based metrics.

Excluding the revenue impact from the acquisitions of PortfolioCenter and PIEtech, asset-based recurring revenue decreased from 59% of total revenue in 2018 to 54% in 2019.

The number of financial advisors with AUM or AUA on our technology platforms increased from 40,103 as of December 31, 2018 to 40,563 as of December 31, 2019 and the number of AUM or AUA client accounts increased from approximately 2.0 million as of December 31, 2018 to approximately 2.1 million as of December 31, 2019.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 28% from $295,467 in 2018 to $378,813 in 2019.

The acquisitions of PortfolioCenter and PIEtech contributed revenues of $6,702 and $27,348, respectively, to subscription-based recurring revenues in 2019. Excluding these revenues, the remaining increase of $49,296 is the result of continuing to add clients, selling additional services to existing clients and a change in classification of revenues from asset-based recurring revenues for certain customers.

Professional services and other revenues

Professional services and other revenues increased 4% from $35,663 in 2018 to $37,002 in 2019, primarily due to an increase in revenues of $2,967 contributed from the PIEtech acquisition.

Cost of revenues

Cost of revenues increased 6% from $263,400 in 2018 to $278,811 in 2019, primarily due to an increase in asset-based cost of revenues of $11,768 and an increase in subscription-based cost of revenues of $3,713. The acquisitions of PortfolioCenter and PIEtech had an immaterial impact to total cost of revenues in 2019. As a percentage of total revenues, cost of revenues decreased from 32% in 2018 to 31% in 2019.

Compensation and benefits

Compensation and benefits increased 21% from $317,188 in 2018 to $383,554 in 2019, primarily due to increases in salaries, benefits and related payroll taxes of $29,092, non-cash compensation expense of $20,199, incentive compensation of $8,351 and severance expense of $7,049. The acquisitions of PortfolioCenter and PIEtech contributed $3,553 and $19,338, respectively, to total compensation and benefits expense in 2019. As a percentage of total revenues, compensation and benefits increased from 39% in 2018 to 43% in 2019.

General and administration

General and administration expenses increased 9% from $139,984 in 2018 to $152,564 in 2019, primarily due to increases in professional and legal expenses of $4,744, systems development expense of $4,596, occupancy costs of $3,829, other miscellaneous general and administration expenses of $2,632, marketing expense of $2,320, accretion on contingent consideration and purchase liabilities of $1,550 and bad debt expense of $1,238. These increases were partially offset by a fair market value adjustment of $8,126 for contingent consideration. In December 2019, we determined that revenue targets for an acquisition would not be met. As a result, we reduced the contingent consideration liability plus accrued interest associated with this acquisition by $8,126 and recorded this as a reduction to general and administration expenses. The acquisitions of PortfolioCenter and PIEtech contributed $4,238 and $4,463, respectively, to total general and administration expense in 2019. As a percentage of total revenues, general and administration expenses remained consistent at 17% in 2018 and 2019.

Depreciation and amortization

Depreciation and amortization expense increased 30% from $77,626 in 2018 to $101,271 in 2019, primarily due to an increase in intangible asset amortization expense of $14,595, driven by the recognition of additional intangible assets related to the acquisitions of PortfolioCenter and PIEtech. Increases in property and equipment depreciation expense of $5,040 and internally developed software amortization expense of $4,009 also contributed to this increase. As a percentage of total revenues, depreciation and amortization expense increased from 10% in 2018 to 11% in 2019.

Interest income

Interest income increased from $2,363 in 2018 to $3,347 in 2019, primarily due to the interest earned on our bank accounts and money market funds.

Interest expense

Interest expense increased 29% from $25,203 in 2018 to $32,520 in 2019, primarily due to the issuance of the Convertible Notes due 2023 in May 2018. Interest expense includes coupon interest, discount amortization and issuance cost amortization related to our convertible notes, as well as interest and amortization of upfront fees and monthly fees related to the Amended Credit Agreement. The discount, issuance costs and upfront fees are amortized over the terms of the related agreements. As a percentage of total revenues, interest expense increased from 3% in 2018 to 4% in 2019.

Other expense, net

Other expense, net increased from $487 in 2018 to $2,849 in 2019, primarily a result of additional equity method losses recorded in 2019. Included within this amount is a gain on life insurance proceeds of approximately $5,000 that we received upon the death of our chief executive officer in October 2019. This gain was offset by a non-revocable charitable contribution of $5,020 made to a foundation created in honor of our former chief executive officer.

Income tax provision

	Year Ended December 31,
	2019	2018
Loss before income tax benefit	$(48,095)	$(9,162)
Income tax benefit	(30,893)	(13,172)
Effective tax rate	64.2%	143.8%

Our 2019 effective tax rate differs from the statutory rate primarily due to state taxes, excess tax benefit related to stock-based compensation, the generation of R&D tax credits, unrecognized tax benefits, prior period true-ups and changes in valuation allowances.

Our 2018 effective tax rate differs from the statutory rate primarily due to the effect of state taxes, foreign taxes, prior period true-up, indefinite-lived intangibles, Base Erosion Anti-Abuse Tax ("BEAT") and release of a portion of the valuation allowance in connection with the 2018 FolioDynamix acquisition.

Year ended December 31, 2018 compared to year ended December 31, 2017

For a discussion of the 2018 Results of Operations compared to 2017, see Part II, Item 7 of our Form 10-K filed with the SEC on March 1, 2019.

Business Segments

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in Part II, Item 8, “Note 19—Segment Information”. Our business segments are as follows:

Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

We also incur expenses not directly attributable to the segments listed above. These nonsegment operating expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges and other non-recurring and/or non-operationally related expenses.

The following table reconciles income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2019	2018	2017
Envestnet Wealth Solutions	$67,713	$75,491	$75,449
Envestnet Data & Analytics	(25,262)	(10,013)	(19,456)
Nonsegment operating expenses	(58,524)	(51,313)	(39,573)
Income (loss) from operations	(16,073)	14,165	16,420
Interest income	3,347	2,363	201
Interest expense	(32,520)	(25,203)	(16,347)
Other expense, net	(2,849)	(487)	(1,963)
Consolidated loss before income tax provision (benefit)	(48,095)	(9,162)	(1,689)
Income tax provision (benefit)	(30,893)	(13,172)	1,591
Consolidated net income (loss)	(17,202)	4,010	(3,280)
Add: Net loss attributable to non-controlling interest	420	1,745	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$(16,782)	$5,755	$(3,280)

Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Year Ended December 31,
	2019	2018	% Change	2017	% Change
	(in thousands, except for percentages)
Revenues:
Asset-based	$484,312	$481,233	1%	$410,016	17%
Subscription-based	207,606	138,372	50%	106,048	30%
Total recurring revenues	691,918	619,605	12%	516,064	20%
Professional services and other revenues	17,540	13,000	35%	11,841	10%
Total revenues	709,458	632,605	12%	527,905	20%
Operating expenses:
Cost of revenues	255,108	244,658	4%	205,793	19%
Compensation and benefits	227,570	191,893	19%	157,237	22%
General and administration	93,321	75,424	24%	63,203	19%
Depreciation and amortization	65,746	45,139	46%	26,223	72%
Total operating expenses	641,745	557,114	15%	452,456	23%
Income from operations	$67,713	$75,491	(10)%	$75,449	*

*	Not meaningful

Year ended December 31, 2019 compared to year ended December 31, 2018 for the Envestnet Wealth Solutions segment

Revenues

Asset-based recurring revenues

Asset-based recurring revenues increased 1% from $481,233 in 2018 to $484,312 in 2019. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle as a result of the upswing in the equity markets relative to the comparable 2018 period. In 2019, revenues were also positively affected by new account growth and positive net flows of AUM/A. The increase in revenues was partially offset by a change in classification of revenues to subscription-based recurring revenues for certain customers. Periodically clients have chosen to change the way they pay for our solution, whereby they switch from an asset-based pricing model to a subscription-based model.

Excluding the revenue impact from the acquisitions of PortfolioCenter and PIEtech, asset-based recurring revenue decreased from 76% of total revenue in 2018 to 68% in 2019.

The number of financial advisors with AUM or AUA on our technology platforms increased from 40,103 as of December 31, 2018 to 40,563 as of December 31, 2019 and the number of AUM or AUA client accounts increased from approximately 2.0 million as of December 31, 2018 to approximately 2.1 million as of December 31, 2019.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 50% from $138,372 in 2018 to $207,606 in 2019.

The acquisitions of PortfolioCenter and PIEtech contributed revenues of $6,702 and $27,348, respectively, to subscription-based recurring revenues in 2019. Excluding these revenues, the remaining increase of $35,184, or 25%, is a result of continuing to add clients, selling additional services to existing clients and a change in classification of revenues from asset-based recurring revenues for certain customers.

Professional services and other revenues

Professional services and other revenues increased 35% from $13,000 in 2018 to $17,540 in 2019, primarily due to an increase in revenues of $2,967 contributed from the PIEtech acquisition along with increases in revenues from both existing customers and onboarding of new customers.

Cost of revenues

Cost of revenues increased 4% from $244,658 in 2018 to $255,108 in 2019, primarily due to the corresponding increase in asset-based cost of revenues. The acquisitions of PortfolioCenter and PIEtech had an immaterial impact to total cost of revenues in 2019. As a percentage of segment revenues, cost of revenues decreased from 39% in 2018 to 36% in 2019, primarily due to the growth in higher margin subscription-based revenues.

Compensation and benefits

Compensation and benefits increased 19% from $191,893 in 2018 to $227,570 in 2019, primarily due to increases in salaries, benefits and related payroll taxes of $20,324 and non-cash compensation expense of $14,626, partially offset by a decrease in severance expense of $1,495. The acquisitions of PortfolioCenter and PIEtech contributed $3,553 and $19,338, respectively, to total compensation and benefits expense in 2019. As a percentage of segment revenues, compensation and benefits increased from 30% in 2018 to 32% in 2019.

General and administration

General and administration expenses increased 24% from $75,424 in 2018 to $93,321 in 2019, primarily due to increases in systems development expense of $4,988, occupancy costs of $3,592, other miscellaneous general and administration expenses of $3,459, marketing expense of $1,736, professional and legal fees of $1,557, accretion on contingent consideration and purchase liabilities of $1,550 and bad debt expense of $1,018. The acquisitions of PortfolioCenter and PIEtech contributed $4,238 and $4,463, respectively, to total general and administration expense in 2019. As a percentage of segment revenues, general and administration expenses increased from 12% in 2018 to 13% in 2019.

Depreciation and amortization

Depreciation and amortization increased 46% from $45,139 in 2018 to $65,746 in 2019, primarily due to an increase in intangible asset amortization expense of $14,650, driven by the recognition of additional intangible assets related to the acquisitions of PortfolioCenter and PIEtech. Also contributing to the increase was increased internally developed software amortization expense of $4,003 and property and equipment depreciation expense of $1,953. As a percentage of segment revenues, depreciation and amortization expense increased from 7% in 2018 to 9% in 2019.

Year ended December 31, 2018 compared to year ended December 31, 2017 for the Envestnet Wealth Solutions segment

For a discussion of the 2018 Results of Operations compared to 2017 for the Envestnet Wealth Solutions segment, see Part II, Item 7 of our Form 10-K filed with the SEC on March 1, 2019.

Envestnet Data & Analytics

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Year Ended December 31,
	2019	2018	% Change	2017	% Change
	(in thousands, except for percentages)
Revenues:
Subscription-based	$171,207	$157,095	9%	$139,819	12%
Professional services and other revenues	19,462	22,663	(14)%	15,955	42%
Total revenues	190,669	179,758	6%	155,774	15%
Operating expenses:
Cost of revenues	23,703	18,742	26%	13,244	42%
Compensation and benefits	118,062	102,378	15%	93,316	10%
General and administration	38,641	36,164	7%	32,073	13%
Depreciation and amortization	35,525	32,487	9%	36,597	(11)%
Total operating expenses	215,931	189,771	14%	175,230	8%
Loss from operations	$(25,262)	$(10,013)	152%	$(19,456)	49%

Year ended December 31, 2019 compared to year ended December 31, 2018 for the Envestnet Data & Analytics segment

Revenues

Subscription-based recurring revenues

Subscription-base recurring revenues increased 9% from $157,095 in 2018 to $171,207 in 2019, primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 14% from $22,663 in 2018 to $19,462 in 2019, primarily due to the timing of the completion of projects and customer deployments.

Cost of revenues

The cost of revenues increased 26% from $18,742 in 2018 to $23,703 in 2019, primarily due to the corresponding increase in subscription-based recurring revenues. As a percentage of segment revenues, cost of revenues increased from 10% in 2018 to 12% in 2019.

Compensation and benefits

Compensation and benefits increased 15% from $102,378 in 2018 to $118,062 in 2019, primarily due to increases in salaries, benefits and related payroll taxes of $6,719 as we have increased overall headcount to support organic growth, increases in severance expense of $6,732 primarily related to a reduction in force at one location and increases in non-cash compensation expense of $3,411, partially offset by a decrease in incentive compensation of $1,393. As a percentage of segment revenues, compensation and benefits increased from 57% in 2018 to 62% in 2019.

General and administration

General and administration expenses increased 7% from $36,164 in 2018 to $38,641 in 2019, primarily due to expenses incurred in 2019 for a legal matter (see “Note 21—Commitments and Contingencies”), increases in transaction related expenses of $1,065, professional fees of $536, marketing costs of $501 and other miscellaneous increases. These increases were partially offset by a $865 decrease in costs related to communications, research and data. As a percentage of segment revenues, general and administration expenses remained constant at 20% in 2018 and 2019.

Depreciation and amortization

Depreciation and amortization increased 9% from $32,487 in 2018 to $35,525 in 2019, primarily due to an increase in property and equipment depreciation expense of $2,224 resulting from our business acquisitions and routine fixed asset purchases. As a percentage of segment revenues, depreciation and amortization expense increased from 18% in 2018 to 19% in 2019.

Year ended December 31, 2018 compared to year ended December 31, 2017 for the Envestnet Data & Analytics segment

For a discussion of the 2018 Results of Operations compared to 2017 for the Envestnet Data & Analytics segment, see Part II, Item 7 of our Form 10-K filed with the SEC on March 1, 2019.

Nonsegment

The following table presents nonsegment operating expenses:

	Year Ended December 31,
	2019	2018	% Change	2017	% Change
	(in thousands, except for percentages)
Operating expenses:
Compensation and benefits	$37,922	$22,917	65%	$13,839	66%
General and administration	20,602	28,396	(27)%	25,734	10%
Total operating expenses	$58,524	$51,313	14%	$39,573	30%

Year ended December 31, 2019 compared to year ended December 31, 2018 for nonsegment

Compensation and benefits

Compensation and benefits increased 65% from $22,917 in 2018 to $37,922 in 2019, primarily due to increases in incentive compensation of $8,770, primarily a result of approximately $8,800 in retention bonuses paid in connection with the PIEtech Acquisition, non-cash compensation expense of $2,162, salaries, benefits and related payroll taxes of $2,050 and an increase in severance expense of $1,812.

General and administration

General and administration expenses decreased 27% from $28,396 in 2018 to $20,602 in 2019. In December 2019, we determined that revenue targets for an acquisition would not be met. As a result, we reduced the contingent consideration liability plus accrued interest associated with this acquisition by $8,126 and recorded this as a reduction to general and administration expenses.

Year ended December 31, 2018 compared to year ended December 31, 2017 for nonsegment

For a discussion of the 2018 Results of Operations compared to 2017 for nonsegment expenses, see Part II, Item 7 of our Form 10-K filed with the SEC on March 1, 2019.

Non‑GAAP Financial Measures

In addition to reporting results according to GAAP, we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues,” “adjusted net revenues,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per share”.

We introduced adjusted net revenues as a non-GAAP financial metric in the first quarter of 2019 to eliminate the effects of asset-based costs of revenue, which is included in both asset-based recurring revenue and cost of revenue in our consolidated statements of operations. As our business model moves towards a more subscription-based recurring revenue model, excluding this portion of our revenue from certain analysis performed by management improves the usefulness and comparability of such analysis when evaluating the growth and profitability of the overall business, and in comparing segment performance.  While the amounts included in the calculation of adjusted net revenues are disclosed in our consolidated financial statements and footnotes, management believes providing more transparency into this metric is beneficial to investors who wish to evaluate our performance in this fashion. Adjusted revenues and Adjusted net revenues have limitations as financial measures, should be considered as supplemental in nature and are not meant as a substitute for revenue prepared in accordance with GAAP.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration and purchase liability, income tax provision (benefit), depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration liability, litigation related expense, foreign currency, non-income tax expense adjustment, loss allocation from equity method investment and loss attributable to non‑controlling interest.

“Adjusted net income” represents net income (loss) before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non‑cash interest expense, non‑cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles and fair value adjustment to property and equipment, net, fair market value adjustment on contingent consideration liability, litigation related expense, foreign currency, non-income tax expense adjustment, loss allocation from equity method investment and loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

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

We also present adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board of Directors, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision (benefit), non-income tax expense, restructuring charges and transaction costs, accretion on contingent consideration and purchase liability, severance,litigation related expense, pre-tax loss attributable to non‑controlling interest and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non‑cash stock‑based compensation expense from adjusted EBITDA and adjusted net income because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•
Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we paid net cash of $8,119, $5,531, and $3,261 in the years ended December 31, 2019, 2018 and 2017, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•
Other companies in our industry may calculate adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues and adjusted net revenues based on our historical results:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Total revenues	$900,127	$812,363	$683,679
Deferred revenue fair value adjustment	9,271	118	130
Adjusted revenues	909,398	812,481	683,809
Less: Asset-based cost of revenues	(243,913)	(232,145)	(194,894)
Adjusted net revenues	$665,485	$580,336	$488,915

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income (loss)	$(17,202)	$4,010	$(3,280)
Add (deduct):
Deferred revenue fair value adjustment	9,271	118	130
Interest income	(3,347)	(2,363)	(201)
Interest expense	32,520	25,203	16,347
Accretion on contingent consideration and purchase liability	1,772	222	512
Income tax provision (benefit)	(30,893)	(13,172)	1,591
Depreciation and amortization	101,271	77,626	62,820
Non-cash compensation expense	60,444	40,245	31,331
Restructuring charges and transaction costs	26,558	15,580	13,666
Severance	15,367	8,318	2,316
Fair market value adjustment on contingent consideration liability	(8,126)	—	—
Litigation related expense	2,879	—	1,033
Foreign currency	(72)	(589)	494
Non-income tax expense adjustment	374	(590)	346
Loss allocation from equity method investment	2,361	1,146	1,469
Loss attributable to non-controlling interest	110	1,791	316
Adjusted EBITDA	$193,287	$157,545	$128,890

The following table sets forth a reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income (loss)	$(17,202)	$4,010	$(3,280)
Income tax provision (benefit) (1)	(30,893)	(13,172)	1,591
Loss before income tax provision (benefit)	(48,095)	(9,162)	(1,689)
Add (deduct):
Deferred revenue fair value adjustment	9,271	118	130
Accretion on contingent consideration and purchase liability	1,772	222	512
Non-cash interest expense	18,743	13,905	8,994
Non-cash compensation expense	60,444	40,245	31,331
Restructuring charges and transaction costs	26,558	15,580	13,666
Severance	15,367	8,318	2,316
Amortization of acquired intangibles and fair value adjustment to property and equipment, net	70,677	53,856	42,127
Fair market value adjustment on contingent consideration liability	(8,126)	—	—
Litigation related expense	2,879	—	1,033
Foreign currency	(72)	(589)	494
Non-income tax expense adjustment	374	(590)	346
Loss allocation from equity method investment	2,361	1,146	1,469
Loss attributable to non-controlling interest	110	1,791	316
Adjusted net income before income tax effect	152,263	124,840	101,045
Income tax effect (2)	(38,827)	(33,705)	(40,418)
Adjusted net income	$113,436	$91,135	$60,627

Basic number of weighted-average shares outstanding	50,937,919	45,268,002	43,732,148
Effect of dilutive shares:
Options to purchase common stock	1,015,164	1,304,493	1,649,225
Unvested restricted stock units	691,740	811,590	770,428
Convertible Notes	33,388	—	—
Warrants	—	—	—
Diluted number of weighted-average shares outstanding	52,678,211	47,384,085	46,151,801
Adjusted net income per share - diluted	$2.15	$1.92	$1.31
__________________________________________________________

(1)	For the years ended December 31, 2019, 2018 and 2017, the effective tax rate computed in accordance with GAAP equaled 64.2%, 143.8% and (94.2)%, respectively.

(2)	Estimated normalized effective tax rates of 25.5%, 27.0% and 40.0%, respectively, have been used to compute adjusted net income for the years ended December 31, 2019, 2018 and 2017, respectively.

Note on Income Taxes: As of December 31, 2019, we had net operating loss carryforwards of approximately $265,000 and $208,000 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth a reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$709,458	$190,669	$—	$900,127
Deferred revenue fair value adjustment	9,271	—	—	9,271
Adjusted revenues	718,729	190,669	—	909,398
Less: Asset-based cost of revenues	(243,913)	—	—	(243,913)
Adjusted net revenues	$474,816	$190,669	$—	$665,485

Income (loss) from operations	$67,713	$(25,262)	$(58,524)	$(16,073)
Add (deduct):
Deferred revenue fair value adjustment	9,271	—	—	9,271
Accretion on contingent consideration and purchase liability	1,772	—	—	1,772
Depreciation and amortization	65,746	35,525	—	101,271
Non-cash compensation expense	33,968	14,963	11,513	60,444
Restructuring charges and transaction costs	2,491	635	22,633	25,759
Severance	6,315	7,212	1,840	15,367
Fair market value adjustment on contingent consideration liability	—	—	(8,126)	(8,126)
Litigation related expense	—	2,879	—	2,879
Other	239	—	—	239
Non-income tax expense adjustment	500	(126)	—	374
Loss attributable to non-controlling interest	110	—	—	110
Adjusted EBITDA	$188,125	$35,826	$(30,664)	$193,287

	Year Ended December 31, 2018
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$632,605	$179,758	$—	$812,363
Deferred revenue fair value adjustment	110	8	—	118
Adjusted revenues	632,715	179,766	—	812,481
Less: Asset-based cost of revenues	(232,145)	—	—	(232,145)
Adjusted net revenues	$400,570	$179,766	$—	$580,336

Income (loss) from operations	$75,491	$(10,013)	$(51,313)	$14,165
Add:
Deferred revenue fair value adjustment	110	8	—	118
Accretion on contingent consideration and purchase liability	222	—	—	222
Depreciation and amortization	45,139	32,487	—	77,626
Non-cash compensation expense	19,342	11,552	9,351	40,245
Restructuring charges and transaction costs	3,143	1,735	10,702	15,580
Severance	7,810	480	28	8,318
Other	66	4	—	70
Non-income tax expense adjustment	(1,177)	587	—	(590)
Loss attributable to non-controlling interest	1,791	—	—	1,791
Adjusted EBITDA	$151,937	$36,840	$(31,232)	$157,545

	Year Ended December 31, 2017
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$527,905	$155,774	$—	$683,679
Deferred revenue fair value adjustment	38	92	—	130
Adjusted revenues	527,943	155,866	—	683,809
Less: Asset-based cost of revenues	(194,894)	—	—	(194,894)
Adjusted net revenues	$333,049	$155,866	$—	$488,915

Income (loss) from operations	$75,449	$(19,456)	$(39,573)	$16,420
Add (deduct):				—
Deferred revenue fair value adjustment	38	92	—	130
Accretion on contingent consideration and purchase liability	512	—	—	512
Depreciation and amortization	26,223	36,597	—	62,820
Non-cash compensation expense	15,191	10,880	5,260	31,331
Restructuring charges and transaction costs	366	—	13,300	13,666
Severance	1,954	346	16	2,316
Litigation related expense	—	1,033	—	1,033
Non-income tax expense adjustment	346	—	—	346
Loss attributable to non-controlling interest	316	—	—	316
Adjusted EBITDA	$120,395	$29,492	$(20,997)	$128,890

Liquidity and Capital Resources

As of December 31, 2019, we had total cash and cash equivalents of $82,505, compared to $289,345 as of December 31, 2018. We plan to use existing cash as of December 31, 2019, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities. We funded a portion of the May 1, 2019 PIEtech acquisition and the December 2019 settlement of the Convertible Notes due 2019 through a combination of cash on hand and through additional borrowings under our revolving credit facility. As a result of these borrowings, we expect our cash interest payments to increase.

Amended Credit Agreement

In 2014, we and certain of our subsidiaries entered into a credit agreement with a group of banks (the “Banks”), for which Bank of Montreal acted as administrative agent. Since 2014, the credit agreement has been amended several times, the latest of which occurred in September 2019 (the “Amended Credit Agreement”).

Pursuant to the Amended Credit Agreement, the Banks agreed to provide to the Company with a revolving credit facility of $500,000, of which amount may be increased by $150,000 (the “Revolving Credit Facility”). The Amended Credit Agreement also includes a $5,000 sub-facility for the issuance of letters of credit.

Proceeds under the Amended Credit Agreement may be used to finance capital expenditures, working capital, permitted acquisitions and for general corporate purposes.

We pay interest on borrowings made under the Amended Credit Agreement at rates between 1.50% and 3.25% above LIBOR based on our total leverage ratio.  Borrowings under the Amended Credit Agreement are scheduled to mature on September 27, 2024.

As of December 31, 2019, there were $260,000 revolving credit amounts outstanding under the Revolving Credit Facility. As of December 31, 2019, our availability under the Revolving Credit Facility was $240,000, subject to covenant compliance.

See Part II, Item 8, “Note 9—Debt” for further information regarding our Amended Credit Agreement.

Convertible Notes

In May 2018, we issued $345,000 of convertible notes that mature on June 1, 2023 (the “Convertible Notes due 2023”). The Convertible Notes due 2023 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year. These Convertible Notes due 2023 are general unsecured senior obligations and are subordinated in right of payment to our obligations under our Amended Credit Agreement. The Convertible Notes due 2023 are structurally subordinated to the indebtedness and other liabilities of any of our subsidiaries, other than our wholly owned subsidiary, Envestnet Asset Management, Inc. (“EAM”), which has fully and unconditionally guaranteed the notes on an unsecured basis. The Convertible Notes due 2023 rank equally in right of payment with all of our existing and future senior indebtedness.

See Part II, Item 8, “Note 9—Debt” for further information regarding our Convertible Notes due 2023.

Issuance and sale of Common Shares to BlackRock

In December 2018, we issued and sold to BlackRock, Inc. (“BlackRock”) approximately 2,356,000 common shares at a purchase price of $52.13 per share, and warrants to purchase approximately 470,000 common shares at an exercise price of $65.16 per share, subject to customary anti-dilution adjustments. The warrants are exercisable at BlackRock’s option for four years from the date of issuance. The warrants may be exercisable through cash exercise or net issue exercise with cash settlement at our sole discretion.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$108,726	$117,385
Net cash used in investing activities	(375,708)	(241,679)
Net cash provided by financing activities	60,465	352,294
Effect of exchange rate on changes on cash	(399)	(592)
Net increase (decrease) in cash, cash equivalents and restricted cash	(206,916)	227,408
Cash, cash equivalents and restricted cash, end of period	82,755	289,671

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2019 was $108,726 compared to net cash provided by operating activities of $117,385 for the same period in 2018. After adjusting for non-cash items within net income (loss), the decrease was primarily due to the timing of payments and collections within operating assets and liabilities of $9,629.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $375,708 compared to net cash used in investing activities of $241,679 for the same period in 2018. The change was primarily the result of increases in cash disbursements for business acquisitions of $126,298 and an increase in the capitalization of internally developed software costs of $10,028.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $60,465 compared to net cash provided by operating activities of $352,294 for the same period in 2018. In 2018, we received $345,000 proceeds from the issuance of convertible notes and $122,704 of proceeds from the issuance of common stock and warrants to Blackrock. We also paid $184,751 towards convertible notes that matured on December 15, 2019. These decreases in financing cash flows from 2018 to 2019 were partially offset by an increase in net borrowing activity on our Revolving Credit Facility of $341,168.

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

Commitments

We enter into unconditional purchase obligations arrangements for certain of our services that we receive in the normal course of business. The following table sets forth information regarding our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(in thousands)
Convertible Notes	$345,000	$—	$—	$345,000	$—
Revolving Credit Facility (1)	309,293	10,400	20,800	278,093	—
Operating leases(2)	132,837	19,390	32,031	21,540	59,876
Purchase obligations	39,481	15,582	22,063	1,836	—
Convertible Notes coupon interest payments	21,133	6,038	12,076	3,019	—
Contingent consideration	10,640	—	10,640	—	—
Definite consideration	6,229	2,160	4,069	—	—
Undrawn Revolving Credit Facility fees	2,844	600	1,200	1,044	—
Other(3)	11,375	1,375	10,000	—	—
Total	$878,832	$55,545	$112,879	$650,532	$59,876
__________________________________________________________

(1)
As of December 31, 2019, we have $260,000 of borrowings under our Revolving Credit Facility. The amounts included within the table assume that repayment of these borrowings does not occur until September 27, 2024, the date on which the Revolving Credit Facility matures. Included within this line item are estimated annual interest payments based on this amount of borrowings at an annual rate of 4%.

(2)	We lease facilities under non‑cancellable operating leases expiring at various dates through 2030.

(3)
The Company granted membership interests in certain of the Company's equity method investments to two legacy PIEtech executives with an estimated grant date fair market value of $8,900. These membership interests will vest on May 1, 2020 and become exercisable on May 1, 2022, with the option to put the membership interests to the Company.

The table above does not reflect the following:

•	Amounts estimated for uncertain tax positions as the timing and likelihood of such payments cannot be reasonably estimated.

•
Voluntary employer matching contributions to our defined contribution benefit plans since the amount cannot be reasonably estimated. For the years ended December 31, 2019, 2018 and 2017, we made voluntary employer matching contributions of $6,044, $4,778 and $4,038, respectively.

We include various types of indemnification and guarantee clauses in certain arrangements. These indemnifications and guarantees may include, but are not limited to, infringement claims related to intellectual property, direct or consequential damages and guarantees to certain service providers and service level requirements with certain customers. The type and amount of any potential indemnification or guarantee varies substantially based on the nature of each arrangement. We have experienced no previous claims and cannot determine the maximum amount of potential future payments, if any, related to these indemnification and guarantee provisions. We believe that it is unlikely that we will have to make material payments under these arrangements and therefore we have not recorded a contingent liability in the consolidated balance sheets.
Off‑Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The accounting policies described below require management to apply significant judgment in connection with the preparation of our consolidated financial statements. In particular, judgment is applied to determine the appropriate assumptions to be used in calculating estimates that affect certain reported amounts in our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. If different estimates or assumptions were used, our results of operations, financial condition and cash flows could have been materially different than those reflected in our consolidated financial statements. For additional information regarding our critical accounting policies, see Part II, Item 8, “Note 2—Summary of Significant Accounting Policies”.

Revenue Recognition

Revenues are derived from asset-based and subscription-based services and professional services and other sources. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. Sales and usage-based taxes are excluded from revenues.
Asset-based recurring revenues— Asset-based recurring revenues primarily consist of fees for providing customers continuous access to platform services through our uniquely customized platforms. These platform services include investment manager research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing and back office and middle-office operations and administration and are made available to customers throughout the contractual term from the date the customized platform is launched.

The asset-based fees we earn are generally based upon variable percentages of assets managed or administered on our platforms. The fee percentage varies based on the level and type of services we provide to our customers, as well as the values of existing customer accounts. The values of the customer accounts are affected by inflows or outflows of customer funds and market fluctuations.

The platform services are substantially the same over each quarter and performed in a similar manner over the contract period, and are considered stand-ready promises. The platform services that are delivered to the customer over the quarter are considered distinct, as the customer benefits distinctly from each increment of our services and each quarter is separately identified in the contract, and are considered to be a single performance obligation under ASC 606.

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

The asset-based contracts generally contain one performance obligation and revenue is recognized on a ratable basis over the quarter beginning on the date that the platform services are made available to the customer as the customer simultaneously consumes and receives the benefits of the services. All asset-based fees are recognized in the Envestnet Wealth Solutions segment.

For certain services provided by third parties, we evaluate whether we are the principal (revenues reported on a gross basis) or agent (revenues reported on a net basis). Generally, we report customer fees including charges for third party service providers where we have a direct contract with such third party service providers on a gross basis, whereas the amounts billed to our customers are recorded as revenues, and amounts paid to third party service providers are recorded as cost of revenues. We are the principal in the transaction because we control the services before they are transferred to our customers. Control is evidenced by being primarily responsible to our customers and having discretion in establishing pricing.

Subscription-based recurring revenues— Subscription-based recurring revenues primarily consist of fees for providing customers continuous access to our platform for wealth management and financial wellness. The subscription-based fees generally include fixed fees and or usage-based fees.

Generally, the subscription services are substantially the same over each quarter and performed in a similar manner over the contract period, and are considered stand-ready promises. Quarterly subscription services are considered distinct as the customer can benefit from each increment of services on its own and each quarter is separately identified in the contract, and services are considered to be a single performance obligation under the ASC 606.

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

Certain subscription-based contracts contain multiple performance obligations (i.e. platform services performance obligation and professional services performance obligation). Fixed fees are generally recognized on a ratable basis over the quarter beginning when the subscription services are made available to the customer, as the customer simultaneously receives and consumes the benefits of the subscription services. Usage-based revenue is recognized on a monthly basis as the customer receives and consumes the benefit as we provide the services. Subscription-based fees are recognized in both the Envestnet Wealth Solutions and Envestnet Data & Analytics segments.

Professional services and other revenues— We earn professional services fees by providing contractual customized services and platform software development as well as initial implementation fees. Professional services contracts generally have fixed prices, and generally specify the deliverables in the contract. Certain professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of services performed. Initial implementation fees are fixed and recognized ratably over the contract term.

Other revenue primarily includes revenue related to the Advisor Summit. Other revenue is recognized when the events are held. Other revenue is not significant.

The majority of the professional services and other contracts contain one performance obligation. Professional services and other revenues are recognized in both the Envestnet Wealth Solutions and Envestnet Data & Analytics segments.

Arrangements with multiple performance obligations— Certain of the our contracts with customers contain multiple performance obligations such as platform services performance obligation and professional services performance obligation. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. Standalone selling prices of services are estimated based on observable transactions when these services are sold on a standalone basis or based on expected cost plus margin.
Contract Balances— We record contract liabilities (deferred revenue) when cash payments are received in advance of our performance. The term between invoicing date and when payment is due is generally not significant. For the majority of our arrangements, we require advance quarterly payments before services are delivered to the customer.

Deferred Revenue— Deferred revenue primarily consists of implementation fees, professional services and subscription fee payments received in advance from customers.
Deferred sales incentive compensation—Sales incentive compensation earned by our sales force is considered an incremental and recoverable cost to acquire a contract with a customer. Sales incentive compensation for initial contracts is deferred and amortized on a straight-line basis over the period of benefit, which we have determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, life of the technology and other factors. Sales incentive compensation for renewal contracts are deferred and amortized on a straight-line basis over the related contractual renewal period. Deferred sales incentive compensation is included in other non-current assets in the consolidated balance sheets and amortization expense is included in compensation and benefits expenses in the consolidated statements of operations.

Management has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses in the consolidated statements of operations.

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

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, margins and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies and the general macroeconomic environment. We review finite‑lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. There was no impairment recognized on intangible assets in 2019, 2018 or 2017.

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

We determine the fair value of contingent acquisition consideration payable on the acquisition date using a discounted cash flow approach utilizing an appropriate discount rate. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as adjustments to fair market value adjustment on contingent consideration liability within general and administration expenses on the consolidated statements of operations. Changes in the fair value of the contingent acquisition consideration liability can result from adjustments to the estimated revenue forecasts included in the contingent payment calculations. In December 2019, we determined that revenue targets for an acquisition would not be met. As a result, we reduced the contingent consideration liability plus accrued interest associated with this acquisition by $8,126 and recorded this as a reduction to general and administration expenses.

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

If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a quantitative evaluation must be performed. If the carrying value of a reporting unit’s goodwill exceeds its fair value, then an impairment loss equal to the difference will be recorded. In accordance with applicable accounting guidance, prior to performing the quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, we are not required to complete the quantitative goodwill impairment evaluation. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves management judgment.

We completed our annual goodwill impairment test as of October 31, 2019 for the fiscal year ended December 31, 2019. At that date, we determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit. We concluded that we have two reporting units. We also determined that it was more likely than not that the fair value of the reporting units exceeded the carrying value and concluded that goodwill was not impaired. As a result, we did not perform the quantitative goodwill impairment evaluation.

As part of the our ongoing monitoring efforts to assess goodwill for possible indications of impairment, we will continue to consider a wide variety of factors, including but not limited to the global economic environment and its potential impact on our business. There can be no assurance that our estimates and assumptions regarding forecasted cash flows of certain reporting units, the current economic environment, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the years ended December 31, 2019, 2018 and 2017.

Income taxes

We are subject to income taxes in the United States, Australia, Canada, India, and the United Kingdom. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our income tax provision in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to an amount that we determine is more-likely-than-not to be realized in the future.

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

Our effective tax rates differ from the statutory rates primarily due to the effect of state taxes, excess tax benefit related to stock-based compensation, the generation of R&D tax credits, unrecognized tax benefits, prior period true-ups and changes in valuation allowances. Our provision for income taxes varies based on, among other things, changes in the valuation of our deferred tax assets and liabilities, the tax effects of non-cash stock-based compensation or changes in applicable tax laws, regulations and accounting principles or interpretations thereof.

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

Our Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2019, 2018, 2017, 2014, 2013, 2012, 2011, 2010, and 2008. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheets. It is possible that one or more of these audits may be finalized within the next twelve months.

Recent Accounting Pronouncements

See Part II, Item 8, “Note 2—Summary of Significant Accounting Policies” for a detailed description of Recent Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market risk
Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2019, 2018 and 2017, 54%, 59% and 60% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net income (loss) to decrease.
Foreign currency risk
A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these revenues into U.S. dollars. For the year ended December 31, 2019, we estimate that a hypothetical 10% change in the value of various currencies to the U.S. dollar would result in a corresponding increase or decrease of approximately $1,890 to pre-tax earnings.
The expenses of our Indian subsidiaries, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the year ended December 31, 2019, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $5,541 to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $4,534 to pre-tax earnings.
Interest rate risk
We are subject to market risk from changes in interest rates. We have a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50% and 3.25%. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended Credit Agreement. Interest charged on the revolving credit facility during 2019 was incurred at an average rate of 4.14%. As of December 31, 2019, there were $260,000 of revolving credit amounts outstanding under the Amended Credit Agreement. We incurred interest expense of $4,860 for the year ended December 31, 2019 related to the Amended Credit Agreement. A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense by approximately $397 on an annual basis.

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Envestnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Envestnet, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
On April 1, 2019, the Company acquired certain assets and assumed certain liabilities of the PortfolioCenter business and on May 1, 2019 the Company acquired PIEtech, Inc., (collectively the “Acquired Companies”), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, the Acquired Companies’ internal control over financial reporting associated with total assets of $605,787 thousand and total revenues of $37,020 thousand included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over the financial reporting of the Acquired Companies.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue transactions with customers as of January 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended.
Also as discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases, as amended.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of revenue recognition

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company has recorded $900,127 thousand of revenues for the year ended December 31, 2019. Revenues are derived from asset-based services, subscription or licensing-based services, and professional services and other sources. The Company recognizes revenues when control of the services is transferred to customers. While revenues consist of a large number of similar, individually low value transactions, there are a number of different revenue streams with underlying services, sold with varying pricing structures. The Company’s revenue recognition process includes a combination of automated and manual processes which rely on several distinct information technology (IT) systems and the IT framework underpinning revenue recognition is complex.

We identified the evaluation of revenue recognition as a critical audit matter due to the complexity and number of IT systems and the specialized skills needed to test the IT elements of the revenue recognition process. Subjective and complex auditor judgment was required to assess the sufficiency of audit procedures performed and the nature and extent of audit evidence obtained.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s general information technology and application controls related to the IT systems used within the Company’s revenue recognition process, including the automated elements of the flow of transactions. We also tested certain manual controls over the underlying transaction data processed by the IT systems. We involved IT professionals with specialized skills and knowledge, who assisted in testing the various systems interacting within the Company’s revenue recognition process. We applied judgment to assess the scope and level of procedures performed over the various IT systems based on the nature of the information processed by the systems. For one of the revenue streams, we developed an expectation of revenues based on payment receipts and compared it to the Company’s recorded amount. This included testing, on a sample basis, the inputs used in deriving our expectation of revenues, including billed and unbilled fee receivables and deferred revenue. We tested the change in balances of these accounts by tracing the beginning and ending balances to underlying accounting records. For the billed and unbilled fee receivables sample selections, we tested the ending balances by agreeing them to third-party confirmations. For the deferred revenue sample selections, we recalculated the ending balances by inspecting contract terms and evidence of delivery. We tested a sample of prices and quantities by agreeing them to contract terms and the IT system, respectively. For some of the other revenue streams, we tested the revenue inputs by selecting a sample and agreeing it to third-party revenue confirmations, evidence of delivery, contractual terms, and/or usage-based information produced by the IT systems.

Assessment of acquisition-date fair value of customer lists

As discussed in Note 3 to the consolidated financial statements, on May 1, 2019, the Company acquired PIEtech, Inc. in a business combination. As a result of the transaction, the Company acquired intangible assets associated with the generation of future income from PIEtech Inc.’s existing customers. The acquisition-date fair value for the customer lists of $222,000 thousand was estimated using an excess earnings method, and represented approximately 12% of the Company’s total assets as of December 31, 2019.
We identified the assessment of acquisition-date fair value of the customer lists acquired in the PIEtech, Inc. business combination as a critical audit matter. A high degree of subjectivity was involved in assessing forecasted revenue growth rates and the discount rate used in the methodology to estimate fair values. There was limited observable market information for the forecasted revenue growth rates and the discount rate, and the calculated fair values were sensitive to reasonably possible changes to these assumptions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process, including controls related to the valuation methodology used, and the development of the forecasted revenue growth rates and the estimated discount rate. We performed sensitivity analyses to assess the impact of changes in the assumptions listed above on the acquisition-date fair value. We evaluated the Company’s forecasted revenue growth rates by comparing forecasted growth assumptions to those of the Company’s historical acquisitions, and market data. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

•	assessing the selection of the valuation methodology,

•
assessing the Company’s estimated discount rate by comparing it against a discount rate that was independently developed using publicly available market data along with data from comparable companies, and

•
developing an estimate for the acquisition-date fair value of the customer lists using the Company’s cash flow forecasts and an independently developed discount rate, and comparing the result to the Company’s fair value estimate.

 /s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Chicago, Illinois
February 28, 2020

Envestnet, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share information)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$82,505	$289,345
Fees receivable, net	67,815	68,004
Prepaid expenses and other current assets	32,183	23,557
Total current assets	182,503	380,906

Property and equipment, net	53,756	44,991
Internally developed software, net	60,263	38,209
Intangible assets, net	505,589	305,241
Goodwill	879,850	519,102
Operating lease right-of-use assets, net	82,796	—
Other non-current assets	37,127	25,298
Total assets	$1,801,884	$1,313,747

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$137,944	$133,298
Accounts payable	17,277	19,567
Operating lease liabilities	13,816	—
Convertible Notes due 2019	—	165,711
Contingent consideration	—	732
Deferred revenue	34,753	23,988
Total current liabilities	203,790	343,296

Convertible Notes due 2023	305,513	294,725
Revolving credit facility	260,000	—
Contingent consideration	9,045	—
Deferred revenue	5,754	6,910
Non-current operating lease liabilities	88,365	—
Deferred rent and lease incentive	—	17,569
Deferred tax liabilities, net	29,481	640
Other non-current liabilities	32,360	18,005
Total liabilities	934,308	681,145

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 66,320,706 and 61,238,898 shares issued as of December 31, 2019 and December 31, 2018, respectively; 52,841,706 and 48,121,800 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	331	306
Additional paid-in capital	1,037,141	761,128
Accumulated deficit	(75,664)	(58,882)
Treasury stock at cost, 13,479,000 and 13,117,098 shares as of December 31, 2019 and December 31, 2018, respectively	(90,965)	(67,858)
Accumulated other comprehensive loss	(1,749)	(994)
Total stockholders’ equity	869,094	633,700
Non-controlling interest	(1,518)	(1,098)
Total equity	867,576	632,602
Total liabilities and equity	$1,801,884	$1,313,747
See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Asset-based	$484,312	$481,233	$410,016
Subscription-based	378,813	295,467	245,867
Total recurring revenues	863,125	776,700	655,883
Professional services and other revenues	37,002	35,663	27,796
Total revenues	900,127	812,363	683,679

Operating expenses:
Cost of revenues	278,811	263,400	219,037
Compensation and benefits	383,554	317,188	264,392
General and administration	152,564	139,984	121,010
Depreciation and amortization	101,271	77,626	62,820
Total operating expenses	916,200	798,198	667,259

Income (loss) from operations	(16,073)	14,165	16,420

Other income (expense):
Interest income	3,347	2,363	201
Interest expense	(32,520)	(25,203)	(16,347)
Other expense, net	(2,849)	(487)	(1,963)
Total other expense, net	(32,022)	(23,327)	(18,109)

Loss before income tax provision (benefit)	(48,095)	(9,162)	(1,689)

Income tax provision (benefit)	(30,893)	(13,172)	1,591

Net income (loss)	(17,202)	4,010	(3,280)
Add: Net loss attributable to non-controlling interest	420	1,745	—
Net income (loss) attributable to Envestnet, Inc.	$(16,782)	$5,755	$(3,280)

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.33)	$0.13	$(0.08)

Diluted	$(0.33)	$0.12	$(0.08)

Weighted average common shares outstanding:
Basic	50,937,919	45,268,002	43,732,148

Diluted	50,937,919	47,384,085	43,732,148

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss) attributable to Envestnet, Inc.	$(16,782)	$5,755	$(3,280)
Other comprehensive income (loss), net of taxes:
Foreign currency translation gains (losses), net	(755)	(1,618)	1,046
Comprehensive income (loss) attributable to Envestnet, Inc.	$(17,537)	$4,137	$(2,234)

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share information)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2016	55,642,686	$278	(12,402,119)	$(33,068)	$516,675	$(422)	$(70,574)	$398	$413,287

Exercise of stock options	837,857	4	—	—	7,947	—	—	—	7,951
Issuance of common stock - vesting of restricted stock units	969,513	5	—	—	—	—	—	—	5
Stock-based compensation expense	—	—	—	—	31,635	—	—	—	31,635
Purchase of treasury stock for stock-based tax withholdings	—	—	(347,296)	(13,974)	—	—	—	—	(13,974)
Foreign currency translation gain	—	—	—	—	—	1,046	—	—	1,046
Net loss	—	—	—	—	—	—	(3,280)	—	(3,280)
Balance, December 31, 2017	57,450,056	$287	(12,749,415)	$(47,042)	$556,257	$624	$(73,854)	$398	$436,670

Adoption of ASC 606 (See Note 13)	—	—	—	—	—	—	9,217	—	9,217
Exercise of stock options	359,345	2	—	—	5,303	—	—	—	5,305
Issuance of common stock - vesting of restricted stock units	1,073,681	4	—	—	—	—	—	—	4
Stock-based compensation expense	—	—	—	—	39,969	—	—	276	40,245
Purchase of treasury stock for stock-based tax withholdings	—	—	(367,683)	(20,816)	—	—	—	—	(20,816)
Issuance of non-controlling units in private company	—	—	—	—	—	—	—	473	473
Issuance of Convertible Notes due 2023, net of offering costs	—	—	—	—	46,611	—	—	—	46,611
Issuance of common stock and warrants - private placement, net of offering costs	2,355,816	13	—	—	118,148	—	—	—	118,161
Purchase of non-controlling units in ERS	—	—	—	—	(5,160)	—	—	(1,400)	(6,560)
Reclassification of redeemable units	—	—	—	—	—	—	—	900	900
Foreign currency translation loss	—	—	—	—	—	(1,618)	—	—	(1,618)
Net income (loss)	—	—	—	—	—	—	5,755	(1,745)	4,010
Balance, December 31, 2018	61,238,898	$306	(13,117,098)	$(67,858)	$761,128	$(994)	$(58,882)	$(1,098)	$632,602

Exercise of stock options	783,216	4	—	—	10,588	—	—	—	10,592
Issuance of common stock - vesting of restricted stock units	1,098,124	5	—	—	—	—	—	—	5
Acquisition of business	3,200,468	16	—	—	223,240	—	—	—	223,256
Stock-based compensation expense	—	—	—	—	54,436	—	—	—	54,436
Purchase of treasury stock for stock-based tax withholdings	—	—	(361,902)	(23,107)	—	—	—	—	(23,107)
Payment of Convertible Notes due 2019	—	—	—	—	(12,251)	—	—	—	(12,251)
Foreign currency translation loss	—	—	—	—	—	(755)	—	—	(755)
Net loss	—	—	—	—	—	—	(16,782)	(420)	(17,202)
Balance, December 31, 2019	66,320,706	$331	(13,479,000)	$(90,965)	$1,037,141	$(1,749)	$(75,664)	$(1,518)	$867,576

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$(17,202)	$4,010	$(3,280)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	101,271	77,626	62,820
Deferred rent and lease incentive amortization	—	671	1,027
Provision for doubtful accounts	2,855	1,618	867
Deferred income taxes	(39,630)	(23,629)	(4,597)
Non-cash compensation expense	60,444	40,245	31,331
Non-cash interest expense	19,246	14,534	8,994
Accretion on contingent consideration and purchase liability	1,772	222	512
Payments of contingent consideration	(578)	—	(357)
Loss allocation from equity method investment	2,361	1,146	1,469
Gain on life insurance proceeds	(5,000)	—	—
Fair market value adjustment to contingent consideration liability	(8,126)	—	—

Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	1,139	(12,890)	(8,121)
Prepaid expenses and other current assets	(6,440)	(887)	(787)
Other non-current assets	(5,234)	(3,336)	(1,690)
Accrued expenses and other liabilities	(811)	12,939	16,810
Accounts payable	(2,863)	1,743	(442)
Deferred revenue	727	345	1,191
Other non-current liabilities	4,795	3,028	2,503
Net cash provided by operating activities	108,726	117,385	108,250

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,847)	(20,524)	(14,945)
Capitalization of internally developed software	(34,096)	(24,068)	(12,624)
Investment in private companies	(5,250)	(1,200)	(1,450)
Acquisitions of businesses, net of cash acquired	(320,915)	(194,617)	—
Proceeds from life insurance policy	5,000	—	—
Other	(600)	(1,270)	—
Net cash used in investing activities	(375,708)	(241,679)	(29,019)

FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes due 2023	—	345,000	—
Convertible Notes due 2023 issuance costs	—	(9,982)	—
Payment of Convertible Notes due 2019	(184,751)	—	—
Proceeds from borrowings on revolving credit facility	345,000	195,000	35,000
Payments on revolving credit facility	(85,000)	(276,168)	(62,500)
Revolving credit facility issuance costs	(2,103)	—	(94)
Payments of contingent consideration	(171)	(2,193)	(1,929)
Payments of definite consideration	—	—	(445)
Payments of purchase consideration liabilities	—	—	(235)
Issuance of common stock and warrants - private placement, net of offering costs	—	122,704	—
Payment of Term Notes	—	—	(35,862)
Proceeds from exercise of stock options	10,592	5,305	7,951
Purchase of treasury stock for stock-based tax withholdings	(23,107)	(20,816)	(13,974)
Purchase of ERS units	—	(6,560)	—
Issuance of restricted stock units	5	4	5
Net cash provided by financing activities	60,465	352,294	(72,083)

Envestnet, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(399)	(592)	375

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(206,916)	227,408	7,523

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (See Note 2)	289,671	62,263	54,740

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$82,755	$289,671	$62,263

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$8,119	$5,531	$3,261
Supplemental disclosure of cash flow information - cash paid during the period for interest	13,530	10,409	7,353
Supplemental disclosure of non-cash operating, investing and financing activities:
Common stock issued in acquisition of business	222,484	—	—
Contingent consideration issued in acquisition of businesses	15,780	—	—
Transaction costs of issuance of common stock and warrants included in accrued expenses and other liabilities	—	4,543	—
Purchase liabilities included in other non-current liabilities	5,468	—	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,832	1,997	1,286
Membership interest liabilities included in other non-current liabilities	5,920	—	—
Common stock issued to settle purchase liability	772	—	—
Leasehold improvements funded by lease incentive	1,816	1,780	2,098
Non-cash debt issuance costs	—	—	2,230
Purchase liabilities included in accrued expenses and other liabilities	—	—	856

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
Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 19—Segment Information”. The business segments are as follows:

•	Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.
Envestnet Wealth Solutions serves its clients principally through the following product and service suites:

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

Envestnet operates four RIAs registered with the U.S. Securities and Exchange Commission (“SEC”). As of December 31, 2019, Envestnet filed requests to terminate the registration of its broker-dealer with the SEC and the Financial Industry Regulatory Authority, both of which were approved.

2.	Summary of Significant Accounting Policies
The Company follows accounting standards established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition, results of operations and cash flows. References to accounting principles generally accepted in the United States (“GAAP”) in these notes are to the FASB Accounting Standards Codification™, sometimes referred to as the codification or “ASC”.
Principles of Consolidation—The consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Foreign Currency—Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the consolidated statements of operations.
Management Estimates—Management has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, right of use assets, restricted stock and stock options issued, contingent consideration, realization of deferred tax assets, uncertain tax positions, sales tax liabilities, operating lease liabilities, fair value of the liability portion of the convertible debt, fair value of warrants issued, commitments and contingencies and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The platform services are substantially the same over each quarter and performed in a similar manner over the contract period, and are considered stand-ready promises. The platform services that are delivered to the customer over the quarter are considered distinct, as the customer benefits distinctly from each increment of our services and each quarter is separately identified in the contract, and are considered to be a single performance obligation under ASC 606.

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

The asset-based contracts generally contain one performance obligation and revenue is recognized on a ratable basis over the quarter beginning on the date that the platform services are made available to the customer as the customer simultaneously consumes and receives the benefits of the services. All asset-based fees are recognized in the Envestnet Wealth Solutions segment.

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

Generally, the subscription services are substantially the same over each quarter and performed in a similar manner over the contract period, and are considered stand-ready promises. Quarterly subscription services are considered distinct as the customer can benefit from each increment of services on its own and each quarter is separately identified in the contract, and services are considered to be a single performance obligation under ASC 606.

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

Certain subscription-based contracts contain multiple performance obligations (i.e. platform services performance obligation and professional services performance obligation). Fixed fees are generally recognized on a ratable basis over the quarter beginning when the subscription services are made available to the customer, as the customer simultaneously receives and consumes the benefits of the subscription services. Usage-based revenue is recognized on a monthly basis as the customer receives and consumes the benefit as the Company provides the services. Subscription-based fees are recognized in both the Envestnet Wealth Solutions and Envestnet Data & Analytics segments.

Professional Services and Other Revenues—The Company earns professional services fees by providing contractual customized services and platform software development as well as initial implementation fees. Professional services contracts generally have fixed prices, and generally specify the deliverables in the contract. Certain professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of services performed. Initial implementation fees are fixed and recognized ratably over the contract term.

Other revenues primarily includes revenue related to the Advisor Summit. Other revenues are recognized when the events are held. Other revenues are not significant.

The majority of the professional services and other contracts contain one performance obligation. Professional services and other revenues are recognized in both the Envestnet Wealth Solutions and Envestnet Data & Analytics segments.

Arrangements with Multiple Performance Obligations—Certain of the Company’s contracts with customers contain multiple performance obligations such as platform services performance obligation and professional services performance obligation. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Standalone selling prices of services are estimated based on observable transactions when these services are sold on a standalone basis or based on expected cost plus margin.

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

Deferred Revenue—Deferred revenue primarily consists of implementation fees, professional services, and subscription fee payments received in advance from customers.
Deferred Sales Incentive Compensation—Sales incentive compensation earned by the Company’s sales force is considered an incremental and recoverable cost to acquire a contract with a customer. Sales incentive compensation for initial contracts is deferred and amortized on a straight-line basis over the period of benefit. The Company determined the period of benefit by taking into consideration its customer contracts, life of the technology and other factors. Sales incentive compensation for renewal contracts are deferred and amortized on a straight-line basis over the related contractual renewal period. Deferred sales incentive compensation is included in other non-current assets in the consolidated balance sheets and amortization expense is included in compensation and benefits expenses in the consolidated statements of operations.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses in the consolidated statements of operations.

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

Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fees receivable. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including historical loss experience and current economic conditions. As of December 31, 2019, and 2018, the Company’s allowance for doubtful accounts was $1,093 and $826, respectively.
Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents.
Restricted Cash—The following table reconciles cash, cash equivalents and restricted cash from the consolidated balance sheets to amounts reported in the consolidated statements of cash flows:

	December 31,
	2019	2018	2017
Cash and cash equivalents	$82,505	$289,345	$60,115
Restricted cash included in prepaid expenses and other current assets	82	158	2,000
Restricted cash included in other non-current assets	168	168	148
Total cash, cash equivalents and restricted cash	$82,755	$289,671	$62,263

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
Internally Developed Software for Internal Use—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internally developed software for internal use during the years ended December 31, 2019, 2018 and 2017.
Goodwill and Intangible Assets—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a qualitative or quantitative process that is performed at least annually or whenever events or circumstances indicate a likely reduction in the fair value of a reporting unit below its carrying amount. The Company has concluded that it has two reporting units.
The Company performs the annual impairment analysis on October 31 in order to provide management time to complete the analysis prior to year-end. Prior to performing the quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges have been recorded for the years ended December 31, 2019, 2018 and 2017.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the years ended December 31, 2019, 2018 and 2017.
Leases—On January 1, 2019, the Company adopted ASU 2016-02 and all subsequent ASUs that modified Topic 842 (“ASC 842”) using the effective date transition method and elected the available package of practical expedients. The Company has elected to apply the short-term lease exemption to all of its classes of underlying assets.
Adoption of the standard had a material impact on the Company's consolidated balance sheets, but did not have an impact on the Company's consolidated statements of operations. The most significant impact was the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. Adoption of the standard had no impact to previously reported results.
At inception, the Company determines if an arrangement is a lease. Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities in the Company's consolidated balance sheets. The Company does not have material finance leases.
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
Business Combinations—The Company accounts for business combinations under the acquisition method. The cost of an acquired company is assigned to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when market values are not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Transaction costs associated with business combinations are expensed as incurred. The Company determines the fair value of contingent consideration payable on the acquisition date using a discounted cash flow approach utilizing an appropriate discount rate. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to fair market value adjustment on contingent consideration in the Company’s consolidated statements of operations. Changes in the fair value of the contingent consideration payable can result from adjustments to the estimated revenue forecasts included in the contingent consideration calculations.
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
Convertible Notes—In 2014, the Company issued $172,500 of 1.75% convertible notes that matured on December 15, 2019. In May 2018, the Company issued $345,000 of 1.75% convertible notes due June 2023. Collectively the “Convertible Notes” are accounted for in accordance with ASC 470-20. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as a derivative under GAAP. The Company separately accounts for the liability and equity components of Convertible Notes that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. The Company recognizes the accretion of the resulting discount using the effective interest method as part of interest expense in its consolidated statements of operations.
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
The allocation of gains and losses to the members of ERS was based on a hypothetical liquidation book value method in accordance with the ERS operating agreement. There were no losses for the years ended December 31, 2018 and 2017 reflected as non-controlling interest in the consolidated statements of operations related to ERS.
In March 2018, the Company acquired a 43% fully diluted interest in a private company for cash consideration of $1,333. In connection with the acquisition, the Company was granted the ability to appoint two members to the private company's board of directors. The appointment of two board members gives the Company the majority of the board's voting rights. As a result, the Company uses the consolidation method of accounting for this investment. The private company was formed to enable financial advisors to provide insurance and income protection products to their clients.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements—In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. This standard was effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2017. These changes became effective for the Company's fiscal year beginning January 1, 2018 and have been reflected in these consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends the requirements for assets and liabilities recognized for all leases longer than twelve months. This standard was effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. These changes became effective for the Company's fiscal year beginning January 1, 2019 and have been reflected in these consolidated financial statements. See “Note 10—Leases”.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. This update is intended to guide entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. Early adoption of the standard is permitted. The Company early adopted this standard beginning January 1, 2019, noting that this standard was applied prospectively. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Not Yet Adopted Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)”. This update significantly changes the way that entities will be required to measure credit losses. This standard requires that entities estimate credit losses based upon an “expected credit loss” approach rather than the “incurred loss” approach, which is currently used. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. The change in approach is anticipated to impact the timing of recognition of credit losses. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. Early adoption of the standard is permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This update aims to reduce complexity within the accounting for income taxes as part of the simplification initiative. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2020. Early adoption of the standard is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

3.	Business Acquisitions

The following acquisitions are included within the Envestnet Wealth Solutions segment, except for the private company acquisitions, which are included within the Envestnet Data & Analytics segment.

FolioDynamix

On January 2, 2018, the Company acquired all of the issued and outstanding membership interests of FolioDynamics Holdings, Inc. (“FolioDynamix”) through a merger of FolioDynamix with and into a wholly owned subsidiary of Envestnet.

FolioDynamix provides financial institutions, RIAs, and other wealth management clients with an end-to-end technology solution paired with a suite of advisory tools including model portfolios, research and overlay management services. FolioDynamix is included in the Envestnet Wealth Solutions segment.

The Company acquired FolioDynamix to add complementary trading tools as well as commission and brokerage support to Envestnet’s existing suite of offerings. Envestnet is continuing to integrate the technology and operations of FolioDynamix into the Company’s wealth management channel, enabling the Company to further leverage its operating scale and data analytics capabilities.

The Company funded the acquisition with a combination of cash on the Company’s consolidated balance sheets and borrowings under its revolving credit facility.

The consideration transferred in the acquisition was as follows:

Cash consideration	$199,877
Working capital and other adjustments	(6,742)
Total consideration transferred	$193,135

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$4,876
Accounts receivable	4,962
Prepaid expenses and other current assets	3,773
Property and equipment, net	927
Other non-current assets	441
Identifiable intangible assets	135,700
Goodwill	79,891
Total assets acquired	230,570
Accounts payable	(5,358)
Accrued expenses	(7,907)
Deferred tax liability	(23,300)
Deferred revenue	(806)
Other non-current liabilities	(64)
Total liabilities assumed	(37,435)
Total net assets acquired	$193,135

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to lower future operating expenses and the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

A summary of estimated identifiable intangible assets acquired, estimated useful lives and amortization method follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer list	$113,500	13	Accelerated
Proprietary technology	17,500	5	Straight-line
Trade names and domains	4,700	6	Straight-line
Total intangible assets acquired	$135,700

The results of FolioDynamix’s operations are included in the consolidated statements of operations beginning January 2, 2018. FolioDynamix’s revenues for the year ended December 31, 2018 totaled $68,122. FolioDynamix’s pre-tax loss for the year ended December 31, 2018 totaled $13,777. The pre-tax loss includes acquired intangible asset amortization of $17,908 for the year ended December 31, 2018.

For the years ended December 31, 2019 and 2018, acquisition related costs for FolioDynamix totaled $1,282 and $1,557, respectively, and are included in general and administration expenses.

Acquisition of private technology company

On August 13, 2018, the Company acquired all of the issued and outstanding membership interests of a private technology company that provides market research analytics (the “private technology company acquisition”). In connection with this acquisition, the Company paid estimated net consideration of $6,585, subject to certain closing and post-closing adjustments.

The technology and operations of the private company are included in the Company’s Envestnet Data & Analytics segment.

The preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are not material. As a result the remaining balance was allocated to goodwill in the amount of $6,885. The goodwill is not deductible for income tax purposes.

The results of the private technology company's operations are included in the consolidated statements of operations beginning August 13, 2018 and were not considered material to the Company’s results of operations.

For the years ended December 31, 2019 and 2018, acquisition related costs for the private technology company acquisition were not material, and are included in general and administration expenses.

Acquisition of private artificial intelligence (“AI”) company

On January 2, 2019, pursuant to an agreement and plan of merger dated as of January 2, 2019 between Envestnet and a private AI company, the private AI company merged into Yodlee Inc., a wholly owned subsidiary of the Company (the “private AI company acquisition”). The private AI company provides conversational artificial intelligence tools and applications to financial services firms, improves the way Financial Service Providers (“FSPs”) can interact with their customers, and supports these FSPs to better engage, support and assist their consumers leveraging this latest wave of customer-centric capabilities.

The technology and operations of the private company are included in the Company’s Envestnet Data & Analytics segment.

The seller of the private AI company is also entitled to an additional unlimited earn-out payment with an estimated fair value of $7,580 as of the acquisition date. The unlimited earn-out payment is based on the private company's revenue and other retention targets for the twelve-month period beginning January 1, 2021.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The consideration transferred in the acquisition was as follows:

Cash consideration	$11,173
Purchase consideration liability	6,240
Contingent consideration liability	7,580
Working capital adjustment	70
Total consideration transferred	$25,063

In December 2019, the Company determined that revenue targets for this acquisition would not be met. As a result, the Company reduced the contingent consideration liability plus accrued interest associated with this acquisition by $8,126 and recorded this as a reduction to general and administration expenses.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$144
Total liabilities assumed	(688)
Identifiable intangible assets	4,100
Goodwill	21,507
Total net assets acquired	$25,063

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of potential cross selling opportunities. The goodwill is not deductible for income tax purposes.

A summary of estimated intangible assets acquired, estimated useful lives and amortization method follows:

	Preliminary	Estimated	Amortization
	Estimate	Useful Life in Years	Method
Proprietary technology	$4,100	4	Straight-line

The results of the private AI company's operations are included in the consolidated statements of operations beginning January 2, 2019 and were not considered material to the Company’s results of operations.

For the year ended December 31, 2019, acquisition related costs for the private AI company acquisition were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs in 2020.

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
In connection with the PortfolioCenter acquisition, Tamarac paid $17,500 in cash. Tamarac funded the PortfolioCenter acquisition with available cash resources. The PC Seller is also entitled to an earn-out payment based on PortfolioCenter's revenue for the twelve-month period beginning April 1, 2020. The discounted amount of the contingent consideration liability is

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

estimated to be $8,200 and is included as a non-current liability in the consolidated balance sheets.
The preliminary consideration transferred in the acquisition was as follows:

		Measurement
	Preliminary	Period	Revised
	Estimate	Adjustments	Estimate
Cash consideration	$17,500	$—	$17,500
Contingent consideration liability	8,300	(100)	8,200
Total consideration transferred	$25,800	$(100)	$25,700

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

		Measurement
	Preliminary	Period	Revised
	Estimate	Adjustments	Estimate
Total tangible assets acquired	$13	$—	$13
Total liabilities assumed	(1,600)	—	(1,600)
Identifiable intangible assets	12,400	(700)	11,700
Goodwill	14,987	600	15,587
Total net assets acquired	$25,800	$(100)	$25,700

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of expanding market opportunities within the mid-size and small RIA market, potential cross selling opportunities, and lower future operating expenses. The goodwill is deductible for income tax purposes.
A summary of estimated intangible assets acquired, estimated useful lives and amortization method follows:

		Measurement
	Preliminary	Period	Revised	Estimated	Amortization
	Estimate	Adjustments	Estimate	Useful Life in Years	Method
Customer list	$9,100	$(600)	$8,500	10	Accelerated
Proprietary technology	3,300	(100)	3,200	5	Straight-line
Total intangible assets acquired	$12,400	$(700)	$11,700

The results of PortfolioCenter's operations are included in the consolidated statements of operations beginning April 1, 2019. PortfolioCenter's revenues for the year ended December 31, 2019 totaled $6,705. PortfolioCenter's pre-tax loss for the year ended December 31, 2019 totaled $2,568. The pre-tax loss includes acquired intangible asset amortization of $1,459 for the year ended December 31, 2019.
For the year ended December 31, 2019, acquisition related costs for the PortfolioCenter acquisition were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs in 2020.
Acquisition of PIEtech

On May 1, 2019, the Company acquired all of the outstanding shares of capital stock of PIEtech, Inc., a Virginia corporation (“PIEtech”). PIEtech empowers financial advisors to use financial planning to efficiently motivate their clients to create, implement and maintain financial plans that best meet their lifetime financial goals. The technology and operations of PIEtech, which now operates as Envestnet | MoneyGuide, are included in the Envestnet Wealth Solutions segment.

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

In connection with the PIEtech acquisition, the Company paid net cash consideration of $298,714, subject to a working capital adjustment, and issued 3,184,713 shares of Envestnet common stock to the sellers. The Company funded the PIEtech acquisition with available cash resources and borrowings under its revolving credit facility.

In connection with the PIEtech acquisition, the Company established a retention bonus pool consisting of approximately $30,000 of cash and restricted stock units to be granted to employees and management of PIEtech as inducement grants. As a result, the Company adopted the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”) in order to make inducement grants to certain PIEtech employees who will join Envestnet | MoneyGuide (See “Note 15—Stock-Based Compensation”). Envestnet agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech acquisition, up to 301,469 shares of Envestnet common stock in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) pursuant to the 2019 Equity Plan and made cash retention payments of approximately $8,800 to certain legacy PIEtech employees who joined Envestnet | MoneyGuide. As of December 31, 2019, the Company has issued approximately 62,400 and 24,900 RSUs and PSUs, respectively, under the 2019 Equity Plan to legacy PIEtech employees. At this time the Company expects to issue approximately 214,000 additional RSUs and PSUs and expects to pay approximately $5,300 in cash bonus payments over the next three years in connection with the PIEtech acquisition.

The Company also granted membership interests in certain of the Company's equity method investments to two legacy PIEtech executives with an estimated grant date fair market value of $8,900. These membership interests will vest on May 1, 2020 and become exercisable in future periods. As of December 31, 2019, the Company has recorded approximately $5,920 as a component of compensation and benefits in the consolidated statements of operations with a corresponding liability in other non-current liabilities in the consolidated balance sheets.

The preliminary consideration transferred in the acquisition was as follows:

		Measurement
	Preliminary	Period	Revised
	Estimate	Adjustments	Estimate
Cash consideration	$299,370	$(656)	$298,714
Stock consideration	222,484	—	222,484
Less: cash acquired	(6,360)	—	(6,360)
Total estimated fair value of consideration transferred, net of cash acquired	$515,494	$(656)	$514,838

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

		Measurement
	Preliminary	Period	Revised
	Estimate	Adjustments	Estimate
Cash and cash equivalents	$6,360	$—	$6,360
Accounts receivable	3,782	—	3,782
Prepaid expenses and other current assets	969	—	969
Other non-current assets	4,274	—	4,274
Property and equipment, net	6,057	—	6,057
Operating lease right-of-use assets, net	1,688	324	2,012
Identifiable intangible assets	217,000	36,000	253,000
Goodwill	353,085	(29,134)	323,951
Total assets acquired	593,215	7,190	600,405
Accounts payable and accrued expenses	(2,166)	505	(1,661)
Operating lease liabilities	(2,012)	—	(2,012)
Deferred income taxes	(59,643)	(8,891)	(68,534)
Deferred revenue	(7,540)	540	(7,000)
Total liabilities assumed	(71,361)	(7,846)	(79,207)
Total net assets acquired	$521,854	$(656)	$521,198

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of potential new business and cross selling opportunities. The goodwill is not deductible for income tax purposes. In December 2019, the Company finalized its acquisition accounting for the PIEtech acquisition, resulting in adjustments to previously reported allocations of the purchase consideration. The adjustments were a result of changes to the original fair value estimates of certain items acquired. These changes are the result of additional information obtained during 2019 that related to facts and circumstances that existed as of the acquisition date.
A summary of estimated intangible assets acquired, estimated useful lives and amortization method follows:

		Measurement
	Preliminary	Period	Revised	Estimated	Amortization
	Estimate	Adjustments	Estimate	Useful Life in Years	Method
Customer lists	$181,000	$41,000	$222,000	10-20	Accelerated
Proprietary technologies	25,000	(2,000)	23,000	4	Straight-line
Trade names	11,000	(3,000)	8,000	7	Straight-line
Total intangible assets acquired	$217,000	$36,000	$253,000

The results of PIEtech's operations are included in the consolidated statements of operations beginning May 1, 2019. PIEtech's revenues for the year ended December 31, 2019 totaled $30,315. PIEtech's pre-tax loss for the year ended December 31, 2019 totaled $12,374. The pre-tax loss includes acquired intangible asset amortization of $17,634 for the year ended December 31, 2019.
For the year ended December 31, 2019, acquisition related costs for the PIEtech acquisition totaled approximately $16,738, and are included in general and administration expenses. Included in this amount is approximately $8,800 in one-time cash retention bonuses plus related tax witholding, which are included in compensation and benefits in the consolidated statements of operations. The Company may incur additional acquisition related costs in 2020.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Pro forma financial information (unaudited)

The following pro forma financial information presents the combined results of operations of Envestnet, PortfolioCenter and PIEtech for the years ended December 31, 2019 and 2018. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2018. The results of the private company acquisitions are not included in the pro forma financial information presented below as they were not considered material to the Company's results of operations.

The unaudited pro forma results presented include estimated amortization charges for acquired intangible assets, interest expense, stock-based compensation expense and income tax. The Company's 2018 pro forma information includes the reversal of a valuation allowance on its deferred tax assets, transaction fee payments and retention bonus payments that were incurred in 2019 as a result of these acquisitions and reverses these amounts from the appropriate periods in 2019. All intercompany revenues have been eliminated within this pro forma information.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2018.

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Revenues	$919,291	$869,247
Net loss attributable to Envestnet, Inc.	(16,860)	(1,367)
Net loss per share attributable to Envestnet, Inc.:
Basic	$(0.32)	$(0.03)
Diluted	$(0.32)	$(0.03)

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2019	2018
Prepaid technology	$8,178	$6,766
Non-income tax receivables	5,555	6,240
Advance payroll taxes and benefits	5,446	—
Prepaid outside information services	2,209	1,515
Prepaid insurance	1,919	943
Other	8,876	8,093
Total prepaid expenses and other current assets	$32,183	$23,557

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

5.	Property and Equipment

Property and equipment consisted of the following:

		December 31,
	Estimated Useful Life	2019	2018
Cost:
Computer equipment and software	3 years	$72,190	$64,346
Leasehold improvements	Shorter of the lease term or useful life of the asset	34,645	28,191
Office furniture and fixtures	3-7 years	10,832	9,291
Office equipment and other	3-5 years	6,850	5,577
Building and building improvements	7-39 years	2,647	—
Land	Not applicable	940	—
		128,104	107,405
Less: accumulated depreciation and amortization		(74,348)	(62,414)
Total property and equipment, net		$53,756	$44,991

During 2019 and 2018, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $8,264 and $5,984, respectively. During 2019 and 2018, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $4,621 and $5,387, respectively. Gains and losses on asset retirements during 2019 and 2018 were not material.

The following table presents the cost amounts and related accumulated depreciation written off by category:

	Year Ended December 31, 2019		Year Ended December 31, 2018
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment and software	$12,597	$(12,542)	$10,733	$(10,709)
Leasehold improvements	229	(135)	297	(269)
Office furniture and fixtures	42	(21)	32	(32)
Office equipment and other	17	(17)	309	(288)
Total property and equipment retirements	$12,885	$(12,715)	$11,371	$(11,298)

Depreciation and amortization expense was as follows:

	Year Ended December 31,
	2019	2018	2017
Depreciation and amortization expense	$20,777	$15,737	$15,383

6.	Internally Developed Software

Internally developed software consisted of the following:

		December 31,
	Estimated Useful Life	2019	2018
Internally developed software	5 years	$104,703	$70,410
Less: accumulated amortization		(44,440)	(32,201)
Internally developed software, net		$60,263	$38,209

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Amortization expense was as follows:

	Year Ended December 31,
	2019	2018	2017
Amortization expense	$12,042	$8,033	$5,310

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total
Balance at December 31, 2017	$163,751	$269,204	$432,955
FolioDynamix acquisition	79,891	—	79,891
Private technology company acquisition	—	6,885	6,885
Foreign currency and other	167	(796)	(629)
Balance at December 31, 2018	243,809	275,293	519,102
Private AI company acquisition	—	21,507	21,507
PortfolioCenter acquisition	15,587	—	15,587
PIEtech acquisition	323,951	—	323,951
Foreign currency and other	(100)	(197)	(297)
Balance at December 31, 2019	$583,247	$296,603	$879,850

Intangible assets, net consisted of the following:

		December 31, 2019			December 31, 2018
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	7-20 years	$591,520	$(148,517)	$443,003	$361,020	$(102,077)	$258,943
Proprietary technologies	4-6 years	87,714	(44,165)	43,549	66,746	(36,151)	30,595
Trade names	6-7 years	33,700	(14,663)	19,037	27,990	(12,352)	15,638
Backlog	N/A	—	—	—	11,000	(10,935)	65
Total intangible assets		$712,934	$(207,345)	$505,589	$466,756	$(161,515)	$305,241

During 2019 and 2018, the Company retired fully amortized intangible assets for the Envestnet Wealth Solutions segment with a historical cost of $11,520 and $22,177, including proprietary technologies and trade names. During 2019 and 2018, the Company retired fully amortized intangible assets for the Envestnet Data & Analytics segment with a historical cost of $11,100 and $0, including trade names and backlog.

Amortization expense was as follows:

	Year Ended December 31,
	2019	2018	2017
Amortization expense	$68,452	$53,856	$42,127

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Future amortization expense of the intangible assets as of December 31, 2019, is expected to be as follows:

Years ending December 31:
2020	$72,918
2021	62,895
2022	59,150
2023	44,801
2024	38,631
Thereafter	227,194
Total	$505,589

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2019	2018
Accrued compensation and related taxes	$53,627	$50,598
Accrued investment manager fees	48,720	50,635
Non-income tax payables	11,040	9,733
Accrued charitable contribution	5,020	—
Accrued professional services	3,833	4,517
Accrued technology	3,042	4,728
Accrued transaction costs	2,482	4,543
Other accrued expenses	10,180	8,544
Total accrued expenses and other liabilities	$137,944	$133,298

9.	Debt

The Company’s outstanding debt obligations as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Revolving credit facility balance	$260,000	$—

Convertible Notes due 2019	$—	$172,500
Unaccreted discount on Convertible Notes due 2019	—	(5,890)
Unamortized issuance costs on Convertible Notes due 2019	—	(899)
Convertible Notes due 2019 carrying value	$—	$165,711

Convertible Notes due 2023	$345,000	$345,000
Unaccreted discount on Convertible Notes due 2023	(33,491)	(42,641)
Unamortized issuance costs on Convertible Notes due 2023	(5,996)	(7,634)
Convertible Notes due 2023 carrying value	$305,513	$294,725

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Interest expense was comprised of the following and is included in other expense, net in the consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
Accretion of debt discount	$15,040	$11,134	$5,472
Coupon interest	8,917	6,650	3,019
Interest on revolving credit facility	4,065	3,994	4,153
Amortization of issuance costs	3,703	2,771	3,279
Undrawn and other fees	795	654	424
Total interest expense	$32,520	$25,203	$16,347

Amended Credit Agreement

In 2014, Envestnet and certain of its subsidiaries entered into a credit agreement with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent. Since 2014, the credit agreement has been amended several times, the latest of which occurred in September 2019 (the “Amended Credit Agreement”).

Pursuant to the Amended Credit Agreement, the Banks have agreed to provide to the Company with a revolving credit facility of $500,000, of which amount may be increased by $150,000 (the “Revolving Credit Facility”). The Amended Credit Agreement also includes a $5,000 sub-facility for the issuances of letters of credit. As of December 31, 2019, there was $260,000 outstanding under the Revolving Credit Facility.

 Obligations under the Amended Credit Agreement are guaranteed by substantially all of Envestnet’s U.S. subsidiaries. In accordance with the terms of the Security Agreement, dated November 19, 2015, among the Company, the Debtors party thereto, the Banks and the Administrative Agent, obligations under the Amended Credit Agreement are secured by substantially all of the Company’s domestic assets and the Company’s pledge of 66% of the voting equity and 100% of the non-voting equity of certain of its first-tier foreign subsidiaries. Proceeds under the Amended Credit Agreement may be used to finance capital expenditures, working capital, permitted acquisitions and for general corporate purposes.

The Company will pay interest on borrowings made under the Amended Credit Agreement at rates between 1.50% and 3.25% above LIBOR based on the Company’s total leverage ratio. As of December 31, 2019, this equates to an interest rate of 4.0%. Borrowings under the Amended Credit Agreement are scheduled to mature on September 27, 2024. There is also a commitment fee equal to 0.25% per annum on the daily unused portion of the Revolving Credit Facility.

The Amended Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum adjusted EBITDA. The Amended Credit Agreement also contains provisions that require the Company to maintain minimum liquidity levels, limit the ability of Envestnet and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business activities. The Company was in compliance with these financial covenants and other requirements as of December 31, 2019.

During 2019, in connection with amending the credit agreement, the Company capitalized an additional $2,103 of deferred financing charges to other non-current assets in the consolidated balance sheets and wrote off $299 of pre-existing finance charges to interest expense in the consolidated statements of operations. As of December 31, 2019, the debt issuance costs related to the Amended Credit Agreement are presented in prepaid expenses and other non-current assets in the consolidated balance sheets which have outstanding amounts of $853 and $3,190, respectively.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Convertible Notes due 2019

In 2014, the Company issued $172,500 of convertible notes that matured on December 15, 2019 (the “Convertible Notes due 2019”). Proceeds from the offering were $166,967, net of $4,651 of issuance costs. The Convertible Notes due 2019 were general unsecured obligations, subordinated in right of payment to our obligations under our Credit Agreement. The Convertible Notes due 2019 bore interest at a rate of 1.75% per annum. The Convertible Notes due 2019 were convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 15.9022 shares per one thousand principal amount of the Convertible Notes due 2019, which represented a conversion price of $62.88 per share, subject to adjustment under certain conditions.

The Company separately accounted for the liability and equity components of the Convertible Notes due 2019 by allocating the proceeds from issuance of the Convertible Notes due 2019 between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $26,618 to the equity component, net of offering costs of $882. The Company recorded a discount on the Convertible Notes due 2019 of $27,500 which was accreted and recorded as additional interest expense over the life of the Convertible Notes due 2019. During 2019, 2018 and 2017, the Company recognized $5,890, $5,690 and $5,472, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes due 2019 is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2019 for the years ended December 31, 2019, 2018 and 2017 was approximately 6%.

Upon maturity, the Company settled the Convertible Notes due 2019 for $184,751, which included $172,500 of principal and $12,251 of additional premium payable to note holders who tendered their conversion notice. The additional $12,251 was recorded as a reduction to equity. The Convertible Notes due 2019 were paid using a combination of cash on hand and through borrowings on the Company's Revolving Credit Facility. No shares of the Company's common stock were issued upon settlement of the Convertible Notes due 2019.

Convertible Notes due 2023

In May 2018, the Company issued $345,000 of convertible notes maturing June 1, 2023 (the “Convertible Notes due 2023”). Net proceeds from the offering were $335,018. The Convertible Notes due 2023 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018.

In connection with the issuance of the Convertible Notes due 2023, the Company incurred $8,593 of issuance costs in 2018, which are presented net in Convertible Notes due 2023 in the consolidated balance sheets. These costs are being amortized and are recorded as additional interest expense over the life of the Convertible Notes due 2023.

The Convertible Notes due 2023 are general unsecured senior obligations, subordinated in right of payment to our obligations under our Amended Credit Agreement. The Convertible Notes due 2023 rank equally in right of payment with all of the Company’s existing and future senior indebtedness and will be senior in right of payment to any of the Company’s future subordinated obligations. The Convertible Notes due 2023 will be structurally subordinated to the indebtedness and other liabilities of any of our subsidiaries, other than our wholly owned subsidiary, Envestnet Asset Management, Inc., which will fully and unconditionally guarantee the notes on an unsecured basis, and other than to the extent the Convertible Notes due 2023 are guaranteed in the future by any of our other subsidiaries as described in the indenture and will be effectively subordinated to and future secured indebtedness to the extent of the value of the assets securing such indebtedness. Certain of our subsidiaries guarantee our obligations under our Amended Credit Agreement.

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

The Company has separately accounted for the liability and equity components of the Convertible Notes due 2023 by allocating the proceeds from issuance of the Convertible Notes due 2023 between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $46,611 to the equity component, net of offering costs of $1,389. The Company recorded a discount on the Convertible Notes due 2023 of $48,000 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes due 2023. During 2019 and 2018, the Company recognized $9,150 and $5,444, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes due 2023 is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2023 for the years ended December 31, 2019 and 2018 was approximately 6%.

See “Note 18—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income per common share.

10.	Leases
The Company has operating leases for corporate offices and certain equipment, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 90 days. Terms of the Company's operating leases may change from time to time. The Company's leases have remaining lease terms of 3 months to 13 years.
For the year ended December 31, 2019, the total operating lease cost and short-term lease cost were $17,736 and $4,683, respectively. The Company did not have significant sublease income or variable lease cost for the year ended December 31, 2019. As of December 31, 2019, the weighted average remaining lease term was 9.2 years and the weighted average discount rate was 6.0%. Cash paid for amounts included in the measurement of the operating lease liability for the year ended December 31, 2019 was $19,002. The ROU assets obtained in exchange for new operating lease liabilities for the year ended December 31, 2019 was $30,455.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Future minimum lease payments under non-cancellable leases, as of December 31, 2019, were as follows:

Operating
Leases
Years Ending December 31,
2020	$19,390
2021	18,211
2022	13,820
2023	11,362
2024	10,178
Thereafter	59,876
Total future minimum lease payments	132,837
Less imputed interest	(30,656)
Total operating lease liabilities	$102,181

As of December 31, 2019, the Company has several operating lease commitments, primarily for our corporate offices, that have not yet commenced. These operating leases are expected to commence through January 2024 with lease terms of up to 13 years.

For the year ended December 31, 2018, the Company disclosed the following information related to its leases:
The Company rents office space under leases that expire at various dates through 2030. Future minimum lease commitments under these operating leases, as of December 31, 2018, were as follows:

Years ending December 31,
2019	$15,997
2020	15,437
2021	14,705
2022	10,816
2023	9,910
Thereafter	39,449
Total	$106,314

11.	Stockholders’ Equity

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. For each of the years ended December 31, 2019 and 2018, the Company purchased no shares of the Company’s common stock. As of both December 31, 2019 and 2018, a maximum of 1,956,390 shares may yet be purchased under this program.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

On May 1, 2019, in connection with the PIEtech acquisition, the Company issued 3,184,713 shares of Envestnet common stock with a fair value of $222,484 to the sellers. See “Note 3—Business Acquisitions”.

12.	Fair Value Measurements

The Company follows ASC 825-10, “Financial Instruments,” which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the Company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheets. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2019 and 2018, based on the three-tier fair value hierarchy:

	December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$37,730	$37,730	$—	$—
Assets used to fund deferred compensation liability	8,390	—	—	8,390
Total assets	$46,120	$37,730	$—	$8,390
Liabilities:
Contingent consideration liability	$9,045	$—	$—	$9,045
Deferred compensation liability	8,208	8,208	—	—
Total liabilities	$17,253	$8,208	$—	$9,045

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

	December 31, 2018
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$265,554	$265,554	$—	$—
Assets used to fund deferred compensation liability	6,346	—	—	6,346
Total assets	$271,900	$265,554	$—	$6,346
Liabilities:
Contingent consideration liability	$732	$—	$—	$732
Deferred compensation liability	6,196	6,196	—	—
Total liabilities	$6,928	$6,196	$—	$732

Level I assets and liabilities include money-market funds not insured by the Federal Deposit Insurance Corporation (“FDIC”) and deferred compensation liability. The Company periodically invests excess cash in money-market funds not insured by the FDIC. The Company believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. These money-market funds are considered Level I and are included in cash and cash equivalents in the consolidated balance sheets. The fair values of the Company’s investments in money-market funds are based on the daily quoted market prices for the net asset value of the various money market funds. The fair market value of the deferred compensation liability is based on the daily quoted market prices for the net asset value of the various funds in which the participants have selected, and is included in other non-current liabilities in the consolidated balance sheets.
Level III assets and liabilities consist of the estimated fair values of contingent consideration as well as the assets to fund the Company's deferred compensation liability. The fair market value of the assets used to fund the Company's deferred compensation liability approximates the cash surrender value of the Company's life insurance premiums and is included in other non-current assets in the consolidated balance sheets.
The fair values of the contingent consideration liabilities related to certain of the Company's acquisitions were estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level III fair value measurement as defined in ASC 820, “Fair Value Measurements and Disclosures”. The significant inputs in the Company's Level III fair value measurement not supported by market activity included its assessments of expected future cash flows related to these acquisitions and their ability to meet the target performance objectives during the subsequent periods from the date of acquisition, which management believes are appropriately discounted considering the uncertainties associated with these obligations, and are calculated in accordance with the terms of their respective agreements.
The Company will continue to reassess the fair values of the contingent consideration liabilities at each reporting date until settlement. Changes to these estimated fair values will be recognized in the Company's earnings and included in general and administration expenses in the consolidated statements of operations. During 2019 and 2018, the Wheelhouse Analytics LLC contingent consideration liability was settled in the amounts of $749 and $2,193, respectively. The discounted amount of the private AI company contingent consideration liability was estimated to be $7,580. In December 2019, the Company determined that revenue targets related to the private AI company acquisition would not be met. As a result, the Company reduced the contingent consideration liability plus accrued interest associated with this acquisition by $8,126 and recorded this as a reduction to general and administration expenses.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The table below presents a reconciliation of the Company's contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2018 to December 31, 2019:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2018	$732
Private AI company acquisition	7,580
PortfolioCenter acquisition	8,200
Settlement of contingent consideration liability	(749)
Fair market value adjustment on contingent consideration liability	(8,126)
Accretion on contingent consideration liabilities	1,408
Balance at December 31, 2019	$9,045

The table below presents a reconciliation of assets used to fund deferred compensation liability, which was measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2018 to December 31, 2019:

Fair Value of
Assets Used to
Fund Deferred
Compensation
Liability
Balance at December 31, 2018	$6,346
Contributions and fair value adjustments	2,044
Balance at December 31, 2019	$8,390

The value of the assets used to fund the Company's deferred compensation liability, which are included in other non-current assets in the consolidated balance sheets, increased due to funding of the plan and gains on the underlying investment vehicles.

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances cause the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the year ended December 31, 2019.

On December 15, 2014, the Company issued $172,500 of Convertible Notes due 2019. As of December 31, 2018, the carrying value of the Convertible Notes due 2019 equaled $165,711, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of December 31, 2018, the estimated fair value of the Convertible Notes due 2019 was $174,101. The Company considered the Convertible Notes due 2019 to be a Level II liability as of December 31, 2018, and used a market approach to calculate the fair value. Upon maturity, the Company settled the Convertible Notes due 2019 for $184,751, which included $172,500 of principal and $12,251 of additional premium payable to note holders who tendered their conversion notice.

On May 25, 2018, the Company issued $345,000 of Convertible Notes due 2023. As of December 31, 2019 and 2018, the carrying value of the Convertible Notes due 2023 equaled $305,513 and $294,725, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of December 31, 2019 and 2018, the estimated fair value of the Convertible Notes due 2023 was $414,852 and $339,024, respectively.  The Company considered the Convertible Notes due 2023 to be a Level II liability as of December 31, 2019 and 2018, and used a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2023 in an over-the-counter market on December 31, 2019. See “Note 9—Debt”.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

As of December 31, 2019 and 2018, there was $260,000 and $0, respectively, outstanding on the revolving credit facility under the Amended Credit Agreement. As of December 31, 2019, the outstanding balance on the revolving credit facility approximated fair value as borrowings under the revolving credit facility bore interest at variable rates and the Company believes its credit risk quality was consistent with when the debt originated. The Company considered the revolving credit facility to be a Level I liability as of December 31, 2019 and 2018. See “Note 9—Debt”.

The Company considered the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, fees receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2019 based upon the short-term nature of these assets and liabilities.

13.	Revenue

On January 1, 2018, the Company adopted ASU 2014-09 and all subsequent ASUs that modified Topic 606 (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company recognized the cumulative effect of the initial application of ASC 606 as an adjustment of $9,217 to the opening balance of accumulated deficit.

In accordance with ASC 606 requirements, the impact of adoption on the Company’s consolidated statements of operations was as follows:

	Year Ended December 31, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Statements of Operations
Revenues:
Asset-based	$481,233	$495,646	$(14,413)
Subscription-based	295,467	295,467	—
Total recurring revenues	776,700	791,113	(14,413)
Professional services and other revenues	35,663	35,840	(177)
Total revenues	812,363	826,953	(14,590)
Operating expenses:
Cost of revenues	263,400	277,813	(14,413)
Compensation and benefits	317,188	318,887	(1,699)
Total operating expenses	798,198	814,310	(16,112)
Income from operations	14,165	12,643	1,522
Net income	4,010	2,488	1,522
Net income attributable to Envestnet, Inc.	$5,755	$4,233	$1,522

The comparative information was not restated and will continue to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of ASC 606 to have a material impact to the results of operations on an ongoing basis.

The majority of the Company's revenues continue to be recognized when services are provided. The adoption of ASC 606 primarily impacted timing of revenue recognition for initial implementation services, deferral of incremental direct costs in obtaining contracts with customers and gross versus net presentation related to certain third party manager agreements.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by major source:

	Year Ended December 31, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$484,312	$—	$484,312
Subscription-based	207,606	171,207	378,813
Total recurring revenues	691,918	171,207	863,125
Professional services and other revenues	17,540	19,462	37,002
Total revenues	$709,458	$190,669	$900,127

	Year Ended December 31, 2018
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$481,233	$—	$481,233
Subscription-based	138,372	157,095	295,467
Total recurring revenues	619,605	157,095	776,700
Professional services and other revenues	13,000	22,663	35,663
Total revenues	$632,605	$179,758	$812,363

	Year Ended December 31, 2017
	Envestnet Wealth Solutions(1)	Envestnet Data & Analytics(1)	Consolidated(1)
Revenues:
Asset-based	$410,016	$—	$410,016
Subscription-based	106,048	139,819	245,867
Total recurring revenues	516,064	139,819	655,883
Professional services and other revenues	11,841	15,955	27,796
Total revenues	$527,905	$155,774	$683,679

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

One customer accounted for more than 10% of the Company’s total revenues:

	Year Ended December 31,
	2019	2018	2017
Fidelity	15%	17%	17%

Fidelity accounted for 19%, 21% and 22% of the Envestnet Wealth Solutions segment's revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

No single customer revenue amounts for Envestnet Data & Analytics exceeded 10% of the segment revenue total.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Year Ended December 31,
	2019	2018	2017 (1)
United States	$871,456	$778,565	$617,835
International (2), (3)	28,671	33,798	65,844
Total revenues	$900,127	$812,363	$683,679

(1)	As previously noted, prior period amounts have not been adjusted under the modified retrospective method.

(2)	No foreign country accounted for more than 10% of total revenues.

(3)	In 2018, upon adoption of ASU 2014-09, gross revenue recognition changed to net revenue recognition for one customer.

Remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019:

Years ending December 31,
2020	$203,814
2021	131,567
2022	90,416
2023	41,141
2024	22,867
Thereafter	26,454
Total	$516,259

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

Contract balances

Total deferred revenue as of December 31, 2019 increased by $9,609, primarily the result of the PIEtech and PortfolioCenter acquisitions and an increase in deferred revenue related to subscription-based services during the year ended December 31, 2019. Total deferred revenue as of December 31, 2018 increased by $1,507, primarily the result of an increase in deferred revenue related to subscription-based services during the year ended December 31, 2018. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $23,714 and $18,620 for the years ended December 31, 2019 and 2018, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred sales incentive compensation

Deferred sales incentive compensation was $9,387 and $7,014 as of December 31, 2019 and 2018, respectively. Amortization expense for the deferred sales incentive compensation was $3,452 and $2,132 for the years ended December 31, 2019 and 2018, respectively. No significant impairment loss for capitalized costs was recorded during the periods.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits in the consolidated statements of operations.

14.	Cost of Revenues

The following summarizes cost of revenues by revenue category:

	Year Ended December 31,
	2019	2018	2017
Asset-based	$243,913	$232,145	$194,894
Subscription-based	28,904	25,192	19,818
Professional services and other	5,994	6,063	4,325
Total cost of revenues	$278,811	$263,400	$219,037

15.	Stock-Based Compensation

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

On June 22, 2010, the Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 Plan”), effective upon the closing of the Company’s initial public offering. The 2010 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2010 Plan agreement) and cash incentive awards to employees, consultants and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. The maximum number of shares of common stock that may be delivered under the 2010 Plan is equal to the sum of 2,700,000 plus the number of shares of common stock that are subject to outstanding awards under the 2004 Plan which are forfeited, expire or are canceled after the effective date of the Company’s initial public offering. As approved by shareholders, the plan has since been amended to increase the available number of shares reserved for delivery to 8,925,000. Stock options and stock appreciation rights are granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant.

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

As a result of the PIEtech acquisition, described in “Note 3—Business Acquisitions”, the Company adopted the 2019 Equity Plan in order to make inducement grants to certain PIEtech employees who will join Envestnet | MoneyGuide. Envestnet agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech Acquisition, up to 301,469 shares of Envestnet common stock in the form of RSUs and PSUs pursuant to the 2019 Equity Plan. The RSUs vest over time and the PSUs vest upon the achievement of meeting certain performance conditions as well as a subsequent service condition. The Company is recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company estimates the expected vesting amount and recognizes compensation expense only for those awards expected to vest. This estimate is reassessed by management each reporting period and may change based upon new facts and circumstances. Changes in assumptions impact the total amount of expense and are recognized over the vesting period.
As of December 31, 2019, the maximum number of options and restricted stock available for future issuance under the Company’s plans is 2,248,672.

Employee stock-based compensation expense under the Company's plans was as follows:

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense	$54,436	$40,245	$31,331
Tax effect on stock-based compensation expense	(13,734)	(10,093)	(11,906)
Net effect on income	$40,702	$30,152	$19,425

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.2%, 25.1%, and 38.0% for the years ended December 31, 2019, 2018 and 2017, respectively. However, due to the valuation allowance recorded on domestic deferred tax assets, there was no tax effect related to stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	December 31,
	2019	2018	2017
Grant date fair value of options	$21.55	$—	$14.51
Volatility	40.0%	—%	43.8%
Risk-free interest rate	2.5%	—%	2.1%
Dividend yield	—	—	—
Expected term (in years)	6.5	—	6.3

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2016	3,033,194	$16.33	4.3	$63,264
Granted	75,238	31.70
Exercised	(837,857)	9.49
Forfeited	(16,010)	37.42
Outstanding as of December 31, 2017	2,254,565	19.23	4.3	69,939
Granted	—	—
Exercised	(359,345)	14.76
Forfeited	(7,251)	27.51
Outstanding as of December 31, 2018	1,887,969	20.05	3.4	56,046
Granted	81,807	49.02
Exercised	(783,216)	13.52
Forfeited	(35,974)	48.33
Outstanding as of December 31, 2019	1,150,586	25.66	3.4	50,590
Options exercisable	1,097,503	24.63	3.1	49,383

The aggregate intrinsic values in the table below represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2019, 2018 and 2017 of $69.63, $49.19 and $49.85, respectively, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date.

Other information is as follows:

	Year Ended December 31,
	2019	2018	2017
Total intrinsic value of options exercised	$40,893	$15,667	$29,562
Cash received from exercises of stock options	10,592	5,305	7,951

Exercise prices of stock options outstanding as of December 31, 2019 range from $9.00 to $55.29. At December 31, 2019, there was $793 of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.9 years.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Restricted Stock Units and Restricted Stock Awards

Periodically, the Company grants restricted stock units and awards and performance stock units and awards to employees. Restricted stock units awards vest one-third on the first anniversary of the grant date and quarterly thereafter. Performance-based restricted units and awards vest upon the achievement of certain pre-established business and financial metrics as well as a subsequent service condition. The business and financial metrics governing the vesting of these performance-based restricted stock unit awards provide thresholds that dictate the number of shares to vest upon each evaluation date, which range from 50% to 150% of the original grant number. If these metrics are achieved, as defined in the individual grant terms, these shares would cliff vest three years from the grant date.

The following is a summary of the activity for unvested restricted stock units and awards granted under the Company’s plans:

	RSUs		PSUs
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
	Shares	per Share	Shares	per Share
Outstanding as of December 31, 2016	1,689,759	$32.64	205,000	$31.03
Granted	959,591	32.38	—	—
Vested	(901,181)	32.79	(68,332)	31.03
Forfeited	(118,198)	30.11	—	—
Outstanding as of December 31, 2017	1,629,971	32.60	136,668	31.03
Granted	940,113	55.24	55,986	61.25
Vested	(1,005,347)	32.73	(68,334)	31.03
Forfeited	(103,269)	40.37	—	—
Outstanding as of December 31, 2018	1,461,468	46.59	124,320	44.64
Granted	997,971	61.91	202,168	69.68
Vested	(1,029,790)	45.11	(68,334)	31.03
Forfeited	(110,779)	53.16	(4,036)	61.27
Outstanding as of December 31, 2019	1,318,870	58.88	254,118	67.96

At December 31, 2019, there was $59,860 of unrecognized compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 1.9 years. At December 31, 2019, there was $9,547 of unrecognized compensation expense related to unvested performance-based restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.3 years.

In connection with the Yodlee, Inc. (“Yodlee”) merger, on November 19, 2015, the Company issued 1,052,000 shares of Envestnet restricted stock unit awards (“replacement awards”) issued in connection with unvested Yodlee employee equity awards. The Yodlee unvested stock options and unvested restricted stock units were canceled and exchanged for the replacement awards. In accordance with ASC 805, these awards are considered to be replacement awards. Exchanges of share options or other share-based payment awards in conjunction with a business combination are modifications of share-based payment awards in accordance with ASC 718. As a result, a portion of the fair-value-based measure of the replacement awards, are included in measuring the consideration transferred in the Yodlee business combination. To determine the portion of the replacement award that is part of consideration transferred to acquire Yodlee, we have measured both the replacement awards granted by Envestnet and the historical Yodlee awards as of November 19, 2015 in accordance with ASC 718. The portion of the fair-value-based measure of the replacement award that is part of the consideration transferred in exchange for the acquisition of Yodlee, equals the portion of the Yodlee award that is attributable to pre-combination service. Envestnet has attributed a portion of the replacement awards to post combination service as these awards require post combination service. The fair value of the rollover consideration was estimated to be $32,836 of which $4,318 was attributable to pre-acquisition services. The remaining fair value of $28,518 is amortizing over the 43 month vesting period subsequent to the acquisition date. As of December 31, 2019, there was no remaining unrecognized expense.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

In connection with the unexpected death of our former CEO, the Company modified certain of his outstanding equity awards. The modifications include the extension of exercise periods for his outstanding stock options and the immediate vesting of his outstanding RSUs. All unvested PSUs were forfeited. As a result of these modifications, the Company recorded additional non-cash compensation expense of $4,286 in 2019.

16.	Benefit Plan

The Company sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year Ended December 31,
	2019	2018	2017
Voluntary employer matching contributions	$6,044	$4,778	$4,038

17.	Income Taxes

Income (loss) before income tax provision (benefit) was generated in the following jurisdictions:

	Year Ended December 31,
	2019	2018	2017
Domestic	$(61,047)	$(18,242)	$(9,387)
Foreign	12,952	9,080	7,698
Total	$(48,095)	$(9,162)	$(1,689)

The components of the income tax provision (benefit) charged to operations are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$4	$4,564	$(1,201)
State	2,803	1,044	951
Foreign	5,930	4,849	6,438
	8,737	10,457	6,188

Deferred:
Federal	(33,952)	(19,444)	(4,439)
State	(5,603)	(3,182)	146
Foreign	(75)	(1,003)	(304)
	(39,630)	(23,629)	(4,597)

Total	$(30,893)	$(13,172)	$1,591

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2019	2018
Deferred revenue	$5,148	$5,642
Prepaid expenses and accruals	9,533	3,302
Deferred rent and lease incentives	273	4,255
Right of use asset	(18,507)	—
Lease liability	22,983	—
Net operating loss and tax credit carryforwards	86,952	78,689
Property and equipment and intangible assets	(127,255)	(73,778)
Stock-based compensation expense	8,033	7,667
Investment in partnerships	2,196	12
Convertible Notes	(8,471)	(11,918)
Other	2,218	1,020
Total deferred tax assets (liabilities), net	(16,897)	14,891
Less: valuation allowance	(12,584)	(15,531)
Net deferred tax liabilities	$(29,481)	$(640)

In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into United States law. Beginning in 2018, the Tax Act includes the Global Intangible Low-Taxed Income (“GILTI”) and Base-Erosion Anti-abuse Tax (“BEAT”) provisions. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provision requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Company expects to fully offset any GILTI income with Net Operating Losses (“NOLs”). The Company has reevaluated the entity classification of its Indian entities to a flow-through status. As a result, the Company does not currently expect to be subject to BEAT. Additionally, the two Indian entities also are no longer subject to GILTI.

The deferred tax liability that is not being recorded because of the Company's assertion to permanently reinvest the earnings of its India subsidiaries is $5,207 related to the dividend distribution tax in India, net of an assumed foreign tax deduction for this amount in the U.S.

The valuation allowance for net deferred tax assets as of December 31, 2019 and 2018 was $12,584 and $15,531, respectively. The change in the valuation allowance from 2018 to 2019 was primarily related to the acquisition of PIEtech. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence is the cumulative loss incurred over the three years ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence such as the Company's projections for future growth.

On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $12,584 has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company's projections for growth.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The expected income tax provision (benefit) calculated at the statutory federal rate differs from the actual provision as follows:

	Year Ended December 31,
	2019	2018	2017
Tax provision (benefit), at U.S. federal statutory tax rate	$(10,012)	$(1,559)	$(573)

State income tax provision (benefit), net of federal benefit	(5,390)	(1,714)	(1,251)
Effect of stock-based compensation excess tax benefit	(11,983)	(7,782)	(11,522)
Effect of permanent items	1,048	2,967	1,145
Change in valuation allowance	(3,364)	(4,244)	2,151
Effect of change in federal income tax rate	—	—	13,792
Effect of change in state and foreign income tax rates	2,449	(269)	537
Uncertain tax positions	4,478	(2,062)	3,668
BEAT liability	—	3,760	—
Research and development credits	(6,756)	(4,770)	(2,815)
Change in permanent reinvestment assertion	—	—	(4,494)
State net operating loss adjustment	(1,588)	—	836
Other	225	2,501	117
Income tax provision (benefit)	$(30,893)	$(13,172)	$1,591

At December 31, 2019, the Company had NOL carryforwards, before any uncertain tax position reserves, for federal income tax purposes of approximately $265,000 available to offset future federal taxable income, if any, of which $256,000 expire through 2039 and $9,000 are carried forward indefinitely. In addition, as of December 31, 2019, the Company had NOL carryforwards for state income tax purposes of approximately $208,000 available to reduce future income subject to income taxes. The state NOL carryforwards expire through 2039.

In addition, at December 31, 2019, the Company had AMT credit carryforwards of approximately $727 for Federal purposes. As a result of tax reform, AMT credits are refundable for any taxable year beginning after 2017 and before 2022 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Thus, the minimum tax credit was reclassified from a deferred tax asset to an income tax receivable. The Company also had AMT credits of $19 for California, which are available to reduce future California income taxes, if any, over an indefinite period. In addition, the Company had research and development (“R&D”) credit carryforwards of approximately $20,841 for federal and $10,785 for California and Illinois, as well as foreign tax credits of $1,253 available to offset federal income tax. Federal R&D credits begin to expire in 2022 through 2039. California R&D credits carryover indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

	Year Ended December 31,
	2019	2018	2017
Balance at December 31, 2018	$15,628	$18,312	$16,476
Additions based on tax positions related to the current year	2,261	1,907	1,691
Additions based on tax positions related to prior years	1,050	(3,976)	145
Reductions for settlements with taxing authorities related to prior years	—	(615)	—
Balance at December 31, 2019	$18,939	$15,628	$18,312

At December 31, 2019, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $18,939. At this time, the Company estimates that the liability for unrecognized tax benefits could decrease in the next twelve months by an estimated $6,150 as it is anticipated that reviews by tax authorities will be completed. In addition, the full amount of related penalties and interest of $7,336 could also be released.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2019 and 2018, income tax expense included $1,476 and $126, respectively, of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $7,336 and $5,977 as of December 31, 2019 and 2018, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company was notified by the Internal Revenue Service in December 2017 that the calendar year 2015 and 2016 federal income tax returns have been have been selected for audit by the Internal Revenue Service. The Company’s tax returns for the calendar years ended December 31, 2018, 2017, and 2016 remain open to examination by the Internal Revenue Service in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended December 31, 2018, 2017, 2016, and 2015 remain open to examination by various state revenue services.

The Company's Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2019, 2018, 2017, 2014, 2013, 2012, 2011, 2010, and 2008. Based on the outcome of examinations of the Company's subsidiaries or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheets. It is possible that one or more of these audits may be finalized within the next twelve months.

18.	Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, common warrants, restricted stock awards, restricted stock units and Convertible Notes using the treasury stock method, if dilutive.

The Company accounts for the effect of its convertible notes (See “Note 9—Debt”) on diluted net income (loss) per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes due 2019 and Convertible Notes due 2023 have no effect on diluted net income (loss) per share until certain criteria are met, including the Company’s stock price exceeding the conversion price of $62.88 and $68.31 per share, respectively, or if the trading price of the convertible notes meets certain criteria. In the period of conversion, the convertible notes will have no impact on diluted net income (loss) per share if they are settled in cash and will have an impact on dilutive net income (loss) per share if they are settled in shares upon conversion. The Convertible Notes due 2019 were settled in cash upon maturity.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Year Ended December 31,
	2019	2018	2017
Basic income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(16,782)	$5,755	$(3,280)

Basic number of weighted-average shares outstanding	50,937,919	45,268,002	43,732,148
Basic net income (loss) per share	$(0.33)	$0.13	$(0.08)

Diluted income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(16,782)	$5,755	$(3,280)

Basic number of weighted-average shares outstanding	50,937,919	45,268,002	43,732,148
Effect of dilutive shares:
Options to purchase common stock	—	1,304,493	—
Unvested restricted stock units	—	811,590	—
Convertible Notes	—	—	—
Warrants	—	—	—
Diluted number of weighted-average shares outstanding	50,937,919	47,384,085	43,732,148
Diluted net income (loss) per share	$(0.33)	$0.12	$(0.08)

Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share are as follows:

	December 31,
	2019	2018	2017
Options to purchase common stock	1,150,586	—	2,254,565
Unvested restricted stock units and awards	1,572,988	—	1,766,639
Convertible Notes (1)	5,050,505	7,793,826	2,743,321
Warrants	470,000	470,000	—
Total anti-dilutive securities	8,244,079	8,263,826	6,764,525

(1)	For 2019, this amount does not include 2,743,321 of potential common shares related to the Convertible Notes due 2019 as they were settled in cash at maturity in December 2019.

19.	Segment Information

Business segments are generally organized around the Company's business services. The Company's business segments are:

•	Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet Data & Analytics – leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the year ended December 31, 2019.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

See “Note 13—Revenue” for detail of revenues by segment.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2019	2018	2017
Envestnet Wealth Solutions	$67,713	$75,491	$75,449
Envestnet Data & Analytics	(25,262)	(10,013)	(19,456)
Nonsegment operating expenses	(58,524)	(51,313)	(39,573)
Income (loss) from operations	(16,073)	14,165	16,420
Interest expense, net	(29,173)	(22,840)	(16,146)
Other expense, net	(2,849)	(487)	(1,963)
Consolidated loss before income tax provision (benefit)	(48,095)	(9,162)	(1,689)
Income tax provision (benefit)	(30,893)	(13,172)	1,591
Consolidated net income (loss)	(17,202)	4,010	(3,280)
Add: Net loss attributable to non-controlling interest	420	1,745	—
Consolidated net income (loss) attributable to Envestnet, Inc.	$(16,782)	$5,755	$(3,280)

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures by segment follows:

	December 31,
	2019	2018
Segment assets:
Envestnet Wealth Solutions	$1,297,891	$810,971
Envestnet Data & Analytics	503,993	502,776
Consolidated total assets	$1,801,884	$1,313,747

	Year Ended December 31,
	2019	2018	2017
Segment depreciation and amortization:
Envestnet Wealth Solutions	$65,746	$45,139	$26,223
Envestnet Data & Analytics	35,525	32,487	36,597
Consolidated depreciation and amortization	$101,271	$77,626	$62,820

	Year Ended December 31,
	2019	2018	2017
Segment capital expenditures:
Envestnet Wealth Solutions	$42,395	$36,406	$22,434
Envestnet Data & Analytics	11,548	8,186	5,135
Consolidated capital expenditures	$53,943	$44,592	$27,569

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

20.	Geographical Information

The following table sets forth property and equipment, net by geographic area:

	December 31,
	2019	2018
United States	$48,729	$39,412
India	3,988	3,969
Other	1,039	1,610
Total property and equipment, net	$53,756	$44,991

Internally developed software, net was $60,263 and $38,209 as of December 31, 2019 and 2018, respectively, and is all located within the United States.

See “Note 13—Revenue” for detail of revenues by geographic area.

21.	Commitments and Contingencies

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

The Company enters into unconditional purchase obligations arrangements for certain of its services that it receives in the normal course of business. As of December 31, 2019, the Company estimated future minimum unconditional purchase obligations of $39,481.

The Company has acquired membership interests in private companies and accounts for such under the equity method basis of accounting. As of December 31, 2019, the Company has committed $1,375 in future funding to certain of these equity method investees.

Legal Proceedings

The Company and Yodlee have been named as defendants in a lawsuit filed on July 17, 2019, by FinancialApps, LLC (“FinancialApps”) in the United States District Court for the District of Delaware. The case caption is FinancialApps, LLC v. Envestnet Inc., et al., No. 19-cv-1337 (D. Del.). FinancialApps alleges that, after entering into a 2017 services agreement with Yodlee, Envestnet and Yodlee breached the agreement and misappropriated proprietary information to develop competing credit risk assessment software. The complaint includes claims for, among other things, misappropriation of trade secrets, fraud, tortious interference with prospective business opportunities, unfair competition, copyright infringement and breach of contract. FinancialApps is seeking significant monetary damages and various equitable and injunctive relief.

On September 17, 2019, the Company and Yodlee filed a motion to dismiss certain of the claims in the complaint filed by FinancialApps, including the copyright infringement, unfair competition and fraud claims. The motion to dismiss is fully briefed, and the parties are awaiting a decision from the Court. On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee's counterclaims. The Company believes FinancialApps’s allegations are without merit and intends to defend the action and litigate the counterclaims vigorously.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of December 31, 2019. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. During 2019 and 2018, the Company estimated a sales and use tax liability of $10,220 and $8,643, respectively, was probable related to revenues in multiple jurisdictions with respect to revenues in the years ended December 31, 2019 and December 31, 2018, and prior years. This amount is included in accrued expenses and other liabilities in the consolidated balance sheets.

For the years ended December 31, 2019 and 2018, the Company also estimated a sales and use tax receivable of $3,346 and $5,246, respectively, related to the estimated recoverability of a portion of the liability from customers. This amount is included in prepaid expenses and other current assets in the consolidated balance sheets.

 Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

22.	Quarterly Financial Data (Unaudited)

Quarterly results for the years ended December 31, 2019 and 2018 were as follows:

	2019
	First	Second	Third	Fourth
Total revenues	$199,666	$224,445	$236,080	$239,936
Income (loss) from operations	(8,737)	(20,257)	(128)	13,049
Net income (loss) attributable to Envestnet, Inc.	(18,185)	893	(3,080)	3,590
Net income (loss) per share attributable to Envestnet, Inc.:
Basic(1)	$(0.38)	$0.02	$(0.06)	$0.07
Diluted(1)(2)	$(0.38)	$0.02	$(0.06)	$0.07

	2018
	First	Second	Third	Fourth
Total revenues	$198,011	$201,116	$203,156	$210,080
Income (loss) from operations	(738)	5	3,395	11,503
Net income (loss) attributable to Envestnet, Inc.	8,104	(5,526)	2,954	223
Net incomes (loss) per share attributable to Envestnet, Inc.:
Basic(1)	$0.18	$(0.12)	$0.06	$—
Diluted(1)(2)	$0.17	$(0.12)	$0.06	$—
________________________________________________________

(1)	Quarterly values may not sum to annual values due to rounding.

(2)	Quarterly values may not sum to annual values due to differences in quarterly dilution compared to year to date dilution.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a.  Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Based on this evaluation, our interim chief executive officer and chief financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.
b. Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Our management, including our interim chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.
Our independent registered public accounting firm, KPMG LLP, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2019.  See Part II, Item 8, “Report of Independent Registered Public Accounting Firm”.
On April 1, 2019 we acquired certain of the assets and assumed certain of the liabilities of the PortfolioCenter business (“PortfolioCenter”) and on May 1, 2019 we acquired all of the issued and outstanding membership interests of PIEtech, Inc. (“PIEtech”), collectively (the “Acquired Companies”). Since the date of these acquisitions, we have been analyzing and evaluating the procedures and controls of these companies to determine their effectiveness and to make them consistent with our procedures and controls. As permitted by the SEC, management has excluded the Acquired Companies from its assessment of internal control over financial reporting as of December 31, 2019. PortfolioCenter’s revenues for the year ended December 31, 2019 totaled $6,705. As of December 31, 2019, PortfolioCenter's total assets represented $25,955 of consolidated total assets. PIEtech’s revenues for the year ended December 31, 2019 totaled $30,315. As of December 31, 2019, PIEtech's total assets represented $579,832 of consolidated total assets.
c. Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the three months ended December 31, 2019, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2019 fiscal year, and is hereby incorporated by reference.
Information required by this Item relating to our executive officers and other corporate officers is included under the caption “Information about our Executive Officers” in Part I, Item 1 of this report.
We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics is posted on our website. The internet address for our website is www.envestnet.com, and the code of ethics may be found from our main web page by clicking first on “Investor Relations” and then “Corporate Governance,” and then on “Code of Conduct”.
We intend to disclose any amendment to, or waiver from, a provision of this code of ethics by posting such information to our website, at the address and location specified above.

Item 11.  Executive Compensation
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2019 fiscal year, and is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2019 fiscal year, and is hereby incorporated by reference. For a description of securities authorized under our equity compensation plans, please refer to our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2019 fiscal year, and is hereby incorporated by reference.

Item 14.  Principal Accounting Fees and Services
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2019 fiscal year, and is hereby incorporated by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

		Page Number in Form 10-K
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	67
	Consolidated Balance Sheets as of December 31, 2019 and 2018	70
	Consolidated Statements of Operations for each of the years ended December 31, 2019, 2018 and 2017	71
	Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2019, 2018, and 2017	72
	Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2019, 2018 and 2017	73
	Consolidated Statements of Cash Flows for each of the years ended December 31, 2019, 2018 and 2017	74
	Notes to Consolidated Financial Statements	76
(a)(2)	Evaluation and Qualifying Accounts
	Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the related notes.
(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 119 to 121 of this report, which is incorporated herein by reference.

Item 16. Form 10-K Summary
Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.1
Technology and Services Agreement dated as of March 31, 2008, between Registrant and FMR LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.2
First Amendment to Technology and Services Agreement dated June 26, 2008 (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).

10.3
Second Amendment to Technology and Services Agreement dated May 5, 2009 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.4
Third Amendment to Technology and Services Agreement dated November 16, 2009 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.5
Services Agreement dated December 28, 2005 between Registrant and Fidelity Brokerage Services LLC (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.6
Services Agreement effective March 24, 2005 between Registrant and National Financial Services LLC (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.7
Services Agreement Amendment dated effective March 2008 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.10
2010 Long‑Term Incentive Plan (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).*

10.11
2004 Stock Incentive Plan (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑165717), filed with the SEC on July 1, 2010 and incorporated by reference herein).*

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

Exhibit No.	Description
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

Exhibit No.	Description
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

10.41
Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 27, 2019, among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Bank of Montreal as Administrative Agent (filed as Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on November 8, 2019 and incorporated by reference herein).***

21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document****
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document****
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document****
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document****
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document****
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

*	Management contract or compensation plan.
**	Certain information redacted pursuant to a grant of confidential treatment by the staff of the Securities and Exchange Commission.
***	Certain information identified in the exhibit has been excluded as permitted by Item 601 of Regulation S-K.
****
Attached as Exhibit 101 to this Annual Report on Form 10‑K are the following materials, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Consolidated Balance Sheets as of December 31, 2019 and 2018; (iii) the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (vi) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (vii) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: February 28, 2020	/s/ William C. Crager
William C. Crager
Interim Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2020	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 28, 2020.

Name	Position

/s/ William C. Crager	Interim Chief Executive Officer (Principal Executive Officer)
William C. Crager

/s/ Peter H. D’Arrigo	Chief Financial Officer (Principal Financial Officer)
Peter H. D’Arrigo

/s/ Matthew J. Majoros	Senior Vice President, Financial Reporting (Principal Accounting Officer)
Matthew J. Majoros

/s/ Luis Aguilar	Director
Luis Aguilar

/s/ Anil Arora	Director
Anil Arora

/s/ Ross Chapin	Interim Chairman, Director
Ross Chapin

/s/ Gayle Crowell	Director
Gayle Crowell

/s/ James Fox	Director
James Fox

/s/ Valerie Mosley	Director
Valerie Mosley

/s/ Charles Roame	Director
Charles Roame

/s/ Greg Smith	Director
Greg Smith