Form 10-Q
period 2020-03-31
ENVESTNET, INC.
filed 2020-05-08
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

As of May 1, 2020, Envestnet, Inc. had 53,513,623 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$68,601	$82,505
Fees receivable, net	81,133	67,815
Prepaid expenses and other current assets	37,699	32,183
Total current assets	187,433	182,503

Property and equipment, net	53,190	53,756
Internally developed software, net	68,227	60,263
Intangible assets, net	489,840	505,589
Goodwill	906,501	879,850
Operating lease right-of-use assets, net	78,860	82,796
Other non-current assets	46,407	37,127
Total assets	$1,830,458	$1,801,884

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$132,142	$137,944
Accounts payable	14,294	17,277
Operating lease liabilities	13,736	13,816
Contingent consideration	2,569	—
Deferred revenue	40,177	34,753
Total current liabilities	202,918	203,790

Convertible Notes due 2023	308,262	305,513
Revolving credit facility	290,000	260,000
Contingent consideration	12,222	9,045
Deferred revenue	6,277	5,754
Non-current operating lease liabilities	84,935	88,365
Deferred tax liabilities, net	26,680	29,481
Other non-current liabilities	34,967	32,360
Total liabilities	966,261	934,308

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 67,077,561 and 66,320,706 shares issued as of March 31, 2020 and December 31, 2019, respectively; 53,468,397 and 52,841,706 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	335	331
Additional paid-in capital	1,054,312	1,037,141
Accumulated deficit	(84,141)	(75,664)
Treasury stock at cost, 13,609,164 and 13,479,000 shares as of March 31, 2020 and December 31, 2019, respectively	(100,164)	(90,965)
Accumulated other comprehensive loss	(4,773)	(1,749)
Total stockholders’ equity	865,569	869,094
Non-controlling interest	(1,372)	(1,518)
Total equity	864,197	867,576
Total liabilities and equity	$1,830,458	$1,801,884

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Asset-based	$134,811	$108,934
Subscription-based	104,551	83,087
Total recurring revenues	239,362	192,021
Professional services and other revenues	7,177	7,645
Total revenues	246,539	199,666

Operating expenses:
Cost of revenues	74,933	61,645
Compensation and benefits	110,430	86,717
General and administration	41,110	40,524
Depreciation and amortization	27,683	19,517
Total operating expenses	254,156	208,403

Loss from operations	(7,617)	(8,737)
Other expense, net	(1,537)	(5,763)
Loss before income tax provision (benefit)	(9,154)	(14,500)

Income tax provision (benefit)	(1,964)	3,768

Net loss	(7,190)	(18,268)
Add: Net (income) loss attributable to non-controlling interest	(146)	83
Net loss attributable to Envestnet, Inc.	$(7,336)	$(18,185)

Net loss per share attributable to Envestnet, Inc.:
Basic	$(0.14)	$(0.38)
Diluted	$(0.14)	$(0.38)

Weighted average common shares outstanding:
Basic	53,016,511	48,237,265
Diluted	53,016,511	48,237,265

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss attributable to Envestnet, Inc.	$(7,336)	$(18,185)
Other comprehensive loss, net of taxes:
Foreign currency translation gains (losses), net	(3,024)	222
Comprehensive loss attributable to Envestnet, Inc.	$(10,360)	$(17,963)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2019	66,320,706	$331	(13,479,000)	$(90,965)	$1,037,141	$(1,749)	$(75,664)	$(1,518)	$867,576
Adoption of ASC 326	—	—	—	—	—	—	(1,141)	—	$(1,141)
Exercise of stock options	357,974	2	—	—	3,406	—	—	—	3,408
Issuance of common stock - vesting of restricted stock units	398,881	2	—	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	13,765	—	—	—	13,765
Purchase of treasury stock for stock-based tax withholdings	—	—	(130,164)	(9,199)	—	—	—	—	(9,199)
Foreign currency translation loss	—	—	—	—	—	(3,024)	—	—	(3,024)
Net income (loss)	—	—	—	—	—	—	(7,336)	146	(7,190)
Balance, March 31, 2020	67,077,561	$335	(13,609,164)	$(100,164)	$1,054,312	$(4,773)	$(84,141)	$(1,372)	$864,197

Balance, December 31, 2018	61,238,898	$306	(13,117,098)	$(67,858)	$761,128	$(994)	$(58,882)	$(1,098)	$632,602
Exercise of stock options	200,326	1	—	—	3,162	—	—	—	3,163
Issuance of common stock - vesting of restricted stock units	479,479	2	—	—	—	—	—	—	2
Acquisition of business	15,755	—	—	—	772	—	—	—	772
Stock-based compensation expense	—	—	—	—	12,864	—	—	—	12,864
Purchase of treasury stock for stock-based tax withholdings	—	—	(160,456)	(9,819)	—	—	—	—	(9,819)
Foreign currency translation gain	—	—	—	—	—	222	—	—	222
Net loss	—	—	—	—	—	—	(18,185)	(83)	(18,268)
Balance, March 31, 2019	61,934,458	$309	(13,277,554)	$(77,677)	$777,926	$(772)	$(77,067)	$(1,181)	$621,538

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(7,190)	$(18,268)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,683	19,517
Provision for doubtful accounts	1,026	451
Deferred income taxes	(1,587)	169
Non-cash compensation expense	15,985	12,864
Non-cash interest expense	4,463	6,880
Accretion on contingent consideration and purchase liability	599	240
Gain on acquisition of equity method investment	(4,230)	—
Loss allocation from equity method investments	2,030	203
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	(14,333)	1,198
Prepaid expenses and other current assets	(6,793)	(13,346)
Other non-current assets	641	(1,060)
Accrued expenses and other liabilities	(11,554)	(34,495)
Accounts payable	(3,205)	5,179
Deferred revenue	5,598	7,039
Other non-current liabilities	(145)	854
Net cash provided by (used in) operating activities	8,988	(12,575)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,160)	(5,247)
Capitalization of internally developed software	(11,572)	(7,185)
Investments in private companies	(11,700)	(1,000)
Acquisitions of businesses, net of cash acquired	(20,257)	(11,061)
Net cash used in investing activities	(45,689)	(24,493)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	45,000	—
Payments on revolving credit facility	(15,000)	—
Proceeds from exercise of stock options	3,408	3,163
Purchase of treasury stock for stock-based tax withholdings	(9,199)	(9,819)
Issuance of restricted stock units	2	2
Net cash provided by (used in) financing activities	24,211	(6,654)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,496)	112

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,986)	(43,610)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	82,755	289,671

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$68,769	$246,061

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$814	$4,998
Supplemental disclosure of cash flow information - cash paid during the period for interest	2,740	216
Supplemental disclosure of non-cash operating, investing and financing activities:
Contingent consideration issued in acquisition of businesses	5,239	7,580
Purchase liabilities included in accrued expenses and other liabilities	375	—
Purchase liabilities included in other non-current liabilities	257	5,468
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,752	359
Membership interest liabilities included in other non-current liabilities	2,220	—
Common stock issued to settle purchase liability	—	772
Leasehold improvements funded by lease incentive	894	489

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

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 16—Segment Information” to the condensed consolidated financial statements.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2019 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2020 and the results of operations, equity, comprehensive loss and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. References to GAAP in these notes are to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™, sometimes referred to as the codification or “ASC.” These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

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

The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	March 31,	March 31,
	2020	2019
Cash and cash equivalents	$68,601	$245,735
Restricted cash included in prepaid expenses and other current assets	—	158
Restricted cash included in other non-current assets	168	168
Total cash, cash equivalents and restricted cash	$68,769	$246,061

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Financial Impacts Related To COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the overall financial effect of the pandemic at this time, if the pandemic continues, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. As of March 31, 2020, these condensed consolidated financial statements do not reflect any adjustments as a result of the pandemic.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326).” This update significantly changes the way that entities will be required to measure credit losses. This standard requires that entities estimate credit losses based upon an “expected credit loss” approach rather than the “incurred loss” approach, which is currently used. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable forecasts of collectability. The change in approach is anticipated to impact the timing of recognition of credit losses. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. These changes became effective for the Company's fiscal year beginning January 1, 2020. The Company recognized the cumulative effect of the initial application of ASU 2016-13 as an adjustment of $1,141 to the opening balance of accumulated deficit. The Company does not expect the adoption of ASU 2016-13 to have a material impact to the results of its operations on an ongoing basis.
Not Yet Adopted Accounting Pronouncements—In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This update aims to reduce complexity within the accounting for income taxes as part of the simplification initiative. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2020. Early adoption of the standard is permitted. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.

3.	Acquisitions and Other Investments

Investment in Private Services Company

On January 8, 2020, the Company acquired a 4.25% membership interest in a private services company for cash consideration of $11,000. The private services company partners with independent network advisory firms to help them grow, become more profitable and run more efficiently. The Company will use the equity method of accounting to record its portion of the private services company’s net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting because of its less than 50% ownership and lack of control and does not otherwise exercise control over the significant economic decisions of the private services company.

The private services company is and remains a client of the Company and has thus been determined to be a related party. Revenues from the private services company totaled $2,689 in the three months ended March 31, 2020. As of March 31, 2020, the Company had recorded a net receivable of $1,963 from the private services company.

Acquisition of Private Technology Company

On February 18, 2020, the Company, through it's wholly owned subsidiary Yodlee, Inc. (“Yodlee”), acquired a private technology company (the “Private Technology Company Acquisition”). The private technology company enables the consent generation and data flow between financial information providers, such as banks and financial institutions, and financial information users, such as financial technology lenders and other financial services agencies, through a network of cloud-based interoperable interfaces or application programming interfaces. The technology and operations of the private technology company have been integrated into our Envestnet Data & Analytics segment.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

In connection with the Private Technology Company Acquisition, the Company acquired all of the outstanding shares and paid cash consideration of $2,343, net of cash acquired, subject to certain closing and post-closing adjustments, plus up to an additional $6,750 in contingent consideration, based upon achieving certain performance targets. The Company recorded a liability as of the date of acquisition of $5,239, which represented the estimated fair value of contingent consideration on the date of acquisition. Future changes to the estimated fair value of the contingent consideration, if any, are recognized in earnings of the Company.

The Company recorded estimated goodwill of $7,017, which is not deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $1,000. The tangible assets acquired and liabilities assumed were not material.

The results of the private technology company's operations are included in the condensed consolidated statements of operations beginning February 18, 2020 and were not considered material to the Company’s results of operations.

Acquisition of Private Cloud Technology Company

On March 2, 2020, the Company acquired certain assets of a private cloud technology company (the “Private Cloud Technology Company Acquisition”). The private cloud technology company enables enterprises to design and implement the digital transition from legacy systems and applications to a modern cloud computing platform. The technology and operations of the private cloud technology company have been integrated into our Envestnet Wealth Solutions segment.

In connection with the Private Cloud Technology Company Acquisition, the Company paid estimated consideration of $11,968, net of cash acquired. In connection with the acquisition, the Company recorded estimated goodwill of $10,932, which is deductible for income tax purposes. The tangible assets acquired and liabilities assumed were not material.

The results of the private cloud technology company's operations are included in the condensed consolidated statements of operations beginning March 2, 2020 and were not considered material to the Company’s results of operations.

Acquisition of Private Financial Technology Design Company

On March 3, 2020, the Company acquired the outstanding units of a private financial technology design company that were not owned by the Company and merged the acquired company into a wholly owned subsidiary of the Company (the “Private Financial Technology Design Company Acquisition”). The private financial technology design company designs integrated, intuitive digital technology applications for institutional financial services firms, bank wealth management organizations, independent advisor networks, and broker-dealers. The technology and operations of the private financial technology design company have been integrated into our Envestnet Wealth Solutions segment.

The Company previously owned approximately 45% of the outstanding units in this private financial technology design company, and accounted for it as an equity method investment. Based upon the estimated value of the private financial technology design company of $11,026, the Company paid estimated consideration of $5,946, net of cash acquired, for the remaining outstanding units. As a result of the acquisition, the Company recognized a gain of $4,230 on the re-measurement to fair value of its previously held interest, which is included in other expense, net in the condensed consolidated statements of operations
In connection with the Private Financial Technology Design Company Acquisition, the Company recorded estimated total goodwill of $9,241, of which approximately $1,800 is deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $2,000. The tangible assets acquired and liabilities assumed were not material.

The results of the private financial technology design company's operations are included in the condensed consolidated statements of operations beginning March 3, 2020 and were not considered material to the Company’s results of operations.

For the three months ended March 31, 2020, acquisition related costs for all of the Company's first quarter 2020 acquisitions were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2020.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The goodwill arising from these acquisitions represents the expected synergistic benefits of these transactions, primarily related to an increase in future revenues as a result of potential new business and cross selling opportunities as well as enhancements to our existing technologies.

Pro Forma Financial Information

On April 1, 2019, the Company acquired certain of the assets, primarily consisting of intangible assets, and the assumption of certain liabilities of the PortfolioCenter business (“PortfolioCenter”) from Performance Technologies, Inc., a wholly-owned subsidiary of The Charles Schwab Corporation. On May 1, 2019, the Company acquired all of the outstanding shares of capital stock of PIEtech, Inc. (“PIEtech”). The following pro forma financial information presents the combined results of operations of Envestnet, PortfolioCenter and PIEtech for the three months ended March 31, 2019 and assumes the acquisitions of PortfolioCenter and PIEtech had occurred as of the beginning of 2018. The results of the Company's other acquisitions since January 1, 2019 are not included in the pro forma financial information presented below as they were not considered material to the Company's results of operations.

The unaudited pro forma results presented below include amortization charges for acquired intangible assets, interest expense, stock-based compensation expense and income tax. The Company's pro forma information below includes the reversal of a valuation allowance on its deferred tax assets as of January 1, 2018 and the reversal of transaction costs that were incurred in 2019 as a result of these acquisitions and reverses these amounts from the appropriate periods in 2019. All intercompany revenues have been eliminated within this pro forma information.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2018.

Three Months Ended March 31,
2019
Revenues	$214,753
Net loss attributable to Envestnet, Inc.	(11,245)
Net loss per share attributable to Envestnet, Inc.:
Basic	$(0.22)
Diluted	$(0.22)

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2020	2019
Prepaid technology	$10,653	$8,178
Non-income tax receivables	6,357	5,555
Advance payroll taxes and benefits	5,329	5,446
Prepaid insurance	2,509	1,919
Prepaid outside information services	2,131	2,209
Other	10,720	8,876
Total prepaid expenses and other current assets	$37,699	$32,183

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

5.	Property and Equipment, Net

Property and equipment, net consists of the following:

		March 31,	December 31,
	Estimated Useful Life	2020	2019
Cost:
Computer equipment and software	3 years	$72,700	$72,190
Leasehold improvements	Shorter of the lease term or useful life of the asset	36,180	34,645
Office furniture and fixtures	3-7 years	10,846	10,832
Office equipment and other	3-5 years	6,898	6,850
Building and building improvements	7-39 years	2,647	2,647
Land	Not applicable	940	940
		130,211	128,104
Less: accumulated depreciation and amortization		(77,021)	(74,348)
Total property and equipment, net		$53,190	$53,756

During the three months ended March 31, 2020, the Company retired an immaterial amount of property and equipment that was no longer in service. Gains and losses on asset retirements during the three months ended March 31, 2020 and 2019 were not material.

Depreciation and amortization expense was as follows:

	Three Months Ended
	March 31,
	2020	2019
Depreciation and amortization expense	$5,317	$4,366

6.	Internally Developed Software

Internally developed software consists of the following:

		March 31,	December 31,
	Estimated Useful Life	2020	2019
Internally developed software	5 years	$116,275	$104,703
Less: accumulated amortization		(48,048)	(44,440)
Internally developed software, net		$68,227	$60,263

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2020	2019
Amortization expense	$3,608	$2,623

7.	Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total
Balance at December 31, 2019	$583,247	$296,603	$879,850
Acquisitions	20,173	7,017	27,190
Foreign currency and other	(70)	(469)	(539)
Balance at March 31, 2020	$603,350	$303,151	$906,501

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Intangible assets, net consist of the following:

		March 31, 2020			December 31, 2019
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	7-16 years	$591,520	$(161,339)	$430,181	$591,520	$(148,517)	$443,003
Proprietary technologies	4-8 years	90,719	(48,865)	41,854	87,714	(44,165)	43,549
Trade names	2-7 years	33,700	(15,895)	17,805	33,700	(14,663)	19,037
Total intangible assets		$715,939	$(226,099)	$489,840	$712,934	$(207,345)	$505,589

There were no retirements of intangible assets during the three months ended March 31, 2020.

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2020	2019
Amortization expense	$18,758	$12,528

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued compensation and related taxes	$54,336	$53,627
Accrued investment manager fees	40,221	48,720
Non-income tax payables	11,249	11,040
Accrued professional services	4,271	3,833
Accrued technology	3,967	3,042
Accrued transaction costs	2,456	2,482
Accrued charitable contribution	—	5,020
Other accrued expenses	15,642	10,180
Total accrued expenses and other liabilities	$132,142	$137,944

In the fourth quarter of 2019, the Company offered a voluntary early retirement program (the “Early Retirement Program”) to employees over a certain age, who have a combined age and years of experience with the Company of at least 65 years. Employees had until January 31, 2020 to voluntarily accept the program with separation of service no later than March 31, 2020. In connection with this program, the Company recorded $11,966 of severance expense during the three months ended March 31, 2020. As of March 31, 2020, the Company has accrued approximately $10,670 in accrued compensation and related taxes and $2,336 recorded in other non-current liabilities. As of December 31, 2019, the Company had accrued approximately $1,733 in accrued compensation and related taxes and $599 recorded in other non-current liabilities. The Company anticipates approximately $12,000 of payments in 2020 with the remainder paid through 2030.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

9.	Debt

The Company’s outstanding debt obligations as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Revolving credit facility balance	$290,000	$260,000

Convertible Notes due 2023	$345,000	$345,000
Unaccreted discount on Convertible Notes due 2023	(31,160)	(33,491)
Unamortized issuance costs on Convertible Notes due 2023	(5,578)	(5,996)
Convertible Notes due 2023 carrying value(1)	$308,262	$305,513

(1) The effective interest rate on the liability component of the Convertible Notes due 2023 was 6% for the three months ended March 31, 2020 and 2019.

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2020	2019
Interest on revolving credit facility	$2,518	$—
Accretion of debt discount	2,331	3,758
Coupon interest	1,501	2,264
Amortization of issuance costs	631	858
Undrawn and other fees	153	216
Total interest expense	$7,134	$7,096

The credit agreement under which the above revolving credit facility was issued (the “Amended Credit Agreement”) includes certain financial covenants and, as of March 31, 2020, the Company was in compliance with these requirements.

See “Note 15—Net Loss Per Share” for further discussion of the effect of conversion on net income (loss) per common share.

10.	Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, based on the three-tier fair value hierarchy:

	March 31, 2020
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$29,076	$29,076	$—	$—
Assets to fund deferred compensation liability	7,173	—	—	7,173
Total assets	$36,249	$29,076	$—	$7,173
Liabilities:
Contingent consideration	$14,791	$—	$—	$14,791
Deferred compensation liability	6,911	6,911	—	—
Total liabilities	$21,702	$6,911	$—	$14,791

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

	December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$37,730	$37,730	$—	$—
Assets to fund deferred compensation liability	8,390	—	—	8,390
Total assets	$46,120	$37,730	$—	$8,390
Liabilities:
Contingent consideration	$9,045	$—	$—	$9,045
Deferred compensation liability	8,208	8,208	—	—
Total liabilities	$17,253	$8,208	$—	$9,045

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

The Company will continue to reassess the fair values of the contingent consideration liabilities at each reporting date until settlement. Changes to these estimated fair values will be recognized in the Company's earnings and included in general and administrative expenses in the condensed consolidated statements of operations.

The table below presents a reconciliation of the Company's contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2019 to March 31, 2020:

Fair Value of Contingent Consideration Liabilities
Balance at December 31, 2019	$9,045
Private technology company acquisition	5,239
Accretion on contingent consideration	507
Balance at March 31, 2020	$14,791

The table below presents a reconciliation of the assets used to fund deferred the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2019 to March 31, 2020:

Fair Value of Assets to Fund Deferred Compensation Liability
Balance at December 31, 2019	$8,390
Fair value adjustments	(1,217)
Balance at March 31, 2020	$7,173

The fair market value of the assets used to fund the Company's deferred compensation liability is based upon the cash surrender value of the Company's life insurance premiums. The value of the assets used to fund the Company's deferred compensation liability, which are included in other non-current assets in the condensed consolidated balance sheets, decreased due to losses on the underlying investment vehicles. These losses are recognized in the Company's earnings and included in general and administrative expenses in the condensed consolidated statements of operations.

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the three months ended March 31, 2020.

As of March 31, 2020 and December 31, 2019, the carrying value of the Convertible Notes due 2023 equaled $308,262 and $305,513, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of March 31, 2020 and December 31, 2019, the estimated fair value of the Convertible Notes due 2023 was $369,074 and $414,852, respectively. The Company considered the Convertible Notes due 2023 to be a Level II liability at March 31, 2020 and used a market approach to calculate the fair value. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes due 2023 in an over-the-counter market on March 31, 2020 (See “Note 9—Debt”).

As of March 31, 2020 and December 31, 2019, there was $290,000 and $260,000, respectively, outstanding on the revolving credit facility under the Amended Credit Agreement. As of March 31, 2020, the outstanding balance on the revolving credit facility approximated fair value as borrowings under the revolving credit facility bore interest at variable rates and the Company believes its credit risk quality was consistent with when the debt originated. The Company considered the revolving credit facility to be a Level I liability as of March 31, 2020 and December 31, 2019 (See “Note 9—Debt”).

The Company considered the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2020 based upon the short-term nature of these assets and liabilities.

11.	Revenue

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended March 31,
	2020			2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$134,811	$—	$134,811	$108,934	$—	$108,934
Subscription-based	60,323	44,228	104,551	41,026	42,061	83,087
Total recurring revenues	195,134	44,228	239,362	149,960	42,061	192,021
Professional services and other revenues	3,286	3,891	7,177	2,745	4,900	7,645
Total revenues	$198,420	$48,119	$246,539	$152,705	$46,961	$199,666

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended
	March 31,
	2020	2019
Fidelity	15%	16%

Fidelity accounted for 19% and 20% of the Envestnet Wealth Solutions segment's revenues for the three months ended March 31, 2020 and 2019, respectively. No single customer accounted for over 10% of the Envestnet Data & Analytics segment's revenue for any period presented.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended
	March 31,
	2020	2019
United States	$240,452	$192,119
International (1)	6,087	7,547
Total revenues	$246,539	$199,666

(1)	No foreign country accounted for more than 10% of the Company's total revenues.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020:

Years ending December 31,
Remainder of 2020	$169,680
2021	166,469
2022	121,386
2023	57,523
2024	32,908
Thereafter	27,043
Total	$575,009

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

Contract Balances

Total deferred revenue as of March 31, 2020 increased by $5,947 during the three months ended March 31, 2020, primarily the result of revenue growth, timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $15,479 and $9,723 for the three months ended March 31, 2020 and 2019, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $9,218 and $9,387 as of March 31, 2020 and December 31, 2019, respectively. Amortization expense for the deferred sales incentive compensation was $1,029 and $651 for the three months ended March 31, 2020, and 2019, respectively. Deferred sales incentive compensation is included in other non-current assets on the condensed consolidated balance sheets and amortization expense is included in compensation and benefits expenses on the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the periods.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses in the condensed consolidated statements of operations.

12.	Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Three Months Ended
	March 31,
	2020	2019
Asset-based	$68,592	$53,842
Subscription-based	6,277	7,677
Professional services and other	64	126
Total cost of revenues	$74,933	$61,645

13.	Stock-Based Compensation

The Company has stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”).

As of March 31, 2020, the maximum number of common shares available for future issuance under the Company’s plans is 1,355,235.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended
	March 31,
	2020	2019
Stock-based compensation expense	$13,765	$12,864
Tax effect on stock-based compensation expense	(3,510)	(3,256)
Net effect on income	$10,255	$9,608

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% and 25.3% for the three months ended March 31, 2020 and 2019, respectively.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Grant date fair value of options	$—	$21.55
Volatility	—%	40.0%
Risk-free interest rate	—%	2.5%
Dividend yield	—%	—%
Expected term (in years)	0	6.5

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2019	1,150,586	$25.66	3.4	$50,590
Granted	—	—
Exercised	(357,974)	16.57
Forfeited	(7,213)	48.70
Outstanding as of March 31, 2020	785,399	29.60	3.6	19,010
Options exercisable	745,220	$28.55	3.4	$18,819

Exercise prices of stock options outstanding as of March 31, 2020 range from $9.00 to $55.29. At March 31, 2020, there was $539 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.8 years.

Restricted Stock Units and Restricted Stock Awards

Periodically, the Company grants restricted stock units and awards and performance-based stock units and awards to employees. Performance-based stock units and awards vest upon the achievement of certain pre-established business and financial metrics as well as a subsequent service condition. The business and financial metrics governing the vesting of these performance-based stock units and awards provide thresholds that dictate the number of shares to vest upon each evaluation date, which range from 50% to 150%. If these metrics are achieved, as defined in the individual grant terms, these shares would cliff vest three years from the grant date.

The following is a summary of the activity for unvested restricted stock units and performance stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	1,318,870	$58.88	254,118	$67.96
Granted	907,042	75.53	67,793	81.42
Vested	(398,881)	55.93	—	—
Forfeited	(41,175)	59.74	(33,010)	64.70
Outstanding as of March 31, 2020	1,785,856	67.98	288,901	71.49

At March 31, 2020, there was $112,196 of unrecognized stock-based compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.4 years. At March 31, 2020, there was $14,656 of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.3 years.

14.	Income Taxes

The following table includes the Company’s loss before income tax benefit, income tax benefit and effective tax rate:

	Three Months Ended
	March 31,
	2020	2019
Loss before income tax provision (benefit)	$(9,154)	$(14,500)
Income tax provision (benefit)	(1,964)	3,768
Effective tax rate	21.5%	(26.0)%

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

For the three months ended March 31, 2020, the Company's effective tax rate differed from the statutory rate primarily due to increases in the valuation allowance the Company had placed on a portion of its US deferred tax assets, the windfall from stock-based compensation and the CARES Act net operating loss (“NOL”) carryback. For the three months ended March 31, 2019, the Company's effective tax rate differed from the statutory rate primarily due to the impact of the Base Erosion and Anti-Abuse Tax (“BEAT”) and increases in the valuation allowance the Company had placed on all US deferred tax assets with the exception of indefinite-lived intangibles.

The Company's total gross liability for unrecognized tax benefits, exclusive of interest and penalties, was $19,370 and $18,939 at March 31, 2020 and December 31, 2019, respectively. Of this amount, a portion of the unrecognized tax benefits was recorded as a reduction of deferred tax assets instead of a non-current liability. The portion of the unrecognized tax benefits, exclusive of interest and penalties, recorded as a non-current liability was $6,433 and $6,504 at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, the amount of unrecognized tax benefits, including interest and penalties, that would benefit the Company's effective tax rate, if recognized, was $13,355. At this time, the Company estimates that the liability for unrecognized tax benefits could decrease in the next twelve months as it is anticipated that reviews by tax authorities will be completed.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. These amounts were not material for the three months ended March 31, 2020 and 2019. The Company had accrued interest and penalties of $7,274 and $7,336 as of March 31, 2020 and December 31, 2019, respectively.

15.	Net Loss Per Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted net loss per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, common warrants, restricted stock awards, restricted stock units and convertible notes using the treasury stock method, if dilutive.
The Company accounts for the effect of its convertible notes (See “Note 9—Debt”) on diluted net loss per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes due 2023 will have no effect on diluted net loss per share until the Company’s stock price exceeds the conversion price of $68.31 per share and certain other criteria are met, or if the trading price of the convertible notes meets certain criteria. In the period of conversion, the convertible notes will have no impact on diluted net loss per share if they are settled in cash and will have an impact on dilutive net loss per share if they are settled in shares upon conversion.
The following table provides the numerators and denominators used in computing basic and diluted net loss per share attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2020	2019
Basic and diluted net loss per share calculation:
Net loss attributable to Envestnet, Inc.	$(7,336)	$(18,185)

Basic and diluted number of weighted-average shares outstanding	53,016,511	48,237,265
Basic and diluted net loss per share	$(0.14)	$(0.38)

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

 As the Company was in a loss position for all periods presented, all potentially dilutive securities were anti-dilutive. Securities that were anti-dilutive and therefore excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended
	March 31,
	2020	2019
Options to purchase common stock	785,399	1,768,350
Unvested restricted stock awards and units	2,074,757	2,022,057
Warrants	470,000	470,000
Convertible Notes	5,050,505	7,793,826
Total anti-dilutive securities	8,380,661	12,054,233

16.	Segment Information

Business segments are generally organized around the Company's business services. The Company's business segments are:

•Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•Envestnet Data & Analytics – a leading data aggregation and data analytics platform powering dynamic, cloud-based innovation for digital financial services.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges, and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the three months ended March 31, 2020 and 2019.

See “Note 11—Revenue” for detail of revenues by segment.

The following table presents a reconciliation from loss from operations by segment to consolidated net loss attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2020	2019
Envestnet Wealth Solutions	$11,340	$16,844
Envestnet Data & Analytics	(4,585)	(7,928)
Nonsegment operating expenses	(14,372)	(17,653)
Loss from operations	(7,617)	(8,737)
Other expense, net	(1,537)	(5,763)
Consolidated loss before income tax provision (benefit)	(9,154)	(14,500)
Income tax provision (benefit)	(1,964)	3,768
Consolidated net loss	(7,190)	(18,268)
Add: Net (income) loss attributable to non-controlling interest	(146)	83
Consolidated net loss attributable to Envestnet, Inc.	$(7,336)	$(18,185)

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	March 31,	December 31,
	2020	2019
Segment assets:
Envestnet Wealth Solutions	$1,323,471	$1,297,891
Envestnet Data & Analytics	506,987	503,993
Consolidated total assets	$1,830,458	$1,801,884

	Three Months Ended
	March 31,
	2020	2019
Segment depreciation and amortization:
Envestnet Wealth Solutions	$19,420	$11,267
Envestnet Data & Analytics	8,263	8,250
Consolidated depreciation and amortization	$27,683	$19,517

	Three Months Ended
	March 31,
	2020	2019
Segment capital expenditures:
Envestnet Wealth Solutions	$10,190	$10,838
Envestnet Data & Analytics	3,542	1,594
Consolidated capital expenditures	$13,732	$12,432

17.	Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	March 31,	December 31,
	2020	2019
United States	$116,182	$108,992
India	4,385	3,988
Other	850	1,039
Total long-lived assets, net	$121,417	$114,019

See “Note 11—Revenue” for detail of revenues by geographic area.

18.	Commitments and Contingencies

Purchase Obligations and Indemnifications

The Company includes various types of indemnification and guarantee clauses in certain arrangements. These indemnifications and guarantees may include, but are not limited to, infringement claims related to intellectual property, direct or consequential damages and guarantees to certain service providers and service level requirements with certain customers. The type and amount of any potential indemnification or guarantee varies substantially based on the nature of each arrangement. The Company has experienced no previous claims and cannot determine the maximum amount of potential future payments, if any, related to such indemnification and guarantee provisions. The Company believes that it is unlikely it will have to make material payments under these arrangements and therefore has not recorded a contingent liability associated with these arrangements in the condensed consolidated balance sheets.

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

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2020. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of March 31, 2020 and December 31, 2019, the Company estimated a sales and use tax liability of $10,709 and $10,220, respectively, related to revenues in multiple jurisdictions. This amount is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

As of March 31, 2020 and December 31, 2019, the Company also estimated a sales and use tax receivable of $3,689 and $3,346, respectively, related to the estimated recoverability of a portion of the liability from customers. This amount is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

This quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. The potential risks, uncertainties and other factors that could cause actual results to differ from those expressed by the forward-looking statements in this quarterly report include, but are not limited to,

•
a pandemic or health crisis, including the Coronavirus Disease 2019 (“COVID-19”) pandemic, and its impact on the global economy and capital markets, as well as our products, clients, vendors and employees, and our results of operations, the full extent of which may be unknown;

•	difficulty in sustaining rapid revenue growth, which may place significant demands on our administrative, operational and financial resources;

•	our ability to successfully identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies;

•	the possibility that the anticipated benefits of acquisitions will not be realized to the extent or when expected;

•	our ability to successfully execute the conversion of clients’ assets from their technology platform to our technology platforms in a timely and accurate manner;

•	the amount of our debt and our ability to service our debt;

•	the variability of our revenue from period to period;

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

•
the effect of privacy laws and regulations, industry standards and contractual obligations and changes to these laws, regulations, standards and obligations and the negative effects of failure to comply with these requirements on how we operate our business;

•	liabilities associated with potential, perceived or actual breaches of fiduciary duties and/or conflicts of interest;

•	failure of our solutions, services or systems, or those of third parties on which we rely, to work properly;

•	harm to our reputation;

•	our failure to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities;

•	our inability to maintain our payment network with third-party service providers, or difficulties encountered by our disbursement partners;

•	limitations on our ability to access information from third parties or charges for accessing such information;

•	potential liability for use of inaccurate information by third parties provided by us;

•	the failure of our insurance to adequately protect us;

•	our dependence on our senior management team;

•	our ability to recruit and retain qualified employees;

•	regulatory compliance failures;

•	changes in laws and regulations, including tax laws and regulations, or the inability to continue to rely on exemptions from the applicability of certain laws or regulations;

•	the occurrence of a deemed “change of control”;

•	adverse judicial or regulatory proceedings against us;

•	the failure to protect our intellectual property rights;

•	potential claims by third parties for infringement of their intellectual property rights;

•	our use of open source coding;

•	protection of trade secrets and other proprietary information;

•	risks associated with our international operations;

•	the impact of fluctuations in foreign currency exchange rates;

•	the uncertainty of the application and interpretation of certain tax laws;

•	changes in accounting principles and standards;

•	changes in the estimates of fair value of reporting units or of long-lived assets;

•	issuances of additional shares of common stock or issuances of shares of preferred stock or convertible securities;

•	general economic conditions, political and regulatory conditions;

•	global events, natural disasters, environmental disasters, terrorist attacks and pandemics, including their impact on the economy and trading markets; and

•	management’s response to these factors.

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

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in Part I, Item 1A.“Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as updated in Part II, Item 1A.“Risk Factors” of this Form 10-Q; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this quarterly report on Form 10-Q and the 2019 Form 10-K completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the consolidated financial statements and related notes included in our 2019 Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Overview

Envestnet is a leading provider of intelligent systems for wealth management and financial wellness. Envestnet’s unified technology enhances advisor productivity and strengthens the wealth management process. Envestnet empowers enterprises and advisors to more fully understand their clients and deliver better outcomes.

More than 4,900 companies, including 16 of the 20 largest U.S. banks, 46 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIAs”), and hundreds of internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences, and help drive better outcomes for enterprises, advisors and their clients.

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

Envestnet also operates five registered investment advisers (“RIAs”) registered with the U.S. Securities and Exchange Commission (“SEC”). We believe that our business model results in a high degree of recurring and predictable financial results.

Recent Developments

Uncertainties Related to COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic disease. We are closely monitoring developments with the COVID-19 pandemic and are taking proactive measures to ensure business continuity. Our priority is to protect the well-being of our employees, while we continue to provide uninterrupted service and support to our clients. As part of our existing business continuity protocol, we created a pandemic steering committee that meets regularly and communicates information or guidance to our employees and customers.

We have instituted travel bans and are following mandatory stay-at-home orders where applicable. A majority of our employees are working from home as a result of these mandatory stay-at-home orders. Where permissible, we have also implemented in-office work rotations. For employees working at our offices, preventative measures have been taken, including the adapting of work spaces to allow for appropriate social distancing and enhanced cleaning regimens. We have also canceled our 2020 annual Advisor Summit Conference, which was set to take place in May 2020. We continue to monitor developments related to COVID-19 and, as the situation evolves, will continue to coordinate our operations response based on existing business continuity plans and on guidance from global health organizations, relevant governments and general response pandemic best practices.

The COVID-19 pandemic has resulted in significant declines within the equity markets. This is significant to us as we provide asset-based, subscription-based and professional services on a business-to-business-to-consumer basis to financial services clients, whereby customers offer solutions based on our platform to their end users. For the three months ended March 31, 2020, approximately 55% of our revenues result from asset-based fee billing arrangements. Asset-based recurring revenues primarily consist of fees for providing customers access to our platforms. These fees are generally based upon variable percentages of assets managed or administered under our platforms. Our fee percentages vary based on the level and type of services that we provide to our customers, as well as the values of existing customer accounts. The values of our customer accounts are affected by inflows or outflows of customer funds and market fluctuations. Approximately 90% of our asset-based fee arrangements are billed at the beginning of each quarter based on the market value of customer assets on our platforms as of the end of the prior quarter.

For the three months ended March 31, 2020, approximately 42% of revenues are subscription-based. These revenues primarily consist of fees for providing customers continuous access to our platforms. These subscription-based fees generally include fixed fees or usage-based fees. These fees vary based on the services being offered. Our subscription-based fee arrangements are typically established through multi-year contracts.

Our customers are primarily banks, financial institutions, financial advisors at broker-dealers and RIAs. As a result of the structure of our revenue arrangements and our customer-types, our revenues during the three months ended March 31, 2020 were not materially impacted by COVID-19. During the three months ended March 31, 2020, we experienced no business interruptions, nor did we lose any significant customers. In March 2020, our wealth management platform saw its highest use in our history.

Our revenues are expected to be negatively impacted by COVID-19 over the remainder of fiscal 2020, primarily due to market impacts and lower than expected customer growth. Based on forecasts and other qualitative factors, we have determined that we currently have no impairments to our assets as of March 31, 2020. We have also not modified our debt agreement in connection with the COVID-19 pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  One provision of the CARES Act provides a five-year carryback of Net Operating Losses (“NOLs”) generated in tax years beginning after December 31, 2017 and before January 1, 2021. We estimate a refund of approximately $1,200 from the carryback of NOLs. The CARES Act also provides for a payment delay of employer payroll taxes, which we plan on utilizing.

Investment in Private Services Company

On January 8, 2020, we acquired a 4.25% membership interest in a private services company for cash consideration of $11,000. The private services company partners with independent network advisory firms to help them grow, become more profitable and run more efficiently. We will account for this investment under the equity method basis of accounting.

Acquisition of Private Technology Company

On February 18, 2020, through our wholly owned subsidiary Yodlee, Inc. (“Yodlee”), we acquired a private technology company (the “Private Technology Company Acquisition”). The private technology company enables the consent generation and data flow between financial information providers, such as banks and financial institutions, and financial information users, such as financial technology lenders and other financial services agencies, through a network of cloud-based interoperable interfaces or application programming interfaces. The technology and operations of the private technology company have been integrated into our Envestnet Data & Analytics segment.

In connection with the Private Technology Company Acquisition, we acquired all of the outstanding shares and paid cash consideration of $2,343, net of cash acquired, subject to certain closing and post-closing adjustments, plus up to an additional $6,750 in contingent consideration, based upon achieving certain performance targets. We recorded a liability as of the date of acquisition of approximately $5,239, which represented the estimated fair value of contingent consideration on the date of acquisition. Future changes to the estimated fair value of the contingent consideration, if any, are recognized in earnings of the Company.

We recorded estimated goodwill of $7,017, which is not deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $1,000. The tangible assets acquired and liabilities assumed were not material.

Acquisition of Private Cloud Technology Company

On March 2, 2020, we acquired certain assets of a private cloud technology company (the “Private Cloud Technology Company Acquisition”). The private cloud technology company enables enterprises to design and implement the digital transition from legacy systems and applications to a modern cloud computing platform. The technology and operations of the private cloud technology company have been integrated into our Envestnet Wealth Solutions segment.

In connection with the Private Cloud Technology Company Acquisition, we paid estimated consideration of $11,968, net of cash acquired. In connection with the acquisition, we recorded estimated goodwill of $10,932, which is deductible for income tax purposes. The tangible assets acquired and liabilities assumed were not material.

Acquisition of Private Financial Technology Design Company

On March 3, 2020, we acquired the outstanding units of a private financial technology design company that were not owned by the Company and merged the acquired company into a wholly owned subsidiary of ours (the “Private Financial Technology Design Company Acquisition”). The private financial technology design company designs integrated, intuitive digital technology applications for institutional financial services firms, bank wealth management organizations, independent advisor networks, and broker-dealers. The technology and operations of the private financial technology design company have been integrated into our Envestnet Wealth Solutions segment.

We previously owned approximately 45% of the outstanding units in this private financial technology design company, and accounted for it as an equity method investment. Based upon the estimated value of the private financial technology design company of $11,026, we paid estimated consideration of $5,946, net of cash acquired, for the remaining outstanding units. As a result of the acquisition, we recognized a gain of $4,230 on the re-measurement to fair value of its previously held interest, which is included in other expense, net in the condensed consolidated statements of operations
In connection with the Private Financial Technology Design Company Acquisition, we recorded estimated total goodwill of $9,241, of which approximately $1,800 is deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $2,000. The tangible assets acquired and liabilities assumed were not material.

Executive Leadership Appointments

On October 3, 2019, Jud Bergman, our Chairman and Chief Executive Officer, died in an automobile accident. At that time, Bill Crager, President of Envestnet and Chief Executive of Envestnet Wealth Solutions, was named our interim Chief Executive Officer, and Ross Chapin, our lead independent director, was named interim non-executive Chairman of our Board of Directors (the “Board”). On March 30, 2020, Mr. Crager was named Chief Executive Officer of Envestnet and a member of the Board and Stuart DePina, whom has served as Chief Executive of Envestnet Data & Analytics since January 2019, was named President of Envestnet. James Fox, a current member of the Board, was named Chairman and Charles Roame, a current member of the Board, was named Vice Chairman of the Board.

Early Retirement Program

In the fourth quarter of 2019, we offered a voluntary early retirement program (the “Early Retirement Program”) to employees over a certain age, who have a combined age and years of experience with the Company of at least 65 years. Employees had until January 31, 2020 to voluntarily accept the program with separation of service no later than March 31, 2020. In connection with this program, we recorded $11,966 of severance expense during the three months ended March 31, 2020. As of March 31, 2020, we have accrued approximately $10,670 in accrued compensation and related taxes and $2,336 recorded in other non-current liabilities. As of December 31, 2019, we had accrued approximately $1,733 in accrued compensation and related taxes and $599 recorded in other non-current liabilities. We anticipate approximately $12,000 of payments in 2020 with the remainder paid through 2030.

Segments

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in Part I, Item 1, “Note 16—Segment Information” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Our business segments are as follows:

•	Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•	Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet Wealth Solutions Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By March 31, 2020, Envestnet’s platform assets grew to approximately $3 trillion in 12.3 million accounts overseen by more than 103 thousand advisors.

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

•
Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include nearly 4,500 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as approximately 1,000 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2019	2019	2019	2019	2020
	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$176,144	$182,143	$188,739	$207,083	$185,065
Assets under Administration (“AUA”)	319,129	330,226	316,742	343,505	312,472
Total AUM/A	495,273	512,369	505,481	550,588	497,537
Subscription	2,546,483	2,835,780	2,947,582	3,205,281	2,875,394
Total Platform Assets	$3,041,756	$3,348,149	$3,453,063	$3,755,869	$3,372,931
Platform Accounts
AUM	874,574	907,034	934,811	935,039	970,896
AUA	1,187,589	1,196,114	1,136,430	1,193,882	1,254,856
Total AUM/A	2,062,163	2,103,148	2,071,241	2,128,921	2,225,752
Subscription	8,909,581	9,492,653	9,692,714	9,793,175	10,090,172
Total Platform Accounts	10,971,744	11,595,801	11,763,955	11,922,096	12,315,924
Advisors
AUM/A	39,035	39,727	39,735	40,563	40,971
Subscription	57,594	59,292	60,319	61,180	62,077
Total Advisors	96,629	99,019	100,054	101,743	103,048

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended March 31, 2020
	As of	Gross		Net	Market	Reclass to	As of
	12/31/2019	Sales	Redemptions	Flows	Impact	Subscription	3/31/2020
	(in millions, except account data)
AUM	$207,083	$20,986	$(11,099)	$9,887	$(31,905)	$—	$185,065
AUA	343,505	39,934	(18,878)	21,056	(50,144)	(1,945)	312,472
Total AUM/A	$550,588	$60,920	$(29,977)	$30,943	$(82,049)	$(1,945)	$497,537
Fee-Based Accounts	2,128,921			117,673		(20,842)	2,225,752

The above AUM/A gross sales figures include $20.1 billion in new client conversions. We onboarded an additional $25.0 billion in subscription conversions during the three months ended March 31, 2020 bringing total conversions for the three months ended March 31, 2020 to $45.1 billion.

Asset and account figures in the “Reclass to Subscription” columns for the three months ended March 31, 2020 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts. Periodically clients have chosen to change the way they pay for our solution, whereby they switch from an asset-based pricing model to a subscription-based model, which has increased our subscription-based metrics.
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
Over 1,300 financial institutions, financial technology innovators and financial advisory firms, including 16 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for over 26 million paid subscribers.

Envestnet Data & Analytics serves two main customer groups: financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.

•
The Financial Institutions group provides customers with secure access to open APIs, end-user facing applications powered by our platform and APIs (“FinApps”), and reports. Customers receive end user-permissioned transaction data elements that we aggregate and cleanse. Envestnet Data & Analytics also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, credit card, payments and small-medium business solutions. They are targeted at the retail financial, wealth management, small business, credit card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Yodlee Expense and Income Analysis FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 22,000 sources, including banking, investment, loan and credit card information.

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
Operational Highlights

Asset-based recurring revenues increased 24% from $108,934 in the three months ended March 31, 2019 to $134,811 in the three months ended March 31, 2020. Subscription-based recurring revenues increased 26% from $83,087 in the three months ended March 31, 2019 to $104,551 in the three months ended March 31, 2020. Total revenues, which include professional services and other revenues, increased 23% from $199,666 in the three months ended March 31, 2019 to $246,539 in the three months ended March 31, 2020. The acquisitions of PortfolioCenter and PIEtech, both of which occurred during the second quarter of 2019 (the “2019 Acquisitions”), contributed additional revenues of $16,526 in the three months ended March 31, 2020. The Envestnet Wealth Solutions segment's total revenues excluding the revenue contributed from the 2019 acquisitions, increased by $29,189 primarily due an increase in asset-based revenues of $25,877 and an increase in subscription-based revenues of $3,778. The Envestnet Data & Analytics segment's total revenues increased by $1,158 primarily due to an increase in subscription-based revenues of $2,167, partially offset by a decrease in professional services and other revenues of $1,009.

Net loss attributable to Envestnet, Inc. for the three months ended March 31, 2020 was $7,336, or $0.14 per diluted share, compared to net loss attributable to Envestnet, Inc. of $18,185, or $0.38 per diluted share, for the three months ended March 31, 2019.

Adjusted revenues for the three months ended March 31, 2020 were $246,978, compared to adjusted revenues of $199,672 in the prior year period. Adjusted net revenues were $178,386 for the three months ended March 31, 2020, compared to adjusted net revenues of $145,830 in the prior year period. Adjusted EBITDA for the three months ended March 31, 2020 was $54,578, compared to adjusted EBITDA of $34,002 in the prior year period. Adjusted net income for the three months ended March 31, 2020 was $31,202, or $0.57 per diluted share, compared to adjusted net income of $19,411, or $0.39 per diluted share in the prior year period.

Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended
	March 31,		Percent
	2020	2019	Change
	(in thousands)
Revenues:
Asset-based	$134,811	$108,934	24%
Subscription-based	104,551	83,087	26%
Total recurring revenues	239,362	192,021	25%
Professional services and other revenues	7,177	7,645	(6)%
Total revenues	246,539	199,666	23%
Operating expenses:
Cost of revenues	74,933	61,645	22%
Compensation and benefits	110,430	86,717	27%
General and administration	41,110	40,524	1%
Depreciation and amortization	27,683	19,517	42%
Total operating expenses	254,156	208,403	22%
Loss from operations	(7,617)	(8,737)	(13)%
Other expense, net	(1,537)	(5,763)	(73)%
Loss before income tax provision (benefit)	(9,154)	(14,500)	(37)%
Income tax provision (benefit)	(1,964)	3,768	(152)%
Net Loss	(7,190)	(18,268)	(61)%
Add: Net (income) loss attributable to non-controlling interest	(146)	83	*
Net Loss attributable to Envestnet, Inc.	$(7,336)	$(18,185)	(60)%
*Not meaningful.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Asset-based recurring revenues

Asset-based recurring revenues increased 24% from $108,934 in the three months ended March 31, 2019 to $134,811 in the three months ended March 31, 2020. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to an upturn in the equity markets during the fourth quarter of 2019 as compared to the prior year period. The increase also includes the impact of new account growth and positive net flows of AUM/A in the first quarter of 2020.

Excluding $16,526 of total revenue from the 2019 Acquisitions, asset-based recurring revenues increased from 55% of total revenue in the three months ended March 31, 2019 to 59% of total revenue in the three months ended March 31, 2020.

     The number of financial advisors with asset-based recurring revenue on our technology platforms increased from 39,035 as of March 31, 2019 to 40,971 as of March 31, 2020 and the number of AUM/A client accounts increased from approximately 2,100,000 as of March 31, 2019 to approximately 2,200,000 as of March 31, 2020.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 26% from $83,087 in the three months ended March 31, 2019 to $104,551 in the three months ended March 31, 2020. This increase was primarily due to an increase of $19,297 in the Envestnet Wealth Solutions segment and an increase of $2,167 in the Envestnet Data & Analytics segment.

The increase in the Envestnet Wealth Solutions segment was primarily due to the 2019 Acquisitions, which contributed revenues of $15,519 to subscription-based recurring revenues in the three months ended March 31, 2020. The remaining increase of $3,778 within the Envestnet Wealth Solutions segment is a result of continuing to add clients and selling additional services to existing clients.

The increase in Envestnet Data & Analytics revenue is primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 6% from $7,645 in the three months ended March 31, 2019 to $7,177 in the three months ended March 31, 2020. The decrease was primarily due to a decrease in revenues from existing customers.

Cost of revenues

Cost of revenues increased 22% from $61,645 in the three months ended March 31, 2019 to $74,933 in the three months ended March 31, 2020. The increase was primarily due to an increase in asset-based cost of revenues of $14,750, partially offset by a decrease in subscription-based cost of revenues of $1,400. The 2019 Acquisitions had an immaterial impact to cost of revenues in the three months ended March 31, 2020. As a percentage of total revenues, cost of revenues decreased from 31% in the three months ended March 31, 2019 to 30% in three months ended March 31, 2020.

Compensation and benefits

Compensation and benefits increased 27% from $86,717 in the three months ended March 31, 2019 to $110,430 in the three months ended March 31, 2020. The increase was primarily due to increases in severance expense of $11,502, salaries, benefits and related payroll taxes of $4,792, incentive compensation of $3,575 and non-cash compensation expense of $3,167. The increase in severance expense is primarily related to the Early Retirement Program in the three months ended March 31, 2020. The 2019 Acquisitions contributed compensation and benefit expenses of $8,630 to total compensation and benefits expense in the three months ended March 31, 2020. As a percentage of total revenues, compensation and benefits increased from 43% in the three months ended March 31, 2019 to 45% in the three months ended March 31, 2020.

General and administration

General and administration expenses increased 1% from $40,524 in the three months ended March 31, 2019 to $41,110 in the three months ended March 31, 2020. The increase was primarily due to increases in trade errors expense of $1,585, permits, licenses & fees of $650, professional and legal fees of $627, systems development costs of $582, bad debt expense of $575 and other increases primarily related to the cancellation of our 2020 Advisor Summit, partially offset by a decrease in transaction related expenses of $4,760. The 2019 Acquisitions contributed general and administration expenses of $1,660 to general and administrative expense in the three months ended March 31, 2020. As a percentage of total revenues, general and administration expenses decreased from 20% in the three months ended March 31, 2019 to 17% in the three months ended March 31, 2020. This decrease is primarily a result of the decrease in transaction related expenses partially offset by the increase in trade errors expense.

     Depreciation and amortization

Depreciation and amortization expense increased 42% from $19,517 in the three months ended March 31, 2019 to $27,683 in the three months ended March 31, 2020. The increase was primarily due to an increase in intangible asset amortization expense of $6,230, the direct result of amortizing additional intangible assets related to our 2019 Acquisitions, an increase in internally developed software amortization expense of $985 and an increase in property and equipment depreciation expense of $951. As a percentage of total revenues, depreciation and amortization expense increased from 10% in the three months ended March 31, 2019 to 11% in the three months ended March 31, 2020.

Other expense, net

Other expense, net decreased 73% from $5,763 in the three months ended March 31, 2019 to $1,537 in the three months ended March 31, 2020. The decrease was primarily due to a gain of $4,230 recognized in the three months ended March 31, 2020 on the remeasurement of our previously held interest in the private financial technology design company combined with a gain of $2,524 recorded in the three months ended March 31, 2020 as a result of a fair value adjustment upon settlement of our former Chief Executive Officer's stock options, partially offset by increased losses recorded for our equity method investees in the three months ended March 31, 2020 as compared to the comparable prior year period.

Income tax provision (benefit)

	Three Months Ended
	March 31,
	2020	2019
Loss before income tax benefit	$(9,154)	$(14,500)
Income tax benefit	(1,964)	3,768
Effective tax rate	21.5%	(26.0)%

For the three months ended March 31, 2020, our effective tax rate differed from the statutory rate primarily due to increases in the valuation allowance we had placed on a portion of US deferred tax assets, the windfall from shared based compensation and the CARES Act net operating loss (“NOL”) carryback.

For the three months ended March 31, 2019, our effective tax rate differed from the statutory rate primarily due to the impact of the Base Erosion Anti-Abuse Tax (“BEAT”) and increases in the valuation allowance we had placed on all US deferred tax assets with the exception of indefinite-lived intangibles.

Segment Results

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 16—Segment Information” to the condensed consolidated financial statements.

The following table reconciles income (loss) from operations by segment to consolidated net loss attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2020	2019
Envestnet Wealth Solutions	$11,340	$16,844
Envestnet Data & Analytics	(4,585)	(7,928)
Nonsegment operating expenses	(14,372)	(17,653)
Loss from operations	(7,617)	(8,737)
Other expense, net	(1,537)	(5,763)
Consolidated loss before income tax provision (benefit)	(9,154)	(14,500)
Income tax provision (benefit)	(1,964)	3,768
Consolidated net loss	(7,190)	(18,268)
Add: Net (income) loss attributable to non-controlling interest	(146)	83
Consolidated net loss attributable to Envestnet, Inc.	$(7,336)	$(18,185)

Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Three Months Ended
	March 31,		Percent
	2020	2019	Change
	(in thousands)
Revenues:
Asset-based	$134,811	$108,934	24%
Subscription-based	60,323	41,026	47%
Total recurring revenues	195,134	149,960	30%
Professional services and other revenues	3,286	2,745	20%
Total revenues	198,420	152,705	30%
Operating expenses:
Cost of revenues	69,792	55,855	25%
Compensation and benefits	72,588	48,555	49%
General and administration	25,280	20,184	25%
Depreciation and amortization	19,420	11,267	72%
Total operating expenses	187,080	135,861	38%
Income from operations	$11,340	$16,844	(33)%

Three months ended March 31, 2020 compared to three months ended March 31, 2019 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 24% from $108,934 in the three months ended March 31, 2019 to $134,811 in the three months ended March 31, 2020. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, resulting from an upturn in the equity markets during the fourth quarter of 2019 as compared to the prior year period.

Excluding $16,526 of total revenue from the 2019 Acquisitions, asset-based recurring revenue increased from 71% of total revenue in the three months ended March 31, 2019 to 74% of total revenue in the three months ended March 31, 2020.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from 39,035 as of March 31, 2019 to 40,971 as of March 31, 2020 and the number of AUM/A client accounts increased from approximately 2,100,000 as of March 31, 2019 to approximately 2,200,000 as of March 31, 2020.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 47% from $41,026 in the three months ended March 31, 2019 to $60,323 in the three months ended March 31, 2020.

The 2019 Acquisitions contributed revenues of $15,519 to subscription-based recurring revenues in the three months ended March 31, 2020. The remaining increase of $3,778 is a result of continuing to add clients and selling additional services to existing clients.

Professional services and other revenues

Professional services and other revenues increased 20% from $2,745 in the three months ended March 31, 2019 to $3,286 in the three months ended March 31, 2020. The increase was primarily due an increase of $1,007 contributed from the 2019 Acquisitions offset by a decrease in revenues from existing customers.

Cost of revenues

Cost of revenues increased 25% from $55,855 in the three months ended March 31, 2019 to $69,792 in the three months ended March 31, 2020, primarily as a result of an increase in asset-based cost of revenues. The 2019 Acquisitions had an immaterial impact to cost of revenues in the three months ended March 31, 2020. As a percentage of total revenues, cost of revenues decreased from 37% in the three months ended March 31, 2019 to 35% in the three months ended March 31, 2020.

Compensation and benefits

Compensation and benefits increased 49% from $48,555 in the three months ended March 31, 2019 to $72,588 in the three months ended March 31, 2020. The increase is primarily due to increases in severance expense of $10,652, salaries, benefits and related payroll taxes of $6,226, non-cash compensation expense of $4,036 and incentive compensation of $2,641. The increase in severance expense is primarily related to the Early Retirement Program in the three months ended March 31, 2020. The 2019 Acquisitions contributed compensation and benefit expenses of $8,630 to total compensation and benefits expense in the three months ended March 31, 2020. As a percentage of total revenues, compensation and benefits increased from 32% in the three months ended March 31, 2019 to 37% in the three months ended March 31, 2020, primarily related to the increase in severance expense related to the Early Retirement Program.

General and administration

General and administration expenses increased 25% from $20,184 in the three months ended March 31, 2019 to $25,280 in the three months ended March 31, 2020. The increase was primarily due to increases in trade errors expense of $1,540, systems development costs of $793, occupancy costs of $494, insurance and bank charges of $453, bad debt expense of $368 and other miscellaneous increases, partially offset by a decrease in marketing expense of $281. The 2019 Acquisitions contributed general and administration expenses of $1,660 to general and administrative expense in the three months ended March 31, 2020. As a percentage of total revenues, general and administration expenses remained consistent at 13% in the three months ended March 31, 2019 and 2020.

Depreciation and amortization

Depreciation and amortization expense increased 72% from $11,267 in the three months ended March 31, 2019 to $19,420 in the three months ended March 31, 2020. The increase was primarily due to an increase in intangible asset amortization expense of $6,428, the direct result of amortizing additional intangible assets related to our 2019 Acquisitions, an increase in internally developed software amortization expense of $908 and an increase in property and equipment depreciation expense of $816. As a percentage of revenues, depreciation and amortization expense increased from 7% in the three months ended March 31, 2019 to 10% in the three months ended March 31, 2020. The increase in depreciation and amortization as a percentage of total revenues is primarily due to amortization related to finite-lived intangibles acquired from the 2019 Acquisitions.

Envestnet Data & Analytics

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Three Months Ended
	March 31,		Percent
	2020	2019	Change
	(in thousands)
Revenues:
Subscription-based	$44,228	$42,061	5%
Professional services and other revenues	3,891	4,900	(21)%
Total revenues	48,119	46,961	2%
Operating expenses:
Cost of revenues	5,141	5,790	(11)%
Compensation and benefits	30,113	31,364	(4)%
General and administration	9,187	9,485	(3)%
Depreciation and amortization	8,263	8,250	—%
Total operating expenses	52,704	54,889	(4)%
Loss from operations	$(4,585)	$(7,928)	(42)%

Three months ended March 31, 2020 compared to three months ended March 31, 2019 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 5% from $42,061 in the three months ended March 31, 2019 to $44,228 in the three months ended March 31, 2020, primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 21% from $4,900 in the three months ended March 31, 2019 to $3,891 in the three months ended March 31, 2020 due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues decreased 11% from $5,790 in the three months ended March 31, 2019 to $5,141 in the three months ended March 31, 2020, primarily due to a decrease in third party vendor expense. As a percentage of total revenues, cost of revenues decreased from 12% in the three months ended March 31, 2019 to 11% in the three months ended March 31, 2020.

Compensation and benefits

Compensation and benefits decreased 4% from $31,364 in the three months ended March 31, 2019 to $30,113 in the three months ended March 31, 2020, primarily due to decreases in salaries, benefits, incentive compensation and related payroll taxes of $2,570 and severance expense of $387, partially offset by an increase in incentive compensation of $1,382. The decrease in severance expense is primarily due to severance paid to a former executive of the company in the three months ended March 31, 2019, partially offset by severance associated with the Early Retirement Program in the three months ended March 31, 2020. As a percentage of total revenues, compensation and benefits decreased from 67% in the three months ended March 31, 2019 to 63% in the three months ended March 31, 2020. The decrease in compensation and benefits as a percentage of total revenues is primarily driven by lower headcount as of March 31, 2020 compared to March 31, 2019.

General and administration

General and administration expenses decreased 3% from $9,485 in the three months ended March 31, 2019 to $9,187 in the three months ended March 31, 2020, primarily due to decreases in travel and entertainment expense of $337, transaction related expenses of $149, occupancy expenses of $154 and marketing expense of $149, offset by expenses incurred for legal and regulatory matters of $703 (see “Part I, Note 18—Commitments and Contingencies”). As a percentage of total revenues, general and administration expenses decreased from 20% to 19% for the three months ended March 31, 2019 and 2020.

Depreciation and amortization

Depreciation and amortization expense increased from $8,250 in the three months ended March 31, 2019 to $8,263 in the three months ended March 31, 2020. As a percentage of total revenues, depreciation and amortization expense decreased from 18% in the three months ended March 31, 2019 to 17% in the three months ended March 31, 2020.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended
	March 31,		Percent
	2020	2019	Change
	(in thousands)
Operating expenses:
Compensation and benefits	$7,729	$6,798	14%
General and administration	6,643	10,855	(39)%
Nonsegment operating expenses	$14,372	$17,653	(19)%

Three months ended March 31, 2020 compared to three months ended March 31, 2019 for Nonsegment

Compensation and benefits

Compensation and benefits increased 14% from $6,798 in the three months ended March 31, 2019 to $7,729 in the three months ended March 31, 2020, primarily due to increases in severance expense of $1,237 and salaries, benefits and related payroll taxes of $1,136, partially offset by decreases in non-cash compensation expense of $919 and incentive compensation of $447. The increase in severance expense is primarily related to the Early Retirement Program in the three months ended March 31, 2020.

General and administration

General and administration expenses decreased 39% from $10,855 in the three months ended March 31, 2019 to $6,643 in the three months ended March 31, 2020, primarily due to a decrease in transaction related expenses of $4,692, partially offset by increases in permits, licenses and fees of $548 and professional and legal fees of $482.

Non-GAAP Financial Measures

In addition to reporting results according to U.S. generally accepted accounting principles (“GAAP”), we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues,” “adjusted net revenues,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per share.”

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

“Adjusted EBITDA” represents net loss before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration and purchase liability, income tax provision (benefit), depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, severance, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, gain on acquisition of equity method investment, loss allocation from equity method investments and (income) loss attributable to non‑controlling interest.

“Adjusted net income” represents net loss before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non‑cash interest expense, non‑cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, gain on acquisition of equity method investment, loss allocation from equity method investments and (income) loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

“Adjusted net income per share” represents adjusted net income attributable to common stockholders divided by the diluted number of weighted‑average shares outstanding.

Our Board and management use these non-GAAP financial measures:

•	As measures of operating performance;

•	For planning purposes, including the preparation of annual budgets;

•	To allocate resources to enhance the financial performance of our business;

•	To evaluate the effectiveness of our business strategies; and

•	In communications with our Board concerning our financial performance.

Our Compensation Committee, our Board and our management may also consider adjusted EBITDA, among other factors, when determining management’s incentive compensation.

We also present adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted net revenues provide comparisons from period to period by excluding the effects of asset-based costs of revenue. While the amounts included in the calculation of adjusted net revenues are disclosed in our condensed consolidated financial statements and footnotes, management believes providing more transparency into this metric is beneficial to investors who wish to evaluate our performance in this fashion. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision (benefit), non-income tax expense, restructuring charges and transaction costs, accretion on contingent consideration and purchase liability, severance, litigation and regulatory related expenses, pre-tax loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•
Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we made net tax payments of $814 and $4,998 for the three months ended March 31, 2020 and 2019, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•
Other companies in our industry may calculate adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues and adjusted net revenues based on our historical results:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Total revenues	$246,539	$199,666
Deferred revenue fair value adjustment	439	6
Adjusted revenues	246,978	199,672
Less: Asset-based cost of revenues	(68,592)	(53,842)
Adjusted net revenues	$178,386	$145,830

The following table sets forth a reconciliation of net loss to adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net loss	$(7,190)	$(18,268)
Add (deduct):
Deferred revenue fair value adjustment	439	6
Interest income	(391)	(1,510)
Interest expense	7,134	7,096
Accretion on contingent consideration and purchase liability	599	240
Income tax provision (benefit)	(1,964)	3,768
Depreciation and amortization	27,683	19,517
Non-cash compensation expense	13,470	12,864
Restructuring charges and transaction costs	2,820	7,366
Severance	13,982	2,480
Litigation and regulatory related expenses	703	—
Foreign currency	(494)	(1)
Non-income tax expense adjustment	188	210
Gain on acquisition of equity method investment	(4,230)	—
Loss allocation from equity method investments	2,030	203
(Income) loss attributable to non-controlling interest	(201)	31
Adjusted EBITDA	$54,578	$34,002

The following table sets forth the reconciliation of net loss to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net loss	$(7,190)	$(18,268)
Income tax provision (benefit) (1)	(1,964)	3,768
Loss before income tax provision (benefit)	(9,154)	(14,500)
Add (deduct):
Deferred revenue fair value adjustment	439	6
Accretion on contingent consideration and purchase liability	599	240
Non-cash interest expense	2,962	4,616
Non-cash compensation expense	13,470	12,864
Restructuring charges and transaction costs	2,820	7,366
Severance	13,982	2,480
Amortization of acquired intangibles	18,758	12,528
Litigation and regulatory related expenses	703	—
Foreign currency	(494)	(1)
Non-income tax expense adjustment	188	210
Gain on acquisition of equity method investment	(4,230)	—
Loss allocation from equity method investments	2,030	203
(Income) Loss attributable to non-controlling interest	(201)	31
Adjusted net income before income tax effect	41,872	26,043
Income tax effect (2)	(10,670)	(6,632)
Adjusted net income	$31,202	$19,411

Basic number of weighted-average shares outstanding	53,016,511	48,237,265
Effect of dilutive shares:
Options to purchase common stock	664,796	1,198,197
Unvested restricted stock units	600,567	656,798
Convertible notes	235,182	—
Warrants	42,551	—
Diluted number of weighted-average shares outstanding	54,559,607	50,092,260
Adjusted net income per share - diluted	$0.57	$0.39

(1)	For the three months ended March 31, 2020 and 2019, the effective tax rate computed in accordance with GAAP equaled 21.5% and (26.0)%, respectively.

(2)	An estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for the three months ended March 31, 2020 and 2019.

Note on Income Taxes: As of December 31, 2019 we had NOL carryforwards of approximately $258,000 and $208,000 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$198,420	$48,119	$—	$246,539
Deferred revenue fair value adjustment	439	—	—	439
Adjusted revenues	198,859	48,119	—	246,978
Less: Asset-based cost of revenues	(68,592)	—	—	(68,592)
Adjusted net revenues	$130,267	$48,119	$—	$178,386

Income (loss) from operations	$11,340	$(4,585)	$(14,372)	$(7,617)
Add:
Deferred revenue fair value adjustment	439	—	—	439
Accretion on contingent consideration and purchase liability	373	226	—	599
Depreciation and amortization	19,420	8,263	—	27,683
Non-cash compensation expense	9,697	4,226	2,071	15,994
Restructuring charges and transaction costs	1,189	185	1,446	2,820
Non-income tax expense adjustment	250	(62)	—	188
Severance	11,002	1,660	1,320	13,982
Litigation and regulatory related expenses	—	703	—	703
Income attributable to non-controlling interest	(201)	—	—	(201)
Other	(12)	—	—	(12)
Adjusted EBITDA	$53,497	$10,616	$(9,535)	$54,578

	Three Months Ended March 31, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$152,705	$46,961	$—	$199,666
Deferred revenue fair value adjustment	6	—	—	6
Adjusted revenues	152,711	46,961	—	199,672
Less: Asset-based cost of revenues	(53,842)	—	—	(53,842)
Adjusted net revenues	$98,869	$46,961	$—	$145,830

Income (loss) from operations	$16,844	$(7,928)	$(17,653)	$(8,737)
Add:
Deferred revenue fair value adjustment	6	—	—	6
Accretion on contingent consideration and purchase liability	240	—	—	240
Depreciation and amortization	11,267	8,250	—	19,517
Non-cash compensation expense	5,677	4,188	2,999	12,864
Restructuring charges and transaction costs	262	965	6,139	7,366
Non-income tax expense adjustment	200	10	—	210
Severance	350	2,048	82	2,480
Loss attributable to non-controlling interest	31	—	—	31
Other	22	1	2	25
Adjusted EBITDA	$34,899	$7,534	$(8,431)	$34,002

Liquidity and Capital Resources

As of March 31, 2020, we had total cash and cash equivalents of $68,601 compared to $82,505 as of December 31, 2019. We plan to use existing cash, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

As of March 31, 2020, we had $210,000 available to borrow under our revolving credit facility, subject to covenant compliance.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$8,988	$(12,575)
Net cash used in investing activities	(45,689)	(24,493)
Net cash provided by (used in) financing activities	24,211	(6,654)
Effect of exchange rate on changes on cash	(1,496)	112
Net decrease in cash, cash equivalents and restricted cash	(13,986)	(43,610)
Cash, cash equivalents and restricted cash, end of period	68,769	246,061

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $8,988 compared to net cash used in operating activities of $12,575 for the same period in 2019. The increase was primarily due to a decrease in net losses from $18,268 for the three months ended March 31, 2019 to a net loss of $7,190 in the three months ended March 31, 2020. An increase period over period for noncash addbacks for depreciation and amortization expense of $8,166 were partially offset by a non-cash gain of $4,230. Also contributing to the increase in net cash provided by operating activities is an increase in the change in operating assets and liabilities of $4,840, which is primarily timing related.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $45,689 compared to net cash used in investing activities of $24,493 for the same period in 2019. The change was primarily a result of an increase in cash disbursements for business acquisitions of $9,196. We also used $11,000 to acquire a 4.25% interest in a privately held company.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $24,211 compared to net cash used in financing activities of $6,654 for the same period in 2019. The change was primarily the result of increased borrowings on our revolving credit facility of $45,000, partially offset by an increase in payments on our revolving credit facility of $15,000.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements in our 2019 Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2019 Form 10-K include, but are not limited to, the discussion of estimates used for recognition of revenues, the determination of the period of benefit for deferred sales incentive commissions, purchase accounting, impairment of goodwill and acquired intangible assets and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported.

Commitments and Off-Balance Sheet Arrangements

Purchase Obligations and Indemnifications

See “Part I, Note 18—Commitments and Contingencies, Legal Proceedings” for purchase obligations and indemnifications details.

Legal Proceedings

See “Part I, Note 18—Commitments and Contingencies, Legal Proceedings” for legal proceedings details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the three months ended March 31, 2020, 55% of our revenues were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net loss to increase. If there are continued financial market declines for COVID-19 or any other matter, our asset-based revenues may negatively be impacted in future periods.

Foreign Currency Risk

A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the three months ended March 31, 2020, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of approximately $519 to pre‑tax earnings.

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three months ended March 31, 2020, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $1,451 to pre‑tax earnings, respectively, and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $1,187 to pre‑tax earnings.

Interest Rate Risk

We are subject to market risk from changes in interest rates. We have a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50% and 3.25%. As LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended Credit Agreement. Interest charged on the revolving credit facility for the first quarter of 2020 was approximately 3.6%. As of March 31, 2020, there was $290,000 of revolving credit amounts outstanding under the Amended Credit Agreement. We incurred interest expense of $2,671 for the three months ended March 31, 2020, related to the Amended Credit Agreement. A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense by approximately $497 on an annual basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Note 18—Commitments and Contingencies - Legal Proceedings is incorporated herein by reference.

Item 1A. Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our 2019 Form 10-K when making investment decisions regarding our securities. Other than as provided below, the risk factors that were disclosed in our 2019 Form 10-K have not materially changed since the date our 2019 Form 10-K was filed.

The COVID-19 pandemic has caused, and is causing, significant harm to the global economy and may adversely affect our business, including our operations and financial condition, and may cause our assets under management or administration, revenue and earnings to decline.
On March 11, 2020, the World Health Organization declared Coronavirus Disease 2019 (“COVID-199”) a pandemic disease. The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures are, among other things, severely restricting global economic activity, which is disrupting supply chains, lowering asset and equity market valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruption in the financial markets.
In response to COVID-19 concerns, the Company has instituted a travel ban for all of its domestic and international employees and is following mandatory stay-at-home orders where applicable. A majority of the Company's employees are working from home as a result of these mandatory stay-at-home orders. Remote work-from-home restrictions makes us more dependent on certain technologies that allow us to operate our business remotely and collaborate without face-to-face meetings both internally and with our customers. To the extent we experience a technological disruption in our work-from-home capabilities, we would anticipate a negative impact on our business operations. Further, to the extent supply chains are disrupted, it may become more difficult to provide necessary technology to our employees working from remote locations.

For the three months ended March 31, 2020, approximately 55% of the Company's revenues result from asset-based fee billing arrangements. These fees are generally based upon variable percentages of assets managed or administered under the Company's platforms. Approximately 90% of the Company's asset-based fee arrangements are billed at the beginning of each quarter based on the market value of customer assets on its platforms as of the end of the prior quarter. While we experienced minimal impact on our asset-based revenues in the first quarter of 2020, we expect the impact of the pandemic to be more significant in the second quarter of 2020 as a result of declines within the equity markets. Should current economic conditions persist or deteriorate, there may be an ongoing adverse effect on our business, including our results of operations and financial condition, as a result of, among other things:

•	adverse equity market conditions, volatility in the financial markets and unforeseen investment trends resulting in a reduction in our asset-based fees;

•	a decline in new client conversions as a result of extended sales cycles and longer implementation periods as clients work remotely;

•	the negative impact of the pandemic on our clients and key vendors, market participants and other third-parties with whom we do business;

•	the disruption to our workforce due to illness and health concerns, potential limitations on our remote work environment, and government-imposed restrictions, laws and regulations.
The extent to which COVID-19, and the related global economic crisis, affect our business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on our products, clients, employees and vendors. If we are not able to respond to and manage the impact of such events effectively, our business, results of operations and financial condition may be materially and adversely affected.
The COVID-19 pandemic, and the related global economic crisis, could also precipitate or aggravate the other risk factors discussed in our Annual Report on Form 10-K, which could materially and adversely affect our business, results of operations and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks. For additional discussion of the impacts of the COVID-19 pandemic, which could be materially adverse to our operations and financial results, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, Uncertainties Related to COVID-19” section in Item 2 of Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

There were no purchases of equity securities made under our share repurchase program in the three months ended March 31, 2020. As of March 31, 2020, 1,956,390 of shares could still be purchased under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

See the exhibit index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________________

* The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (iii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (iv) the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2020 and 2019; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2020 and 2019; (vi) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2020.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer