Form 10-Q
period 2020-06-30
ENVESTNET, INC.
filed 2020-08-10
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-34835

Envestnet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1409613
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

35 East Wacker Drive, Suite 2400, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(312) 827-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, par value $0.005 per share	ENV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of July 31, 2020, Envestnet, Inc. had 53,772,483 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$92,244	$82,505
Fees receivable, net	74,871	67,815
Prepaid expenses and other current assets	38,665	32,183
Total current assets	205,780	182,503

Property and equipment, net	49,752	53,756
Internally developed software, net	78,024	60,263
Intangible assets, net	471,091	505,589
Goodwill	906,499	879,850
Operating lease right-of-use assets, net	73,537	82,796
Other non-current assets	46,722	37,127
Total assets	$1,831,405	$1,801,884

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$134,763	$137,944
Accounts payable	16,132	17,277
Operating lease liabilities	13,926	13,816
Contingent consideration	1,603	—
Deferred revenue	42,861	34,753
Total current liabilities	209,285	203,790

Convertible Notes due 2023	311,031	305,513
Revolving credit facility	275,000	260,000
Contingent consideration	11,422	9,045
Deferred revenue	5,231	5,754
Non-current operating lease liabilities	81,600	88,365
Deferred tax liabilities, net	27,106	29,481
Other non-current liabilities	36,993	32,360
Total liabilities	957,668	934,308

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 67,396,243 and 66,320,706 shares issued as of June 30, 2020 and December 31, 2019, respectively; 53,743,382 and 52,841,706 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	337	331
Additional paid-in capital	1,071,502	1,037,141
Accumulated deficit	(89,065)	(75,664)
Treasury stock at cost, 13,652,861 and 13,479,000 shares as of June 30, 2020 and December 31, 2019, respectively	(103,781)	(90,965)
Accumulated other comprehensive loss	(3,198)	(1,749)
Total stockholders’ equity	875,795	869,094
Non-controlling interest	(2,058)	(1,518)
Total equity	873,737	867,576
Total liabilities and equity	$1,831,405	$1,801,884

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Asset-based	$122,246	$120,070	$257,057	$229,004
Subscription-based	104,979	92,258	209,530	175,345
Total recurring revenues	227,225	212,328	466,587	404,349
Professional services and other revenues	8,088	12,117	15,265	19,762
Total revenues	235,313	224,445	481,852	424,111

Operating expenses:
Cost of revenues	68,849	72,080	143,782	133,725
Compensation and benefits	95,565	103,286	205,995	190,003
General and administration	38,448	42,421	79,558	82,945
Depreciation and amortization	28,443	26,915	56,126	46,432
Total operating expenses	231,305	244,702	485,461	453,105

Income (loss) from operations	4,008	(20,257)	(3,609)	(28,994)
Other expense, net	(8,173)	(7,512)	(9,710)	(13,275)
Loss before income tax provision (benefit)	(4,165)	(27,769)	(13,319)	(42,269)

Income tax provision (benefit)	1,306	(28,382)	(658)	(24,614)

Net income (loss)	(5,471)	613	(12,661)	(17,655)
Add: Net loss attributable to non-controlling interest	547	280	401	363
Net income (loss) attributable to Envestnet, Inc.	$(4,924)	$893	$(12,260)	$(17,292)

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.09)	$0.02	$(0.23)	$(0.35)
Diluted	$(0.09)	$0.02	$(0.23)	$(0.35)

Weighted average common shares outstanding:
Basic	53,562,850	50,870,296	53,288,741	49,526,774
Diluted	53,562,850	52,982,688	53,288,741	49,526,774

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Envestnet, Inc.	$(4,924)	$893	$(12,260)	$(17,292)
Foreign currency translation gains (losses), net of taxes	1,575	112	(1,449)	334
Comprehensive income (loss) attributable to Envestnet, Inc.	$(3,349)	$1,005	$(13,709)	$(16,958)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2019	66,320,706	$331	(13,479,000)	$(90,965)	$1,037,141	$(1,749)	$(75,664)	$(1,518)	$867,576
Adoption of ASC 326	—	—	—	—	—	—	(1,141)	—	$(1,141)
Exercise of stock options	357,974	2	—	—	3,406	—	—	—	3,408
Issuance of common stock - vesting of restricted stock units	398,881	2	—	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	13,765	—	—	—	13,765
Purchase of treasury stock for stock-based tax withholdings	—	—	(130,164)	(9,199)	—	—	—	—	(9,199)
Foreign currency translation gain (loss)	—	—	—	—	—	(3,024)	—	—	(3,024)
Net income (loss)	—	—	—	—	—	—	(7,336)	146	(7,190)
Balance, March 31, 2020	67,077,561	$335	(13,609,164)	$(100,164)	$1,054,312	$(4,773)	$(84,141)	$(1,372)	$864,197
Exercise of stock options	184,475	1	—	—	3,274	—	—	—	3,275
Issuance of common stock - vesting of restricted stock units	134,207	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	13,006	—	—	—	13,006
Purchase of treasury stock for stock-based tax withholdings	—	—	(43,697)	(3,617)	—	—	—	—	(3,617)
Transfer of non-controlling units	—	—	—	—	910	—	—	(139)	771
Foreign currency translation gain (loss)	—	—	—	—	—	1,575	—	—	1,575
Net income (loss)	—	—	—	—	—	—	(4,924)	(547)	(5,471)
Balance, June 30, 2020	67,396,243	$337	(13,652,861)	$(103,781)	$1,071,502	$(3,198)	$(89,065)	$(2,058)	$873,737

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
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

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(12,661)	$(17,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,126	46,432
Provision for doubtful accounts	1,515	713
Deferred income taxes	(1,598)	(28,991)
Non-cash compensation expense	29,869	27,852
Non-cash interest expense	5,907	9,896
Accretion on contingent consideration and purchase liability	910	742
Payments of contingent consideration	—	(578)
Fair market value adjustment to contingent consideration liability	(1,982)	—
Gain on acquisition of equity method investment	(4,230)	—
Loss allocation from equity method investments	3,286	550
Impairment of right of use assets	1,426	—
Other	556	—
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	(8,560)	(536)
Prepaid expenses and other current assets	(7,756)	(15,507)
Other non-current assets	(353)	(3,241)
Accrued expenses and other liabilities	(4,484)	(19,060)
Accounts payable	(2,130)	(4,768)
Deferred revenue	7,236	3,940
Other non-current liabilities	1,946	2,602
Net cash provided by operating activities	65,023	2,391

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,329)	(8,815)
Capitalization of internally developed software	(25,703)	(15,583)
Investments in private companies	(12,625)	(2,000)
Acquisitions of businesses, net of cash acquired	(20,257)	(321,571)
Net cash used in investing activities	(62,914)	(347,969)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	45,000	175,000
Payments on revolving credit facility	(30,000)	(30,000)
Payments of contingent consideration	—	(171)
Proceeds from exercise of stock options	6,683	4,914
Purchase of treasury stock for stock-based tax withholdings	(12,816)	(15,962)
Issuance of restricted stock units	3	3
Net cash provided by financing activities	8,870	133,784

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,342)	166

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,637	(211,628)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	82,755	289,671

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$92,392	$78,043
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$2,136	$6,121
Supplemental disclosure of cash flow information - cash paid during the period for interest	7,861	5,952
Supplemental disclosure of non-cash operating, investing and financing activities:

Common stock issued in acquisition of business	—	222,484
Contingent consideration issued in acquisition of businesses	5,239	15,880
Purchase liabilities included in other non-current liabilities	—	5,468
Purchase liabilities included in accrued expenses and other liabilities	632	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,139	1,567
Membership interest liabilities included in other non-current liabilities	3,098	1,480
Common stock issued to settle purchase liability	—	772
Leasehold improvements funded by lease incentive	1,710	648
Transfer of non-controlling units	771	—

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

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 15—Segment Information” to the condensed consolidated financial statements.

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2019 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2020 and the results of operations, equity, comprehensive loss and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	June 30,	June 30,
	2020	2019
Cash and cash equivalents	$92,244	$77,717
Restricted cash included in prepaid expenses and other current assets	—	158
Restricted cash included in other non-current assets	148	168
Total cash, cash equivalents and restricted cash	$92,392	$78,043

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Financial Impacts Related To COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the overall financial effect of the pandemic at this time, if the pandemic continues, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. As of June 30, 2020, these condensed consolidated financial statements do not reflect any adjustments as a result of the pandemic.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326).” This update significantly changes the way that entities will be required to measure credit losses. This standard requires that entities estimate credit losses based upon an “expected credit loss” approach rather than the “incurred loss” approach, which is currently used. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable forecasts of collectability. The change in approach is anticipated to impact the timing of recognition of credit losses. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. These changes became effective for the Company's fiscal year beginning January 1, 2020. The Company recognized the cumulative effect of the initial application of ASU 2016-13 as an adjustment of $1,141, net of tax, to the opening balance of accumulated deficit. The Company does not expect the adoption of ASU 2016-13 to have a material impact to the results of its operations on an ongoing basis.
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

The private services company is and remains a client of the Company and has thus been determined to be a related party. Revenues from the private services company totaled $2,384 and $5,073 in the three and six months ended June 30, 2020. As of June 30, 2020, the Company had recorded a net receivable of $1,468 from the private services company.

Acquisition of Private Technology Company

On February 18, 2020, the Company, through it's wholly owned subsidiary Yodlee, Inc. (“Yodlee”), acquired a private technology company (the “Private Technology Company Acquisition”). The private technology company enables the consent generation and data flow between financial information providers, such as banks and financial institutions, and financial information users, such as financial technology lenders and other financial services agencies, through a network of cloud-based interoperable interfaces or application programming interfaces. The technology and operations of the private technology company have been integrated into the Envestnet Data & Analytics segment.

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

In June 2020, the Company determined that certain performance targets for this acquisition would not be met. As a result, the Company reduced the contingent consideration liability plus accrued interest associated with this acquisition by $1,982 and recorded this as a reduction to general and administration expenses. Future changes to the estimated fair value of the contingent consideration, if any, will be recognized in earnings of the Company.

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

Acquisition of Private Financial Technology Design Company

On March 3, 2020, the Company acquired the outstanding units of a private financial technology design company that were not owned by the Company and merged the acquired company into a wholly owned subsidiary of the Company (the “Private Financial Technology Design Company Acquisition”). The private financial technology design company designs integrated, intuitive digital technology applications for institutional financial services firms, bank wealth management organizations, independent advisor networks, and broker-dealers. The technology and operations of the private financial technology design company have been integrated into the Envestnet Wealth Solutions segment.

The Company previously owned approximately 45% of the outstanding units in this private financial technology design company, and accounted for it as an equity method investment. Based upon the estimated value of the private financial technology design company of $11,026, the Company paid estimated consideration of $5,946, net of cash acquired, for the remaining outstanding units. As a result of the acquisition, the Company recognized a gain of $4,230 in the first quarter of 2020 on the re-measurement to fair value of its previously held interest, which is included in other expense, net in the condensed consolidated statements of operations
In connection with the Private Financial Technology Design Company Acquisition, the Company recorded estimated total goodwill of $9,241, of which approximately $1,800 is deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $2,000. The tangible assets acquired and liabilities assumed were not material.

The results of the private financial technology design company's operations are included in the condensed consolidated statements of operations beginning March 3, 2020 and were not considered material to the Company’s results of operations.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2020, acquisition related costs for the Company's 2020 acquisitions were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2020.

The goodwill arising from these acquisitions represents the expected synergistic benefits of these transactions, primarily related to an increase in future revenues as a result of potential new business and cross selling opportunities, as well as enhancements to our existing technologies.

For the Company's 2020 acquisitions, the estimated fair values of certain of the assets and liabilities acquired are provisional and based on the information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of these estimated assets and liabilities as soon as reasonably practicable but no later than one year from the acquisition date.

Pro Forma Financial Information

On April 1, 2019, the Company acquired certain of the assets, primarily consisting of intangible assets, and the assumption of certain liabilities of the PortfolioCenter business (“PortfolioCenter”) from Performance Technologies, Inc., a wholly-owned subsidiary of The Charles Schwab Corporation. On May 1, 2019, the Company acquired all of the outstanding shares of capital stock of PIEtech, Inc. (“PIEtech”). The following pro forma financial information presents the combined results of operations of Envestnet, PortfolioCenter and PIEtech for the three and six months ended June 30, 2019 and assumes the acquisitions of PortfolioCenter and PIEtech had occurred as of the beginning of 2018. The results of the Company's other acquisitions since January 1, 2019 are not included in the pro forma financial information presented below as they were not considered material to the Company's results of operations.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Revenues	$228,522	$443,275
Net loss attributable to Envestnet, Inc.	$(7,612)	$(18,857)
Net loss per share attributable to Envestnet, Inc.:
Basic	$(0.15)	$(0.37)
Diluted	$(0.15)	$(0.37)

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2020	2019
Prepaid technology	$9,611	$8,178
Non-income tax receivables	5,851	5,555
Advance payroll taxes and benefits	4,922	5,446
Income tax receivables	3,124	—
Prepaid outside information services	2,553	2,209
Prepaid insurance	1,976	1,919
Other	10,628	8,876
Total prepaid expenses and other current assets	$38,665	$32,183

5.Property and Equipment, Net

Property and equipment, net consists of the following:

		June 30,	December 31,
	Estimated Useful Life	2020	2019
Cost:
Computer equipment and software	3 years	$71,090	$72,190
Leasehold improvements	Shorter of the lease term or useful life of the asset	37,271	34,645
Office furniture and fixtures	3-7 years	10,668	10,832
Office equipment and other	3-5 years	6,925	6,850
Building and building improvements	7-39 years	2,669	2,647
Land	Not applicable	940	940
		129,563	128,104
Less: accumulated depreciation and amortization		(79,811)	(74,348)
Total property and equipment, net		$49,752	$53,756

During the three and six months ended June 30, 2020, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $2,903 and $4,495, respectively. During the three and six months ended June 30, 2020, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $117 and $684, respectively.

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

Gains and losses on asset retirements during the three and six months ended June 30, 2020 and 2019 were not material.

Depreciation and amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Depreciation and amortization expense	$5,363	$6,751	$10,680	$11,117

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
6.Internally Developed Software

Internally developed software consists of the following:

		June 30,	December 31,
	Estimated Useful Life	2020	2019
Internally developed software	5 years	$130,406	$104,703
Less: accumulated amortization		(52,382)	(44,440)
Internally developed software, net		$78,024	$60,263

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization expense	$4,334	$3,110	$7,942	$5,733

7.Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total
Balance at December 31, 2019	$583,247	$296,603	$879,850
Acquisitions	20,173	7,017	27,190
Foreign currency and other	(70)	(471)	(541)
Balance at June 30, 2020	$603,350	$303,149	$906,499

Intangible assets, net consist of the following:

	June 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	$591,520	$(173,895)	$417,625	$591,520	$(148,517)	$443,003
Proprietary technologies	90,714	(53,822)	36,892	87,714	(44,165)	43,549
Trade names	33,700	(17,126)	16,574	33,700	(14,663)	19,037
Total intangible assets	$715,934	$(244,843)	$471,091	$712,934	$(207,345)	$505,589

There were no material retirements of intangible assets during the three and six months ended June 30, 2020 and 2019.

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization expense	$18,746	$17,054	$37,504	$29,582

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
8.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued investment manager fees	$56,061	$48,720
Accrued compensation and related taxes	44,231	53,627
Non-income tax payables	10,307	11,040
Accrued professional services	5,321	3,833
Accrued technology	3,521	3,042
Accrued transaction costs	2,761	2,482
Accrued charitable contribution	—	5,020
Other accrued expenses	12,561	10,180
Total accrued expenses and other liabilities	$134,763	$137,944

In the fourth quarter of 2019, the Company offered a voluntary early retirement program (the “Early Retirement Program”) to employees over a certain age, who have a combined age and years of experience with the Company of at least 65 years. Employees had until January 31, 2020 to voluntarily accept the program with separation of service no later than March 31, 2020. In connection with this program, the Company recorded approximately $12,000 of severance expense during the six months ended June 30, 2020. As of June 30, 2020, the Company has accrued approximately $868 in accrued compensation and related taxes and $2,336 recorded in other non-current liabilities. As of December 31, 2019, the Company had accrued approximately $1,733 in accrued compensation and related taxes and $599 recorded in other non-current liabilities. These payments will extend through 2030.

9.Debt

The Company’s outstanding debt obligations as of June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Revolving credit facility balance	$275,000	$260,000

Convertible Notes due 2023	$345,000	$345,000
Unaccreted discount on Convertible Notes due 2023	(28,811)	(33,491)
Unamortized issuance costs on Convertible Notes due 2023	(5,158)	(5,996)
Convertible Notes due 2023 carrying value(1)	$311,031	$305,513
(1) The effective interest rate on the liability component of the Convertible Notes due 2023 was 6% for the three and six months ended June 30, 2020 and 2019.

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Accretion of debt discount	$2,349	$3,784	$4,680	$7,542
Interest on revolving credit facility	2,009	1,196	4,527	1,196
Coupon interest	1,510	2,264	3,011	4,528
Amortization of issuance costs	633	862	1,264	1,720
Undrawn and other fees	133	157	286	373
Total interest expense	$6,634	$8,263	$13,768	$15,359

The credit agreement under which the above revolving credit facility was issued (the “Amended Credit Agreement”) includes certain financial covenants and, as of June 30, 2020, the Company was in compliance with these requirements.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
See “Note 14—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income (loss) per common share.

10.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, based on the three-tier fair value hierarchy:

	June 30, 2020
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$47,351	$47,351	$—	$—
Assets to fund deferred compensation liability	9,076	—	—	9,076
Total assets	$56,427	$47,351	$—	$9,076
Liabilities:
Contingent consideration	$13,025	$—	$—	$13,025
Deferred compensation liability	7,596	7,596	—	—
Total liabilities	$20,621	$7,596	$—	$13,025

	December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$37,730	$37,730	$—	$—
Assets to fund deferred compensation liability	8,390	—	—	8,390
Total assets	$46,120	$37,730	$—	$8,390
Liabilities:
Contingent consideration	$9,045	$—	$—	$9,045
Deferred compensation liability	8,208	8,208	—	—
Total liabilities	$17,253	$8,208	$—	$9,045

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

The Company will continue to reassess the fair values of the contingent consideration liabilities at each reporting date until settlement. Changes to these estimated fair values will be recognized in the Company's earnings and included in general and administration expenses in the condensed consolidated statements of operations.

The table below presents a reconciliation of the Company's contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2019 to June 30, 2020:

Fair Value of Contingent Consideration Liabilities
Balance at December 31, 2019	$9,045
Private technology company acquisition	5,239
Fair market value adjustment on contingent consideration liability	(1,982)
Accretion on contingent consideration	723
Balance at June 30, 2020	$13,025

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The table below presents a reconciliation of the assets used to fund deferred the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2019 to June 30, 2020:

Fair Value of Assets to Fund Deferred Compensation Liability
Balance at December 31, 2019	$8,390
Contributions	1,060
Fair value adjustments	(374)
Balance at June 30, 2020	$9,076

The fair market value of the assets used to fund the Company's deferred compensation liability is based upon the cash surrender value of the Company's life insurance premiums. The value of the assets used to fund the Company's deferred compensation liability, which are included in other non-current assets in the condensed consolidated balance sheets, increased due to funding of the plan, partially offset by losses on the underlying investment vehicles. These losses are recognized in the Company's earnings and included in general and administration expenses in the condensed consolidated statements of operations.

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the six months ended June 30, 2020.

As of June 30, 2020 and December 31, 2019, the carrying value of the Convertible Notes due 2023 equaled $311,031 and $305,513, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of June 30, 2020 and December 31, 2019, the estimated fair value of the Convertible Notes due 2023 was $419,430 and $414,852, respectively. The Company considered the Convertible Notes due 2023 to be a Level II liability at June 30, 2020 and used a market approach to calculate the fair value. The estimated fair value was determined based on estimated or actual bids and offers of the Convertible Notes due 2023 in an over-the-counter market on June 30, 2020 (See “Note 9—Debt”).

As of June 30, 2020 and December 31, 2019, there was $275,000 and $260,000, respectively, outstanding on the revolving credit facility under the Amended Credit Agreement. As of June 30, 2020, the outstanding balance on the revolving credit facility approximated fair value as borrowings under the revolving credit facility bore interest at variable rates and the Company believes its credit risk quality was consistent with when the debt originated. The Company considered the revolving credit facility to be a Level I liability as of June 30, 2020 and December 31, 2019 (See “Note 9—Debt”).

The Company considered the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2020 based upon the short-term nature of these assets and liabilities.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
11.Revenues and Cost of Revenues

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended June 30,
	2020			2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$122,246	$—	$122,246	$120,070	$—	$120,070
Subscription-based	61,410	43,569	104,979	50,078	42,180	92,258
Total recurring revenues	183,656	43,569	227,225	170,148	42,180	212,328
Professional services and other revenues	4,029	4,059	8,088	6,742	5,375	12,117
Total revenues	$187,685	$47,628	$235,313	$176,890	$47,555	$224,445

	Six Months Ended June 30,
	2020			2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$257,057	$—	$257,057	$229,004	$—	$229,004
Subscription-based	121,733	87,797	209,530	91,104	84,241	175,345
Total recurring revenues	378,790	87,797	466,587	320,108	84,241	404,349
Professional services and other revenues	7,315	7,950	15,265	9,487	10,275	19,762
Total revenues	$386,105	$95,747	$481,852	$329,595	$94,516	$424,111

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fidelity	15%	15%	15%	15%

Fidelity accounted for 18% and 18% of the Envestnet Wealth Solutions segment's revenues for the three and six months ended June 30, 2020, respectively. Fidelity accounted for 19% and 20% of the Envestnet Wealth Solutions segment's revenues for the three and six months ended June 30, 2019, respectively.

No single customer accounted for over 10% of the Envestnet Data & Analytics segment's revenue for any period presented.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States	$230,102	$217,462	$470,554	$409,581
International (1)	5,211	6,983	11,298	14,530
Total revenues	$235,313	$224,445	$481,852	$424,111
(1) No foreign country accounted for more than 10% of the Company's total revenues.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020:

Years ending December 31,
Remainder of 2020	$114,905
2021	181,322
2022	135,410
2023	65,759
2024	35,319
Thereafter	35,393
Total	$568,108

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

Contract Balances

Total deferred revenue as of June 30, 2020 increased by $7,585 during the six months ended June 30, 2020, primarily the result of revenue growth, timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $10,350 and $6,865 for the three months ended June 30, 2020 and 2019, respectively. The amount of revenue recognized that was included in the opening deferred revenue balance was $25,829 and $16,588 for the six months ended June 30, 2020 and 2019, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $10,072 and $9,387 as of June 30, 2020 and December 31, 2019, respectively. Amortization expense for the deferred sales incentive compensation was $1,043 and $753 for the three months ended June 30, 2020, and 2019, respectively. Amortization expense for the deferred sales incentive compensation was $2,072 and $1,404 for the six months ended June 30, 2020, and 2019, respectively. Deferred sales incentive compensation is included in other non-current assets on the condensed consolidated balance sheets and amortization expense is included in compensation and benefits expenses on the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the periods.

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

Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Asset-based	$61,875	$60,293	$130,467	$114,135
Subscription-based	6,807	6,697	13,084	14,374
Professional services and other	167	5,090	231	5,216
Total cost of revenues	$68,849	$72,080	$143,782	$133,725

12.Stock-Based Compensation

The Company has stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”).

As of June 30, 2020, the maximum number of common shares available for future issuance under the Company’s plans is 1,372,807.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation expense	$13,006	$13,434	$26,771	$26,298
Tax effect on stock-based compensation expense	(3,317)	(3,504)	(6,826)	(6,859)
Net effect on income	$9,689	$9,930	$19,945	$19,439

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% and 26.1% for the three and six months ended June 30, 2020 and 2019, respectively.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Grant date fair value of options	$—	$—	$—	$21.55
Volatility	—%	—%	—%	40.0%
Risk-free interest rate	—%	—%	—%	2.5%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	0.0	0.0	0.0	6.5

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2019	1,150,586	$25.66	3.4	$50,590
Granted	—	—
Exercised	(542,449)	16.97
Forfeited	(7,213)	48.70
Outstanding as of June 30, 2020	600,924	33.23	4.0	24,225
Options exercisable	560,745	$32.10	3.7	$23,238

Exercise prices of stock options outstanding as of June 30, 2020 range from $9.00 to $55.29. At June 30, 2020, there was $468 of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.6 years.

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

The following is a summary of the activity for unvested restricted stock units and performance stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	1,318,870	$58.88	254,118	$67.96
Granted	951,428	74.52	67,793	81.42
Vested	(533,088)	56.77	—	—
Forfeited	(103,133)	59.89	(33,010)	64.70
Outstanding as of June 30, 2020	1,634,077	68.61	288,901	71.49

At June 30, 2020, there was $99,676 of unrecognized stock-based compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.2 years. At June 30, 2020, there was $9,578 of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.1 years.

13. Income Taxes

The following table includes the Company’s loss before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Loss before income tax provision (benefit)	$(4,165)	$(27,769)	$(13,319)	$(42,269)
Income tax provision (benefit)	1,306	(28,382)	(658)	(24,614)
Effective tax rate	(31.4)%	102.2%	4.9%	58.2%

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
 For the three and six months ended June 30, 2020, the Company’s effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its US deferred tax assets and the impact of state and local taxes, partially offset by the permanent book tax differences, the windfall from stock-based compensation, impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) related to net operating loss carryback, and research and experimentation credits.

For the three and six months ended June 30, 2019, the Company's effective tax rate differed from the statutory rate primarily due to the release of the Company's valuation allowance of $21,907 as a result of additional deferred tax liabilities recorded from the PIEtech acquisition, the windfall from stock-based compensation, federal and state research and development credits, and additional accruals for uncertain tax positions.

The Company's total gross liability for unrecognized tax benefits, exclusive of interest and penalties, was $20,261 and $18,939 at June 30, 2020 and December 31, 2019, respectively. Of this amount, a portion of the unrecognized tax benefits was recorded as a reduction of deferred tax assets instead of a non-current liability. The portion of the unrecognized tax benefits, exclusive of interest and penalties, recorded as a non-current liability was $6,977 and $6,504 at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, the amount of unrecognized tax benefits, including interest and penalties, that would benefit the Company's effective tax rate, if recognized, was $14,618. The Company estimates that the liability for unrecognized tax benefits could decrease by $12,000 in the next twelve months as it is anticipated that reviews by tax authorities will be completed.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. These amounts were not material for the three and six months ended June 30, 2020 and 2019. The Company had accrued interest and penalties of $8,000 and $7,336 as of June 30, 2020 and December 31, 2019, respectively.

14.Net Income (Loss) Per Share

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
The Company accounts for the effect of its convertible notes (See “Note 9—Debt”) on diluted net income (loss) per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes due 2023 will have no effect on diluted net income (loss) per share until the Company’s stock price exceeds the conversion price of $68.31 per share and certain other criteria are met, or if the trading price of the convertible notes meets certain criteria. In the period of conversion, the convertible notes will have no impact on diluted net income (loss) per share if they are settled in cash and will have an impact on dilutive net income (loss) per share if they are settled in shares upon conversion.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic net income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(4,924)	$893	$(12,260)	$(17,292)

Basic number of weighted-average shares outstanding	53,562,850	50,870,296	53,288,741	49,526,774
Basic net income (loss) per share	$(0.09)	$0.02	$(0.23)	$(0.35)

Diluted net income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(4,924)	$893	$(12,260)	$(17,292)

Basic number of weighted-average shares outstanding	53,562,850	50,870,296	53,288,741	49,526,774
Effect of dilutive shares:
Options to purchase common stock	—	1,164,246	—	—
Unvested restricted stock units	—	662,853	—	—
Convertible notes	—	261,075	—	—
Warrants	—	24,218	—	—
Diluted number of weighted-average shares outstanding	53,562,850	52,982,688	53,288,741	49,526,774
Diluted net income (loss) per share	$(0.09)	$0.02	$(0.23)	$(0.35)
 Securities that were anti-dilutive and therefore excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Options to purchase common stock	600,924	—	600,924	1,654,241
Unvested restricted stock awards and units	1,922,978	—	1,922,978	1,989,437
Warrants	470,000	—	470,000	470,000
Convertible Notes	5,050,505	—	5,050,505	7,793,826
Total anti-dilutive securities	8,044,407	—	8,044,407	11,907,504

15.Segment Information

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges, and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the three and six months ended June 30, 2020 and 2019.

See “Note 11—Revenues and Cost of Revenues” for detail of revenues by segment.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The following table presents a reconciliation from Income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Envestnet Wealth Solutions	$19,867	$12,379	$31,207	$29,223
Envestnet Data & Analytics	(941)	(8,960)	(5,526)	(16,888)
Nonsegment operating expenses	(14,918)	(23,676)	(29,290)	(41,329)
Income (loss) from operations	4,008	(20,257)	(3,609)	(28,994)
Other expense, net	(8,173)	(7,512)	(9,710)	(13,275)
Consolidated loss before income tax provision (benefit)	(4,165)	(27,769)	(13,319)	(42,269)
Income tax provision (benefit)	1,306	(28,382)	(658)	(24,614)
Consolidated net income (loss)	(5,471)	613	(12,661)	(17,655)
Add: Net loss attributable to non-controlling interest	547	280	401	363
Consolidated net income (loss) attributable to Envestnet, Inc.	$(4,924)	$893	$(12,260)	$(17,292)

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	June 30,	December 31,
	2020	2019
Segment assets:
Envestnet Wealth Solutions	$1,323,409	$1,297,891
Envestnet Data & Analytics	507,996	503,993
Consolidated assets	$1,831,405	$1,801,884

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Segment depreciation and amortization:
Envestnet Wealth Solutions	$20,081	$16,376	$39,501	$27,643
Envestnet Data & Analytics	8,362	10,539	16,625	18,789
Consolidated depreciation and amortization	$28,443	$26,915	$56,126	$46,432

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Segment capital expenditures:
Envestnet Wealth Solutions	$11,200	$10,027	$21,390	$20,865
Envestnet Data & Analytics	5,100	1,939	8,642	3,533
Consolidated capital expenditures	$16,300	$11,966	$30,032	$24,398

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
16.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	June 30,	December 31,
	2020	2019
United States	$123,130	$108,992
India	3,950	3,988
Other	696	1,039
Total long-lived assets, net	$127,776	$114,019
See “Note 11—Revenues and Cost of Revenues” for detail of revenues by geographic area.

17.Commitments and Contingencies

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

On September 17, 2019, the Company and Yodlee filed a motion to dismiss certain of the claims in the complaint filed by FinancialApps, including the copyright infringement, unfair competition and fraud claims. The motion to dismiss is fully briefed, and the parties are awaiting a decision from the District Court. On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee's counterclaims. The motion to dismiss is fully briefed, and the parties are awaiting a decision from the District Court. The Company believes FinancialApps’s allegations are without merit and intends to defend the action and litigate the counterclaims vigorously.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded an accrual for any claims as of June 30, 2020. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of June 30, 2020 and December 31, 2019, the Company estimated a sales and use tax liability of $9,195 and $10,220, respectively, related to revenues in multiple jurisdictions. This amount is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, the Company also estimated a sales and use tax receivable of $3,372 and $3,346, respectively, related to the estimated recoverability of a portion of the liability from customers. This amount is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

This quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “should” or “will,” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. The potential risks, uncertainties and other factors that could cause actual results to differ from those expressed by the forward-looking statements in this quarterly report include, but are not limited to,

•a pandemic or health crisis, including the Coronavirus Disease 2019 (“COVID-19”) pandemic, and its impact on the global economy and capital markets, as well as our products, clients, vendors and employees, and our results of operations, the full extent of which may be unknown;
•difficulty in sustaining rapid revenue growth, which may place significant demands on our administrative, operational and financial resources;
•our ability to successfully identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies;
•the possibility that the anticipated benefits of acquisitions will not be realized to the extent or when expected;
•our ability to successfully execute the conversion of clients’ assets from their technology platform to our technology platforms in a timely and accurate manner;
•the amount of our debt and our ability to service our debt;
•the variability of our revenue from period to period;
•the targeting of some of our sales efforts at large financial institutions and large internet services companies which prolongs sales cycles, requires substantial upfront sales costs and results in less predictability in completing some of our sales;
•the deployment of our solutions by customers and potential delays and risks inherent in the process;
•the competitiveness of our solutions and services as compared to those of others;
•the concentration of our revenues from the delivery of our solutions and services to clients in the financial services industry;
•our reliance on a limited number of clients for a material portion of our revenue;
•the impact of fluctuations in market conditions and interest rates on the demand for our products and services and the value of assets under management or administration;
•changes in investing patterns on the assets on which we derive revenue and the freedom of investors to redeem or withdraw investments generally at any time;
•the renegotiation of fees by our clients;
•our ability to keep up with rapid technological change, evolving industry standards or changing requirements of clients;
•our ability to introduce new solutions and services and enhancements;
•our ability to maintain the security and integrity of our systems and facilities and to maintain the privacy of personal information and potential liabilities for data security breaches;
•the effect of privacy laws and regulations, industry standards and contractual obligations and changes to these laws, regulations, standards and obligations and the negative effects of failure to comply with these requirements on how we operate our business;
•liabilities associated with potential, perceived or actual breaches of fiduciary duties and/or conflicts of interest;
•failure of our solutions, services or systems, or those of third parties on which we rely, to work properly;
•harm to our reputation;

•our failure to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities;
•our inability to maintain our payment network with third-party service providers, or difficulties encountered by our disbursement partners;
•limitations on our ability to access information from third parties or charges for accessing such information;
•potential liability for use of inaccurate information by third parties provided by us;
•the failure of our insurance to adequately protect us;
•our dependence on our senior management team;
•our ability to recruit and retain qualified employees;
•regulatory compliance failures;
•changes in laws and regulations, including tax laws and regulations, or the inability to continue to rely on exemptions from the applicability of certain laws or regulations;
•the occurrence of a deemed “change of control”;
•adverse judicial or regulatory proceedings against us;
•the failure to protect our intellectual property rights;
•potential claims by third parties for infringement of their intellectual property rights;
•our use of open source coding;
•protection of trade secrets and other proprietary information;
•risks associated with our international operations;
•the impact of fluctuations in foreign currency exchange rates;
•the uncertainty of the application and interpretation of certain tax laws;
•changes in accounting principles and standards;
•changes in the estimates of fair value of reporting units or of long-lived assets;
•issuances of additional shares of common stock or issuances of shares of preferred stock or convertible securities;
•general economic conditions, political and regulatory conditions;
•global events, natural disasters, environmental disasters, terrorist attacks and pandemics, including their impact on the economy and trading markets; and
•management’s response to these factors.

In addition, there may be other factors of which we are presently unaware or that we currently deem immaterial that could cause our actual results to be materially different from the results referenced in the forward-looking statements. All forward-looking statements contained in this quarterly report and documents incorporated herein by reference are qualified -in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events, except as required by applicable law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

We have instituted travel bans and are following mandatory stay-at-home orders where applicable. A majority of our employees are working from home as a result of these mandatory stay-at-home orders. Where permissible, we have also implemented in-office work rotations. For employees working at our offices, preventative measures have been taken, including the adapting of work spaces to allow for appropriate social distancing and enhanced cleaning regimens. We also canceled our 2020 annual Advisor Summit Conference, which was set to take place in May 2020. We continue to monitor developments related to COVID-19 and, as the situation evolves, will continue to coordinate our operations response based on existing business continuity plans and on guidance from global health organizations, relevant governments and general response pandemic best practices.

At the start of the COVID-19 pandemic, significant declines occurred within the equity markets. This is significant to us as we provide asset-based, subscription-based and professional services on a business-to-business-to-consumer basis to financial services clients, whereby customers offer solutions based on our platform to their end users. For the three and six months ended June 30, 2020, approximately 52% and 53% of our revenues resulted from asset-based fee billing arrangements. Asset-based recurring revenues primarily consisted of fees for providing customers access to our platforms. These fees are generally based upon variable percentages of assets managed or administered under our platforms. Our fee percentages vary based on the level and type of services that we provide to our customers, as well as the values of existing customer accounts. The values of our customer accounts are affected by inflows or outflows of customer funds and market fluctuations. Approximately 90% of our asset-based fee arrangements are billed at the beginning of each quarter based on the market value of customer assets on our platforms as of the end of the prior quarter.

As a result of the structure of our revenue arrangements and our customer-types, our revenues during the three months ended March 31, 2020 were not materially impacted by COVID-19. While we experienced a decrease to our asset-based revenues in the second quarter of 2020 compared to the first quarter of 2020 as a result of the decline in the equity markets as of March 31, 2020, we expect minimal negative impact to our asset-based revenues in the third quarter of 2020 as the equity markets have generally recovered to pre-pandemic levels as of June 30, 2020. During the three and six months ended June 30, 2020, we experienced no business interruptions, nor did we lose any significant customers.

For the three and six months ended June 30, 2020, approximately 45% and 43% of revenues were subscription-based. These revenues primarily consisted of fees for providing customers continuous access to our platforms. These subscription-based fees generally include fixed fees or usage-based fees. These fees vary based on the services being offered. Our subscription-based fee arrangements are typically established through multi-year contracts.

In the event that the equity markets fall again as a result of COVID-19 or for any other reason, our revenues will be negatively impacted. Based on our most recent internal forecasts and other qualitative factors, we have determined that we currently have no impairments to our assets as of June 30, 2020. We have also not modified our debt agreement in connection with the COVID-19 pandemic.

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

In June 2020, the Company determined that certain performance targets for this acquisition would not be met. As a result, the Company reduced the contingent consideration liability plus accrued interest associated with this acquisition by $1,982 and recorded this as a reduction to general and administration expenses. Future changes to the estimated fair value of the contingent consideration, if any, will be recognized in our earnings.

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

Executive Leadership Appointments

On October 3, 2019, Jud Bergman, our Chairman and Chief Executive Officer, died in an automobile accident. At that time, Bill Crager, President of Envestnet and Chief Executive of Envestnet Wealth Solutions, was named our interim Chief Executive Officer, and Ross Chapin, our lead independent director, was named interim non-executive Chairman of our Board of Directors (the “Board”). On March 30, 2020, Mr. Crager was named Chief Executive Officer of Envestnet and a member of the Board and Stuart DePina, whom has served as Chief Executive of Envestnet Data & Analytics since January 2019, was named President of Envestnet. James Fox, a current member of our Board, was named Chairman of the Board.

Early Retirement Program

In the fourth quarter of 2019, we offered a voluntary early retirement program (the “Early Retirement Program”) to employees over a certain age, who have a combined age and years of experience with the Company of at least 65 years. Employees had until January 31, 2020 to voluntarily accept the program with separation of service no later than March 31, 2020. In connection with this program, we have recorded approximately $12,000 of severance expense during the six months ended June 30, 2020. As of June 30, 2020, we have accrued approximately $868 in accrued compensation and related taxes and $2,336 recorded in other non-current liabilities. These payments will extend through 2030. As of December 31, 2019, we accrued approximately $1,733 in accrued compensation and related taxes and $599 recorded in other non-current liabilities.

Segments

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in Part I, Item 1, “Note 15—Segment Information” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Our business segments are as follows:

•Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet Wealth Solutions Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By June 30, 2020, Envestnet’s platform assets grew to approximately $4 trillion in 12.3 million accounts overseen by more than 103 thousand advisors.

Services provided to advisors include: financial planning, risk assessment tools, investment strategies and solutions, asset allocation models, research, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi-custodian performance reporting and communication tools, plus data analytics. We have access to a wide range of leading third-party asset custodians.
We offer these solutions principally through the following product and services suites:
•Envestnet | Enterprise provides an end-to-end open architecture wealth management platform through which advisors can construct portfolios for clients. It begins with aggregated household data, which then leads to the creation of a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to over 20,000 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics and digital advice capabilities to customers.

•Envestnet | Tamarac™ provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management software, principally to high-end RIAs.

•Envestnet | MoneyGuide provides leading goals-based financial planning solutions to the financial services industry. The highly adaptable software helps financial advisors add significant value for their clients using best-in-class technology with enhanced integrations to generate financial plans.

•Envestnet | Retirement Solutions (“ERS”) offers a comprehensive suite of services for advisor-sold retirement plans. Leveraging integrated technology, ERS addresses the regulatory, data, and investment needs of retirement plans and delivers the information holistically.

•Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include over 4,600 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as nearly 1,000 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2019	2019	2019	2020	2020
	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$182,143	$188,739	$207,083	$185,065	$215,994
Assets under Administration (“AUA”)	330,226	316,742	343,505	312,472	344,957
Total AUM/A	512,369	505,481	550,588	497,537	560,951
Subscription	2,835,780	2,947,582	3,205,281	2,875,394	3,247,400
Total Platform Assets	$3,348,149	$3,453,063	$3,755,869	$3,372,931	$3,808,351
Platform Accounts
AUM	907,034	934,811	935,039	970,896	1,007,386
AUA	1,196,114	1,136,430	1,193,882	1,254,856	1,252,247
Total AUM/A	2,103,148	2,071,241	2,128,921	2,225,752	2,259,633
Subscription	9,492,653	9,692,714	9,793,175	10,090,172	10,003,156
Total Platform Accounts	11,595,801	11,763,955	11,922,096	12,315,924	12,262,789
Advisors
AUM/A	39,727	39,735	40,563	40,971	41,206
Subscription	59,292	60,319	61,180	62,077	62,404
Total Advisors	99,019	100,054	101,743	103,048	103,610

The following tables provide information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended June 30, 2020
	As of	Gross		Net	Market	As of
	3/31/2020	Sales	Redemptions	Flows	Impact	6/30/2020
	(in millions, except account data)
AUM	$185,065	$16,843	$(9,860)	$6,983	$23,946	$215,994
AUA	312,472	16,526	(23,025)	(6,499)	38,984	344,957
Total AUM/A	$497,537	$33,369	$(32,885)	$484	$62,930	$560,951
Fee-Based Accounts	2,225,752			33,881		2,259,633

The above AUM/A gross sales figures include $1.6 billion in new client conversions. We onboarded an additional $24.1 billion in subscription conversions during the three months ended June 30, 2020 bringing total conversions for the three months ended June 30, 2020 to $25.7 billion.

	Asset Rollforward - Six Months Ended June 30, 2020
	As of	Gross		Net	Market	Reclass to	As of
	12/31/2019	Sales	Redemptions	Flows	Impact	Subscription	6/30/2020
	(in millions, except account data)
AUM	$207,083	$37,829	$(20,959)	$16,870	$(7,959)	$—	$215,994
AUA	343,505	56,460	(41,903)	14,557	(11,160)	(1,945)	344,957
Total AUM/A	$550,588	$94,289	$(62,862)	$31,427	$(19,119)	$(1,945)	$560,951
Fee-Based Accounts	2,128,921			151,554		(20,842)	2,259,633

The above AUM/A gross sales figures include $21.7 billion in new client conversions. We onboarded an additional $49.1 billion in subscription conversions during the six months ended June 30, 2020 bringing total conversions for the six months ended June 30, 2020 to $70.8 billion.

Asset and account figures in the “Reclass to Subscription” columns for the six months ended June 30, 2020 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts. Periodically clients chose to change the way they pay for our solution, whereby they switch from an asset-based pricing model to a subscription-based model, which has increased our subscription-based metrics.
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
Over 1,400 financial institutions, financial technology innovators and financial advisory firms, including 15 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for over 27 million paid subscribers.

Envestnet Data & Analytics serves two main customer groups: financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.
•The Financial Institutions group provides customers with secure access to open APIs, end-user facing applications powered by our platform and APIs (“FinApps”), and reports. Customers receive end-user permissioned transaction data elements that we aggregate and cleanse. Envestnet Data & Analytics also enables customers to develop their own applications through its open APIs, which deliver secure data, money movement solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, credit card, payments and small-medium business solutions. They are targeted at the retail financial, wealth management, small business, credit card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Yodlee Expense and Income Analysis FinApp helps consumers track their spending, and a Payroll FinApp from a third party helps small businesses process their payroll. The suite of reports is designed to supplement traditional credit reports by utilizing consumer permissioned aggregated data from over 17,000 sources, including banking, investment, loan and credit card information.

•The Yodlee Interactive group enables customers to develop new applications and enhance existing solutions. These customers operate in a number of sub-vertical markets, including wealth management, personal financial management, small business accounting, small business lending and authentication. They use the Envestnet Data & Analytics platform to build solutions that leverage our open APIs and provide access to a large end user base. In addition to aggregated transaction-level account data elements, we provide YI customers with secure access to account verification, money movement and risk assessment tools via our APIs. We play a critical role in transferring innovation from financial technology innovators to financial institutions. For example, YI customers use Yodlee applications to provide working capital to small businesses online; personalized financial management, planning and advisory services; e-commerce payment solutions; and online accounting systems for small businesses. We provide access to our solutions across multiple channels, including web, tablet and mobile.

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
Operational Highlights

Asset-based recurring revenues increased 2% from $120,070 in the three months ended June 30, 2019 to $122,246 in the three months ended June 30, 2020. Subscription-based recurring revenues increased 14% from $92,258 in the three months ended June 30, 2019 to $104,979 in the three months ended June 30, 2020. Total revenues, which include professional services and other revenues, increased 5% from $224,445 in the three months ended June 30, 2019 to $235,313 in the three months ended June 30, 2020. The Envestnet Wealth Solutions segment's total revenues increased by $10,795 primarily due to an increase in subscription-based revenues of $11,332 and an increase in asset-based revenues of $2,176, partially offset by a decrease in professional services and other revenues of $2,713. The Envestnet Data & Analytics segment's total revenues remained consistent as increases in subscription-based revenues were offset by decreases in professional services and other revenues.

Asset-based recurring revenues increased 12% from $229,004 in the six months ended June 30, 2019 to $257,057 in the six months ended June 30, 2020. Subscription-based recurring revenues increased 19% from $175,345 in the six months ended June 30, 2019 to $209,530 in the six months ended June 30, 2020. Total revenues, which include professional services and other revenues, increased 14% from $424,111 in the six months ended June 30, 2019 to $481,852 in the six months ended June 30, 2020. The acquisitions of PortfolioCenter on April 1, 2019 and PIEtech on May 1, 2019 (collectively, the "2019 Acquisitions"), contributed revenues of $8,649 and $33,487 in the six months ended June 30, 2019 and 2020. The Envestnet Wealth Solutions segment's total revenues, excluding the revenues contributed from the 2019 acquisitions, increased by $31,672 primarily due to an increase in asset-based revenues of $28,053, and an increase in subscription-based revenues of $6,882, partially offset by a decrease in professional services and other revenues of $3,263. The Envestnet Data & Analytics segment's total revenues increased by $1,231 primarily due to an increase in subscription-based revenues of $3,556, partially offset by a decrease in professional services and other revenues of $2,325.

Net loss attributable to Envestnet, Inc. for the three months ended June 30, 2020 was $4,924, or $0.09 per diluted share, compared to net income attributable to Envestnet, Inc. of $893, or $0.02 per diluted share, for the three months ended June 30, 2019.

Net loss attributable to Envestnet, Inc. for the six months ended June 30, 2020 was $12,260, or $0.23 per diluted share, compared to net loss attributable to Envestnet, Inc. of $17,292, or $0.35 per diluted share, for the six months ended June 30, 2019.

Adjusted revenues for the three months ended June 30, 2020 were $235,390, compared to adjusted revenues of $227,859 in the prior year period. Adjusted net revenues were $173,515 for the three months ended June 30, 2020, compared to adjusted net revenues of $167,566 in the prior year period. Adjusted EBITDA for the three months ended June 30, 2020 was $55,808, compared to adjusted EBITDA of $43,211 in the prior year period. Adjusted net income for the three months ended June 30, 2020 was $31,773, or $0.59 per diluted share, compared to adjusted net income of $24,470, or $0.46 per diluted share in the prior year period.

Adjusted revenues for the six months ended June 30, 2020 were $482,368, compared to adjusted revenues of $427,531 in the prior year period. Adjusted net revenues were $351,901 for the six months ended June 30, 2020, compared to adjusted net revenues of $313,396 in the prior year period. Adjusted EBITDA for the six months ended June 30, 2020 was $110,386, compared to adjusted EBITDA of $77,213 in the prior year period. Adjusted net income for the six months ended June 30, 2020 was $62,975, or $1.16 per diluted share, compared to adjusted net income of $43,881, or $0.85 per diluted share in the prior year period.

Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Revenues:
Asset-based	$122,246	$120,070	2%	$257,057	$229,004	12%
Subscription-based	104,979	92,258	14%	209,530	175,345	19%
Total recurring revenues	227,225	212,328	7%	466,587	404,349	15%
Professional services and other revenues	8,088	12,117	(33)%	15,265	19,762	(23)%
Total revenues	235,313	224,445	5%	481,852	424,111	14%
Operating expenses:
Cost of revenues	68,849	72,080	(4)%	143,782	133,725	8%
Compensation and benefits	95,565	103,286	(7)%	205,995	190,003	8%
General and administration	38,448	42,421	(9)%	79,558	82,945	(4)%
Depreciation and amortization	28,443	26,915	6%	56,126	46,432	21%
Total operating expenses	231,305	244,702	(5)%	485,461	453,105	7%
Income (loss) from operations	4,008	(20,257)	*	(3,609)	(28,994)	(88)%
Other expense, net	(8,173)	(7,512)	9%	(9,710)	(13,275)	(27)%
Loss before income tax provision (benefit)	(4,165)	(27,769)	*	(13,319)	(42,269)	(68)%
Income tax provision (benefit)	1,306	(28,382)	*	(658)	(24,614)	(97)%
Net income (loss)	(5,471)	613	*	(12,661)	(17,655)	(28)%
Add: Net loss attributable to non-controlling interest	547	280	95%	401	363	*
Net income (loss) attributable to Envestnet, Inc.	$(4,924)	$893	*	$(12,260)	$(17,292)	(29)%
*Not meaningful.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Asset-based recurring revenues

Asset-based recurring revenues increased 2% from $120,070 in the three months ended June 30, 2019 to $122,246 in the three months ended June 30, 2020. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and the impact of new account growth and positive net flows of AUM/A in the second quarter of 2020.

 The number of financial advisors with asset-based recurring revenue on our technology platforms increased from 39,727 as of June 30, 2019 to 41,206 as of June 30, 2020 and the number of AUM/A client accounts increased from approximately 2,100,000 as of June 30, 2019 to approximately 2,300,000 as of June 30, 2020.

As a percentage of total revenues, asset-based recurring revenues decreased from 53% in the three months ended June 30, 2019 to 52% in three months ended June 30, 2020.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 14% from $92,258 in the three months ended June 30, 2019 to $104,979 in the three months ended June 30, 2020. This increase was primarily due to an increase of $11,332 in the Envestnet Wealth Solutions segment and an increase of $1,389 in the Envestnet Data & Analytics segment.

The increase in the Envestnet Wealth Solutions segment was primarily due to one additional month of operations from PIEtech in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and the addition of new clients and selling additional services to existing clients.

The increase in Envestnet Data & Analytics revenue is primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 33% from $12,117 in the three months ended June 30, 2019 to $8,088 in the three months ended June 30, 2020. The decrease was primarily due to a decrease in revenues as a result of the cancellation of our 2020 Advisor Summit.

Cost of revenues

Cost of revenues decreased 4% from $72,080 in the three months ended June 30, 2019 to $68,849 in the three months ended June 30, 2020. The decrease was primarily due to a decrease in professional services and other cost of revenues of $4,923, primarily a result of the cancellation of our 2020 Advisor Summit, partially offset by an increase in asset-based cost of revenues of $1,582, directly correlated with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues decreased from 32% in the three months ended June 30, 2019 to 29% in three months ended June 30, 2020, primarily due to the relative increase in subscription-based revenues, which generally carries a lower cost of revenue than asset-based revenues.

Compensation and benefits

Compensation and benefits decreased 7% from $103,286 in the three months ended June 30, 2019 to $95,565 in the three months ended June 30, 2020. The decrease was primarily due to decreases in incentive compensation of $5,425, non-cash compensation expense of $1,892, and severance expense of $1,411, partially offset by one additional month of operations from PIEtech in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. As a percentage of total revenues, compensation and benefits decreased from 46% in the three months ended June 30, 2019 to 41% in the three months ended June 30, 2020 primarily due to approximately $8,800 in retention bonuses paid in connection with the PIEtech Acquisition in the three months ended June 30, 2019.

General and administration

General and administration expenses decreased 9% from $42,421 in the three months ended June 30, 2019 to $38,448 in the three months ended June 30, 2020. The decrease was primarily due to decreases in travel and entertainment of $4,525, a decrease of $1,982 to contingent consideration liability related to a fair value adjustment, non-income tax expense of $1,550, occupancy costs of $1,441, professional and legal fees of $1,240 and marketing expense of $828. These decreases were partially offset by increases in litigation related and non-recurring expenses of $5,620 and system development costs of $1,565. As a percentage of total revenues, general and administration expenses decreased from 19% in the three months ended June 30, 2019 to 16% in the three months ended June 30, 2020 primarily due to decreased travel and entertainment expense as a result of actions taken by the Company as a result of COVID-19.

Depreciation and amortization

Depreciation and amortization expense increased 6% from $26,915 in the three months ended June 30, 2019 to $28,443 in the three months ended June 30, 2020. The increase was primarily due to an increase in intangible asset amortization expense of $1,693, the direct result of amortizing additional intangible assets related to our 2019 Acquisitions. As a percentage of total revenues, depreciation and amortization expense remained consistent at 12% in the three months ended June 30, 2019 and 2020.

Other expense, net

Other expense, net increased 9% from $7,512 in the three months ended June 30, 2019 to $8,173 in the three months ended June 30, 2020. The increase was primarily due to increased losses recorded for our equity method investees and increased losses on foreign exchange, partially offset by decreased interest expense, net in the three months ended June 30, 2020 as compared to the comparable prior year period.

Income tax provision (benefit)

	Three Months Ended
	June 30,
	2020	2019
Loss before income tax provision (benefit)	$(4,165)	$(27,769)
Income tax provision (benefit)	1,306	(28,382)
Effective tax rate	(31.4)%	102.2%

For the three months ended June 30, 2020, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance we had placed on a portion of US deferred tax assets and the impact of state and local taxes, partially offset by the permanent book tax differences, the windfall from stock-based compensation, impact of the CARES Act related to net operating loss carryback, and research and experimentation credits.

For the three months ended June 30, 2019, our effective tax rate differed from the statutory rate primarily due to the release of our valuation allowance of $21,907 as a result of additional deferred tax liabilities recorded with the PIEtech Acquisition, the windfall from stock-based compensation, federal and state research and development (“R&D”) credits, and additional accruals for uncertain tax positions.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Asset-based recurring revenues

Asset-based recurring revenues increased 12% from $229,004 in the six months ended June 30, 2019 to $257,057 in the six months ended June 30, 2020. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due to the impact of new account growth and positive net flows of AUM/A in the first half of 2020.

 The number of financial advisors with asset-based recurring revenue on our technology platforms increased from 39,727 as of June 30, 2019 to 41,206 as of June 30, 2020 and the number of AUM/A client accounts increased from approximately 2,100,000 as of June 30, 2019 to approximately 2,300,000 as of June 30, 2020.

Asset-based recurring revenues decreased from 54% of total revenue in the six months ended June 30, 2019 to 53% of total revenue in the six months ended June 30, 2020.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 19% from $175,345 in the six months ended June 30, 2019 to $209,530 in the six months ended June 30, 2020. This increase was primarily due to an increase of $30,629 in the Envestnet Wealth Solutions segment and an increase of $3,556 in the Envestnet Data & Analytics segment.

The increase in the Envestnet Wealth Solutions segment was primarily due to the 2019 Acquisitions, which contributed incremental revenues of $23,747 to subscription-based recurring revenues in the six months ended June 30, 2020. The remaining increase of $6,882 within the Envestnet Wealth Solutions segment is a result of continuing to add clients and selling additional services to existing clients.

The increase in Envestnet Data & Analytics revenue is primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 23% from $19,762 in the six months ended June 30, 2019 to $15,265 in the six months ended June 30, 2020. The decrease was primarily due to a decrease in revenues resulting from the cancellation of our 2020 Advisor Summit.

Cost of revenues

Cost of revenues increased 8% from $133,725 in the six months ended June 30, 2019 to $143,782 in the six months ended June 30, 2020. The increase was primarily due to an increase in asset-based cost of revenues of $16,332, directly correlated with the increase to asset-based recurring revenues during the period. This increase was partially offset by a decrease in professional services and other cost of revenues of $4,985, primarily a result of the cancellation of our 2020 Advisor Summit. The 2019 Acquisitions had an immaterial impact to cost of revenues in the six months ended June 30, 2020. As a percentage of total revenues, cost of revenues decreased from 32% in the six months ended June 30, 2019 to 30% in six months ended June 30, 2020.

Compensation and benefits

Compensation and benefits increased 8% from $190,003 in the six months ended June 30, 2019 to $205,995 in the six months ended June 30, 2020. The increase was primarily due to increases in severance expense of $10,091, salaries, benefits and related payroll taxes of $4,654, and non-cash compensation expense of $1,275, partially offset by a decrease in incentive compensation of $1,849. The increase in severance expense is primarily related the Early Retirement Program in the three months ended March 31, 2020. The 2019 Acquisitions contributed compensation and benefit expenses of $5,656 and $15,798 to total compensation and benefits expense in the six months ended June 30, 2019 and 2020, respectively. As a percentage of total revenues, compensation and benefits decreased from 45% in the six months ended June 30, 2019 to 43% in the six months ended June 30, 2020.

General and administration

General and administration expenses decreased 4% from $82,945 in the six months ended June 30, 2019 to $79,558 in the six months ended June 30, 2020. The decrease was primarily due to decreases in travel and entertainment expense of $4,830, a decrease of $1,982 to contingent consideration liability related to a fair value adjustment, non-income tax expense of $1,572, marketing expenses of $1,174 and occupancy costs of $1,100. These decreases were partially offset by increases in system development costs of $2,147, trade errors expense of $1,813, litigation related and non-recurring expenses of $881, bad debt expense of $804, permits, licenses and fees of $602 and other miscellaneous increases. General and administration expenses contributed from the 2019 Acquisitions remained consistent in the six months ended June 30, 2019 and 2020. As a percentage of total revenues, general and administration expenses decreased from 20% in the six months ended June 30, 2019 to 17% in the six months ended June 30, 2020 primarily due to decreased travel and entertainment expense as a result of actions taken by the Company as a result of COVID-19.

Depreciation and amortization

Depreciation and amortization expense increased 21% from $46,432 in the six months ended June 30, 2019 to $56,126 in the six months ended June 30, 2020. The increase was primarily due to an increase in intangible asset amortization expense of $7,922, the direct result of amortizing additional intangible assets related to our 2019 Acquisitions, and an increase in internally developed software amortization expense of $2,209. As a percentage of total revenues, depreciation and amortization expense increased from 11% in the six months ended June 30, 2019 to 12% in the six months ended June 30, 2020.

Other expense, net

Other expense, net decreased 27% from $13,275 in the six months ended June 30, 2019 to $9,710 in the six months ended June 30, 2020. The decrease was primarily due to a gain of $4,230 recognized in the three months ended March 31, 2020 on the remeasurement of our previously held interest in the private financial technology design company combined with a gain of $2,524 recorded in the three months ended March 31, 2020 as a result of a fair value adjustment upon settlement of our former Chief Executive Officer's stock options, partially offset by increased losses recorded for our equity method investees in the six months ended June 30, 2020 as compared to six months ended June 30, 2019.

Income tax provision (benefit)

	Six Months Ended
	June 30,
	2020	2019
Loss before income tax provision (benefit)	$(13,319)	$(42,269)
Income tax provision (benefit)	(658)	(24,614)
Effective tax rate	4.9%	58.2%

For the six months ended June 30, 2020, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance we had placed on a portion of US deferred tax assets and the impact of state and local taxes, partially offset by the permanent book tax differences, the windfall from stock-based compensation, impact of the CARES Act related to net operating loss carryback, and research and experimentation credits.

For the six months ended June 30, 2019, our effective tax rate differed from the statutory rate primarily due to the release of our valuation allowance of $21,907 as a result of additional deferred tax liabilities recorded from the PIEtech Acquisition, the windfall from stock-based compensation, federal and state R&D credits, and additional accruals for uncertain tax positions.

Segment Results

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 15—Segment Information” to the condensed consolidated financial statements.

The following table reconciles income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Envestnet Wealth Solutions	$19,867	$12,379	$31,207	$29,223
Envestnet Data & Analytics	(941)	(8,960)	(5,526)	(16,888)
Nonsegment operating expenses	(14,918)	(23,676)	(29,290)	(41,329)
Income (loss) from operations	4,008	(20,257)	(3,609)	(28,994)
Other expense, net	(8,173)	(7,512)	(9,710)	(13,275)
Consolidated loss before income tax provision (benefit)	(4,165)	(27,769)	(13,319)	(42,269)
Income tax provision (benefit)	1,306	(28,382)	(658)	(24,614)
Consolidated net income (loss)	(5,471)	613	(12,661)	(17,655)
Add: Net loss attributable to non-controlling interest	547	280	401	363
Consolidated net income (loss) attributable to Envestnet, Inc.	$(4,924)	$893	$(12,260)	$(17,292)

 Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Revenues:
Asset-based	$122,246	$120,070	2%	$257,057	$229,004	12%
Subscription-based	61,410	50,078	23%	121,733	91,104	34%
Total recurring revenues	183,656	170,148	8%	378,790	320,108	18%
Professional services and other revenues	4,029	6,742	(40)%	7,315	9,487	(23)%
Total revenues	187,685	176,890	6%	386,105	329,595	17%
Operating expenses:
Cost of revenues	63,111	66,250	(5)%	132,903	122,105	9%
Compensation and benefits	62,796	56,219	12%	135,384	104,774	29%
General and administration	21,830	25,666	(15)%	47,110	45,850	3%
Depreciation and amortization	20,081	16,376	23%	39,501	27,643	43%
Total operating expenses	167,818	164,511	2%	354,898	300,372	18%
Income from operations	$19,867	$12,379	60%	$31,207	$29,223	7%

Three months ended June 30, 2020 compared to three months ended June 30, 2019 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 2% from $120,070 in the three months ended June 30, 2019 to $122,246 in the three months ended June 30, 2020. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due to the impact of new account growth and positive net flows of AUM/A in the second quarter of 2020.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from 39,727 as of June 30, 2019 to 41,206 as of June 30, 2020 and the number of AUM/A client accounts increased from approximately 2,100,000 as of June 30, 2019 to approximately 2,300,000 as of June 30, 2020.

As a percentage of total revenues, asset-based recurring revenue decreased from 68% of total revenue in the three months ended June 30, 2019 to 65% of total revenue in the three months ended June 30, 2020 primarily due to growth in subscription-based revenues.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 23% from $50,078 in the three months ended June 30, 2019 to $61,410 in the three months ended June 30, 2020.

The increase was primarily due to one additional month of operations from PIEtech in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and the addition of new clients and selling additional services to existing clients.

Professional services and other revenues

Professional services and other revenues decreased 40% from $6,742 in the three months ended June 30, 2019 to $4,029 in the three months ended June 30, 2020. The decrease was primarily due to a decrease in revenues resulting from the cancellation of our 2020 Advisor Summit.

Cost of revenues

Cost of revenues decreased 5% from $66,250 in the three months ended June 30, 2019 to $63,111 in the three months ended June 30, 2020. The decrease was primarily due to a decrease in professional services and other cost of revenues of $4,832, primarily a result of the cancellation of our 2020 Advisor Summit, partially offset by an increase in asset-based cost of revenues of $1,582, directly correlated with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues decreased from 37% in the three months ended June 30, 2019 to 34% in the three months ended June 30, 2020, primarily due to the relative increase in subscription-based revenues, which generally carries a lower cost of revenue than asset-based revenues.

Compensation and benefits

Compensation and benefits increased 12% from $56,219 in the three months ended June 30, 2019 to $62,796 in the three months ended June 30, 2020. The increase is primarily due to increases in salaries, benefits and related payroll taxes of $3,523, incentive compensation of $2,496 and one additional month of operations from PIEtech in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. As a percentage of total revenues, compensation and benefits increased from 32% in the three months ended June 30, 2019 to 33% in the three months ended June 30, 2020.

General and administration

General and administration expenses decreased 15% from $25,666 in the three months ended June 30, 2019 to $21,830 in the three months ended June 30, 2020. The decrease was primarily due to decreases in travel and entertainment expense of $3,107, non-income tax expense of $1,480, professional and legal fees of $1,437, occupancy costs of $980 and marketing expense of $798, partially offset by a increases in restructuring charges and transaction related expenses of $2,598, system development costs of $1,050 and one additional month of operations from PIEtech in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. As a percentage of total revenues, general and administration expenses decreased from 15% in the three months ended June 30, 2019 to 12% in the three months ended June 30, 2020 primarily due to decreased travel and entertainment expense as a result of actions taken by the Company as a result of COVID-19.

Depreciation and amortization

Depreciation and amortization expense increased 23% from $16,376 in the three months ended June 30, 2019 to $20,081 in the three months ended June 30, 2020. The increase was primarily due to an increase in intangible asset amortization expense of $1,800, the direct result of amortizing additional intangible assets related to our 2019 Acquisitions, an increase in internally developed software amortization expense of $1,078 and an increase in property and equipment depreciation expense of $827. As a percentage of revenues, depreciation and amortization expense increased from 9% in the three months ended June 30, 2019 to 11% in the three months ended June 30, 2020.

Six months ended June 30, 2020 compared to six months ended June 30, 2019 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 12% from $229,004 in the six months ended June 30, 2019 to $257,057 in the six months ended June 30, 2020. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due to the impact of new account growth and positive net flows of AUM/A in the first half of 2020.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from 39,727 as of June 30, 2019 to 41,206 as of June 30, 2020 and the number of AUM/A client accounts increased from approximately 2,100,000 as of June 30, 2019 to approximately 2,300,000 as of June 30, 2020.

As a percentage of total revenues, asset-based recurring revenue decreased from 69% of total revenue in the six months ended June 30, 2019 to 67% of total revenue in the six months ended June 30, 2020.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 34% from $91,104 in the six months ended June 30, 2019 to $121,733 in the six months ended June 30, 2020.

The 2019 Acquisitions contributed incremental revenues of $23,747 to subscription-based recurring revenues in the six months ended June 30, 2020. The remaining increase of $6,882 is a result of continuing to add clients and selling additional services to existing clients.

Professional services and other revenues

Professional services and other revenues decreased 23% from $9,487 in the six months ended June 30, 2019 to $7,315 in the six months ended June 30, 2020. The decrease was primarily due to a decrease in revenues as a result of the cancellation of our 2020 Advisor Summit.

Cost of revenues

Cost of revenues increased 9% from $122,105 in the six months ended June 30, 2019 to $132,903 in the six months ended June 30, 2020. The increase was primarily due to an increase in asset-based cost of revenues of $16,332, directly correlated with the increase to asset-based recurring revenues during the period. This increase was partially offset by a decrease in professional services and other cost of revenues of $4,829, primarily a result of the cancellation of our 2020 Advisor Summit. The 2019 Acquisitions had an immaterial impact to cost of revenues in the six months ended June 30, 2020. As a percentage of total revenues, cost of revenues decreased from 37% in the six months ended June 30, 2019 to 34% in the six months ended June 30, 2020, primarily due to the relative increase in subscription-based revenues, which generally carries a lower cost of revenue than asset-based revenues.

Compensation and benefits

Compensation and benefits increased 29% from $104,774 in the six months ended June 30, 2019 to $135,384 in the six months ended June 30, 2020. The increase is primarily due to increases in severance expense of $11,276, salaries, benefits and related payroll taxes of $9,739, incentive compensation of $5,137 and non-cash compensation expense of $3,741. The increase in severance expense is primarily related to several employees entering into the Early Retirement Program in the three months ended March 31, 2020. The 2019 Acquisitions contributed compensation and benefit expenses of $5,656 and $15,798 to total compensation and benefits expense in the six months ended June 30, 2019 and 2020, respectively. As a percentage of total revenues, compensation and benefits increased from 32% in the six months ended June 30, 2019 to 35% in the six months ended June 30, 2020, primarily related to the increase in severance expense related to the Early Retirement Program.

General and administration

General and administration expenses increased 3% from $45,850 in the six months ended June 30, 2019 to $47,110 in the six months ended June 30, 2020. The increase was primarily due to increases in restructuring charges and transaction related expenses of $2,628, systems development costs of $1,843, trade errors expense of $1,768 and other miscellaneous increases. These increases were partially offset by decreases in travel and entertainment expenses of $3,001, non-income tax expense of $1,429 and professional and legal fees of $1,338. General and administration expenses contributed from the 2019 Acquisitions remained consistent in the six months ended June 30, 2019 and 2020. As a percentage of total revenues, general and administration expenses decreased from 14% in the six months ended June 30, 2019 to 12% in the six months ended June 30, 2020.

Depreciation and amortization

Depreciation and amortization expense increased 43% from $27,643 in the six months ended June 30, 2019 to $39,501 in the six months ended June 30, 2020. The increase was primarily due to an increase in intangible asset amortization expense of $8,228, the direct result of amortizing additional intangible assets related to our 2019 Acquisitions, an increase in internally developed software amortization expense of $1,986 and an increase in property and equipment depreciation expense of $1,643. As a percentage of revenues, depreciation and amortization expense increased from 8% in the six months ended June 30, 2019 to 10% in the six months ended June 30, 2020.

Envestnet Data & Analytics

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Revenues:
Subscription-based	$43,569	$42,180	3%	$87,797	$84,241	4%
Professional services and other revenues	4,059	5,375	(24)%	7,950	10,275	(23)%
Total revenues	47,628	47,555	—%	95,747	94,516	1%
Operating expenses:
Cost of revenues	5,738	5,830	(2)%	10,879	11,620	(6)%
Compensation and benefits	25,802	31,593	(18)%	55,915	62,957	(11)%
General and administration	8,667	8,553	1%	17,854	18,038	(1)%
Depreciation and amortization	8,362	10,539	(21)%	16,625	18,789	(12)%
Total operating expenses	48,569	56,515	(14)%	101,273	111,404	(9)%
Loss from operations	$(941)	$(8,960)	*	$(5,526)	$(16,888)	(67)%

Three months ended June 30, 2020 compared to three months ended June 30, 2019 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 3% from $42,180 in the three months ended June 30, 2019 to $43,569 in the three months ended June 30, 2020, primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 24% from $5,375 in the three months ended June 30, 2019 to $4,059 in the three months ended June 30, 2020 due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues decreased 2% from $5,830 in the three months ended June 30, 2019 to $5,738 in the three months ended June 30, 2020. As a percentage of total revenues, cost of revenues remained consistent at 12% in the three months ended June 30, 2019 and 2020.

Compensation and benefits

Compensation and benefits decreased 18% from $31,593 in the three months ended June 30, 2019 to $25,802 in the three months ended June 30, 2020. The decrease is primarily due to decreases in salaries, benefits and related payroll taxes of $4,678, severance expense of $2,017 and non-cash compensation expense of $798, partially offset by an increase in incentive compensation of $1,242. As a percentage of total revenues, compensation and benefits decreased from 66% in the three months ended June 30, 2019 to 54% in the three months ended June 30, 2020. The decrease in compensation and benefits as a percentage of total revenues is primarily driven by increased capitalized labor costs related to internally developed software, decreased severance expense, and decreased salaries, benefits and related taxes due to lower headcount for the three months ended June 30, 2020 in comparison to the three months ended June 30, 2019.

General and administration

General and administration expenses increased 1% from $8,553 in the three months ended June 30, 2019 to $8,667 in the three months ended June 30, 2020, primarily due to an increase in legal and regulatory matters of $3,517, partially offset by a decrease of $1,982 to contingent consideration liability related to a fair value adjustment, decreases in travel and entertainment expense of $1,239 and other miscellaneous decreases. As a percentage of total revenues, general and administration expenses remained consistent at 18% in the three months ended June 30, 2019 and 2020.

Depreciation and amortization

Depreciation and amortization expense decreased 21% from $10,539 in the three months ended June 30, 2019 to $8,362 in the three months ended June 30, 2020. The decrease is primarily due to a decrease in depreciation of property and equipment of $2,224 resulting from a purchase price accounting adjustment that occurred in the three months ended June 30, 2019. As a percentage of total revenues, depreciation and amortization expense decreased from 22% in the three months ended June 30, 2019 to 18% in the three months ended June 30, 2020 primarily related to the purchase price accounting adjustment in the prior year.

Six months ended June 30, 2020 compared to six months ended June 30, 2019 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 4% from $84,241 in the six months ended June 30, 2019 to $87,797 in the six months ended June 30, 2020, primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 23% from $10,275 in the six months ended June 30, 2019 to $7,950 in the six months ended June 30, 2020 due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues decreased 6% from $11,620 in the six months ended June 30, 2019 to $10,879 in the six months ended June 30, 2020, primarily due to decreases in third party vendor expenses. As a percentage of total revenues, cost of revenues decreased from 12% in the six months ended June 30, 2019 to 11% in the six months ended June 30, 2020.

Compensation and benefits

Compensation and benefits decreased 11% from $62,957 in the six months ended June 30, 2019 to $55,915 in the six months ended June 30, 2020, primarily due to decreases in salaries, benefits, and related payroll taxes of $7,248 and severance expense of $2,404, partially offset by an increase in incentive compensation of $2,624. As a percentage of total revenues, compensation and benefits decreased from 67% in the six months ended June 30, 2019 to 58% in the six months ended June 30, 2020. The decrease in compensation and benefits as a percentage of total revenues is primarily driven by increased capitalized labor costs related to internally developed software, decreased severance expense, and decreased salaries, benefits and related taxes due to lower headcount for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

General and administration

General and administration expenses decreased 1% from $18,038 in the six months ended June 30, 2019 to $17,854 in the six months ended June 30, 2020, primarily due to a decrease of $1,982 to contingent consideration liability related to a fair value adjustment, decreases in travel and entertainment expense of $1,576, occupancy costs of $614 and communication, research and data services costs of $523, partially offset by an increase to legal and regulatory matters of $4,220. As a percentage of total revenues, general and administration expenses remained consistent at 19% in the six months ended June 30, 2019 and 2020.

Depreciation and amortization

Depreciation and amortization expense decreased from $18,789 in the six months ended June 30, 2019 to $16,625 in the six months ended June 30, 2020. The decrease is primarily due to a decrease in depreciation of property and equipment of $2,224 resulting from a purchase price accounting adjustment that occurred in the six months ended June 30, 2019. As a percentage of total revenues, depreciation and amortization expense decreased from 20% in the six months ended June 30, 2019 to 17% in the six months ended June 30, 2020 primarily due to the purchase price accounting adjustment in the prior year.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$6,967	$15,474	(55)%	$14,696	$22,272	(34)%
General and administration	7,951	8,202	(3)%	14,594	19,057	(23)%
Nonsegment operating expenses	$14,918	$23,676	(37)%	$29,290	$41,329	(29)%

Three months ended June 30, 2020 compared to three months ended June 30, 2019 for Nonsegment

Compensation and benefits

Compensation and benefits decreased 55% from $15,474 in the three months ended June 30, 2019 to $6,967 in the three months ended June 30, 2020, primarily due to decreases in incentive compensation of $9,163 and non-cash compensation expense of $799, partially offset by increases in salaries, benefits and related payroll taxes of $1,018. The decrease in incentive compensation is primarily a result of approximately $8,800 in retention bonuses paid in connection with the PIEtech Acquisition in three months ended June 30, 2019.

General and administration

General and administration expenses decreased 3% from $8,202 in the three months ended June 30, 2019 to $7,951 in the three months ended June 30, 2020, primarily due to a decrease in restructuring charges and transaction related expenses of $962, partially offset by immaterial increases in insurance and bank charges, systems development costs, and professional and legal fees.

Six months ended June 30, 2020 compared to six months ended June 30, 2019 for Nonsegment

Compensation and benefits

Compensation and benefits decreased 34% from $22,272 in the six months ended June 30, 2019 to $14,696 in the six months ended June 30, 2020, primarily due to decreases in incentive compensation of $9,610 and non-cash compensation expense of $1,718, partially offset by increases in salaries, benefits and related payroll taxes of $2,163 and severance expense of $1,219. The decrease in incentive compensation is primarily a result of approximately $8,800 in retention bonuses paid in connection with the PIEtech Acquisition in the six months ended June 30, 2019.

General and administration

General and administration expenses decreased 23% from $19,057 in the six months ended June 30, 2019 to $14,594 in the six months ended June 30, 2020, primarily due to a decrease in restructuring charges and transaction related expenses of $5,654, partially offset by increases in professional and legal fees of $674 and permits, licenses and fees of $552.

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

“Adjusted EBITDA” represents net income before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration and purchase liability, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration liability, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, gain on acquisition of equity method investment, loss allocation from equity method investments and (income) loss attributable to non-controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non-cash interest expense, non-cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration liability, amortization of acquired intangibles, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, gain on acquisition of equity method investment, loss allocation from equity method investments and (income) loss attributable to non-controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

“Adjusted net income per share” represents adjusted net income attributable to common stockholders divided by the diluted number of weighted-average shares outstanding.

Our Board and management use these non-GAAP financial measures:

•As measures of operating performance;
•For planning purposes, including the preparation of annual budgets;
•To allocate resources to enhance the financial performance of our business;
•To evaluate the effectiveness of our business strategies; and
•In communications with our Board concerning our financial performance.

Our Compensation Committee, our Board and our management may also consider adjusted EBITDA, among other factors, when determining management’s incentive compensation.

We also present adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted net revenues provide comparisons from period to period by excluding the effects of asset-based cost of revenues. While the amounts included in the calculation of adjusted net revenues are disclosed in our condensed consolidated financial statements and footnotes, management believes providing more transparency into this metric is beneficial to investors who wish to evaluate our performance in this fashion. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, deferred revenue fair value adjustment, income tax provision (benefit), non-income tax expense, restructuring charges and transaction costs, accretion on contingent consideration and purchase liability, severance, fair market value adjustment on contingent consideration liability, litigation and regulatory related expenses, foreign currency, gain on acquisition of equity method investment, loss allocation from equity method investments, (income) loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

We understand that, although adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under GAAP. In particular you should consider:

•Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect changes in, or cash requirements for, our working capital needs;

•Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect non-cash components of employee compensation;

•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we made net tax payments of $2,136 and $6,121 for the six months ended June 30, 2020 and 2019, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues and adjusted net revenues based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Total revenues	$235,313	$224,445	$481,852	$424,111
Deferred revenue fair value adjustment	77	3,414	516	3,420
Adjusted revenues	235,390	227,859	482,368	427,531
Less: Asset-based cost of revenues	(61,875)	(60,293)	(130,467)	(114,135)
Adjusted net revenues	$173,515	$167,566	$351,901	$313,396

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss)	$(5,471)	$613	$(12,661)	$(17,655)
Add (deduct):
Deferred revenue fair value adjustment	77	3,414	516	3,420
Interest income	(197)	(901)	(588)	(2,411)
Interest expense	6,634	8,263	13,768	15,359
Accretion on contingent consideration and purchase liability	311	502	910	742
Income tax provision (benefit)	1,306	(28,382)	(658)	(24,614)
Depreciation and amortization	28,443	26,915	56,126	46,432
Non-cash compensation expense	13,875	14,988	27,345	27,852
Restructuring charges and transaction costs	6,648	13,208	9,468	20,574
Severance	1,869	3,280	15,851	5,760
Fair market value adjustment on contingent consideration liability	(1,982)	—	(1,982)	—
Litigation and regulatory related expenses	3,517	—	4,220	—
Foreign currency	463	(154)	(31)	(155)
Non-income tax expense adjustment	(642)	908	(454)	1,118
Gain on acquisition of equity method investment	—	—	(4,230)	—
Loss allocation from equity method investments	1,256	347	3,286	550
(Income) loss attributable to non-controlling interest	(299)	210	(500)	241
Adjusted EBITDA	$55,808	$43,211	$110,386	$77,213

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss)	$(5,471)	$613	$(12,661)	$(17,655)
Income tax provision (benefit) (1)	1,306	(28,382)	(658)	(24,614)
Loss before income tax provision (benefit)	(4,165)	(27,769)	(13,319)	(42,269)
Add (deduct):
Deferred revenue fair value adjustment	77	3,414	516	3,420
Accretion on contingent consideration and purchase liability	311	502	910	742
Non-cash interest expense	2,983	4,646	5,945	9,262
Non-cash compensation expense	13,875	14,988	27,345	27,852
Restructuring charges and transaction costs	6,648	13,208	9,468	20,574
Severance	1,869	3,280	15,851	5,760
Fair market value adjustment on contingent consideration liability	(1,982)	—	(1,982)	—
Amortization of acquired intangibles	18,746	19,278	37,504	31,806
Litigation and regulatory related expenses	3,517	—	4,220	—
Foreign currency	463	(154)	(31)	(155)
Non-income tax expense adjustment	(642)	908	(454)	1,118
Gain on acquisition of equity method investment	—	—	(4,230)	—
Loss allocation from equity method investments	1,256	347	3,286	550
(Income) loss attributable to non-controlling interest	(299)	210	(500)	241
Adjusted net income before income tax effect	42,657	32,858	84,529	58,901
Income tax effect (2)	(10,884)	(8,388)	(21,554)	(15,020)
Adjusted net income	$31,773	$24,470	$62,975	$43,881

Basic number of weighted-average shares outstanding	53,562,850	50,870,296	53,288,741	49,526,774
Effect of dilutive shares:
Options to purchase common stock	374,070	1,164,246	519,886	1,185,480
Unvested restricted stock units	322,140	662,853	475,990	666,116
Convertible notes	—	261,075	11,719	12,532
Warrants	—	24,218	22,714	—
Diluted number of weighted-average shares outstanding	54,259,060	52,982,688	54,319,050	51,390,902
Adjusted net income per share - diluted	$0.59	$0.46	$1.16	$0.85

(1)For the three months ended June 30, 2020 and 2019, the effective tax rate computed in accordance with GAAP equaled (31.4)% and 102.2%, respectively. For the six months ended June 30, 2020 and 2019, the effective tax rate computed in accordance with GAAP equaled 4.9% and 58.2%, respectively.
(2)An estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for the three and six months ended June 30, 2020 and 2019.

Note on Income Taxes: As of December 31, 2019 we had NOL carryforwards of approximately $261,000 and $211,000 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$187,685	$47,628	$—	$235,313
Deferred revenue fair value adjustment	77	—	—	77
Adjusted revenues	187,762	47,628	—	235,390
Less: Asset-based cost of revenues	(61,875)	—	—	(61,875)
Adjusted net revenues	$125,887	$47,628	$—	$173,515

Income (loss) from operations	$19,867	$(941)	$(14,918)	$4,008
Add:
Deferred revenue fair value adjustment	77	—	—	77
Accretion on contingent consideration and purchase liability	373	(62)	—	311
Depreciation and amortization	20,081	8,362	—	28,443
Non-cash compensation expense	9,055	2,981	1,839	13,875
Restructuring charges and transaction costs	3,731	271	2,646	6,648
Non-income tax expense adjustment	(578)	(64)	—	(642)
Severance	1,437	432	—	1,869
Fair market value adjustment on contingent consideration liability	—	(1,982)	—	(1,982)
Litigation and regulatory related expenses	—	3,517	—	3,517
Income attributable to non-controlling interest	(299)	—	—	(299)
Other	(17)	—	—	(17)
Adjusted EBITDA	$53,727	$12,514	$(10,433)	$55,808

	Three Months Ended June 30, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$176,890	$47,555	$—	$224,445
Deferred revenue fair value adjustment	3,414	—	—	3,414
Adjusted revenues	180,304	47,555	—	227,859
Less: Asset-based cost of revenues	(60,293)	—	—	(60,293)
Adjusted net revenues	$120,011	$47,555	$—	$167,566

Income (loss) from operations	$12,379	$(8,960)	$(23,676)	$(20,257)
Add:
Deferred revenue fair value adjustment	3,414	—	—	3,414
Accretion on contingent consideration and purchase liability	502	—	—	502
Depreciation and amortization	16,376	10,539	—	26,915
Non-cash compensation expense	8,592	3,767	2,629	14,988
Restructuring charges and transaction costs	794	(196)	12,610	13,208
Non-income tax expense adjustment	908	—	—	908
Severance	818	2,448	14	3,280
Loss attributable to non-controlling interest	210	—	—	210
Other	43	—	—	43
Adjusted EBITDA	$44,036	$7,598	$(8,423)	$43,211

	Six Months Ended June 30, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$386,105	$95,747	$—	$481,852
Deferred revenue fair value adjustment	516	—	—	516
Adjusted revenues	386,621	95,747	—	482,368
Less: Asset-based cost of revenues	(130,467)	—	—	(130,467)
Adjusted net revenues	$256,154	$95,747	$—	$351,901

Income (loss) from operations	$31,207	$(5,526)	$(29,290)	$(3,609)
Add:
Deferred revenue fair value adjustment	516	—	—	516
Accretion on contingent consideration and purchase liability	746	164	—	910
Depreciation and amortization	39,501	16,625	—	56,126
Non-cash compensation expense	18,752	7,207	3,910	29,869
Restructuring charges and transaction costs	4,920	456	4,092	9,468
Non-income tax expense adjustment	(328)	(126)	—	(454)
Severance	12,439	2,092	1,320	15,851
Fair market value adjustment on contingent consideration liability	—	(1,982)	—	(1,982)
Litigation and regulatory related expenses	—	4,220	—	4,220
Income attributable to non-controlling interest	(500)	—	—	(500)
Other	(29)	—	—	(29)
Adjusted EBITDA	$107,224	$23,130	$(19,968)	$110,386

	Six Months Ended June 30, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$329,595	$94,516	$—	$424,111
Deferred revenue fair value adjustment	3,420	—	—	3,420
Adjusted revenues	333,015	94,516	—	427,531
Less: Asset-based cost of revenues	(114,135)	—	—	(114,135)
Adjusted net revenues	$218,880	$94,516	$—	$313,396

Income (loss) from operations	$29,223	$(16,888)	$(41,329)	$(28,994)
Add:
Deferred revenue fair value adjustment	3,420	—	—	3,420
Accretion on contingent consideration and purchase liability	742	—	—	742
Depreciation and amortization	27,643	18,789	—	46,432
Non-cash compensation expense	14,269	7,955	5,628	27,852
Restructuring charges and transaction costs	1,056	769	18,749	20,574
Non-income tax expense adjustment	1,108	10	—	1,118
Severance	1,168	4,496	96	5,760
Loss attributable to non-controlling interest	241	—	—	241
Other	65	1	2	68
Adjusted EBITDA	$78,935	$15,132	$(16,854)	$77,213

Liquidity and Capital Resources

As of June 30, 2020, we had total cash and cash equivalents of $92,244 compared to $82,505 as of December 31, 2019. We plan to use existing cash, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

As of June 30, 2020, we had $225,000 available to borrow under our revolving credit facility, subject to covenant compliance.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$65,023	$2,391
Net cash used in investing activities	(62,914)	(347,969)
Net cash provided by financing activities	8,870	133,784
Effect of exchange rate on changes on cash	(1,342)	166
Net increase (decrease) in cash, cash equivalents and restricted cash	9,637	(211,628)
Cash, cash equivalents and restricted cash, end of period	92,392	78,043

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2020 was $65,023 compared to net cash provided by operating activities of $2,391 for the same period in 2019. The increase was primarily due to:

•A decrease in net losses period over period of $4,994;
•A decrease in deferred taxes period over period of $27,393 primarily due to the 2019 reversal of a valuation allowance on certain of our deferred tax assets;
•An increase period over period for noncash addbacks for depreciation and amortization expense of $9,694; and
•An increase in the change in operating assets and liabilities of $22,469 which is primarily timing related.

These increases were partially offset by a net decrease of $938 of non-cash activity related to our equity method investments and a non-cash gain of $1,982 related to a fair market value adjustment to an outstanding contingent consideration liability.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $62,914 compared to net cash used in investing activities of $347,969 for the same period in 2019. The change was primarily a result of a decrease in cash disbursements for business acquisitions of $301,314. In January 2020, we also used $11,000 to acquire a 4.25% interest in a privately held company.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $8,870 compared to net cash provided by financing activities of $133,784 for the same period in 2019. The change was primarily the result of decreased borrowings on our revolving credit facility of $130,000.

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

Commitments and Off-Balance Sheet Arrangements

Purchase Obligations and Indemnifications

See “Part I, Note 17—Commitments and Contingencies, Legal Proceedings” for purchase obligations and indemnifications details.

Legal Proceedings

See “Part I, Note 17—Commitments and Contingencies, Legal Proceedings” for legal proceedings details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the three and six months ended June 30, 2020, 52% and 53% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net loss to increase. If there are continued financial market declines for COVID-19 or any other matter, our asset-based revenues may negatively be impacted in future periods.

Foreign Currency Risk

A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the three and six months ended June 30, 2020, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of approximately $325 and $843 to pre-tax earnings, respectively.

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and six months ended June 30, 2020, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $1,922 and $3,374 to pre-tax earnings, respectively, and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $1,573 and $2,760 to pre-tax earnings, respectively.

Interest Rate Risk

We are subject to market risk from changes in interest rates. We have a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50% and 3.25%. As LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended Credit Agreement. Interest charged on the revolving credit facility for the second quarter of 2020 was approximately 2.6%. As of June 30, 2020, there was $275,000 of revolving credit amounts outstanding under the Amended Credit Agreement. We incurred interest expense of $2,142 and $4,813 for the three and six months ended June 30, 2020, respectively, related to the Amended Credit Agreement. A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense by approximately $578 on an annual basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Note 17—Commitments and Contingencies - Legal Proceedings is incorporated herein by reference.

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
On March 11, 2020, the World Health Organization declared Coronavirus Disease 2019 (“COVID-19”) a pandemic disease. The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures are, among other things, severely restricting global economic activity, which is disrupting supply chains, lowering asset and equity market valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruption in the financial markets.
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

For the six months ended June 30, 2020, approximately 53% of the Company's revenues result from asset-based fee billing arrangements. These fees are generally based upon variable percentages of assets managed or administered under the Company's platforms. Approximately 90% of the Company's asset-based fee arrangements are billed at the beginning of each quarter based on the market value of customer assets on its platforms as of the end of the prior quarter. If current economic conditions deteriorate, there may be an ongoing adverse effect on our business, including our results of operations and financial condition, as a result of, among other things:
•adverse equity market conditions, volatility in the financial markets and unforeseen investment trends resulting in a reduction in our asset-based fees;
•a decline in new client conversions as a result of extended sales cycles and longer implementation periods as clients work remotely;
•the negative impact of the pandemic on our clients and key vendors, market participants and other third-parties with whom we do business;
•the disruption to our workforce due to illness and health concerns, potential limitations on our remote work environment, and government-imposed restrictions, laws and regulations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

There were no purchases of equity securities made under our share repurchase program in the three months ended June 30, 2020. As of June 30, 2020, 1,956,390 of shares could still be purchased under this program.

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

________________________________

* The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (iii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019; (iv) the Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2020 and 2019; (vi) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2020.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer