Form 10-Q
period 2020-09-30
ENVESTNET, INC.
filed 2020-11-06
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of October 30, 2020, Envestnet, Inc. had 53,949,796 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$362,918	$82,505
Fees receivable, net	76,328	67,815
Prepaid expenses and other current assets	41,966	32,183
Total current assets	481,212	182,503

Property and equipment, net	48,983	53,756
Internally developed software, net	87,478	60,263
Intangible assets, net	452,583	505,589
Goodwill	906,697	879,850
Operating lease right-of-use assets, net	76,090	82,796
Other non-current assets	48,218	37,127
Total assets	$2,101,261	$1,801,884

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$141,290	$137,944
Accounts payable	29,609	17,277
Operating lease liabilities	13,835	13,816
Contingent consideration	1,549	—
Deferred revenue	40,037	34,753
Total current liabilities	226,320	203,790

Convertible Notes	749,918	305,513
Revolving credit facility	—	260,000
Contingent consideration	11,741	9,045
Deferred revenue	2,307	5,754
Non-current operating lease liabilities	83,820	88,365
Deferred tax liabilities, net	36,088	29,481
Other non-current liabilities	37,700	32,360
Total liabilities	1,147,894	934,308

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 67,584,956 and 66,320,706 shares issued as of September 30, 2020 and December 31, 2019, respectively; 53,884,899 and 52,841,706 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	337	331
Additional paid-in capital	1,150,198	1,037,141
Accumulated deficit	(87,155)	(75,664)
Treasury stock at cost, 13,700,057 and 13,479,000 shares as of September 30, 2020 and December 31, 2019, respectively	(107,248)	(90,965)
Accumulated other comprehensive loss	(1,459)	(1,749)
Total stockholders’ equity	954,673	869,094
Non-controlling interest	(1,306)	(1,518)
Total equity	953,367	867,576
Total liabilities and equity	$2,101,261	$1,801,884

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Asset-based	$137,744	$126,591	$394,801	$355,595
Subscription-based	107,897	100,583	317,427	275,928
Total recurring revenues	245,641	227,174	712,228	631,523
Professional services and other revenues	6,918	8,906	22,183	28,668
Total revenues	252,559	236,080	734,411	660,191

Operating expenses:
Cost of revenues	78,545	71,870	222,327	205,595
Compensation and benefits	94,428	95,587	300,423	285,590
General and administration	38,979	42,016	118,537	124,961
Depreciation and amortization	28,951	26,735	85,077	73,167
Total operating expenses	240,903	236,208	726,364	689,313

Income (loss) from operations	11,656	(128)	8,047	(29,122)
Other expense, net	(8,836)	(9,813)	(18,546)	(23,088)
Income (loss) before income tax provision (benefit)	2,820	(9,941)	(10,499)	(52,210)

Income tax provision (benefit)	497	(6,977)	(161)	(31,591)

Net income (loss)	2,323	(2,964)	(10,338)	(20,619)
Add: Net (income) loss attributable to non-controlling interest	(413)	(116)	(12)	247
Net income (loss) attributable to Envestnet, Inc.	$1,910	$(3,080)	$(10,350)	$(20,372)

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$0.04	$(0.06)	$(0.19)	$(0.40)
Diluted	$0.03	$(0.06)	$(0.19)	$(0.40)

Weighted average common shares outstanding:
Basic	53,800,048	52,215,469	53,464,101	50,414,427
Diluted	55,558,983	52,215,469	53,464,101	50,414,427

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Envestnet, Inc.	$1,910	$(3,080)	$(10,350)	$(20,372)
Foreign currency translation gains (losses), net of taxes	1,739	(1,458)	290	(1,124)
Comprehensive income (loss) attributable to Envestnet, Inc.	$3,649	$(4,538)	$(10,060)	$(21,496)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2019	66,320,706	$331	(13,479,000)	$(90,965)	$1,037,141	$(1,749)	$(75,664)	$(1,518)	$867,576
Adoption of ASC 326	—	—	—	—	—	—	(1,141)	—	$(1,141)
Exercise of stock options	357,974	2	—	—	3,406	—	—	—	3,408
Issuance of common stock - vesting of restricted stock units	398,881	2	—	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	13,765	—	—	—	13,765
Shares withheld to satisfy tax withholdings	—	—	(130,164)	(9,199)	—	—	—	—	(9,199)
Foreign currency translation gain (loss), net of taxes	—	—	—	—	—	(3,024)	—	—	(3,024)
Net income (loss)	—	—	—	—	—	—	(7,336)	146	(7,190)
Balance, March 31, 2020	67,077,561	$335	(13,609,164)	$(100,164)	$1,054,312	$(4,773)	$(84,141)	$(1,372)	$864,197
Exercise of stock options	184,475	1	—	—	3,274	—	—	—	3,275
Issuance of common stock - vesting of restricted stock units	134,207	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	13,006	—	—	—	13,006
Shares withheld to satisfy tax withholdings	—	—	(43,697)	(3,617)	—	—	—	—	(3,617)
Transfer of non-controlling units	—	—	—	—	910	—	—	(139)	771
Foreign currency translation gain (loss), net of taxes	—	—	—	—	—	1,575	—	—	1,575
Net income (loss)	—	—	—	—	—	—	(4,924)	(547)	(5,471)
Balance, June 30, 2020	67,396,243	$337	(13,652,861)	$(103,781)	$1,071,502	$(3,198)	$(89,065)	$(2,058)	$873,737
Exercise of stock options	44,672	—	—	—	1,370	—	—	—	1,370
Issuance of common stock - vesting of restricted stock units	144,041	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	15,729	—	—	—	15,729
Shares withheld to satisfy tax withholdings	—	—	(47,196)	(3,467)	—	—	—	—	(3,467)
Capital contribution - non-controlling interest	—	—	—	—	(339)	—	—	339	—
Issuance of Convertible Notes due 2025, net of offering costs and taxes of $8,617	—	—	—	—	61,936	—	—	—	61,936
Foreign currency translation gain (loss), net of taxes	—	—	—	—	—	1,739	—	—	1,739
Net income (loss)	—	—	—	—	—	—	1,910	413	2,323
Balance, September 30, 2020	67,584,956	$337	(13,700,057)	$(107,248)	$1,150,198	$(1,459)	$(87,155)	$(1,306)	$953,367
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2018	61,238,898	$306	(13,117,098)	$(67,858)	$761,128	$(994)	$(58,882)	$(1,098)	$632,602
Exercise of stock options	200,326	1	—	—	3,162	—	—	—	3,163
Issuance of common stock - vesting of restricted stock units	479,479	2	—	—	—	—	—	—	2
Acquisition of business	15,755	—	—	—	772	—	—	—	772
Stock-based compensation expense	—	—	—	—	12,864	—	—	—	12,864
Shares withheld to satisfy tax withholdings	—	—	(160,456)	(9,819)	—	—	—	—	(9,819)
Foreign currency translation gain (loss)	—	—	—	—	—	222	—	—	222
Net income (loss)	—	—	—	—	—	—	(18,185)	(83)	(18,268)
Balance, March 31, 2019	61,934,458	309	(13,277,554)	(77,677)	777,926	(772)	(77,067)	(1,181)	621,538
Exercise of stock options	114,109	1	—	—	1,750	—	—	—	1,751
Issuance of common stock - vesting of restricted stock units	182,390	1	—	—	—	—	—	—	1
Acquisition of business	3,184,713	16	—	—	222,468	—	—	—	222,484
Stock-based compensation expense	—	—	—	—	13,434	—	—	—	13,434
Shares withheld to satisfy tax withholdings	—	—	(67,960)	(6,143)	—	—	—	—	(6,143)
Foreign currency translation gain (loss)	—	—	—	—	—	112	—	—	112
Net income (loss)	—	—	—	—	—	—	893	(280)	613
Balance, June 30, 2019	65,415,670	327	(13,345,514)	(83,820)	1,015,578	(660)	(76,174)	(1,461)	853,790
Exercise of stock options	225,414	1	—	—	2,114	—	—	—	2,115
Issuance of common stock - vesting of restricted stock units	242,789	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	13,169	—	—	—	13,169
Shares withheld to satisfy tax withholdings	—	—	(84,538)	(3,735)	—	—	—	—	(3,735)
Foreign currency translation gain (loss)	—	—	—	—	—	(1,458)	—	—	(1,458)
Net income (loss)	—	—	—	—	—	—	(3,080)	116	(2,964)
Balance, September 30, 2019	65,883,873	$329	(13,430,052)	$(87,555)	$1,030,861	$(2,118)	$(79,254)	$(1,345)	$860,918

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(10,338)	$(20,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,077	73,167
Provision for doubtful accounts	2,323	1,243
Deferred income taxes	79	(37,626)
Non-cash compensation expense	45,721	43,167
Non-cash interest expense	12,255	17,195
Accretion on contingent consideration and purchase liability	1,308	1,240
Payments of contingent consideration	—	(578)
Fair market value adjustment to contingent consideration liability	(2,056)	—
Gain on acquisition of equity method investment	(4,230)	—
Loss allocation from equity method investments	4,280	1,507
Impairment of right of use assets	1,426	—
Other	556	—
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	(10,825)	6,164
Prepaid expenses and other current assets	(11,139)	(4,784)
Other non-current assets	(1,807)	(6,113)
Accrued expenses and other liabilities	3,393	(9,732)
Accounts payable	12,084	(6,859)
Deferred revenue	1,488	1,231
Other non-current liabilities	2,084	3,242
Net cash provided by operating activities	131,679	61,845

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,824)	(16,098)
Capitalization of internally developed software	(40,257)	(23,649)
Investments in private companies	(13,875)	(3,200)
Acquisitions of businesses, net of cash acquired	(20,257)	(321,571)
Net cash used in investing activities	(83,213)	(364,518)

-continued-

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes due 2025	517,500	—
Convertible Notes due 2025 issuance costs	(14,540)	—
Proceeds from borrowings on revolving credit facility	45,000	175,000
Payments on revolving credit facility	(305,000)	(75,000)
Revolving credit facility issuance costs	—	(2,103)
Payments of deferred consideration on prior acquisitions	(1,879)	—
Payments of contingent consideration	—	(171)
Proceeds from exercise of stock options	8,053	7,029
Taxes paid in lieu of shares issued for stock-based compensation	(16,283)	(19,697)
Issuance of restricted stock units	3	4
Net cash provided by financing activities	232,854	85,062

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,009)	(178)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	280,311	(217,789)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	82,755	289,671

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$363,066	$71,882

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$5,349	$7,826
Supplemental disclosure of cash flow information - cash paid during the period for interest	9,652	7,813
Supplemental disclosure of non-cash operating, investing and financing activities:
Common stock issued in acquisition of business	—	222,484
Contingent consideration issued in acquisition of businesses	5,239	15,880
Accrued payment to fund deferred compensation liability included in accounts payable	—	—
Purchase liabilities included in other non-current liabilities	—	5,468
Purchase liabilities included in accrued expenses and other liabilities	632	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,104	2,262
Membership interest liabilities included in other non-current liabilities	3,221	3,700
Common stock issued to settle purchase liability	—	772
Leasehold improvements funded by lease incentive	1,766	—
Transfer of non-controlling units	771	—

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

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2019 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2020 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$362,918	$71,632
Restricted cash included in prepaid expenses and other current assets	—	82
Restricted cash included in other non-current assets	148	168
Total cash, cash equivalents and restricted cash	$363,066	$71,882

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Financial Impacts Related To COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the overall financial effect of the pandemic at this time, if the pandemic continues, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. As of September 30, 2020, these condensed consolidated financial statements do not reflect any adjustments as a result of the pandemic.

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
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” This update simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2021. Early adoption of the standard is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.

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

The private services company is and remains a client of the Company and has thus been determined to be a related party. Revenues from the private services company totaled $2,883 and $7,956 in the three and nine months ended September 30, 2020. As of September 30, 2020, the Company had recorded a net receivable of $1,803 from the private services company.

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

In June 2020, the Company determined that certain performance targets for this acquisition would not be met. As a result, the Company reduced the contingent consideration liability plus accrued interest associated with this acquisition by $1,982 and recorded this as a reduction to general and administration expenses. In September 2020, the Company further reduced the contingent consideration liability associated with this acquisition by an immaterial amount. Future changes to the estimated fair value of the contingent consideration, if any, will be recognized in earnings of the Company.

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

The Company previously owned approximately 45% of the outstanding units in this private financial technology design company, and accounted for it as an equity method investment. Based upon the estimated value of the private financial technology design company of $11,026, the Company paid estimated consideration of $5,946, net of cash acquired, for the remaining outstanding units. As a result of the acquisition, the Company recognized a gain of $4,230 in the first quarter of 2020

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
on the re-measurement to fair value of its previously held interest, which is included in other expense, net in the condensed consolidated statements of operations
In connection with the Private Financial Technology Design Company Acquisition, the Company recorded estimated total goodwill of $9,241, of which approximately $6,658 is deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $2,000. The tangible assets acquired and liabilities assumed were not material.

The results of the private financial technology design company's operations are included in the condensed consolidated statements of operations beginning March 3, 2020 and were not considered material to the Company’s results of operations.

For the three and nine months ended September 30, 2020, acquisition related costs for the Company's 2020 acquisitions were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2020.

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

Pro Forma Financial Information

On April 1, 2019, the Company acquired certain of the assets, primarily consisting of intangible assets, and the assumption of certain liabilities of the PortfolioCenter business (“PortfolioCenter”) from Performance Technologies, Inc., a wholly-owned subsidiary of The Charles Schwab Corporation. On May 1, 2019, the Company acquired all of the outstanding shares of capital stock of PIEtech, Inc. (“PIEtech”). The following pro forma financial information presents the combined results of operations of Envestnet, PortfolioCenter and PIEtech for the nine months ended September 30, 2019 and assumes the acquisitions of PortfolioCenter and PIEtech had occurred as of the beginning of 2018. The results of the Company's other acquisitions since January 1, 2019 are not included in the pro forma financial information presented below as they were not considered material to the Company's results of operations.

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

Nine Months Ended September 30,
2019
Revenues	$679,355
Net loss attributable to Envestnet, Inc.	$(22,754)
Net loss per share attributable to Envestnet, Inc.:
Basic	$(0.44)
Diluted	$(0.44)

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2020	2019
Prepaid technology	$9,882	$8,178
Income tax prepayments and receivables	7,917	—
Advance payroll taxes and benefits	5,967	5,446
Non-income tax receivables	5,142	5,555
Prepaid insurance	2,179	1,919
Prepaid outside information services	2,121	2,209
Other	8,758	8,876
Total prepaid expenses and other current assets	$41,966	$32,183

5.Property and Equipment, Net

Property and equipment, net consists of the following:

		September 30,	December 31,
	Estimated Useful Life	2020	2019
Cost:
Computer equipment and software	3 years	$72,572	$72,190
Leasehold improvements	Shorter of the lease term or useful life of the asset	37,840	34,645
Office furniture and fixtures	3-7 years	11,036	10,832
Office equipment and other	3-5 years	7,016	6,850
Building and building improvements	7-39 years	2,669	2,647
Land	Not applicable	940	940
		132,073	128,104
Less: accumulated depreciation and amortization		(83,090)	(74,348)
Total property and equipment, net		$48,983	$53,756

During the three and nine months ended September 30, 2020, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $964 and $5,459, respectively. During the three and nine months ended September 30, 2020, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $1,413 and $2,097, respectively.

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

Gains and losses on asset retirements during the three and nine months ended September 30, 2020 and 2019 were not material.

Depreciation and amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Depreciation and amortization expense	$5,341	$4,693	$16,021	$15,810

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
6.Internally Developed Software

Internally developed software consists of the following:

		September 30,	December 31,
	Estimated Useful Life	2020	2019
Internally developed software	5 years	$144,968	$104,703
Less: accumulated amortization		(57,490)	(44,440)
Internally developed software, net		$87,478	$60,263

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization expense	$5,100	$2,800	$13,042	$8,533

7.Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total
Balance at December 31, 2019	$583,247	$296,603	$879,850
Acquisitions	20,173	7,017	27,190
Foreign currency and other	(70)	(273)	(343)
Balance at September 30, 2020	$603,350	$303,347	$906,697

Intangible assets, net consist of the following:

	September 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	$591,520	$(186,296)	$405,224	$591,520	$(148,517)	$443,003
Proprietary technologies	89,914	(57,897)	32,017	87,714	(44,165)	43,549
Trade names	33,700	(18,358)	15,342	33,700	(14,663)	19,037
Total intangible assets	$715,134	$(262,551)	$452,583	$712,934	$(207,345)	$505,589

There were no material retirements of intangible assets during the three and nine months ended September 30, 2020 and 2019.

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization expense	$18,510	$19,242	$56,014	$48,824

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
8.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued compensation and related taxes	$55,286	$53,627
Accrued investment manager fees	54,127	48,720
Non-income tax payables	8,816	11,040
Accrued professional services	5,696	3,833
Accrued technology	4,020	3,042
Accrued transaction costs	2,970	2,482
Accrued charitable contribution	—	5,020
Other accrued expenses	10,375	10,180
Total accrued expenses and other liabilities	$141,290	$137,944

In the fourth quarter of 2019, the Company offered a voluntary early retirement program (the “Early Retirement Program”) to employees over a certain age, who have a combined age and years of experience with the Company of at least 65 years. Employees had until January 31, 2020 to voluntarily accept the program with separation of service no later than March 31, 2020. In connection with this program, the Company recorded approximately $12,000 of severance expense during the nine months ended September 30, 2020. As of September 30, 2020, the Company has accrued approximately $868 in accrued compensation and related taxes and $2,336 recorded in other non-current liabilities. As of December 31, 2019, the Company had accrued approximately $1,733 in accrued compensation and related taxes and $599 recorded in other non-current liabilities. These payments will extend through 2030.

9.Debt

The Company’s outstanding debt obligations as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Revolving credit facility balance	$—	$260,000

Convertible Notes due 2023	$345,000	$345,000
Unaccreted discount on Convertible Notes due 2023	(26,444)	(33,491)
Unamortized issuance costs on Convertible Notes due 2023	(4,733)	(5,996)
Convertible Notes due 2023 carrying value(1)	$313,823	$305,513

Convertible Notes due 2025	$517,500	$—
Unaccreted discount on Convertible Notes due 2025	(69,104)	—
Unamortized issuance costs on Convertible Notes due 2025	(12,301)	—
Convertible Notes due 2025 carrying value(2)	$436,095	$—
(1) The effective interest rate on the liability component of the Convertible Notes due 2023 was 6% for the three and nine months ended September 30, 2020 and 2019.

(2) The effective interest rate on the liability component of the Convertible Notes due 2025 was 4% for the three months ended September 30, 2020.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Accretion of debt discount	$3,816	$3,846	$8,496	$11,388
Interest on revolving credit facility	1,259	1,529	5,786	2,725
Coupon interest	1,951	2,264	4,962	6,792
Amortization of issuance costs	922	1,160	2,186	2,880
Undrawn and other fees	191	187	477	560
Total interest expense	$8,139	$8,986	$21,907	$24,345

Convertible Notes due 2025

In August 2020, the Company issued $517,500 of Convertible Notes due 2025 that mature on August 15, 2025. The Convertible Notes due 2025 bear interest at a rate of 0.75 percent per annum payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning on February 15, 2021. The Convertible Notes due 2025 are general unsecured obligations, subordinated in right of payment to our obligations under the Company's revolving credit facility. The notes are structurally subordinated to the indebtedness and other liabilities of any of the Company's subsidiaries, other than its wholly owned subsidiary, Envestnet Asset Management, Inc., which will fully and unconditionally guarantee the notes on an unsecured basis. The Convertible Notes due 2025 rank equally in right of payment with all of the Company's other existing and future senior indebtedness.

Upon the occurrence of a “fundamental change,” as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Convertible Notes due 2025 for cash at 100% of the principal amount of the Convertible Notes due 2025 being purchased, plus any accrued and unpaid interest. The Company may redeem for cash all or any portion of the notes, at our option, on or after August 15, 2023 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, consecutive or non-consecutive, within a 30 consecutive trading day period ending on, and including, any of the five trading days immediately preceding the date on which the Company provides notice of redemption.

The Convertible Notes due 2025 are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 9.3682 shares per one thousand principal amount of the Convertible Notes due 2025, which represents a conversion price of $106.74 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes due 2025 at their option at any time prior to the close of business on the business day immediately preceding February 15, 2025, under certain circumstances. The Company’s stated policy is to settle the debt component of the Convertible Notes due 2025 at least partially or wholly in cash. This policy is based both on the Company’s intent and its ability to settle these instruments in cash.

The Company has separately accounted for the liability and equity components of the Convertible Notes due 2025 by allocating the proceeds from issuance of the Convertible Notes due 2025 between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $61,936 to the equity component, net of offering costs of $1,982 and taxes of $6,634. The Company recorded a discount on the Convertible Notes due 2025 of $70,552 which will be accreted and recorded as additional interest expense over the life of the Convertible Notes due 2025.

Amended Credit Agreement

The credit agreement under which the Company's revolving credit facility was issued (the “Amended Credit Agreement”) includes certain financial covenants and, as of September 30, 2020, the Company was in compliance with these requirements.

See “Note 14—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income per share.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
10.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, based on the three-tier fair value hierarchy:

	September 30, 2020
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$319,489	$319,489	$—	$—
Assets to fund deferred compensation liability	9,391	—	—	9,391
Total assets	$328,880	$319,489	$—	$9,391
Liabilities:
Contingent consideration	$13,290	$—	$—	$13,290
Deferred compensation liability	8,178	8,178	—	—
Total liabilities	$21,468	$8,178	$—	$13,290

	December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$37,730	$37,730	$—	$—
Assets to fund deferred compensation liability	8,390	—	—	8,390
Total assets	$46,120	$37,730	$—	$8,390
Liabilities:
Contingent consideration	$9,045	$—	$—	$9,045
Deferred compensation liability	8,208	8,208	—	—
Total liabilities	$17,253	$8,208	$—	$9,045

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

The table below presents a reconciliation of the Company's contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2019 to September 30, 2020:

Fair Value of Contingent Consideration Liabilities
Balance at December 31, 2019	$9,045
Private technology company acquisition	5,239
Fair market value adjustment on contingent consideration liability	(2,056)
Accretion on contingent consideration	1,062
Balance at September 30, 2020	$13,290

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The table below presents a reconciliation of the assets used to fund deferred the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2019 to September 30, 2020:

Fair Value of Assets to Fund Deferred Compensation Liability
Balance at December 31, 2019	$8,390
Contributions	1,060
Fair value adjustments	(59)
Balance at September 30, 2020	$9,391

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

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the nine months ended September 30, 2020.

Fair Value of Debt Agreements and Other Financial Assets and Liabilities

The Company considered the Convertible Notes due 2023 and the Convertible Notes due 2025 to be Level II liabilities at September 30, 2020 and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on September 30, 2020 (See “Note 9—Debt”).

As of September 30, 2020 and December 31, 2019, the carrying value of the Convertible Notes due 2023 equaled $313,823 and $305,513, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of September 30, 2020 and December 31, 2019, the estimated fair value of the Convertible Notes due 2023 was $442,104 and $414,852, respectively.

As of September 30, 2020, the carrying value of the Convertible Notes due 2025 equaled $436,095, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of September 30, 2020, the estimated fair value of the Convertible Notes due 2025 was $520,486.

As of September 30, 2020 and December 31, 2019, there was $0 and $260,000, respectively, outstanding on the revolving credit facility under the Amended Credit Agreement. The Company considered the revolving credit facility to be a Level I liability as of September 30, 2020 and December 31, 2019 (See “Note 9—Debt”).

The Company considered the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2020 based upon the short-term nature of these assets and liabilities.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
11.Revenues and Cost of Revenues

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended September 30,
	2020			2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$137,744	$—	$137,744	$126,591	$—	$126,591
Subscription-based	62,783	45,114	107,897	57,353	43,230	100,583
Total recurring revenues	200,527	45,114	245,641	183,944	43,230	227,174
Professional services and other revenues	3,767	3,151	6,918	4,280	4,626	8,906
Total revenues	$204,294	$48,265	$252,559	$188,224	$47,856	$236,080

	Nine Months Ended September 30,
	2020			2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$394,801	$—	$394,801	$355,595	$—	$355,595
Subscription-based	184,516	132,911	317,427	148,457	127,471	275,928
Total recurring revenues	579,317	132,911	712,228	504,052	127,471	631,523
Professional services and other revenues	11,082	11,101	22,183	13,767	14,901	28,668
Total revenues	$590,399	$144,012	$734,411	$517,819	$142,372	$660,191

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fidelity	15%	15%	15%	15%

Fidelity accounted for 18% of the Envestnet Wealth Solutions segment's revenues for each of the three and nine months ended September 30, 2020. Fidelity accounted for 19% of the Envestnet Wealth Solutions segment's revenues for each of the three and nine months ended September 30, 2019.

No single customer accounted for over 10% of the Envestnet Data & Analytics segment's revenue for any period presented.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$247,692	$228,427	$718,246	$638,008
International (1)	4,867	7,653	16,165	22,183
Total revenues	$252,559	$236,080	$734,411	$660,191
(1) No foreign country accounted for more than 10% of the Company's total revenues.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020:

Years ending December 31,
Remainder of 2020	$62,167
2021	198,655
2022	141,388
2023	74,195
2024	39,180
Thereafter	31,013
Total	$546,598

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

Contract Balances

Total deferred revenue as of September 30, 2020 increased by $1,837 during the nine months ended September 30, 2020, primarily the result of revenue growth, timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $5,209 and $4,434 for the three months ended September 30, 2020 and 2019, respectively. The amount of revenue recognized that was included in the opening deferred revenue balance was $31,038 and $21,022 for the nine months ended September 30, 2020 and 2019, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $10,326 and $9,387 as of September 30, 2020 and December 31, 2019, respectively. Amortization expense for the deferred sales incentive compensation was $861 and $1,099 for the three months ended September 30, 2020, and 2019, respectively. Amortization expense for the deferred sales incentive compensation was $2,933 and $2,503 for the nine months ended September 30, 2020, and 2019, respectively. Deferred sales incentive compensation is included in other non-current assets on the condensed consolidated balance sheets and amortization expense is included in compensation and benefits expenses on the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the periods.

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

Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Asset-based	$71,133	$64,339	$201,600	$178,474
Subscription-based	7,291	7,278	20,375	21,652
Professional services and other	121	253	352	5,469
Total cost of revenues	$78,545	$71,870	$222,327	$205,595

12.Stock-Based Compensation

The Company has stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under the 2004 Stock Incentive Plan (the “2004 Plan”), the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”).

As of September 30, 2020, the maximum number of common shares available for future issuance under the Company’s plans is 1,385,029.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation expense	$15,729	$13,169	$42,500	$39,467
Tax effect on stock-based compensation expense	(4,011)	(3,438)	(10,837)	(10,305)
Net effect on income	$11,718	$9,731	$31,663	$29,162

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% and 26.1% for the three and nine months ended September 30, 2020 and 2019, respectively.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2019	1,150,586	$25.66	3.4	$50,590
Granted	—	—
Exercised	(587,121)	18.02
Forfeited	(7,213)	48.70
Outstanding as of September 30, 2020	556,252	33.44	3.9	24,324
Options exercisable	516,073	$32.22	3.5	$23,191

Exercise prices of stock options outstanding as of September 30, 2020 range from $10.40 to $55.29. At September 30, 2020, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.3 years.

Restricted Stock Units

The Company has granted restricted stock units and performance-based stock units to employees that are unvested. Performance-based stock units vest upon the achievement of certain pre-established business and financial metrics as well as a subsequent service condition. The business and financial metrics governing the vesting of these performance-based stock units provide thresholds that dictate the number of shares to vest upon each evaluation date, which range from 50% to 150%. If these metrics are achieved, as defined in the individual grant terms, these shares would cliff vest three years from the grant date.

The following is a summary of the activity for unvested restricted stock units and performance stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	1,318,870	$58.88	254,118	$67.96
Granted	956,494	74.55	67,793	81.42
Vested	(677,129)	57.51	—	—
Forfeited	(120,421)	61.04	(33,010)	64.70
Outstanding as of September 30, 2020	1,477,814	69.48	288,901	71.49

At September 30, 2020, there was $85,651 of unrecognized stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted-average period of 2.0 years. At September 30, 2020, there was $11,153 of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units, which the Company expects to recognize over a weighted-average period of 1.9 years.

13. Income Taxes

The following table includes the Company’s income (loss) before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income (loss) before income tax provision (benefit)	$2,820	$(9,941)	$(10,499)	$(52,210)
Income tax provision (benefit)	497	(6,977)	(161)	(31,591)
Effective tax rate	17.6%	70.2%	1.5%	60.5%

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
 For the three and nine months ended September 30, 2020, the Company’s effective tax rate differed from the statutory rate primarily due to the change in the valuation allowance the Company has placed on a portion of its US deferred tax assets and the impact of state and local taxes, partially offset by permanent book-tax differences, the windfall from stock-based compensation, the impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) related to net operating loss carryback, and federal and state research and development (“R&D”) credits.

For the three months ended September 30, 2019, the Company's effective tax rate differed from the statutory rate primarily due to the windfall from stock-based compensation, the executive compensation deduction limitation, additional accruals for uncertain tax positions and differences between the foreign tax rates and statutory US tax rate.

For the nine months ended September 30, 2019, the Company's effective tax rate differed from the statutory rate primarily due to the release of the Company's valuation allowance of $21,907 as a result of additional deferred tax liabilities recorded from the PIEtech acquisition, the windfall from stock-based compensation, federal and state R&D credits and additional accruals for uncertain tax positions.

The Company's total gross liability for unrecognized tax benefits, exclusive of interest and penalties, was $20,782 and $18,939 at September 30, 2020 and December 31, 2019, respectively. Of this amount, a portion of the unrecognized tax benefits was recorded as a reduction of deferred tax assets instead of a non-current liability. The portion of the unrecognized tax benefits, exclusive of interest and penalties, recorded as a non-current liability was $7,149 and $6,504 at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020, the amount of unrecognized tax benefits, including interest and penalties, that would benefit the Company's effective tax rate, if recognized, was $15,683. The Company estimates that the liability for unrecognized tax benefits could decrease by $10,690 in the next twelve months as it is anticipated that reviews by tax authorities will be completed.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. These amounts were not material for the three and nine months ended September 30, 2020 and 2019. The Company had accrued interest and penalties of $8,773 and $7,336 as of September 30, 2020 and December 31, 2019, respectively.

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
The Company accounts for the effect of its convertible notes (See “Note 9—Debt”) on diluted net income per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes due 2023 and Convertible Notes due 2025 will have no effect on diluted net income per share until the Company’s stock price exceeds the conversion price of $68.31 per share and $106.74 per share, respectively, and certain other criteria are met, or if the trading price of the convertible notes meets certain criteria. In the period of conversion, the convertible notes will have no impact on diluted net income per share if they are settled in cash and will have an impact on dilutive net income per share if they are settled in shares upon conversion.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic net income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$1,910	$(3,080)	$(10,350)	$(20,372)

Basic number of weighted-average shares outstanding	53,800,048	52,215,469	53,464,101	50,414,427
Basic net income (loss) per share	$0.04	$(0.06)	$(0.19)	$(0.40)

Diluted net income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$1,910	$(3,080)	$(10,350)	$(20,372)

Basic number of weighted-average shares outstanding	53,800,048	52,215,469	53,464,101	50,414,427
Effect of dilutive shares:
Options to purchase common stock	331,728	—	—	—
Unvested restricted stock units	610,442	—	—	—
Convertible notes	730,267	—	—	—
Warrants	86,498	—	—	—
Diluted number of weighted-average shares outstanding	55,558,983	52,215,469	53,464,101	50,414,427
Diluted net income (loss) per share	$0.03	$(0.06)	$(0.19)	$(0.40)
 Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Options to purchase common stock	—	1,394,009	556,252	1,394,009
Unvested RSUs and PSUs	—	1,787,608	1,766,715	1,787,608
Warrants	—	470,000	470,000	470,000
Convertible Notes	4,848,044	7,793,826	9,898,734	7,793,826
Total anti-dilutive securities	4,848,044	11,445,443	12,691,701	11,445,443

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges, and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the three and nine months ended September 30, 2020 and 2019.

See “Note 11—Revenues and Cost of Revenues” for detail of revenues by segment.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The following table presents a reconciliation from Income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Envestnet Wealth Solutions	$29,683	$17,746	$60,890	$46,969
Envestnet Data & Analytics	(1,238)	(7,112)	(6,764)	(24,000)
Nonsegment operating expenses	(16,789)	(10,762)	(46,079)	(52,091)
Income (loss) from operations	11,656	(128)	8,047	(29,122)
Other expense, net	(8,836)	(9,813)	(18,546)	(23,088)
Consolidated income (loss) before income tax provision (benefit)	2,820	(9,941)	(10,499)	(52,210)
Income tax provision (benefit)	497	(6,977)	(161)	(31,591)
Consolidated net income (loss)	2,323	(2,964)	(10,338)	(20,619)
Add: Net (income) loss attributable to non-controlling interest	(413)	(116)	(12)	247
Consolidated net income (loss) attributable to Envestnet, Inc.	$1,910	$(3,080)	$(10,350)	$(20,372)

A summary of consolidated assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	September 30,	December 31,
	2020	2019
Segment assets:
Envestnet Wealth Solutions	$1,599,797	$1,297,891
Envestnet Data & Analytics	501,464	503,993
Consolidated assets	$2,101,261	$1,801,884

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Segment depreciation and amortization:
Envestnet Wealth Solutions	$20,406	$18,414	$59,907	$46,057
Envestnet Data & Analytics	8,545	8,321	25,170	27,110
Consolidated depreciation and amortization	$28,951	$26,735	$85,077	$73,167

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Segment capital expenditures:
Envestnet Wealth Solutions	$12,676	$12,926	$34,066	$33,791
Envestnet Data & Analytics	6,373	2,423	15,015	5,956
Consolidated capital expenditures	$19,049	$15,349	$49,081	$39,747

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
16.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	September 30,	December 31,
	2020	2019
United States	$131,884	$108,992
India	3,549	3,988
Other	1,028	1,039
Total long-lived assets, net	$136,461	$114,019

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

On September 17, 2019, the Company and Yodlee filed a motion to dismiss certain of the claims in the complaint filed by FinancialApps, including the copyright infringement, unfair competition and fraud claims. On August 25, 2020, the District Court granted in part and denied in part the Company and Yodlee’s motion. Specifically, the Company and Yodlee prevailed on FinancialApps’ counts alleging copyright infringement and violations of the Illinois Deceptive Trade Practices Act. And while the Court was receptive to Envestnet and Yodlee’s argument that several of FinancialApps’ other counts are based on allegations that amount to copyright infringement—and therefore should fail due to copyright preemption—the Court found that FinancialApps had alleged enough conduct distinct from copyright infringement to survive dismissal at this early stage.

On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee’s counterclaims. On September 15, 2020, the District Court denied FinancialApps’ motion on all counts except for the breach-of-contract claim which was dismissed on a pleading technicality without prejudice. On that count, the Court granted Yodlee leave to amend its counterclaim, cure the technical deficiency, and reassert its claim. Yodlee and Envestnet filed amended counterclaims on September 30, 2020. The amended counterclaims (1) cure that technical deficiency and reassert Yodlee’s contract counterclaim; and (2) broaden the defamation counterclaims arising out of various

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
defamatory statements FinancialApps disseminated in the trade press after filing the lawsuit. The Company believes FinancialApps’s allegations are without merit and intends to defend the action and litigate the counterclaims vigorously.

The Company and Yodlee were named as defendants in a putative class action lawsuit filed on August 25, 2020, by Plaintiff Deborah Wesch in the United States District Court for the Northern District of California. On October 21, 2020, an amended class action complaint was filed by Plaintiff Wesch and nine additional named plaintiffs. The case caption is Deborah Wesch, et al., v. Yodlee, Inc., et al., Case No. 3:20-cv-05991-SK. Plaintiffs allege that Yodlee unlawfully collected their financial transaction data when plaintiffs linked their bank accounts to a mobile application that uses Yodlee’s API, and plaintiffs further allege that Yodlee unlawfully sold the transaction data to third parties. The complaint alleges violations of certain California statutes and common law, including the Unfair Competition Law, and federal statutes, including the Stored Communications Act. Plaintiffs are seeking monetary damages and equitable and injunctive relief on behalf of themselves and a putative nationwide class and California subclass of persons who provided their log-in credentials to a Yodlee-powered app in an allegedly similar manner from 2014 to the present. The Company believes that it is not properly named as a defendant in the lawsuit and it further believes, along with Yodlee, that plaintiffs’ claims are without merit. On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint, and they intend to vigorously defend the lawsuit.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded an accrual for any claims as of September 30, 2020. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of September 30, 2020 and December 31, 2019, the Company estimated a sales and use tax liability of $7,729 and $10,220, respectively, related to revenues in multiple jurisdictions. This amount is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, the Company also estimated a sales and use tax receivable of $1,825 and $3,346, respectively, related to the estimated recoverability of a portion of the liability from customers. This amount is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

More than 5,100 companies, including 17 of the 20 largest U.S. banks, 47 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIAs”), and hundreds of internet services companies, leverage Envestnet technology and services. Envestnet solutions enhance knowledge of the client, accelerate client on-boarding, improve client digital experiences, and help drive better outcomes for enterprises, advisors and their clients.

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

At the start of the COVID-19 pandemic, significant declines occurred within the equity markets. This is significant to us as we provide asset-based, subscription-based and professional services on a business-to-business-to-consumer basis to financial services clients, whereby customers offer solutions based on our platform to their end users. For the three and nine months ended September 30, 2020, approximately 55% and 54% of our revenues resulted from asset-based fee billing arrangements. Asset-based recurring revenues primarily consisted of fees for providing customers access to our platforms. These fees are generally based upon variable percentages of assets managed or administered under our platforms. Our fee percentages vary based on the level and type of services that we provide to our customers, as well as the values of existing customer accounts. The values of our customer accounts are affected by inflows or outflows of customer funds and market fluctuations. Approximately 90% of our asset-based fee arrangements are billed at the beginning of each quarter based on the market value of customer assets on our platforms as of the end of the prior quarter.

As a result of the structure of our revenue arrangements and our customer-types, our revenues during the three months ended March 31, 2020 were not materially impacted by COVID-19. While we experienced a decrease to our asset-based revenues in the second quarter of 2020 compared to the first quarter of 2020 as a result of the decline in the equity markets as of March 31, 2020, our asset-based revenues were minimally impacted in the third quarter of 2020 as the equity markets generally recovered to pre-pandemic levels as of June 30, 2020 and have continued to remain stable. We have experienced no business interruptions, nor did we lose any significant customers as a result of the COVID-19 pandemic.

For the three and nine months ended September 30, 2020, approximately 43% of revenues were subscription-based. These revenues primarily consisted of fees for providing customers continuous access to our platforms. These subscription-based fees generally include fixed fees or usage-based fees. These fees vary based on the services being offered. Our subscription-based fee arrangements are typically established through multi-year contracts.

In the event that the equity markets fall again as a result of COVID-19 or for any other reason, our revenues will be negatively impacted. Based on our most recent internal forecasts and other qualitative factors, we have determined that we currently have no impairments to our assets as of September 30, 2020. We have also not modified our revolving credit agreement in connection with the COVID-19 pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  One provision of the CARES Act provides a five-year carryback of net operating losses (“NOLs”) generated in tax years beginning after December 31, 2017 and before January 1, 2021. We estimate a refund of approximately $1,200 from the carryback of NOLs.

Investment in Private Services Company

On January 8, 2020, we acquired a 4.25% membership interest in a private services company for cash consideration of $11,000. The private services company partners with independent network advisory firms to help them grow, become more profitable and run more efficiently. We account for this investment under the equity method basis of accounting.

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

In June 2020, we determined that certain performance targets for this acquisition would not be met. As a result, we reduced the contingent consideration liability plus accrued interest associated with this acquisition by $1,982 and recorded this as a reduction to general and administration expenses. In September 2020, we further reduced the contingent consideration liability associated with this acquisition by an immaterial amount. Future changes to the estimated fair value of the contingent consideration, if any, will be recognized in our earnings.

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

We previously owned approximately 45% of the outstanding units in this private financial technology design company, and accounted for it as an equity method investment. Based upon the estimated value of the private financial technology design company of $11,026, we paid estimated consideration of $5,946, net of cash acquired, for the remaining outstanding units. As a result of the acquisition, we recognized a gain of $4,230 on the re-measurement to fair value of its previously held interest, which is included in other expense, net in the condensed consolidated statements of operations
In connection with the Private Financial Technology Design Company Acquisition, we recorded estimated total goodwill of $9,241, of which approximately $6,658 is deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $2,000. The tangible assets acquired and liabilities assumed were not material.

Private Offering of Convertible Notes due 2025

In August 2020, we issued $517,500 of convertible notes maturing on August 15, 2025 ("Convertible Notes due 2025"). Net proceeds from the offering were approximately $503,000. The Convertible Notes due 2025 bear interest at a rate of 0.75 percent per annum payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning on February 15, 2021.

The Convertible Notes due 2025 are general unsecured obligations, subordinated in right of payment to our obligations under our revolving credit facility. The Convertible Notes due 2025 are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 9.3682 shares per one thousand principal amount of the Convertible Notes due 2025, which represents a conversion price of $106.74 per share, subject to adjustment under certain conditions. See “Part I, Note 9—Debt, Convertible Notes due 2025” for more details regarding the issuance of these convertible notes.

Early Retirement Program

In the fourth quarter of 2019, we offered a voluntary early retirement program (the “Early Retirement Program”) to employees over a certain age, who have a combined age and years of experience with the Company of at least 65 years. Employees had until January 31, 2020 to voluntarily accept the program with separation of service no later than March 31, 2020. In connection with this program, we have recorded approximately $12,000 of severance expense during the nine months ended September 30, 2020. As of September 30, 2020, we have accrued approximately $868 in accrued compensation and related taxes and $2,336 recorded in other non-current liabilities. These payments will extend through 2030. As of December 31, 2019, we accrued approximately $1,733 in accrued compensation and related taxes and $599 recorded in other non-current liabilities.

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

Envestnet Wealth Solutions Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By September 30, 2020, Envestnet’s platform assets grew to more than $4.1 trillion in approximately 13 million accounts overseen by more than 105 thousand advisors.

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

•Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include over 4,600 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as nearly 900 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2019	2019	2020	2020	2020
	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$188,739	$207,083	$185,065	$215,994	$228,905
Assets under Administration (“AUA”)	316,742	343,505	312,472	344,957	375,860
Total AUM/A	505,481	550,588	497,537	560,951	604,765
Subscription	2,947,582	3,205,281	2,875,394	3,247,400	3,498,353
Total Platform Assets	$3,453,063	$3,755,869	$3,372,931	$3,808,351	$4,103,118
Platform Accounts
AUM	934,811	935,039	970,896	1,007,386	1,018,817
AUA	1,136,430	1,193,882	1,254,856	1,252,247	1,318,730
Total AUM/A	2,071,241	2,128,921	2,225,752	2,259,633	2,337,547
Subscription	9,692,714	9,793,175	10,090,172	10,003,156	10,639,399
Total Platform Accounts	11,763,955	11,922,096	12,315,924	12,262,789	12,976,946
Advisors
AUM/A	39,735	40,563	40,971	41,206	41,450
Subscription	60,319	61,180	62,077	62,404	63,862
Total Advisors	100,054	101,743	103,048	103,610	105,312

The following tables provide information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended September 30, 2020
	As of	Gross		Net	Market	As of
	6/30/2020	Sales	Redemptions	Flows	Impact	9/30/2020
	(in millions, except account data)
AUM	$215,994	$12,526	$(10,151)	$2,375	$10,536	$228,905
AUA	344,957	33,944	(19,618)	14,326	16,577	375,860
Total AUM/A	$560,951	$46,470	$(29,769)	$16,701	$27,113	$604,765
Fee-Based Accounts	2,259,633			77,914		2,337,547

The above AUM/A gross sales figures include $8.4 billion in new client conversions. We onboarded an additional $33.9 billion in subscription conversions during the three months ended September 30, 2020 bringing total conversions for the three months ended September 30, 2020 to $42.3 billion.

	Asset Rollforward - Nine Months Ended September 30, 2020
	As of	Gross		Net	Market	Reclass to	As of
	12/31/2019	Sales	Redemptions	Flows	Impact	Subscription	6/30/2020
	(in millions, except account data)
AUM	$207,083	$50,356	$(31,111)	$19,245	$2,577	$—	$228,905
AUA	343,505	90,403	(61,520)	28,883	5,417	(1,945)	375,860
Total AUM/A	$550,588	$140,759	$(92,631)	$48,128	$7,994	$(1,945)	$604,765
Fee-Based Accounts	2,128,921			229,468		(20,842)	2,337,547

The above AUM/A gross sales figures include $30.1 billion in new client conversions. We onboarded an additional $83.0 billion in subscription conversions during the nine months ended September 30, 2020 bringing total conversions for the nine months ended September 30, 2020 to $113.2 billion.

Asset and account figures in the “Reclass to Subscription” columns for the nine months ended September 30, 2020 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts. Periodically clients choose to change the way they pay for our solution, whereby they switch from an asset-based pricing model to a subscription-based model, which has increased our subscription-based metrics.
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
Over 1,400 financial institutions, financial technology innovators and financial advisory firms, including 15 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for over 33 million paid subscribers.

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

Operational Highlights

Asset-based recurring revenues increased 9% from $126,591 in the three months ended September 30, 2019 to $137,744 in the three months ended September 30, 2020. Subscription-based recurring revenues increased 7% from $100,583 in the three months ended September 30, 2019 to $107,897 in the three months ended September 30, 2020. Total revenues, which include professional services and other revenues, increased 7% from $236,080 in the three months ended September 30, 2019 to $252,559 in the three months ended September 30, 2020. The Envestnet Wealth Solutions segment's total revenues increased by $16,070 primarily due to an increase in asset-based revenues of $11,153 and an increase in subscription-based revenues of $5,430. The Envestnet Data & Analytics segment's total revenues remained consistent as increases in subscription-based revenues were offset by decreases in professional services and other revenues.

Asset-based recurring revenues increased 11% from $355,595 in the nine months ended September 30, 2019 to $394,801 in the nine months ended September 30, 2020. Subscription-based recurring revenues increased 15% from $275,928 in the nine months ended September 30, 2019 to $317,427 in the nine months ended September 30, 2020. Total revenues, which include professional services and other revenues, increased 11% from $660,191 in the nine months ended September 30, 2019 to $734,411 in the nine months ended September 30, 2020. The acquisitions of PortfolioCenter on April 1, 2019 and PIEtech on May 1, 2019 (collectively, the "2019 Acquisitions"), contributed revenues of $22,509 and $51,006 in the nine months ended September 30, 2019 and 2020, respectively. The Envestnet Wealth Solutions segment's total revenues, excluding the revenues contributed from the 2019 acquisitions, increased by $44,083 primarily due to an increase in asset-based revenues of $39,206, and an increase in subscription-based revenues of $8,530, partially offset by a decrease in professional services and other revenues of $3,653. The Envestnet Data & Analytics segment's total revenues increased by $1,640 primarily due to an increase in subscription-based revenues of $5,440, partially offset by a decrease in professional services and other revenues of $3,800.

Net income attributable to Envestnet, Inc. for the three months ended September 30, 2020 was $1,910, or $0.03 per diluted share, compared to net loss attributable to Envestnet, Inc. of $3,080, or $0.06 per diluted share, for the three months ended September 30, 2019.

Net loss attributable to Envestnet, Inc. for the nine months ended September 30, 2020 was $10,350, or $0.19 per diluted share, compared to net loss attributable to Envestnet, Inc. of $20,372, or $0.40 per diluted share, for the nine months ended September 30, 2019.

Adjusted revenues for the three months ended September 30, 2020 were $252,650, compared to adjusted revenues of $239,330 in the prior year period. Adjusted net revenues were $181,517 for the three months ended September 30, 2020, compared to adjusted net revenues of $174,991 in the prior year period. Adjusted EBITDA for the three months ended September 30, 2020 was $67,581, compared to adjusted EBITDA of $54,544 in the prior year period. Adjusted net income for the three months ended September 30, 2020 was $40,229, or $0.72 per diluted share, compared to adjusted net income of $32,422, or $0.60 per diluted share in the prior year period.

Adjusted revenues for the nine months ended September 30, 2020 were $735,018, compared to adjusted revenues of $666,861 in the prior year period. Adjusted net revenues were $533,418 for the nine months ended September 30, 2020, compared to adjusted net revenues of $488,387 in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2020 was $177,967, compared to adjusted EBITDA of $131,757 in the prior year period. Adjusted net income for the nine months ended September 30, 2020 was $103,204, or $1.88 per diluted share, compared to adjusted net income of $76,303, or $1.46 per diluted share in the prior year period.

Adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Revenues:
Asset-based	$137,744	$126,591	9%	$394,801	$355,595	11%
Subscription-based	107,897	100,583	7%	317,427	275,928	15%
Total recurring revenues	245,641	227,174	8%	712,228	631,523	13%
Professional services and other revenues	6,918	8,906	(22)%	22,183	28,668	(23)%
Total revenues	252,559	236,080	7%	734,411	660,191	11%
Operating expenses:
Cost of revenues	78,545	71,870	9%	222,327	205,595	8%
Compensation and benefits	94,428	95,587	(1)%	300,423	285,590	5%
General and administration	38,979	42,016	(7)%	118,537	124,961	(5)%
Depreciation and amortization	28,951	26,735	8%	85,077	73,167	16%
Total operating expenses	240,903	236,208	2%	726,364	689,313	5%
Income (loss) from operations	11,656	(128)	*	8,047	(29,122)	(128)%
Other expense, net	(8,836)	(9,813)	(10)%	(18,546)	(23,088)	(20)%
Income (loss) before income tax provision (benefit)	2,820	(9,941)	(128)%	(10,499)	(52,210)	(80)%
Income tax provision (benefit)	497	(6,977)	(107)%	(161)	(31,591)	(99)%
Net income (loss)	2,323	(2,964)	(178)%	(10,338)	(20,619)	(50)%
Add: Net (income) loss attributable to non-controlling interest	(413)	(116)	*	(12)	247	(105)%
Net income (loss) attributable to Envestnet, Inc.	$1,910	$(3,080)	(162)%	$(10,350)	$(20,372)	(49)%
*Not meaningful.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Asset-based recurring revenues

Asset-based recurring revenues increased 9% from $126,591 in the three months ended September 30, 2019 to $137,744 in the three months ended September 30, 2020. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, the impact of new account growth and positive net flows of AUM/A in the third quarter of 2020.

 The number of financial advisors with asset-based recurring revenue on our technology platforms increased from 39,735 as of September 30, 2019 to 41,450 as of September 30, 2020 and the number of AUM/A client accounts increased from approximately 2,100,000 as of September 30, 2019 to approximately 2,300,000 as of September 30, 2020.

As a percentage of total revenues, asset-based recurring revenues increased from 54% in the three months ended September 30, 2019 to 55% in three months ended September 30, 2020.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 7% from $100,583 in the three months ended September 30, 2019 to $107,897 in the three months ended September 30, 2020. This increase was primarily due to an increase of $5,430 in the Envestnet Wealth Solutions segment and an increase of $1,884 in the Envestnet Data & Analytics segment.

The increase in the Envestnet Wealth Solutions segment was primarily due to growth from new and existing customers.

The increase in Envestnet Data & Analytics revenue was primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 22% from $8,906 in the three months ended September 30, 2019 to $6,918 in the three months ended September 30, 2020. The decrease was primarily due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 9% from $71,870 in the three months ended September 30, 2019 to $78,545 in the three months ended September 30, 2020. The increase was primarily due to an increase in asset-based cost of revenues of $6,794, directly correlated with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues increased from 30% in the three months ended September 30, 2019 to 31% in three months ended September 30, 2020.

Compensation and benefits

Compensation and benefits remained consistent from $95,587 in the three months ended September 30, 2019 to $94,428 in the three months ended September 30, 2020. Decreases in salary, benefits and related payroll taxes of $4,878 were offset by increased incentive compensation of $2,096, non-cash compensation expense of $1,206 and other miscellaneous increases. As a percentage of total revenues, compensation and benefits decreased from 40% in the three months ended September 30, 2019 to 37% in the three months ended September 30, 2020 primarily due to lower healthcare related expenses and increased capitalized labor costs related to internally developed software in the three months ended September 30, 2020 as compared to the prior year period.

General and administration

General and administration expenses decreased 7% from $42,016 in the three months ended September 30, 2019 to $38,979 in the three months ended September 30, 2020. The decrease was primarily due to decreases in travel and entertainment of $4,299, occupancy costs of $1,729 and marketing expense of $1,269. These decreases were partially offset by increases in non-income tax expense of $1,433, system development costs of $1,284 and trade errors expense of $1,231. As a percentage of total revenues, general and administration expenses decreased from 18% in the three months ended September 30, 2019 to 15% in the three months ended September 30, 2020 primarily due to decreased travel and entertainment expense as a result of actions taken by the Company as a result of COVID-19.

Depreciation and amortization

Depreciation and amortization expense increased 8% from $26,735 in the three months ended September 30, 2019 to $28,951 in the three months ended September 30, 2020. The increase was primarily due to an increase in internally developed software amortization expense of $2,300. As a percentage of total revenues, depreciation and amortization expense remained consistent at 11% in the three months ended September 30, 2019 and 2020.

Other expense, net

Other expense, net decreased 10% from $9,813 in the three months ended September 30, 2019 to $8,836 in the three months ended September 30, 2020. The decrease was primarily due to decreased interest expense of $661 in the three months ended September 30, 2020 as compared to the same prior year period.

Income tax provision (benefit)

	Three Months Ended
	September 30,
	2020	2019
Income (loss) before income tax provision (benefit)	$2,820	$(9,941)
Income tax provision (benefit)	497	(6,977)
Effective tax rate	17.6%	70.2%

For the three months ended September 30, 2020, our effective tax rate differed from the statutory rate primarily due to the decrease in the valuation allowance we had placed on a portion of US deferred tax assets and the impact of state and local taxes, partially offset by permanent book-tax differences, the windfall from stock-based compensation, the impact of the CARES Act related to net operating loss carryback, and federal and state research and development (“R&D”) credits.

For the three months ended September 30, 2019, our effective tax rate differed from the statutory rate primarily due to the windfall from stock-based compensation, the executive compensation deduction limitation, additional accruals for uncertain tax positions and differences between the foreign tax rates and statutory US tax rate.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Asset-based recurring revenues

Asset-based recurring revenues increased 11% from $355,595 in the nine months ended September 30, 2019 to $394,801 in the nine months ended September 30, 2020. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to the impact of new account growth and positive net flows of AUM/A in the first nine months of 2020.

 The number of financial advisors with asset-based recurring revenue on our technology platforms increased from 39,735 as of September 30, 2019 to 41,450 as of September 30, 2020 and the number of AUM/A client accounts increased from approximately 2,100,000 as of September 30, 2019 to approximately 2,300,000 as of September 30, 2020.

Asset-based recurring revenues remained consistent at 54% of total revenue in the nine months ended September 30, 2019 and 2020.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 15% from $275,928 in the nine months ended September 30, 2019 to $317,427 in the nine months ended September 30, 2020. This increase was primarily due to an increase of $36,059 in the Envestnet Wealth Solutions segment and an increase of $5,440 in the Envestnet Data & Analytics segment.

The increase in the Envestnet Wealth Solutions segment was primarily due to the 2019 Acquisitions, which contributed incremental revenues of $27,529 to subscription-based recurring revenues in the nine months ended September 30, 2020. The remaining increase of $8,530 within the Envestnet Wealth Solutions segment is a result of growth from new and existing customers.

The increase in Envestnet Data & Analytics revenue was primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 23% from $28,668 in the nine months ended September 30, 2019 to $22,183 in the nine months ended September 30, 2020. The decrease was due to timing of the completion of customer projects and deployments, as well as a decrease in revenues resulting from the cancellation of our 2020 Advisor Summit.

Cost of revenues

Cost of revenues increased 8% from $205,595 in the nine months ended September 30, 2019 to $222,327 in the nine months ended September 30, 2020. The increase was primarily due to an increase in asset-based cost of revenues of $23,126, directly correlated with the increase to asset-based recurring revenues during the period. This increase was partially offset by a decrease in professional services and other cost of revenues of $5,117, primarily a result of the cancellation of our 2020 Advisor Summit. The 2019 Acquisitions had an immaterial impact to cost of revenues in the nine months ended September 30, 2020. As a percentage of total revenues, cost of revenues decreased from 31% in the nine months ended September 30, 2019 to 30% in nine months ended September 30, 2020.

Compensation and benefits

Compensation and benefits increased 5% from $285,590 in the nine months ended September 30, 2019 to $300,423 in the nine months ended September 30, 2020. The increase was primarily due to increases in severance expense of $10,421, non-cash compensation expense of $2,481 and short-term incentive compensation of $1,266. The increase in severance expense is primarily related to charges connected with the Early Retirement Program that was offered to eligible employees through January 31, 2020. The 2019 Acquisitions contributed compensation and benefit expenses of $14,339 and $22,165 to total compensation and benefits expense in the nine months ended September 30, 2019 and 2020, respectively. As a percentage of total revenues, compensation and benefits decreased from 43% in the nine months ended September 30, 2019 to 41% in the nine months ended September 30, 2020.

General and administration

General and administration expenses decreased 5% from $124,961 in the nine months ended September 30, 2019 to $118,537 in the nine months ended September 30, 2020. The decrease was primarily due to decreases in travel and entertainment expense of $9,129, occupancy costs of $2,829, marketing expenses of $2,443, a decrease of $2,056 to contingent consideration liability related to fair value adjustments and professional and legal fees of $1,095. These decreases were partially offset by increases in system development costs of $3,431, trade errors expense of $3,045, litigation and regulatory related expenses of $1,380, miscellaneous general and administration expense of $1,278 and bad debt expense of $1,080. The 2019 Acquisitions contributed general and administration expenses of $6,442 and $4,878 in the nine months ended September 30, 2019 and 2020, respectively. As a percentage of total revenues, general and administration expenses decreased from 19% in the nine months ended September 30, 2019 to 16% in the nine months ended September 30, 2020 primarily due to decreased travel and entertainment expense as a result of actions taken by the Company as a result of COVID-19.

Depreciation and amortization

Depreciation and amortization expense increased 16% from $73,167 in the nine months ended September 30, 2019 to $85,077 in the nine months ended September 30, 2020. The increase was primarily due to an increase in intangible asset amortization expense of $7,190, the direct result of amortizing additional intangible assets related to our 2019 Acquisitions, and an increase in internally developed software amortization expense of $4,509. As a percentage of total revenues, depreciation and amortization expense increased from 11% in the nine months ended September 30, 2019 to 12% in the nine months ended September 30, 2020.

Other expense, net

Other expense, net decreased 20% from $23,088 in the nine months ended September 30, 2019 to $18,546 in the nine months ended September 30, 2020. The decrease was primarily due to a gain of $4,230 recognized in the three months ended March 31, 2020 on the remeasurement of our previously held interest in the private financial technology design company combined with a gain of $2,524 recorded in the three months ended March 31, 2020 as a result of a fair value adjustment upon settlement of our former Chief Executive Officer's stock options, partially offset by increased losses recorded for our equity method investees in the nine months ended September 30, 2020 as compared to nine months ended September 30, 2019.

Income tax provision (benefit)

	Nine Months Ended
	September 30,
	2020	2019
Income (loss) before income tax provision (benefit)	$(10,499)	$(52,210)
Income tax provision (benefit)	(161)	(31,591)
Effective tax rate	1.5%	60.5%

For the nine months ended September 30, 2020, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance we had placed on a portion of US deferred tax assets and the impact of state and local taxes, partially offset by permanent book-tax differences, the windfall from stock-based compensation, the impact of the CARES Act related to net operating loss carryback, and R&D credits.

For the nine months ended September 30, 2019, our effective tax rate differed from the statutory rate primarily due to the release of our valuation allowance of $21,907 as a result of additional deferred tax liabilities recorded from the PIEtech Acquisition, the windfall from stock-based compensation, federal and state R&D credits, executive compensation deduction limitation and additional accruals for uncertain tax positions.

Segment Results

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 15—Segment Information” to the condensed consolidated financial statements.

The following table reconciles income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Envestnet Wealth Solutions	$29,683	$17,746	$60,890	$46,969
Envestnet Data & Analytics	(1,238)	(7,112)	(6,764)	(24,000)
Nonsegment operating expenses	(16,789)	(10,762)	(46,079)	(52,091)
Income (loss) from operations	11,656	(128)	8,047	(29,122)
Other expense, net	(8,836)	(9,813)	(18,546)	(23,088)
Consolidated income (loss) before income tax provision (benefit)	2,820	(9,941)	(10,499)	(52,210)
Income tax provision (benefit)	497	(6,977)	(161)	(31,591)
Consolidated net income (loss)	2,323	(2,964)	(10,338)	(20,619)
Add: Net (income) loss attributable to non-controlling interest	(413)	(116)	(12)	247
Consolidated net income (loss) attributable to Envestnet, Inc.	$1,910	$(3,080)	$(10,350)	$(20,372)

 Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Revenues:
Asset-based	$137,744	$126,591	9%	$394,801	$355,595	11%
Subscription-based	62,783	57,353	9%	184,516	148,457	24%
Total recurring revenues	200,527	183,944	9%	579,317	504,052	15%
Professional services and other revenues	3,767	4,280	(12)%	11,082	13,767	(20)%
Total revenues	204,294	188,224	9%	590,399	517,819	14%
Operating expenses:
Cost of revenues	72,435	65,752	10%	205,338	187,857	9%
Compensation and benefits	59,522	60,836	(2)%	194,906	165,610	18%
General and administration	22,248	25,476	(13)%	69,358	71,326	(3)%
Depreciation and amortization	20,406	18,414	11%	59,907	46,057	30%
Total operating expenses	174,611	170,478	2%	529,509	470,850	12%
Income from operations	$29,683	$17,746	67%	$60,890	$46,969	30%

Three months ended September 30, 2020 compared to three months ended September 30, 2019 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 9% from $126,591 in the three months ended September 30, 2019 to $137,744 in the three months ended September 30, 2020. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to the impact of new account growth and positive net flows of AUM/A in the third quarter of 2020.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from 39,735 as of September 30, 2019 to 41,450 as of September 30, 2020 and the number of AUM/A client accounts increased from approximately 2,100,000 as of September 30, 2019 to approximately 2,300,000 as of September 30, 2020.

As a percentage of total revenues, asset-based recurring revenue remained consistent at 67% of total revenue in the three months ended September 30, 2019 and 2020.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 9% from $57,353 in the three months ended September 30, 2019 to $62,783 in the three months ended September 30, 2020. The increase was primarily due to growth from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 12% from $4,280 in the three months ended September 30, 2019 to $3,767 in the three months ended September 30, 2020. The decrease was primarily due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 10% from $65,752 in the three months ended September 30, 2019 to $72,435 in the three months ended September 30, 2020. The increase was primarily due to an increase in asset-based cost of revenues of $6,794, directly correlated with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues remained consistent at 35% in the three months ended September 30, 2019 and 2020.

Compensation and benefits

Compensation and benefits decreased 2% from $60,836 in the three months ended September 30, 2019 to $59,522 in the three months ended September 30, 2020. The decrease is primarily due to a decrease in salaries, benefits and related payroll taxes of $2,300, partially offset by an increase in severance expense of $1,075. As a percentage of total revenues, compensation and benefits decreased from 32% in the three months ended September 30, 2019 to 29% in the three months ended September 30, 2020 primarily due to decreased salaries, benefits and related taxes due to increased capitalized labor costs related to internally developed software and lower healthcare related expenses for three months ended September 30, 2020 compared to the three months ended September 30, 2019.

General and administration

General and administration expenses decreased 13% from $25,476 in the three months ended September 30, 2019 to $22,248 in the three months ended September 30, 2020. The decrease was primarily due to decreases in travel and entertainment expense of $2,771, restructuring charges and transaction costs of $1,531 and marketing expense of $1,117. These decreases were partially offset by increases in non-income tax expense of $1,553 and trade errors expense of $1,231. As a percentage of total revenues, general and administration expenses decreased from 14% in the three months ended September 30, 2019 to 11% in the three months ended September 30, 2020 primarily due to decreased travel and entertainment expense as a result of actions taken by the Company as a result of COVID-19.

Depreciation and amortization

Depreciation and amortization expense increased 11% from $18,414 in the three months ended September 30, 2019 to $20,406 in the three months ended September 30, 2020. The increase was primarily due to an increase in internally developed software amortization expense of $2,002 and an increase in property and equipment depreciation expense of $586, partially offset by a decrease in intangible asset amortization expense of $595. As a percentage of revenues, depreciation and amortization expense remained consistent at 10% in the three months ended September 30, 2019 and 2020.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 11% from $355,595 in the nine months ended September 30, 2019 to $394,801 in the nine months ended September 30, 2020. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to the impact of new account growth and positive net flows of AUM/A in the first nine months of 2020.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from 39,735 as of September 30, 2019 to 41,450 as of September 30, 2020 and the number of AUM/A client accounts increased from approximately 2,100,000 as of September 30, 2019 to approximately 2,300,000 as of September 30, 2020.

As a percentage of total revenues, asset-based recurring revenue decreased from 69% of total revenue in the nine months ended September 30, 2019 to 67% of total revenue in the nine months ended September 30, 2020.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 24% from $148,457 in the nine months ended September 30, 2019 to $184,516 in the nine months ended September 30, 2020.

The 2019 Acquisitions contributed incremental revenues of $27,529 to subscription-based recurring revenues in the nine months ended September 30, 2020. The remaining increase of $8,530 is a result of growth from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 20% from $13,767 in the nine months ended September 30, 2019 to $11,082 in the nine months ended September 30, 2020. The decrease was primarily due to a decrease in revenues as a result of the cancellation of our 2020 Advisor Summit.

Cost of revenues

Cost of revenues increased 9% from $187,857 in the nine months ended September 30, 2019 to $205,338 in the nine months ended September 30, 2020. The increase was primarily due to an increase in asset-based cost of revenues of $23,126, directly correlated with the increase to asset-based recurring revenues during the period. This increase was partially offset by a decrease in professional services and other cost of revenues of $4,964, primarily a result of the cancellation of our 2020 Advisor Summit. The 2019 Acquisitions had an immaterial impact to cost of revenues in the nine months ended September 30, 2020. As a percentage of total revenues, cost of revenues decreased from 36% in the nine months ended September 30, 2019 to 35% in the nine months ended September 30, 2020.

Compensation and benefits

Compensation and benefits increased 18% from $165,610 in the nine months ended September 30, 2019 to $194,906 in the nine months ended September 30, 2020. The increase is primarily due to increases in severance expense of $12,351, salaries, benefits and related payroll taxes of $7,439, incentive compensation of $5,350 and non-cash compensation expense of $3,852. The increase in severance expense is primarily related to charges in connection with the Early Retirement Program during the three months ended March 31, 2020. The 2019 Acquisitions contributed compensation and benefit expenses of $14,339 and $22,165 to total compensation and benefits expense in the nine months ended September 30, 2019 and 2020, respectively. As a percentage of total revenues, compensation and benefits increased from 32% in the nine months ended September 30, 2019 to 33% in the nine months ended September 30, 2020.

General and administration

General and administration expenses decreased 3% from $71,326 in the nine months ended September 30, 2019 to $69,358 in the nine months ended September 30, 2020. The decrease was primarily due to decreases in travel and entertainment expenses of $5,772, marketing expense of $2,196, professional and legal fees of $1,558 and occupancy costs of $1,251. These decreases were partially offset by increases in trade errors expense of $3,000, systems development costs of $2,529 and restructuring charges and transaction costs of $1,100. The 2019 Acquisitions contributed general and administration expenses of $6,442 and $4,835 in the nine months ended September 30, 2019 and 2020, respectively. As a percentage of total revenues, general and administration expenses decreased from 14% in the nine months ended September 30, 2019 to 12% in the nine months ended September 30, 2020.

Depreciation and amortization

Depreciation and amortization expense increased 30% from $46,057 in the nine months ended September 30, 2019 to $59,907 in the nine months ended September 30, 2020. The increase was primarily due to an increase in intangible asset amortization expense of $7,633, the direct result of amortizing additional intangible assets related to our 2019 Acquisitions, an increase in internally developed software amortization expense of $3,188 and an increase in property and equipment depreciation expense of $2,229. As a percentage of revenues, depreciation and amortization expense increased from 9% in the nine months ended September 30, 2019 to 10% in the nine months ended September 30, 2020.

Envestnet Data & Analytics

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Revenues:
Subscription-based	$45,114	$43,230	4%	$132,911	$127,471	4%
Professional services and other revenues	3,151	4,626	(32)%	11,101	14,901	(26)%
Total revenues	48,265	47,856	1%	144,012	142,372	1%
Operating expenses:
Cost of revenues	6,110	6,118	—%	16,989	17,738	(4)%
Compensation and benefits	26,540	28,956	(8)%	82,455	91,913	(10)%
General and administration	8,308	11,573	(28)%	26,162	29,611	(12)%
Depreciation and amortization	8,545	8,321	3%	25,170	27,110	(7)%
Total operating expenses	49,503	54,968	(10)%	150,776	166,372	(9)%
Loss from operations	$(1,238)	$(7,112)	(83)%	$(6,764)	$(24,000)	(72)%

Three months ended September 30, 2020 compared to three months ended September 30, 2019 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 4% from $43,230 in the three months ended September 30, 2019 to $45,114 in the three months ended September 30, 2020, primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 32% from $4,626 in the three months ended September 30, 2019 to $3,151 in the three months ended September 30, 2020 due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues remained consistent from $6,118 in the three months ended September 30, 2019 to $6,110 in the three months ended September 30, 2020. As a percentage of total revenues, cost of revenues remained consistent at 13% for the three months ended September 30, 2019 and 2020.

Compensation and benefits

Compensation and benefits decreased 8% from $28,956 in the three months ended September 30, 2019 to $26,540 in the three months ended September 30, 2020. The decrease is primarily due to decreases in salaries, benefits and related payroll taxes of $3,381 and severance expense of $724, partially offset by an increase in incentive compensation of $1,060 and non-cash compensation expense of $614. As a percentage of total revenues, compensation and benefits decreased from 61% in the three months ended September 30, 2019 to 55% in the three months ended September 30, 2020. The decrease in compensation and benefits as a percentage of total revenues is primarily due to increased capitalized labor costs related to internally developed software for the three months ended September 30, 2020 in comparison to the three months ended September 30, 2019.

General and administration

General and administration expenses decreased 28% from $11,573 in the three months ended September 30, 2019 to $8,308 in the three months ended September 30, 2020. The decrease is primarily due to decreases in travel and entertainment expense of $1,244, occupancy costs of $963 and restructuring charges and transaction costs of $591. As a percentage of total revenues, general and administration expenses decreased from 24% in the three months ended September 30, 2019 to 17% in the three months ended September 30, 2020 primarily due to decreased travel and entertainment expense as a result of actions taken by the Company as a result of COVID-19 as well as decreased occupancy costs.

Depreciation and amortization

Depreciation and amortization expense increased 3% from $8,321 in the three months ended September 30, 2019 to $8,545 in the three months ended September 30, 2020 and is primarily due to an increase in internally developed software amortization. As a percentage of total revenues, depreciation and amortization expense increased from 17% in the three months ended September 30, 2019 to 18% in the three months ended September 30, 2020.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 4% from $127,471 in the nine months ended September 30, 2019 to $132,911 in the nine months ended September 30, 2020, primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 26% from $14,901 in the nine months ended September 30, 2019 to $11,101 in the nine months ended September 30, 2020 due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues decreased 4% from $17,738 in the nine months ended September 30, 2019 to $16,989 in the nine months ended September 30, 2020, primarily due to a decrease in outside services of $1,093. As a percentage of total revenues, cost of revenues remained consistent at 12% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020.

Compensation and benefits

Compensation and benefits decreased 10% from $91,913 in the nine months ended September 30, 2019 to $82,455 in the nine months ended September 30, 2020, primarily due to decreases in salaries, benefits, and related payroll taxes of $10,628 and severance expense of $3,128. These decreases were partially offset by increases in incentive compensation of $3,684 and other miscellaneous increases. As a percentage of total revenues, compensation and benefits decreased from 65% in the nine months ended September 30, 2019 to 57% in the nine months ended September 30, 2020. The decrease in compensation and benefits as a percentage of total revenues is primarily driven by increased capitalized labor costs related to internally developed software and decreased severance expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

General and administration

General and administration expenses decreased 12% from $29,611 in the nine months ended September 30, 2019 to $26,162 in the nine months ended September 30, 2020, primarily due to a decrease in travel and entertainment expense of $2,820, a decrease to contingent consideration liability related to fair value adjustments of $2,056, occupancy costs of $1,577 and restructuring charges and transaction costs of $904. These decreases were partially offset by an increase to litigation and regulatory related expenses of $3,964. As a percentage of total revenues, general and administration expenses decreased from 21% in the nine months ended September 30, 2019 to 18% in the nine months ended September 30, 2020. The decrease in general and administration expenses as a percentage of total revenues is primarily due to decreased travel and entertainment expense as a result of actions taken by the Company as a result of COVID-19.

Depreciation and amortization

Depreciation and amortization expense decreased 7% from $27,110 in the nine months ended September 30, 2019 to $25,170 in the nine months ended September 30, 2020. The decrease is primarily due to a decrease in depreciation of property and equipment of $2,224 resulting from a purchase price accounting adjustment that occurred in the nine months ended September 30, 2019. As a percentage of total revenues, depreciation and amortization expense decreased from 19% in the nine months ended September 30, 2019 to 17% in the nine months ended September 30, 2020.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$8,366	$5,795	44%	$23,062	$28,067	(18)%
General and administration	8,423	4,967	70%	23,017	24,024	(4)%
Nonsegment operating expenses	$16,789	$10,762	56%	$46,079	$52,091	(12)%

Three months ended September 30, 2020 compared to three months ended September 30, 2019 for Nonsegment

Compensation and benefits

Compensation and benefits increased 44% from $5,795 in the three months ended September 30, 2019 to $8,366 in the three months ended September 30, 2020, primarily due to increases in incentive compensation of $822, salaries, benefits and related payroll taxes of $803 and non-cash compensation expense of $481.

General and administration

General and administration expenses increased 70% from $4,967 in the three months ended September 30, 2019 to $8,423 in the three months ended September 30, 2020, primarily due to an increase in restructuring charges and transaction costs of $2,873 and systems development costs of $587.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019 for Nonsegment

Compensation and benefits

Compensation and benefits decreased 18% from $28,067 in the nine months ended September 30, 2019 to $23,062 in the nine months ended September 30, 2020, primarily due to a decrease in incentive compensation of $8,788 and non-cash compensation expense of $1,237, partially offset by increases in salaries, benefits and related payroll taxes of $2,966 and severance expense of $1,197. The decrease in incentive compensation is primarily a result of approximately $8,800 in retention bonuses paid in connection with the PIEtech Acquisition in the nine months ended September 30, 2019.

General and administration

General and administration expenses decreased 4% from $24,024 in the nine months ended September 30, 2019 to $23,017 in the nine months ended September 30, 2020, primarily due to a decrease in restructuring charges and transaction costs of $2,781 and a decrease in travel and entertainment expense of $537, partially offset by increases in permits, licenses and fees of $677, systems development costs of $556, professional and legal fees of $492 and other miscellaneous increases.

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

•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we made net tax payments of $5,349 and $7,826 for the nine months ended September 30, 2020 and 2019, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted revenues, adjusted net revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues and adjusted net revenues based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Total revenues	$252,559	$236,080	$734,411	$660,191
Deferred revenue fair value adjustment	91	3,250	607	6,670
Adjusted revenues	252,650	239,330	735,018	666,861
Less: Asset-based cost of revenues	(71,133)	(64,339)	(201,600)	(178,474)
Adjusted net revenues	$181,517	$174,991	$533,418	$488,387

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss)	$2,323	$(2,964)	$(10,338)	$(20,619)
Add (deduct):
Deferred revenue fair value adjustment	91	3,250	607	6,670
Interest income	(262)	(448)	(850)	(2,859)
Interest expense	8,139	8,986	21,907	24,345
Accretion on contingent consideration and purchase liability	398	498	1,308	1,240
Income tax provision (benefit)	497	(6,977)	(161)	(31,591)
Depreciation and amortization	28,951	26,735	85,077	73,167
Non-cash compensation expense	15,852	15,389	43,197	43,241
Restructuring charges and transaction costs	4,993	4,151	14,461	24,725
Severance	2,715	2,387	18,566	8,147
Fair market value adjustment on contingent consideration liability	(74)	—	(2,056)	—
Litigation and regulatory related expenses	1,809	2,065	6,029	2,065
Foreign currency	(37)	363	(68)	208
Non-income tax expense adjustment	1,795	362	1,341	1,480
Gain on acquisition of equity method investment	—	—	(4,230)	—
Loss allocation from equity method investments	994	957	4,280	1,507
(Income) loss attributable to non-controlling interest	(603)	(210)	(1,103)	31
Adjusted EBITDA	$67,581	$54,544	$177,967	$131,757

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss)	$2,323	$(2,964)	$(10,338)	$(20,619)
Income tax provision (benefit) (1)	497	(6,977)	(161)	(31,591)
Loss before income tax provision (benefit)	2,820	(9,941)	(10,499)	(52,210)
Add (deduct):
Deferred revenue fair value adjustment	91	3,250	607	6,670
Accretion on contingent consideration and purchase liability	398	498	1,308	1,240
Non-cash interest expense	4,738	5,006	10,682	14,268
Non-cash compensation expense	15,852	15,389	43,197	43,241
Restructuring charges and transaction costs	4,993	4,151	14,461	24,725
Severance	2,715	2,387	18,566	8,147
Fair market value adjustment on contingent consideration liability	(74)	—	(2,056)	—
Amortization of acquired intangibles	18,510	19,242	56,014	51,048
Litigation and regulatory related expenses	1,809	2,065	6,029	2,065
Foreign currency	(37)	363	(68)	208
Non-income tax expense adjustment	1,795	362	1,341	1,480
Gain on acquisition of equity method investment	—	—	(4,230)	—
Loss allocation from equity method investments	994	957	4,280	1,507
(Income) loss attributable to non-controlling interest	(603)	(210)	(1,103)	31
Adjusted net income before income tax effect	54,001	43,519	138,529	102,420
Income tax effect (2)	(13,772)	(11,097)	(35,325)	(26,117)
Adjusted net income	$40,229	$32,422	$103,204	$76,303

Basic number of weighted-average shares outstanding	53,800,048	52,215,469	53,464,101	50,414,427
Effect of dilutive shares:
Options to purchase common stock	331,728	953,184	458,232	1,107,995
Unvested restricted stock units	610,442	548,057	548,858	662,364
Convertible notes	730,267	9,875	280,375	11,637
Warrants	86,498	—	46,562	—
Diluted number of weighted-average shares outstanding	55,558,983	53,726,585	54,798,128	52,196,423
Adjusted net income per share - diluted	$0.72	$0.60	$1.88	$1.46

(1)For the three months ended September 30, 2020 and 2019, the effective tax rate computed in accordance with GAAP equaled 17.6% and 70.2%, respectively. For the nine months ended September 30, 2020 and 2019, the effective tax rate computed in accordance with GAAP equaled 1.5% and 60.5%, respectively.
(2)An estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for the three and nine months ended September 30, 2020 and 2019.

Note on Income Taxes: As of December 31, 2019, we had NOL carryforwards of approximately $261,000 and $211,000 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$204,294	$48,265	$—	$252,559
Deferred revenue fair value adjustment	91	—	—	91
Adjusted revenues	204,385	48,265	—	252,650
Less: Asset-based cost of revenues	(71,133)	—	—	(71,133)
Adjusted net revenues	$133,252	$48,265	$—	$181,517

Income (loss) from operations	$29,683	$(1,238)	$(16,789)	$11,656
Add:
Deferred revenue fair value adjustment	91	—	—	91
Accretion on contingent consideration and purchase liability	341	57	—	398
Depreciation and amortization	20,406	8,545	—	28,951
Non-cash compensation expense	8,685	4,458	2,709	15,852
Restructuring charges and transaction costs	944	33	4,016	4,993
Non-income tax expense adjustment	1,860	(65)	—	1,795
Severance	2,154	495	66	2,715
Fair market value adjustment on contingent consideration liability	—	(74)	—	(74)
Litigation and regulatory related expenses	—	1,809	—	1,809
Income attributable to non-controlling interest	(603)	—	—	(603)
Other	(2)	—	—	(2)
Adjusted EBITDA	$63,559	$14,020	$(9,998)	$67,581

	Three Months Ended September 30, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$188,224	$47,856	$—	$236,080
Deferred revenue fair value adjustment	3,250	—	—	3,250
Adjusted revenues	191,474	47,856	—	239,330
Less: Asset-based cost of revenues	(64,339)	—	—	(64,339)
Adjusted net revenues	$127,135	$47,856	$—	$174,991

Income (loss) from operations	$17,746	$(7,112)	$(10,762)	$(128)
Add:
Deferred revenue fair value adjustment	3,250	—	—	3,250
Accretion on contingent consideration and purchase liability	498	—	—	498
Depreciation and amortization	18,414	8,321	—	26,735
Non-cash compensation expense	9,317	3,844	2,228	15,389
Restructuring charges and transaction costs	733	624	2,794	4,151
Non-income tax expense adjustment	299	63	—	362
Severance	1,076	1,218	93	2,387
Litigation and regulatory related expenses	—	2,065	—	2,065
(Income) loss attributable to non-controlling interest	(210)	—	—	(210)
Other	46	(1)	—	45
Adjusted EBITDA	$51,169	$9,022	$(5,647)	$54,544

	Nine Months Ended September 30, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$590,399	$144,012	$—	$734,411
Deferred revenue fair value adjustment	607	—	—	607
Adjusted revenues	591,006	144,012	—	735,018
Less: Asset-based cost of revenues	(201,600)	—	—	(201,600)
Adjusted net revenues	$389,406	$144,012	$—	$533,418

Income (loss) from operations	$60,890	$(6,764)	$(46,079)	$8,047
Add:
Deferred revenue fair value adjustment	607	—	—	607
Accretion on contingent consideration and purchase liability	1,087	221	—	1,308
Depreciation and amortization	59,907	25,170	—	85,077
Non-cash compensation expense	27,437	11,665	6,619	45,721
Restructuring charges and transaction costs	5,864	489	8,108	14,461
Non-income tax expense adjustment	1,532	(191)	—	1,341
Severance	14,593	2,587	1,386	18,566
Fair market value adjustment on contingent consideration liability	—	(2,056)	—	(2,056)
Litigation and regulatory related expenses	—	6,029	—	6,029
Income attributable to non-controlling interest	(1,103)	—	—	(1,103)
Other	(31)	—	—	(31)
Adjusted EBITDA	$170,783	$37,150	$(29,966)	$177,967

	Nine Months Ended September 30, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$517,819	$142,372	$—	$660,191
Deferred revenue fair value adjustment	6,670	—	—	6,670
Adjusted revenues	524,489	142,372	—	666,861
Less: Asset-based cost of revenues	(178,474)	—	—	(178,474)
Adjusted net revenues	$346,015	$142,372	$—	$488,387

Income (loss) from operations	$46,969	$(24,000)	$(52,091)	$(29,122)
Add:
Deferred revenue fair value adjustment	6,670	—	—	6,670
Accretion on contingent consideration and purchase liability	1,240	—	—	1,240
Depreciation and amortization	46,057	27,110	—	73,167
Non-cash compensation expense	23,586	11,799	7,856	43,241
Restructuring charges and transaction costs	1,789	1,393	21,543	24,725
Non-income tax expense adjustment	1,407	73	—	1,480
Severance	2,244	5,714	189	8,147
Litigation and regulatory related expenses	—	2,065	—	2,065
Loss attributable to non-controlling interest	31	—	—	31
Other	111	—	2	113
Adjusted EBITDA	$130,104	$24,154	$(22,501)	$131,757

Liquidity and Capital Resources

As of September 30, 2020, we had total cash and cash equivalents of $362,918 compared to $82,505 as of December 31, 2019. In August 2020, we issued $517,500 of convertible notes that mature on August 15, 2025. See “Part I, Note 9—Debt, Convertible Notes due 2025” for more details regarding the issuance of these convertible notes. With the proceeds from this convertible note issuance, we repaid the outstanding balance on our revolving credit facility of $150,000.

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

As of September 30, 2020, we had $500,000 available to borrow under our revolving credit facility, subject to covenant compliance.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$131,679	$61,845
Net cash used in investing activities	(83,213)	(364,518)
Net cash provided by financing activities	232,854	85,062
Effect of exchange rate on changes on cash	(1,009)	(178)
Net increase (decrease) in cash, cash equivalents and restricted cash	280,311	(217,789)
Cash, cash equivalents and restricted cash, end of period	363,066	71,882

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $131,679 compared to net cash provided by operating activities of $61,845 for the same period in 2019. The increase was primarily due to:

•A decrease in net losses period over period of $10,281;
•A decrease in deferred taxes period over period of $37,705 primarily due to the 2019 reversal of a valuation allowance on certain of our deferred tax assets;
•An increase period over period for noncash addbacks for depreciation and amortization expense of $11,910; and
•An increase in the change in operating assets and liabilities of $12,129 which is primarily timing related.

These increases were partially offset by a non-cash gain of $2,056 related to fair market value adjustments to an outstanding contingent consideration liability.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $83,213 compared to net cash used in investing activities of $364,518 for the same period in 2019. The change was primarily a result of a decrease in cash disbursements for business acquisitions of $301,314. In January 2020, we also used $11,000 to acquire a 4.25% interest in a privately held company. In 2020, we have also capitalized an additional $16,608 of internally developed software costs as compared to the same period in 2019.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $232,854 compared to net cash provided by financing activities of $85,062 for the same period in 2019. In August 2020, we received net proceeds of approximately $503,000 from the issuance of convertible debt. With these proceeds, we paid off the outstanding balance of our revolving credit facility. On a year over year basis, our net revolver activity resulted in an additional $360,000 of cash outflows.

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

Commitments and Off-Balance Sheet Arrangements

Purchase Obligations and Indemnifications

See “Part I, Note 17—Commitments and Contingencies, Purchase Obligations and Indemnifications” for purchase obligations and indemnifications details.

Legal Proceedings

See “Part I, Note 17—Commitments and Contingencies, Legal Proceedings” for legal proceedings details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the three and nine months ended September 30, 2020, 55% and 54% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net loss to increase. If there are financial market declines for COVID-19 or any other matter, our asset-based revenues may negatively be impacted in future periods.

Foreign Currency Risk

A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the three and nine months ended September 30, 2020, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would result in a corresponding increase or decrease of approximately $451 and $1,377 to pre-tax earnings, respectively.

The expenses of our India subsidiary, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the three and nine months ended September 30, 2020, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $1,503 and $4,876 to pre-tax earnings, respectively, and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $1,229 and $3,990 to pre-tax earnings, respectively.

Interest Rate Risk

We are subject to market risk from changes in interest rates. We have a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50% and 3.25%. As LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended Credit Agreement. Interest charged on the revolving credit facility for the third quarter of 2020 was approximately 2.4%. As of September 30, 2020, we had no borrowings outstanding under the Amended Credit Agreement. We incurred interest expense of $1,450 and $6,263 for the three and nine months ended September 30, 2020, respectively, related to the Amended Credit Agreement. A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would increase or decrease interest expense by approximately $516 on an annual basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the nine months ended September 30, 2020, approximately 54% of the Company's revenues result from asset-based fee billing arrangements. These fees are generally based upon variable percentages of assets managed or administered under the Company's platforms. Approximately 90% of the Company's asset-based fee arrangements are billed at the beginning of each quarter based on the market value of customer assets on its platforms as of the end of the prior quarter. If current economic conditions deteriorate, there may be an ongoing adverse effect on our business, including our results of operations and financial condition, as a result of, among other things:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

There were no purchases of equity securities made under our share repurchase program in the three months ended September 30, 2020. As of September 30, 2020, 1,956,390 shares of our common stock could still be purchased under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

See the exhibit index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated August 20, 2020, by and among Envestnet, Inc., Envestnet Asset Management, Inc., and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Form 8-K filed with the SEC on August 20, 2020 and incorporated by reference herein).

4.2	Form of 0.75% Convertible Senior Notes due 2025 (filed as Exhibit 4.2 (included in Exhibit 4.1) to the Company's Form 8-K filed with the SEC on August 20, 2020 and incorporated by reference herein).
10.1
Purchase Agreement, dated August 17, 2020, by and among Envestnet, Inc., Envestnet Asset Management, Inc., J.P. Morgan Securities LLC, BMO Capital Markets Corp., BofA Securities, Inc. and Goldman Sachs & Co. LLC, as representatives of the several purchasers named therein (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 20, 2020 and incorporated by reference herein).

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

________________________________

* The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (iii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019; (vi) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2020.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer