Form 10-K
period 2020-12-31
ENVESTNET, INC.
filed 2021-02-26
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2020 as reported on The New York Stock Exchange on that date: $2,533,230,983. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, and (ii) officers and directors of the registrant, as of June 30, 2020, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.
As of February 19, 2021, 54,117,332 shares of the common stock with a par value of $0.005 per share were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, which will be filed within 120 days after the close of the 2020 fiscal year.

Forward‑Looking Statements
Unless otherwise indicated, the terms “Envestnet,” “the Company,” “we,” “us” and “our” refer to Envestnet, Inc. and its subsidiaries as a whole.
Unless otherwise indicated or the context otherwise requires, all amounts presented in this Form 10-K are in thousands, except share and per share information and numbers of financial advisors and client accounts.
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
•the renegotiation of fees by our clients;
•changes in the estimates of fair value of reporting units or of long-lived assets;
•the amount of our debt and our ability to service our debt;
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
•risks associated with our international operations;
•the competitiveness of our solutions and services as compared to those of others;
•liabilities associated with potential, perceived or actual breaches of fiduciary duties and/or conflicts of interest;
•harm to our reputation;
•our ability to successfully identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies;
•our ability to successfully execute the conversion of clients’ assets from their technology platform to our technology platforms in a timely and accurate manner;
•the failure to protect our intellectual property rights;
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
•regulatory compliance failures;
•failure by our customers to obtain proper permissions or waivers for our use of disclosure of information;
•adverse judicial or regulatory proceedings against us;
•failure of our solutions, services or systems, or those of third parties on which we rely, to work properly;
•potential liability for use of inaccurate information by third parties provided by us;

•the occurrence of a deemed “change of control”;
•the uncertainty of the application and interpretation of certain tax laws;
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
More information on these important factors that could cause actual results to differ materially from the forward‑looking statements we make in this annual report are set forth in Part I, Item 1A under “Risk Factors”. In addition, there may be other factors of which we are presently unaware or that we currently deem immaterial that could cause our actual results to be materially different from the results referenced in the forward‑looking statements. All forward‑looking statements contained in this annual report on Form 10-K and documents incorporated herein by reference are qualified in their entirety by this cautionary statement. Forward‑looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward‑looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events, except as required by applicable law. If we do update one or more forward‑looking statements, no inference should be made that we will make additional updates with respect to those or other forward‑looking statements.
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

Item 1. Business
General
Envestnet, through its subsidiaries, is transforming the way financial advice and wellness are delivered. Its mission is to empower advisors and financial service providers with innovative technology, solutions and intelligence to make financial wellness a reality for everyone. Envestnet has been a leader in helping transform wealth management, working towards its goal of building a holistic financial wellness ecosystem to improve the financial lives of millions of consumers.

Over 106,000 advisors and more than 5,100 companies, including 17 of the 20 largest U.S. banks, 47 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIAs”) and hundreds of internet services companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting technology, solutions and data, delivering better intelligence and enabling its customers to drive better outcomes.
Envestnet, a Delaware corporation originally founded in 1999, serves clients from its headquarters based in Chicago, Illinois, as well as other locations throughout the United States, India and other international locations.
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
Envestnet Wealth Solutions Segment
Envestnet Wealth Solutions empowers financial advisors at broker-dealers, banks and RIAs with the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. At the end of 2020, Envestnet Wealth Solutions’ platform assets grew to approximately $4.6 trillion in more than 13.4 million accounts overseen by more than 106 thousand advisors.
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
We offer these solutions principally through the following product and service suites:
•Envestnet | Enterprise – provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to over 21,000 investment products. Envestnet | Enterprise also offers data aggregation and reporting, data analytics and digital advice capabilities to customers.

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

•Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) – provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include nearly 4,700 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as over 900 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.
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
AUM/A & Subscription Advisors

125,000
100,000
75,000
50,000
25,000
0
51,810
59,479
66,051
96,340
101,743
106,310

Asset Type	2015	2016	2017	2018	2019	2020
AUM/A	33,775	36,483	40,485	40,103	40,563	41,206
Subscription	18,035	22,996	25,566	56,237	61,180	65,104
Total	51,810	59,479	66,051	96,340	101,743	106,310

AUM/A & Subscription Accounts
(in thousands)

14,000
12,000
10,000
8,000
6,000
4,000
2,000
0
3,631
6,137
6,958
10,864
11,922
13,429
2015
2016
2017
2018
2019
2020

Asset Type						
AUM	490	545	686	816	935	1,073
AUA	808	995	1,218	1,183	1,194	1,277
Subscription	2,333	4,597	5,054	8,865	9,793	11,079
Total	3,631	6,137	6,958	10,864	11,922	13,429

AUM/A & Subscription
($ in billions)

$5,000
$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$1,064
$1,325
$1,704
$2,757
$3,756
$4,561

Asset Type	2015	2016	2017	2018	2019	2020
AUM	$93	$105	$142	$151	$207	$263
AUA	$197	$242	$308	$292	$344	$405
Subscription	$774	$978	$1,254	$2,314	$3,205	$3,893
Total	$1,064	$1,325	$1,704	$2,757	$3,756	$4,561

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
Over 1,400 financial institutions, financial technology innovators and financial advisory firms, including 15 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for over 35 million paid subscribers.
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
We believe that our brand leadership, innovative technology and intellectual property, large customer base, and unique data gathering and enrichment provide us with competitive advantages that have enabled us to grow.
Market Opportunity
The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household financial assets totaled approximately $98 trillion as of September 30, 2020, representing a sizeable wealth management opportunity. According to Boston Consulting Group's Global Wealth Report 2020, North American wealth could potentially grow by approximately 2.0% - 3.7% each year between 2019 and 2024, which would take wealth from $100 trillion in 2019 to $110 - $120 trillion by 2024. Based on data from Cerulli Associates, as of September 30, 2020, investable assets comprised 49% of overall U.S. household financial assets in 2019, advisor-directed assets totaled $22.7 trillion and advisors had discretion over 59% of managed account assets.

In the next 5-10 years, we believe the wealth management industry will continue to consolidate with fewer firms and fewer advisors managing more assets, making scale and operational efficiency increasingly important. This will require firms to integrate technology into all areas of their business.

The following trends are impacting Envestnet’s business and creating a large and growing market opportunity for technology‑enabled investment solutions and services like ours:
•Financial Wellness: As the COVID-19 pandemic continues, there is increased focus on financial wellness. The COVID-19 pandemic has impacted investors’ savings and planning goals across all wealth and age tiers. The pandemic has also highlighted the need for advice. According to a study from Northwestern Mutual, only 35% of employers have financial wellness programs in place for their employees, so there is significant opportunity for growth here.
•Ease of Access: As investors are demanding more integrated solutions across their financial lives combined with a simpler, more personal experience with which they interact with their technology providers, wealth management providers will need to prioritize making interactions easy, fast, comprehensive and safe as a positive client experience helps to retain current clients and attract new clients. According to a 2019 InvestmentNews Advisor Technology Study, top-performing advice firms evaluate their technology more frequently and focus more on the impact that technology has on productivity and profitability.
•Sharing of Data: Ecosystem collaboration, which is characterized by a seamless exchange of data and resources, is enabling financial services firms to augment their overall capabilities. Traditional financial services firms and FinTech players have complementary strengths, so collaboration leads to benefits for each partner and the end client. The power of an ecosystem is that it brings together a diverse group of people—consumers, product manufacturers, advisors—to create a network where value can be created and distributed at scale.
•Underserved segments: Underserved segments present a growth opportunity to wealth management firms. In the U.S., 69% of households have less than $100 thousand in investable assets. Another 19% of households have between $100 and $500 thousand in investable assets. Historically, these segments did not represent attractive target markets to broker-dealers and RIAs. With today’s technology, it is possible for wealth management firms to serve these segments, which constitute a market opportunity that exceeds $7 trillion.

Business Model
Envestnet’s business model lends itself to a high degree of recurring and predictable revenues. Envestnet provides asset-based, subscription-based and professional services on a business-to-business-to-consumer basis to financial services clients, whereby customers offer solutions based on our platform to their end users. On a business-to-business basis, we deliver an open platform to customers and third-party developers through an open API framework. We believe that a number of characteristics contribute to the success of our business model, including:
•Favorable trends with respect to growth in fee-based assets and need for advanced technology;
•Recurring and resilient revenue base; and
•Strong customer retention.
Our revenues are generated in the following manners:
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

In approximately 75% of asset‑based fee arrangements, customers are billed at the beginning of each quarter based on the market value of customer assets on our wealth management platforms as of the end of the prior quarter, providing for a high degree of revenue visibility in the current quarter. Revenue may fluctuate from quarter to quarter based on changes in asset values, fee rates on those asset values and asset flows.
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
 Growth Strategy
Envestnet intends to increase revenue and profitability by continuing to pursue the following strategies:
•Add new enterprise clients;
•Increase our advisor base;
•Extend the account base within a given advisor relationship;
•Expand the services utilized by each advisor or enterprise client, including the cross selling of services across Envestnet’s business lines where applicable;
•Continue to invest in our technology platforms and data analytics capabilities; and
•Continue to pursue strategic transactions and other relationships.
Technology Platforms
Our technology platforms feature a three‑tier architecture integrating a web‑based user interface, an application tier that houses the business logic for all of the platforms’ functionality and SQL Server databases. The application tier resides behind load balancers which distribute the workload demands across our servers. We believe our technology design allows for significant scalability.
Envestnet currently undergoes an annual SSAE 16 SOC 2 Type II audit to validate the continued operation of our internal controls on three of its main technology platforms; the Unified Managed Platform, Yodlee Platform and Tamarac platforms. The SOC reports confirm design and operating effectiveness of internal controls. We maintain multiple redundancies, back up our databases and safeguard technologies and proprietary information consistent with industry best practices. We also maintain a comprehensive business continuity plan and company‑wide risk assessment program that is consistent with industry best practices and that complies with applicable regulatory requirements.
We have historically made significant investments in platform development in order to enhance and expand our technology platforms and expect to continue to make significant investments in the future. In the years ended December 31, 2020, 2019 and 2018, we incurred technology development costs totaling approximately $72,120, $59,850 and $52,840, respectively. Of these costs, we capitalized approximately $55,000, $34,000 and $24,000, respectively, as internally developed software. We expect to continue focusing our technology development efforts principally on adding features to increase our market competitiveness, enhancements to improve operating efficiency, address regulatory demands and reduce risk and client‑driven requests for new capabilities.
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
Our data aggregation platform collects a wide variety of end user-permissioned transaction-level data from over 17,000 sources, including banking, investment, loan and credit card information, and puts this data in a common repository. Envestnet Data & Analytics has developed robust proprietary technology and processes and established relationships that allows us to curate these data sources and expand our access to new data sources. Over 60% of this data is collected through structured feeds from our FI customers and other FIs. These structured feeds, which consist of either batch files pushed to us or real-time access, provide this critical data efficiently and at scale. Where we do not have direct connections, we capture data using our proprietary information-gathering techniques.
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
Customers
•Financial advisors that are working alone or as part of financial advisory firms. Our principal value proposition aimed at financial advisors working alone or as part of financial advisory firms is that our technology platforms allow them to compete effectively with financial advisors employed by large financial institutions. Envestnet can provide these advisors with access to as many or more of the investment solutions and services that are typically available to financial advisors working at the largest firms.

•Enterprise clients in wealth management. We provide enterprise clients with customized, private‑labeled technology platforms that enable them to support their affiliated financial advisors with a broad range of investment solutions and services. Our contracts with enterprise clients establish the applicable terms and conditions, including pricing terms, service level agreements and basic platform configurations.

•Financial institutions. We serve global banks through financial applications. Envestnet Data & Analytics Retail Banking solution is a set of innovative FinApps providing consumers with a clear picture and greater insight into their financial lives. It enables customers to consolidate all their financial account information in one place, giving them a better handle on their money. Personalized tools allow them to manage, and meet their financial goals – which in turn makes them more engaged and more loyal customers.

•Other financial technology providers. We work with a variety of firms who provide technology to the financial services industry. We provide FinApps, personal financial management tools and data aggregation capabilities to companies in online lending, e-commerce and payments, digital advice and wealth management and other web development firms.

Sales and Marketing
Our sales teams are organized based on our customers.
•Our advisor-facing sales teams are field sales professionals supported by internal consultants, organized regionally, responsible for supporting firms and investment advisors who are customers of Envestnet. They help advisors create investment proposals, navigate Envestnet’s wealth management platform and facilitate new business. Our Platform Consulting Group helps advisors utilize Envestnet’s wealth management platform effectively and efficiently. They are subject matter experts on advisor managed programs, unified managed accounts (“UMA”), proposal guidance and site navigation. They provide consulting services to a number of large clients. Envestnet’s PMC Consulting team of investment professionals provide a variety of portfolio and investment management consulting services to RIAs and broker-dealer advisors using Envestnet’s wealth management platform.

•Enterprise Consultants are the main point of contact for enterprise clients with respect to day-to-day platform matters as well as contractual and pricing efforts. This includes support for advisors and firm management with regard to the overall relationship. The enterprise consultant is essentially the client’s relationship manager who serves as the liaison between the firm and Envestnet.

•We have a direct sales and pre-sales team servicing the leading global financial institutions. The FI sales team is divided geographically. Each regional sales and pre-sales team is responsible for acquiring new FI customers. Within the North America region, direct sales and pre-sales representatives are further divided into teams that focus on specific accounts, on a named-account basis, depending on size, location, product specialization and/or brand. These sales teams are supported by customer advocacy teams who specialize in customer account management and expansion. Together, sales, pre-sales and customer advocacy representatives are responsible for growing our customer relationships in terms of account penetration (cross-selling additional products and services into the same or additional groups within a FI) and expanding use of existing products and services (increasing usage).

•We have a direct sales and technical pre-sales team covering financial technology providers in each region. Each regional sales and technical pre-sales team is responsible for acquiring new customers and channel partners. From time to time, we assign specific accounts based upon sales or domain expertise. These teams are supported by a customer success and developer relations team who specialize in customer API integration, and account management and expansion, including services to our channel partners. Together, sales, technical pre-sales, customer success and developer relations representatives are responsible for growing our direct customer and channel partner relationships in terms of account penetration and API usage.
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

Within Envestnet Wealth Solutions, we compete on the basis of several factors, including:
•The breadth and quality of investment solutions and services to which we provide access through our technology platform;
•The number of custodians that are connected through our technology platforms;
•The price of our investment solutions and services;
•The ease of use of our technology platforms; and
•The nature and scope of investment solutions and services that each wealth management provider believes are necessary to address their needs.
Our Envestnet Data & Analytics group competes with other financial technology companies, credit bureaus and data and analytic providers. Based on our industry experience, we do not believe any other single company in the data aggregation and data intelligence space offers a diverse, comprehensive platform with features such as ours.
Within Envestnet Data & Analytics, we compete on the basis of several factors, including:
•Reputation;
•Cloud-based delivery model;
•Data aggregation capability;
•Access to data through direct structured data feeds to FI’s;
•Scale (size of customer base and level of user adoption);
•Security;
•Time to market;
•Breadth and depth of application functionality user experience;
•Access to third-party applications;
•Ease of use, ease of integration, flexibility and configurability; and
•Competitive pricing.
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
Our subsidiaries Envestnet Asset Management, Inc. (“EAM”), Envestnet Portfolio Solutions, Inc. (“EPS”), FDX Advisors, Inc., Quantitative Research Group, Inc. (“QRG”), and ERS operate investment advisory businesses. These subsidiaries are registered with the U.S. Securities and Exchange Commission (“SEC”) as “investment advisers” under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are regulated thereunder. They may also provide fiduciary services as defined in Section 3(21)(A)(ii) of the Employee Retirement Income Security Act of 1974 (“ERISA”), including acting as an “investment manager” (as defined in Section 3(38) of ERISA). As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, it could have a substantial effect on our business. EAM serves as the investment adviser to two mutual funds. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC and the Department of Labor (the “DOL”), impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities and the requirement that conflicts of interest be monitored, mitigated, and disclosed. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees and provide extensive and ongoing disclosure to clients. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Although we believe we are in compliance in all material respects with the requirements of the Advisers Act and the Investment Company Act and the rules and interpretations promulgated thereunder, our failure to comply with such laws, rules and interpretations could have a material adverse effect on us.

Envestnet Data & Analytics is examined on a periodic basis by various regulatory agencies. For example, Envestnet Data & Analytics is a supervised third-party technology service provider subject to multi-agency supervisory examinations in a wide variety of areas based on published guidance by the Federal Financial Institutions Examination Council. These examinations include reviews of Envestnet Data & Analytics’ management, acquisition and development activities, support and delivery, IT and disaster preparedness and business recovery planning. The Office of the Comptroller of the Currency (the “OCC”) is the agency in charge of these examinations.
Either as a result of direct regulation or obligations under customer agreements, our subsidiaries are required to comply with certain provisions of the Gramm-Leach-Bliley Act, related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide. In addition, numerous regulations continue to be proposed and promulgated that necessitate the implementation of additional controls of companies like ours.

Our subsidiaries are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC, DOL and OCC, broad administrative powers. In the event of a failure to comply with these laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on the permissibility of our regulated subsidiaries and our other subsidiaries to engage in business for specified periods of time, censures, fines and the revocation of registration as an investment adviser, as applicable. Additionally, the securities laws and other regulations applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.
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
Investment Advisory Program Conducted Under Rule 3a-4
Under the Investment Company Act, an issuer that is engaged in the business of investing, reinvesting or trading in securities may be deemed an “investment company,” in which case the issuer may be subject to registration requirements and regulation as an investment company under the Investment Company Act. In order to provide assurance that certain discretionary investment advisory programs would not be considered investment companies, the SEC adopted Rule 3a-4 under the Investment Company Act, which provides a non-exclusive safe harbor from the definition of an investment company for programs that meet the requirements of the rule. We conduct and support the following programs pursuant to the Rule 3a-4 safe harbor:
•Separately managed accounts;
•Unified managed account portfolios;
•Mutual fund portfolios and exchange-traded fund portfolios; and
•Advisor as portfolio manager.
Human Capital Resources
We value the creative ideas, innovative thinking and broader perspectives that come with a diverse workforce. We believe that engaging, developing and supporting our employees is critical to our mission of providing the technology, solutions and intelligence to make financial wellness a reality for everyone.

At Work

Our employee population is primarily located in the United States and India. Our global workforce increased 1% in 2020 from approximately 4,190 in 2019 to approximately 4,250 full-time employees, with 39% and 38%, respectively, based in the United States. No employee is represented by a collective bargaining agreement.

In Our Community

The Envestnet Cares program empowers our employees to engage in their local communities with paid time off for volunteer activities, charitable donation matching, and partnerships with several non-profit organizations. U.S. employees receive a match up to $3 thousand annually. In 2019, our regular charitable giving was approximately $850 and in 2020, our regular charitable giving was approximately $1,170. We also made a one-time $5,000 charitable contribution in 2020 in memory of our former chief executive officer.

In 2020, our employees received three paid Volunteer Days for use when volunteering for a non-profit organization of their choice during the workweek, or as part of a Company-organized volunteering event. In 2019, our employees volunteered 4,712 hours through 66 in-person, company-sponsored events in 7 cities. In 2020, our employees volunteered 127 hours and participated in 4 company-sponsored events in 3 cities prior to March 13, 2020. We cancelled in-person events for the rest of the year due to the COVID-19 pandemic.

Equity, Diversity & Inclusion (“EDI”)

We are committed to providing an equitable, diverse and inclusive work culture, where everyone is treated fairly, feels a sense of belonging and value, and has the resources and support they need to achieve their full potential. As part of this commitment, in 2020 we created a new position, Manager of Diversity & Inclusion, focused solely on our efforts to foster a sense of community and belonging for all. This includes partnering with employees as well as independent organizations to facilitate an array of EDI programs, affinity groups, internships, and mandatory training for all U.S. based employees.

Our Envestnet Delegates Program provides opportunities for high-potential employees to develop strategic insight and subject-matter expertise by working in other disciplines across our business. Current employee participation is 38% female and 38% ethnically and racially diverse, including employees that identify as American Indian or Alaska Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or other Pacific Islander, or another category that is not White or Caucasian (“ethnically and racially diverse”).

Envestnet continues to support the Black Wharton Undergraduate Association as a Silver Donor. In 2020, we agreed to partner with The Greenwood Project, which connects Black and Latinx students to internships within the Financial Services Industry.

In 2020 and 2019, our Board of Directors (the “Board”) was comprised of 38% ethnically and racially diverse, and 25% female directors.

Learning & Development

Through our global Learning Management System, employees have access to over 2,300 learning courses, including management and skills development; and U.S. based employees receive reimbursement for training, certifications, and degrees. During 2020, our employees completed over 32,000 courses.

The Envestnet Institute on Campus is a program for motivated university students designed to bridge the gap between academic knowledge and the application of this knowledge in the Wealth and Asset Management industries. Many of our employees have graduated from this key Learning and Development program.

Total Rewards

In order to attract and retain top talent in our highly competitive industry, we offer employees a comprehensive total rewards package. For U.S. based employees, this includes competitive base pay, annual bonus consideration, long-term incentive grants, employer-subsidized health, dental, and vision insurance, employer match for retirement savings, paid time off, group term life and disability insurance, as well as paid parental leave for the birth or adoption of a child, and military leave with pay differential.

All U.S. based, full-time employees also receive nine paid-holidays, a minimum of three weeks paid time off, two floating holidays, and three paid volunteer days per year. India-based employees receive standard health and welfare benefits, as well as additional family medical coverage, an internet stipend, and free transportation home from late shifts. Envestnet supports our employees’ physical and mental health with a no-cost Wellness Program; and provides legal, financial, and work-life solutions with our Employee Assistance Program.

Pandemic Response

We care about our colleagues and anyone who enters our workplace. Our continuing focus on the health and well-being of our colleagues has enabled us to preserve business continuity without sacrificing our commitment to keeping our employees and workplace visitors safe during the COVID-19 pandemic.

Our Pandemic Response Team, which includes our CEO, President, and other senior members of management, meet weekly to assess the risks and status for each office location and to ensure business continuity.

All of our employees began working remotely in March 2020, and the majority of our offices remain closed both in the U.S. and India, with limited employee presence based on business requirements. Our Pandemic Response Team has established protocols to ensure the safety of our employees while working remotely and upon return to our office locations. This includes mandatory COVID-19 training, advanced cleaning protocols for all offices, modified work spaces and communication planning to provide employees with regular updates regarding the impact of COVID-19 on our operations.

During the pandemic, our employees also received additional benefits to support home-office set-up (U.S. and India), parental stipend (U.S.), additional health insurance (India), and utility stipend (India), as well as multiple initiatives and organized activities to support mental wellness, morale and team-building.

In a recent employee survey, 94% of respondents strongly agreed with the statement, “My organization responded to the Coronavirus (COVID-19) outbreak in a way that demonstrates care for its employees’ well-being.”

Information about our Executive Officers
The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
William Crager	56	Chief Executive Officer
Stuart DePina	60	President
Peter D’Arrigo	53	Chief Financial Officer
Shelly O’Brien	55	Chief Legal Officer, General Counsel and Corporate Secretary

William Crager—Mr. Crager has served as Chief Executive Officer, President and Chief Executive of Envestnet Wealth Solutions. Having served as Envestnet’s President since 2002, Mr. Crager was named Interim Chief Executive Officer in October 2019 and named Chief Executive Officer in March 2020. Prior to joining us, Mr. Crager served as Managing Director of Marketing and Client Services at Rittenhouse Financial Services, Inc., an investment management firm affiliated with Nuveen. Mr. Crager received an MA from Boston University and a BA from Fairfield University, with a dual major in economics and English.
Stuart DePina—Mr. DePina has served as Envestnet’s President since March 2020. Prior to that time, he was Chief Executive of Envestnet Data & Analytics and President of Envestnet | Tamarac. Prior to joining Tamarac, Mr. DePina served in various Chief Executive positions and served as a Partner of KPMG LLP in the investment services and entertainment industries. Mr. DePina holds a BS in accounting from The University of Texas at Austin.
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
We make available on or through our website reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports of Form 8-K and amendments to these reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information available with, or furnish it to, the SEC. The SEC also maintains a website at the following address, through which this information is available: http://www.sec.gov.

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
Risks Related to Our Results of Operations and Financial Condition
The COVID-19 pandemic has caused, and is causing, significant harm to the global economy and may adversely affect our business, including our operations and financial condition, and may cause our assets under management or administration, revenue and earnings to decline.
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

For the year ended December 31, 2020, approximately 54% of the Company's revenues result from asset-based fee billing arrangements. These fees are generally based upon variable percentages of assets managed or administered under the Company's platforms. Approximately 75% of the Company's asset-based fee arrangements are billed at the beginning of each quarter based on the market value of customer assets on its platforms as of the end of the prior quarter. If current economic conditions deteriorate, there may be an ongoing adverse effect on our business, including our results of operations and financial condition, as a result of, among other things:

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

The COVID-19 pandemic, and the related global economic crisis, could also precipitate or aggravate the other risk factors, which could materially and adversely affect our business, results of operations and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks. For additional discussion of the impacts of the COVID-19 pandemic, which could be materially adverse to our operations and financial results, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, Uncertainties Related to COVID-19” section in Item 7 of Part II of this Annual Report on Form 10-K.

We derive a substantial portion of our revenues from the delivery of investment solutions and services to clients in the financial services industry and our revenue could suffer if that industry experiences a downturn.
A substantial portion of our revenues are derived from clients in the financial services industry, particularly in financial advisory services. A decline or lack of growth in demand for financial services would adversely affect our clients and, in turn, our results of operations, financial condition and business. For example, the availability of free or low‑cost investment information and resources, including research and information relating to publicly traded companies and mutual funds available on the internet or on company websites, could lead to lower demand by investors for the services provided by financial advisors. In addition, demand for our investment solutions and services could decline for many reasons. Negative public perception and reputation of the financial services industry could reduce demand for our broader services and investment advisory solutions. Consolidation or limited growth in the financial services and advisory industry could reduce the number of our clients and potential clients. Events that adversely affect our clients’ businesses, rates of growth or the numbers of customers they serve, including decreased demand for our clients’ products and services, adverse conditions in our clients’ markets or adverse economic conditions generally, could decrease demand for our investment solutions and services and thereby decrease our revenues. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

A limited number of clients account for a material portion of our revenue. Renegotiation or termination of our contracts with any of these clients could have a material adverse effect on our results of operations, financial condition or business.
For the years ended December 31, 2020, 2019 and 2018, revenues associated with our relationship with FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for approximately 15%, 15% and 17% respectively, of our total revenues and our ten largest clients accounted for approximately 29%, 29% and 31%, respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. A substantial majority of our revenues associated with Fidelity is derived from ongoing asset-based platform service fees paid by firms, advisors or advisors’ clients obtained through the Fidelity relationship. A majority of our agreements with financial advisors generally provide for termination at any time. The license agreement with Fidelity, which accounted for less than 1% of our revenue in the year ended December 31, 2020, is subject to renewal on an annual basis. If Fidelity or a significant number of our most important clients were to renegotiate or terminate their contracts with us, our results of operations, financial condition or business could be materially adversely affected.
Changes in the estimates of fair value of reporting units or of long-lived assets, particularly goodwill and intangible assets, may result in future impairment charges, which could have a material adverse effect on our results of operations, financial condition, cash flows or business.
Over time, the fair values of long-lived assets change. At December 31, 2020, we had $906,773 of goodwill and $435,041 of intangible assets, net, collectively representing 63% of our total assets.
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
During the fourth quarter of 2020, we completed our annual goodwill impairment analysis. The qualitative analysis performed as of October 31, 2020 indicated that it is more likely than not that the fair value of each reporting unit exceeded the carrying value, and accordingly, no impairment existed. There can be no assurance that our estimates and assumptions of the fair value of our reporting units, the current economic environment, or the other inputs used to estimate the fair value of our reporting units will prove to be accurate, and any material error in our estimates and assumptions, could result in us needing to take a material impairment charge, which would have the effects discussed above.
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
As of December 31, 2020, we had $345,000 of outstanding 1.75% Convertible Notes due 2023 and $517,500 of outstanding 0.75% Convertible Notes due 2025 (collectively, the “Convertible Notes”). As of December 31, 2020, we had an additional $500,000 available to us to borrow under our revolving credit facility (the “Amended Credit Agreement”). This indebtedness could, among other things:
•make it difficult for us to pay other obligations;
•make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
•require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, reducing the amount of cash flow available for other purposes; and
•limit our flexibility in planning for and reacting to changes in our business.

The conditional conversion feature of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of our outstanding Convertible Notes are triggered, holders of the Convertible Notes will be entitled to convert their convertible notes at any time during specified periods at their option. We may elect to satisfy our conversion obligation in cash, in shares of our common stock or in a combination of cash and shares of our common stock. If one or more holders elect to convert their convertible notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Furthermore, even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.

We may not have the ability to raise the funds necessary to settle conversions of our Convertible Notes or purchase the Convertible Notes as required upon a fundamental change, and our existing debt contains, and our future debt may contain, limitations on our ability to pay cash upon conversion or purchase of our Convertible Notes.
Following a fundamental change, Convertible Notes holders will have the right to require us to purchase their convertible notes for cash. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then‑existing indebtedness. In addition, upon conversion of the Convertible Notes, unless we settle our conversion obligation solely in shares of our common stock (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Convertible Notes being surrendered for conversion. We may not have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price in cash with respect to the Convertible Notes surrendered by holders for purchase upon a fundamental change or make cash payments upon conversions. In addition, restrictions in our Amended Credit Agreement or future credit facilities or other indebtedness, if any, may not allow us to purchase the Convertible Notes upon a fundamental change or make cash payments upon conversions of the Convertible Notes. Our failure to purchase the Convertible Notes upon a fundamental change or make cash payments upon conversions thereof when required would result in an event of default with respect to the Convertible Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes or make cash payments upon conversions thereof.
Risks Related to our Operations
If sources from which we obtain information limit our access to such information or charge us fees for accessing such information, our business could be materially and adversely harmed.
Our Envestnet Data & Analytics data aggregation solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of December 31, 2020, we receive over 60% of this data through structured data feeds that are provided under the terms of our contracts with most of our financial institution, or FI, customers. Although all of the information we currently gather is end user-permissioned, non-identified data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.
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
Asset‑based fees make up a significant portion of our revenues. Asset‑based fees represented 54%, 54% and 59% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. We expect that asset‑based fees will continue to represent a significant percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a particular investment or strategy. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset‑based fees could be materially adversely affected. Our asset-based fees are generally calculated quarterly using the value of assets at the end of each calendar quarter. Our methodology may result in lower fees if the financial markets are down when fees are calculated, even if the market had performed well earlier in the quarter.
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
We must continue to introduce new investment solutions and services and technological enhancements to address our clients’ changing needs, market changes, regulations, and technological developments and failure to do so could have a material adverse effect on our results of operations, financial condition or business.
The market for our investment solutions and services is characterized by shifting client demands, evolving market practices, new and evolving regulations, and for some of our investment solutions and services, rapid technological change. Changing client demands, new market rules and practices, or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services, and service and technological enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development costs of approximately $72,120, $59,850 and $52,840 in the years ended December 31, 2020, 2019 and 2018, respectively. We expect that our technology development costs will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.

As a global organization, our business is susceptible to risks associated with our international operations.
We currently maintain international operations in India, the United Kingdom, Canada and Australia, lease space in other jurisdictions outside of the United States for the purpose of gathering data, and have customers located around the globe. Managing a global organization outside of the United States is difficult and time-consuming and introduces risks that we may not face with our operations and sales in the United States. These risks include:

•the burdens of complying with a wide variety of foreign regulations, laws and legal standards, including privacy, data security, tax and employment, some of which may be materially different or  more stringent than those of the United States;
•regional data privacy laws that apply to the transmission of data across international borders;
•lack of familiarity with, and unexpected changes in, foreign regulatory requirements;
•customers’ unfamiliarity with and concerns regarding laws and regulations of the United States that may impact our business operations in their jurisdictions;
•negative, local perception of industries and customers that we may pursue;
•laws and business practices favoring local competitors;
•localization of our solutions, including unanticipated costs related to translation into foreign languages and adaptation for local practices and regulatory requirements;
•different pricing environments;
•difficulties in managing and staffing international operations;
•reduced or varied protection for intellectual property rights in some countries;
•compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our solutions in certain foreign markets, and the risks and costs of compliance;
•fluctuations in currency exchange rates;
•potentially adverse tax consequences, including the complexities of foreign value added tax systems, difficulty in interpreting international tax laws and restrictions on the repatriation of earnings;
•increased financial accounting and reporting burdens and complexities; and
•political, social and economic instability abroad, terrorist attacks and security concerns in general.

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
Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2020, approximately 2,600 of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.

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
We have made substantial investments in software and other intellectual property on which our business is highly dependent. As of December 31, 2020, notwithstanding expiration of some of our oldest patents, we had over 50 issued patents in the U.S. and foreign jurisdictions as well as additional pending patent applications in the U.S. and foreign jurisdictions. Many of our key technologies, investment solutions or services are not covered by any copyright registration, issued patent or patent application. We are the owner of certain patent rights, registered trademarks in the United States, including “ENVESTNET,” and we claim common law rights in other trademarks that are not registered. We rely on a combination of patent, trade secret, trademark and copyright laws, confidentiality and nondisclosure agreements and other contractual and technical security measures to protect our proprietary technology, all of which provide only limited protection. Despite our efforts, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our intellectual property rights without paying us for doing so, which could harm our business. Policing unauthorized use of proprietary technology is difficult and expensive and our monitoring and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly and could divert management attention and resources. If we are unable to protect our intellectual property rights or if third parties independently develop or gain access to our or similar technologies, investment solutions or services, our results of operations, financial condition and business could be materially adversely affected.
We cannot guarantee that:
•our intellectual property rights will provide competitive advantages to us;
•our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;
•our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;
•any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned;
•our trademark applications will lead to registered trademarks;
•competitors will not design around our intellectual property rights or develop similar technologies, investment solutions or products; or that we will not lose the ability to assert our intellectual property rights against others; or
•Our ability to identify and police any misappropriation and protect our proprietary technology will be sufficient.
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
Risks Related to our Acquisitions
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
To the extent we grow our business through acquisitions, any such future acquisitions could present a number of other risks, including:
•incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;
•failure to integrate the operations or management of any acquired operations or assets successfully and on a timely and cost effective basis;

•insufficient knowledge of the operations and markets of acquired businesses;
•loss of key personnel;
•failure to obtain necessary customer consents or retain key customers;
•diversion of management’s attention from existing operations or other priorities;
•increased costs or liabilities as a result of historical, undetected or undisclosed legal, regulatory or financial issues related to acquired operations or assets; and
•inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

In addition, if we are unsuccessful in completing acquisitions of other businesses, operations or assets or if such opportunities for expansion do not arise, our results of operations, financial condition or business could be materially adversely affected.
Risks Related to our Information Technology and Data
Our failure to successfully execute the conversion of our clients’ assets from their technology platform to our platforms in a timely and accurate manner could have a material adverse effect on our results of operations, financial condition or business.
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
Risks Related to Laws and Regulations
Our operations are subject to extensive government regulation, and compliance failures or regulatory action against us could adversely affect our results of operations, financial condition or business.
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
State or federal legislation, regulatory requirements, or regulatory enforcement applicable to this business activity may also change. Privacy groups, governmental agencies and individuals also may seek to restrict or prevent, or may advocate for greater regulation of, our provision of data panels to data panel customers. For example, in January 2020, three members of Congress wrote to the Federal Trade Commission (the “FTC”) to request a review of these business practices. In February 2020, we received a civil investigative demand from the FTC for documents and information relating to our data collection, assembly, evaluation, sharing, correction and deletion practices, with which demand we fully complied. In November, 2020, we were informed by the FTC that it had closed the matter with no further action.
Our use of data panels is subject to the agreement of our business customers from which we obtain the underlying data or for which we source their underlying data. Although our arrangements with these customers generally permit us to use non-identified transaction level data, some customers decline to permit the use of this data. The inability to use data may limit the usefulness of our solutions and services which could adversely affect our business. For some of our solutions, we contractually require our customers to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of information through our solutions. A failure by our customers to comply with these contractual requirements could limit our use of the related data and therefore the usefulness of our solutions and services which could adversely affect our business. Furthermore, a failure by our customers to comply with these contractual requirements could subject us to claims or liability for unauthorized use or disclosure of information. These claims or liabilities could subject us to unexpected costs and have a material adverse effect on our results of operations, financial condition or business.
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
Our charter provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of our stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or other employees.

Our charter provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, this choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us or our directors, officers and other employees. The exclusive forum provision in our charter will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the respective rules and regulations promulgated thereunder.

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

For the year ended December 31, 2020 and 2019, the Company estimated that a sales and use tax liability of $6,563 and $10,220, respectively, was probable related to current and prior year revenues in a number of taxing jurisdictions. In addition, for the same periods, the Company estimated a sales tax receivable of $2,087 and $3,346, respectively, related to estimated recoverability of a portion of the liability. Additional future information obtained from the applicable jurisdictions or audits by one or more taxing authorities may affect our estimate of our sales and use tax liability. There can be no assurance that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we currently believe no such taxes are required.
Risks Related to our Common Stock
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
Item 1B.  Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters are located in Chicago, Illinois. We support our Envestnet Wealth Solutions segment primarily through offices in Denver, Colorado; Raleigh, North Carolina; Berwyn, Pennsylvania; Richmond, Virginia; Seattle, Washington; and Trivandrum, India. We support our Envestnet Data & Analytics segment primarily through offices in San Mateo, California; Raleigh, North Carolina; and Bangalore, India. The majority of our offices are leased. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.
Item 3. Legal Proceedings
See Part II, Item 8, “Note 21—Commitments and Contingencies” for Legal Proceedings details. For more information regarding the potential impact of regulations and other legal matters, see Part I, Item 1A, “Risk Factors”.

Item 4. Mine Safety Disclosures
This section is not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
Our common stock is listed on the New York Stock Exchange under the symbol “ENV”.
(b)Holders
The number of holders of record of our common stock was 186 as of February 19, 2021.
Common Stock
As of December 31, 2020, we had 500,000,000 common shares authorized at a par value of $0.005, of which 54,093,535 shares were outstanding.
Preferred Stock
As of December 31, 2020, we had 50,000,000 preferred shares authorized at a par value of $0.005, of which no shares were outstanding.
(c)Dividends
We have never declared or paid cash dividends on our common stock, and we intend to retain our future earnings, if any, to fund the growth of our business. We therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as any other factors that the Board, in its sole discretion, may consider relevant.
(d)Securities Authorized for Issuance Under Equity Compensation Plan
For a description of securities authorized under our equity compensation plans, see Part II, Item 8, “Note 15—Stock-Based Compensation” and Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.
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

5 YEAR STOCK PERFORMANCE GRAPH

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Envestnet, Inc.	$100.00	$118.09	$167.00	$164.79	$233.27	$270.75
Russell® 2000 Index	100.00	119.48	135.18	118.72	146.89	173.86
S&P North American Technology Sector Index	100.00	112.05	152.66	155.51	219.75	316.47

The stock price performance included in the graph above is not necessarily indicative of future stock price performance.

(f)Recent Sales of Unregistered Securities
None
(g)Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2020 through October 31, 2020	—	$—	—	1,956,390
November 1, 2020 through November 30, 2020	—	—	—	1,956,390
December 1, 2020 through December 31, 2020	—	—	—	1,956,390
On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of December 31, 2020, 1,956,390 of shares could still be purchased under this program.

Item 6. Selected Financial Data

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where we have otherwise indicated or the context otherwise requires, all amounts presented in this Form 10‑K are in thousands, except share and per share information and numbers of financial advisors and client accounts.

Overview

Envestnet, through its subsidiaries, is transforming the way financial advice and wellness are delivered. Its mission is to empower advisors and financial service providers with innovative technology, solutions and intelligence to make financial wellness a reality for everyone. Envestnet has been a leader in helping transform wealth management, working towards its goal of building a holistic financial wellness ecosystem to improve the financial lives of millions of consumers.

Over 106,000 advisors and more than 5,100 companies, including 17 of the 20 largest U.S. banks, 47 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIAs”) and hundreds of internet services companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting technology, solutions and data, delivering better intelligence and enabling its customers to drive better outcomes.
Envestnet, a Delaware corporation originally founded in 1999, serves clients from its headquarters based in Chicago, Illinois, as well as other locations throughout the United States, India and other international locations.
We also operate five RIAs registered with the U.S. Securities and Exchange Commission (“SEC”). We believe that our business model results in a high degree of recurring and predictable financial results.

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

We have instituted travel bans and are following mandatory stay-at-home orders where applicable. A majority of our employees are working from home as a result of these stay-at-home orders. Where permissible, we have also implemented in-office work rotations. For employees working at our offices, preventative measures have been taken, including the adapting of work spaces to allow for appropriate social distancing and enhanced cleaning regimens. We also canceled our 2020 and 2021 in-person Advisor Summit Conferences, instead offering a reimagined Advisor Summit On-Demand, which allows participants access to a library of online sessions. We continue to monitor developments related to COVID-19 and, as the situation evolves, will continue to coordinate our operations response based on existing business continuity plans and on guidance from global health organizations, relevant governments and general response pandemic best practices. The actions that we took in 2020 resulted in lower operating expenses in certain areas, particularly travel and marketing. We expect our operating expenses to increase as COVID-related restrictions are removed and business activity improves.

At the start of the COVID-19 pandemic, significant declines occurred within the equity markets. This is significant to us as we provide asset-based, subscription-based and professional services on a business-to-business-to-consumer basis to financial services clients, whereby customers offer solutions based on our platform to their end users. For the twelve months ended December 31, 2020, approximately 54% of our revenues resulted from asset-based fee billing arrangements. Asset-based recurring revenues primarily consisted of fees for providing customers access to our platforms. These fees are generally based upon variable percentages of assets managed or administered under our platforms. Our fee percentages vary based on the level and type of services that we provide to our customers, as well as the values of existing customer accounts. The values of our customer accounts are affected by inflows or outflows of customer funds and market fluctuations. Approximately 75% of our asset-based fee arrangements are billed at the beginning of each quarter based on the market value of customer assets on our platforms as of the end of the prior quarter.

As a result of the structure of our revenue arrangements and our customer-types, our revenues during the three months ended March 31, 2020 were not materially impacted by COVID-19. While we experienced a decrease to our asset-based revenues in the second quarter of 2020 compared to the first quarter of 2020 as a result of the decline in the equity markets as of March 31, 2020, our asset-based revenues were minimally impacted in the third quarter of 2020 as the equity markets have generally recovered to pre-pandemic levels. We have experienced no business interruptions, nor did we lose any significant customers as a result of the COVID-19 pandemic.

For the twelve months ended December 31, 2020, approximately 43% of revenues were subscription-based. These revenues primarily consisted of fees for providing customers continuous access to our platforms. These subscription-based fees generally include fixed fees or usage-based fees. These fees vary based on the services being offered. Our subscription-based fee arrangements are typically established through multi-year contracts.

In the event that the equity markets fall again as a result of COVID-19 or for any other reason, our revenues will be negatively impacted. Based on our most recent internal forecasts and other qualitative factors, we have determined that we currently have no impairments to our assets as of December 31, 2020.

We have not modified our revolving credit agreement in connection with the COVID-19 pandemic. Additionally, in August 2020, we successfully acquired additional financing in the form of convertible notes on terms favorable to the Company.

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

In connection with the Private Technology Company Acquisition, we acquired all of the outstanding shares and paid cash consideration of $2,343, net of cash acquired, subject to certain closing and post-closing adjustments, plus up to an additional $6,750 in contingent consideration, based upon the achievement of certain performance targets. On the date of acquisition, we recorded a liability of approximately $5,239, which represented the estimated fair value of contingent consideration as of that date.

In 2020, we determined that certain performance targets for this acquisition would not be met. As a result, we reduced the contingent consideration liability plus accrued interest associated with this acquisition by $3,105 and recorded this as a reduction to general and administration expenses. Future changes to the estimated fair value of the contingent consideration, if any, will be recognized in our earnings.

We recorded estimated goodwill of $7,019, which is not deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $1,000. The tangible assets acquired and liabilities assumed were not material.

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

We previously owned approximately 45% of the outstanding units in this private financial technology design company, and accounted for it as an equity method investment. Based upon the estimated value of the private financial technology design company of $11,026, we paid estimated consideration of $5,946, net of cash acquired, for the remaining outstanding units. As a result of the acquisition, we recognized a gain of $4,230 on the re-measurement to fair value of its previously held interest, which is included in other income (expense), net in the consolidated statements of operations.

In connection with the Private Financial Technology Design Company Acquisition, we recorded estimated total goodwill of $9,241, of which approximately $6,232 is deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $2,000. The tangible assets acquired and liabilities assumed were not material.

Private Offering of Convertible Notes due 2025

In August 2020, we issued $517,500 of convertible notes maturing on August 15, 2025 (“Convertible Notes due 2025”). Net proceeds from the offering were approximately $503,000. The Convertible Notes due 2025 bear interest at a rate of 0.75 percent per annum payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning on February 15, 2021.

The Convertible Notes due 2025 are general unsecured obligations, subordinated in right of payment to our obligations under our revolving credit facility. The Convertible Notes due 2025 are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 9.3682 shares per one thousand principal amount of notes, which represents a conversion price of $106.74 per share, subject to adjustment under certain conditions. See Part II, Item 8, “Note 10—Debt, Convertible Notes due 2025” for more details regarding the issuance of these convertible notes.

Early Retirement Program

In the fourth quarter of 2019, we offered a voluntary early retirement program (the “Early Retirement Program”) to employees over a certain age, who have a combined age and years of experience with the Company of at least 65 years. Employees had until January 31, 2020 to voluntarily accept the program with separation of service no later than March 31, 2020. In connection with this program, we recorded approximately $12,500 of severance expense during the twelve months ended December 31, 2020. As of December 31, 2020, we have accrued approximately $1,904 in future payments that extend through 2030.

Organizational Realignment

In the fourth quarter of 2020, as part of an organizational realignment, we entered into separation agreements with several employees. In connection with this realignment, we recognized approximately $5,100 of severance expense during the twelve months ended December 31, 2020, with an additional $5,300 of severance expense expected to be recognized in the first half of 2021. As of December 31, 2020, we have accrued approximately $5,100 in accrued compensation and related taxes associated with these separation agreements.

Executive Leadership Appointments

Effective March 30, 2020, our Board of Directors (the “Board”) appointed Bill Crager as Envestnet's Chief Executive Officer (“CEO”), a role he had held on an interim basis following the passing of our former Chairperson and CEO Judson Bergman in 2019. Additionally, on March 30, 2020 the Board appointed Stuart DePina as Envestnet's President. James Fox, a current member of our Board, was named Chairperson of the Board.

Key Metrics

Envestnet Wealth Solutions Segment

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of December 31,
	2020	2019	2018
	(in millions, except accounts and advisors data)
Platform Assets
AUM	$263,043	$207,083	$150,591
AUA	405,365	343,505	291,934
Total AUM/A	668,408	550,588	442,525
Subscription	3,892,814	3,205,281	2,314,253
Total Platform Assets	$4,561,222	$3,755,869	$2,756,778
Platform Accounts
AUM	1,073,122	935,039	816,354
AUA	1,276,975	1,193,882	1,182,764
Total AUM/A	2,350,097	2,128,921	1,999,118
Subscription	11,079,048	9,793,175	8,865,435
Total Platform Accounts	13,429,145	11,922,096	10,864,553
Advisors
AUM/A	41,206	40,563	40,103
Subscription	65,104	61,180	56,237
Total Advisors	106,310	101,743	96,340

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - 2020
	As of 12/31/2019	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Subscription	As of 12/31/2020

	(in millions, except account data)
AUM	$207,083	$74,118	$(42,958)	$31,160	$24,800	$—	$263,043
AUA	343,505	117,138	(84,328)	32,810	40,052	(11,002)	405,365
Total AUM/A	$550,588	$191,256	$(127,286)	$63,970	$64,852	$(11,002)	$668,408
Fee-Based Accounts	2,128,921			278,863		(57,687)	2,350,097

The above AUM/A gross sales figures include $38.6 billion in new client conversions. We onboarded an additional $119.6 billion in subscription conversions during 2020, bringing total conversions for the year to $158.2 billion.

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

Asset and account figures in the “Reclass to Subscription” columns for the years ended December 31, 2020 and 2019 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

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

Paid users were approximately 35.0 million, 25.0 million and 23.3 million as of December 31, 2020, 2019 and 2018, respectively. The increase was primarily driven by an increase in our number of customers as well as expansion of user base within certain existing customers.

Revenues

Overview

We earn revenues primarily under three pricing models. First, a majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors. These revenues are recorded under asset-based revenues. Our asset‑based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset‑based fees accounted for approximately 54%, 54% and 59% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. In future periods, the percentage of our total revenues attributable to asset‑based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant subscription agreements, the mix of AUM or AUA, and other factors.

We also generate revenues from recurring, contractual subscription fees for providing access to our technology platforms. This subscription revenue includes both contractual minimum payments and usage-based fees and is driven primarily by the number of customers, including new customers as well as customers who renew their existing subscription contracts, and the number of paid users. These revenues are recorded under subscription-based revenues. Subscription fees vary based on the scope of technology solutions and services being used, and are priced in a variety of constructs based on the size of the business, number of users or number of accounts and in many cases can increase over time based on the growth of these factors. Subscription fees accounted for 43%, 42% and 36% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

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

For approximately 75% of our asset-based recurring revenues from assets under management or administration, we bill customers at the beginning of each quarter based on the market value of customer assets on our platforms as of the end of the prior quarter. For example, asset-based recurring revenues recognized during the fourth quarter of 2020 were primarily based on the market value of assets as of September 30, 2020. Our asset-based recurring revenues are generally recognized ratably throughout the quarter based on the number of days in the quarter.

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

Subscription-based recurring revenues

Subscription-based recurring revenues are recognized ratably over the contracted term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided all applicable revenue recognition criteria have been satisfied. As part of the subscription contracts, our customers generally commit to a minimum level of paid users from which a minimum level of non-refundable subscription revenue is derived. As paid users in excess of the guaranteed minimum level access the platform, the customer is then required to pay additional usage fees calculated based upon a contracted per-paid-user fee. No refunds or credits are given if fewer paid users access the platform than the contracted minimum level. Usage-based revenue is recognized as earned, provided all applicable revenue recognition criteria have been satisfied.

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

Expenses

The following is a description of our principal expense items:

Cost of revenues

Cost of revenues primarily includes expenses related to our receipt of sub‑advisory and clearing, custody and brokerage services from third parties. The largest component of cost of revenues is paid to third party investment managers. Clearing, custody and brokerage services are performed by third‑party providers. These expenses are typically calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter and are recognized ratably throughout the quarter based on the number of days in the quarter. Also included in cost of revenues are vendor specific expenses related to the direct support of revenues associated with the Envestnet Data & Analytics products.

Compensation and benefits

Compensation and benefits expenses primarily relate to employee compensation, including salaries, short-term incentive compensation, non‑cash stock‑based compensation, incentive compensation, benefits and employer‑related taxes.

General and administration

General and administration expenses include costs and expenses related to occupancy, communications services, research and data services, website and system development, marketing, professional and legal services, travel and entertainment and acquisition/transaction related expenses.

Depreciation and amortization

Depreciation and amortization expenses include depreciation and amortization related to:

•fixed assets, including land, building and building improvements, computer equipment and software, leasehold improvements, office furniture and fixtures and office equipment and other;

•internally developed software; and

•intangible assets, primarily related to customer lists, proprietary technology and trade names, the values of which are capitalized in connection with our acquisitions.

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

Interest expense

Interest expense includes coupon interest, discount amortization and issuance cost amortization related our convertible note issuances, as well as interest and amortization of upfront fees and monthly fees related to our Amended Credit Agreement. See Part II, Item 8, “Note 10—Debt” for details. The discount, issuance costs and upfront fees are amortized over the term of the related agreements. As of January 1, 2021, we plan to adopt FASB ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” We expect our interest expense to decrease as a result of adopting this new standard.

Other income (expense), net

Other income (expense), net includes gains (losses) on our portion of our equity method investees' results and foreign exchange gains or losses as well as other miscellaneous income or expense items as appropriate.

Results of Operations

	Year Ended December 31,
	2020	2019	% Change	2018	% Change
	(in thousands, except for percentages)
Revenues:
Asset-based	$540,947	$484,312	12%	$481,233	1%
Subscription-based	426,507	378,813	13%	295,467	28%
Total recurring revenues	967,454	863,125	12%	776,700	11%
Professional services and other revenues	30,776	37,002	(17)%	35,663	4%
Total revenues	998,230	900,127	11%	812,363	11%
Operating expenses:
Cost of revenues	305,929	278,811	10%	263,400	6%
Compensation and benefits	398,970	383,554	4%	317,188	21%
General and administration	160,229	152,564	5%	139,984	9%
Depreciation and amortization	113,661	101,271	12%	77,626	30%
Total operating expenses	978,789	916,200	7%	798,198	15%
Income (loss) from operations	19,441	(16,073)	*	14,165	*
Other income (expense):
Interest income	1,112	3,347	(67)%	2,363	42%
Interest expense	(31,504)	(32,520)	(3)%	(25,203)	29%
Other income (expense), net	2,906	(2,849)	*	(487)	*
Total other expense, net	(27,486)	(32,022)	(14)%	(23,327)	37%
Loss before income tax benefit	(8,045)	(48,095)	(83)%	(9,162)	*
Income tax benefit	(5,401)	(30,893)	(83)%	(13,172)	135%
Net income (loss)	(2,644)	(17,202)	(85)%	4,010	*
Add: Net (income) loss attributable to non-controlling interest	(466)	420	*	1,745	(76)%
Net income (loss) attributable to Envestnet, Inc.	$(3,110)	$(16,782)	(81)%	$5,755	*
*Not meaningful

Year ended December 31, 2020 compared to year ended December 31, 2019

Asset-based recurring revenues

Asset-based recurring revenues increased 12% from $484,312 in 2019 to $540,947 in 2020. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle as a result of the upswing in the equity markets relative to the comparable 2019 period. In 2020, revenues were also positively affected by new account growth and positive net flows of AUM/A.

The number of financial advisors with AUM or AUA on our technology platforms increased from 40,563 as of December 31, 2019 to 41,206 as of December 31, 2020 and the number of AUM or AUA client accounts increased from approximately 2.1 million as of December 31, 2019 to approximately 2.4 million as of December 31, 2020.

Asset-based recurring revenue was 54% of total revenue for both years.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 13% from $378,813 in 2019 to $426,507 in 2020. This increase was primarily due to an increase of $41,204 in the Envestnet Wealth Solutions segment and an increase of $6,490 in the Envestnet Data & Analytics segment.

The increase in the Envestnet Wealth Solutions segment was primarily due to our 2019 acquisitions of PortfolioCenter and Pietech, Inc. (collectively, the “2019 Acquisitions”) and growth from new and existing customers.

The increase in Envestnet Data & Analytics revenue was primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 17% from $37,002 in 2019 to $30,776 in 2020. The decrease was due to timing of the completion of customer projects and deployments, as well as a decrease in revenues resulting from the cancellation of our 2020 Advisor Summit.

Cost of revenues

Cost of revenues increased 10% from $278,811 in 2019 to $305,929 in 2020, primarily due to an increase in asset-based cost of revenues of $34,656, partially offset by decreases in professional services and other revenues of $5,568 and subscription-based cost of revenues of $1,970. As a percentage of total revenues, cost of revenues remained consistent at 31% for the years ended December 31, 2019 and 2020.

Compensation and benefits

Compensation and benefits increased 4% from $383,554 in 2019 to $398,970 in 2020, primarily due to increases in severance expense of $9,742 and incentive compensation of $6,925, partially offset by salary, benefits and related payroll taxes of $1,922. The increase in severance expense is primarily related to charges connected with the Early Retirement Program that was offered to eligible employees through January 31, 2020. The 2019 Acquisitions contributed compensation and benefits expenses of $22,891 and $28,601, to total compensation and benefits expense in 2019 and 2020, respectively. As a percentage of total revenues, compensation and benefits decreased from 43% in 2019 to 40% in 2020, primarily due to revenue growth of our 2019 Acquisitions outpacing compensation and benefit growth for these same acquisitions.

General and administration

General and administration expenses increased 5% from $152,564 in 2019 to $160,229 in 2020, primarily due to increases in non-recurring restructuring charges and transaction costs of $11,202, systems development expense of $4,772, trade errors of $3,045, permits, licenses and fees of $1,425, professional and legal expenses of $1,363 and other miscellaneous general and administrative expenses of $1,278. These increases were partially offset by decreases in travel and entertainment expense of $12,335, occupancy costs of $3,296 and marketing expense of $3,159. The 2019 Acquisitions contributed general and administration expenses of $8,701 and $6,593, to total general and administration expenses in 2019 and 2020 respectively. As a percentage of total revenues, general and administration expenses decreased from 17% in 2019 to 16% and 2020.

Depreciation and amortization

Depreciation and amortization expense increased 12% from $101,271 in 2019 to $113,661 in 2020, primarily due to increases in internally developed software amortization expense of $6,628 and intangible asset amortization expense of $5,107. As a percentage of total revenues, depreciation and amortization expense remained consistent at 11% in 2019 and 2020.

Interest income

Interest income decreased from $3,347 in 2019 to $1,112 in 2020, primarily due to less interest earned on our bank accounts and money market funds. While our cash and cash equivalent balance increased significantly in 2020 as a result of the proceeds we received from our convertible debt offering in August 2020, interest earned on this cash continued to be low.

Interest expense

Interest expense decreased 3% from $32,520 in 2019 to $31,504 in 2020, primarily due to the payment of $345,000 of convertible notes in December 2019 and the paydown of our revolving credit facility in 2020, partially offset by additional interest incurred on the issuance of Convertible Notes due 2025 in August 2020. As a percentage of total revenues, interest expense decreased from 4% in 2019 to 3% in 2020.

Other income (expense), net

Other income (expense), net increased from other expense of $2,849 in 2019 to other income of $2,906 in 2020, primarily due to a gain of $4,230 recognized in 2020 on the remeasurement of our previously held interest in the private financial technology design company, a gain of $2,524 as a result of a fair value adjustment upon settlement of our former Chief Executive Officer's stock options and a gain on the sale of our interest held in a private company of $1,647. This increase was partially offset by additional equity method losses of $3,038 recorded in 2020 as compared to 2019.

Income tax provision

	Year Ended December 31,
	2020	2019
Loss before income tax benefit	$(8,045)	$(48,095)
Income tax benefit	(5,401)	(30,893)
Effective tax rate	67.1%	64.2%

Our 2020 effective tax rate differs from the statutory rate primarily due to state taxes, the excess tax benefit related to stock-based compensation, the executive compensation deduction limitation, the generation of research and development (“R&D”) tax credits, income related to the Indian partnerships, the impact of the CARES Act related to NOL carryback, the change in the valuation allowance the Company has placed on a portion of its US deferred tax assets and the settlement of ASC 740-10 amounts due to the settlement of the bilateral advance pricing agreement with India and the filing of voluntary disclosure agreement returns.

Our 2019 effective tax rate differs from the statutory rate primarily due to state taxes, excess tax benefit related to stock-based compensation, the generation of R&D tax credits, unrecognized tax benefits, prior period true-ups and changes in valuation allowances.

Year ended December 31, 2019 compared to year ended December 31, 2018

For a discussion of the 2019 Results of Operations compared to 2018, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 28, 2020.

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

The following table reconciles income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2020	2019	2018
Envestnet Wealth Solutions	$91,501	$67,713	$75,491
Envestnet Data & Analytics	(9,943)	(25,262)	(10,013)
Nonsegment operating expenses	(62,117)	(58,524)	(51,313)
Income (loss) from operations	19,441	(16,073)	14,165
Interest income	1,112	3,347	2,363
Interest expense	(31,504)	(32,520)	(25,203)
Other income (expense), net	2,906	(2,849)	(487)
Consolidated loss before income tax benefit	(8,045)	(48,095)	(9,162)
Income tax benefit	(5,401)	(30,893)	(13,172)
Consolidated net income (loss)	(2,644)	(17,202)	4,010
Add: Net (income) loss attributable to non-controlling interest	(466)	420	1,745
Consolidated net income (loss) attributable to Envestnet, Inc.	$(3,110)	$(16,782)	$5,755

Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Year Ended December 31,
	2020	2019	% Change	2018	% Change
	(in thousands, except for percentages)
Revenues:
Asset-based	$540,947	$484,312	12%	$481,233	1%
Subscription-based	248,810	207,606	20%	138,372	50%
Total recurring revenues	789,757	691,918	14%	619,605	12%
Professional services and other revenues	16,333	17,540	(7)%	13,000	35%
Total revenues	806,090	709,458	14%	632,605	12%
Operating expenses:
Cost of revenues	283,497	255,108	11%	244,658	4%
Compensation and benefits	257,698	227,570	13%	191,893	19%
General and administration	92,680	93,321	(1)%	75,424	24%
Depreciation and amortization	80,714	65,746	23%	45,139	46%
Total operating expenses	714,589	641,745	11%	557,114	15%
Income from operations	$91,501	$67,713	35%	$75,491	(10)%

Year ended December 31, 2020 compared to year ended December 31, 2019 for the Envestnet Wealth Solutions segment

Revenues

Asset-based recurring revenues

Asset-based recurring revenues increased 12% from $484,312 in 2019 to $540,947 in 2020. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycle as a result of the upswing in the equity markets relative to the comparable 2019 period. In 2020, revenues were also positively affected by new account growth and positive net flows of AUM/A.

The number of financial advisors with AUM or AUA on our technology platforms increased from 40,563 as of December 31, 2019 to 41,206 as of December 31, 2020 and the number of AUM or AUA client accounts increased from approximately 2.1 million as of December 31, 2019 to approximately 2.4 million as of December 31, 2020.

As a percentage of total revenues, asset-based recurring revenue decreased from 68% of total revenue in 2019 to 67% in 2020.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 20% from $207,606 in 2019 to $248,810 in 2020.

The 2019 Acquisitions contributed incremental revenues of $31,527 to subscription-based recurring revenues in 2020. The remaining increase of $9,677, is a result of growth from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 7% from $17,540 in 2019 to $16,333 in 2020. The decrease was due to timing of the completion of customer projects and deployments, as well as a decrease in revenues resulting from the cancellation of our 2020 Advisor Summit.

Cost of revenues

Cost of revenues increased 11% from $255,108 in 2019 to $283,497 in 2020. The increase was primarily due to an increase in asset-based cost of revenues of $34,656, directly correlated with the increase in asset-based recurring revenues for the period. This increase was partially offset by a decrease in professional services and other cost of revenues of $5,568, primarily as a result of the cancellation of our 2020 Advisor Summit. As a percentage of segment revenues, cost of revenues decreased from 36% in 2019 to 35% in 2020.

Compensation and benefits

Compensation and benefits increased 13% from $227,570 in 2019 to $257,698 in 2020, primarily due to increases in severance expense of $12,301, incentive compensation of $10,555, salaries, benefits and related payroll taxes of $5,287 and non-cash compensation expense of $1,829. The increase in severance expense is primarily related to charges in connection with the Early Retirement Program. The 2019 Acquisitions contributed compensation and benefits expenses of $22,891 and $28,601 to total compensation and benefits expense in 2019 and 2020, respectively. As a percentage of segment revenues, compensation and benefits remained consistent at 32% in 2019 and 2020.

General and administration

General and administration expenses decreased 1% from $93,321 in 2019 to $92,680 in 2020, primarily due to decreases in travel and entertainment expense of $7,667 and marketing expense of $3,153, partially offset by increases in systems development expense of $3,386, trade errors of $3,000, communications, research and data services of $1,583 and non-recurring restructuring charges and transaction costs of $1,219. The 2019 Acquisitions contributed general and administration expenses of $8,701 and $6,593 to total general and administration expense in 2019 and 2020, respectively. As a percentage of segment revenues, general and administration expenses decreased from 13% in 2019 to 11% in 2020.

Depreciation and amortization

Depreciation and amortization increased 23% from $65,746 in 2019 to $80,714 in 2020, primarily due to increases in intangible asset amortization expense of $6,472, internally developed software amortization expense of $5,659 and property and equipment depreciation expense of $2,837. As a percentage of segment revenues, depreciation and amortization expense increased from 9% in 2019 to 10% in 2020.

Year ended December 31, 2019 compared to year ended December 31, 2018 for the Envestnet Wealth Solutions segment

For a discussion of the 2019 Results of Operations compared to 2018 for the Envestnet Wealth Solutions segment, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 28, 2020.

Envestnet Data & Analytics

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Year Ended December 31,
	2020	2019	% Change	2018	% Change
	(in thousands, except for percentages)
Revenues:
Subscription-based	$177,697	$171,207	4%	$157,095	9%
Professional services and other revenues	14,443	19,462	(26)%	22,663	(14)%
Total revenues	192,140	190,669	1%	179,758	6%
Operating expenses:
Cost of revenues	22,432	23,703	(5)%	18,742	26%
Compensation and benefits	110,436	118,062	(6)%	102,378	15%
General and administration	36,268	38,641	(6)%	36,164	7%
Depreciation and amortization	32,947	35,525	(7)%	32,487	9%
Total operating expenses	202,083	215,931	(6)%	189,771	14%
Loss from operations	$(9,943)	$(25,262)	(61)%	$(10,013)	152%

Year ended December 31, 2020 compared to year ended December 31, 2019 for the Envestnet Data & Analytics segment

Revenues

Subscription-based recurring revenues

Subscription-base recurring revenues increased 4% from $171,207 in 2019 to $177,697 in 2020, primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 26% from $19,462 in 2019 to $14,443 in 2020, primarily due to the timing of the completion of projects and customer deployments.

Cost of revenues

Cost of revenues decreased 5% from $23,703 in 2019 to $22,432 in 2020, primarily due to a decrease in outside services spend. As a percentage of segment revenues, cost of revenues remained consistent at 12% in 2019 and 2020.

Compensation and benefits

Compensation and benefits decreased 6% from $118,062 in 2019 to $110,436 in 2020, primarily due to decreases in salaries, benefits and related payroll taxes of $11,024 resulting from increased capitalization of internally developed software and a decrease in severance expense of $2,584 primarily related to a reduction in force at one location in 2019, offset by increases in incentive compensation expense of $5,285 and in commission expense of $590. As a percentage of segment revenues, compensation and benefits decreased from 62% in 2019 to 57% in 2020.

General and administration

General and administration expenses decreased 6% from $38,641 in 2019 to $36,268 in 2020, primarily due to decreases in travel and entertainment expense of $4,053, occupancy costs of $2,482 and professional fees of $266. These decreases were partially offset by increases in restructuring charges and transaction costs of $3,542 and miscellaneous general and administrative expense of $613. As a percentage of segment revenues, general and administration expenses decreased from 20% in 2019 to 19% in 2020.

Depreciation and amortization

Depreciation and amortization decreased 7% from $35,525 in 2019 to $32,947 in 2020, primarily due to a decrease in depreciation of property and equipment of $2,224 resulting from a non-recurring prior year event. As a percentage of segment revenues, depreciation and amortization expense decreased from 19% in 2019 to 17% in 2020.

Year ended December 31, 2019 compared to year ended December 31, 2018 for the Envestnet Data & Analytics segment

For a discussion of the 2019 Results of Operations compared to 2018 for the Envestnet Data & Analytics segment, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 28, 2020.

Nonsegment

The following table presents nonsegment operating expenses:

	Year Ended December 31,
	2020	2019	% Change	2018	% Change
	(in thousands, except for percentages)
Operating expenses:
Compensation and benefits	$30,836	$37,922	(19)%	$22,917	65%
General and administration	31,281	20,602	52%	28,396	(27)%
Total operating expenses	$62,117	$58,524	6%	$51,313	14%

Year ended December 31, 2020 compared to year ended December 31, 2019 for Nonsegment

Compensation and benefits

Compensation and benefits decreased 19% from $37,922 in 2019 to $30,836 in 2020, primarily due to decreases in incentive compensation of $8,915 (primarily a result of approximately $8,800 in retention bonuses paid in connection with the PIEtech Acquisition in 2019) and non-cash compensation expense of $2,605, partially offset by an increase in salaries, benefits and related payroll taxes of $3,815 and an increase in contract labor of $568.

General and administration

General and administration expenses increased 52% from $20,602 in 2019 to $31,281 in 2020, primarily due to increases in restructuring charges and transaction costs of $6,441 related to multiple 2020 corporate initiatives and acquisition related activities, professional and legal fees of $1,535, permits, license and fees of $1,203, systems and development costs of $898 and miscellaneous general and administrative expense of $763. These increases were partially offset by a decrease in travel and entertainment expense of $615.

Year ended December 31, 2019 compared to year ended December 31, 2018 for Nonsegment

For a discussion of the 2019 Results of Operations compared to 2018 for Nonsegment expenses, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 28, 2020.

Non‑GAAP Financial Measures

In addition to reporting results according to GAAP, we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per share”.

“Adjusted revenues” excludes the effect of purchase accounting on the fair value of acquired deferred revenue. Under GAAP, we record at fair value the acquired deferred revenue for contracts in effect at the time the entities were acquired. Consequently, revenue related to acquired entities for periods subsequent to the acquisition does not reflect the full amount of revenue that would have been recorded by these entities had they remained stand‑alone entities. Adjusted revenues has limitations as a financial measure, should be considered as supplemental in nature and are not meant as a substitute for revenue prepared in accordance with GAAP

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration and purchase liability, income tax benefit, depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration liability, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, gain on acquisition of equity method investment, gain on sale of interest in private company, loss allocation from equity method investments and (income) loss attributable to non‑controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non‑cash interest expense, non‑cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles and fair value adjustment to property and equipment, net, fair market value adjustment on contingent consideration liability, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, gain on acquisition of equity method investment, gain on sale of interest in private company, loss allocation from equity method investments and (income) loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

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

•In communications with our Board of Directors concerning our financial performance.

Our Compensation Committee, Board of Directors and our management may also consider adjusted EBITDA, among other factors, when determining management’s incentive compensation.

We present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision (benefit), non-income tax expense, restructuring charges and transaction costs, accretion on contingent consideration and purchase liability, severance, litigation related expense, pre-tax loss attributable to non‑controlling interest and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non‑cash stock‑based compensation expense from adjusted EBITDA and adjusted net income because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

We believe adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are useful to investors in evaluating our operating performance because securities analysts use adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental measures to evaluate the overall performance of companies, and we anticipate that our investors and analyst presentations will include adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share in such evaluation.

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

•Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect changes in, or cash requirements for, our working capital needs;

•Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share do not reflect non‑cash components of employee compensation;

•Although depreciation and amortization are non‑cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we paid net cash of $8,304, $8,119, and $5,531 in the years ended December 31, 2020, 2019 and 2018, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Total revenues	$998,230	$900,127	$812,363
Deferred revenue fair value adjustment	692	9,271	118
Adjusted revenues	$998,922	$909,398	$812,481

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income (loss)	$(2,644)	$(17,202)	$4,010
Add (deduct):
Deferred revenue fair value adjustment	692	9,271	118
Interest income	(1,112)	(3,347)	(2,363)
Interest expense	31,504	32,520	25,203
Accretion on contingent consideration and purchase liability	1,688	1,772	222
Income tax benefit	(5,401)	(30,893)	(13,172)
Depreciation and amortization	113,661	101,271	77,626
Non-cash compensation expense	57,113	60,444	40,245
Restructuring charges and transaction costs	19,383	26,558	15,580
Severance	25,110	15,367	8,318
Fair market value adjustment on contingent consideration liability	(3,105)	(8,126)	—
Litigation and regulatory related expenses	7,825	2,879	—
Foreign currency	116	(72)	(589)
Non-income tax expense adjustment	421	374	(590)
Gain on acquisition of equity method investment	(4,230)	—	—
Gain on sale of interest in private company	(1,647)	—	—
Loss allocation from equity method investments	5,399	2,361	1,146
(Income) loss attributable to non-controlling interest	(1,830)	110	1,791
Adjusted EBITDA	$242,943	$193,287	$157,545

The following table sets forth a reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income (loss)	$(2,644)	$(17,202)	$4,010
Income tax benefit (1)	(5,401)	(30,893)	(13,172)
Loss before income tax benefit	(8,045)	(48,095)	(9,162)
Add (deduct):
Deferred revenue fair value adjustment	692	9,271	118
Accretion on contingent consideration and purchase liability	1,688	1,772	222
Non-cash interest expense	17,480	18,743	13,905
Non-cash compensation expense	57,113	60,444	40,245
Restructuring charges and transaction costs	19,383	26,558	15,580
Severance	25,110	15,367	8,318
Amortization of acquired intangibles and fair value adjustment to property and equipment, net	73,559	70,677	53,856
Fair market value adjustment on contingent consideration liability	(3,105)	(8,126)	—
Litigation and regulatory related expenses	7,825	2,879	—
Foreign currency	116	(72)	(589)
Non-income tax expense adjustment	421	374	(590)
Gain on acquisition of equity method investment	(4,230)	—	—
Gain on sale of interest in private company	(1,647)	—	—
Loss allocation from equity method investments	5,399	2,361	1,146
(Income) loss attributable to non-controlling interest	(1,830)	110	1,791
Adjusted net income before income tax effect	189,929	152,263	124,840
Income tax effect (2)	(48,432)	(38,827)	(33,705)
Adjusted net income	$141,497	$113,436	$91,135

Basic number of weighted-average shares outstanding	53,589,232	50,937,919	45,268,002
Effect of dilutive shares:
Options to purchase common stock	416,593	1,015,164	1,304,493
Unvested restricted stock units	592,033	691,740	811,590
Convertible Notes	414,398	33,388	—
Warrants	58,459	—	—
Diluted number of weighted-average shares outstanding	55,070,715	52,678,211	47,384,085
Adjusted net income per share - diluted	$2.57	$2.15	$1.92
__________________________________________________________
(1)For the years ended December 31, 2020, 2019 and 2018, the effective tax rate computed in accordance with GAAP equaled 67.1%, 64.2% and 143.8%, respectively.
(2)Estimated normalized effective tax rates of 25.5%, 25.5% and 27.0%, respectively, have been used to compute adjusted net income for the years ended December 31, 2020, 2019 and 2018, respectively.

Note on Income Taxes: As of December 31, 2020, we had net operating loss carryforwards of approximately $242,000 and $211,000 for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth a reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$806,090	$192,140	$—	$998,230
Deferred revenue fair value adjustment	692	—	—	692
Adjusted revenues	$806,782	$192,140	$—	$998,922

Income (loss) from operations	$91,501	$(9,943)	$(62,117)	$19,441
Add (deduct):
Deferred revenue fair value adjustment	692	—	—	692
Accretion on contingent consideration and purchase liability	1,430	258	—	1,688
Depreciation and amortization	80,714	32,947	—	113,661
Non-cash compensation expense	35,797	14,932	8,908	59,637
Restructuring charges and transaction costs	6,878	2,304	10,201	19,383
Severance	18,617	4,628	1,865	25,110
Fair market value adjustment on contingent consideration liability	—	(3,105)	—	(3,105)
Litigation related expense	—	7,825	—	7,825
Other	15	5	—	20
Non-income tax expense adjustment	514	(93)	—	421
Loss attributable to non-controlling interest	(1,830)	—	—	(1,830)
Adjusted EBITDA	$234,328	$49,758	$(41,143)	$242,943

	Year Ended December 31, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$709,458	$190,669	$—	$900,127
Deferred revenue fair value adjustment	9,271	—	—	9,271
Adjusted revenues	$718,729	$190,669	$—	$909,398

Income (loss) from operations	$67,713	$(25,262)	$(58,524)	$(16,073)
Add:
Deferred revenue fair value adjustment	9,271	—	—	9,271
Accretion on contingent consideration and purchase liability	1,772	—	—	1,772
Depreciation and amortization	65,746	35,525	—	101,271
Non-cash compensation expense	33,968	14,963	11,513	60,444
Restructuring charges and transaction costs	2,491	635	22,633	25,759
Severance	6,315	7,212	1,840	15,367
Fair market value adjustment on contingent consideration liability	—	—	(8,126)	(8,126)
Litigation related expense	—	2,879	—	2,879
Other	239	—	—	239
Non-income tax expense adjustment	500	(126)	—	374
Loss attributable to non-controlling interest	110	—	—	110
Adjusted EBITDA	$188,125	$35,826	$(30,664)	$193,287

	Year Ended December 31, 2018
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$632,605	$179,758	$—	$812,363
Deferred revenue fair value adjustment	110	8	—	118
Adjusted revenues	$632,715	$179,766	$—	$812,481

Income (loss) from operations	$75,491	$(10,013)	$(51,313)	$14,165
Add (deduct):				—
Deferred revenue fair value adjustment	110	8	—	118
Accretion on contingent consideration and purchase liability	222	—	—	222
Depreciation and amortization	45,139	32,487	—	77,626
Non-cash compensation expense	19,342	11,552	9,351	40,245
Restructuring charges and transaction costs	3,143	1,735	10,702	15,580
Severance	7,810	480	28	8,318
Litigation related expense	66	4	—	70
Non-income tax expense adjustment	(1,177)	587	—	(590)
Loss attributable to non-controlling interest	1,791	—	—	1,791
Adjusted EBITDA	$151,937	$36,840	$(31,232)	$157,545

Liquidity and Capital Resources

As of December 31, 2020, we had total cash and cash equivalents of $384,565, compared to $82,505 as of December 31, 2019. In August 2020, we issued $517,500 of convertible notes that mature on August 15, 2025. See Part II, Item 8, “Note 10—Debt, Convertible Notes due 2025” for more details regarding the issuance of these convertible notes. With the proceeds from this convertible note issuance, we repaid the outstanding balance on our revolving credit facility of $150,000.

We plan to use existing cash as of December 31, 2020, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

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

Borrowings made under the Amended Credit Agreement incur interest at rates between 1.50% and 3.25% above LIBOR based on our total leverage ratio.  Borrowings made under the Amended Credit Agreement are scheduled to mature on September 27, 2024.

As of December 31, 2020, there were no amounts outstanding under the Revolving Credit Facility. As of December 31, 2020, we had $500,000 available to borrow under the under the Revolving Credit Facility, subject to covenant compliance.

See Part II, Item 8, “Note 10—Debt” for further information regarding the terms of our Amended Credit Agreement.

    Convertible Notes

In May 2018, we issued $345,000 of convertible notes that mature on June 1, 2023 (the “Convertible Notes due 2023”). The Convertible Notes due 2023 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year.

In August 2020, we issued $517,500 of convertible notes that mature on August 15, 2025 (the “Convertible Notes due 2025”). The Convertible Notes due 2025 bear interest at a rate of 0.75% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021.

See Part II, Item 8, “Note 10—Debt” for further information regarding the terms of our Convertible Notes.

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

Cash Flows

The following table presents information regarding our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$169,836	$108,726
Net cash used in investing activities	(99,996)	(375,708)
Net cash provided by financing activities	232,950	60,465
Effect of exchange rate on changes on cash	(831)	(399)
Net increase (decrease) in cash, cash equivalents and restricted cash	301,959	(206,916)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2020 was $169,836 compared to net cash provided by operating activities of $108,726 for the same period in 2019. The increase was primarily due to:

•A decrease in pre-tax losses period over period of $40,050;
•An increase period over period for noncash addbacks for depreciation and amortization expense of $12,390;
•Reduced fair market value adjustments on estimated contingent consideration liabilities of $5,021; and
•Reduced gains on proceeds of $5,000 received from a life insurance policy that was paid out in 2019.

These increases were partially offset by a decrease in the change in operating assets and liabilities of $6,162 which is primarily timing related.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $99,996 compared to net cash used in investing activities of $375,708 for the same period in 2019. The change was primarily a result of a decrease in cash disbursements for business acquisitions of $300,658. In January 2020, we also used $11,000 to acquire a 4.25% interest in a privately held company. For the year ended December 31, 2020, we capitalized an additional $20,812 of internally developed software costs as compared to the same period in 2019.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $232,950 compared to net cash provided by financing activities of $60,465 for the same period in 2019. In August 2020, we received net proceeds of approximately $503,000 from the issuance of convertible debt. With these proceeds, we paid off the outstanding balance of our revolving credit facility. On a year over year basis, our revolver activity resulted in an additional $520,000 of net cash outflows. In 2019, we paid $184,751 towards convertible notes that matured on December 15, 2019.

Commitments

We enter into unconditional purchase obligations arrangements for certain of our services that we receive in the normal course of business. As of December 31, 2020, the Company estimated future minimum unconditional purchase obligations of approximately $56,000.

As of December 31, 2020, future minimum lease payments under non-cancellable leases were $163,537. These leases expire at various dates prior to 2030.

In connection with certain of our acquisitions, we have entered into contingent consideration arrangements whereby we have agreed to pay additional amounts based upon the achievement of certain performance targets. As of December 31, 2020, these liabilities are valued at $12,559. We also have additional direct purchase obligations of $6,229 related to our acquisitions. We granted membership interests in certain of the Company's equity method investments to two legacy PIEtech executives with an estimated grant date fair market value of $8,900. These membership interests vested on May 1, 2020 and become exercisable on May 1, 2022, with the option to put the membership interests to the Company.

We have also committed $5,740 in future funding to certain of our equity method investees.

We expect to spend approximately $14,000 on capital expenditures in 2021, with a forecasted 10% annual increase thereafter for the next four years.

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

Critical Accounting Policies and Estimates

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

The usage-based pricing generally resets each quarter and the pricing structure is generally consistent throughout the term of the contract. The fixed fees are generally calculated and billed quarterly in advance. The usage-based fees are generally calculated and are billed either monthly or quarterly based on the actual usage and relate specifically to the benefits transferred to the customer during that month or quarter. Accordingly, revenue is allocated to the specific quarter in which services are performed.

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

Professional services and other revenues— We earn professional services fees by providing contractual customized services and platform software development as well as initial implementation fees. Professional services contracts generally have fixed prices, and generally specify the deliverables in the contract. Certain professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of services performed. Initial implementation fees are fixed and are generally recognized ratably over the contract term.

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

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, margins and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies and the general macroeconomic environment. We review finite‑lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. There was no impairment recognized on intangible assets in 2020, 2019 or 2018.

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

We determine the fair value of contingent acquisition consideration payable on the acquisition date using a discounted cash flow approach utilizing an appropriate discount rate. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as adjustments to fair market value adjustment on contingent consideration liability within general and administration expenses on the consolidated statements of operations. Changes in the fair value of the contingent acquisition consideration liability can result from adjustments to the estimated revenue forecasts included in the contingent payment calculations. For the years ended December 31, 2020 and 2019, we reduced our contingent consideration liabilities plus accrued interest by $3,105 and $8,126, respectively, as we determined that certain performance targets would not be met. We did not record any fair value adjustments to our contingent consideration for the year ended December 31, 2018.

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

We completed our annual goodwill impairment test as of October 31, 2020 for the fiscal year ended December 31, 2020. At that date, we determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit. We concluded that we have two reporting units. We also determined that it was more likely than not that the fair value of the reporting units exceeded the carrying value and concluded that goodwill was not impaired. As a result, we did not perform the quantitative goodwill impairment evaluation.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the years ended December 31, 2020, 2019 and 2018.

Convertible debt

We have issued $345,000 of 1.75% convertible notes due June 2023 and $517,500 of 0.75% convertible notes due August 2025. These convertible notes are accounted for in accordance with ASC 470-20. We have determined that the embedded conversion options in our convertible notes are not required to be separately accounted for as a derivative under GAAP. We separately account for the liability and equity components of convertible notes that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. We recognize the accretion of the resulting discount using the effective interest method as part of interest expense in its consolidated statements of operations. The determination of the interest rate used to value the equity component requires management judgment. Small changes to this interest rate could have a significant effect on the amounts allocated to the liability component and on the amortization of the debt discount.

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

Our effective tax rates differ from the statutory rates primarily due to state taxes, the effect of the excess tax benefit related to stock-based compensation, the executive compensation deduction limitation, the generation of R&D tax credits, income related to the India partnerships, impact of the CARES Act related to NOL carryback, the change in the valuation allowance the Company has placed on a portion of its US deferred tax assets, and the settlement of ASC 740-10 amounts due to the settlement of the bilateral advanced pricing agreement with India and the filing of voluntary disclosure agreement returns. Our provision for income taxes varies based on, among other things, changes in the valuation of our deferred tax assets and liabilities, the tax effects of non-cash stock-based compensation or changes in applicable tax laws, regulations and accounting principles or interpretations thereof.

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

Our Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2020, 2011, and 2010. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheets. It is possible that one or more of these audits may be finalized within the next twelve months.

Recent Accounting Pronouncements

See Part II, Item 8, “Note 2—Summary of Significant Accounting Policies” for a detailed description of Recent Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market risk
Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2020, 2019 and 2018, 54%, 54% and 59% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline and our net income (loss) to decrease. If there are financial market declines for COVID-19 or any other matter, our asset-based revenues may negatively be impacted in future periods.
Foreign currency risk
A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the year ended December 31, 2020, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would not have a material effect on our consolidated financial position, results of operations or cash flow.
The expenses of our Indian subsidiaries, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the year ended December 31, 2020, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $6,400 to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $5,300 to pre-tax earnings.
Interest rate risk
We are subject to market risk from changes in interest rates. We have a revolving credit facility that bears interest at LIBOR plus an applicable margin between 1.50% and 3.25%. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the Amended Credit Agreement. Interest charged on the revolving credit facility during 2020 was incurred at an average rate of 2.92%. As of December 31, 2020, we had no borrowings outstanding under the Amended Credit Agreement. We incurred interest expense of $6,582 for the year ended December 31, 2020 related to the Amended Credit Agreement. A sensitivity analysis performed on the interest expense indicated that a hypothetical 0.25% increase or decrease in our interest rate would not have a material effect on our consolidated financial position, results of operations or cash flow.

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Envestnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Envestnet, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Evaluation of the carrying value of the liability component of convertible senior notes

As discussed in Note 10 to the consolidated financial statements, in August 2020, the Company issued 0.75% convertible senior notes due August 15, 2025 (the Notes) for an aggregate principal amount of $517.5 million. In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The determination of the carrying amount of the liability component was based on the fair value of a similar debt instrument that does not have a conversion feature as of the issuance date. As a result, the Company recorded debt discount and the related equity component of approximately $70.5 million as a result of the convertible note issuance.

We identified the evaluation of the carrying value of the liability component of the Notes as a critical audit matter. A high degree of auditor judgment was required in assessing the interest rate that would be available to the Company for a similar debt instrument that does not have a conversion feature. Additionally, minor changes to the interest rate could have a significant effect on the amounts allocated to the liability component and on the amortization of the debt discount.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the carrying value of the liability component of the Notes, including the interest rate that would be available to the Company for a similar debt instrument that does not have a conversion feature. We read the indenture documents related to the Notes and involved professionals with specialized skills and knowledge who assisted in developing an independent fair value estimate of the liability component of the Notes using independently determined interest rates based on available market data, which we compared to management’s estimate.

Sufficiency of audit evidence over the IT elements of revenue recognition

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company has recorded $998,230 thousand of revenues for the year ended December 31, 2020. Revenues are derived from asset‑based services, subscription or licensing‑based services, and professional services and other sources, and sold with varying price structures. The Company recognizes revenues when control of the services is transferred to customers.

We identified the evaluation of the sufficiency of audit evidence over the information technology (“IT”) elements of revenue recognition as a critical audit matter. Subjective and complex auditor judgment was required to assess the sufficiency of audit procedures performed and the nature and extent of audit evidence obtained due to the complexity and number of IT systems and the specialized skills needed to test the IT elements of the revenue recognition process.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the IT elements of revenue recognition, including the determination of IT systems for which those procedures were to be performed based on the nature of the information processed by the systems. We evaluated the design and tested the operating effectiveness of certain internal controls within the Company’s revenue recognition process, including the automated elements of the flow of transactions and certain manual controls over the underlying transaction data processed by the IT systems. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT controls and certain application controls interacting within the Company’s revenue recognition process. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed.

 /s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Denver, Colorado
February 26, 2021

Envestnet, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share information)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$384,565	$82,505
Fees receivable, net	80,064	67,815
Prepaid expenses and other current assets	40,570	32,183
Total current assets	505,199	182,503

Property and equipment, net	47,969	53,756
Internally developed software, net	96,501	60,263
Intangible assets, net	435,041	505,589
Goodwill	906,773	879,850
Operating lease right-of-use assets, net	105,249	82,796
Other non-current assets	47,558	37,127
Total assets	$2,144,290	$1,801,884

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$158,548	$137,944
Accounts payable	18,003	17,277
Operating lease liabilities	13,649	13,816
Contingent consideration	11,251	—
Deferred revenue	34,918	34,753
Total current liabilities	236,369	203,790

Convertible Notes	756,503	305,513
Revolving credit facility	—	260,000
Contingent consideration	1,308	9,045
Deferred revenue	1,813	5,754
Non-current operating lease liabilities	112,182	88,365
Deferred tax liabilities, net	34,740	29,481
Other non-current liabilities	25,557	32,360
Total liabilities	1,168,472	934,308

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 67,832,706 and 66,320,706 shares issued as of December 31, 2020 and December 31, 2019, respectively; 54,093,535 and 52,841,706 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	339	331
Additional paid-in capital	1,166,774	1,037,141
Accumulated deficit	(79,912)	(75,664)
Treasury stock at cost, 13,739,171 and 13,479,000 shares as of December 31, 2020 and December 31, 2019, respectively	(110,466)	(90,965)
Accumulated other comprehensive loss	(398)	(1,749)
Total stockholders’ equity	976,337	869,094
Non-controlling interest	(519)	(1,518)
Total equity	975,818	867,576
Total liabilities and equity	$2,144,290	$1,801,884

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Asset-based	$540,947	$484,312	$481,233
Subscription-based	426,507	378,813	295,467
Total recurring revenues	967,454	863,125	776,700
Professional services and other revenues	30,776	37,002	35,663
Total revenues	998,230	900,127	812,363

Operating expenses:
Cost of revenues	305,929	278,811	263,400
Compensation and benefits	398,970	383,554	317,188
General and administration	160,229	152,564	139,984
Depreciation and amortization	113,661	101,271	77,626
Total operating expenses	978,789	916,200	798,198

Income (loss) from operations	19,441	(16,073)	14,165

Other income (expense):
Interest income	1,112	3,347	2,363
Interest expense	(31,504)	(32,520)	(25,203)
Other income (expense), net	2,906	(2,849)	(487)
Total other expense, net	(27,486)	(32,022)	(23,327)

Loss before income tax benefit	(8,045)	(48,095)	(9,162)

Income tax benefit	(5,401)	(30,893)	(13,172)

Net income (loss)	(2,644)	(17,202)	4,010
Add: Net (income) loss attributable to non-controlling interest	(466)	420	1,745
Net income (loss) attributable to Envestnet, Inc.	$(3,110)	$(16,782)	$5,755

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.06)	$(0.33)	$0.13

Diluted	$(0.06)	$(0.33)	$0.12

Weighted average common shares outstanding:
Basic	53,589,232	50,937,919	45,268,002

Diluted	53,589,232	50,937,919	47,384,085

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to Envestnet, Inc.	$(3,110)	$(16,782)	$5,755
Other comprehensive income (loss), net of taxes:
Foreign currency translation gains (losses), net	1,351	(755)	(1,618)
Comprehensive income (loss) attributable to Envestnet, Inc.	$(1,759)	$(17,537)	$4,137

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share information)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2017	57,450,056	$287	(12,749,415)	$(47,042)	$556,257	$624	$(73,854)	$398	$436,670

Adoption of ASC 606 (See Note 14)	—	—	—	—	—	—	9,217	—	9,217
Exercise of stock options	359,345	2	—	—	5,303	—	—	—	5,305
Issuance of common stock - vesting of restricted stock units	1,073,681	4	—	—	—	—	—	—	4
Stock-based compensation expense	—	—	—	—	39,969	—	—	276	40,245
Shares withheld to satisfy tax withholdings	—	—	(367,683)	(20,816)	—	—	—	—	(20,816)
Issuance of non-controlling units in private company	—	—	—	—	—	—	—	473	473
Issuance of Convertible Notes due 2023, net of offering costs	—	—	—	—	46,611	—	—	—	46,611
Issuance of common stock and warrants - private placement, net of offering costs	2,355,816	13	—	—	118,148	—	—	—	118,161
Purchase of non-controlling units in ERS	—	—	—	—	(5,160)	—	—	(1,400)	(6,560)
Reclassification of redeemable units	—	—	—	—	—	—	—	900	900
Foreign currency translation loss, net of taxes	—	—	—	—	—	(1,618)	—	—	(1,618)
Net income (loss)	—	—	—	—	—	—	5,755	(1,745)	4,010
Balance, December 31, 2018	61,238,898	$306	(13,117,098)	$(67,858)	$761,128	$(994)	$(58,882)	$(1,098)	$632,602

Exercise of stock options	783,216	4	—	—	10,588	—	—	—	10,592
Issuance of common stock - vesting of restricted stock units	1,098,124	5	—	—	—	—	—	—	5
Acquisition of business	3,200,468	16	—	—	223,240	—	—	—	223,256
Stock-based compensation expense	—	—	—	—	54,436	—	—	—	54,436
Shares withheld to satisfy tax withholdings	—	—	(361,902)	(23,107)	—	—	—	—	(23,107)
Payment of Convertible Notes due 2019	—	—	—	—	(12,251)	—	—	—	(12,251)
Foreign currency translation loss, net of taxes	—	—	—	—	—	(755)	—	—	(755)
Net loss	—	—	—	—	—	—	(16,782)	(420)	(17,202)
Balance, December 31, 2019	66,320,706	$331	(13,479,000)	$(90,965)	$1,037,141	$(1,749)	$(75,664)	$(1,518)	$867,576

-continued-

Envestnet, Inc.
Consolidated Statements of Stockholders’ Equity (continued)
(in thousands, except share information)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2019	66,320,706	$331	(13,479,000)	$(90,965)	$1,037,141	$(1,749)	$(75,664)	$(1,518)	$867,576
Adoption of ASC 326 (See Note 2)	—	—	—	—	—	—	(1,138)	—	(1,138)
Exercise of stock options	705,333	4	—	—	10,756	—	—	—	10,760
Issuance of common stock - vesting of restricted stock units	804,982	4	—	—	—	—	—	—	4
Issuance of common stock	1,685	—	—	—	126	—	—	—	126
Stock-based compensation expense	—	—	—	—	56,292	—	—	—	56,292
Shares withheld to satisfy tax withholdings	—	—	(260,171)	(19,501)	—	—	—	—	(19,501)
Transfer of non-controlling units, net of tax	—	—	—	—	666	—	—	(139)	527
Capital contribution - non-controlling interest	—	—	—	—	(66)	—	—	672	606
Issuance of Convertible Notes due 2025, net of offering costs and taxes of $8,694	—	—	—	—	61,859	—	—	—	61,859
Foreign currency translation gain, net of taxes	—	—	—	—	—	1,351	—	—	1,351
Net income (loss)	—	—	—	—	—	—	(3,110)	466	(2,644)
Balance, December 31, 2020	67,832,706	$339	(13,739,171)	$(110,466)	$1,166,774	$(398)	$(79,912)	$(519)	$975,818

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(2,644)	$(17,202)	$4,010
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	113,661	101,271	77,626
Deferred rent and lease incentive amortization	—	—	671
Provision for doubtful accounts	2,817	2,855	1,618
Deferred income taxes	(1,884)	(39,630)	(23,629)
Release of uncertain tax positions	(7,101)	—	—
Non-cash compensation expense	59,637	60,444	40,245
Non-cash interest expense	18,515	19,246	14,534
Accretion on contingent consideration and purchase liability	1,688	1,772	222
Payments of contingent consideration	—	(578)	—
Fair market value adjustment to contingent consideration liability	(3,105)	(8,126)	—
Gain on acquisition of equity method investment	(4,230)	—	—
Loss allocation from equity method investments	5,399	2,361	1,146
Gain on life insurance proceeds	—	(5,000)	—
Impairment of right of use assets	2,661	—	—
Other	(729)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	(15,055)	1,139	(12,890)
Prepaid expenses and other current assets	(9,666)	(6,440)	(887)
Other non-current assets	(1,963)	(5,234)	(3,336)
Accrued expenses and other liabilities	22,109	(811)	12,939
Accounts payable	(187)	(2,863)	1,743
Deferred revenue	(4,125)	727	345
Other non-current liabilities	(5,962)	4,795	3,028
Net cash provided by operating activities	169,836	108,726	117,385

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,088)	(19,847)	(20,524)
Capitalization of internally developed software	(54,908)	(34,096)	(24,068)
Investments in private companies	(15,640)	(5,250)	(1,200)
Acquisitions of businesses, net of cash acquired	(20,257)	(320,915)	(194,617)
Proceeds from life insurance policy	—	5,000	—
Other	2,897	(600)	(1,270)
Net cash used in investing activities	(99,996)	(375,708)	(241,679)

-continued-

Envestnet, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes due 2025	517,500	—	—
Convertible Notes due 2025 issuance costs	(14,540)	—	—
Proceeds from issuance of Convertible Notes due 2023	—	—	345,000
Convertible Notes due 2023 issuance costs	—	—	(9,982)
Payment of Convertible Notes due 2019	—	(184,751)	—
Proceeds from borrowings on revolving credit facility	45,000	345,000	195,000
Payments on revolving credit facility	(305,000)	(85,000)	(276,168)
Revolving credit facility issuance costs	—	(2,103)	—
Capital contribution - non-controlling interest	606	—	—
Payments of deferred consideration on prior acquisitions	(1,879)	—	—
Payments of contingent consideration	—	(171)	(2,193)
Issuance of common stock and warrants - private placement, net of offering costs	—	—	122,704
Purchase of ERS units	—	—	(6,560)
Proceeds from exercise of stock options	10,760	10,592	5,305
Taxes paid in lieu of shares issued for stock-based compensation	(19,501)	(23,107)	(20,816)
Issuance of restricted stock units	4	5	4
Net cash provided by financing activities	232,950	60,465	352,294

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(831)	(399)	(592)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	301,959	(206,916)	227,408

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (See Note 2)	82,755	289,671	62,263

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$384,714	$82,755	$289,671

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$8,304	$8,119	$5,531
Supplemental disclosure of cash flow information - cash paid during the period for interest	12,990	13,530	10,409
Supplemental disclosure of non-cash operating, investing and financing activities:
Common stock issued in acquisition of business	—	222,484	—
Contingent consideration issued in acquisition of businesses	5,239	15,780	—
Transaction costs of issuance of common stock and warrants included in accrued expenses and other liabilities	—	—	4,543
Purchase liabilities included in accrued expenses and other liabilities	632	—	—
Purchase liabilities included in other non-current liabilities	—	5,468	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,841	1,832	1,997
Membership interest liabilities included in other non-current liabilities	3,345	5,920	—
Common stock issued to settle purchase liability	126	772	—
Leasehold improvements funded by lease incentive	1,806	1,816	1,780
Transfer of non-controlling units	771	—	—

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.Organization and Description of Business
Envestnet, Inc. (“Envestnet”) through its subsidiaries (collectively, the “Company”), is transforming the way financial advice and wellness are delivered. Its mission is to empower advisors and financial service providers with innovative technology, solutions and intelligence to make financial wellness a reality for everyone. Through a combination of platform enhancements, partnerships and acquisitions, Envestnet provides a unique financial network connecting technology, solutions and data, delivering better intelligence and enabling its customers to drive better outcomes.

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
Envestnet Wealth Solutions serves its clients principally through the following product and service suites:
•Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to nearly 21,000 investment products. Envestnet | Enterprise also offers data aggregation and reporting, data analytics and digital advice capabilities to customers.
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
•Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include over 4,700 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as nearly 900 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.
•Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services, and includes product offerings from Envestnet | Yodlee and Envestnet | Analytics.
Envestnet operates five RIAs registered with the U.S. Securities and Exchange Commission (“SEC”).
2.Summary of Significant Accounting Policies
The Company follows accounting standards established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition, results of operations and cash flows. References to accounting principles generally accepted in the United States (“GAAP”) in these notes are to the FASB Accounting Standards Codification™ (“ASC”) and related updates (“ASU”).
Principles of Consolidation—The consolidated financial statements include the accounts of Envestnet and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Foreign Currency—Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been remeasured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other income (expense), net in the consolidated statements of operations.
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

The pricing generally resets each quarter and the pricing structure is consistent throughout the term of the contract. The variable fees are generally calculated and billed quarterly in advance based on preceding quarter-end values and the variable amounts earned from the platform services relate specifically to the benefits transferred to the customer during that month or quarter. Accordingly, revenue is allocated to the specific quarter in which services are performed.

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

Professional Services and Other Revenues—The Company earns professional services fees by providing contractual customized services and platform software development as well as initial implementation fees. Professional services contracts generally have fixed prices, and generally specify the deliverables in the contract. Certain professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of services performed. Initial implementation fees are fixed and are generally recognized ratably over the contract term.

Other revenues primarily includes revenue related to the Advisor Summit. Other revenues are recognized when the events are held. Other revenues are not significant.

The majority of the Company's professional services and other contracts contain one performance obligation. Professional services and other revenues are recognized in both the Envestnet Wealth Solutions and Envestnet Data & Analytics segments.

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

The Company has applied the practical expedients and exemption and therefore does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed; and (iii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

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

Deferred Revenue—Deferred revenue primarily consists of implementation fees, professional services and subscription fee payments received in advance from customers.
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

Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fees receivable. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including historical loss experience and current economic conditions. As of December 31, 2020, and 2019, the Company’s allowance for doubtful accounts was $2,751 and $1,093, respectively.
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
Restricted Cash—The following table reconciles cash, cash equivalents and restricted cash from the consolidated balance sheets to amounts reported in the consolidated statements of cash flows:

	December 31,
	2020	2019	2018
Cash and cash equivalents	$384,565	$82,505	$289,345
Restricted cash included in prepaid expenses and other current assets	—	82	158
Restricted cash included in other non-current assets	149	168	168
Total cash, cash equivalents and restricted cash	$384,714	$82,755	$289,671

Investments—The Company has investments in private companies that are recorded using the equity method of accounting. The Company uses the equity method of accounting because of its less than 50% ownership and lack of control in these companies. These investments are included in other non-current assets on the consolidated balance sheets. The Company records the portion of its earnings or losses in these privately held companies’ net income or loss on a one quarter lag from the actual results of operations as a component of other income (expense), net on the consolidated statements of operations.
The Company reviews all investments on a regular basis to evaluate the carrying amount and economic viability. This evaluation process is based on information that the Company requests directly from these investees and includes, but is not limited to, the review of the investee’s cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. As this information is not subject to the same disclosure regulations as U.S.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
publicly traded companies, the basis for these evaluations is subject to the timing and accuracy of the data received from these investees.

When a review of an investee’s operations indicates that there is a decline in its value and it has been determined that this decline is other than temporary, the Company assesses the investment for impairment. Impaired investments are written down to estimated fair value. Fair value is estimated using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and analyzing estimated discounted future cash flows. There were no impairments of investments for the years ended December 31, 2020, 2019 and 2018.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method based on estimated useful lives of the depreciable assets. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful lives or the remaining lease term, whichever is shorter. Improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Assets are reviewed for recoverability whenever events or circumstances indicate the carrying value may not be recoverable. There were no impairments of property and equipment for the years ended December 31, 2020, 2019 and 2018.

Internally Developed Software for Internal Use—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments of internally developed software for internal use for the years ended December 31, 2020, 2019 and 2018.

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
The Company performs the annual impairment analysis on October 31 in order to provide management time to complete the analysis prior to year-end. Prior to performing the quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges have been recorded for the years ended December 31, 2020, 2019 and 2018.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the years ended December 31, 2020, 2019 and 2018.
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
Fair Value Measurements—The Company follows ASC 825-10, “Financial Instruments,” which provides companies the option to report selected financial assets and liabilities at fair value and also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheets. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.
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
Convertible Notes—In May 2018, the Company issued $345,000 of 1.75% convertible notes due June 2023. In August 2020, the Company issued $517,500 of 0.75% convertible notes due August 2025. Collectively the “Convertible Notes” are accounted for in accordance with ASC 470-20. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as a derivative under GAAP. The Company separately accounts for the liability and equity components of Convertible Notes that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. The Company recognizes the accretion of the resulting discount using the effective interest method as part of interest expense in its consolidated statements of operations. See “Recent Accounting Pronouncements” within this footnote.
Non-controlling Interest—In March 2018, the Company initially acquired a 43% fully diluted interest in a private company for cash consideration of $1,333. In connection with the acquisition, the Company was granted the ability to appoint two members to the private company's board of directors. The appointment of two board members gives the Company the majority of the board's voting rights. As a result, the Company uses the consolidation method of accounting for this investment. The private company was formed to enable financial advisors to provide insurance and income protection products to their clients.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends the requirements for assets and liabilities recognized for all leases longer than twelve months. This standard was effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. These changes became effective for the Company's fiscal year beginning January 1, 2019 and have been reflected in these consolidated financial statements. See “Note 11—Leases.”

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326).” This update significantly changes the way that entities will be required to measure credit losses. This standard requires that entities estimate credit losses based upon an “expected credit loss” approach rather than the “incurred loss” approach. The new approach requires entities to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable forecasts of collectability. This standard was effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019. These changes became effective for the Company's fiscal year beginning January 1, 2020. Upon adoption, the Company recognized the cumulative effect of the initial application of ASU 2016-13 as an adjustment of $1,138, net of tax, to the opening balance of accumulated deficit. The Company does not expect the adoption of ASU 2016-13 to have a material impact to the results of its operations on an ongoing basis.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” This update is intended to guide entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. This standard was effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company early adopted this standard beginning January 1, 2019, noting that this standard was applied prospectively. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Not Yet Adopted Accounting Pronouncements—In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This update aims to reduce complexity within the accounting for income taxes as part of the simplification initiative. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2020. The Company will adopt this standard beginning January 1, 2021, noting that this standard will be applied prospectively. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” This update simplifies the accounting for certain convertible instruments by reducing the number of accounting models available for convertible debt instruments and revises Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. Under the new guidance, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. In addition, the new guidance requires the if-converted method to be applied for all convertible instruments. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2021. Early adoption of the standard is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of the standard requires using either a modified retrospective or a full retrospective approach.

The Company will early adopt this standard beginning January 1, 2021 using the modified retrospective approach. Adoption of this standard is expected to result in a decrease to accumulated deficit of approximately $28,000, a decrease to paid-in capital of approximately $115,000 and an increase to Convertible Notes of approximately $87,000. Interest expense recognized in future periods is expected to be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. The adoption will have no impact on the Company's consolidated statements of cash flows.

3.Business Acquisitions

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

The Company funded the acquisition with a combination of cash on hand and borrowings under its revolving credit facility. Total consideration transferred in the acquisition was $193,135.

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

For the years ended December 31, 2020 and 2019, acquisition related costs for the private AI company acquisition were not material, and are included in general and administration expenses.

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
In connection with the PortfolioCenter acquisition, Tamarac paid $17,500 in cash. Tamarac funded the PortfolioCenter acquisition with available cash resources. The PC Seller is also entitled to an earn-out payment based on PortfolioCenter's revenue for the twelve-month period beginning April 1, 2020. The discounted amount of the contingent consideration liability was estimated to be $8,200 at the acquisition date and is included as a non-current liability in the December 31, 2019 consolidated balance sheet and as a current liability in the December 31, 2020 consolidated balance sheet.
The consideration transferred in the acquisition was as follows:

Cash consideration	$17,500
Contingent consideration liability	8,200
Total consideration transferred	$25,700

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Total tangible assets acquired	$13
Total liabilities assumed	(1,600)
Identifiable intangible assets	11,700
Goodwill	15,587
Total net assets acquired	$25,700

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of expanding market opportunities within the mid-size and small RIA market, potential cross selling opportunities, and lower future operating expenses. The goodwill is deductible for income tax purposes.

A summary of estimated intangible assets acquired, estimated useful lives and amortization method follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer list	$8,500	10	Accelerated
Proprietary technology	3,200	5	Straight-line
Total intangible assets acquired	$11,700

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

For the years ended December 31, 2020 and 2019, acquisition related costs for the PortfolioCenter acquisition were not material, and are included in general and administration expenses.

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

In connection with the PIEtech acquisition, the Company established a retention bonus pool consisting of approximately $30,000 of cash and restricted stock units to be granted to employees and management of PIEtech as inducement grants. As a result, the Company adopted the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”) (See “Note 15—Stock-Based Compensation”). The Company has agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech acquisition, up to 301,469 shares of Envestnet common stock in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) pursuant to the 2019 Equity Plan. As of December 31, 2020, the Company has issued approximately 177,000 RSUs and approximately 25,000 PSUs under the 2019 Equity Plan to legacy PIEtech employees. As of December 31, 2020, the Company expects to issue approximately 100,000 additional RSUs and PSUs. As part of the retention bonus pool, the Company also made cash retention payments in 2019 of approximately $8,800 to certain legacy PIEtech employees who joined Envestnet | MoneyGuide. At the time of acquisition, the Company expected to pay an additional $5,300 in cash bonus payments to legacy PIEtech employees over the next three years, for which approximately $3,050 has been paid through December 31, 2020.

The Company also granted membership interests in certain of the Company's equity method investments to two legacy PIEtech executives with an estimated grant date fair market value of $8,900. These membership interests vested on May 1, 2020 and become exercisable on May 1, 2022, with the option to put the membership interests to the Company. As of December 31, 2020 and 2019, the Company has recorded approximately $3,345 and $5,920, respectively, as a component of compensation and benefits in the consolidated statements of operations with a corresponding liability in other non-current liabilities in the consolidated balance sheets.

The consideration transferred in the acquisition was as follows:

Cash consideration	$298,714
Stock consideration	222,484
Less: cash acquired	(6,360)
Total consideration transferred, net of cash acquired	$514,838

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$6,360
Accounts receivable	3,782
Prepaid expenses and other current assets	969
Other non-current assets	4,274
Property and equipment, net	6,057
Operating lease right-of-use assets, net	2,012
Identifiable intangible assets	253,000
Goodwill	323,951
Total assets acquired	600,405
Accounts payable and accrued expenses	(1,661)
Operating lease liabilities	(2,012)
Deferred income taxes	(68,534)
Deferred revenue	(7,000)
Total liabilities assumed	(79,207)
Total net assets acquired	$521,198

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of potential new business and cross selling opportunities. The goodwill is not deductible for income tax purposes.

A summary of estimated intangible assets acquired, estimated useful lives and amortization method follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
Customer lists	$222,000	10-20	Accelerated
Proprietary technologies	23,000	4	Straight-line
Trade names	8,000	7	Straight-line
Total intangible assets acquired	$253,000

The results of PIEtech's operations are included in the consolidated statements of operations beginning May 1, 2019. PIEtech's revenues for the years ended December 31, 2019 totaled $30,315. PIEtech's pre-tax loss for the year ended December 31, 2019 totaled $12,374. The pre-tax loss includes acquired intangible asset amortization of $17,634 for the year ended December 31, 2019.
For the year ended December 31, 2020, acquisition related costs for the PIEtech acquisition were not material. For the year ended December 31, 2019, acquisition related costs totaled approximately $16,738. Included in this 2019 amount is approximately $8,800 in one-time cash retention bonuses plus related tax withholdings, which are included in compensation and benefits in the consolidated statements of operations. The remainder is included within general and administration expenses in the consolidated statements of operations.
Acquisition of Private Technology Company
On February 18, 2020, the Company, through it's wholly owned subsidiary Yodlee, Inc. (“Yodlee”), acquired a private technology company (the “Private Technology Company Acquisition”). The private technology company enables the consent generation and data flow between financial information providers, such as banks and financial institutions, and financial information users, such as financial technology lenders and other financial services agencies, through a network of cloud-based interoperable interfaces or application programming interfaces. The technology and operations of the private technology company have been integrated into the Company's Envestnet Data & Analytics segment.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
In connection with the Private Technology Company Acquisition, the Company acquired all of the outstanding shares of the private technology company and paid cash consideration of $2,343, net of cash acquired, subject to certain closing and post-closing adjustments, plus up to an additional $6,750 in contingent consideration, based upon achieving certain performance targets. The Company recorded a liability as of the date of acquisition of $5,239, which represented the estimated fair value of contingent consideration on the date of acquisition.

In 2020, we determined that certain performance targets for this acquisition would not be met. As a result, we reduced the contingent consideration liability plus accrued interest associated with this acquisition by $3,105 and recorded this as a reduction to general and administration expenses. Future changes to the estimated fair value of the contingent consideration, if any, will be recognized in our earnings.

The Company recorded estimated goodwill of $7,019, which is not deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $1,000. The tangible assets acquired and liabilities assumed were not material.

The results of the private technology company's operations are included in the condensed consolidated statements of operations beginning February 18, 2020 and were not considered material to the Company’s results of operations.

For the year ended December 31, 2020, acquisition related costs for the Private Technology Company Acquisition were not material, and are included in general and administration expenses.

Acquisition of Private Cloud Technology Company

On March 2, 2020, the Company acquired certain assets of a private cloud technology company (the “Private Cloud Technology Company Acquisition”). The private cloud technology company enables enterprises to design and implement the digital transition from legacy systems and applications to a modern cloud computing platform. The technology and operations of the private cloud technology company have been integrated into the Company's Envestnet Wealth Solutions segment.

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

For the year ended December 31, 2020, acquisition related costs for the Private Cloud Technology Company Acquisition were not material, and are included in general and administration expenses.

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

The Company previously owned approximately 45% of the outstanding units in this private financial technology design company, and accounted for it as an equity method investment. Based upon the estimated value of the private financial technology design company of $11,026, the Company paid estimated consideration of $5,946, net of cash acquired, for the remaining outstanding units. As a result of the acquisition, the Company recognized a gain of $4,230 in the first quarter of 2020 on the re-measurement to fair value of its previously held interest, which is included in other income (expense), net in the condensed consolidated statements of operations

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
In connection with the Private Financial Technology Design Company Acquisition, the Company recorded estimated total goodwill of $9,241, of which approximately $6,232 is deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $2,000. The tangible assets acquired and liabilities assumed were not material.

The results of the private financial technology design company's operations are included in the condensed consolidated statements of operations beginning March 3, 2020 and were not considered material to the Company’s results of operations.

For the year ended December 31, 2020, acquisition related costs for the Private Financial Technology Design Company Acquisition were not material, and are included in general and administration expenses.

The goodwill arising from these 2020 acquisitions represents the expected synergistic benefits of these transactions, primarily related to an increase in future revenues as a result of potential new business and cross selling opportunities, as well as enhancements to our existing technologies.

Pro Forma Financial Information (Unaudited)

The following pro forma financial information presents the combined results of operations of Envestnet, PortfolioCenter and PIEtech for the year ended December 31, 2019 and assumes the acquisitions of PortfolioCenter and PIEtech had occurred as of the beginning of 2018. The results of the Company's other acquisitions since January 1, 2019 are not included in the pro forma financial information presented below as they were not considered material to the Company's results of operations.

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

Year Ended
December 31, 2019
Revenues	$919,291
Net loss attributable to Envestnet, Inc.	(16,860)
Net loss per share attributable to Envestnet, Inc.:
Basic	$(0.32)
Diluted	$(0.32)

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019
Prepaid technology	$13,165	$10,387
Non-income tax receivables	6,571	5,555
Advance payroll taxes and benefits	6,429	5,446
Prepaid insurance	1,777	1,919
Income tax prepayments and receivables	1,684	—
Other	10,944	8,876
Total prepaid expenses and other current assets	$40,570	$32,183

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
5.Property and Equipment, Net

Property and equipment, net consisted of the following:

		December 31,
	Estimated Useful Life	2020	2019
Cost:
Computer equipment and software	3 years	$72,443	$72,190
Leasehold improvements	Shorter of the lease term or useful life of the asset	37,671	34,645
Office furniture and fixtures	3-7 years	11,249	10,832
Office equipment and other	3-5 years	7,151	6,850
Building and building improvements	7-39 years	2,669	2,647
Land	Not applicable	940	940
		132,123	128,104
Less: accumulated depreciation and amortization		(84,154)	(74,348)
Total property and equipment, net		$47,969	$53,756

During 2020 and 2019, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $8,495 and $8,264, respectively. During 2020 and 2019, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $3,825 and $4,621, respectively. Gains and losses on asset retirements during 2020 and 2019 were not material.

The following table presents the cost amounts and related accumulated depreciation written off by category:

	Year Ended December 31, 2020		Year Ended December 31, 2019
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment and software	$9,844	$(9,606)	$12,597	$(12,542)
Leasehold improvements	1,775	(1,326)	229	(135)
Office furniture and fixtures	320	(243)	42	(21)
Office equipment and other	381	(348)	17	(17)
Total property and equipment retirements	$12,320	$(11,523)	$12,885	$(12,715)

Depreciation and amortization expense was as follows:

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization expense	$21,432	$20,777	$15,737

6.Internally Developed Software, Net

Internally developed software, net consisted of the following:

		December 31,
	Estimated Useful Life	2020	2019
Internally developed software	5 years	$159,619	$104,703
Less: accumulated amortization		(63,118)	(44,440)
Internally developed software, net		$96,501	$60,263

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Amortization expense was as follows:

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$18,670	$12,042	$8,033

7.Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total
Balance at December 31, 2018	$243,809	$275,293	$519,102
Private AI company acquisition	—	21,507	21,507
PortfolioCenter acquisition	15,587	—	15,587
PIEtech acquisition	323,951	—	323,951
Foreign currency and other	(100)	(197)	(297)
Balance at December 31, 2019	583,247	296,603	879,850
Private Technology company acquisition	—	7,019	7,019
Private Cloud Technology company acquisition	10,932	—	10,932
Private Financial Technology Design company acquisition	9,241	—	9,241
Foreign currency and other	(70)	(199)	(269)
Balance at December 31, 2020	$603,350	$303,423	$906,773

Intangible assets, net consisted of the following:

	December 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	$591,520	$(198,555)	$392,965	$591,520	$(148,517)	$443,003
Proprietary technologies	54,914	(26,949)	27,965	87,714	(44,165)	43,549
Trade names	33,700	(19,589)	14,111	33,700	(14,663)	19,037
Total intangible assets	$680,134	$(245,093)	$435,041	$712,934	$(207,345)	$505,589

During 2020 and 2019, the Company retired fully amortized intangible assets for the Envestnet Wealth Solutions segment with a historical cost of $800 and $11,520, respectively, including proprietary technologies and trade names. During 2020 and 2019, the Company retired fully amortized intangible assets for the Envestnet Data & Analytics segment with a historical cost of $35,000 and $11,100, respectively, including proprietary technology, trade names and backlog.

Amortization expense was as follows:

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$73,559	$68,452	$53,856

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Future amortization expense of the Company's intangible assets as of December 31, 2020, is expected to be as follows:

Years ending December 31:
2021	$63,645
2022	59,900
2023	45,551
2024	38,751
2025	35,485
Thereafter	191,709
Total	$435,041

8.Equity Method Investments

The Company owns equity interests in various privately held companies. As of December 31, 2020, the Company’s ownership interests in these companies ranged from 4% to 44%. As of December 31, 2019, the Company’s ownership interests in these companies ranged from 28% to 47%.

Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for the Company’s proportionate share of earnings or losses, dividends, capital contributions and changes in ownership interests.

As of December 31, 2020 and December 31, 2019, the carrying value of the Company’s equity method investments was $15,318 and $5,014 respectively, which are included in other non-current assets in the consolidated balance sheets.

As of December 31, 2020, the Company has committed $5,740 in future funding to certain of these equity method investees.

Summarized combined financial information for these investments is as follows (amounts represent 100% of investee financial information, except Envestnet’s proportional share of losses):

	December 31,
Balance Sheets	2020	2019
Current assets	$23,469	$2,457
Non-current assets	21,329	1,413
Current liabilities	11,325	775
Non-current liabilities	1,418	1,617

	Year Ended December 31,
Statements of Operations	2020	2019	2018
Revenues	$35,603	$866	$1,327
Loss from operations	(4,758)	(6,192)	(2,418)
Net loss	(5,062)	(6,193)	(2,438)
Envestnet’s proportional share of losses	(5,399)	(2,361)	(1,146)

Envestnet's proportional share of losses from the Company’s equity method investments are included in other income (expense), net in the consolidated statements of operations.

Investment in Private Services Company

On January 8, 2020, the Company acquired a 4.25% membership interest in a private services company for cash consideration of $11,000. The private services company partners with independent network advisory firms to help them grow, become more profitable and run more efficiently. The Company uses the equity method of accounting to record its portion of the private services company’s net income or loss on a one quarter lag from the actual results of operations. The Company uses

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
the equity method of accounting because of its less than 50% ownership and lack of control and does not otherwise exercise control over the significant economic decisions of the private services company.

The private services company is and remains a client of the Company and has thus been determined to be a related party. Revenues from the private services company totaled $11,494 in the twelve months ended December 31, 2020. As of December 31, 2020, the Company had recorded a net receivable of $2,088 from the private services company.

As of December 31, 2020, the carrying value of the Company’s investment in the private services company exceeded its proportionate share of the net assets of the private services company by approximately $9,900, which represents goodwill and amortizable intangible assets arising from acquisitions. The Company recognizes amortization on the basis difference allocated to intangible assets over a period between six to fifteen years. This amortization is included within Envestnet's proportional share of losses in other income (expense), net in the consolidated statements of operations.

9.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2020	2019
Accrued compensation and related taxes	$71,039	$53,627
Accrued investment manager fees	57,894	48,720
Accrued professional services	9,240	6,315
Non-income tax payables	8,398	11,040
Accrued technology	4,701	3,042
Accrued charitable contribution	—	5,020
Other accrued expenses	7,276	10,180
Total accrued expenses and other liabilities	$158,548	$137,944

In the fourth quarter of 2019, the Company offered a voluntary early retirement program to employees over a certain age, who have a combined age and years of experience with the Company of at least 65 years. Employees had until January 31, 2020 to voluntarily accept the program with separation of service no later than March 31, 2020. In connection with this program, the Company recorded approximately $12,500 of severance expense during the twelve months ended December 31, 2020. The Company accrued approximately $380 and $1,733 in accrued compensation and related taxes as of December 31, 2020 and 2019, respectively, and $1,524 and $599 in other non-current liabilities as of December 31, 2020 and 2019, respectively. These payments will extend through 2030.

In the fourth quarter of 2020, as part of an organizational realignment, the Company entered into separation agreements with several employees. In connection with this realignment, the Company recognized approximately $5,100 of severance expense during the twelve months ended December 31, 2020, with an additional $5,300 of severance expense expected to be recognized in the first half of 2021. As of December 31, 2020, the Company has accrued approximately $5,100 in accrued compensation and related taxes associated with these separation agreements.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
10.Debt

The Company’s outstanding debt obligations as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Revolving credit facility balance	$—	$260,000

Convertible Notes due 2023	$345,000	$345,000
Unaccreted discount on Convertible Notes due 2023	(24,058)	(33,491)
Unamortized issuance costs on Convertible Notes due 2023	(4,306)	(5,996)
Convertible Notes due 2023 carrying value	$316,636	$305,513

Convertible Notes due 2025	$517,500	$—
Unaccreted discount on Convertible Notes due 2025	(65,902)	—
Unamortized issuance costs on Convertible Notes due 2025	(11,731)	—
Convertible Notes due 2025 carrying value	$439,867	$—

Interest expense was comprised of the following and is included in other income (expense), net in the consolidated statements of operations:

	Year Ended December 31,
	December 31, 2020	2019	2018
Accretion of debt discount	$14,084	$15,040	$11,134
Coupon interest	7,442	8,917	6,650
Interest on revolving credit facility	5,786	4,065	3,994
Amortization of issuance costs	3,396	3,703	2,771
Undrawn and other fees	796	795	654
Total interest expense	$31,504	$32,520	$25,203

Amended Credit Agreement

In 2014, Envestnet and certain of its subsidiaries entered into a credit agreement with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent. Since 2014, the credit agreement has been amended several times, the latest of which occurred in September 2019 (the “Amended Credit Agreement”).

Pursuant to the Amended Credit Agreement, the Banks have agreed to provide the Company with a revolving credit facility of $500,000, of which amount may be increased by $150,000 (the “Revolving Credit Facility”). The Amended Credit Agreement also includes a $5,000 sub-facility for the issuances of letters of credit. As of December 31, 2020, there were no amounts outstanding under the Revolving Credit Facility.

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

In the event the Company has borrowings under the Amended Credit Agreement, it will pay interest on these borrowings at rates between 1.50% and 3.25% above LIBOR based on the Company’s total leverage ratio. Any borrowings under the Amended Credit Agreement will mature on September 27, 2024. There is also a commitment fee equal to 0.25% per annum on the daily unused portion of the Revolving Credit Facility.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
As of December 31, 2020, debt issuance costs related to the Amended Credit Agreement are presented in prepaid expenses and other non-current assets in the consolidated balance sheets which have outstanding amounts of $853 and $2,337, respectively.

The Amended Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum adjusted EBITDA. The Amended Credit Agreement also contains provisions that require the Company to maintain minimum liquidity levels, limit the ability of Envestnet and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business activities. The Company was in compliance with these financial covenants and other requirements as of December 31, 2020.

Convertible Notes due 2023

In May 2018, the Company issued $345,000 of convertible notes maturing June 1, 2023 (the “Convertible Notes due 2023”). Net proceeds from the offering were $335,018. The Convertible Notes due 2023 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018.

In connection with the issuance of the Convertible Notes due 2023, the Company incurred $8,593 of issuance costs in 2018, which are presented net in Convertible Notes in the consolidated balance sheets. These costs are being amortized and are recorded as additional interest expense over the life of the Convertible Notes due 2023.

The Convertible Notes due 2023 are general unsecured senior obligations, subordinated in right of payment to the Company’s obligations under the Amended Credit Agreement. The Convertible Notes due 2023 rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and will be senior in right of payment to any of the Company’s future subordinated obligations. The Convertible Notes due 2023 will be structurally subordinated to the indebtedness and other liabilities of any of the Company’s subsidiaries, other than its wholly owned subsidiary, Envestnet Asset Management, Inc., which will fully and unconditionally guarantee the notes on an unsecured basis, and other than to the extent the Convertible Notes due 2023 are guaranteed in the future by any of our other subsidiaries as described in the indenture and will be effectively subordinated to and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

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

The Convertible Notes due 2023 are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 14.6381 shares per one thousand principal amount of the Convertible Notes due 2023, which represents a conversion price of $68.31 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes due 2023 at their option at any time prior to the close of business on the business day immediately preceding December 15, 2022, only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes due 2023 in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per one thousand principal amount of the Convertible Notes due 2023 for each such trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the then-current conversion rate; (c) if we call any or all of the Convertible Notes due 2023 for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (d) upon the occurrence of specified corporate events as defined in the

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
indenture. On or after December 15, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.

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

The Company has separately accounted for the liability and equity components of the Convertible Notes due 2023 by allocating the proceeds from issuance of the Convertible Notes due 2023 between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $46,611 to the equity component, net of offering costs of $1,389. The Company recorded a discount on the Convertible Notes due 2023 of $48,000 which is accreted and recorded as additional interest expense. During the twelve months ended December 31, 2020 and 2019, the Company recognized $9,434 and $9,150, respectively, in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes due 2023 is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2023 for the years ended December 31, 2020 and 2019 was approximately 6%.

Convertible Notes due 2025

In August 2020, the Company issued $517,500 of convertible notes that mature on August 15, 2025 (the “Convertible Notes due 2025”). Net proceeds from the offering were $502,960. The Convertible Notes due 2025 bear interest at a rate of 0.75% per annum payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning on February 15, 2021.

In connection with the issuance of the Convertible Notes due 2025, the Company incurred $12,558 of issuance costs in 2020, which are presented net in Convertible Notes in the consolidated balance sheets. These costs are being amortized and are recorded as additional interest expense over the life of the Convertible Notes due 2025.

The Convertible Notes due 2025 are general unsecured senior obligations, subordinated in right of payment to the Company’s obligations under the Amended Credit Agreement. The Convertible Notes due 2025 rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and will be senior in right of payment to any of the Company’s future subordinated obligations. The Convertible Notes due 2025 will be structurally subordinated to the indebtedness and other liabilities of any of the Company’s subsidiaries, other than its wholly owned subsidiary, Envestnet Asset Management, Inc., which will fully and unconditionally guarantee the notes on an unsecured basis, and other than to the extent the Convertible Notes due 2025 are guaranteed in the future by any of our other subsidiaries as described in the indenture and will be effectively subordinated to and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

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

The Convertible Notes due 2025 are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 9.3682 shares per one thousand principal amount of the Convertible Notes due 2025, which represents a conversion price of $106.74 per share, subject to adjustment under certain conditions. Holders may convert their Convertible Notes due 2025 at their option at any time prior to the close of business on the business day immediately preceding February 15, 2025, only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Notes in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day is less than 98% of the last reported sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (c) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (d) upon the occurrence of specified corporate events described in the Indenture. On or after February 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.

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

The Company has separately accounted for the liability and equity components of the Convertible Notes due 2025 by allocating the proceeds from issuance of the Convertible Notes due 2025 between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $61,859 to the equity component, net of offering costs of $1,982 and taxes of $6,712. The Company recorded a discount on the Convertible Notes due 2025 of $70,552 which will be accreted and recorded as additional interest expense. During the twelve months ended December 31, 2020, the Company recognized $4,650 in accretion related to the discount. The effective interest rate of the liability component of the Convertible Notes due 2025 is equal to the stated interest rate plus the accretion of original issue discount. The effective interest rate on the liability component of the Convertible Notes due 2025 for the year ended December 31, 2020 was approximately 4%.

See “Note 18—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income per common share.

11.Leases
The Company has operating leases for corporate offices and certain equipment, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 90 days. Terms of the Company's operating leases may change from time to time. The Company's leases have remaining lease terms of 3 months to 13 years.
For the year ended December 31, 2020, the Company's total operating lease cost and short-term lease cost were $17,241 and $5,049, respectively. For the year ended December 31, 2019, the Company's total operating lease cost and short-term lease cost were $17,736 and $4,683, respectively. The Company did not have significant sublease income or variable lease cost for the years ended December 31, 2020 and 2019. As of December 31, 2020, the weighted average remaining lease term was 10.2 years and the weighted average discount rate was 5.1%. As of December 31, 2019, the weighted average remaining lease term was 9.2 years and the weighted average discount rate was 6.0%. Cash paid for amounts included in the measurement of the operating lease liability for the years ended December 31, 2020 and 2019 was $21,467 and $19,002, respectively. The ROU assets obtained in exchange for operating lease liabilities for the years ended December 31, 2020 and 2019 was $39,370 and $30,455, respectively.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Future minimum lease payments under non-cancellable leases, as of December 31, 2020, were as follows:

Operating
Leases
Years Ending December 31,
2021	$18,789
2022	15,993
2023	14,731
2024	13,654
2025	13,067
Thereafter	87,303
Total future minimum lease payments	163,537
Less imputed interest	(37,706)
Total operating lease liabilities	$125,831

    As of December 31, 2020, the Company has several operating lease commitments, primarily for our corporate offices, that have not yet commenced. These operating leases are expected to commence before September 2023 with lease terms of up to 10 years.

12.Stockholders’ Equity

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. The Company has not repurchased any shares of its common stock since 2016. As of December 31, 2020, a maximum of 1,956,390 shares may yet be purchased under this program.

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

The Company has issued Convertible Notes due 2023 and Convertible Notes due 2025 that are convertible into shares of the Company’s common stock under certain conditions prior to maturity. See “Note 10—Debt”.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
13. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2020 and December 31, 2019, based on the three-tier fair value hierarchy:

	December 31, 2020
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$84,110	$84,110	$—	$—
Assets used to fund deferred compensation liability	9,961	—	—	9,961
Total assets	$94,071	$84,110	$—	$9,961
Liabilities:
Contingent consideration liability	$12,559	$—	$—	$12,559
Deferred compensation liability	8,720	8,720	—	—
Total liabilities	$21,279	$8,720	$—	$12,559

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

The Company will continue to reassess the fair values of the contingent consideration liabilities at each reporting date until settlement. Changes to these estimated fair values will be recognized in the Company's earnings and included in general and administration expenses in the consolidated statements of operations. In 2020, the Company determined that certain performance targets related to the private technology company acquisition would not be met. As a result, the Company reduced the contingent consideration liability plus accrued interest associated with this acquisition by $3,105 and recorded this as a reduction to general and administration expenses.

The table below presents a reconciliation of the Company's contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2019 to December 31, 2020:

Fair Value of
Contingent
Consideration
Liabilities
Balance at December 31, 2019	$9,045
Private technology company acquisition	5,239
Fair market value adjustment on contingent consideration liability	(3,105)
Accretion on contingent consideration liabilities	1,380
Balance at December 31, 2020	$12,559

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The table below presents a reconciliation of assets used to fund deferred compensation liability, which was measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2019 to December 31, 2020:

Fair Value of
Assets Used to
Fund Deferred
Compensation
Liability
Balance at December 31, 2019	$8,390
Contributions	1,060
Fair value adjustments	511
Balance at December 31, 2020	$9,961

The fair market value of the assets used to fund the Company's deferred compensation liability is based upon the cash surrender value of the Company's life insurance premiums. The value of the assets used to fund the Company's deferred compensation liability, which are included in other non-current assets in the consolidated balance sheets, increased due to funding of the plan and gains on the underlying investment vehicles. These gains are recognized in the Company's earnings and included in general and administration expenses in the consolidated statements of operations.

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances cause the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the year ended December 31, 2020.

Fair Value of Debt Agreements and Other Financial Assets and Liabilities

The Company considered the Convertible Notes due 2023 and Convertible Notes due 2025 to be Level II liabilities as of December 31, 2020 and 2019, and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on the estimated or actual bids and offers in an over-the-counter market on December 31, 2020 and 2019 (See “Note 10—Debt”).

In May 2018, the Company issued $345,000 of Convertible Notes due 2023. As of December 31, 2020 and 2019, the carrying value of the Convertible Notes due 2023 equaled $316,636 and $305,513, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of December 31, 2020 and 2019, the estimated fair value of the Convertible Notes due 2023 was $460,817 and $414,852, respectively.

In August 2020, the Company issued $517,500 of Convertible Notes due 2025. As of December 31, 2020, the carrying value of the Convertible Notes due 2025 equaled $439,867, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of December 31, 2020, the estimated fair value of the Convertible Notes due 2025 was $540,788.

As of December 31, 2020 and 2019, there was $0 and $260,000, respectively, outstanding on the revolving credit facility under the Amended Credit Agreement. As of December 31, 2019, the outstanding balance on the revolving credit facility approximated fair value as borrowings under the revolving credit facility bore interest at variable rates and the Company believes its credit risk quality was consistent with when the debt originated. The Company considered the revolving credit facility to be a Level I liability as of December 31, 2020 and 2019 (See “Note 10—Debt”).

The Company considered the recorded values of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, fees receivable and accounts payable, to approximate the fair values of the respective assets and liabilities at December 31, 2020 based upon the short-term nature of these assets and liabilities.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
14.Revenues and Cost of Revenues

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

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by major source:

	Year Ended December 31, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$540,947	$—	$540,947
Subscription-based	248,810	177,697	426,507
Total recurring revenues	789,757	177,697	967,454
Professional services and other revenues	16,333	14,443	30,776
Total revenues	$806,090	$192,140	$998,230

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

	Year Ended December 31, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:
Asset-based	$484,312	$—	$484,312
Subscription-based	207,606	171,207	378,813
Total recurring revenues	691,918	171,207	863,125
Professional services and other revenues	17,540	19,462	37,002
Total revenues	$709,458	$190,669	$900,127

	Year Ended December 31, 2018
	Envestnet Wealth Solutions(1)	Envestnet Data & Analytics(1)	Consolidated(1)
Revenues:
Asset-based	$481,233	$—	$481,233
Subscription-based	138,372	157,095	295,467
Total recurring revenues	619,605	157,095	776,700
Professional services and other revenues	13,000	22,663	35,663
Total revenues	$632,605	$179,758	$812,363
(1)As noted above, prior period amounts have not been adjusted under the modified retrospective method.

One customer accounted for more than 10% of the Company’s total revenues:

	Year Ended December 31,
	2020	2019	2018
Fidelity	15%	15%	17%

Fidelity accounted for 18%, 19% and 21% of the Envestnet Wealth Solutions segment's revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

No single customer revenue amounts for Envestnet Data & Analytics exceeded 10% of the segment revenue total.

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Year Ended December 31,
	2020	2019	2018
United States	$977,047	$871,456	$778,565
International (1), (2)	21,183	28,671	33,798
Total revenues	$998,230	$900,127	$812,363
(1)No foreign country accounted for more than 10% of total revenues.
(2)In 2018, upon adoption of ASU 2014-09, gross revenue recognition changed to net revenue recognition for one customer.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
Remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020:

Years ending December 31,
2021	$243,989
2022	172,981
2023	101,768
2024	53,620
2025	27,744
Thereafter	13,030
Total	$613,132

Only fixed consideration from significant contracts with customers is included in the amounts presented above.

Contract balances

Total deferred revenue as of December 31, 2020 decreased by $3,776, primarily due to timing differences related to the satisfaction of outstanding performance obligations and the Company's billing cycles during the year ended December 31, 2020. Total deferred revenue as of December 31, 2019 increased by $9,609, primarily the result of the PIEtech and PortfolioCenter acquisitions and an increase in deferred revenue related to subscription-based services during the year ended December 31, 2019. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $34,261 and $23,714 for the years ended December 31, 2020 and 2019, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred sales incentive compensation

Deferred sales incentive compensation was $10,814 and $9,387 as of December 31, 2020 and 2019, respectively. Amortization expense for the deferred sales incentive compensation was $3,936 and $3,452 for the years ended December 31, 2020 and 2019, respectively. Deferred sales incentive compensation is included in other non-current assets on the consolidated balance sheets and amortization expense is included in compensation and benefits expenses on the consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the periods.

Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Year Ended December 31,
	2020	2019	2018
Asset-based	$278,569	$243,913	$232,145
Subscription-based	26,934	28,904	25,192
Professional services and other	426	5,994	6,063
Total cost of revenues	$305,929	$278,811	$263,400

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
15.Stock-Based Compensation

On June 22, 2010, the Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 Plan”), effective upon the closing of the Company’s initial public offering. The 2010 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2010 Plan agreement) and cash incentive awards to employees, consultants and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. As approved by the Company’s shareholders, the 2010 Plan has since been amended whereby the maximum number of shares of common stock that may be delivered under the 2010 Plan is 8,925,000. Stock options and stock appreciation rights are granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant.

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
As of December 31, 2020, the maximum number of options and restricted stock available for future issuance under the Company’s plans is 1,375,747.

Stock-based compensation expense under the Company's plans was as follows:

	Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense	$56,292	$54,436	$40,245
Tax effect on stock-based compensation expense	(14,354)	(13,734)	(10,093)
Net effect on income	$41,938	$40,702	$30,152

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5%, 25.2%, and 25.1% for the years ended December 31, 2020, 2019 and 2018, respectively. However, due to the valuation allowance recorded on the Company's domestic deferred tax assets, there was no tax effect related to stock-based compensation expense for the year ended December 31, 2018.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	December 31,
	2020	2019	2018
Grant date fair value of options	$—	$21.55	$—
Volatility	—%	40.0%	—%
Risk-free interest rate	—%	2.5%	—%
Dividend yield	—	—	—
Expected term (in years)	0.0	6.5	0.0

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2017	2,254,565	$19.23	4.3	$69,939
Granted	—	—
Exercised	(359,345)	14.76
Forfeited	(7,251)	27.51
Outstanding as of December 31, 2018	1,887,969	20.05	3.4	56,046
Granted	81,807	49.02
Exercised	(783,216)	13.52
Forfeited	(35,974)	48.33
Outstanding as of December 31, 2019	1,150,586	25.66	3.4	50,590
Granted	—	—
Exercised	(705,333)	18.83
Forfeited	(7,213)	48.70
Outstanding as of December 31, 2020	438,040	36.28	4.1	20,156
Options exercisable	397,861	34.99	3.7	18,817

The aggregate intrinsic values in the table below represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2020, 2019 and 2018 of $82.29, $69.63 and $49.19, respectively, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date.

Other information is as follows:

	Year Ended December 31,
	2020	2019	2018
Total intrinsic value of options exercised	$35,687	$40,893	$15,667
Cash received from exercises of stock options	10,760	10,592	5,305

Exercise prices of stock options outstanding as of December 31, 2020 range from $10.40 to $55.29. At December 31, 2020, there was an immaterial amount of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.1 years.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The following is a summary of the activity for unvested restricted stock units and awards granted under the Company’s plans:

	RSUs		PSUs
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
	Shares	per Share	Shares	per Share
Outstanding as of December 31, 2017	1,629,971	$32.60	136,668	$31.03
Granted	940,113	55.24	55,986	61.25
Vested	(1,005,347)	32.73	(68,334)	31.03
Forfeited	(103,269)	40.37	—	—
Outstanding as of December 31, 2018	1,461,468	46.59	124,320	44.64
Granted	997,971	61.91	202,168	69.68
Vested	(1,029,790)	45.11	(68,334)	31.03
Forfeited	(110,779)	53.16	(4,036)	61.27
Outstanding as of December 31, 2019	1,318,870	58.88	254,118	67.96
Granted	970,390	74.61	81,689	83.47
Vested	(804,982)	57.77	—	—
Forfeited	(138,931)	62.14	(33,010)	64.70
Outstanding as of December 31, 2020	1,345,347	70.56	302,797	72.50

At December 31, 2020, there was $72,238 of unrecognized compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 1.9 years. At December 31, 2020, there was $8,201 of unrecognized compensation expense related to unvested performance-based restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 1.8 years.

In connection with the unexpected death of our former CEO, the Company modified certain of his outstanding equity awards. The modifications included the extension of exercise periods for his outstanding stock options and the immediate vesting of his outstanding RSUs. All unvested PSUs were forfeited. As a result of these modifications, the Company recorded additional non-cash compensation expense of $4,286 in 2019. In 2020, the Company recognized a gain of $2,524 in other income (expense), net as a result of a fair value adjustment upon settlement of the former CEO’s stock options.

16.Benefit Plan

The Company sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year Ended December 31,
	2020	2019	2018
Voluntary employer matching contributions	$6,247	$6,044	$4,778

17.Income Taxes

Loss before income tax benefit was generated in the following jurisdictions:

	Year Ended December 31,
	2020	2019	2018
Domestic	$(17,234)	$(61,047)	$(18,242)
Foreign	9,189	12,952	9,080
Total	$(8,045)	$(48,095)	$(9,162)

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The components of the income tax expense (benefit) charged to operations are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(1,086)	$4	$4,564
State	2,111	2,803	1,044
Foreign	(4,542)	5,930	4,849
	(3,517)	8,737	10,457

Deferred:
Federal	(2,659)	(33,952)	(19,444)
State	1,158	(5,603)	(3,182)
Foreign	(383)	(75)	(1,003)
	(1,884)	(39,630)	(23,629)

Total	$(5,401)	$(30,893)	$(13,172)

Net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2020	2019
Deferred revenue	$5,811	$5,148
Prepaid expenses and accruals	8,737	9,533
Deferred rent and lease incentives	255	273
Right of use asset	(25,937)	(18,507)
Lease liability	30,752	22,983
Net operating loss and tax credit carryforwards	87,648	86,952
Property and equipment and intangible assets	(113,041)	(127,255)
Stock-based compensation expense	9,122	8,033
Investment in partnerships	1,727	2,196
Convertible Notes	(22,951)	(8,471)
Other	639	2,218
Total deferred tax liabilities, net	(17,238)	(16,897)
Less: valuation allowance	(17,502)	(12,584)
Net deferred tax liabilities	$(34,740)	$(29,481)

In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into United States law. Beginning in 2018, the Tax Act includes the Global Intangible Low-Taxed Income (“GILTI”) and Base-Erosion Anti-abuse Tax (“BEAT”) provisions. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provision requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Company expects to fully offset any GILTI income with Net Operating Losses (“NOLs”). In 2019, the Company reevaluated the entity classification of its Indian entities to a flow-through status. As a result, the Company does not currently expect to be subject to BEAT. Additionally, the two Indian entities also are no longer subject to GILTI.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into United States law. The CARES Act includes provisions which impact the Company, namely the temporary increase of the 163(j) limitation to 50% for tax years beginning in 2019 and 2020, the adjustment of qualified improvement property to a 15-year depreciable life, and a five-year carryback of any NOL generated in a taxable year beginning after December 31, 2017 and before January 1, 2021. A carryback of the 2019 NOL generated by the Company was filed in 2020 and the related refund of $1,224 is expected to be received in early 2021.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The deferred tax liability that is not being recorded because of the Company's assertion to permanently reinvest the earnings of its India subsidiaries is $5,550 related to the withholding tax in India, net of an assumed foreign tax deduction for this amount in the U.S.

The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $17,502 and $12,584, respectively. The change in the valuation allowance from 2019 to 2020 was primarily related to additional R&D credits generated during 2020. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence is the cumulative pre-tax loss incurred over the three years ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence such as the Company's projections for future growth. On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $17,502 has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company's projections for growth.

The expected income tax provision (benefit) calculated at the statutory federal rate differs from the actual provision as follows:

	Year Ended December 31,
	2020	2019	2018
Tax benefit, at U.S. federal statutory tax rate	$(1,787)	$(10,012)	$(1,559)

State income tax benefit, net of federal benefit	(2,461)	(5,390)	(1,714)
Effect of stock-based compensation excess tax benefit	(9,349)	(11,983)	(7,782)
Effect of permanent items	258	1,048	2,967
Effect of India partnerships	2,977	—	—
Change in valuation allowance	16,210	(3,364)	(4,244)
Effect of change in state and foreign income tax rates	1,323	2,449	(269)
Uncertain tax positions	(6,093)	4,478	(2,062)
BEAT liability	—	—	3,760
Research and development credits	(5,939)	(6,756)	(4,770)
State net operating loss adjustment	31	(1,588)	—
Other	(571)	225	2,501
Income tax benefit	$(5,401)	$(30,893)	$(13,172)

At December 31, 2020, the Company had NOL carryforwards, before any uncertain tax position reserves, for federal income tax purposes of approximately $242,000 available to offset future federal taxable income, if any, of which $241,000 expire through 2040 and $1,000 are carried forward indefinitely. In addition, as of December 31, 2020, the Company had NOL carryforwards for state income tax purposes of approximately $211,000 available to reduce future income subject to income taxes. The state NOL carryforwards expire through 2040.

In addition, at December 31, 2020, the Company had a federal income tax receivable of approximately $727 related to the Alternative Minimum Tax (“AMT”) refund which it expects to receive in early 2021. As a result of tax reform, AMT credits are refundable for any taxable year beginning after 2017 and before 2022 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Thus, the minimum tax credit was reclassified from a deferred tax asset to an income tax receivable. The Company also had minimal AMT credits for California, which are available to reduce future California income taxes, if any, over an indefinite period. In addition, the Company had research and development (“R&D”) credit carryforwards of approximately $26,958 for federal and $11,799 for California and Illinois, as well as foreign tax credits

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
of $886 available to offset federal income tax. Federal R&D credits begin to expire in 2022 through 2040. California R&D credits carryover indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$18,939	$15,628	$18,312
Additions based on tax positions related to the current year	1,420	2,261	1,907
Additions (reductions) based on tax positions related to prior years	(2,793)	1,050	(3,976)
Reductions for settlements with taxing authorities related to prior years	(2,434)	—	(615)
Balance at end of year	$15,132	$18,939	$15,628

At December 31, 2020, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $15,132. At this time, the Company estimates that the liability for unrecognized tax benefits could decrease by an estimated $1,495 in the next twelve months as it is anticipated that reviews by tax authorities will be completed and voluntary disclosure agreements settled.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2020 and 2019, income tax expense (benefit) included $(4,875) and $1,476, respectively, of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $1,383 and $7,336 as of December 31, 2020 and 2019, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company was notified by the Internal Revenue Service (“IRS”) in December 2017 that the calendar year 2015 and 2016 federal income tax returns have been selected for audit by the IRS. The Company’s tax returns for the 2015-2019 calendar years remain open to examination by the IRS in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for the 2016-2019 calendar years remain open to examination by various state revenue services.

The Company's Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2020, 2011 and 2010. Based on the outcome of examinations of the Company's subsidiaries or the result of the expiration of statutes of limitations, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheets. It is possible that one or more of these audits may be finalized within the next twelve months.

18.Net Income (Loss) Per Share

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

The Company accounts for the effect of its convertible notes (See “Note 10—Debt”) on diluted net income per share using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company’s option. As a result, the Convertible Notes due 2023 and Convertible Notes due 2025 have no effect on diluted net income per share until the Company’s stock price exceeds the conversion price of $68.31 per share and $106.74 per share, respectively, and certain other criteria are met, or if the trading price of the convertible notes meets certain criteria. In the period of conversion, the convertible notes will have no impact on diluted net income per share if they are settled in cash and will have an impact on dilutive net income per share if they are settled in shares upon conversion. See “Note 2—Summary of Significant Accounting Policies” for information regarding the adoption of ASU 2020-06.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Year Ended December 31,
	2020	2019	2018
Basic income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(3,110)	$(16,782)	$5,755

Basic number of weighted-average shares outstanding	53,589,232	50,937,919	45,268,002
Basic net income (loss) per share	$(0.06)	$(0.33)	$0.13

Diluted income (loss) per share calculation:
Net income (loss) attributable to Envestnet, Inc.	$(3,110)	$(16,782)	$5,755

Basic number of weighted-average shares outstanding	53,589,232	50,937,919	45,268,002
Effect of dilutive shares:
Options to purchase common stock	—	—	1,304,493
Unvested restricted stock units	—	—	811,590
Convertible Notes	—	—	—
Warrants	—	—	—
Diluted number of weighted-average shares outstanding	53,589,232	50,937,919	47,384,085
Diluted net income (loss) per share	$(0.06)	$(0.33)	$0.12

Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share are as follows:

	December 31,
	2020	2019	2018
Options to purchase common stock	438,040	1,150,586	—
Unvested RSU's and PSU's	1,648,144	1,572,988	—
Convertible Notes (1)	9,898,549	5,050,505	7,793,826
Warrants	470,000	470,000	470,000
Total anti-dilutive securities	12,454,733	8,244,079	8,263,826
(1)For 2020, this amount includes 4,848,044 of additional potential common shares related to the Convertible Notes due 2025 which were issued in August 2020 (See “Note 10—Debt”). For 2019, this amount does not include 2,743,321 of potential common shares related to the Convertible Notes due 2019 as they were settled in cash at maturity in December 2019.

19.Segment Information

Business segments are generally organized around the Company's business services. The Company's business segments are:

•Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.
•Envestnet Data & Analytics – leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the year ended December 31, 2020.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
See “Note 14—Revenues and Cost of Revenues” for detail of revenues by segment.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2020	2019	2018
Envestnet Wealth Solutions	$91,501	$67,713	$75,491
Envestnet Data & Analytics	(9,943)	(25,262)	(10,013)
Nonsegment operating expenses	(62,117)	(58,524)	(51,313)
Income (loss) from operations	19,441	(16,073)	14,165
Interest expense, net	(30,392)	(29,173)	(22,840)
Other income (expense), net	2,906	(2,849)	(487)
Consolidated loss before income tax benefit	(8,045)	(48,095)	(9,162)
Income tax benefit	(5,401)	(30,893)	(13,172)
Consolidated net income (loss)	(2,644)	(17,202)	4,010
Add: Net (income) loss attributable to non-controlling interest	(466)	420	1,745
Consolidated net income (loss) attributable to Envestnet, Inc.	$(3,110)	$(16,782)	$5,755

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures by segment follows:

	December 31,
	2020	2019
Segment assets:
Envestnet Wealth Solutions	$1,634,153	$1,297,891
Envestnet Data & Analytics	510,137	503,993
Consolidated total assets	$2,144,290	$1,801,884

	Year Ended December 31,
	2020	2019	2018
Segment depreciation and amortization:
Envestnet Wealth Solutions	$80,714	$65,746	$45,139
Envestnet Data & Analytics	32,947	35,525	32,487
Consolidated depreciation and amortization	$113,661	$101,271	$77,626

	Year Ended December 31,
	2020	2019	2018
Segment capital expenditures:
Envestnet Wealth Solutions	$46,891	$42,395	$36,406
Envestnet Data & Analytics	20,105	11,548	8,186
Consolidated capital expenditures	$66,996	$53,943	$44,592

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
20.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	December 31,
	2020	2019
United States	$140,651	$108,992
India	2,970	3,988
Other	849	1,039
Total long-lived assets, net	$144,470	$114,019

See “Note 14—Revenues and Cost of Revenues” for detail of revenues by geographic area.

21.Commitments and Contingencies

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

The Company enters into unconditional purchase obligations arrangements for certain of its services that it receives in the normal course of business. As of December 31, 2020, the Company estimated future minimum unconditional purchase obligations of approximately $56,000.

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

On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee’s counterclaims. On September 15, 2020, the District Court denied FinancialApps’ motion on all counts except for the breach-of-contract claim which was dismissed on a pleading technicality without prejudice. On that

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
count, the Court granted Yodlee leave to amend its counterclaim, cure the technical deficiency, and reassert its claim. Yodlee and Envestnet filed amended counterclaims on September 30, 2020. The amended counterclaims (1) cure that technical deficiency and reassert Yodlee’s contract counterclaim; and (2) broaden the defamation counterclaims arising out of various defamatory statements FinancialApps disseminated in the trade press after filing the lawsuit. On January 14, 2021, the Court ordered that (i) FinancialApps’s claims against Yodlee—as well as Yodlee’s counterclaims against FinancialApps—must be tried before the judge instead of a jury pursuant to a jury waiver provision in the parties’ agreement; and (ii) FinancialApps’s claims against Envestnet (and Envestnet’s counterclaim) must be heard by a jury. The Court has scheduled the Envestnet jury trial to take place before the Yodlee bench trial.

The Company believes FinancialApps’s allegations are without merit and intends to defend the action and litigate the counterclaims vigorously.

The Company and Yodlee were also named as defendants in a putative class action lawsuit filed on August 25, 2020, by Plaintiff Deborah Wesch in the United States District Court for the Northern District of California. On October 21, 2020, an amended class action complaint was filed by Plaintiff Wesch and nine additional named plaintiffs. The case caption is Deborah Wesch, et al., v. Yodlee, Inc., et al., Case No. 3:20-cv-05991-SK. Plaintiffs allege that Yodlee unlawfully collected their financial transaction data when plaintiffs linked their bank accounts to a mobile application that uses Yodlee’s API, and plaintiffs further allege that Yodlee unlawfully sold the transaction data to third parties. The complaint alleges violations of certain California statutes and common law, including the Unfair Competition Law, and federal statutes, including the Stored Communications Act. Plaintiffs are seeking monetary damages and equitable and injunctive relief on behalf of themselves and a putative nationwide class and California subclass of persons who provided their log-in credentials to a Yodlee-powered app in an allegedly similar manner from 2014 to the present. The Company believes that it is not properly named as a defendant in the lawsuit and it further believes, along with Yodlee, that plaintiffs’ claims are without merit. On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint. On February 16, 2021, the district court granted in part and denied in part Yodlee’s motion to dismiss the amended complaint and granted the plaintiffs leave to further amend. The court reserved ruling on the Company’s motion to dismiss and granted limited jurisdictional discovery to the plaintiffs. The Company and Yodlee intend to vigorously defend the lawsuit.

The Company’s subsidiary, Envestnet Asset Management, Inc. (“EAM”), has been named as a defendant in a putative class action lawsuit filed on December 28, 2020 in the United States District Court for the Northern District of Alabama. The case caption is Drake v. BBVA USA Bancshares, Inc. et al., No. 2:20-CV-02076-ACA. The plaintiff alleges that EAM, acting as investment advisor to BBVA USA Bancshares, Inc.’s Compass SmartInvestor 401(k) Plan (the “SmartInvestor Plan”), among others, breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the selection and maintenance of the SmartInvestor Plan’s investment options. The plaintiff seeks unspecified damages on behalf of a class of SmartInvestor Plan participants from July 17, 2013 through December 28, 2020. While EAM has not yet responded to the complaint, EAM believes that it is not properly named as a defendant in the lawsuit and it further believes, along with the Company, that the claims are without merit and intends to defend the action vigorously.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of December 31, 2020. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

    Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. During 2020 and 2019, the Company estimated a sales and use tax liability of $6,563 and $10,220, respectively, related to revenues in multiple jurisdictions. This amount is included in accrued expenses and other liabilities in the consolidated balance sheets.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

For the years ended December 31, 2020 and 2019, the Company also estimated a sales and use tax receivable of $2,087 and $3,346, respectively, related to the estimated recoverability of a portion of the liability from customers. This amount is included in prepaid expenses and other current assets in the consolidated balance sheets.

 Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a.  Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.
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
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.
Our independent registered public accounting firm, KPMG LLP, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2020.  See Part II, Item 8, “Report of Independent Registered Public Accounting Firm”.
c. Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the three months ended December 31, 2020, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2020 fiscal year, and is hereby incorporated by reference.
Information required by this Item relating to our executive officers and other corporate officers is included under the caption “Information about our Executive Officers” in Part I, Item 1 of this report.
We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics is posted on our website within the “Investor Relations” section. We intend to disclose any amendment to, or waiver from, a provision of this code of ethics by posting such information to our website. Information found on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.
Item 11.  Executive Compensation
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2020 fiscal year, and is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2020 fiscal year, and is hereby incorporated by reference. For a description of securities authorized under our equity compensation plans, please refer to our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2020 fiscal year, and is hereby incorporated by reference.

Item 14.  Principal Accounting Fees and Services
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2020 fiscal year, and is hereby incorporated by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

		Page Number in Form 10-K
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	63
	Consolidated Balance Sheets as of December 31, 2020 and 2019	66
	Consolidated Statements of Operations for each of the years ended December 31, 2020, 2019 and 2018	67
	Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2020, 2019, and 2018	68
	Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2020, 2019 and 2018	69
	Consolidated Statements of Cash Flows for each of the years ended December 31, 2020, 2019 and 2018	71
	Notes to Consolidated Financial Statements	73
(a)(2)	Evaluation and Qualifying Accounts
	Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the related notes.
(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 117 to 119 of this report, which is incorporated herein by reference.

Item 16. Form 10-K Summary
Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Fifth Amended and Restated Certificate of Incorporation of Envestnet, Inc. (filed as Exhibit 3.1 to Amendment No. 3 the Company’s Registration Statement on Form S-1 (File No. 333-165717) filed with the SEC on July 1, 2010 and incorporated by reference herein).

3.2
Amended and Restated Bylaws of Envestnet, Inc. (filed as Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-165717) filed with the SEC on July 1, 2010 and incorporated by reference herein).

4.1
Indenture, dated as of August 20, 2020, by and among Envestnet, Inc., Envestnet Asset Management, Inc., and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 20, 2020 and incorporated by reference herein).

4.2
Indenture, dated as of May 25, 2018, by and among the Company, Envestnet Asset Management, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8‑K filed with the SEC on May 25, 2018 and incorporated by reference herein).

4.3	Warrant issued to Blackhawk Investment Holdings, LLC (filed as Exhibit 4.1 to the Company’s Form 8‑K filed with the SEC on December 20, 2018 and incorporated by reference herein).
4.4
Registration Rights Agreement, dated as of December 20, 2018, between the Company and BlackRock, Inc. (filed as Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on December 20, 2018 and incorporated by reference herein).

4.5	Description of Registrant’s Securities, filed herewith.
10.1
Technology and Services Agreement dated as of March 31, 2008, between the Company and FMR LLC (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑165717) filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.2
First Amendment to Technology and Services Agreement dated as of June 26, 2008 between the Company and FMR LLC (filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑165717) filed with the SEC on May 6, 2010 and incorporated by reference herein).

10.3
Second Amendment to Technology and Services Agreement dated as of May 5, 2009 between the Company and FMR LLC (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑165717) filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.4
Third Amendment to Technology and Services Agreement dated as of November 16, 2009 between the Company and FMR LLC (filed as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑165717) filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.5
Services Agreement dated as of December 28, 2005 between the Company and Fidelity Brokerage Services LLC (filed as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑165717) filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.6
Services Agreement effective March 24, 2005 between the Company and National Financial Services LLC (filed as Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑165717) filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.7
Services Agreement Amendment dated March 2008 (filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑165717) filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.8
Envestnet, Inc. 2010 Long‑Term Incentive Plan, as amended (filed as Exhibit A to the Company's 2017 Annual Meeting Proxy Statement (File No. 1‑34835) filed with the SEC on May 1, 2017 and incorporated by reference herein).*

10.9
Form of Non-Qualified Stock Option Grant Certificate under the Envestnet, Inc. 2010 Long-Term Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10‑K for the fiscal year ended December 31, 2010 filed with the SEC on March 18, 2011 and incorporated by reference herein).*

10.10	Form of Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards prior to February 2020), filed herewith.*
10.11	Form of Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards beginning February 2020), filed herewith.*
10.12	Form of Performance-Based Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan, filed herewith.*
10.13	Form of Annual Non-Equity Incentive Compensation Grant Certificate under the Envestnet, Inc. 2010 Long-Term Incentive Plan, filed herewith.*

Exhibit No.	Description
10.14
Fourth Amendment to Technology Services Agreement, dated as of December 31, 2011, between the Company and FMR LLC (filed as Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on January 6, 2012 and incorporated by reference herein).

10.15
Amendment to Services Agreement effective December 31, 2011, between Envestnet Asset Management, Inc. and Fidelity Brokerage Services, LLC (filed as Exhibit 10.2 to the Company’s Form 8‑K filed with the SEC on January 6, 2012 and incorporated by reference herein).

10.16
Third Amendment to Services Agreement effective December 31, 2011, between Envestnet Asset Management, Inc. and National Financial Services LLC. (filed as Exhibit 10.3 to the Company’s Form 8‑K filed with the SEC on January 6, 2012 and incorporated by reference herein).

10.17	Envestnet, Inc. Executive Deferred Compensation Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 10, 2015 and incorporated by reference herein).*
10.18	Envestnet, Inc. Director Deferred Compensation Plan (filed as Exhibit 10.2 to the Company’s Form 8-K/A filed with the SEC on February 11, 2015 and incorporated by reference herein).*
10.19
Executive Agreement, dated as of May 12, 2016 between William Crager, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May13, 2016 and incorporated by reference herein).*

10.20
Executive Agreement, dated as of May 12, 2016 between Peter D’Arrigo, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein.)*

10.21
Executive Agreement, dated as of August 2, 2016 between Scott Grinis, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 4, 2016 and incorporated by reference herein.)*

10.22
Executive Agreement, dated as of August 2, 2016 between Josh Mayer, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 4, 2016 and incorporated by reference herein.)*

10.23	Executive Agreement, dated as of June 1, 2019 between Stuart DePina, the Company and Envestnet Financial Technologies, Inc., filed herewith.*
10.24
Severance Agreement and General Release, dated as of October 29, 2020 between Scott Grinis and Envestnet Financial Technologies, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 30, 2020 and incorporated by reference herein).*

10.25	Form of Amendment to Executive Employment Agreements, filed herewith.*
10.26
Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 29, 2020 and incorporated by reference herein).*

10.27	Form of Restricted Stock Unit Grant Certificate under the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan, filed herewith.*
10.28	Form of Performance-Based Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan, filed herewith.*
10.29	Summary of Non-Employee Director Compensation, filed herewith.*
10.30
Second Amended and Restated Credit Agreement dated as of July 18, 2017 among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 24, 2017 and incorporated by reference herein).

10.31
Amended and Restated Security Agreement, dated as of July 18, 2017, among Envestnet, Inc., the Debtors from time to time party thereto and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 24, 2017 and incorporated by reference herein).

10.32
First Amendment to Second Amended and Restated Credit Agreement, dated as of May 24, 2018, among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 31, 2018 and incorporated by reference herein).

10.33
Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 27, 2019, among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Bank of Montreal as Administrative Agent (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2019 filed with the SEC on November 8, 2019 and incorporated by reference herein).***

Exhibit No.	Description
21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document****
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document****
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document****
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document****
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document****
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________________________________________

(1)	The material contained in Exhibit 32.1 and 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
*	Management contract or compensation plan.
**	Certain information redacted pursuant to a grant of confidential treatment by the staff of the Securities and Exchange Commission.
***	Certain information identified in the exhibit has been excluded as permitted by Item 601 of Regulation S-K.
****
Attached as Exhibit 101 to this Annual Report on Form 10‑K are the following materials, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Consolidated Balance Sheets as of December 31, 2020 and 2019; (iii) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (vi) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (vii) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: February 26, 2021	/s/ William C. Crager
William C. Crager
Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2021	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 26, 2021.

Name	Position

/s/ William C. Crager	Chief Executive Officer (Principal Executive Officer)
William C. Crager

/s/ Peter H. D’Arrigo	Chief Financial Officer (Principal Financial Officer)
Peter H. D’Arrigo

/s/ Matthew J. Majoros	Senior Vice President, Financial Reporting (Principal Accounting Officer)
Matthew J. Majoros

/s/ Luis Aguilar	Director
Luis Aguilar

/s/ Anil Arora	Director
Anil Arora

/s/ Ross Chapin	Director
Ross Chapin

/s/ Gayle Crowell	Director
Gayle Crowell

/s/ James Fox	Chairperson, Director
James Fox

/s/ Valerie Mosley	Director
Valerie Mosley

/s/ Greg Smith	Director
Greg Smith