Form 10-Q
period 2021-03-31
ENVESTNET, INC.
filed 2021-05-07
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of April 30, 2021, Envestnet, Inc. had 54,422,622 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$371,977	$384,565
Fees receivable, net	79,293	80,064
Prepaid expenses and other current assets	37,751	40,570
Total current assets	489,021	505,199

Property and equipment, net	51,077	47,969
Internally developed software, net	105,288	96,501
Intangible assets, net	443,023	435,041
Goodwill	906,756	906,773
Operating lease right-of-use assets, net	99,231	105,249
Other non-current assets	48,592	47,558
Total assets	$2,142,988	$2,144,290

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$136,417	$158,548
Accounts payable	24,567	18,003
Operating lease liabilities	13,270	13,649
Contingent consideration	11,746	11,251
Deferred revenue	42,921	34,918
Total current liabilities	228,921	236,369

Long-term debt	845,195	756,503
Non-current operating lease liabilities	109,458	112,182
Deferred tax liabilities, net	23,042	34,740
Other non-current liabilities	22,643	28,678
Total liabilities	1,229,259	1,168,472

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 68,315,098 and 67,832,706 shares issued as of March 31, 2021 and December 31, 2020, respectively; 54,404,659 and 54,093,535 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	341	339
Additional paid-in capital	1,072,839	1,166,774
Accumulated deficit	(36,338)	(79,912)
Treasury stock at cost, 13,910,439 and 13,739,171 shares as of March 31, 2021 and December 31, 2020, respectively	(121,679)	(110,466)
Accumulated other comprehensive loss	(1,022)	(398)
Total stockholders’ equity	914,141	976,337
Non-controlling interest	(412)	(519)
Total equity	913,729	975,818
Total liabilities and equity	$2,142,988	$2,144,290
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Asset-based	$159,375	$134,811
Subscription-based	109,829	104,551
Total recurring revenues	269,204	239,362
Professional services and other revenues	5,901	7,177
Total revenues	275,105	246,539

Operating expenses:
Cost of revenues	92,869	74,933
Compensation and benefits	100,714	110,430
General and administration	36,315	41,110
Depreciation and amortization	28,392	27,683
Total operating expenses	258,290	254,156

Income (loss) from operations	16,815	(7,617)
Other expense, net	(7,468)	(1,537)
Income (loss) before income tax benefit	9,347	(9,154)

Income tax benefit	(5,588)	(1,964)

Net income (loss)	14,935	(7,190)
Add: Net (income) loss attributable to non-controlling interest	11	(146)
Net income (loss) attributable to Envestnet, Inc.	$14,946	$(7,336)

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$0.28	$(0.14)
Diluted	$0.27	$(0.14)

Weighted average common shares outstanding:
Basic	54,208,469	53,016,511
Diluted	59,917,648	53,016,511

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss) attributable to Envestnet, Inc.	$14,946	$(7,336)
Foreign currency translation losses, net of taxes	(624)	(3,024)
Comprehensive income (loss) attributable to Envestnet, Inc.	$14,322	$(10,360)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, December 31, 2020	67,832,706	$339	(13,739,171)	$(110,466)	$1,166,774	$(398)	$(79,912)	$(519)	$975,818
Adoption of ASU 2020-06, net of taxes of $7,641 (See Note 2)	—	—	—	—	(108,470)	—	28,628	—	$(79,842)
Exercise of stock options	27,043	—	—	—	522	—	—	—	522
Issuance of common stock - vesting of restricted stock units	455,349	2	—	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	14,013	—	—	—	14,013
Shares withheld to satisfy tax withholdings	—	—	(147,041)	(9,541)	—	—	—	—	(9,541)
Share repurchase	—	—	(24,227)	(1,672)	—	—	—	—	(1,672)
Foreign currency translation loss, net of taxes	—	—	—	—	—	(624)	—	—	(624)
Other	—	—	—	—	—	—	—	118	118
Net income (loss)	—	—	—	—	—	—	14,946	(11)	14,935
Balance, March 31, 2021	68,315,098	$341	(13,910,439)	$(121,679)	$1,072,839	$(1,022)	$(36,338)	$(412)	$913,729

Balance, December 31, 2019	66,320,706	$331	(13,479,000)	$(90,965)	$1,037,141	$(1,749)	$(75,664)	$(1,518)	$867,576
Adoption of ASC 326, net of taxes	—	—	—	—	—	—	(1,141)	—	(1,141)
Exercise of stock options	357,974	2	—	—	3,406	—	—	—	3,408
Issuance of common stock - vesting of restricted stock units	398,881	2	—	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	13,765	—	—	—	13,765
Shares withheld to satisfy tax withholdings	—	—	(130,164)	(9,199)	—	—	—	—	(9,199)
Foreign currency translation loss, net of taxes	—	—	—	—	—	(3,024)	—	—	(3,024)
Net income (loss)	—	—	—	—	—	—	(7,336)	146	(7,190)
Balance, March 31, 2020	67,077,561	$335	(13,609,164)	$(100,164)	$1,054,312	$(4,773)	$(84,141)	$(1,372)	$864,197

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$14,935	$(7,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,392	27,683
Provision for doubtful accounts	298	1,026
Deferred income taxes	(3,581)	(1,587)
Non-cash compensation expense	14,137	15,985
Non-cash interest expense	2,015	4,463
Accretion on contingent consideration and purchase liability	388	599
Fair market value adjustment to contingent consideration liability	(140)	—
Gain on acquisition of equity method investment	—	(4,230)
Loss allocation from equity method investments	3,288	2,030
Other	165	—
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	473	(14,333)
Prepaid expenses and other current assets	1,756	(6,793)
Other non-current assets	3,093	641
Accrued expenses and other liabilities	(28,668)	(11,554)
Accounts payable	6,444	(3,205)
Deferred revenue	7,882	5,598
Other non-current liabilities	(1,068)	(145)
Net cash provided by operating activities	49,809	8,988

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,062)	(2,160)
Capitalization of internally developed software	(15,058)	(11,572)
Investments in private companies	(2,538)	(11,700)
Acquisition of proprietary technology	(25,517)	—
Acquisitions of businesses, net of cash acquired	—	(20,257)
Net cash used in investing activities	(50,175)	(45,689)

-continued-

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	—	45,000
Payments on revolving credit facility	—	(15,000)
Payments of contingent consideration	(1,000)	—
Proceeds from exercise of stock options	522	3,408
Taxes paid in lieu of shares issued for stock-based compensation	(9,541)	(9,199)
Share repurchase	(1,672)	—
Other	(479)	2
Net cash (used in) provided by financing activities	(12,170)	24,211

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(52)	(1,496)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12,588)	(13,986)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	384,714	82,755

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$372,126	$68,769

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$1,879	$814
Supplemental disclosure of cash flow information - cash paid during the period for interest	2,200	2,740
Supplemental disclosure of non-cash operating, investing and financing activities:
Contingent consideration issued in acquisition of businesses	—	5,239
Purchase liabilities included in accrued expenses and other liabilities	—	375
Purchase liabilities included in other non-current liabilities	—	257
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,129	1,752
Membership interest liabilities included in other non-current liabilities	124	2,220
Leasehold improvements funded by lease incentive	127	894

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization and Description of Business

Envestnet, Inc. (“Envestnet”) through its subsidiaries (collectively, the “Company”) is transforming the way financial advice and wellness are delivered. Its mission is to empower advisors and financial service providers with innovative technology, solutions and intelligence to make financial wellness a reality for everyone. Through a combination of platform enhancements, partnerships and acquisitions, Envestnet provides a unique financial network connecting technology, solutions and data, delivering better intelligence and enabling its customers to drive better outcomes.

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 14—Segment Information” to the condensed consolidated financial statements.

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2020 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2021 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. References to GAAP in these notes are to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™, sometimes referred to as the codification or “ASC.” These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	March 31,	March 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$371,977	$68,601
Restricted cash included in other non-current assets	149	168
Total cash, cash equivalents and restricted cash	$372,126	$68,769

Financial Impacts Related To COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak continues to cause major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will continue to depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the overall financial effect of the pandemic at this time, as the pandemic continues, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. As of March 31, 2021, these condensed consolidated financial statements do not reflect any adjustments as a result of the pandemic.

Related Party Transactions

The Company has a 4.3% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenues from the private services company totaled $3.8 million and $2.7 million in the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had recorded a net receivable of $2.6 million and $2.1 million, respectively, from the private services company.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements—In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This update aims to reduce complexity within the accounting for income taxes as part of the simplification initiative. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2020. These changes became effective for the Company's fiscal year beginning January 1, 2021. This standard will be applied prospectively. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

The Company has early adopted this standard as of January 1, 2021 using the modified retrospective approach. Adoption of this standard resulted in a decrease to accumulated deficit of $28.6 million (net of $0.9 million in taxes), a decrease to paid-in capital of $108.5 million (net of $6.7 million in taxes) and an increase to Convertible Notes of $87.5 million. Interest

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
expense recognized in future periods is expected to be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost, with an expected decrease of approximately $22.1 million in 2021 as a result of the adoption. The adoption of ASU 2020-06 had no impact on the Company's consolidated statements of cash flows.

3.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Prepaid technology	$16,162	$13,165
Non-income tax receivables	7,259	6,571
Prepaid insurance	2,069	1,777
Advance payroll taxes and benefits	995	6,429
Income tax prepayments and receivables	3,087	1,684
Other	8,179	10,944
Total prepaid expenses and other current assets	$37,751	$40,570

4.Property and Equipment, Net

Property and equipment, net consisted of the following:

		March 31,	December 31,
	Estimated Useful Life	2021	2020
		(in thousands)
Cost:
Computer equipment and software	3 years	$73,176	$72,443
Leasehold improvements	Shorter of the lease term or useful life of the asset	41,925	37,671
Office furniture and fixtures	3-7 years	12,180	11,249
Office equipment and other	3-5 years	6,858	7,151
Building and building improvements	7-39 years	2,669	2,669
Land	Not applicable	940	940
		137,748	132,123
Less: accumulated depreciation and amortization		(86,671)	(84,154)
Total property and equipment, net		$51,077	$47,969

During the three months ended March 31, 2021, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $2.7 million. During the three months ended March 31, 2021, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $0.4 million.

During the three months ended March 31, 2020, the Company retired an immaterial amount of property and equipment that was no longer in service.

Gains and losses on asset retirements during the three months ended March 31, 2021 and 2020 were not material.

Depreciation and amortization expense was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Depreciation and amortization expense	$5,643	$5,317

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
5.Internally Developed Software

Internally developed software, net consisted of the following:

		March 31,	December 31,
	Estimated Useful Life	2021	2020
		(in thousands)
Internally developed software	5 years	$174,677	$159,619
Less: accumulated amortization		(69,389)	(63,118)
Internally developed software, net		$105,288	$96,501

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Amortization expense	$6,271	$3,608

6.Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)
Customer lists	$591,520	$(210,466)	$381,054	$591,520	$(198,555)	$392,965
Proprietary technologies	78,424	(29,334)	49,090	54,914	(26,949)	27,965
Trade names	33,700	(20,821)	12,879	33,700	(19,589)	14,111
Total intangible assets	$703,644	$(260,621)	$443,023	$680,134	$(245,093)	$435,041

There were no material retirements of intangible assets during the three months ended March 31, 2021 and 2020.

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Amortization expense	$16,478	$18,758

Acquisition of Proprietary Technology

The Company previously owned approximately 29% of the outstanding units in a privately held company and accounted for it as an equity method investment. On March 11, 2021, the Company entered into an intellectual property purchase agreement with this privately held company to acquire all of the proprietary technology developed by the privately held company for approximately $35.5 million. Concurrent with the intellectual property purchase agreement, the Company also entered into a redemption agreement with the same privately held company to redeem its previously held equity interest for approximately $10.0 million. The Company accounted for these two arrangements as a single unit of account. As of the acquisition date, the net cost of the proprietary technology acquired, including capitalized transaction costs, was approximately $24.5 million, which will be amortized over a five-year period on a straight-line basis. The proprietary technology has been integrated into the Envestnet Wealth Solutions segment.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
7.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Accrued investment manager fees	$66,314	$57,894
Accrued compensation and related taxes	39,900	71,039
Non-income tax payables	6,400	8,398
Accrued professional services	6,255	9,240
Accrued technology	4,955	4,701
Accrued purchase consideration	3,887	—
Other accrued expenses	8,706	7,276
Total accrued expenses and other liabilities	$136,417	$158,548

In the fourth quarter of 2020, as part of an organizational realignment, the Company entered into separation agreements with several employees. In connection with this realignment, the Company recognized $3.8 million of severance expense in the three months ended March 31, 2021. The Company has approximately $4.6 million and $5.1 million in accrued compensation and related taxes associated with these separation agreements as of March 31, 2021 and December 31, 2020, respectively.

8.Debt

The Company’s outstanding debt obligations as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)
Revolving credit facility balance	$—	$—

Convertible Notes due 2023	$345,000	$345,000
Unamortized issuance costs on Convertible Notes due 2023	(4,503)	(4,306)
Unaccreted discount on Convertible Notes due 2023	—	(24,058)
Convertible Notes due 2023 carrying value	$340,497	$316,636

Convertible Notes due 2025	$517,500	$517,500
Unamortized issuance costs on Convertible Notes due 2025	(12,802)	(11,731)
Unaccreted discount on Convertible Notes due 2025	—	(65,902)
Convertible Notes due 2025 carrying value	$504,698	$439,867

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Coupon interest	$2,479	$1,501
Amortization of issuance costs	1,423	631
Undrawn and other fees	313	153
Interest on revolving credit facility	—	2,518
Accretion of debt discount	—	2,331
Total interest expense	$4,215	$7,134

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
For the three months ended March 31, 2021 and 2020, the total interest expense related to the Convertible Notes was $3.7 million and $4.3 million, respectively, with coupon interest expense of $2.5 million and $1.5 million and the amortization of debt discount and issuance costs of $1.2 million and $2.8 million, respectively.

Convertible Notes due 2023

Upon adoption of ASU 2020-06, effective January 1, 2021, the embedded conversion option, or equity component, is no longer separated from the host contract and recognized within additional paid-in capital and is instead accounted for as a single liability measured at amortized cost within Long-term debt in the condensed consolidated balance sheets. Accordingly, the Convertible Notes due 2023 are presented in the condensed consolidated balance sheets at their gross proceeds of $345.0 million less unamortized debt issuance costs of $4.5 million as of March 31, 2021 with no future accretion of the original issue discount necessary.

In connection with the issuance of the Convertible Notes due 2023, the Company incurred $10.0 million of issuance costs in 2018, of which $8.6 million was originally allocated to the debt component and presented net in Long-term debt and $1.4 million was originally allocated to the equity component and presented within additional paid-in capital in the condensed consolidated balance sheets. Upon adoption of ASU 2020-06, effective January 1, 2021, the costs originally allocated to the equity component are reflected within Long-term debt and are being amortized and recorded as additional interest expense over the life of the Convertible Notes due 2023.

The effective interest rate of the Convertible Notes due 2023 for the three months ended March 31, 2021 and 2020 was approximately 2.4% and 6%. The effective interest rate of the Convertible Notes due 2023 is equal to the stated interest rate plus the amortization of the debt issuance costs subsequent to adoption. Prior to the adoption of ASU 2020-06, the effective interest rate calculation also included the amortization of the original issue discount.

Convertible Notes due 2025

Upon adoption of ASU 2020-06, effective January 1, 2021, the embedded conversion option, or equity component, is no longer separated from the host contract and recognized within additional paid-in capital and is instead accounted for as a single liability measured at amortized cost within Long-term debt in the condensed consolidated balance sheets. Accordingly, the Convertible Notes due 2025 are presented in the condensed consolidated balance sheets at their gross proceeds of $517.5 million less unamortized debt issuance costs of $12.8 million as of March 31, 2021 with no future accretion of the original issue discount necessary.

In connection with the issuance of the Convertible Notes due 2025, the Company incurred a total of $14.5 million of issuance costs in 2020, of which $12.6 million was originally allocated to the debt component and presented net in Long-term debt and $1.9 million was originally allocated to the equity component and presented within additional paid-in capital in the condensed consolidated balance sheets. Upon adoption of ASU 2020-06, effective January 1, 2021, the costs originally allocated to the equity component are reflected within Long-term debt and are being amortized and recorded as additional interest expense over the life of the Convertible Notes due 2025.

The effective interest rate of the Convertible Notes due 2025 for the three months ended March 31, 2021 was approximately 1.3%. The effective interest rate of the Convertible Notes due 2025 was equal to the stated interest rate plus the amortization of the debt issuance costs subsequent to adoption.

See “Note 13—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income per share.

Amended Credit Agreement

The credit agreement under which the Company’s revolving credit facility was issued (the “Amended Credit Agreement”) includes certain financial covenants and, as of March 31, 2021, the Company was in compliance with these requirements.

As of March 31, 2021, the Company had $500.0 million available to borrow under the revolving credit facility, subject to covenant compliance.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

9.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, based on the three-tier fair value hierarchy, as defined in ASC 820, “Fair Value Measurements and Disclosures”:

	March 31, 2021
	Fair Value	Level I	Level II	Level III
	(in thousands)
Assets:
Money market funds	$67,053	$67,053	$—	$—
Assets to fund deferred compensation liability	10,169	—	—	10,169
Total assets	$77,222	$67,053	$—	$10,169
Liabilities:
Contingent consideration	$11,746	$—	$—	$11,746
Deferred compensation liability	9,606	9,606	—	—
Total liabilities	$21,352	$9,606	$—	$11,746

	December 31, 2020
	Fair Value	Level I	Level II	Level III
	(in thousands)
Assets:
Money market funds	$84,110	$84,110	$—	$—
Assets to fund deferred compensation liability	9,961	—	—	9,961
Total assets	$94,071	$84,110	$—	$9,961
Liabilities:
Contingent consideration	$12,559	$—	$—	$12,559
Deferred compensation liability	8,720	8,720	—	—
Total liabilities	$21,279	$8,720	$—	$12,559

The fair value of the contingent consideration liabilities related to certain of the Company's acquisitions were estimated using a discounted cash flow method with significant inputs that are not observable in the market and thus represents a Level III fair value measurement. The significant inputs in the Company's Level III fair value measurement not supported by market activity included its assessments of expected future cash flows related to these acquisitions and their ability to meet the target performance objectives during the subsequent periods from the date of acquisition, which management believes are appropriately discounted considering the uncertainties associated with these obligations, and are calculated in accordance with the terms of their respective agreements.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The table below presents a reconciliation of the Company's contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2020 to March 31, 2021:

Fair Value of Contingent Consideration Liabilities
(in thousands)
Balance at December 31, 2020	$12,559
Fair market value adjustment on contingent consideration liability	(140)
Accretion on contingent consideration	327
Payment of contingent consideration	(1,000)
Balance at March 31, 2021	$11,746

The table below presents a reconciliation of the assets used to fund deferred the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2020 to March 31, 2021:

Fair Value of Assets to Fund Deferred Compensation Liability
(in thousands)
Balance at December 31, 2020	$9,961
Fair value adjustments	208
Balance at March 31, 2021	$10,169

The fair market value of the assets used to fund the Company's deferred compensation liability is based upon the cash surrender value of the Company's life insurance premiums. The value of the assets used to fund the Company's deferred compensation liability, which are included in other non-current assets in the condensed consolidated balance sheets, increased due to gains on the underlying investment vehicles. These gains are recognized in the Company's earnings and included in general and administration expenses in the condensed consolidated statements of operations.

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the three months ended March 31, 2021.

Fair Value of Debt Agreements and Other Financial Assets and Liabilities

The Company considered the Convertible Notes due 2023 and the Convertible Notes due 2025 to be Level II liabilities at March 31, 2021 and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on March 31, 2021 (See “Note 8—Debt”).

As of March 31, 2021, the carrying value of the Convertible Notes due 2023 equaled $340.5 million and represented the aggregate principal amount outstanding less the unamortized debt issuance costs. As of December 31, 2020, the carrying value of the Convertible Notes due 2023 equaled $316.6 million and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Convertible Notes due 2023 was $419.7 million and $460.8 million, respectively.

As of March 31, 2021, the carrying value of the Convertible Notes due 2025 equaled $504.7 million and represented the aggregate principal amount outstanding less the unamortized debt issuance costs. As of December 31, 2020, the carrying value of the Convertible Notes due 2025 equaled $439.9 million and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Convertible Notes due 2025 was $519.1 million and $540.8 million, respectively.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2021 based upon the short-term nature of these assets and liabilities.

10.Revenues and Cost of Revenues

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended March 31,
	2021			2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
	(in thousands)
Revenues:
Asset-based	$159,375	$—	$159,375	$134,811	$—	$134,811
Subscription-based	64,012	45,817	109,829	60,323	44,228	104,551
Total recurring revenues	223,387	45,817	269,204	195,134	44,228	239,362
Professional services and other revenues	3,023	2,878	5,901	3,286	3,891	7,177
Total revenues	$226,410	$48,695	$275,105	$198,420	$48,119	$246,539

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended
	March 31,
	2021	2020
Fidelity	14%	15%

Fidelity accounted for 17% and 19% of the Envestnet Wealth Solutions segment's revenues for the three months ended March 31, 2021 and 2020, respectively. No single customer accounted for over 10% of the Envestnet Data & Analytics segment's revenue for any period presented.

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
United States	$270,072	$240,452
International (1)	5,033	6,087
Total revenues	$275,105	$246,539
(1) No foreign country accounted for more than 10% of the Company's total revenues.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021:

Years ending December 31,	(in thousands)
Remainder of 2021	$193,004
2022	187,479
2023	113,545
2024	58,523
2025	31,985
Thereafter	13,532
Total	$598,068

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

Contract Balances

Total deferred revenue as of March 31, 2021 increased by $7,882 during the three months ended March 31, 2021, primarily the result of revenue growth, timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $16.9 million and $15.5 million for the three months ended March 31, 2021 and 2020, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $10.4 million and $10.8 million as of March 31, 2021 and December 31, 2020, respectively. Amortization expense for the deferred sales incentive compensation was $1.1 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. Deferred sales incentive compensation is included in other non-current assets on the condensed consolidated balance sheets and amortization expense is included in compensation and benefits expenses on the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the periods.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Asset-based	$86,190	$68,592
Subscription-based	6,604	6,277
Professional services and other	75	64
Total cost of revenues	$92,869	$74,933

11.Stock-Based Compensation

The Company has stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”).

As of March 31, 2021, the maximum number of common shares available for future issuance under the Company’s plans is 245,265.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Stock-based compensation expense	$14,013	$13,765
Tax effect on stock-based compensation expense	(3,573)	(3,510)
Net effect on income	$10,440	$10,255

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the three months ended March 31, 2021 and 2020.

Stock Options

The Company has not granted any stock options since January 2019. The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2020	438,040	$36.28	4.1	$20,156
Granted	—	—
Exercised	(27,043)	19.32
Forfeited	—	—
Outstanding as of March 31, 2021	410,997	37.40	4.0	14,318
Options exercisable	370,818	$36.14	3.6	$13,384

Exercise prices of stock options outstanding as of March 31, 2021 range from $10.40 to $55.29. At March 31, 2021, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 0.8 years.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

The following is a summary of the activity for unvested restricted stock units and performance stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,345,347	$70.56	302,797	$72.50
Granted	1,092,243	70.34	89,497	70.33
Vested	(428,049)	70.26	(27,300)	61.54
Forfeited	(51,258)	69.20	—	—
Outstanding as of March 31, 2021	1,958,283	70.54	364,994	72.79

At March 31, 2021, there was $132.5 million of unrecognized stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted-average period of 2.4 years. At March 31, 2021, there was $10.7 million of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units, which the Company expects to recognize over a weighted-average period of 2.2 years.

12. Income Taxes

The following table includes the Company’s income (loss) before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Income (loss) before income tax benefit	$9,347	$(9,154)
Income tax benefit	(5,588)	(1,964)
Effective tax rate	(59.8)%	21.5%

For the three months ended March 31, 2021, the Company’s effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets, permanent book-tax differences, and the impact of state and local taxes offset by federal and state research and development (“R&D”) credits.

For the three months ended March 31, 2020, the Company's effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company had placed on a portion of its US deferred tax assets offset by the windfall from stock-based compensation and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) net operating loss carryback.

13.Net Income (Loss) Per Share

Prior to January 1, 2021, the Company accounted for the effect of its convertible notes using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company's option. Pursuant to the adoption of ASU 2020-06 on January 1, 2021, the Company now accounts for the effect of its convertible notes on diluted net income per share using the if-converted method (See “Note 2—Basis of Presentation” and “Note 8—Debt”).

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, common warrants, restricted stock awards and restricted stock units and convertible notes, if dilutive, using either the treasury method or if-converted method, as appropriate.

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands, except share and per share data)
Net income (loss) attributable to Envestnet, Inc. - Basic (a)	$14,946	$(7,336)
Interest on dilutive Convertible Notes due 2025, net of tax	1,252	—
Net income (loss) attributable to Envestnet, Inc - Diluted (b)	$16,198	$(7,336)

Weighted-average common shares outstanding:
Basic (c)	54,208,469	53,016,511
Effect of dilutive shares:
Options to purchase common stock	222,387	—
Unvested restricted stock units	562,606	—
Convertible Notes due 2025	4,848,044	—
Warrants	76,142	—
Diluted (d)	59,917,648	53,016,511

Net income (loss) per share attributable to Envestnet, Inc common stock:
Basic (a/c)	$0.28	$(0.14)
Diluted (b/d)	$0.27	$(0.14)
Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended
	March 31,
	2021	2020
Options to purchase common stock	—	785,399
Unvested RSUs and PSUs	—	2,074,757
Warrants	—	470,000
Convertible Notes due 2023	5,050,505	5,050,505
Total anti-dilutive securities	5,050,505	8,380,661

14.Segment Information

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Envestnet Wealth Solutions	$34,197	$11,340
Envestnet Data & Analytics	1,289	(4,585)
Nonsegment operating expenses	(18,671)	(14,372)
Income (loss) from operations	16,815	(7,617)
Other expense, net	(7,468)	(1,537)
Consolidated income (loss) before income tax benefit	9,347	(9,154)
Income tax benefit	(5,588)	(1,964)
Consolidated net income (loss)	14,935	(7,190)
Add: Net (income) loss attributable to non-controlling interest	11	(146)
Consolidated net income (loss) attributable to Envestnet, Inc.	$14,946	$(7,336)

The information in the above table is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses may include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the three months ended March 31, 2021 and 2020.

See “Note 10—Revenues and Cost of Revenues” for detail of revenues by segment.

Segment assets did not materially change from December 31, 2020.

15.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	March 31,	December 31,
	2021	2020
	(in thousands)
United States	$152,458	$140,651
India	3,250	2,970
Other	657	849
Total long-lived assets, net	$156,365	$144,470

See “Note 10—Revenues and Cost of Revenues” for detail of revenues by geographic area.

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

On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee’s counterclaims. On September 15, 2020, the District Court denied FinancialApps’ motion on all counts except for the breach-of-contract claim which was dismissed on a pleading technicality without prejudice. On that count, the Court granted Yodlee leave to amend its counterclaim, cure the technical deficiency, and reassert its claim. Yodlee and Envestnet filed amended counterclaims on September 30, 2020. The amended counterclaims (1) cure that technical deficiency and reassert Yodlee’s contract counterclaim; and (2) broaden the defamation counterclaims arising out of various defamatory statements FinancialApps disseminated in the trade press after filing the lawsuit. On January 14, 2021, the Court ordered that (i) FinancialApps’s claims against Yodlee—as well as Yodlee’s counterclaims against FinancialApps—must be tried before the judge instead of a jury pursuant to a jury waiver provision in the parties’ agreement; and (ii) FinancialApps’s claims against Envestnet (and Envestnet’s counterclaim) must be heard by a jury. The Court has scheduled the Envestnet jury trial to take place before the Yodlee bench trial. Fact discovery closed on April 23, 2021, other than a few outstanding matters, and expert discovery is set to commence in earnest.

The Company believes FinancialApps’s allegations are without merit and will continue to defend the claims against it and litigate the counterclaims vigorously.

The Company and Yodlee were also named as defendants in a putative class action lawsuit filed on August 25, 2020, by Plaintiff Deborah Wesch in the United States District Court for the Northern District of California. On October 21, 2020, an amended class action complaint was filed by Plaintiff Wesch and nine additional named plaintiffs. The case caption is Deborah Wesch, et al., v. Yodlee, Inc., et al., Case No. 3:20-cv-05991-SK. Plaintiffs allege that Yodlee unlawfully collected their financial transaction data when plaintiffs linked their bank accounts to a mobile application that uses Yodlee’s API, and plaintiffs further allege that Yodlee unlawfully sold the transaction data to third parties. The complaint alleges violations of certain California statutes and common law, including the Unfair Competition Law, and federal statutes, including the Stored Communications Act. Plaintiffs are seeking monetary damages and equitable and injunctive relief on behalf of themselves and a putative nationwide class and California subclass of persons who provided their log-in credentials to a Yodlee-powered app in an allegedly similar manner from 2014 to the present. The Company believes that it is not properly named as a defendant in the lawsuit and it further believes, along with Yodlee, that plaintiffs’ claims are without merit. On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint. On February 16, 2021, the district court granted in part and denied in part Yodlee’s motion to dismiss the amended complaint and granted the plaintiffs leave to further amend. The court reserved ruling on the Company’s motion to dismiss and granted limited jurisdictional discovery to the plaintiffs. On March 15, 2021, Plaintiffs filed a second amended class action complaint re-alleging, among others, the claims the district court had dismissed. The second amended complaint did not allege any claims against the Company or Yodlee that were not

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
previously alleged in first amended complaint. On May 5, 2021, the Company filed a motion to dismiss all claims asserted against it in the second amended complaint, and Yodlee filed a motion to dismiss most claims asserted against it in the second amended complaint. The Company and Yodlee will continue to vigorously defend the claims against it.

The Company’s subsidiary, Envestnet Asset Management, Inc. (“EAM”), has been named as a defendant in two putative class action lawsuits filed on December 28, 2020 and March 4, 2021, respectively, in the United States District Court for the Northern District of Alabama. The case captions are Drake v. BBVA USA Bancshares, Inc. et al., No. 2:20-CV-02076-ACA (“Drake”) and Ferguson v. BBVA Compass Bancshares, Inc. et al, No. 2:19-CV-01135-MHH (“Ferguson”). The material allegations of both cases are identical. The plaintiff alleges that EAM, acting as investment advisor to BBVA USA Bancshares, Inc.’s Compass SmartInvestor 401(k) Plan (the “SmartInvestor Plan”), along with BBVA and others, breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the selection and maintenance of the SmartInvestor Plan’s investment options. The plaintiff seeks unspecified damages on behalf of a class of SmartInvestor Plan participants from July 17, 2013 through December 28, 2020. EAM has asked the court to dismiss the Drake lawsuit against it on grounds that it is not properly named as a defendant in the lawsuit and it further believes, along with BBVA, that the claims are without merit. The Ferguson case has been stayed by the court until the Drake court decides whether that case should continue, and if so, whether the two cases should be consolidated before one court. EAM will continue to vigorously defend the claims against it.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded an accrual for any claims as of March 31, 2021. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of March 31, 2021 and December 31, 2020, the Company estimated a sales and use tax liability of $5.4 million and $6.6 million, respectively, related to revenues in multiple jurisdictions. This amount is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

As of March 31, 2021 and December 31, 2020, the Company also estimated a sales and use tax receivable of $2.4 million and $2.1 million, respectively, related to the estimated recoverability of a portion of the liability from customers. This amount is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Additional future information obtained from the applicable jurisdictions may affect the Company's estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

17.Subsequent Events

Acquisition of Harvest

On April 8, 2021, pursuant to an agreement and plan of merger (the “Merger Agreement”), dated as of March 31, 2021, between, among others, Harvest Savings & Wealth Technologies (“Harvest”), a Delaware corporation, and Bounty Merger Sub, Inc, a wholly-owned subsidiary of the Company (“Merger Sub”), the Company completed the merger of Harvest with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Harvest Acquisition”) and a wholly owned direct subsidiary of Envestnet. Harvest will be integrated into the Envestnet Wealth Solutions segment.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Harvest provides automated goals-based saving tools and wealth solutions to banks, credit unions, trust companies, and other financial institutions. The acquisition optimizes Envestnet's API-based financial wellness ecosystem, and also helps strengthen the Company's foothold to enable embedded finance, which Envestnet sees as a key driver of the future of financial services.

In connection with the Harvest Acquisition, Envestnet paid approximately $33.6 million in estimated cash consideration, subject to certain post-closing adjustments. Envestnet funded the acquisition with cash on hand.

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

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in Part I, Item 1A.“Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as updated in Part II, Item 1A.“Risk Factors” of this Form 10-Q; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this quarterly report on Form 10-Q and the 2020 Form 10-K completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the consolidated financial statements and related notes included in our 2020 Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Overview

Envestnet, through its subsidiaries, is transforming the way financial advice and wellness are delivered. Our mission is to empower advisors and financial service providers with innovative technology, solutions and intelligence to make financial wellness a reality for everyone. Envestnet has been a leader in helping transform wealth management, working towards our goal of building a holistic financial wellness ecosystem to improve the financial lives of millions of consumers.

More than 5,200 companies, including 17 of the 20 largest U.S. banks, 47 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIAs”), and hundreds of internet services companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

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

We also operate five registered investment advisers (“RIAs”) registered with the U.S. Securities and Exchange Commission (“SEC”). We believe that our business model results in a high degree of recurring and predictable financial results.

Recent Developments

Uncertainties Related to COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak continues to cause major disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will continue to depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the overall financial effect of the pandemic at this time, as the pandemic continues, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. As of March 31, 2021, these condensed consolidated financial statements do not reflect any adjustments as a result of the pandemic.

Acquisition of Proprietary Technology

We previously owned approximately 29% of the outstanding units in a privately held company and accounted for it as an equity method investment. On March 11, 2021, we entered into an intellectual property purchase agreement with this privately held company to acquire all of the proprietary technology developed by the privately held company for approximately $35.5 million. Concurrent with the intellectual property purchase agreement, we also entered into a redemption agreement with the same privately held company to redeem its previously held equity interest in the privately held company for approximately $10.0 million. We accounted for these two arrangements as a single unit of account. As of the acquisition date, the net cost of the proprietary technology acquired, including capitalized transaction costs, was approximately $24.5 million, which will be amortized over a five-year period on a straight-line basis. The proprietary technology has been integrated into the Envestnet Wealth Solutions segment.

Acquisition of Harvest

On April 8, 2021, we acquired Harvest Savings & Wealth Technologies (“Harvest”), a Delaware corporation (the “Harvest Acquisition”). Harvest provides automated goals-based saving tools and wealth solutions to banks, credit unions, trust companies, and other financial institutions. Harvest will be integrated into the Envestnet Wealth Solutions segment. The acquisition optimizes our API-based financial wellness ecosystem and also helps strengthen our foothold to enable embedded finance, which we see as a key driver of the future of financial services.

In connection with the Harvest Acquisition, Envestnet paid approximately $33.6 million in estimated cash consideration, subject to certain post-closing adjustments. Envestnet funded the acquisition with cash on hand.

Organizational Realignment

In the fourth quarter of 2020, as part of an organizational realignment, we entered into separation agreements with several employees. In connection with this realignment, we recognized approximately $3.8 million of severance expense during the three months ended March 31, 2021. As of March 31, 2021, we have approximately $4.6 million in accrued compensation and related taxes associated with these separation agreements.

Accelerated Investment Plan

In February 2021, we announced that we would be accelerating our investment in our ecosystem, whereby we will be:

•Enhancing and streamlining our platforms to make it easier for our customers to work with us;
•Redefining the way data is used in an effort to create better intelligence, insight and guidance for advisors to better assist their clients;
•Improving the digital experience in a manner that we believe will empower advisors to offer their clients a platform to make impactful decisions in ways that they haven't experienced before; and
•Opening the platform for expansion to more solutions providers and developers.

These investments, which are expected to begin in the second quarter of 2021 and increase as the year progresses, will approximate $30 million of operating expenses in total in 2021.

Segments

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in Part I, Item 1, “Note 14—Segment Information” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Our business segments are as follows:

•Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions.

•Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet Wealth Solutions Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By March 31, 2021, Envestnet’s platform assets grew to more than $4.8 trillion in approximately 14 million accounts overseen by more than 106,000 advisors.

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
We offer these solutions principally through the following product and services suites:
•Envestnet | Enterprise provides an end-to-end open architecture wealth management platform through which advisors can construct portfolios for clients. It begins with aggregated household data, which then leads to the creation of a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to more than 21,000 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics and digital advice capabilities to customers.

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

•Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include more than 4,800 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as nearly 900 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2020	2020	2020	2020	2021
	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$185,065	$215,994	$228,905	$263,043	$286,039
Assets under Administration (“AUA”)	312,472	344,957	375,860	405,365	408,858
Total AUM/A	497,537	560,951	604,765	668,408	694,897
Subscription	2,875,394	3,247,400	3,498,353	3,892,814	4,132,917
Total Platform Assets	$3,372,931	$3,808,351	$4,103,118	$4,561,222	$4,827,814
Platform Accounts
AUM	970,896	1,007,386	1,018,817	1,073,122	1,138,183
AUA	1,254,856	1,252,247	1,318,730	1,276,975	1,192,668
Total AUM/A	2,225,752	2,259,633	2,337,547	2,350,097	2,330,851
Subscription	10,090,172	10,003,156	10,639,399	11,079,048	11,453,434
Total Platform Accounts	12,315,924	12,262,789	12,976,946	13,429,145	13,784,285
Advisors
AUM/A	40,971	41,206	41,450	41,206	41,177
Subscription	62,077	62,404	63,862	65,104	65,724
Total Advisors	103,048	103,610	105,312	106,310	106,901

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended March 31, 2021
	As of	Gross		Net	Market	Reclass to	As of
	12/31/2020	Sales	Redemptions	Flows	Impact	Subscription	3/31/2021
	(in millions, except account data)
AUM	$263,043	$28,324	$(13,351)	$14,973	$8,023	$—	$286,039
AUA	405,365	30,639	(23,033)	7,606	9,216	(13,329)	408,858
Total AUM/A	$668,408	$58,963	$(36,384)	$22,579	$17,239	$(13,329)	$694,897
Fee-Based Accounts	2,350,097			88,734		(107,980)	2,330,851

The above AUM/A gross sales figures include $8.3 billion in new client conversions. We onboarded an additional $34.5 billion in subscription conversions during the three months ended March 31, 2021 bringing total conversions for the three months ended March 31, 2021 to $42.8 billion.

Asset and account figures in the “Reclass to Subscription” columns for the three months ended March 31, 2021 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts. Periodically clients choose to change the way they pay for our solution, whereby they switch from an asset-based pricing model to a subscription-based model, which has increased our subscription-based metrics.
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
Over 1,400 financial institutions, financial technology innovators and financial advisory firms, including 15 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for approximately 35 million paid subscribers.

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

Operational Highlights

Asset-based recurring revenues increased 18% from $134.8 million in the three months ended March 31, 2020 to $159.4 million in the three months ended March 31, 2021. Subscription-based recurring revenues increased 5% from $104.6 million in the three months ended March 31, 2020 to $109.8 million in the three months ended March 31, 2021. Total revenues, which include professional services and other revenues, increased 12% from $246.5 million in the three months ended March 31, 2020 to $275.1 million in the three months ended March 31, 2021.

The Envestnet Wealth Solutions segment's total revenues increased by $28.0 million primarily due to an increase in asset-based revenues of $24.6 million and an increase in subscription-based revenues of $3.7 million. The Envestnet Data & Analytics segment's total revenues increased by $0.6 million primarily due to an increase in subscription-based revenues of $1.6 million, partially offset by a decrease in professional services and other revenues of $1.0 million.

Net income attributable to Envestnet, Inc. for the three months ended March 31, 2021 was $14.9 million, or $0.27 per diluted share, compared to net loss attributable to Envestnet, Inc. of $7.3 million, or $0.14 per diluted share, for the three months ended March 31, 2020.

Adjusted revenues for the three months ended March 31, 2021 were $275.2 million, compared to adjusted revenues of $247.0 million in the prior year period. Adjusted EBITDA for the three months ended March 31, 2021 was $68.3 million, compared to adjusted EBITDA of $54.6 million in the prior year period. Adjusted net income for the three months ended March 31, 2021 was $41.9 million, or $0.64 per diluted share, compared to adjusted net income of $31.2 million, or $0.57 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of our non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended
	March 31,		Percent
	2021	2020	Change
	(in thousands)
Revenues:
Asset-based	$159,375	$134,811	18%
Subscription-based	109,829	104,551	5%
Total recurring revenues	269,204	239,362	12%
Professional services and other revenues	5,901	7,177	(18)%
Total revenues	275,105	246,539	12%
Operating expenses:
Cost of revenues	92,869	74,933	24%
Compensation and benefits	100,714	110,430	(9)%
General and administration	36,315	41,110	(12)%
Depreciation and amortization	28,392	27,683	3%
Total operating expenses	258,290	254,156	2%
Income (loss) from operations	16,815	(7,617)	*
Other expense, net	(7,468)	(1,537)	*
Income (loss) before income tax benefit	9,347	(9,154)	*
Income tax benefit	(5,588)	(1,964)	185%
Net income (loss)	14,935	(7,190)	*
Add: Net (income) loss attributable to non-controlling interest	11	(146)	(108)%
Net income (loss) attributable to Envestnet, Inc.	$14,946	$(7,336)	*
*Not meaningful.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Asset-based recurring revenues

Asset-based recurring revenues increased 18% from $134.8 million in the three months ended March 31, 2020 to $159.4 million in the three months ended March 31, 2021. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, the impact of new account growth and positive net flows of AUM/A in the first three months of 2021.

The number of financial advisors with asset-based recurring revenue on our technology platforms remained consistent at approximately 41,000 as of March 31, 2020 and 2021, and the number of AUM/A client accounts increased from approximately 2.2 million as of March 31, 2020 to approximately 2.3 million as of March 31, 2021.

Asset-based recurring revenues increased from 55% of total revenue in the three months ended March 31, 2020 to 58% of total revenue in the three months ended March 31, 2020, primarily due to revenue growth from key institutional clients.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 5% from $104.6 million in the three months ended March 31, 2020 to $109.8 million in the three months ended March 31, 2021. This increase was primarily due to the combination of an increase of $3.7 million in the Envestnet Wealth Solutions segment, primarily due to new and existing customer growth along with additional revenue from existing customers switching from an asset-based pricing model to a subscription-based pricing model, and an increase of $1.6 million in the Envestnet Data & Analytics segment, primarily due to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues decreased 18% from $7.2 million in the three months ended March 31, 2020 to $5.9 million in the three months ended March 31, 2021. The decrease was due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 24% from $74.9 million in the three months ended March 31, 2020 to $92.9 million in the three months ended March 31, 2021. The increase was primarily due to an increase in asset-based cost of revenues of $17.6 million, directly correlated with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues increased from 30% in the three months ended March 31, 2020 to 34% in three months ended March 31, 2021, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits decreased 9% from $110.4 million in the three months ended March 31, 2020 to $100.7 million in the three months ended March 31, 2021. The decrease was primarily due to decreases in severance expense of $9.1 million, salaries, benefits and related payroll taxes of $2.1 million, non-cash compensation expense of $1.9 million and miscellaneous employee expenses of $1.6 million, partially offset by an increase in incentive compensation of $5.1 million. The decrease in severance expense is primarily related to charges incurred in connection with the Early Retirement Program during the three months ended March 31, 2020. As a percentage of total revenues, compensation and benefits decreased from 45% in the three months ended March 31, 2020 to 37% in the three months ended March 31, 2021, due to a combination of lower severance expenses and increased capitalized labor costs related to internally developed software projects.

General and administration

General and administration expenses decreased 12% from $41.1 million in the three months ended March 31, 2020 to $36.3 million in the three months ended March 31, 2021. The decrease was primarily due to decreases in travel and entertainment expense of $3.8 million, miscellaneous general and administration expense of $2.6 million and bad debt expense of $0.7 million. These decreases were partially offset by increases in systems development costs of $2.5 million and professional and legal fees of $1.3 million. As a percentage of total revenues, general and administration expenses decreased from 17% in the three months ended March 31, 2020 to 13% in the three months ended March 31, 2021 primarily due to decreased travel and entertainment expense as a result of actions taken by us as a result of COVID-19.

Depreciation and amortization

Depreciation and amortization expense increased 3% from $27.7 million in the three months ended March 31, 2020 to $28.4 million in the three months ended March 31, 2021. The increase was primarily due to an increase in internally developed software amortization expense of $2.7 million, partially offset by a decrease in intangible asset amortization expense of $2.3 million. As a percentage of total revenues, depreciation and amortization expense decreased from 11% in the three months ended March 31, 2020 to 10% in the three months ended March 31, 2021.

Other expense, net

Other expense, net increased from $1.5 million in the three months ended March 31, 2020 to $7.5 million in the three months ended March 31, 2021. During the three months ended March 31, 2020, we recorded a one-time gain of $4.2 million related to the remeasurement of a previously held interest in an equity method investee that we acquired the remaining outstanding equity for and a one-time gain of $2.5 million related to a fair value adjustment upon the settlement of a former Chief Executive Officer's stock options. These gains offset our expenses within this line item. In addition, losses from equity method investees increased $1.3 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2021. This increase in other expenses was partially offset by reduced interest expense of $1.5 million primarily due to the adoption of ASU 2020-06 on January 1, 2021.

Income tax provision (benefit)

	Three Months Ended
	March 31,
	2021	2020
Income (loss) before income tax benefit	$9,347	$(9,154)
Income tax benefit	(5,588)	(1,964)
Effective tax rate	(59.8)%	21.5%

For the three months ended March 31, 2021, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance we had placed on a portion of U.S. deferred tax assets, permanent book-tax differences, and the impact of state and local taxes offset by the federal and state R&D credits.

For the three months ended March 31, 2020, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance we had placed on a portion of US deferred tax assets offset by the windfall from stock-based compensation and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) net operating loss ("NOL") carryback.

Segment Results

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 14—Segment Information” to the condensed consolidated financial statements.

The following table reconciles income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2021	2020
Envestnet Wealth Solutions	$34,197	$11,340
Envestnet Data & Analytics	1,289	(4,585)
Nonsegment operating expenses	(18,671)	(14,372)
Income (loss) from operations	16,815	(7,617)
Other expense, net	(7,468)	(1,537)
Consolidated income (loss) before income tax benefit	9,347	(9,154)
Income tax benefit	(5,588)	(1,964)
Consolidated net income (loss)	14,935	(7,190)
Add: Net (income) loss attributable to non-controlling interest	11	(146)
Consolidated net income (loss) attributable to Envestnet, Inc.	$14,946	$(7,336)

 Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Three Months Ended
	March 31,		Percent
	2021	2020	Change
	(in thousands)
Revenues:
Asset-based	$159,375	$134,811	18%
Subscription-based	64,012	60,323	6%
Total recurring revenues	223,387	195,134	14%
Professional services and other revenues	3,023	3,286	(8)%
Total revenues	226,410	198,420	14%
Operating expenses:
Cost of revenues	87,432	69,792	25%
Compensation and benefits	62,854	72,588	(13)%
General and administration	20,699	25,280	(18)%
Depreciation and amortization	21,228	19,420	9%
Total operating expenses	192,213	187,080	3%
Income from operations	$34,197	$11,340	*
*Not meaningful.

Three months ended March 31, 2021 compared to three months ended March 31, 2020 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 18% from $134.8 million in the three months ended March 31, 2020 to $159.4 million in the three months ended March 31, 2021. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to the impact of new account growth and positive net flows of AUM/A in the first three months of 2021.

The number of financial advisors with asset-based recurring revenue on our technology platforms remained consistent at approximately 41,000 as of March 31, 2020 and 2021, and the number of AUM/A client accounts increased from approximately 2.2 million as of March 31, 2020 to approximately 2.3 million as of March 31, 2021.

As a percentage of total revenues, asset-based recurring revenue increased from 68% of total revenue in the three months ended March 31, 2020 to 70% of total revenue in the three months ended March 31, 2021.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 6% from $60.3 million in the three months ended March 31, 2020 to $64.0 million in the three months ended March 31, 2021, primarily due to continued new and existing customer growth along with additional revenue from existing customers switching from an asset-based pricing model to a subscription-based pricing model.

Professional services and other revenues

Professional services and other revenues decreased 8% from $3.3 million in the three months ended March 31, 2020 to $3.0 million in the three months ended March 31, 2021. The decrease was primarily due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 25% from $69.8 million in the three months ended March 31, 2020 to $87.4 million in the three months ended March 31, 2021. The increase was primarily due to an increase in asset-based cost of revenues of $17.6 million, directly correlated with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues increased from 35% in the three months ended March 31, 2020 to 39% in the three months ended March 31, 2021, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits decreased 13% from $72.6 million in the three months ended March 31, 2020 to $62.9 million in the three months ended March 31, 2021. The decrease is primarily due to decreases in severance expense of $7.9 million, non-cash compensation of $1.9 million, salaries, benefits and related payroll taxes of $1.8 million and miscellaneous employee expenses of $0.6 million. These decreases are partially offset by an increase in incentive compensation of $2.5 million. The decrease in severance expense is primarily related to charges in connection with the Early Retirement Program during the three months ended March 31, 2020. As a percentage of total revenues, compensation and benefits decreased from 37% in the three months ended March 31, 2020 to 28% in the three months ended March 31, 2021, primarily due to lower severance expenses.

General and administration

General and administration expenses decreased 18% from $25.3 million in the three months ended March 31, 2020 to $20.7 million in the three months ended March 31, 2021. The decrease was primarily due to decreases in travel and entertainment expenses of $2.7 million, miscellaneous general and administration expenses of $2.6 million, restructuring charges and transaction costs of $0.7 million, marketing expense of $0.6 million, bad debt expense of $0.5 million and communications, research and data services of $0.5 million. These decreases were partially offset by increases in systems development costs of $1.7 million, professional and legal fees of $1.1 million and occupancy costs of $0.6 million. As a percentage of total revenues, general and administration expenses decreased from 13% in the three months ended March 31, 2020 to 9% in the three months ended March 31, 2021, primarily due to decreased travel and entertainment expenses and other reduced miscellaneous general & administration expenses resulting from actions taken by us as a result of COVID-19.

Depreciation and amortization

Depreciation and amortization expense increased 9% from $19.4 million in the three months ended March 31, 2020 to $21.2 million in the three months ended March 31, 2021. The increase was primarily due to an increase in internally developed software amortization expense of $2.0 million, partially offset by a decrease in intangible asset amortization. As a percentage of revenues, depreciation and amortization expense increased from 10% in the three months ended March 31, 2020 to 9% in the three months ended March 31, 2021.

Envestnet Data & Analytics

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Three Months Ended
	March 31,		Percent
	2021	2020	Change
	(in thousands)
Revenues:
Subscription-based	$45,817	$44,228	4%
Professional services and other revenues	2,878	3,891	(26)%
Total revenues	48,695	48,119	1%
Operating expenses:
Cost of revenues	5,437	5,141	6%
Compensation and benefits	26,289	30,113	(13)%
General and administration	8,516	9,187	(7)%
Depreciation and amortization	7,164	8,263	(13)%
Total operating expenses	47,406	52,704	(10)%
Loss from operations	$1,289	$(4,585)	(128)%

Three months ended March 31, 2021 compared to three months ended March 31, 2020 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 4% from $44.2 million in the three months ended March 31, 2020 to $45.8 million in the three months ended March 31, 2021, primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 26% from $3.9 million in the three months ended March 31, 2020 to $2.9 million in the three months ended March 31, 2021 primarily due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 6% from $5.1 million in the three months ended March 31, 2020 to $5.4 million in the three months ended March 31, 2021. As a percentage of total revenues, cost of revenues remained consistent at 11% in the three months ended March 31, 2020 compared to the three months ended March 31, 2021.

Compensation and benefits

Compensation and benefits decreased 13% from $30.1 million in the three months ended March 31, 2020 to $26.3 million in the three months ended March 31, 2021, primarily due to decreases in salaries, benefits, and related payroll taxes of $2.5 million, non-cash compensation expense of $1.4 million and miscellaneous employee expenses of $1.0 million. These decreases were partially offset by an increase in incentive compensation of $1.1 million. As a percentage of total revenues, compensation and benefits decreased from 63% in the three months ended March 31, 2020 to 54% in the three months ended March 31, 2021. The decrease in compensation and benefits as a percentage of total revenues is primarily driven by increased capitalized labor related costs related to internally developed software for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

General and administration

General and administration expenses decreased 7% from $9.2 million in the three months ended March 31, 2020 to $8.5 million in the three months ended March 31, 2021, primarily due to decreases in travel and entertainment expense of $1.0 million and occupancy costs of $0.8 million, partially offset by increases in restructuring charges and transaction costs of $0.9 million and systems development costs of $0.6 million. As a percentage of total revenues, general and administration expenses decreased from 19% in the three months ended March 31, 2020 to 17% in the three months ended March 31, 2021.

Depreciation and amortization

Depreciation and amortization expense decreased 13% from $8.3 million in the three months ended March 31, 2020 to $7.2 million in the three months ended March 31, 2021. The decrease is primarily due to a decrease in intangible asset amortization expense of $1.9 million, partially offset by an increase in internally developed software amortization expense of $0.6 million. As a percentage of total revenues, depreciation and amortization expense decreased from 17% in the three months ended March 31, 2020 to 15% in the three months ended March 31, 2021.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended
	March 31,		Percent
	2021	2020	Change
	(in thousands)
Operating expenses:
Compensation and benefits	$11,571	$7,729	50%
General and administration	7,100	6,643	7%
Nonsegment operating expenses	$18,671	$14,372	30%

Three months ended March 31, 2021 compared to three months ended March 31, 2020 for Nonsegment

Compensation and benefits

Compensation and benefits increased 50% from $7.7 million in the three months ended March 31, 2020 to $11.6 million in the three months ended March 31, 2021, primarily due to increases in salaries, benefits and related payroll taxes of $2.1 million, incentive compensation of $1.4 million and non-cash compensation expense of $1.4 million, partially offset by a decrease in severance expense of $1.2 million.

General and administration

General and administration expenses increased 7% from $6.6 million in the three months ended March 31, 2020 to $7.1 million in the three months ended March 31, 2021, primarily due to a collection of immaterial increases.

Non-GAAP Financial Measures

In addition to reporting results according to U.S. generally accepted accounting principles (“GAAP”), we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per share.”

“Adjusted revenues” excludes the effect of purchase accounting on the fair value of acquired deferred revenue. Under GAAP, we record at fair value the acquired deferred revenue for contracts in effect at the time the entities were acquired. Consequently, revenue related to acquired entities for periods subsequent to the acquisition does not reflect the full amount of revenue that would have been recorded by these entities had they remained stand-alone entities. Adjusted revenues has limitations as a financial measure, should be considered as supplemental in nature and is not meant as a substitute for revenue prepared in accordance with GAAP.

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

“Adjusted net income” represents net income before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non-cash interest expense, cash interest on our convertible notes (subsequent to the adoption of ASU 2020-06 on January 1, 2021), non-cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration liability, amortization of acquired intangibles, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, gain on acquisition of equity method investment, loss allocation from equity method investments and (income) loss attributable to non-controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

“Adjusted net income per share” represents adjusted net income attributable to common stockholders divided by the diluted number of weighted-average shares outstanding. Beginning January 1, 2021, the dilutive effect of our Convertible Notes are calculated using the if-converted method in accordance with the adoption of ASU 2020-06 (See Part I, “Note 2—Basis of Presentation”). As a result, 9.9 million potential shares to be issued in connection with our Convertible Notes are considered to be dilutive for purposes of the adjusted net income per share calculation beginning January 1, 2021.

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

•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we made net tax payments of $1,879 and $814 for the three months ended March 31, 2021 and 2020, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Total revenues	$275,105	$246,539
Deferred revenue fair value adjustment	80	439
Adjusted revenues	$275,185	$246,978

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net income (loss)	$14,935	$(7,190)
Add (deduct):
Deferred revenue fair value adjustment	80	439
Interest income	(170)	(391)
Interest expense	4,215	7,134
Accretion on contingent consideration and purchase liability	388	599
Income tax benefit	(5,588)	(1,964)
Depreciation and amortization	28,392	27,683
Non-cash compensation expense	14,137	13,470
Restructuring charges and transaction costs	2,784	2,820
Severance	4,914	13,982
Fair market value adjustment on contingent consideration liability	(140)	—
Litigation and regulatory related expenses	1,709	703
Foreign currency	151	(494)
Non-income tax expense adjustment	(566)	188
Gain on acquisition of equity method investment	—	(4,230)
Loss allocation from equity method investments	3,288	2,030
Income attributable to non-controlling interest	(265)	(201)
Adjusted EBITDA	$68,264	$54,578

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands, except share and per share information)
Net income (loss)	$14,935	$(7,190)
Income tax benefit (1)	(5,588)	(1,964)
Income (loss) before income tax benefit	9,347	(9,154)
Add (deduct):
Deferred revenue fair value adjustment	80	439
Accretion on contingent consideration and purchase liability	388	599
Non-cash interest expense	1,423	2,962
Cash interest - Convertible Notes (2)	2,480	—
Non-cash compensation expense	14,137	13,470
Restructuring charges and transaction costs	2,784	2,820
Severance	4,914	13,982
Fair market value adjustment on contingent consideration liability	(140)	—
Amortization of acquired intangibles	16,478	18,758
Litigation and regulatory related expenses	1,709	703
Foreign currency	151	(494)
Non-income tax expense adjustment	(566)	188
Gain on acquisition of equity method investment	—	(4,230)
Loss allocation from equity method investments	3,288	2,030
Income attributable to non-controlling interest	(265)	(201)
Adjusted net income before income tax effect	56,208	41,872
Income tax effect (3)	(14,333)	(10,670)
Adjusted net income	$41,875	$31,202

Basic number of weighted-average shares outstanding	54,208,469	53,016,511
Effect of dilutive shares:
Options to purchase common stock	222,387	664,796
Unvested restricted stock units	562,612	600,567
Convertible notes	9,898,549	235,182
Warrants	76,142	42,551
Diluted number of weighted-average shares outstanding	64,968,159	54,559,607
Adjusted net income per share - diluted	$0.64	$0.57

(1)For the three months ended March 31, 2021 and 2020, the effective tax rate computed in accordance with GAAP equaled (59.8)% and 21.5%, respectively.
(2)Cash interest on the Company's convertible notes included in 2021 only as a result of the adoption of ASU 2020-06 on January 1, 2021 (See Part I, “Note 2—Basis of Presentation”).
(3)An estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for both the three months ended March 31, 2021 and 2020.

Note on Income Taxes: As of December 31, 2020, we had NOL carryforwards of approximately $242.0 million and $211.0 million for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$226,410	$48,695	$—	$275,105
Deferred revenue fair value adjustment	80	—	—	80
Adjusted revenues	$226,490	$48,695	$—	$275,185

Income (loss) from operations	$34,197	$1,289	$(18,671)	$16,815
Add:
Deferred revenue fair value adjustment	80	—	—	80
Accretion on contingent consideration and purchase liability	342	46	—	388
Depreciation and amortization	21,228	7,164	—	28,392
Non-cash compensation expense	7,829	2,841	3,467	14,137
Restructuring charges and transaction costs	1,365	147	1,272	2,784
Non-income tax expense adjustment	(535)	(31)	—	(566)
Severance	3,087	1,720	107	4,914
Fair market value adjustment on contingent consideration liability	—	(140)	—	(140)
Litigation and regulatory related expenses	—	1,709	—	1,709
Income attributable to non-controlling interest	(265)	—	—	(265)
Other	16	—	—	16
Adjusted EBITDA	$67,344	$14,745	$(13,825)	$68,264

	Three Months Ended March 31, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$198,420	$48,119	$—	$246,539
Deferred revenue fair value adjustment	439	—	—	439
Adjusted revenues	$198,859	$48,119	$—	$246,978

Income (loss) from operations	$11,340	$(4,585)	$(14,372)	$(7,617)
Add:
Deferred revenue fair value adjustment	439	—	—	439
Accretion on contingent consideration and purchase liability	373	226	—	599
Depreciation and amortization	19,420	8,263	—	27,683
Non-cash compensation expense	9,697	4,226	2,071	15,994
Restructuring charges and transaction costs	1,189	185	1,446	2,820
Non-income tax expense adjustment	250	(62)	—	188
Severance	11,002	1,660	1,320	13,982
Litigation and regulatory related expenses	—	703	—	703
Income attributable to non-controlling interest	(201)	—	—	(201)
Other	(12)	—	—	(12)
Adjusted EBITDA	$53,497	$10,616	$(9,535)	$54,578

Liquidity and Capital Resources

As of March 31, 2021, we had total cash and cash equivalents of $372.0 million compared to $$384.6 million as of December 31, 2020. We plan to use existing cash as of March 31, 2021, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities. As of March 31, 2021, we had $500.0 million available to borrow under our revolving credit facility, subject to covenant compliance.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$49,809	$8,988
Net cash used in investing activities	(50,175)	(45,689)
Net cash (used in) provided by financing activities	(12,170)	24,211
Effect of exchange rate on changes on cash	(52)	(1,496)
Net decrease in cash, cash equivalents and restricted cash	(12,588)	(13,986)
Cash, cash equivalents and restricted cash, end of period	372,126	68,769

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $49.8 million compared to net cash provided by operating activities of $9.0 million for the same period in 2020. The increase was primarily due to:

•An increase in pre-tax income period over period of $18.5 million;
•The recognition of a one-time $4.2 million gain in 2020 related to the revaluation of the company's interest in a privately-held company; and
•An increase in the change in operating assets and liabilities of $19.7 million which is primarily timing related.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $50.2 million compared to net cash used in investing activities of $45.7 million for the same period in 2020. Contributing to the increase were an increase in net cash disbursements of $25.5 million for proprietary technology and the related redemption of our equity interest in a privately held company, $4.9 million of increased purchases of property and equipment and an additional $3.5 million of internally developed software costs capitalized in 2021 as compared to the same period in 2020. These increases were partially offset by $29.4 million of decreased investments related to acquisitions and investments in privately held companies.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 was $12.2 million compared to net cash provided by financing activities of $24.2 million for the same period in 2020. On a year over year basis, our revolver activity resulted in an additional $30.0 million of net cash outflows. Lower proceeds from stock option exercises of $2.9 million and share repurchases of $1.7 million in the current year period also contributed to this decrease.

Commitments and Off-Balance Sheet Arrangements

Purchase Obligations and Indemnifications

See “Part I, Item 1, Note 16—Commitments and Contingencies, Purchase Obligations and Indemnifications” for purchase obligations and indemnifications details.

Legal Proceedings

See “Part I, Item 1, Note 16—Commitments and Contingencies, Legal Proceedings” for legal proceedings details.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements in our 2020 Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2020 Form 10-K include, but are not limited to, the discussion of estimates used for recognition of revenues, the determination of the period of benefit for deferred sales incentive commissions, purchase accounting, impairment of goodwill and acquired intangible assets and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk, foreign currency risk or interest rate risk discussed in Part II, Item 7A of our 2020 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Note 16—Commitments and Contingencies - Legal Proceedings is incorporated herein by reference.

Item 1A. Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K when making investment decisions regarding our securities. The risk factors that were disclosed in our 2020 Form 10-K have not materially changed since the date our 2020 Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

On February 25, 2016, we announced that our Board had authorized a share repurchase program under which we may repurchase up to 2,000,000 shares of our common stock. The following purchases of equity securities were made under the share repurchase program in the three months ended March 31, 2021:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2021 through January 31, 2021	—	$—	—	1,956,390
February 1, 2021 through February 28, 2021	—	—	—	1,956,390
March 1, 2021 through March 31, 2021	24,227	68.99	24,227	1,932,163
(1) Excludes fees, commissions and other costs

The timing and volume of share repurchases will be determined by our management based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

See the exhibit index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Grant Award Agreement for Non-Employee Directors under the Envestnet, Inc. 2010 Long-Term Incentive Plan, filed herewith.**
10.2	Form of Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards granted in 2021), filed herewith.**
10.3	Form of Performance-Based Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards granted in 2021), filed herewith.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________________

* The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (iii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2021 and 2020; (vi) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

** Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2021.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer