Form 10-Q
period 2021-06-30
ENVESTNET, INC.
filed 2021-08-06
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of July 30, 2021, Envestnet, Inc. had 54,515,307 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$369,524	$384,565
Fees receivable, net	81,037	80,064
Prepaid expenses and other current assets	40,619	40,570
Total current assets	491,180	505,199

Property and equipment, net	50,008	47,969
Internally developed software, net	114,770	96,501
Intangible assets, net	435,023	435,041
Goodwill	928,493	906,773
Operating lease right-of-use assets, net	93,298	105,249
Other non-current assets	57,924	47,558
Total assets	$2,170,696	$2,144,290

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$174,957	$158,548
Accounts payable	20,423	18,003
Operating lease liabilities	12,477	13,649
Contingent consideration	1,312	11,251
Deferred revenue	38,645	34,918
Total current liabilities	247,814	236,369

Long-term debt	846,411	756,503
Non-current operating lease liabilities	107,045	112,182
Deferred tax liabilities, net	33,576	34,740
Other non-current liabilities	18,384	28,678
Total liabilities	1,253,230	1,168,472

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 68,459,262 and 67,832,706 shares issued as of June 30, 2021 and December 31, 2020, respectively; 54,495,863 and 54,093,535 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	342	339
Additional paid-in capital	1,089,263	1,166,774
Accumulated deficit	(44,619)	(79,912)
Treasury stock at cost, 13,963,399 and 13,739,171 shares as of June 30, 2021 and December 31, 2020, respectively	(125,583)	(110,466)
Accumulated other comprehensive loss	(2,286)	(398)
Total stockholders’ equity	917,117	976,337
Non-controlling interest	349	(519)
Total equity	917,466	975,818
Total liabilities and equity	$2,170,696	$2,144,290
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Asset-based	$170,075	$122,246	$329,450	$257,057
Subscription-based	112,504	104,979	222,333	209,530
Total recurring revenues	282,579	227,225	551,783	466,587
Professional services and other revenues	6,159	8,088	12,060	15,265
Total revenues	288,738	235,313	563,843	481,852

Operating expenses:
Cost of revenues	100,494	68,849	193,363	143,782
Compensation and benefits	105,548	95,565	206,262	205,995
General and administration	41,755	38,448	78,070	79,558
Depreciation and amortization	30,010	28,443	58,402	56,126
Total operating expenses	277,807	231,305	536,097	485,461

Income (loss) from operations	10,931	4,008	27,746	(3,609)
Other expense, net	(3,784)	(8,173)	(11,252)	(9,710)
Income (loss) before income tax provision (benefit)	7,147	(4,165)	16,494	(13,319)

Income tax provision (benefit)	15,516	1,306	9,928	(658)

Net income (loss)	(8,369)	(5,471)	6,566	(12,661)
Add: Net loss attributable to non-controlling interest	88	547	99	401
Net income (loss) attributable to Envestnet, Inc.	$(8,281)	$(4,924)	$6,665	$(12,260)

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.15)	$(0.09)	$0.12	$(0.23)
Diluted	$(0.15)	$(0.09)	$0.12	$(0.23)

Weighted average common shares outstanding:
Basic	54,440,388	53,562,850	54,325,353	53,288,741
Diluted	54,440,388	53,562,850	55,136,946	53,288,741

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Envestnet, Inc.	$(8,281)	$(4,924)	$6,665	$(12,260)
Foreign currency translation gains (losses), net of taxes	(1,264)	1,575	(1,888)	(1,449)
Comprehensive income (loss) attributable to Envestnet, Inc.	$(9,545)	$(3,349)	$4,777	$(13,709)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2020	67,832,706	$339	(13,739,171)	$(110,466)	$1,166,774	$(398)	$(79,912)	$(519)	$975,818
Adoption of ASU 2020-06, net of taxes of $7,641 (See Note 2)	—	—	—	—	(108,470)	—	28,628	—	(79,842)
Exercise of stock options	27,043	—	—	—	522	—	—	—	522
Issuance of common stock - vesting of restricted stock units	455,349	2	—	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	14,013	—	—	—	14,013
Shares withheld to satisfy tax withholdings	—	—	(147,041)	(9,541)	—	—	—	—	(9,541)
Share repurchase	—	—	(24,227)	(1,672)	—	—	—	—	(1,672)
Foreign currency translation loss, net of taxes	—	—	—	—	—	(624)	—	—	(624)
Other	—	—	—	—	—	—	—	118	118
Net income (loss)	—	—	—	—	—	—	14,946	(11)	14,935
Balance, March 31, 2021	68,315,098	$341	(13,910,439)	$(121,679)	$1,072,839	$(1,022)	$(36,338)	$(412)	$913,729
Exercise of stock options	4,082	—	—	—	51	—	—	—	51
Issuance of common stock - vesting of restricted stock units	140,082	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	17,161	—	—	—	17,161
Shares withheld to satisfy tax withholdings	—	—	(46,699)	(3,479)	—	—	—	—	(3,479)
Share repurchase	—	—	(6,261)	(425)	—	—	—	—	(425)
Capital contribution - non-controlling interest	—	—	—	—	(788)	—	—	811	23
Foreign currency translation loss, net of taxes	—	—	—	—	—	(1,264)	—	—	(1,264)
Other	—	—	—	—	—	—	—	38	38
Net loss	—	—	—	—	—	—	(8,281)	(88)	(8,369)
Balance, June 30, 2021	68,459,262	$342	(13,963,399)	$(125,583)	$1,089,263	$(2,286)	$(44,619)	$349	$917,466

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2019	66,320,706	$331	(13,479,000)	$(90,965)	$1,037,141	$(1,749)	$(75,664)	$(1,518)	$867,576
Adoption of ASC 326, net of taxes	—	—	—	—	—	—	(1,141)	—	(1,141)
Exercise of stock options	357,974	2	—	—	3,406	—	—	—	3,408
Issuance of common stock - vesting of restricted stock units	398,881	2	—	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	13,765	—	—	—	13,765
Shares withheld to satisfy tax withholdings	—	—	(130,164)	(9,199)	—	—	—	—	(9,199)
Foreign currency translation loss, net of taxes	—	—	—	—	—	(3,024)	—	—	(3,024)
Net income (loss)	—	—	—	—	—	—	(7,336)	146	(7,190)
Balance, March 31, 2020	67,077,561	$335	(13,609,164)	$(100,164)	$1,054,312	$(4,773)	$(84,141)	$(1,372)	$864,197
Exercise of stock options	184,475	1	—	—	3,274	—	—	—	3,275
Issuance of common stock - vesting of restricted stock units	134,207	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	13,006	—	—	—	13,006
Shares withheld to satisfy tax withholdings	—	—	(43,697)	(3,617)	—	—	—	—	(3,617)
Transfer of non-controlling units	—	—	—	—	910	—	—	(139)	771
Foreign currency translation gain (loss)	—	—	—	—	—	1,575	—	—	1,575
Net loss	—	—	—	—	—	—	(4,924)	(547)	(5,471)
Balance, June 30, 2020	67,396,243	$337	(13,652,861)	$(103,781)	$1,071,502	$(3,198)	$(89,065)	$(2,058)	$873,737

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$6,566	$(12,661)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,402	56,126
Provision for doubtful accounts	455	1,515
Deferred income taxes	8,137	(1,598)
Non-cash compensation expense	31,422	29,869
Non-cash interest expense	2,906	5,907
Accretion on contingent consideration and purchase liability	575	910
Payments of contingent consideration	(2,360)	—
Fair market value adjustment to contingent consideration liability	(140)	(1,982)
Fair market value adjustment to investment in private company	(758)	—
Gain on acquisition of equity method investment	—	(4,230)
Loss allocation from equity method investments	4,045	3,286
Impairment of right of use assets	1,110	1,426
Other	282	556
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	(1,334)	(8,560)
Prepaid expenses and other current assets	(155)	(7,756)
Other non-current assets	3,665	(353)
Accrued expenses and other liabilities	527	(4,484)
Accounts payable	2,333	(2,130)
Deferred revenue	2,789	7,236
Other non-current liabilities	692	1,946
Net cash provided by operating activities	119,159	65,023

INVESTING ACTIVITIES:
Purchases of property and equipment	(11,357)	(4,329)
Capitalization of internally developed software	(31,802)	(25,703)
Investments in private companies	(4,549)	(12,625)
Acquisition of proprietary technology	(25,517)	—
Acquisitions of businesses, net of cash acquired	(33,143)	(20,257)
Advance for technology solutions	(3,000)	—
Net cash used in investing activities	(109,368)	(62,914)

-continued-

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2021	2020
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	—	45,000
Payments on revolving credit facility	—	(30,000)
Capital contributions - non-controlling shareholders	23	—
Payments of contingent consideration	(9,200)	—
Proceeds from exercise of stock options	573	6,683
Taxes paid in lieu of shares issued for stock-based compensation	(13,020)	(12,816)
Share repurchases	(2,097)	—
Other	(587)	3
Net cash (used in) provided by financing activities	(24,308)	8,870

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(524)	(1,342)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15,041)	9,637

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	384,714	82,755

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$369,673	$92,392

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$3,077	$2,136
Supplemental disclosure of cash flow information - cash paid during the period for interest	5,533	7,861
Supplemental disclosure of non-cash operating, investing and financing activities:
Contingent consideration issued in acquisition of businesses	—	5,239
Purchase liabilities included in accrued expenses and other liabilities	—	632
Purchase liabilities included in other non-current liabilities	3,300	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	832	1,139
Membership interest liabilities included in other non-current liabilities	248	3,098
Leasehold improvements funded by lease incentive	164	1,710
Assets obtained in exchange for lease liabilities	999	—
Transfer of non-controlling units	—	771

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

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2020 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2021 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	June 30,	June 30,
	2021	2020

	(in thousands)
Cash and cash equivalents	$369,524	$92,244
Restricted cash included in prepaid expenses and other current assets	149	—
Restricted cash included in other non-current assets	—	148
Total cash, cash equivalents and restricted cash	$369,673	$92,392

Financial Impacts Related To COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak continues to cause disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will continue to depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the overall financial effect of the pandemic at this time, as the pandemic continues, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. As of June 30, 2021, these condensed consolidated financial statements do not reflect any adjustments as a result of the pandemic.

Related Party Transactions

The Company has a 4.3% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenues from the private services company totaled $3.9 million and $2.4 million in the three months ended June 30, 2021 and 2020, respectively. Revenues from the private services company totaled $7.7 million and $5.1 million in the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had recorded a net receivable of $2.4 million and $2.1 million, respectively, from the private services company.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

3.Acquisitions

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

Acquisition of Harvest

On April 7, 2021, pursuant to an agreement and plan of merger (the “Merger Agreement”), dated as of March 31, 2021, between, among others, Harvest Savings & Wealth Technologies (“Harvest”), a Delaware corporation, and Bounty Merger Sub, Inc, a wholly-owned subsidiary of the Company (“Merger Sub”), the Company completed the merger of Harvest with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Harvest Acquisition”) and operating as a wholly-owned subsidiary of Envestnet. Harvest has been integrated into the Envestnet Wealth Solutions segment.

Harvest provides automated goals-based saving tools and wealth solutions to banks, credit unions, trust companies, and other financial institutions. The acquisition optimizes Envestnet's API-based financial wellness ecosystem, and also helps strengthen the Company's foothold to enable embedded finance, which Envestnet sees as a key driver of the future of financial services.

In connection with the Harvest Acquisition, Envestnet paid estimated consideration of $32.8 million (of which $3.3 million is being held in escrow for 18 months after the closing date), net of cash acquired, subject to certain post-closing adjustments. Envestnet funded the acquisition with cash on hand.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Preliminary Estimate
(in thousands)
Total tangible assets acquired, net of cash	$2,032
Total liabilities assumed	(596)
Identifiable intangible assets	9,500
Goodwill	21,858
Total net assets acquired	$32,794

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of potential cross selling opportunities, as well as enhancements to our existing technologies. The goodwill is not deductible for income tax purposes.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
A summary of estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

	Preliminary Estimate (in thousands)	Estimated Useful Life in Years	Amortization Method
Proprietary technology	$6,900	6	Straight-line
Customer list	$2,600	14	Accelerated
Total intangible assets acquired	$9,500

The estimated fair values of certain of the assets and liabilities acquired are provisional and based on information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies that are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected herein are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets acquired, liabilities assumed, identifiable intangible assets and goodwill balances and complete the acquisition accounting as soon as reasonably practicable but no later than April 7, 2022.

The results of Harvest’s operations are included in the condensed consolidated statements of operations beginning April 7, 2021 and were not considered material to the Company’s results of operations.

For the three and six months ended June 30, 2021, the Company’s acquisition related costs were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2021.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)
Prepaid technology	$17,032	$13,165
Non-income tax receivables	8,447	6,571
Income tax prepayments and receivables	2,928	1,684
Prepaid insurance	2,788	1,777
Advance payroll taxes and benefits	1,046	6,429
Other	8,378	10,944
Total prepaid expenses and other current assets	$40,619	$40,570

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
5.Property and Equipment, Net

Property and equipment, net consisted of the following:

		June 30,	December 31,
	Estimated Useful Life	2021	2020

		(in thousands)
Cost:
Computer equipment and software	3 years	$71,506	$72,443
Leasehold improvements	Shorter of the lease term or useful life of the asset	43,731	37,671
Office furniture and fixtures	3-7 years	12,148	11,249
Office equipment and other	3-5 years	5,709	7,151
Building and building improvements	7-39 years	2,669	2,669
Land	Not applicable	940	940
		136,703	132,123
Less: accumulated depreciation and amortization		(86,695)	(84,154)
Total property and equipment, net		$50,008	$47,969

During the three and six months ended June 30, 2021, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $5.1 million and $7.8 million, respectively. During the three and six months ended June 30, 2021, the Company retired an immaterial amount of property and equipment that was no longer in service for the Envestnet Data & Analytics segment.

During the three and six months ended June 30, 2020, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $2.9 million and $4.5 million, respectively. During the three and six months ended June 30, 2020, the Company retired an immaterial amount of property and equipment that was no longer in service for the Envestnet Data & Analytics segment.

Gains and losses on asset retirements during the three and six months ended June 30, 2021 and 2020 were not material.

Depreciation and amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Depreciation and amortization expense	$5,246	$5,363	$10,889	$10,680

6.Internally Developed Software

Internally developed software, net consisted of the following:

		June 30,	December 31,
	Estimated Useful Life	2021	2020

		(in thousands)
Internally developed software	5 years	$191,421	$159,619
Less: accumulated amortization		(76,651)	(63,118)
Internally developed software, net		$114,770	$96,501

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Amortization expense	$7,262	$4,334	$13,533	$7,942

7.Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Balance at December 31, 2020	$603,350	$303,423	$906,773
Harvest Acquisition	21,858	—	21,858
Foreign exchange rates	—	(138)	(138)
Balance at June 30, 2021	$625,208	$303,285	$928,493

Intangible assets, net consisted of the following:

	June 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)
Customer lists	$593,820	$(221,893)	$371,927	$591,520	$(198,555)	$392,965
Proprietary technologies	85,324	(33,876)	51,448	54,914	(26,949)	27,965
Trade names	33,700	(22,052)	11,648	33,700	(19,589)	14,111
Total intangible assets	$712,844	$(277,821)	$435,023	$680,134	$(245,093)	$435,041

There were no material retirements of intangible assets during the three and six months ended June 30, 2021 and 2020.

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Amortization expense	$17,502	$18,746	$33,980	$37,504

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
8.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)
Accrued investment manager fees	$79,007	$57,894
Accrued compensation and related taxes	63,938	71,039
Accrued professional services	8,039	9,240
Non-income tax payables	7,632	8,398
Accrued technology	5,435	4,701
Accrued purchase consideration	3,947	—
Other accrued expenses	6,959	7,276
Total accrued expenses and other liabilities	$174,957	$158,548

In the fourth quarter of 2020, as part of an organizational realignment, the Company entered into separation agreements with several employees. In connection with this realignment, the Company recognized $1.4 million and $5.2 million of severance expense in the three and six months ended June 30, 2021, respectively. The Company has approximately $2.7 million and $5.1 million in accrued compensation and related taxes associated with these separation agreements as of June 30, 2021 and December 31, 2020, respectively.

9.Debt

The Company’s outstanding debt obligations as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Revolving credit facility balance	$—	$—

Convertible Notes due 2023	$345,000	$345,000
Unamortized issuance costs on Convertible Notes due 2023	(3,999)	(4,306)
Unaccreted discount on Convertible Notes due 2023	—	(24,058)
Convertible Notes due 2023 carrying value	$341,001	$316,636

Convertible Notes due 2025	$517,500	$517,500
Unamortized issuance costs on Convertible Notes due 2025	(12,090)	(11,731)
Unaccreted discount on Convertible Notes due 2025	—	(65,902)
Convertible Notes due 2025 carrying value	$505,410	$439,867

Amended Credit Agreement

The credit agreement under which the Company’s revolving credit facility was issued (the “Amended Credit Agreement”) includes certain financial covenants and, as of June 30, 2021, the Company was in compliance with these requirements.

As of June 30, 2021, the Company had $500.0 million available to borrow under the revolving credit facility, subject to covenant compliance.

Convertible Notes due 2023

Upon adoption of ASU 2020-06, effective January 1, 2021, the embedded conversion option, or equity component, is no longer separated from the host contract and recognized within additional paid-in capital and is instead accounted for as a

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
single liability measured at amortized cost within Long-term debt in the condensed consolidated balance sheets. Accordingly, the Convertible Notes due 2023 are presented in the condensed consolidated balance sheets at their gross proceeds of $345.0 million less unamortized debt issuance costs of $4.0 million as of June 30, 2021 with no future accretion of the original issue discount necessary.

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

The effective interest rate of the Convertible Notes due 2023 was approximately 2.4% for the three and six months ended June 30, 2021. The effective interest rate of the Convertible Notes due 2023 was approximately 6% for the three and six months ended June 30, 2020. The effective interest rate of the Convertible Notes due 2023 is equal to the stated interest rate plus the amortization of the debt issuance costs subsequent to adoption. Prior to the adoption of ASU 2020-06, the effective interest rate calculation also included the amortization of the original issue discount.

Convertible Notes due 2025

Upon adoption of ASU 2020-06, effective January 1, 2021, the embedded conversion option, or equity component, is no longer separated from the host contract and recognized within additional paid-in capital and is instead accounted for as a single liability measured at amortized cost within Long-term debt in the condensed consolidated balance sheets. Accordingly, the Convertible Notes due 2025 are presented in the condensed consolidated balance sheets at their gross proceeds of $517.5 million less unamortized debt issuance costs of $12.1 million as of June 30, 2021 with no future accretion of the original issue discount necessary.

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

The effective interest rate of the Convertible Notes due 2025 was approximately 1.3% for the three and six months ended June 30, 2021. The Convertible Notes due 2025 were not outstanding as of June 30, 2020. The effective interest rate of the Convertible Notes due 2025 was equal to the stated interest rate plus the amortization of the debt issuance costs subsequent to adoption.

See “Note 14—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income per share.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Interest Expense

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Coupon interest	$2,480	$1,510	$4,960	$3,011
Amortization of issuance costs	1,429	633	2,852	1,264
Undrawn and other fees	316	133	628	286
Interest on revolving credit facility	—	2,009	—	4,527
Accretion of debt discount	—	2,349	—	4,680
Total interest expense	$4,225	$6,634	$8,440	$13,768

For the three and six months ended June 30, 2021, total interest expense related to the Convertible Notes due 2023 and the Convertible Notes due 2025 (collectively, the "Convertible Notes") was $3.7 million and $7.4 million, respectively, with coupon interest expense of $2.5 million and $5.0 million and the amortization of debt discount and issuance costs of $1.2 million and $2.4 million, respectively.

For the three and six months ended June 30, 2020, total interest expense related to the Convertible Notes due 2023 was $4.3 million and $8.5 million, respectively, with coupon interest expense of $1.5 million and $3.0 million and the amortization of debt discount and issuance costs of $2.8 million and $5.5 million, respectively.

10.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, based on the three-tier fair value hierarchy, as defined in ASC 820, “Fair Value Measurements and Disclosures”:

	June 30, 2021
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$2,340	$2,340	$—	$—
Investment in private company	1,508	—	1,508	—
Assets to fund deferred compensation liability	10,806	—	—	10,806
Total assets	$14,654	$2,340	$1,508	$10,806
Liabilities:
Contingent consideration	$1,312	$—	$—	$1,312
Deferred compensation liability	9,414	9,414	—	—
Total liabilities	$10,726	$9,414	$—	$1,312

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	December 31, 2020
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$84,110	$84,110	$—	$—
Assets to fund deferred compensation liability	9,961	—	—	9,961
Total assets	$94,071	$84,110	$—	$9,961
Liabilities:
Contingent consideration	$12,559	$—	$—	$12,559
Deferred compensation liability	8,720	8,720	—	—
Total liabilities	$21,279	$8,720	$—	$12,559

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the six months ended June 30, 2021.

Fair Value of Investment in Private Company

The Company has an investment of $1.5 million in a privately held company that it does not have the ability to exercise significant influence. The Company elected the measurement alternative for this investment as it did not have a readily determinable fair value. The investment is included in other non-current assets on the condensed consolidated balance sheets and measured at cost, less impairment, adjusted by observable price changes. Any adjustments resulting from impairment or observable price changes in orderly transactions for identical or similar investment of the same issuer are recorded within other expense, net in the condensed consolidated statements of operations and are considered to be a Level II fair value measurement. During the three and six months ended June 30, 2021, the Company recorded a $0.8 million adjustment to the carrying value of the investment, the result of observable price changes.

Fair Value of Contingent Consideration Liabilities

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The table below presents a reconciliation of the Company's contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2020 to June 30, 2021:

Fair Value of Contingent Consideration Liabilities
(in thousands)
Balance at December 31, 2020	$12,559
Fair market value adjustment on contingent consideration liability	(140)
Accretion on contingent consideration	453
Payments of contingent consideration	(11,560)
Balance at June 30, 2021	$1,312

Fair Value of Deferred Compensation Liability

The table below presents a reconciliation of the assets used to fund deferred the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2020 to June 30, 2021:

Fair Value of Assets to Fund Deferred Compensation Liability
(in thousands)
Balance at December 31, 2020	$9,961
Contributions	215
Fair value adjustments	630
Balance at June 30, 2021	$10,806

The fair market value of the assets used to fund the Company's deferred compensation liability is based upon the cash surrender value of the Company's life insurance premiums. The value of the assets used to fund the Company's deferred compensation liability, which are included in other non-current assets in the condensed consolidated balance sheets, increased due to funding of the plan and gains on the underlying investment vehicles. These gains are recognized in the Company's earnings and included in general and administration expenses in the condensed consolidated statements of operations.

Fair Value of Debt Agreements

The Company considered the Convertible Notes due 2023 and the Convertible Notes due 2025 to be Level II liabilities at June 30, 2021 and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on June 30, 2021 (See “Note 9—Debt”).

As of June 30, 2021, the carrying value of the Convertible Notes due 2023 equaled $341.0 million and represented the aggregate principal amount outstanding less the unamortized debt issuance costs. As of December 31, 2020, the carrying value of the Convertible Notes due 2023 equaled $316.6 million and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Convertible Notes due 2023 was $427.8 million and $460.8 million, respectively.

As of June 30, 2021, the carrying value of the Convertible Notes due 2025 equaled $505.4 million and represented the aggregate principal amount outstanding less the unamortized debt issuance costs. As of December 31, 2020, the carrying value of the Convertible Notes due 2025 equaled $439.9 million and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Convertible Notes due 2025 was $514.6 million and $540.8 million, respectively.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Fair Value of Other Financial Assets and Liabilities

The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2021 based upon the short-term nature of these assets and liabilities.

11.Revenues and Cost of Revenues

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended June 30,
	2021			2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated

	(in thousands)
Revenues:
Asset-based	$170,075	$—	$170,075	$122,246	$—	$122,246
Subscription-based	66,663	45,841	112,504	61,410	43,569	104,979
Total recurring revenues	236,738	45,841	282,579	183,656	43,569	227,225
Professional services and other revenues	3,559	2,600	6,159	4,029	4,059	8,088
Total revenues	$240,297	$48,441	$288,738	$187,685	$47,628	$235,313

	Six Months Ended June 30,
	2021			2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated

	(in thousands)
Revenues:
Asset-based	$329,450	$—	$329,450	$257,057	$—	$257,057
Subscription-based	130,675	91,658	222,333	121,733	87,797	209,530
Total recurring revenues	460,125	91,658	551,783	378,790	87,797	466,587
Professional services and other revenues	6,582	5,478	12,060	7,315	7,950	15,265
Total revenues	$466,707	$97,136	$563,843	$386,105	$95,747	$481,852

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fidelity	17%	15%	16%	15%

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
One customer accounted for more than 10% of the Envestnet Wealth Solutions segment’s revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fidelity	21%	18%	20%	18%

No single customer accounted for over 10% of the Envestnet Data & Analytics segment’s revenue for any period presented.

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
United States	$283,589	$230,102	$553,661	$470,554
International	5,149	5,211	10,182	11,298
Total revenues	$288,738	$235,313	$563,843	$481,852

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021:

Years ending December 31,	(in thousands)
Remainder of 2021	$136,052
2022	204,602
2023	124,747
2024	65,749
2025	34,779
Thereafter	14,374
Total	$580,303

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

Contract Balances

Total deferred revenue as of June 30, 2021 increased by $2.9 million during the six months ended June 30, 2021, primarily the result of revenue growth, timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $9.5 million and $10.4 million for the three months ended June 30, 2021 and 2020, respectively. The amount of revenue recognized that was included in the opening deferred revenue balance was $26.3 million and $25.8 million for the six months ended June 30, 2021 and 2020, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $11.1 million and $10.8 million as of June 30, 2021 and December 31, 2020, respectively. Amortization expense for the deferred sales incentive compensation was $1.1 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense for the deferred sales incentive compensation was $2.1 million for both the six months ended June 30, 2021 and 2020, respectively. Deferred sales incentive compensation is included in other non-current assets on the condensed consolidated balance sheets and amortization expense is included in compensation and benefits expenses on the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the periods.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses in the condensed consolidated statements of operations.

Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Asset-based	$93,341	$61,875	$179,531	$130,467
Subscription-based	7,027	6,807	13,631	13,084
Professional services and other	126	167	201	231
Total cost of revenues	$100,494	$68,849	$193,363	$143,782

12.Stock-Based Compensation

The Company has stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”).

As approved by the Company's shareholders at the Company's 2021 Annual Meeting of Shareholders, the 2010 Plan was amended whereby the maximum number of shares of common stock that may be delivered under the 2010 Plan was increased from 8,925,000 to 12,375,000. As of June 30, 2021, the maximum number of common shares available for future issuance under the Company’s plans is 3,718,681.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Stock-based compensation expense	$17,409	$13,006	$31,422	$26,771
Tax effect on stock-based compensation expense	(4,439)	(3,317)	(8,013)	(6,826)
Net effect on income	$12,970	$9,689	$23,409	$19,945

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the three and six months ended June 30, 2021 and 2020.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Stock Options

The Company has not granted any stock options since January 2019. The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2020	438,040	$36.28	4.1	$20,156
Exercised	(31,125)	18.42
Forfeited	(1,277)	49.02
Outstanding as of June 30, 2021	405,638	37.61	3.8	15,517
Options exercisable	366,736	$36.40	3.4	$14,471

Exercise prices of stock options outstanding as of June 30, 2021 range from $10.40 to $55.29. At June 30, 2021, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 0.6 years.

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

The following is a summary of the activity for unvested restricted stock units and performance stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,345,347	$70.56	302,797	$72.50
Granted	1,134,299	70.40	110,301	70.29
Vested	(568,131)	69.79	(27,300)	61.54
Forfeited	(130,556)	70.49	(5,701)	80.87
Outstanding as of June 30, 2021	1,780,959	70.71	380,097	72.52

At June 30, 2021, there was $114.5 million of unrecognized stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted-average period of 2.2 years. At June 30, 2021, there was $10.5 million of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units, which the Company expects to recognize over a weighted-average period of 2.1 years.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
13. Income Taxes

The following table includes the Company’s income (loss) before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Income (loss) before income tax provision (benefit)	$7,147	$(4,165)	$16,494	$(13,319)
Income tax provision (benefit)	15,516	1,306	9,928	(658)
Effective tax rate	217.1%	(31.4)%	60.2%	4.9%

Under ASC 740-270-25, the Company is required to report income tax expense by applying a projected annual effective tax rate (“AETR”) to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The effective tax rate (“ETR”) for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of actual pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change. For the three months and six months ended June 30, 2021 and 2020, the Company’s ETR was impacted by the change in forecasted and actual year-to-date pre-tax book income.

For the three and six months ended June 30, 2021, the Company’s effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets, including the valuation allowance impact of the Harvest acquisition, permanent book-tax differences, and the impact of state and local taxes offset by federal and state research and development (“R&D”) credits.

For the three and six months ended June 30, 2020, the Company's effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets and the impact of state and local taxes, partially offset by the permanent book tax differences, the windfall from stock-based compensation, impact of the Coronavirus Aid, Relief, and Economic Security Act related to net operating loss carryback and R&D credits.

14.Net Income (Loss) Per Share

Prior to January 1, 2021, the Company accounted for the effect of its convertible notes using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company's option. Pursuant to the adoption of ASU 2020-06 on January 1, 2021, the Company now accounts for the effect of its convertible notes on diluted net income per share using the if-converted method (See “Note 2—Basis of Presentation” and “Note 9—Debt”).

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except share and per share data)
Net income (loss) attributable to Envestnet, Inc. (a)	$(8,281)	$(4,924)	$6,665	$(12,260)

Weighted-average common shares outstanding:
Basic (b)	54,440,388	53,562,850	54,325,353	53,288,741
Effect of dilutive shares:
Options to purchase common stock	—	—	210,381	—
Unvested restricted stock units	—	—	536,186	—
Warrants	—	—	65,026	—
Diluted (c)	54,440,388	53,562,850	55,136,946	53,288,741

Net income (loss) per share attributable to Envestnet, Inc common stock:
Basic (a/b)	$(0.15)	$(0.09)	$0.12	$(0.23)
Diluted (a/c)	$(0.15)	$(0.09)	$0.12	$(0.23)
Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Options to purchase common stock	405,638	600,924	—	600,924
Unvested RSUs and PSUs	2,161,056	1,922,978	39,652	1,922,978
Warrants	470,000	470,000	—	470,000
Convertible Notes	9,898,549	5,050,505	9,898,549	5,050,505
Total anti-dilutive securities	12,935,243	8,044,407	9,938,201	8,044,407

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Envestnet Wealth Solutions	$32,459	$19,867	$66,656	$31,207
Envestnet Data & Analytics	1,342	(941)	2,631	(5,526)
Nonsegment operating expenses	(22,870)	(14,918)	(41,541)	(29,290)
Income (loss) from operations	10,931	4,008	27,746	(3,609)
Other expense, net	(3,784)	(8,173)	(11,252)	(9,710)
Consolidated income (loss) before income tax benefit	7,147	(4,165)	16,494	(13,319)
Income tax provision (benefit)	15,516	1,306	9,928	(658)
Consolidated net income (loss)	(8,369)	(5,471)	6,566	(12,661)
Add: Net loss attributable to non-controlling interest	88	547	99	401
Consolidated net income (loss) attributable to Envestnet, Inc.	$(8,281)	$(4,924)	$6,665	$(12,260)

The information in the above table is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses may include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the three and six months ended June 30, 2021 and 2020.

A summary of consolidated total assets follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Envestnet Wealth Solutions	$1,661,332	$1,634,153
Envestnet Data & Analytics	509,364	510,137
Consolidated total assets	$2,170,696	$2,144,290

See “Note 11—Revenues and Cost of Revenues” for detail of revenues by segment.

16.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	June 30,	December 31,
	2021	2020

	(in thousands)
United States	$161,686	$140,651
India	2,642	2,970
Other	450	849
Total long-lived assets, net	$164,778	$144,470

See “Note 11—Revenues and Cost of Revenues” for detail of revenues by geographic area.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

Procurement of Technology Solutions

On June 21, 2021, the Company entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $18.0 million, including an advance of $3.0 million. The transaction is expected to close no later than December 31, 2022. In addition, the agreement includes an earn-out payment of $10.0 million based upon achievement of certain target metrics within five years after the date of the Company’s launch of the technology solutions.

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

On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee’s counterclaims. On September 15, 2020, the District Court denied FinancialApps’ motion on all counts except for the breach-of-contract claim which was dismissed on a pleading technicality without prejudice. On that count, the Court granted Yodlee leave to amend its counterclaim, cure the technical deficiency, and reassert its claim. Yodlee and Envestnet filed amended counterclaims on September 30, 2020. The amended counterclaims (1) cure that technical deficiency and reassert Yodlee’s contract counterclaim; and (2) broaden the defamation counterclaims arising out of various defamatory statements FinancialApps disseminated in the trade press after filing the lawsuit. On January 14, 2021, the Court ordered that (i) FinancialApps’s claims against Yodlee—as well as Yodlee’s counterclaims against FinancialApps—must be tried before the judge instead of a jury pursuant to a jury waiver provision in the parties’ agreement; and (ii) FinancialApps’s claims against Envestnet (and Envestnet’s counterclaim) must be heard by a jury. The Court has scheduled the Envestnet jury

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
trial to take place before the Yodlee bench trial. Fact discovery closed on April 23, 2021, other than a few outstanding matters, and expert discovery is underway.

The Company believes FinancialApps’s allegations are without merit and will continue to defend the claims against it and litigate the counterclaims vigorously.

The Company and Yodlee were also named as defendants in a putative class action lawsuit filed on August 25, 2020, by Plaintiff Deborah Wesch in the United States District Court for the Northern District of California. On October 21, 2020, an amended class action complaint was filed by Plaintiff Wesch and nine additional named plaintiffs. The case caption is Deborah Wesch, et al., v. Yodlee, Inc., et al., Case No. 3:20-cv-05991-SK. Plaintiffs allege that Yodlee unlawfully collected their financial transaction data when plaintiffs linked their bank accounts to a mobile application that uses Yodlee’s API, and plaintiffs further allege that Yodlee unlawfully sold the transaction data to third parties. The complaint alleges violations of certain California statutes and common law, including the Unfair Competition Law, and federal statutes, including the Stored Communications Act. Plaintiffs are seeking monetary damages and equitable and injunctive relief on behalf of themselves and a putative nationwide class and California subclass of persons who provided their log-in credentials to a Yodlee-powered app in an allegedly similar manner from 2014 to the present. The Company believes that it is not properly named as a defendant in the lawsuit and it further believes, along with Yodlee, that plaintiffs’ claims are without merit. On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint. On February 16, 2021, the district court granted in part and denied in part Yodlee’s motion to dismiss the amended complaint and granted the plaintiffs leave to further amend. The court reserved ruling on the Company’s motion to dismiss and granted limited jurisdictional discovery to the plaintiffs. On March 15, 2021, Plaintiffs filed a second amended class action complaint re-alleging, among others, the claims the district court had dismissed. The second amended complaint did not allege any claims against the Company or Yodlee that were not previously alleged in first amended complaint. On May 5, 2021, the Company filed a motion to dismiss all claims asserted against it in the second amended complaint, and Yodlee filed a motion to dismiss most claims asserted against it in the second amended complaint. On July 19, 2021, the court granted in part Yodlee’s motion, resulting in the dismissal of all federal law claims and two of the state-law claims. The Company’s motion to dismiss is pending. The Company and Yodlee will continue to vigorously defend the claims against it.

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

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded an accrual for any claims as of June 30, 2021. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of June 30, 2021 and December 31, 2020, the Company estimated a sales and use tax liability of $6.2 million and $6.6 million, respectively, related to revenues in multiple jurisdictions. This amount is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

As of June 30, 2021 and December 31, 2020, the Company also estimated a sales and use tax receivable of $3.3 million and $2.1 million, respectively, related to the estimated recoverability of a portion of the liability from customers. This amount is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in Part I, Item 1A.“Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”); accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

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

More than 6,000 companies, including 17 of the 20 largest U.S. banks, 46 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIAs”), and hundreds of internet services companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting technology, solutions and data, delivering better intelligence and enabling its customers to drive better outcomes.

Envestnet, a Delaware corporation originally founded in 1999, serves clients from its headquarters based in Chicago, Illinois as well as other locations throughout the United States, India and other countries.

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

Acquisition of Harvest

On April 7, 2021, we acquired Harvest Savings & Wealth Technologies (“Harvest”), a Delaware corporation (the “Harvest Acquisition”). Harvest provides automated goals-based saving tools and wealth solutions to banks, credit unions, trust companies, and other financial institutions. Harvest has been integrated into the Envestnet Wealth Solutions segment. The acquisition optimizes our API-based financial wellness ecosystem and also helps strengthen our foothold to enable embedded finance, which we see as a key driver of the future of financial services.

In connection with the Harvest Acquisition, Envestnet paid estimated cash consideration of $32.8 million, net of cash acquired, subject to certain post-closing adjustments. The consideration transferred is inclusive of a purchase consideration liability of $3.3 million. Envestnet funded the acquisition with cash on hand.

The Company recorded estimated goodwill of $21.9 million, which is not deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $9.5 million. The tangible assets acquired and liabilities assumed were not material.

Organizational Realignment

In the fourth quarter of 2020, as part of an organizational realignment, we entered into separation agreements with several employees. In connection with this realignment, we recognized approximately $1.4 million and $5.2 million of severance expense during the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we have approximately $2.7 million in accrued compensation and related taxes associated with these separation agreements.

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

These investments, which began in the second quarter of 2021 and will increase as the year progresses, are expected to approximate $30 million of additional operating expenses in 2021.

Uncertainties Related to COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak continues to cause disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will continue to depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the overall financial effect of the pandemic at this time, as the pandemic continues, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. As of June 30, 2021, these condensed consolidated financial statements do not reflect any adjustments as a result of the pandemic.

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

Envestnet Wealth Solutions Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By June 30, 2021, Envestnet’s platform assets grew to nearly $5.2 trillion in approximately 14 million accounts overseen by nearly 108,000 advisors.

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

•Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include more than 4,900 vetted third party managed account products, multi-manager portfolios, fund strategist portfolios, as well as more than 900 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2020	2020	2020	2021	2021

	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$215,994	$228,905	$263,043	$286,039	$315,422
Assets under Administration (“AUA”)	344,957	375,860	405,365	408,858	426,416
Total AUM/A	560,951	604,765	668,408	694,897	741,838
Subscription	3,247,400	3,498,353	3,892,814	4,132,917	4,447,733
Total Platform Assets	$3,808,351	$4,103,118	$4,561,222	$4,827,814	$5,189,571
Platform Accounts
AUM	1,007,386	1,018,817	1,073,122	1,138,183	1,209,761
AUA	1,252,247	1,318,730	1,276,975	1,192,668	1,163,991
Total AUM/A	2,259,633	2,337,547	2,350,097	2,330,851	2,373,752
Subscription	10,003,156	10,639,399	11,079,048	11,453,434	11,712,573
Total Platform Accounts	12,262,789	12,976,946	13,429,145	13,784,285	14,086,325
Advisors
AUM/A	41,206	41,450	41,206	41,177	41,259
Subscription	62,404	63,862	65,104	65,724	66,597
Total Advisors	103,610	105,312	106,310	106,901	107,856

The following tables provide information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended June 30, 2021
	As of	Gross		Net	Market	As of
	3/31/2021	Sales	Redemptions	Flows	Impact	6/30/2021

	(in millions, except account data)
AUM	$286,039	$27,431	$(12,299)	$15,132	$14,251	$315,422
AUA	408,858	22,785	(23,688)	(903)	18,461	426,416
Total AUM/A	$694,897	$50,216	$(35,987)	$14,229	$32,712	$741,838
Fee-Based Accounts	2,330,851			42,901		2,373,752

The above AUM/A gross sales figures include $9.3 billion in new client conversions. We onboarded an additional $82.8 billion in subscription conversions during the three months ended June 30, bringing total conversions for the three months ended June 30, to $92.1 billion.

	Asset Rollforward - Six Months Ended June 30, 2021
	As of	Gross		Net	Market	Reclass to	As of
	12/31/2020	Sales	Redemptions	Flows	Impact	Subscription	6/30/2021

	(in millions, except account data)
AUM	$263,043	$55,755	$(25,650)	$30,105	$22,274	$—	$315,422
AUA	405,365	53,423	(46,720)	6,703	27,677	(13,329)	426,416
Total AUM/A	$668,408	$109,178	$(72,370)	$36,808	$49,951	$(13,329)	$741,838
Fee-Based Accounts	2,350,097			23,655		—	2,373,752

The above AUM/A gross sales figures include $17.6 billion in new client conversions. We onboarded an additional $117.3 billion in subscription conversions during the six months ended June 30, 2021 bringing total conversions for the six months ended June 30, 2021 to $134.9 billion.

Asset and account figures in the “Reclass to Subscription” columns for the six months ended June 30, 2021 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts. Periodically clients choose to change the way they pay for our solution, whereby they switch from an asset-based pricing model to a subscription-based model, which has increased our subscription-based metrics.
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
Over 1,400 financial institutions, financial technology innovators and financial advisory firms, including 15 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for over 30 million paid subscribers.

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
Operational Highlights

Asset-based recurring revenues increased 39% from $122.2 million in the three months ended June 30, 2020 to $170.1 million in the three months ended June 30, 2021. Subscription-based recurring revenues increased 7% from $105.0 million in the three months ended June 30, 2020 to $112.5 million in the three months ended June 30, 2021. Total revenues, which include professional services and other revenues, increased 23% from $235.3 million in the three months ended June 30, 2020 to $288.7 million in the three months ended June 30, 2021.

The Envestnet Wealth Solutions segment's total revenues increased by $52.6 million primarily due to an increase in asset-based revenues of $47.8 million and an increase in subscription-based revenues of $5.3 million. The Envestnet Data & Analytics segment's total revenues increased by $0.8 million primarily due to an increase in subscription-based revenues of $2.3 million, partially offset by a decrease in professional services and other revenues of $1.5 million.

Asset-based recurring revenues increased 28% from $257.1 million in the six months ended June 30, 2020 to $329.5 million in the six months ended June 30, 2021. Subscription-based recurring revenues increased 6% from $209.5 million in the six months ended June 30, 2020 to $222.3 million in the six months ended June 30, 2021. Total revenues, which include professional services and other revenues, increased 17% from $481.9 million in the six months ended June 30, 2020 to $563.8 million in the six months ended June 30, 2021.

The Envestnet Wealth Solutions segment's total revenues increased by $80.6 million primarily due to an increase in asset-based revenues of $72.4 million and an increase in subscription-based revenues of $8.9 million. The Envestnet Data & Analytics segment's total revenues increased by $1.4 million primarily due to an increase in subscription-based revenues of $3.9 million, partially offset by a decrease in professional services and other revenues of $2.5 million.

Net loss attributable to Envestnet, Inc. for the three months ended June 30, 2021 was $8.3 million, or $(0.15) per diluted share, compared to net loss attributable to Envestnet, Inc. of $4.9 million, or $0.09 per diluted share, for the three months ended June 30, 2020.

Net income attributable to Envestnet, Inc. for the six months ended June 30, 2021 was $6.7 million, or $0.12 per diluted share, compared to net loss attributable to Envestnet, Inc. of $12.3 million, or $0.23 per diluted share, for the six months ended June 30, 2020.

Adjusted revenues for the three months ended June 30, 2021 were $288.8 million, compared to adjusted revenues of $235.4 million in the prior year period. Adjusted EBITDA for the three months ended June 30, 2021 was $71.1 million, compared to adjusted EBITDA of $55.8 million in the prior year period. Adjusted net income for the three months ended June 30, 2021 was $43.5 million, or $0.67 per diluted share, compared to adjusted net income of $31.8 million, or $0.59 per diluted share in the prior year period.

Adjusted revenues for the six months ended June 30, 2021 were $564.0 million, compared to adjusted revenues of $482.4 million in the prior year period. Adjusted EBITDA for the six months ended June 30, 2021 was $139.3 million, compared to adjusted EBITDA of $110.4 million in the prior year period. Adjusted net income for the six months ended June 30, 2021 was $85.4 million, or $1.31 per diluted share, compared to adjusted net income of $63.0 million, or $1.16 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of our non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Revenues:
Asset-based	$170,075	$122,246	39%	$329,450	$257,057	28%
Subscription-based	112,504	104,979	7%	222,333	209,530	6%
Total recurring revenues	282,579	227,225	24%	551,783	466,587	18%
Professional services and other revenues	6,159	8,088	(24)%	12,060	15,265	(21)%
Total revenues	288,738	235,313	23%	563,843	481,852	17%
Operating expenses:
Cost of revenues	100,494	68,849	46%	193,363	143,782	34%
Compensation and benefits	105,548	95,565	10%	206,262	205,995	—%
General and administration	41,755	38,448	9%	78,070	79,558	(2)%
Depreciation and amortization	30,010	28,443	6%	58,402	56,126	4%
Total operating expenses	277,807	231,305	20%	536,097	485,461	10%
Income (loss) from operations	10,931	4,008	173%	27,746	(3,609)	*
Other expense, net	(3,784)	(8,173)	(54)%	(11,252)	(9,710)	16%
Income (loss) before income tax provision (benefit)	7,147	(4,165)	*	16,494	(13,319)	*
Income tax provision (benefit)	15,516	1,306	*	9,928	(658)	*
Net income (loss)	(8,369)	(5,471)	53%	6,566	(12,661)	(152)%
Add: Net loss attributable to non-controlling interest	88	547	(84)%	99	401	(75)%
Net income (loss) attributable to Envestnet, Inc.	$(8,281)	$(4,924)	68%	$6,665	$(12,260)	(154)%
*Not meaningful.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Asset-based recurring revenues

Asset-based recurring revenues increased 39% from $122.2 million in the three months ended June 30, 2020 to $170.1 million in the three months ended June 30, 2021. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, the impact of new account growth and positive net flows of AUM/A in the second quarter of 2021.

The number of financial advisors with asset-based recurring revenue on our technology platforms remained consistent at approximately 41,000 as of June 30, 2020 and 2021, and the number of AUM/A client accounts increased from approximately 2.3 million as of June 30, 2020 to approximately 2.4 million as of June 30, 2021.

Asset-based recurring revenues increased from 52% of total revenue in the three months ended June 30, 2020 to 59% of total revenue in the three months ended June 30, 2021, primarily due to revenue growth from key institutional clients.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 7% from $105.0 million in the three months ended June 30, 2020 to $112.5 million in the three months ended June 30, 2021. This increase was primarily due to the combination of an increase of $5.3 million in the Envestnet Wealth Solutions segment and an increase of $2.3 million in the Envestnet Data & Analytics segment which are primarily due to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues decreased 24% from $8.1 million in the three months ended June 30, 2020 to $6.2 million in the three months ended June 30, 2021. The decrease was due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 46% from $68.8 million in the three months ended June 30, 2020 to $100.5 million in the three months ended June 30, 2021. The increase was primarily due to an increase in asset-based cost of revenues of $31.5 million, directly correlated with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues increased from 29% in the three months ended June 30, 2020 to 35% in three months ended June 30, 2021, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits increased 10% from $95.6 million in the three months ended June 30, 2020 to $105.5 million in the three months ended June 30, 2021. The increase was primarily due to increases in severance expense of $3.5 million, non-cash compensation expense of $3.4 million, salaries, benefits and related payroll taxes of $2.5 million and incentive compensation of $1.6 million. These increases were partially offset by a decrease in miscellaneous employee expenses of $1.1 million. As a percentage of total revenues, compensation and benefits decreased from 41% in the three months ended June 30, 2020 to 37% in the three months ended June 30, 2021, due to a higher revenue increase compared to a lower compensation and benefits increase.

General and administration

General and administration expenses increased 9% from $38.4 million in the three months ended June 30, 2020 to $41.8 million in the three months ended June 30, 2021. The increase was primarily due to increases in professional and legal fees of $1.8 million, systems development costs of $1.5 million and marketing expense of $1.3 million. These increases were partially offset by a decrease in restructuring charges and transaction costs of $1.5 million. As a percentage of total revenues, general and administration expenses decreased from 16% in the three months ended June 30, 2020 to 14% in the three months ended June 30, 2021.

Depreciation and amortization

Depreciation and amortization expense increased 6% from $28.4 million in the three months ended June 30, 2020 to $30.0 million in the three months ended June 30, 2021. The increase was primarily due to an increase in internally developed software amortization expense of $2.9 million, partially offset by a decrease in intangible asset amortization expense of $1.2 million. As a percentage of total revenues, depreciation and amortization expense decreased from 12% in the three months ended June 30, 2020 to 10% in the three months ended June 30, 2021.

Other expense, net

Other expense, net decreased from $8.2 million in the three months ended June 30, 2020 to $3.8 million in the three months ended June 30, 2021. The decrease was primarily due to decreased interest expense of $2.4 million, a one-time gain of $0.8 million related to a fair value adjustment to the carrying value of our investment in a private company in the three months ended June 30, 2021 and increased gains on foreign exchange of $0.6 million. The decrease in interest expense is primarily due to the adoption of ASU 2020-06 on January 1, 2021.

Income tax provision (benefit)

	Three Months Ended
	June 30,
	2021	2020

	(in thousands)
Income (loss) before income tax provision (benefit)	$7,147	$(4,165)
Income tax provision (benefit)	15,516	1,306
Effective tax rate	217.1%	(31.4)%

Under Accounting Standards Codification (“ASC”) 740-270-25, we are required to report income tax expense by applying a projected annual effective tax rate (“AETR”) to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The effective tax rate (“ETR”) for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of actual pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change. For the three months ended June 30, 2021 and 2020, our ETR was impacted by the change in forecasted and actual year-to-date pre-tax book income.

For the three months ended June 30, 2021, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets, including the valuation allowance impact of the Harvest acquisition, permanent book-tax differences, and the impact of state and local taxes offset by federal and state R&D credits.

For the three months ended June 30, 2020, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets and the impact of state and local taxes, partially offset by the permanent book tax differences, the windfall from stock-based compensation, impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) related to net operating loss (“NOL”) carryback and R&D credits.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Asset-based recurring revenues

Asset-based recurring revenues increased 28% from $257.1 million in the six months ended June 30, 2020 to $329.5 million in the six months ended June 30, 2021. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the impact of new account growth and positive net flows of AUM/A in the first six months of 2021.

The number of financial advisors with asset-based recurring revenue on our technology platforms remained consistent at approximately 41,000 as of June 30, 2020 and 2021, and the number of AUM/A client accounts increased from approximately 2.3 million as of June 30, 2020 to approximately 2.4 million as of June 30, 2021.

Asset-based recurring revenues increased from 53% of total revenue in the six months ended June 30, 2020 to 58% of total revenue in the six months ended June 30, 2020, primarily due to revenue growth from key institutional clients.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 6% from $209.5 million in the six months ended June 30, 2020 to $222.3 million in the six months ended June 30, 2021. This increase was primarily due to the combination of an increase of $8.9 million in the Envestnet Wealth Solutions segment and an increase of $3.9 million in the Envestnet Data & Analytics segment, both of which can be attributed to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues decreased 21% from $15.3 million in the six months ended June 30, 2020 to $12.1 million in the six months ended June 30, 2021. The decrease was due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 34% from $143.8 million in the six months ended June 30, 2020 to $193.4 million in the six months ended June 30, 2021. The increase was primarily due to an increase in asset-based cost of revenues of $49.1 million, directly correlated with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues increased from 30% in the six months ended June 30, 2020 to 34% in six months ended June 30, 2021, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits increased slightly from $206.0 million in the six months ended June 30, 2020 to $206.3 million in the six months ended June 30, 2021. The net increase is comprised of increases in incentive compensation of $6.6 million and non-cash compensation expense of $1.6 million offset by decreases in severance expense of $5.6 million and miscellaneous employee expenses of $2.7 million. The remaining net increase is comprised of various other immaterial increases and decreases within compensation and benefit accounts. The decrease in severance expense is primarily related to charges incurred in connection with the Early Retirement Program during the six months ended June 30, 2020. As a percentage of total revenues, compensation and benefits decreased from 43% in the six months ended June 30, 2020 to 37% in the six months ended June 30, 2021, due to a higher revenue increase compared to a lower compensation and benefits increase.

General and administration

General and administration expenses decreased 2% from $79.6 million in the six months ended June 30, 2020 to $78.1 million in the six months ended June 30, 2021. The decrease was primarily due to decreases in travel and entertainment expense of $2.9 million, miscellaneous general and administration expense of $2.7 million, restructuring charges and transaction costs of $1.6 million and bad debt expense of $1.1 million. These decreases were partially offset by increases in systems development costs of $4.0 million and professional and legal fees of $3.1 million. As a percentage of total revenues, general and administration expenses decreased from 17% in the six months ended June 30, 2020 to 14% in the six months ended June 30, 2021 primarily due to a higher revenue increase compared to a lower general and administration increase.

Depreciation and amortization

Depreciation and amortization expense increased 4% from $56.1 million in the six months ended June 30, 2020 to $58.4 million in the six months ended June 30, 2021. The increase was primarily due to an increase in internally developed software amortization expense of $5.6 million, partially offset by a decrease in intangible asset amortization expense of $3.5 million. As a percentage of total revenues, depreciation and amortization expense decreased from 12% in the six months ended June 30, 2020 to 10% in the six months ended June 30, 2021.

Other expense, net

Other expense, net increased from $9.7 million in the six months ended June 30, 2020 to $11.3 million in the six months ended June 30, 2021. During the six months ended June 30, 2020, we recorded a one-time gain of $4.2 million related to the remeasurement of a previously held interest in an equity method investee that we acquired the remaining outstanding equity for and a one-time gain of $2.5 million related to a fair value adjustment upon the settlement of a former Chief Executive Officer's stock options. This increase in other expenses was partially offset by reduced interest expense of $5.3 million in the current year period primarily due to the adoption of ASU 2020-06 on January 1, 2021.

Income tax provision (benefit)

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Income (loss) before income tax provision (benefit)	$16,494	$(13,319)
Income tax provision (benefit)	9,928	(658)
Effective tax rate	60.2%	4.9%

Under ASC 740-270-25, we are required to report income tax expense by applying a projected AETR to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The ETR for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of actual pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change. For the six months ended June 30, 2021 and 2020, our ETR was impacted by the change in forecasted and actual year-to-date pre-tax book income.

For the six months ended June 30, 2021, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets, including the valuation allowance impact of the Harvest acquisition, permanent book-tax differences, and the impact of state and local taxes offset by federal and state R&D credits.

For the six months ended June 30, 2020, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets and the impact of state and local taxes, partially offset by the permanent book tax differences, the windfall from stock-based compensation, impact of the CARES Act related to NOL carryback and R&D credits.

Segment Results

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 15—Segment Information” to the condensed consolidated financial statements.

The following table reconciles income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Envestnet Wealth Solutions	$32,459	$19,867	$66,656	$31,207
Envestnet Data & Analytics	1,342	(941)	2,631	(5,526)
Nonsegment operating expenses	(22,870)	(14,918)	(41,541)	(29,290)
Income (loss) from operations	10,931	4,008	27,746	(3,609)
Other expense, net	(3,784)	(8,173)	(11,252)	(9,710)
Consolidated income (loss) before income tax benefit	7,147	(4,165)	16,494	(13,319)
Income tax provision (benefit)	15,516	1,306	9,928	(658)
Consolidated net income (loss)	(8,369)	(5,471)	6,566	(12,661)
Add: Net loss attributable to non-controlling interest	88	547	99	401
Consolidated net income (loss) attributable to Envestnet, Inc.	$(8,281)	$(4,924)	$6,665	$(12,260)

 Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Revenues:
Asset-based	$170,075	$122,246	39%	$329,450	$257,057	28%
Subscription-based	66,663	61,410	9%	130,675	121,733	7%
Total recurring revenues	236,738	183,656	29%	460,125	378,790	21%
Professional services and other revenues	3,559	4,029	(12)%	6,582	7,315	(10)%
Total revenues	240,297	187,685	28%	466,707	386,105	21%
Operating expenses:
Cost of revenues	94,713	63,111	50%	182,145	132,903	37%
Compensation and benefits	65,114	62,796	4%	127,968	135,384	(5)%
General and administration	24,884	21,830	14%	45,583	47,110	(3)%
Depreciation and amortization	23,127	20,081	15%	44,355	39,501	12%
Total operating expenses	207,838	167,818	24%	400,051	354,898	13%
Income from operations	$32,459	$19,867	63%	$66,656	$31,207	114%

Three months ended June 30, 2021 compared to three months ended June 30, 2020 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 39% from $122.2 million in the three months ended June 30, 2020 to $170.1 million in the three months ended June 30, 2021. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to the impact of new account growth and positive net flows of AUM/A in the second quarter of 2021.

The number of financial advisors with asset-based recurring revenue on our technology platforms remained consistent at approximately 41,000 as of June 30, 2020 and 2021, and the number of AUM/A client accounts increased from approximately 2.3 million as of June 30, 2020 to approximately 2.4 million as of June 30, 2021.

As a percentage of total revenues, asset-based recurring revenue increased from 65% of total revenue in the three months ended June 30, 2020 to 71% of total revenue in the three months ended June 30, 2021.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 9% from $61.4 million in the three months ended June 30, 2020 to $66.7 million in the three months ended June 30, 2021, primarily due to continued new and existing customer growth.

Professional services and other revenues

Professional services and other revenues decreased 12% from $4.0 million in the three months ended June 30, 2020 to $3.6 million in the three months ended June 30, 2021. The decrease was primarily due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 50% from $63.1 million in the three months ended June 30, 2020 to $94.7 million in the three months ended June 30, 2021. The increase was primarily due to an increase in asset-based cost of revenues of $31.5 million, directly correlated with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues increased from 34% in the three months ended June 30, 2020 to 39% in the three months ended June 30, 2021, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits increased 4% from $62.8 million in the three months ended June 30, 2020 to $65.1 million in the three months ended June 30, 2021. The increase is primarily due to increases in incentive compensation of $1.4 million and salaries, benefits and related payroll taxes of $1.0 million. As a percentage of total revenues, compensation and benefits decreased from 33% in the three months ended June 30, 2020 to 27% in the three months ended June 30, 2021, primarily due to a higher revenue increase compared to a lower compensation and benefits increase.

General and administration

General and administration expenses increased 14% from $21.8 million in the three months ended June 30, 2020 to $24.9 million in the three months ended June 30, 2021. The increase was primarily due to increases in professional and legal fees of $1.4 million and systems development costs of $1.4 million. As a percentage of total revenues, general and administration expenses decreased from 12% in the three months ended June 30, 2020 to 10% in the three months ended June 30, 2021.

Depreciation and amortization

Depreciation and amortization expense increased 15% from $20.1 million in the three months ended June 30, 2020 to $23.1 million in the three months ended June 30, 2021. The increase was primarily due to increases in internally developed software amortization expense of $2.3 million and intangible asset amortization of $0.7 million. As a percentage of revenues, depreciation and amortization expense decreased from 11% in the three months ended June 30, 2020 to 10% in the three months ended June 30, 2021.

Six months ended June 30, 2021 compared to six months ended June 30, 2020 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 28% from $257.1 million in the six months ended June 30, 2020 to $329.5 million in the six months ended June 30, 2021. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to the impact of new account growth and positive net flows of AUM/A in the first six months of 2021.

The number of financial advisors with asset-based recurring revenue on our technology platforms remained consistent at approximately 41,000 as of June 30, 2020 and 2021, and the number of AUM/A client accounts increased from approximately 2.3 million as of June 30, 2020 to approximately 2.4 million as of June 30, 2021.

As a percentage of total revenues, asset-based recurring revenue increased from 67% of total revenue in the six months ended June 30, 2020 to 71% of total revenue in the six months ended June 30, 2021.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 7% from $121.7 million in the six months ended June 30, 2020 to $130.7 million in the six months ended June 30, 2021, primarily due to continued new and existing customer growth along with additional revenue from existing customers switching from an asset-based pricing model to a subscription-based pricing model.

Professional services and other revenues

Professional services and other revenues decreased 10% from $7.3 million in the six months ended June 30, 2020 to $6.6 million in the six months ended June 30, 2021. The decrease was primarily due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 37% from $132.9 million in the six months ended June 30, 2020 to $182.1 million in the six months ended June 30, 2021. The increase was primarily due to an increase in asset-based cost of revenues of $49.1 million, directly correlated with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues increased from 34% in the six months ended June 30, 2020 to 39% in the six months ended June 30, 2021, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits decreased 5% from $135.4 million in the six months ended June 30, 2020 to $128.0 million in the six months ended June 30, 2021. The decrease is primarily due to decreases in severance expense of $8.3 million, non-cash compensation of $1.3 million and miscellaneous employee expenses of $0.9 million. These decreases are partially offset by an increase in incentive compensation of $3.9 million. The decrease in severance expense is primarily related to charges in connection with the Early Retirement Program during the six months ended June 31, 2020. As a percentage of total revenues, compensation and benefits decreased from 35% in the six months ended June 30, 2020 to 27% in the six months ended June 30, 2021, primarily due to a higher revenue increase compared to a lower compensation and benefits increase.

General and administration

General and administration expenses decreased 3% from $47.1 million in the six months ended June 30, 2020 to $45.6 million in the six months ended June 30, 2021. The decrease was primarily due to decreases in miscellaneous general and administration expenses of $2.8 million, travel and entertainment expenses of $2.0 million, restructuring charges and transaction costs of $1.2 million and bad debt expense of $0.7 million. These decreases were partially offset by increases in systems development costs of $3.1 million and professional and legal fees of $2.5 million. As a percentage of total revenues, general and administration expenses decreased from 12% in the six months ended June 30, 2020 to 10% in the six months ended June 30, 2021.

Depreciation and amortization

Depreciation and amortization expense increased 12% from $39.5 million in the six months ended June 30, 2020 to $44.4 million in the six months ended June 30, 2021. The increase was primarily due to an increase in internally developed software amortization expense of $4.3 million. As a percentage of revenues, depreciation and amortization expense remained consistent at 10% in the six months ended June 30, 2020 and 2021.

Envestnet Data & Analytics

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Revenues:
Subscription-based	$45,841	$43,569	5%	$91,658	$87,797	4%
Professional services and other revenues	2,600	4,059	(36)%	5,478	7,950	(31)%
Total revenues	48,441	47,628	2%	97,136	95,747	1%
Operating expenses:
Cost of revenues	5,781	5,738	1%	11,218	10,879	3%
Compensation and benefits	25,008	25,802	(3)%	51,297	55,915	(8)%
General and administration	9,427	8,667	9%	17,943	17,854	—%
Depreciation and amortization	6,883	8,362	(18)%	14,047	16,625	(16)%
Total operating expenses	47,099	48,569	(3)%	94,505	101,273	(7)%
Income (loss) from operations	$1,342	$(941)	*	$2,631	$(5,526)	(148)%
*Not meaningful.

Three months ended June 30, 2021 compared to three months ended June 30, 2020 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 5% from $43.6 million in the three months ended June 30, 2020 to $45.8 million in the three months ended June 30, 2021, primarily due to increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 36% from $4.1 million in the three months ended June 30, 2020 to $2.6 million in the three months ended June 30, 2021 primarily due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 1% from $5.7 million in the three months ended June 30, 2020 to $5.8 million in the three months ended June 30, 2021. As a percentage of total revenues, cost of revenues remained consistent at 12% in the three months ended June 30, 2020 compared to the three months ended June 30, 2021.

Compensation and benefits

Compensation and benefits decreased 3% from $25.8 million in the three months ended June 30, 2020 to $25.0 million in the three months ended June 30, 2021, primarily due to decreases in salaries, benefits, and related payroll taxes of $1.0 million and incentive compensation of $0.7 million and other immaterial increases within compensation and benefits. These decreases were partially offset by an increase in severance expense of $1.3 million. As a percentage of total revenues, compensation and benefits decreased from 54% in the three months ended June 30, 2020 to 52% in the three months ended June 30, 2021.

General and administration

General and administration expenses increased 9% from $8.7 million in the three months ended June 30, 2020 to $9.4 million in the three months ended June 30, 2021, primarily due to an increase in marketing expense of $0.7 million. As a percentage of total revenues, general and administration expenses increased from 18% in the three months ended June 30, 2020 to 19% in the three months ended June 30, 2021.

Depreciation and amortization

Depreciation and amortization expense decreased 18% from $8.4 million in the three months ended June 30, 2020 to $6.9 million in the three months ended June 30, 2021. The decrease is primarily due to a decrease in intangible asset amortization expense of $2.0 million, partially offset by an increase in internally developed software amortization expense of $0.6 million. As a percentage of total revenues, depreciation and amortization expense decreased from 18% in the three months ended June 30, 2020 to 14% in the three months ended June 30, 2021. The decrease in depreciation and amortization as a percentage of total revenues is primarily driven by a large technology intangible asset becoming fully amortized in the fourth quarter of 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 4% from $87.8 million in the six months ended June 30, 2020 to $91.7 million in the six months ended June 30, 2021, primarily due to increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 31% from $8.0 million in the six months ended June 30, 2020 to $5.5 million in the six months ended June 30, 2021 primarily due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 3% from $10.9 million in the six months ended June 30, 2020 to $11.2 million in the six months ended June 30, 2021. As a percentage of total revenues, cost of revenues increased from 11% in the six months ended June 30, 2020 to 12% in the six months ended June 30, 2021.

Compensation and benefits

Compensation and benefits decreased 8% from $55.9 million in the six months ended June 30, 2020 to $51.3 million in the six months ended June 30, 2021, primarily due to decreases in salaries, benefits, and related payroll taxes of $3.5 million, miscellaneous employee expenses of $1.6 million and non-cash compensation expense of $1.2 million. These decreases were partially offset by an increase in severance expense of $1.3 million. As a percentage of total revenues, compensation and benefits decreased from 58% in the six months ended June 30, 2020 to 53% in the six months ended June 30, 2021. The decrease in compensation and benefits as a percentage of total revenues is primarily driven by an 8% decrease in overall compensation and benefits costs for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

General and administration

General and administration expenses remained consistent at $17.9 million in the six months ended June 30, 2020 and 2021 as increases in restructuring charges and transaction costs and marketing expenses were primarily offset by decreases in occupancy costs and travel and entertainment expenses. As a percentage of total revenues, general and administration expenses decreased from 19% in the six months ended June 30, 2020 to 18% in the six months ended June 30, 2021.

Depreciation and amortization

Depreciation and amortization expense decreased 16% from $16.6 million in the six months ended June 30, 2020 to $14.0 million in the six months ended June 30, 2021. The decrease is primarily due to a decrease in intangible asset amortization expense of $3.8 million, offset by an increase in internally developed software amortization expense of $1.3 million. As a percentage of total revenues, depreciation and amortization expense decreased from 17% in the six months ended June 30, 2020 to 14% in the six months ended June 30, 2021. The decrease in depreciation and amortization as a percentage of total revenues is primarily driven by a large technology intangible asset becoming fully amortized in the fourth quarter of 2020.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$15,426	$6,967	121%	$26,997	$14,696	84%
General and administration	7,444	7,951	(6)%	14,544	14,594	—%
Nonsegment operating expenses	$22,870	$14,918	53%	$41,541	$29,290	42%

Three months ended June 30, 2021 compared to three months ended June 30, 2020 for Nonsegment

Compensation and benefits

Compensation and benefits increased 121% from $7.0 million in the three months ended June 30, 2020 to $15.4 million in the three months ended June 30, 2021, primarily due to increased headcount that resulted in increases in non-cash compensation expense of $2.7 million, salaries, benefits and related payroll taxes of $2.5 million and incentive compensation of $0.9 million. Also contributing to the increase was an increase in severance expense of $2.6 million.

General and administration

General and administration expenses decreased 6% from $8.0 million in the three months ended June 30, 2020 to $7.4 million in the three months ended June 30, 2021, primarily due to a decrease in restructuring charges and transaction costs of $1.5 million along with a collection of immaterial decreases, partially offset by an increase in professional and legal fees of $0.6 million.

Six months ended June 30, 2021 compared to six months ended June 30, 2020 for Nonsegment

Compensation and benefits

Compensation and benefits increased 84% from $14.7 million in the six months ended June 30, 2020 to $27.0 million in the six months ended June 30, 2021, primarily due to increased headcount that resulted in increases in salaries, benefits and related payroll taxes of $4.6 million, non-cash compensation expense of $4.1 million and incentive compensation of $2.3 million. Also contributing to the increase was an increase in severance expense of $1.4 million.

General and administration

General and administration expenses decreased slightly from $14.6 million in the six months ended June 30, 2020 to $14.5 million in the six months ended June 30, 2021, primarily due to a collection of immaterial increases and decreases.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration and purchase liability, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration liability, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, gain on acquisition of equity method investment, fair market value adjustment to investment in private company, loss allocation from equity method investments and income attributable to non-controlling interest.

 “Adjusted net income” represents net income before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non-cash interest expense, cash interest on our convertible notes (subsequent to the adoption of ASU 2020-06 on January 1, 2021), non-cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration liability, amortization of acquired intangibles, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, gain on acquisition of equity method investment, fair market value adjustment to investment in private company, loss allocation from equity method investments and income attributable to non-controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, deferred revenue fair value adjustment, income tax provision (benefit), non-income tax expense, restructuring charges and transaction costs, accretion on contingent consideration and purchase liability, severance, fair market value adjustment on contingent consideration liability, litigation and regulatory related expenses, foreign currency, gain on acquisition of equity method investment, fair market value adjustment to investment in private company, loss allocation from equity method investments, (income) loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we made net tax payments of $3,077 and $2,136 for the six months ended June 30, 2021 and 2020, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Total revenues	$288,738	$235,313	$563,843	$481,852
Deferred revenue fair value adjustment	80	77	160	516
Adjusted revenues	$288,818	$235,390	$564,003	$482,368

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Net income (loss)	$(8,369)	$(5,471)	$6,566	$(12,661)
Add (deduct):
Deferred revenue fair value adjustment	80	77	160	516
Interest income	(197)	(197)	(367)	(588)
Interest expense	4,225	6,634	8,440	13,768
Accretion on contingent consideration and purchase liability	187	311	575	910
Income tax provision (benefit)	15,516	1,306	9,928	(658)
Depreciation and amortization	30,010	28,443	58,402	56,126
Non-cash compensation expense	17,285	13,875	31,422	27,345
Restructuring charges and transaction costs	5,028	6,648	7,812	9,468
Severance	5,377	1,869	10,291	15,851
Fair market value adjustment on contingent consideration liability	—	(1,982)	(140)	(1,982)
Litigation and regulatory related expenses	1,938	3,517	3,647	4,220
Foreign currency	(138)	463	13	(31)
Non-income tax expense adjustment	295	(642)	(271)	(454)
Gain on acquisition of equity method investment	—	—	—	(4,230)
Fair market value adjustment to investment in private company	(758)	—	(758)	—
Loss allocation from equity method investments	757	1,256	4,045	3,286
Income attributable to non-controlling interest	(175)	(299)	(440)	(500)
Adjusted EBITDA	$71,061	$55,808	$139,325	$110,386

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except share and per share information)
Net income (loss)	$(8,369)	$(5,471)	$6,566	$(12,661)
Income tax provision (benefit) (1)	15,516	1,306	9,928	(658)
Income (loss) before income tax provision (benefit)	7,147	(4,165)	16,494	(13,319)
Add (deduct):
Deferred revenue fair value adjustment	80	77	160	516
Accretion on contingent consideration and purchase liability	187	311	575	910
Non-cash interest expense	1,429	2,983	2,852	5,945
Cash interest - Convertible Notes (2)	2,480	—	4,960	—
Non-cash compensation expense	17,285	13,875	31,422	27,345
Restructuring charges and transaction costs	5,028	6,648	7,812	9,468
Severance	5,377	1,869	10,291	15,851
Fair market value adjustment on contingent consideration liability	—	(1,982)	(140)	(1,982)
Amortization of acquired intangibles	17,502	18,746	33,980	37,504
Litigation and regulatory related expenses	1,938	3,517	3,647	4,220
Foreign currency	(138)	463	13	(31)
Non-income tax expense adjustment	295	(642)	(271)	(454)
Gain on acquisition of equity method investment	—	—	—	(4,230)
Fair market value adjustment to investment in private company	(758)	—	(758)	—
Loss allocation from equity method investments	757	1,256	4,045	3,286
Income attributable to non-controlling interest	(175)	(299)	(440)	(500)
Adjusted net income before income tax effect	58,434	42,657	114,642	84,529
Income tax effect (3)	(14,901)	(10,884)	(29,234)	(21,554)
Adjusted net income	$43,533	$31,773	$85,408	$62,975

Basic number of weighted-average shares outstanding	54,440,388	53,562,850	54,325,353	53,288,741
Effect of dilutive shares:
Options to purchase common stock	198,277	374,070	210,381	519,886
Unvested restricted stock units	435,023	322,140	536,186	475,990
Convertible notes	9,898,549	—	9,898,549	11,719
Warrants	53,648	—	65,026	22,714
Diluted number of weighted-average shares outstanding	65,025,885	54,259,060	65,035,495	54,319,050
Adjusted net income per share - diluted	$0.67	$0.59	$1.31	$1.16

(1)For the three months ended June 30, 2021 and 2020, the effective tax rate computed in accordance with GAAP equaled 217.1% and (31.4)%, respectively. For the six months ended June 30, 2021 and 2020, the effective tax rate computed in accordance with GAAP equaled 60.2% and 4.9%, respectively.
(2)Cash interest on the Company's convertible notes included only for the three and six month periods ended June 30, 2021 due to the adoption of ASU 2020-06 on January 1, 2021 (See Part I, “Note 2—Basis of Presentation”).
(3)An estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for both the three and six months ended June 30, 2021 and 2020.

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

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$240,297	$48,441	$—	$288,738
Deferred revenue fair value adjustment	80	—	—	80
Adjusted revenues	240,377	48,441	—	288,818

Income (loss) from operations	$32,459	$1,342	$(22,870)	$10,931
Add:
Deferred revenue fair value adjustment	80	—	—	80
Accretion on contingent consideration and purchase liability	168	19	—	187
Depreciation and amortization	23,127	6,883	—	30,010
Non-cash compensation expense	9,590	3,183	4,512	17,285
Restructuring charges and transaction costs	3,821	27	1,180	5,028
Non-income tax expense adjustment	105	190	—	295
Severance	1,096	1,687	2,594	5,377
Litigation and regulatory related expenses	—	1,938	—	1,938
Income attributable to non-controlling interest	(175)	—	—	(175)
Other	88	9	8	105
Adjusted EBITDA	$70,359	$15,278	$(14,576)	$71,061

	Three Months Ended June 30, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$187,685	$47,628	$—	$235,313
Deferred revenue fair value adjustment	77	—	—	77
Adjusted revenues	187,762	47,628	—	235,390

Income (loss) from operations	$19,867	$(941)	$(14,918)	$4,008
Add:
Deferred revenue fair value adjustment	77	—	—	77
Accretion on contingent consideration and purchase liability	373	(62)	—	311
Depreciation and amortization	20,081	8,362	—	28,443
Non-cash compensation expense	9,055	2,981	1,839	13,875
Restructuring charges and transaction costs	3,731	271	2,646	6,648
Non-income tax expense adjustment	(578)	(64)	—	(642)
Severance	1,437	432	—	1,869
Fair market value adjustment on contingent consideration liability	—	(1,982)	—	(1,982)
Litigation and regulatory related expenses	—	3,517	—	3,517
Income attributable to non-controlling interest	(17)	—	—	(17)
Other	(299)	—	—	(299)
Adjusted EBITDA	$53,727	$12,514	$(10,433)	$55,808

	Six Months Ended June 30, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$466,707	$97,136	$—	$563,843
Deferred revenue fair value adjustment	160	—	—	160
Adjusted revenues	$466,867	$97,136	$—	$564,003

Income (loss) from operations	$66,656	$2,631	$(41,541)	$27,746
Add:
Deferred revenue fair value adjustment	160	—	—	160
Accretion on contingent consideration and purchase liability	510	65	—	575
Depreciation and amortization	44,355	14,047	—	58,402
Non-cash compensation expense	17,419	6,024	7,979	31,422
Restructuring charges and transaction costs	5,186	174	2,452	7,812
Non-income tax expense adjustment	(430)	159	—	(271)
Severance	4,183	3,407	2,701	10,291
Fair market value adjustment on contingent consideration liability	—	(140)	—	(140)
Litigation and regulatory related expenses	—	3,647	—	3,647
Income attributable to non-controlling interest	(440)	—	—	(440)
Other	104	9	8	121
Adjusted EBITDA	$137,703	$30,023	$(28,401)	$139,325

	Six Months Ended June 30, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$386,105	$95,747	$—	$481,852
Deferred revenue fair value adjustment	516	—	—	516
Adjusted revenues	$386,621	$95,747	$—	$482,368

Income (loss) from operations	$31,207	$(5,526)	$(29,290)	$(3,609)
Add:
Deferred revenue fair value adjustment	516	—	—	516
Accretion on contingent consideration and purchase liability	746	164	—	910
Depreciation and amortization	39,501	16,625	—	56,126
Non-cash compensation expense	18,752	7,207	3,910	29,869
Restructuring charges and transaction costs	4,920	456	4,092	9,468
Non-income tax expense adjustment	(328)	(126)	—	(454)
Severance	12,439	2,092	1,320	15,851
Fair market value adjustment on contingent consideration liability	—	(1,982)	—	(1,982)
Litigation and regulatory related expenses	—	4,220	—	4,220
Income attributable to non-controlling interest	(500)	—	—	(500)
Other	(29)	—	—	(29)
Adjusted EBITDA	$107,224	$23,130	$(19,968)	$110,386

Liquidity and Capital Resources

As of June 30, 2021, we had total cash and cash equivalents of $369.5 million compared to $384.6 million as of December 31, 2020. We plan to use existing cash as of June 30, 2021, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities. As of June 30, 2021, we had $500.0 million available to borrow under our revolving credit facility, subject to covenant compliance.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$119,159	$65,023
Net cash used in investing activities	(109,368)	(62,914)
Net cash (used in) provided by financing activities	(24,308)	8,870
Effect of exchange rate on changes on cash	(524)	(1,342)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,041)	9,637
Cash, cash equivalents and restricted cash, end of period	369,673	92,392

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $119.2 million compared to net cash provided by operating activities of $65.0 million for the same period in 2020. The increase was primarily due to:

•An increase in pre-tax income period over period of $29.8 million; and
•An increase in the change in operating assets and liabilities of $22.6 million which is primarily timing related.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $109.4 million compared to net cash used in investing activities of $62.9 million for the same period in 2020. The increase was due to an increase in net cash disbursements of $25.5 million for proprietary technology and the related redemption of our equity interest in a privately held company, $7.0 million of increased purchases of property and equipment, an additional $6.1 million of internally developed software costs capitalized in 2021 as compared to the same period in 2020, $4.8 million of increased disbursements related to acquisitions and investments in privately held companies and a $3.0 million advance towards the acquisition of technology solutions being developed for us by an outside company in the current year period.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 was $24.3 million compared to net cash provided by financing activities of $8.9 million for the same period in 2020. On a year over year basis, our revolver activity resulted in a decrease of $15.0 million of cash inflows. Increased contingent consideration payments of $9.2 million, lower proceeds from stock option exercises of $6.1 million and share repurchases of $2.1 million in the current year period also contributed to this decrease.

Commitments and Off-Balance Sheet Arrangements

Purchase Obligations and Indemnifications

See “Part I, Item 1, Note 17—Commitments and Contingencies, Purchase Obligations and Indemnifications” for purchase obligations and indemnifications details.

Procurement of Technology Solutions

See “Part I, Item 1, Note 17—Commitments and Contingencies, Procurement of Technology Solutions” for details related to this transaction.

Legal Proceedings

See “Part I, Item 1, Note 17—Commitments and Contingencies, Legal Proceedings” for legal proceedings details.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

On February 25, 2016, we announced that our Board had authorized a share repurchase program under which we may repurchase up to 2,000,000 shares of our common stock. The following purchases of equity securities were made under the share repurchase program in the three months ended June 30, 2021:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2021 through April 30, 2021	—	$—	—	1,932,163
May 1, 2021 through May 31, 2021	6,261	67.91	6,261	1,925,902
June 1, 2021 through June 30, 2021	—	—	—	1,925,902
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
10.1
Envestnet, Inc. 2010 Long-Term Incentive Plan, as amended through the Fifth Amendment (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 13, 2021 and incorporated by reference herein) *

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

________________________________

* Management contract or compensation plan.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (iii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2021 and 2020; (vi) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2021.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer