Form 10-Q
period 2021-09-30
ENVESTNET, INC.
filed 2021-11-09
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of November 1, 2021, Envestnet, Inc. had 54,644,263 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$393,799	$384,565
Fees receivable, net	116,137	80,064
Prepaid expenses and other current assets	39,585	40,570
Total current assets	549,521	505,199

Property and equipment, net	48,158	47,969
Internally developed software, net	125,590	96,501
Intangible assets, net	417,644	435,041
Goodwill	924,504	906,773
Operating lease right-of-use assets, net	93,204	105,249
Other non-current assets	58,724	47,558
Total assets	$2,217,345	$2,144,290

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$200,206	$158,548
Accounts payable	21,763	18,003
Operating lease liabilities	12,021	13,649
Contingent consideration	806	11,251
Deferred revenue	34,609	34,918
Total current liabilities	269,405	236,369

Long-term debt	847,633	756,503
Non-current operating lease liabilities	107,852	112,182
Deferred tax liabilities, net	27,754	34,740
Other non-current liabilities	17,626	28,678
Total liabilities	1,270,270	1,168,472

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 68,636,215 and 67,832,706 shares issued as of September 30, 2021 and December 31, 2020, respectively; 54,617,904 and 54,093,535 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	343	339
Additional paid-in capital	1,108,864	1,166,774
Accumulated deficit	(32,879)	(79,912)
Treasury stock at cost, 14,018,311 and 13,739,171 shares as of September 30, 2021 and December 31, 2020, respectively	(129,877)	(110,466)
Accumulated other comprehensive loss	(2,016)	(398)
Total stockholders’ equity	944,435	976,337
Non-controlling interest	2,640	(519)
Total equity	947,075	975,818
Total liabilities and equity	$2,217,345	$2,144,290
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Asset-based	$184,008	$137,744	$513,458	$394,801
Subscription-based	113,572	107,897	335,905	317,427
Total recurring revenues	297,580	245,641	849,363	712,228
Professional services and other revenues	5,473	6,918	17,533	22,183
Total revenues	303,053	252,559	866,896	734,411

Operating expenses:
Cost of revenues	109,836	78,545	303,199	222,327
Compensation and benefits	109,839	94,428	316,101	300,423
General and administration	39,393	38,979	117,463	118,537
Depreciation and amortization	29,850	28,951	88,252	85,077
Total operating expenses	288,918	240,903	825,015	726,364

Income from operations	14,135	11,656	41,881	8,047
Other expense, net	(3,551)	(8,836)	(14,803)	(18,546)
Income (loss) before income tax provision (benefit)	10,584	2,820	27,078	(10,499)

Income tax provision (benefit)	(854)	497	9,074	(161)

Net income (loss)	11,438	2,323	18,004	(10,338)
Add: Net (income) loss attributable to non-controlling interest	302	(413)	401	(12)
Net income (loss) attributable to Envestnet, Inc.	$11,740	$1,910	$18,405	$(10,350)

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$0.22	$0.04	$0.34	$(0.19)
Diluted	$0.21	$0.03	$0.33	$(0.19)

Weighted average common shares outstanding:
Basic	54,547,858	53,800,048	54,400,247	53,464,101
Diluted	55,388,627	55,558,983	55,287,972	53,464,101

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Envestnet, Inc.	$11,740	$1,910	$18,405	$(10,350)
Foreign currency translation gains (losses), net of taxes	270	1,739	(1,618)	290
Comprehensive income (loss) attributable to Envestnet, Inc.	$12,010	$3,649	$16,787	$(10,060)

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

-continued-

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, June 30, 2021	68,459,262	$342	(13,963,399)	$(125,583)	$1,089,263	$(2,286)	$(44,619)	$349	$917,466
Exercise of stock options	12,954	—	—	—	347	—	—	—	347
Issuance of common stock - vesting of restricted stock units	163,999	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	18,760	—	—	—	18,760
Shares withheld to satisfy tax withholdings	—	—	(54,912)	(4,294)	—	—	—	—	(4,294)
Capital contribution - non-controlling interest	—	—	—	—	661	—	—	2,517	3,178
Foreign currency translation gain, net of taxes	—	—	—	—	—	270	—	—	270
Other	—	—	—	—	(167)	—	—	76	(91)
Net income (loss)	—	—	—	—	—	—	11,740	(302)	11,438
Balance, September 30, 2021	68,636,215	$343	(14,018,311)	$(129,877)	$1,108,864	$(2,016)	$(32,879)	$2,640	$947,075

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

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$18,004	$(10,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,252	85,077
Provision for doubtful accounts	2,051	2,323
Deferred income taxes	7,078	79
Non-cash compensation expense	50,307	45,721
Non-cash interest expense	4,889	12,255
Accretion on contingent consideration and purchase liability	656	1,308
Payments of contingent consideration	(2,360)	—
Fair market value adjustment to contingent consideration liability	(1,067)	(2,056)
Fair market value adjustment to investment in private company	(758)	—
Gain on settlement of liability	(1,206)	—
Gain on acquisition of equity method investment	—	(4,230)
Loss allocation from equity method investments	5,553	4,280
Impairment of right of use assets	1,537	1,426
Other	249	556
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	(38,030)	(10,825)
Prepaid expenses and other current assets	569	(11,139)
Other non-current assets	4,854	(1,807)
Accrued expenses and other liabilities	26,637	3,393
Accounts payable	4,122	12,084
Deferred revenue	(1,065)	1,488
Other non-current liabilities	(298)	2,084
Net cash provided by operating activities	169,974	131,679

INVESTING ACTIVITIES:
Purchases of property and equipment	(15,779)	(8,824)
Capitalization of internally developed software	(49,024)	(40,257)
Investments in private companies	(8,926)	(13,875)
Acquisition of proprietary technology	(25,517)	—
Acquisitions of businesses, net of cash acquired	(32,794)	(20,257)
Advance for technology solutions	(3,000)	—
Net cash used in investing activities	(135,040)	(83,213)

-continued-

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes due 2025	—	517,500
Convertible Notes due 2025 issuance costs	—	(14,540)
Proceeds from borrowings on revolving credit facility	—	45,000
Payments on revolving credit facility	—	(305,000)
Capital contributions - non-controlling shareholders	3,201	—
Payments of deferred consideration on prior acquisitions	—	(1,879)
Payments of contingent consideration	(9,200)	—
Proceeds from exercise of stock options	920	8,053
Taxes paid in lieu of shares issued for stock-based compensation	(17,314)	(16,283)
Share repurchases	(2,097)	—
Other	(666)	3
Net cash provided by (used in) financing activities	(25,156)	232,854

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(544)	(1,009)

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,234	280,311

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	384,714	82,755

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$393,948	$363,066

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$5,895	$5,349
Supplemental disclosure of cash flow information - cash paid during the period for interest	7,794	9,652

Supplemental disclosure of non-cash operating, investing and financing activities:
Contingent consideration issued in acquisition of businesses	—	5,239
Purchase liabilities included in accrued expenses and other liabilities	—	632
Purchase liabilities included in other non-current liabilities	2,951	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	449	1,104
Internally developed software costs included in accrued expenses and other liabilities	1,060	—
Membership interest liabilities included in other non-current liabilities	373	3,221
Leasehold improvements funded by lease incentive	164	1,766
Assets obtained in exchange for lease liabilities	4,387	—
Transfer of non-controlling units	—	771

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

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2020 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2021 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	September 30,	September 30,
	2021	2020

	(in thousands)
Cash and cash equivalents	$393,799	$362,918
Restricted cash included in prepaid expenses and other current assets	149	—
Restricted cash included in other non-current assets	—	148
Total cash, cash equivalents and restricted cash	$393,948	$363,066

Financial Impacts Related To COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak continues to cause disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will continue to depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the overall financial effect of the pandemic at this time, as the pandemic continues, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. As of September 30, 2021, these condensed consolidated financial statements do not reflect any adjustments as a result of the pandemic.

Related Party Transactions

The Company has a 4.3% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenues from the private services company totaled $4.2 million and $2.9 million in the three months ended September 30, 2021 and 2020, respectively. Revenues from the private services company totaled $11.9 million and $8.0 million in the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had recorded a net receivable of $3.3 million and $2.1 million, respectively, from the private services company.

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

3.Acquisitions

Acquisition of Proprietary Technology

The Company previously owned approximately 29% of the outstanding units in a privately held company and accounted for it as an equity method investment. On March 11, 2021, the Company entered into an intellectual property purchase agreement with this privately held company to acquire all of the proprietary technology developed by the privately held company for approximately $35.5 million. Concurrent with the intellectual property purchase agreement, the Company also entered into a redemption agreement with the same privately held company to redeem the Company's previously held equity interest for approximately $10.0 million. The Company accounted for these two arrangements as a single unit of account. As of the acquisition date, the net cost of the proprietary technology acquired, including capitalized transaction costs, was approximately $24.5 million, which will be amortized over a five-year period on a straight-line basis. The proprietary technology has been integrated into the Envestnet Wealth Solutions segment.

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

Harvest provides automated goals-based saving and wealth solutions tools to customers of banks, credit unions, trust companies, and other financial institutions. The acquisition optimizes the Company's API-based financial wellness ecosystem, and also helps strengthen the Company's foothold to enable embedded finance, which the Company sees as a key driver of the future of financial services.

In connection with the Harvest Acquisition, the Company paid estimated consideration of $32.8 million (of which $3.0 million is being held in escrow for 18 months after the closing date), net of cash acquired, subject to certain post-closing adjustments. The Company funded the acquisition with cash on hand.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate
	(in thousands)
Tangible assets acquired, net of cash(1)	$2,032	$3,938	$5,970
Total liabilities assumed	(596)	54	(542)
Identifiable intangible assets	9,500	—	9,500
Goodwill	21,858	(3,992)	17,866
Total net assets acquired	$32,794	$—	$32,794

(1) The Company recorded measurement period adjustments of $4.0 million primarily due to the establishment of deferred tax assets in the three months ended September 30, 2021.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenues as a result of potential cross selling opportunities, as well as enhancements to the Company's existing technologies. The goodwill is not deductible for income tax purposes.

A summary of estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

	Preliminary Estimate (in thousands)	Estimated Useful Life in Years	Amortization Method
Proprietary technology	$6,900	6	Straight-line
Customer list	2,600	14	Accelerated
Total intangible assets acquired	$9,500

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

For the three and nine months ended September 30, 2021, the Company’s acquisition related costs were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2021.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Prepaid technology	$14,825	$13,165
Non-income tax receivables	7,031	6,571
Income tax prepayments and receivables	4,012	1,684
Prepaid insurance	3,035	1,777
Advance payroll taxes and benefits	1,449	6,429
Other	9,233	10,944
Total prepaid expenses and other current assets	$39,585	$40,570

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
5.Property and Equipment, Net

Property and equipment, net consisted of the following:

		September 30,	December 31,
	Estimated Useful Life	2021	2020

		(in thousands)
Cost:
Computer equipment and software	3 years	$72,415	$72,443
Leasehold improvements	Shorter of the lease term or useful life of the asset	43,860	37,671
Office furniture and fixtures	3-7 years	12,243	11,249
Office equipment and other	3-5 years	5,810	7,151
Building and building improvements	7-39 years	2,669	2,669
Land	Not applicable	940	940
		137,937	132,123
Less: accumulated depreciation and amortization		(89,779)	(84,154)
Total property and equipment, net		$48,158	$47,969

During the three and nine months ended September 30, 2021, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $1.8 million and $9.6 million, respectively. During the three and nine months ended September 30, 2021, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $0.4 million and $1.0 million million, respectively.

During the three and nine months ended September 30, 2020, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $1.0 million and $5.5 million, respectively. During the three and nine months ended September 30, 2020, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $1.4 million and $2.1 million, respectively.

Gains and losses on asset retirements during the three and nine months ended September 30, 2021 and 2020 were not material.

Depreciation and amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Depreciation and amortization expense	$4,998	$5,341	$15,887	$16,021

6.Internally Developed Software

Internally developed software, net consisted of the following:

		September 30,	December 31,
	Estimated Useful Life	2021	2020

		(in thousands)
Internally developed software	5 years	$209,703	$159,619
Less: accumulated amortization		(84,113)	(63,118)
Internally developed software, net		$125,590	$96,501

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Amortization expense	$7,462	$5,100	$20,995	$13,042

7.Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Balance at December 31, 2020	$603,350	$303,423	$906,773
Harvest Acquisition	17,866	—	17,866
Foreign exchange rates	—	(135)	(135)
Balance at September 30, 2021	$621,216	$303,288	$924,504

Intangible assets, net consisted of the following:

	September 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)
Customer lists	$593,820	$(233,477)	$360,343	$591,520	$(198,555)	$392,965
Proprietary technologies	85,324	(38,439)	46,885	54,914	(26,949)	27,965
Trade names	33,700	(23,284)	10,416	33,700	(19,589)	14,111
Total intangible assets	$712,844	$(295,200)	$417,644	$680,134	$(245,093)	$435,041

There were no material retirements of intangible assets during the three and nine months ended September 30, 2021 and 2020.

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Amortization expense	$17,390	$18,510	$51,370	$56,014

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
8.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Accrued investment manager fees	$88,963	$57,894
Accrued compensation and related taxes	80,549	71,039
Accrued professional services	8,453	9,240
Accrued technology	7,032	4,701
Non-income tax payables	4,615	8,398
Accrued purchase consideration	4,008	—
Other accrued expenses	6,586	7,276
Total accrued expenses and other liabilities	$200,206	$158,548

In the fourth quarter of 2020, as part of an organizational realignment, the Company entered into separation agreements with several employees. In connection with this realignment, the Company recognized a net credit of $0.1 million of severance expense in the three months ended September 30, 2021. Total severance expense related to this program for the nine months ended September 30, 2021 was $5.1 million. The Company has approximately $1.6 million and $5.1 million in accrued compensation and related taxes associated with these separation agreements as of September 30, 2021 and December 31, 2020, respectively.

9.Debt

The Company’s outstanding debt obligations as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
Revolving credit facility balance	$—	$—

Convertible Notes due 2023	$345,000	$345,000
Unamortized issuance costs on Convertible Notes due 2023	(3,491)	(4,306)
Unaccreted discount on Convertible Notes due 2023	—	(24,058)
Convertible Notes due 2023 carrying value	$341,509	$316,636

Convertible Notes due 2025	$517,500	$517,500
Unamortized issuance costs on Convertible Notes due 2025	(11,376)	(11,731)
Unaccreted discount on Convertible Notes due 2025	—	(65,902)
Convertible Notes due 2025 carrying value	$506,124	$439,867

Amended Credit Agreement

At September 30, 2021, the Company was not in compliance with a covenant in its revolving credit agreement (the “Amended Credit Agreement”) that limits the Company's ability to make investments in an aggregate amount not to exceed $25.0 million, unless specifically identified in the Amended Credit Agreement. The banks have waived this non-compliance. Furthermore, on October 29, 2021, the banks and the Company entered into a Third Amendment to the Amended Credit Agreement whereby the investment threshold was increased from $25.0 million to $50.0 million. The Company was in compliance with all other covenants in the Amended Credit Agreement as of September 30, 2021.

As of September 30, 2021, the Company had all $500.0 million available to borrow under the revolving credit facility, subject to covenant compliance.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Convertible Notes due 2023

Upon adoption of ASU 2020-06, effective January 1, 2021, the embedded conversion option, or equity component, is no longer separated from the host contract and recognized within additional paid-in capital and is instead now accounted for as a single liability measured at amortized cost within Long-term debt in the condensed consolidated balance sheets. Accordingly, as of September 30, 2021, the Convertible Notes due 2023 are presented at their gross proceeds of $345.0 million less unamortized debt issuance costs of $3.5 million with no future accretion of the original issue discount necessary.

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

The effective interest rate of the Convertible Notes due 2023 was approximately 2.4% for the three and nine months ended September 30, 2021. The effective interest rate of the Convertible Notes due 2023 was approximately 6% for the three and nine months ended September 30, 2020. The effective interest rate of the Convertible Notes due 2023 is equal to the stated interest rate plus the amortization of the debt issuance costs subsequent to adoption of ASU 2020-06. Prior to the adoption of ASU 2020-06, the effective interest rate calculation also included the amortization of the original issue discount.

Convertible Notes due 2025

Upon adoption of ASU 2020-06, effective January 1, 2021, the embedded conversion option, or equity component, is no longer separated from the host contract and recognized within additional paid-in capital and is instead now accounted for as a single liability measured at amortized cost within Long-term debt in the condensed consolidated balance sheets. Accordingly, as of September 30, 2021, the Convertible Notes due 2025 are presented at their gross proceeds of $517.5 million less unamortized debt issuance costs of $11.4 million with no future accretion of the original issue discount necessary.

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

The effective interest rate of the Convertible Notes due 2025 was approximately 1.3% for the three and nine months ended September 30, 2021. The effective interest rate of the Convertible Notes due 2025 was approximately 4.0% for the three months ended September 30, 2020. The effective interest rate of the Convertible Notes due 2025 was equal to the stated interest rate plus the amortization of the debt issuance costs subsequent to adoption of ASU 2020-06. Prior to the adoption of ASU 2020-06, the effective interest rate calculation also included the amortization of the original issue discount.

See “Note 14—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income per share.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Interest Expense

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Coupon interest	$2,479	$1,951	$7,439	$4,962
Amortization of issuance costs	1,443	922	4,295	2,186
Undrawn and other fees	320	191	948	477
Interest on revolving credit facility	—	1,259	—	5,786
Accretion of debt discount	—	3,816	—	8,496
Total interest expense	$4,242	$8,139	$12,682	$21,907

For the three and nine months ended September 30, 2021, total interest expense related to the Convertible Notes due 2023 and the Convertible Notes due 2025 (collectively, the "Convertible Notes") was $3.7 million and $11.1 million, respectively, with coupon interest expense of $2.5 million and $7.4 million and the amortization of debt discount and issuance costs of $1.2 million and $3.7 million, respectively.

For the three and nine months ended September 30, 2020, total interest expense related to the Convertible Notes was $6.5 million and $15.0 million, respectively, with coupon interest expense of $2.0 million and $5.0 million and the amortization of debt discount and issuance costs of $4.5 million and $10.0 million, respectively.

10.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, based on the three-tier fair value hierarchy, as defined in ASC 820, “Fair Value Measurements and Disclosures”:

	September 30, 2021
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$1,720	$1,720	$—	$—
Investment in private company	1,508	—	1,508	—
Assets to fund deferred compensation liability	10,753	—	—	10,753
Total assets	$13,981	$1,720	$1,508	$10,753
Liabilities:
Contingent consideration	$806	$—	$—	$806
Deferred compensation liability	9,645	9,645	—	—
Total liabilities	$10,451	$9,645	$—	$806

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	December 31, 2020
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$84,110	$84,110	$—	$—
Assets to fund deferred compensation liability	9,961	—	—	9,961
Total assets	$94,071	$84,110	$—	$9,961
Liabilities:
Contingent consideration	$12,559	$—	$—	$12,559
Deferred compensation liability	8,720	8,720	—	—
Total liabilities	$21,279	$8,720	$—	$12,559

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the nine months ended September 30, 2021.

Fair Value of Investment in Private Company

The Company has an investment of $1.5 million in a privately held company that it does not have the ability to exercise significant influence. The Company elected the measurement alternative for this investment as it did not have a readily determinable fair value. The investment is included in other non-current assets on the condensed consolidated balance sheets and measured at cost, less impairment, adjusted by observable price changes. Any adjustments resulting from impairment or observable price changes in orderly transactions for identical or similar investment of the same issuer are recorded within other expense, net in the condensed consolidated statements of operations and are considered to be a Level II fair value measurement. During the nine months ended September 30, 2021, the Company recorded a $0.8 million adjustment to the carrying value of the investment, resulting from observable price changes.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The table below presents a reconciliation of the Company's contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2020 to September 30, 2021:

Fair Value of Contingent Consideration Liabilities
(in thousands)
Balance at December 31, 2020	$12,559
Fair market value adjustment on contingent consideration liability	(667)
Accretion on contingent consideration	474
Payments of contingent consideration	(11,560)
Balance at September 30, 2021	$806

Fair Value of Deferred Compensation Liability

The table below presents a reconciliation of the assets used to fund deferred the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2020 to September 30, 2021:

Fair Value of Assets to Fund Deferred Compensation Liability
(in thousands)
Balance at December 31, 2020	$9,961
Contributions	215
Fair value adjustments	577
Balance at September 30, 2021	$10,753

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

Fair Value of Debt Agreements

The Company considered the Convertible Notes due 2023 and the Convertible Notes due 2025 to be Level II liabilities at September 30, 2021 and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on September 30, 2021 (See “Note 9—Debt”).

As of September 30, 2021, the carrying value of the Convertible Notes due 2023 equaled $341.5 million and represented the aggregate principal amount outstanding less the unamortized debt issuance costs. As of December 31, 2020, the carrying value of the Convertible Notes due 2023 equaled $316.6 million and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Convertible Notes due 2023 was $434.7 million and $460.8 million, respectively.

As of September 30, 2021, the carrying value of the Convertible Notes due 2025 equaled $506.1 million and represented the aggregate principal amount outstanding less the unamortized debt issuance costs. As of December 31, 2020, the carrying value of the Convertible Notes due 2025 equaled $439.9 million and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Convertible Notes due 2025 was $523.0 million and $540.8 million, respectively.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Fair Value of Other Financial Assets and Liabilities

The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2021 based upon the short-term nature of these assets and liabilities.

11.Revenues and Cost of Revenues

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended September 30,
	2021			2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated

	(in thousands)
Revenues:
Asset-based	$184,008	$—	$184,008	$137,744	$—	$137,744
Subscription-based	66,988	46,584	113,572	62,783	45,114	107,897
Total recurring revenues	250,996	46,584	297,580	200,527	45,114	245,641
Professional services and other revenues	3,738	1,735	5,473	3,767	3,151	6,918
Total revenues	$254,734	$48,319	$303,053	$204,294	$48,265	$252,559

	Nine Months Ended September 30,
	2021			2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated

	(in thousands)
Revenues:
Asset-based	$513,458	$—	$513,458	$394,801	$—	$394,801
Subscription-based	197,663	138,242	335,905	184,516	132,911	317,427
Total recurring revenues	711,121	138,242	849,363	579,317	132,911	712,228
Professional services and other revenues	10,320	7,213	17,533	11,082	11,101	22,183
Total revenues	$721,441	$145,455	$866,896	$590,399	$144,012	$734,411

One customer accounted for more than 10% of the Company’s total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fidelity	17%	15%	17%	15%

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
One customer accounted for more than 10% of the Envestnet Wealth Solutions segment’s revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fidelity	21%	18%	20%	18%

No single customer accounted for more than 10% of the Envestnet Data & Analytics segment’s revenue for any period presented.

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
United States	$298,022	$247,692	$851,683	$718,246
International	5,031	4,867	15,213	16,165
Total revenues	$303,053	$252,559	$866,896	$734,411

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021:

Years ending December 31,	(in thousands)
Remainder of 2021	$72,598
2022	236,203
2023	150,088
2024	79,617
2025	42,978
Thereafter	22,606
Total	$604,090

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

Contract Balances

Total deferred revenue as of September 30, 2021 decreased by $1.0 million during the nine months ended September 30, 2021, primarily the result of revenue growth, timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $5.3 million and $5.2 million for the three months ended September 30, 2021 and 2020, respectively. The amount of revenue recognized that was included in the opening deferred revenue balance was $31.6 million and $31.0 million for the nine months ended September 30, 2021 and 2020, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $11.1 million and $10.8 million as of September 30, 2021 and December 31, 2020, respectively. Amortization expense for the deferred sales incentive compensation was $1.2 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for the deferred sales incentive compensation was $3.3 million and $2.9 million for the nine months ended September 30, 2021 and 2020, respectively. Deferred sales incentive compensation is included in other non-current assets on the condensed consolidated balance sheets and amortization expense is included in compensation and benefits expenses on the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the periods.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses in the condensed consolidated statements of operations.

Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Asset-based	$102,298	$71,133	$281,829	$201,600
Subscription-based	7,355	7,291	20,986	20,375
Professional services and other	183	121	384	352
Total cost of revenues	$109,836	$78,545	$303,199	$222,327

12.Stock-Based Compensation

The Company has stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”).

As approved by the Company's shareholders at the Company's 2021 Annual Meeting of Shareholders, the 2010 Plan was amended whereby the maximum number of shares of common stock that may be delivered under the 2010 Plan was increased from 8,925,000 to 12,375,000. As of September 30, 2021, the maximum number of common shares available for future issuance under the Company’s plans is 3,747,932.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Stock-based compensation expense	$18,512	$15,729	$49,934	$42,500
Tax effect on stock-based compensation expense	(4,720)	(4,011)	(12,733)	(10,837)
Net effect on income	$13,792	$11,718	$37,201	$31,663

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the three and nine months ended September 30, 2021 and 2020.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Stock Options

The Company has not granted any stock options since January 2019. The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2020	438,040	$36.28	4.1	$20,156
Exercised	(44,079)	20.87
Forfeited	(1,277)	49.02
Outstanding as of September 30, 2021	392,684	37.97	3.6	16,601
Options exercisable	353,781	$36.75	3.2	$15,384

Exercise prices of stock options outstanding as of September 30, 2021 range from $10.40 to $55.29. At September 30, 2021, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 0.3 years.

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

The following is a summary of the activity for unvested restricted stock units and performance stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,345,347	$70.56	302,797	$72.50
Granted	1,140,358	70.43	119,699	69.66
Vested	(696,906)	69.58	(62,524)	61.53
Forfeited	(170,011)	70.57	(10,954)	78.97
Outstanding as of September 30, 2021	1,618,788	70.89	349,018	73.28

At September 30, 2021, there was $97.2 million of unrecognized stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted-average period of 2.0 years. At September 30, 2021, there was $11.2 million of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units, which the Company expects to recognize over a weighted-average period of 1.9 years.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
13. Income Taxes

The following table includes the Company’s income (loss) before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except for effective tax rate)
Income (loss) before income tax provision (benefit)	$10,584	$2,820	$27,078	$(10,499)
Income tax provision (benefit)	(854)	497	9,074	(161)
Effective tax rate	(8.1)%	17.6%	33.5%	1.5%

Under ASC 740-270-25, the Company is required to report income tax expense by applying a projected annual effective tax rate (“AETR”) to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The effective tax rate (“ETR”) for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of actual pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change. For the three and nine months ended September 30, 2021 and 2020, the Company’s ETR was impacted by the change in forecasted and actual year-to-date pre-tax book income.

For the three months ended September 30, 2021, the Company’s effective tax rate differed from the statutory rate primarily due to the increase in forecasted book income for the year, the decrease in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets, including the valuation allowance impact of the Harvest acquisition, and the windfall from stock-based compensation.

For the nine months ended September 30, 2021, the Company’s effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets, including the valuation allowance impact of the Harvest acquisition, permanent book-tax differences, and the impact of state and local taxes offset by federal and state research and development (“R&D”) credits.

For the three and nine months ended September 30, 2020, the Company's effective tax rate differed from the statutory rate primarily due to the change in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets and the impact of state and local taxes, partially offset by the permanent book tax differences, the windfall from stock-based compensation, the impact of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") related to net operating loss ("NOL") carryback, and federal and state R&D credits.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except share and per share data)
Net income (loss) attributable to Envestnet, Inc. (a)	$11,740	$1,910	$18,405	$(10,350)

Weighted-average common shares outstanding:
Basic (b)	54,547,858	53,800,048	54,400,247	53,464,101
Effect of dilutive shares:
Options to purchase common stock	201,103	331,728	207,281	—
Unvested restricted stock units	570,515	610,442	614,005	—
Convertible Notes	—	730,267	—	—
Warrants	69,151	86,498	66,439	—
Diluted (c)	55,388,627	55,558,983	55,287,972	53,464,101

Net income (loss) per share attributable to Envestnet, Inc common stock:
Basic (a/b)	$0.22	$0.04	$0.34	$(0.19)
Diluted (a/c)	$0.21	$0.03	$0.33	$(0.19)
Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Options to purchase common stock	—	—	—	556,252
Unvested RSUs and PSUs	—	—	—	1,766,715
Warrants	—	—	—	470,000
Convertible Notes	9,898,549	4,848,044	9,898,549	9,898,549
Total anti-dilutive securities	9,898,549	4,848,044	9,898,549	12,691,516

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Envestnet Wealth Solutions	$34,386	$29,683	$101,042	$60,890
Envestnet Data & Analytics	1,265	(1,238)	3,896	(6,764)
Nonsegment operating expenses	(21,516)	(16,789)	(63,057)	(46,079)
Income from operations	14,135	11,656	41,881	8,047
Other expense, net	(3,551)	(8,836)	(14,803)	(18,546)
Consolidated income (loss) before income tax benefit	10,584	2,820	27,078	(10,499)
Income tax provision (benefit)	(854)	497	9,074	(161)
Consolidated net income (loss)	11,438	2,323	18,004	(10,338)
Add: Net (income) loss attributable to non-controlling interest	302	(413)	401	(12)
Consolidated net income (loss) attributable to Envestnet, Inc.	$11,740	$1,910	$18,405	$(10,350)

The information in the above table is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses may include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the three and nine months ended September 30, 2021 and 2020.

A summary of consolidated total assets follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
Envestnet Wealth Solutions	$1,704,660	$1,634,153
Envestnet Data & Analytics	512,685	510,137
Consolidated total assets	$2,217,345	$2,144,290

See “Note 11—Revenues and Cost of Revenues” for detail of revenues by segment.

16.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	September 30,	December 31,
	2021	2020

	(in thousands)
United States	$170,812	$140,651
India	2,603	2,970
Other	333	849
Total long-lived assets, net	$173,748	$144,470

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

The Company and Yodlee were also named as defendants in a putative class action lawsuit filed on August 25, 2020, by Plaintiff Deborah Wesch in the United States District Court for the Northern District of California. On October 21, 2020, an amended class action complaint was filed by Plaintiff Wesch and nine additional named plaintiffs. The case caption is Deborah Wesch, et al., v. Yodlee, Inc., et al., Case No. 3:20-cv-05991-SK. Plaintiffs allege that Yodlee unlawfully collected their financial transaction data when plaintiffs linked their bank accounts to a mobile application that uses Yodlee’s API, and plaintiffs further allege that Yodlee unlawfully sold the transaction data to third parties. The complaint alleges violations of certain California statutes and common law, including the Unfair Competition Law, and federal statutes, including the Stored Communications Act. Plaintiffs are seeking monetary damages and equitable and injunctive relief on behalf of themselves and a putative nationwide class and California subclass of persons who provided their log-in credentials to a Yodlee-powered app in an allegedly similar manner from 2014 to the present. The Company believes that it is not properly named as a defendant in the lawsuit and it further believes, along with Yodlee, that plaintiffs’ claims are without merit. On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint. On February 16, 2021, the district court granted in part and denied in part Yodlee’s motion to dismiss the amended complaint and granted the plaintiffs leave to further amend. The Court reserved ruling on the Company’s motion to dismiss and granted limited jurisdictional discovery to the plaintiffs. On March 15, 2021, Plaintiffs filed a second amended class action complaint re-alleging, among others, the claims the district court had dismissed. The second amended complaint did not allege any claims against the Company or Yodlee that were not previously alleged in first amended complaint. On May 5, 2021, the Company filed a motion to dismiss all claims asserted against it in the second amended complaint, and Yodlee filed a motion to dismiss most claims asserted against it in the second amended complaint. On July 19, 2021, the Court granted in part Yodlee’s motion, resulting in the dismissal of all federal law claims and two of the state-law claims. On August 5, 2021, the Court granted the Company's motion to dismiss, and dismissed the Company from the lawsuit. Discovery has begun on the remaining state law claims against Yodlee. On October 9, 2021, Yodlee filed a motion for summary judgment, which is currently scheduled for a hearing in late January 2022. Yodlee will continue to vigorously defend the claims against it.

The Company’s subsidiary, Envestnet Asset Management, Inc. (“EAM”), has been named as a defendant in two putative class action lawsuits filed on December 28, 2020 and March 4, 2021, respectively, in the United States District Court for the Northern District of Alabama. The case captions are Drake v. BBVA USA Bancshares, Inc. et al., No. 2:20-CV-02076-ACA (“Drake”) and Ferguson v. BBVA Compass Bancshares, Inc. et al, No. 2:19-CV-01135-MHH (“Ferguson”). The material allegations of both cases are identical. The plaintiff alleges that EAM, acting as investment advisor to BBVA USA Bancshares, Inc.’s Compass SmartInvestor 401(k) Plan (the “SmartInvestor Plan”), along with BBVA and others, breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the selection and maintenance of the SmartInvestor Plan’s investment options. The plaintiff seeks unspecified damages on behalf of a class of SmartInvestor Plan participants from July 17, 2013 through December 28, 2020. On August 27, 2021, the Court granted EAM’s motion to dismiss the Drake lawsuit. On September 3, 2021, the Court granted EAM’s motion to dismiss the Ferguson lawsuit.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded an accrual for any claims as of September 30, 2021. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. As of September 30, 2021 and December 31, 2020, the Company estimated a sales and use tax liability of $3.8 million and $6.6 million, respectively, related to revenues in multiple jurisdictions. This amount is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

As of September 30, 2021 and December 31, 2020, the Company also estimated a sales and use tax receivable of $2.8 million and $2.1 million, respectively, related to the estimated recoverability of a portion of the liability from customers. This amount is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Additional future information obtained from the applicable jurisdictions may affect the Company's estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

18.Subsequent Events

Investment in YieldX

On October 1, 2021, the Company acquired a 6.8% ownership interest in YieldX Inc. ("YieldX"), a Delaware corporation, for cash consideration of $15.0 million. YieldX provides an end-to-end digital platform with smart workflows, artificial intelligence powered analytics and a reimagined user experience for financial professionals and investors in the fixed income markets. The Company elected the measurement alternative for this investment as it did not have a readily determinable fair value. The investment is measured at cost, less impairment, adjusted by observable price changes.

In connection with this investment, the Company also entered into a commercial agreement with YieldX to integrate the products and solutions of YieldX into the Company’s platform offering. The consideration under the commercial agreement includes a warrant and quarterly cash payments subject to the satisfaction of certain performance targets.

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

In connection with the Harvest Acquisition, we paid estimated consideration of $32.8 million (of which $3.0 million is being held in escrow for 18 months after the closing date), net of cash acquired, subject to certain post-closing adjustments. We funded the acquisition with cash on hand.

We recorded estimated goodwill of $17.9 million, which is not deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $9.5 million. The tangible assets acquired and liabilities assumed were not material.

Organizational Realignment

In the fourth quarter of 2020, as part of an organizational realignment, we entered into separation agreements with several employees. In connection with this realignment, we recognized a net credit of $0.1 million of severance expense in the three months ended September 30, 2021. Total severance expense related to this program for the nine months ended September 30, 2021 was $5.1 million. As of September 30, 2021, we had approximately $1.6 million in accrued compensation and related taxes associated with these separation agreements.

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

Uncertainties Related to COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak continues to cause disruptions to businesses and markets worldwide as the virus spreads. The extent of the effect on our operational and financial performance will continue to depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although we are unable to estimate the overall financial effect of the pandemic at this time, as the pandemic continues, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. As of September 30, 2021, these condensed consolidated financial statements do not reflect any adjustments as a result of the pandemic.

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

Envestnet Wealth Solutions Segment

Envestnet empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By September 30, 2021, Envestnet’s platform assets grew to more than $5.4 trillion in approximately 17 million accounts overseen by more than 108,000 advisors.

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
We offer these solutions principally through the following product and services suites:
•Envestnet | Enterprise provides an end-to-end open architecture wealth management platform through which advisors can construct portfolios for clients. It begins with aggregated household data, which then leads to the creation of a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to more than 22,000 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics and digital advice capabilities to customers.

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

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2020	2020	2021	2021	2021

	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$228,905	$263,043	$286,039	$315,422	$327,279
Assets under Administration (“AUA”)	375,860	405,365	408,858	426,416	431,040
Total AUM/A	604,765	668,408	694,897	741,838	758,319
Subscription	3,498,353	3,892,814	4,132,917	4,447,733	4,670,827
Total Platform Assets	$4,103,118	$4,561,222	$4,827,814	$5,189,571	$5,429,146
Platform Accounts
AUM	1,018,817	1,073,122	1,138,183	1,209,761	1,276,066
AUA	1,318,730	1,276,975	1,192,668	1,163,991	1,193,069
Total AUM/A	2,337,547	2,350,097	2,330,851	2,373,752	2,469,135
Subscription	10,639,399	11,079,048	11,453,434	11,712,573	14,810,664
Total Platform Accounts	12,976,946	13,429,145	13,784,285	14,086,325	17,279,799
Advisors
AUM/A	41,450	41,206	41,177	41,259	41,696
Subscription	63,862	65,104	65,724	66,597	66,489
Total Advisors	105,312	106,310	106,901	107,856	108,185

The following tables provide information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended September 30, 2021
	As of	Gross		Net	Market	As of
	6/30/2021	Sales	Redemptions	Flows	Impact	9/30/2021

	(in millions, except account data)
AUM	$315,422	$27,197	$(12,703)	$14,494	$(2,637)	$327,279
AUA	426,416	32,375	(22,274)	10,101	(5,477)	431,040
Total AUM/A	$741,838	$59,572	$(34,977)	$24,595	$(8,114)	$758,319
Fee-Based Accounts	2,373,752			95,383		2,469,135

The above AUM/A gross sales figures include $6.1 billion in new client conversions. We onboarded an additional $149.5 billion in subscription conversions during the three months ended September 30, bringing total conversions for the three months ended September 30, to $155.6 billion.

	Asset Rollforward - Nine Months Ended September 30, 2021
	As of	Gross		Net	Market	Reclass to	As of
	12/31/2020	Sales	Redemptions	Flows	Impact	Subscription	9/30/2021

	(in millions, except account data)
AUM	$263,043	$82,952	$(38,353)	$44,599	$19,637	$—	$327,279
AUA	405,365	85,798	(68,994)	16,804	22,200	(13,329)	431,040
Total AUM/A	$668,408	$168,750	$(107,347)	$61,403	$41,837	$(13,329)	$758,319
Fee-Based Accounts	2,350,097			227,018		(107,980)	2,469,135

The above AUM/A gross sales figures include $23.7 billion in new client conversions. We onboarded an additional $266.8 billion in subscription conversions during the nine months ended September 30, 2021 bringing total conversions for the nine months ended September 30, 2021 to $290.5 billion.

Asset and account figures in the “Reclass to Subscription” columns for the nine months ended September 30, 2021 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts. Periodically clients choose to change the way they pay for our solution, whereby they switch from an asset-based pricing model to a subscription-based model, which has increased our subscription-based metrics.
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
Over 1,500 financial institutions, financial technology innovators and financial advisory firms, including 15 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for over 30 million paid subscribers.

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
Operational Highlights

Asset-based recurring revenues increased 34% from $137.7 million in the three months ended September 30, 2020 to $184.0 million in the three months ended September 30, 2021. Subscription-based recurring revenues increased 5% from $107.9 million in the three months ended September 30, 2020 to $113.6 million in the three months ended September 30, 2021. Total revenues, which also includes professional services and other revenues, increased 20% from $252.6 million in the three months ended September 30, 2020 to $303.1 million in the three months ended September 30, 2021.

The Envestnet Wealth Solutions segment's total revenues increased 25% from $204.3 million in the three months ended September 30, 2020 to $254.7 million in the three months ended September 30, 2021 primarily due to an increase in asset-based revenues of $46.3 million and an increase in subscription-based revenues of $4.2 million. The Envestnet Data & Analytics segment's total revenues remained flat as increases in subscription-based revenues were offset by decreases in professional services and other revenues.

Asset-based recurring revenues increased 30% from $394.8 million in the nine months ended September 30, 2020 to $513.5 million in the nine months ended September 30, 2021. Subscription-based recurring revenues increased 6% from $317.4 million in the nine months ended September 30, 2020 to $335.9 million in the nine months ended September 30, 2021. Total revenues, which also includes professional services and other revenues, increased 18% from $734.4 million in the nine months ended September 30, 2020 to $866.9 million in the nine months ended September 30, 2021.

The Envestnet Wealth Solutions segment's total revenues increased 22% from $590.4 million in the nine months ended September 30, 2020 to $721.4 million in the nine months ended September 30, 2021 primarily due to an increase in asset-based revenues of $118.7 million and an increase in subscription-based revenues of $13.1 million. The Envestnet Data & Analytics segment's total revenues increased 1% from $144.0 million in the nine months ended September 30, 2020 to $145.5 million in the nine months ended September 30, 2021 primarily due to an increase in subscription-based revenues of $5.3 million, partially offset by a decrease in professional services and other revenues of $3.9 million.

Net income attributable to Envestnet, Inc. for the three months ended September 30, 2021 was $11.7 million, or $0.21 per diluted share, compared to net income attributable to Envestnet, Inc. of $1.9 million, or $0.03 per diluted share, for the three months ended September 30, 2020.

Net income attributable to Envestnet, Inc. for the nine months ended September 30, 2021 was $18.4 million, or $0.33 per diluted share, compared to net loss attributable to Envestnet, Inc. of $10.4 million, or $0.19 per diluted share, for the nine months ended September 30, 2020.

Adjusted revenues for the three months ended September 30, 2021 were $303.1 million, compared to adjusted revenues of $252.7 million in the prior year period. Adjusted EBITDA for the three months ended September 30, 2021 was $66.2 million, compared to adjusted EBITDA of $67.6 million in the prior year period. Adjusted net income for the three months ended September 30, 2021 was $39.9 million, or $0.61 per diluted share, compared to adjusted net income of $40.2 million, or $0.72 per diluted share in the prior year period.

Adjusted revenues for the nine months ended September 30, 2021 were $867.1 million, compared to adjusted revenues of $735.0 million in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2021 was $205.5 million, compared to adjusted EBITDA of $178.0 million in the prior year period. Adjusted net income for the nine months ended September 30, 2021 was $125.3 million, or $1.92 per diluted share, compared to adjusted net income of $103.2 million, or $1.88 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of our non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Revenues:
Asset-based	$184,008	$137,744	34%	$513,458	$394,801	30%
Subscription-based	113,572	107,897	5%	335,905	317,427	6%
Total recurring revenues	297,580	245,641	21%	849,363	712,228	19%
Professional services and other revenues	5,473	6,918	(21)%	17,533	22,183	(21)%
Total revenues	303,053	252,559	20%	866,896	734,411	18%
Operating expenses:
Cost of revenues	109,836	78,545	40%	303,199	222,327	36%
Compensation and benefits	109,839	94,428	16%	316,101	300,423	5%
General and administration	39,393	38,979	1%	117,463	118,537	(1)%
Depreciation and amortization	29,850	28,951	3%	88,252	85,077	4%
Total operating expenses	288,918	240,903	20%	825,015	726,364	14%
Income from operations	14,135	11,656	21%	41,881	8,047	*
Other expense, net	(3,551)	(8,836)	(60)%	(14,803)	(18,546)	(20)%
Income (loss) before income tax provision (benefit)	10,584	2,820	*	27,078	(10,499)	*
Income tax provision (benefit)	(854)	497	*	9,074	(161)	*
Net income (loss)	11,438	2,323	*	18,004	(10,338)	*
Add: Net (income) loss attributable to non-controlling interest	302	(413)	*	401	(12)	*
Net income (loss) attributable to Envestnet, Inc.	$11,740	$1,910	*	$18,405	$(10,350)	*
*Not meaningful.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Asset-based recurring revenues

Asset-based recurring revenues increased 34% from $137.7 million in the three months ended September 30, 2020 to $184.0 million in the three months ended September 30, 2021. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, the impact of new account growth and positive net flows of AUM/A in the third quarter of 2021.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 41,000 as of September 30, 2020 to approximately 42,000 as of September 30, 2021, and the number of AUM/A client accounts increased from approximately 2.3 million as of September 30, 2020 to approximately 2.5 million as of September 30, 2021.

Asset-based recurring revenues increased from 55% of total revenue in the three months ended September 30, 2020 to 61% of total revenue in the three months ended September 30, 2021, primarily due to a higher increase in asset-based recurring revenues as compared to subscription-based recurring revenues.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 5% from $107.9 million in the three months ended September 30, 2020 to $113.6 million in the three months ended September 30, 2021. This increase was due to an increase of $4.2 million in the Envestnet Wealth Solutions segment and an increase of $1.5 million in the Envestnet Data & Analytics segment which are primarily due to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues decreased 21% from $6.9 million in the three months ended September 30, 2020 to $5.5 million in the three months ended September 30, 2021. The decrease was due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 40% from $78.5 million in the three months ended September 30, 2020 to $109.8 million in the three months ended September 30, 2021. The increase was primarily due to an increase in asset-based cost of revenues of $31.2 million, which correlates directly with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues increased from 31% in the three months ended September 30, 2020 to 36% in three months ended September 30, 2021, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits increased 16% from $94.4 million in the three months ended September 30, 2020 to $109.8 million in the three months ended September 30, 2021. The increase was primarily due to increases in salaries, benefits and related payroll taxes of $8.8 million, incentive compensation of $5.0 million, non-cash compensation expense of $3.0 million and other immaterial increases within compensation and benefits. These increases were partially offset by a decrease in severance expense of $2.5 million. As a percentage of total revenues, compensation and benefits decreased from 37% in the three months ended September 30, 2020 to 36% in the three months ended September 30, 2021.

General and administration

General and administration expenses increased 1% from $39.0 million in the three months ended September 30, 2020 to $39.4 million in the three months ended September 30, 2021. The increase was primarily due to increases in systems development costs of $3.6 million, marketing expense of $3.0 million and other immaterial increases within general and administration. These increases were partially offset by decreases in non-income tax expense of $2.6 million, restructuring charges and transaction costs of $2.4 million and miscellaneous general and administration expense of $1.5 million. As a percentage of total revenues, general and administration expenses decreased from 15% in the three months ended September 30, 2020 to 13% in the three months ended September 30, 2021.

Depreciation and amortization

Depreciation and amortization expense increased 3% from $29.0 million in the three months ended September 30, 2020 to $29.9 million in the three months ended September 30, 2021. The increase was primarily due to an increase in internally developed software amortization expense of $2.4 million, partially offset by a decrease in intangible asset amortization expense of $1.1 million. As a percentage of total revenues, depreciation and amortization expense decreased from 11% in the three months ended September 30, 2020 to 10% in the three months ended September 30, 2021.

Other expense, net

Other expense, net decreased from $8.8 million in the three months ended September 30, 2020 to $3.6 million in the three months ended September 30, 2021. The decrease was primarily due to decreased non-cash interest expense charges of $3.3 million primarily due to the adoption of ASU 2020-06 on January 1, 2021, as well as a one-time gain of $1.2 million related to the settlement of a liability and a one-time gain of $1.0 million related to an insurance reimbursement in the three months ended September 30, 2021.

Income tax provision (benefit)

	Three Months Ended
	September 30,
	2021	2020

	(in thousands)
Income before income tax provision (benefit)	$10,584	$2,820
Income tax provision (benefit)	(854)	497
Effective tax rate	(8.1)%	17.6%

Under Accounting Standards Codification (“ASC”) 740-270-25, we are required to report income tax expense by applying a projected annual effective tax rate (“AETR”) to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The effective tax rate (“ETR”) for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of actual pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change. For the three months ended September 30, 2021 and 2020, our ETR was impacted by the change in forecasted and actual year-to-date pre-tax book income.

For the three months ended September 30, 2021, our effective tax rate differed from the statutory rate primarily due to the increase in forecasted book income for the year, the decrease in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets, including the valuation allowance impact of the Harvest acquisition, and the windfall from stock-based compensation.

For the three months ended September 30, 2020, our effective tax rate differed from the statutory rate primarily due to the decrease in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets and the impact of state and local taxes, partially offset by permanent book-tax differences, the windfall from stock-based compensation, the impact of the CARES Act related to NOL carryback, and federal and state R&D credits.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Asset-based recurring revenues

Asset-based recurring revenues increased 30% from $394.8 million in the nine months ended September 30, 2020 to $513.5 million in the nine months ended September 30, 2021. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, the impact of new account growth and positive net flows of AUM/A in the first nine months of 2021.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 41,000 as of September 30, 2020 to approximately 42,000 as of September 30, 2021, and the number of AUM/A client accounts increased from approximately 2.3 million as of September 30, 2020 to approximately 2.5 million as of September 30, 2021.

Asset-based recurring revenues increased from 54% of total revenue in the nine months ended September 30, 2020 to 59% of total revenue in the nine months ended September 30, 2020, primarily due to a higher increase in asset-based recurring revenues as compared to subscription-based recurring revenues.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 6% from $317.4 million in the nine months ended September 30, 2020 to $335.9 million in the nine months ended September 30, 2021. This increase was primarily due to an increase of $13.1 million in the Envestnet Wealth Solutions segment and an increase of $5.3 million in the Envestnet Data & Analytics segment, both of which can be attributed to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues decreased 21% from $22.2 million in the nine months ended September 30, 2020 to $17.5 million in the nine months ended September 30, 2021. The decrease was due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 36% from $222.3 million in the nine months ended September 30, 2020 to $303.2 million in the nine months ended September 30, 2021. The increase was primarily due to an increase in asset-based cost of revenues of $80.2 million, which directly correlates with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues increased from 30% in the nine months ended September 30, 2020 to 35% in nine months ended September 30, 2021, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits increased 5% from $300.4 million in the nine months ended September 30, 2020 to $316.1 million in the nine months ended September 30, 2021. The increase is comprised of increases in incentive compensation of $11.6 million, salaries, benefits and related payroll taxes of $9.2 million, non-cash compensation expense of $4.6 million and other immaterial increases within compensation and benefit accounts. These increases were partially offset by decreases in severance expense of $8.1 million and miscellaneous employee expenses of $3.1 million. The decrease in severance expense is primarily related to charges incurred in connection with the Early Retirement Program during the nine months ended September 30, 2020. As a percentage of total revenues, compensation and benefits decreased from 41% in the nine months ended September 30, 2020 to 36% in the nine months ended September 30, 2021, due to a higher revenue increase compared to a lower compensation and benefits increase.

General and administration

General and administration expenses decreased 1% from $118.5 million in the nine months ended September 30, 2020 to $117.5 million in the nine months ended September 30, 2021. The decrease was primarily due to decreases in restructuring charges and transaction costs of $5.4 million, miscellaneous general and administration expense of $4.1 million, non-income tax expense of $2.4 million, travel and entertainment expense of $2.3 million, communications, research and data services of $1.1 million and other immaterial decreases within general and administration expense. These decreases were partially offset by increases in systems development costs of $7.6 million, marketing expense of $4.0 million and professional and legal fees of $3.5 million. As a percentage of total revenues, general and administration expenses decreased from 16% in the nine months ended September 30, 2020 to 14% in the nine months ended September 30, 2021.

Depreciation and amortization

Depreciation and amortization expense increased 4% from $85.1 million in the nine months ended September 30, 2020 to $88.3 million in the nine months ended September 30, 2021. The increase was primarily due to an increase in internally developed software amortization expense of $8.0 million, partially offset by a decrease in intangible asset amortization expense of $4.6 million. As a percentage of total revenues, depreciation and amortization expense decreased from 12% in the nine months ended September 30, 2020 to 10% in the nine months ended September 30, 2021.

Other expense, net

Other expense, net decreased from $18.5 million in the nine months ended September 30, 2020 to $14.8 million in the nine months ended September 30, 2021. The decrease was primarily due to reduced interest expense of $9.2 million in the current year period primarily due to the adoption of ASU 2020-06 on January 1, 2021 and no outstanding borrowings on our revolving credit facility during fiscal year 2021. During the nine months ended September 30, 2021, we recorded a one-time gain of $1.2 million related to the settlement of a liability and a one-time gain of $1.0 million related to an insurance reimbursement. During the nine months ended September 30, 2020, we recorded a one-time gain of $4.2 million related to the remeasurement of a previously held interest in an equity method investee that we acquired the remaining outstanding equity for and a one-time gain of $2.5 million related to a fair value adjustment upon the settlement of a former Chief Executive Officer's stock options during the nine months ended September 30, 2020.

Income tax provision (benefit)

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Income (loss) before income tax provision (benefit)	$27,078	$(10,499)
Income tax provision (benefit)	9,074	(161)
Effective tax rate	33.5%	1.5%

Under ASC 740-270-25, we are required to report income tax expense by applying a projected AETR to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The ETR for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of actual pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change. For the nine months ended September 30, 2021 and 2020, our ETR was impacted by the change in forecasted and actual year-to-date pre-tax book income.

For the nine months ended September 30, 2021, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets, including the valuation allowance impact of the Harvest acquisition, permanent book-tax differences, and the impact of state and local taxes offset by federal and state R&D credits.

For the nine months ended September 30, 2020, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets and the impact of state and local taxes, partially offset by permanent book-tax differences, the windfall from stock-based compensation, the impact of the CARES Act related to NOL carryback, and federal and state R&D credits.

Segment Results

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 15—Segment Information” to the condensed consolidated financial statements.

The following table reconciles income from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Envestnet Wealth Solutions	$34,386	$29,683	$101,042	$60,890
Envestnet Data & Analytics	1,265	(1,238)	3,896	(6,764)
Nonsegment operating expenses	(21,516)	(16,789)	(63,057)	(46,079)
Income from operations	14,135	11,656	41,881	8,047
Other expense, net	(3,551)	(8,836)	(14,803)	(18,546)
Consolidated income (loss) before income tax benefit	10,584	2,820	27,078	(10,499)
Income tax provision (benefit)	(854)	497	9,074	(161)
Consolidated net income (loss)	11,438	2,323	18,004	(10,338)
Add: Net (income) loss attributable to non-controlling interest	302	(413)	401	(12)
Consolidated net income (loss) attributable to Envestnet, Inc.	$11,740	$1,910	$18,405	$(10,350)

 Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Revenues:
Asset-based	$184,008	$137,744	34%	$513,458	$394,801	30%
Subscription-based	66,988	62,783	7%	197,663	184,516	7%
Total recurring revenues	250,996	200,527	25%	711,121	579,317	23%
Professional services and other revenues	3,738	3,767	(1)%	10,320	11,082	(7)%
Total revenues	254,734	204,294	25%	721,441	590,399	22%
Operating expenses:
Cost of revenues	103,742	72,435	43%	285,887	205,338	39%
Compensation and benefits	67,592	59,522	14%	195,560	194,906	—%
General and administration	26,086	22,248	17%	71,669	69,358	3%
Depreciation and amortization	22,928	20,406	12%	67,283	59,907	12%
Total operating expenses	220,348	174,611	26%	620,399	529,509	17%
Income from operations	$34,386	$29,683	16%	$101,042	$60,890	66%

Three months ended September 30, 2021 compared to three months ended September 30, 2020 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 34% from $137.7 million in the three months ended September 30, 2020 to $184.0 million in the three months ended September 30, 2021. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, the impact of new account growth and positive net flows of AUM/A in the third quarter of 2021.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 41,000 as of September 30, 2020 to approximately 42,000 as of September 30, 2021, and the number of AUM/A client accounts increased from approximately 2.3 million as of September 30, 2020 to approximately 2.5 million as of September 30, 2021.

As a percentage of segment revenues, asset-based recurring revenue increased from 67% of segment revenue in the three months ended September 30, 2020 to 72% of segment revenue in the three months ended September 30, 2021, primarily due to a higher increase in asset-based recurring revenues as compared to subscription-based recurring revenues.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 7% from $62.8 million in the three months ended September 30, 2020 to $67.0 million in the three months ended September 30, 2021, primarily due to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues decreased 1% from $3.8 million in the three months ended September 30, 2020 to $3.7 million in the three months ended September 30, 2021.

Cost of revenues

Cost of revenues increased 43% from $72.4 million in the three months ended September 30, 2020 to $103.7 million in the three months ended September 30, 2021. The increase was primarily due to an increase in asset-based cost of revenues of $31.2 million, which directly correlates with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues increased from 35% in the three months ended September 30, 2020 to 41% in the three months ended September 30, 2021, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits increased 14% from $59.5 million in the three months ended September 30, 2020 to $67.6 million in the three months ended September 30, 2021. The increase is primarily due to increases in salaries, benefits and related payroll taxes of $5.7 million, incentive compensation of $2.7 million and non-cash compensation expense of $1.0 million. These increases were partially offset by a decrease in severance expense of $2.2 million. As a percentage of total revenues, compensation and benefits decreased from 29% in the three months ended September 30, 2020 to 27% in the three months ended September 30, 2021.

General and administration

General and administration expenses increased 17% from $22.2 million in the three months ended September 30, 2020 to $26.1 million in the three months ended September 30, 2021. The increase was primarily due to increases in systems development costs of $3.0 million, marketing expense of $2.6 million, restructuring charges and transaction costs of $1.1 million and bad debt expense of $0.9 million. These increases were partially offset by decreases in non-income tax expense of $2.8 million and miscellaneous general and administration expenses of $1.3 million. As a percentage of total revenues, general and administration expenses decreased from 11% in the three months ended September 30, 2020 to 10% in the three months ended September 30, 2021.

Depreciation and amortization

Depreciation and amortization expense increased 12% from $20.4 million in the three months ended September 30, 2020 to $22.9 million in the three months ended September 30, 2021. The increase was primarily due to increases in internally developed software amortization expense of $1.7 million and intangible asset amortization of $0.8 million. As a percentage of revenues, depreciation and amortization expense decreased from 10% in the three months ended September 30, 2020 to 9% in the three months ended September 30, 2021.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 30% from $394.8 million in the nine months ended September 30, 2020 to $513.5 million in the nine months ended September 30, 2021. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the impact of new account growth and positive net flows of AUM/A in the first nine months of 2021.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 41,000 as of September 30, 2020 to approximately 42,000 as of September 30, 2021, and the number of AUM/A client accounts increased from approximately 2.3 million as of September 30, 2020 to approximately 2.5 million as of September 30, 2021.

As a percentage of segment revenues, asset-based recurring revenue increased from 67% of segment revenue in the nine months ended September 30, 2020 to 71% of segment revenue in the nine months ended September 30, 2021, primarily due to a higher increase in asset-based recurring revenues as compared to subscription-based recurring revenues.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 7% from $184.5 million in the nine months ended September 30, 2020 to $197.7 million in the nine months ended September 30, 2021, primarily due to new and existing customer growth along with additional revenue from existing customers switching from an asset-based pricing model to a subscription-based pricing model.

Professional services and other revenues

Professional services and other revenues decreased 7% from $11.1 million in the nine months ended September 30, 2020 to $10.3 million in the nine months ended September 30, 2021. The decrease was primarily due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 39% from $205.3 million in the nine months ended September 30, 2020 to $285.9 million in the nine months ended September 30, 2021. The increase was primarily due to an increase in asset-based cost of revenues of $80.2 million, which directly correlates with the increase to asset-based recurring revenues during the period. As a percentage of segment revenues, cost of revenues increased from 35% in the nine months ended September 30, 2020 to 40% in the nine months ended September 30, 2021, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits increased from $194.9 million in the nine months ended September 30, 2020 to $195.6 million in the nine months ended September 30, 2021. The increase is primarily due to increases in incentive compensation of $6.6 million, salaries, benefits and related payroll taxes of $4.9 million. These increases are partially offset by a decrease in severance expense of $10.5 million. The decrease in severance expense is primarily related to charges in connection with the Early Retirement Program during the nine months ended September 30, 2020. As a percentage of segment revenues, compensation and benefits decreased from 33% in the nine months ended September 30, 2020 to 27% in the nine months ended September 30, 2021, primarily due to a higher revenue increase compared to a lower compensation and benefits increase.

General and administration

General and administration expenses increased 3% from $69.4 million in the nine months ended September 30, 2020 to $71.7 million in the nine months ended September 30, 2021. The increase was primarily due to increases in systems development costs of $6.0 million, professional and legal fees of $2.9 million, marketing expense of $2.4 million and occupancy costs of $1.0 million. These increases were partially offset by decreases in miscellaneous general and administration expenses of $4.2 million, non-income tax expense of $2.9 million, travel and entertainment expenses of $1.7 million and various other immaterial decreases. As a percentage of segment revenues, general and administration expenses decreased from 12% in the nine months ended September 30, 2020 to 10% in the nine months ended September 30, 2021.

Depreciation and amortization

Depreciation and amortization expense increased 12% from $59.9 million in the nine months ended September 30, 2020 to $67.3 million in the nine months ended September 30, 2021. The increase was primarily due to an increase in internally developed software amortization expense of $6.0 million. As a percentage of segment revenues, depreciation and amortization expense decreased from 10% in the nine months ended September 30, 2020 to 9% in the nine months ended September 30, 2021.

Envestnet Data & Analytics

The following table presents income (loss) from operations for the Envestnet Data & Analytics segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Revenues:
Subscription-based	$46,584	$45,114	3%	$138,242	$132,911	4%
Professional services and other revenues	1,735	3,151	(45)%	7,213	11,101	(35)%
Total revenues	48,319	48,265	—%	145,455	144,012	1%
Operating expenses:
Cost of revenues	6,094	6,110	—%	17,312	16,989	2%
Compensation and benefits	26,468	26,540	—%	77,765	82,455	(6)%
General and administration	7,570	8,308	(9)%	25,513	26,162	(2)%
Depreciation and amortization	6,922	8,545	(19)%	20,969	25,170	(17)%
Total operating expenses	47,054	49,503	(5)%	141,559	150,776	(6)%
Income (loss) from operations	$1,265	$(1,238)	*	$3,896	$(6,764)	*
*Not meaningful.

Three months ended September 30, 2021 compared to three months ended September 30, 2020 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 3% from $45.1 million in the three months ended September 30, 2020 to $46.6 million in the three months ended September 30, 2021, primarily due to increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 45% from $3.2 million in the three months ended September 30, 2020 to $1.7 million in the three months ended September 30, 2021 primarily due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues remained consistent at $6.1 million in the three months ended September 30, 2020 and 2021. As a percentage of segment revenues, cost of revenues remained consistent at 13% in the three months ended September 30, 2020 and 2021.

Compensation and benefits

Compensation and benefits remained consistent at $26.5 million in the three months ended September 30, 2020 and 2021. As a percentage of segment revenues, compensation and benefits remained consistent at 55% in the three months ended September 30, 2020 and 2021.

General and administration

General and administration expenses decreased 9% from $8.3 million in the three months ended September 30, 2020 to $7.6 million in the three months ended September 30, 2021 as decreases from a fair market value adjustment to an outstanding contingent consideration liability and lower litigation and regulatory costs were partially offset by increases in systems development costs. As a percentage of segment revenues, general and administration expenses decreased from 17% in the three months ended September 30, 2020 to 16% in the three months ended September 30, 2021.

Depreciation and amortization

Depreciation and amortization expense decreased 19% from $8.5 million in the three months ended September 30, 2020 to $6.9 million in the three months ended September 30, 2021. The decrease is primarily due to a decrease in intangible asset amortization expense of $1.9 million, partially offset by an increase in internally developed software amortization expense of $0.6 million. As a percentage of segment revenues, depreciation and amortization expense decreased from 18% in the three months ended September 30, 2020 to 14% in the three months ended September 30, 2021. The decrease in depreciation and amortization as a percentage of segment revenues is primarily driven by a technology intangible asset becoming fully amortized in the fourth quarter of 2020.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 4% from $132.9 million in the nine months ended September 30, 2020 to $138.2 million in the nine months ended September 30, 2021, primarily due to increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 35% from $11.1 million in the nine months ended September 30, 2020 to $7.2 million in the nine months ended September 30, 2021 primarily due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 2% from $17.0 million in the nine months ended September 30, 2020 to $17.3 million in the nine months ended September 30, 2021. As a percentage of segment revenues, cost of revenues remained consistent at 12% in the nine months ended September 30, 2020 and 2021.

Compensation and benefits

Compensation and benefits decreased 6% from $82.5 million in the nine months ended September 30, 2020 to $77.8 million in the nine months ended September 30, 2021, primarily due to decreases in salaries, benefits, and related payroll taxes of $3.5 million, non-cash compensation expense of $2.0 million and miscellaneous employee expenses of $1.9 million. These decreases were partially offset by increases in incentive compensation of $1.3 million and severance expense of $1.0 million. As a percentage of segment revenues, compensation and benefits decreased from 57% in the nine months ended September 30, 2020 to 53% in the nine months ended September 30, 2021. The decrease in compensation and benefits as a percentage of total revenues is primarily driven by a decrease in overall compensation and benefits costs as a result of lower headcount in the current year, partially offset by an increase in revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

General and administration

General and administration expenses decreased 2% from $26.2 million in the nine months ended September 30, 2020 to $25.5 million in the nine months ended September 30, 2021 as decreases in occupancy costs of $1.6 million, travel and entertainment expenses of $0.7 million and various other immaterial decreases within general and administration were primarily offset by increases in marketing expenses of $1.5 million and systems development costs of $1.4 million. As a percentage of segment revenues, general and administration expenses remained consistent at 18% in the nine months ended September 30, 2020 and 2021.

Depreciation and amortization

Depreciation and amortization expense decreased 17% from $25.2 million in the nine months ended September 30, 2020 to $21.0 million in the nine months ended September 30, 2021. The decrease is primarily due to a decrease in intangible asset amortization expense of $5.7 million, partially offset by an increase in internally developed software amortization expense of $1.9 million. As a percentage of segment revenues, depreciation and amortization expense decreased from 17% in the nine months ended September 30, 2020 to 14% in the nine months ended September 30, 2021. The decrease in depreciation and amortization as a percentage of segment revenues is primarily driven by a technology intangible asset becoming fully amortized in the fourth quarter of 2020.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$15,779	$8,366	89%	$42,776	$23,062	85%
General and administration	5,737	8,423	(32)%	20,281	23,017	(12)%
Nonsegment operating expenses	$21,516	$16,789	28%	$63,057	$46,079	37%

Three months ended September 30, 2021 compared to three months ended September 30, 2020 for Nonsegment

Compensation and benefits

Compensation and benefits increased 89% from $8.4 million in the three months ended September 30, 2020 to $15.8 million in the three months ended September 30, 2021, primarily due to increased headcount that resulted in increases in salaries, benefits and related payroll taxes of $3.2 million, non-cash compensation expense of $2.8 million and incentive compensation of $1.4 million.

General and administration

General and administration expenses decreased 32% from $8.4 million in the three months ended September 30, 2020 to $5.7 million in the three months ended September 30, 2021, primarily due to a decrease in restructuring charges and transaction costs of $3.4 million, partially offset by various immaterial increases.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 for Nonsegment

Compensation and benefits

Compensation and benefits increased 85% from $23.1 million in the nine months ended September 30, 2020 to $42.8 million in the nine months ended September 30, 2021, primarily due to increased headcount that resulted in increases in salaries, benefits and related payroll taxes of $7.8 million, non-cash compensation expense of $6.9 million and incentive compensation of $3.7 million. Also contributing to the increase was an increase in severance expense of $1.3 million.

General and administration

General and administration expenses decreased 12% from $23.0 million in the nine months ended September 30, 2020 to $20.3 million in the nine months ended September 30, 2021. The decrease was primarily due to a decrease in restructuring charges and transaction costs of $5.1 million, partially offset by an increase in insurance and bank charges of $1.0 million as well as other immaterial increases.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration and purchase liability, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration liability, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, gain on acquisition of equity method investment, gain on settlement of liability, gain on insurance reimbursement, fair market value adjustment to investment in private company, loss allocation from equity method investments and income attributable to non-controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non-cash interest expense, cash interest on our convertible notes (subsequent to the adoption of ASU 2020-06 on January 1, 2021), non-cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration liability, amortization of acquired intangibles, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, gain on acquisition of equity method investment, gain on settlement of liability, gain on insurance reimbursement, fair market value adjustment to investment in private company, loss allocation from equity method investments and income attributable to non-controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

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

•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we made net tax payments of $5,895 and $5,349 for the nine months ended September 30, 2021 and 2020, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Total revenues	$303,053	$252,559	$866,896	$734,411
Deferred revenue fair value adjustment	67	91	227	607
Adjusted revenues	$303,120	$252,650	$867,123	$735,018

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Net income (loss)	$11,438	$2,323	$18,004	$(10,338)
Add (deduct):
Deferred revenue fair value adjustment	67	91	227	607
Interest income	(202)	(262)	(569)	(850)
Interest expense	4,242	8,139	12,682	21,907
Income tax provision (benefit)	(854)	497	9,074	(161)
Depreciation and amortization	29,850	28,951	88,252	85,077
Non-cash compensation expense	18,885	15,852	50,307	43,197
Restructuring charges and transaction costs	3,403	4,993	11,215	14,461
Severance	207	2,715	10,498	18,566
Accretion on contingent consideration and purchase liability	81	398	656	1,308
Fair market value adjustment on contingent consideration liability	(927)	(74)	(1,067)	(2,056)
Fair market value adjustment to investment in private company	—	—	(758)	—
Litigation and regulatory related expenses	1,512	1,809	5,159	6,029
Foreign currency	97	(37)	110	(68)
Gain on acquisition of equity method investment	—	—	—	(4,230)
Gain on settlement of liability	(1,206)	—	(1,206)	—
Gain on insurance reimbursement	(968)	—	(968)	—
Non-income tax expense adjustment	(831)	1,795	(1,102)	1,341
Loss allocation from equity method investments	1,508	994	5,553	4,280
Income attributable to non-controlling interest	(114)	(603)	(554)	(1,103)
Adjusted EBITDA	$66,188	$67,581	$205,513	$177,967

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except share and per share information)
Net income (loss)	$11,438	$2,323	$18,004	$(10,338)
Income tax provision (benefit) (1)	(854)	497	9,074	(161)
Income (loss) before income tax provision (benefit)	10,584	2,820	27,078	(10,499)
Add (deduct):
Deferred revenue fair value adjustment	67	91	227	607
Non-cash interest expense	1,443	4,738	4,295	10,682
Cash interest - Convertible Notes (2)	2,479	—	7,439	—
Non-cash compensation expense	18,885	15,852	50,307	43,197
Restructuring charges and transaction costs	3,403	4,993	11,215	14,461
Severance	207	2,715	10,498	18,566
Accretion on contingent consideration and purchase liability	81	398	656	1,308
Fair market value adjustment on contingent consideration liability	(927)	(74)	(1,067)	(2,056)
Fair market value adjustment to investment in private company	—	—	(758)	—
Amortization of acquired intangibles	17,390	18,510	51,370	56,014
Litigation and regulatory related expenses	1,512	1,809	5,159	6,029
Foreign currency	97	(37)	110	(68)
Gain on acquisition of equity method investment	—	—	—	(4,230)
Gain on settlement of liability	(1,206)	—	(1,206)	—
Gain on insurance reimbursement	(968)	—	(968)	—
Non-income tax expense adjustment	(831)	1,795	(1,102)	1,341
Loss allocation from equity method investments	1,508	994	5,553	4,280
Income attributable to non-controlling interest	(114)	(603)	(554)	(1,103)
Adjusted net income before income tax effect	53,610	54,001	168,252	138,529
Income tax effect (3)	(13,670)	(13,772)	(42,904)	(35,325)
Adjusted net income	$39,940	$40,229	$125,348	$103,204

Basic number of weighted-average shares outstanding	54,547,858	53,800,048	54,400,247	53,464,101
Effect of dilutive shares:
Options to purchase common stock	201,103	331,728	207,281	458,232
Unvested restricted stock units	570,515	610,442	614,005	548,858
Convertible notes	9,898,549	730,267	9,898,549	280,375
Warrants	69,151	86,498	66,439	46,562
Diluted number of weighted-average shares outstanding	65,287,176	55,558,983	65,186,521	54,798,128
Adjusted net income per share - diluted	$0.61	$0.72	$1.92	$1.88

(1)For the three months ended September 30, 2021 and 2020, the effective tax rate computed in accordance with GAAP equaled (8.1)% and 17.6%, respectively. For the nine months ended September 30, 2021 and 2020, the effective tax rate computed in accordance with GAAP equaled 33.5% and 1.5%, respectively.
(2)Cash interest on the Company's convertible notes included only for the three and nine months ended September 30, 2021 due to the adoption of ASU 2020-06 on January 1, 2021 (See Part I, “Note 2—Basis of Presentation”).
(3)An estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for both the three and nine months ended September 30, 2021 and 2020.

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

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$254,734	$48,319	$—	$303,053
Deferred revenue fair value adjustment	67	—	—	67
Adjusted revenues	254,801	48,319	—	303,120

Income (loss) from operations	$34,386	$1,265	$(21,516)	$14,135
Add:
Deferred revenue fair value adjustment	67	—	—	67
Depreciation and amortization	22,928	6,922	—	29,850
Non-cash compensation expense	9,661	3,667	5,557	18,885
Restructuring charges and transaction costs	2,863	(55)	595	3,403
Severance	(49)	227	29	207
Accretion on contingent consideration and purchase liability	62	19	—	81
Fair market value adjustment on contingent consideration liability	—	(927)	—	(927)
Litigation and regulatory related expenses	—	1,512	—	1,512
Non-income tax expense adjustment	(905)	74	—	(831)
Income attributable to non-controlling interest	(114)	—	—	(114)
Other	(63)	(9)	(8)	(80)
Adjusted EBITDA	$68,836	$12,695	$(15,343)	$66,188

	Three Months Ended September 30, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$204,294	$48,265	$—	$252,559
Deferred revenue fair value adjustment	91	—	—	91
Adjusted revenues	204,385	48,265	—	252,650

Income (loss) from operations	$29,683	$(1,238)	$(16,789)	$11,656
Add:
Deferred revenue fair value adjustment	91	—	—	91
Depreciation and amortization	20,406	8,545	—	28,951
Non-cash compensation expense	8,685	4,458	2,709	15,852
Restructuring charges and transaction costs	944	33	4,016	4,993
Severance	2,154	495	66	2,715
Accretion on contingent consideration and purchase liability	341	57	—	398
Fair market value adjustment on contingent consideration liability	—	(74)	—	(74)
Litigation and regulatory related expenses	—	1,809	—	1,809
Non-income tax expense adjustment	1,860	(65)	—	1,795
Income attributable to non-controlling interest	(603)	—	—	(603)
Other	(2)	—	—	(2)
Adjusted EBITDA	$63,559	$14,020	$(9,998)	$67,581

	Nine Months Ended September 30, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$721,441	$145,455	$—	$866,896
Deferred revenue fair value adjustment	227	—	—	227
Adjusted revenues	$721,668	$145,455	$—	$867,123

Income (loss) from operations	$101,042	$3,896	$(63,057)	$41,881
Add:
Deferred revenue fair value adjustment	227	—	—	227
Depreciation and amortization	67,283	20,969	—	88,252
Non-cash compensation expense	27,080	9,691	13,536	50,307
Restructuring charges and transaction costs	8,049	119	3,047	11,215
Severance	4,134	3,634	2,730	10,498
Accretion on contingent consideration and purchase liability	572	84	—	656
Fair market value adjustment on contingent consideration liability	—	(1,067)	—	(1,067)
Litigation and regulatory related expenses	—	5,159	—	5,159
Non-income tax expense adjustment	(1,335)	233	—	(1,102)
Income attributable to non-controlling interest	(554)	—	—	(554)
Other	41	—	—	41
Adjusted EBITDA	$206,539	$42,718	$(43,744)	$205,513

	Nine Months Ended September 30, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$590,399	$144,012	$—	$734,411
Deferred revenue fair value adjustment	607	—	—	607
Adjusted revenues	$591,006	$144,012	$—	$735,018

Income (loss) from operations	$60,890	$(6,764)	$(46,079)	$8,047
Add:
Deferred revenue fair value adjustment	607	—	—	607
Depreciation and amortization	59,907	25,170	—	85,077
Non-cash compensation expense	27,437	11,665	6,619	45,721
Restructuring charges and transaction costs	5,864	489	8,108	14,461
Severance	14,593	2,587	1,386	18,566
Accretion on contingent consideration and purchase liability	1,087	221	—	1,308
Fair market value adjustment on contingent consideration liability	—	(2,056)	—	(2,056)
Litigation and regulatory related expenses	—	6,029	—	6,029
Non-income tax expense adjustment	1,532	(191)	—	1,341
Income attributable to non-controlling interest	(1,103)	—	—	(1,103)
Other	(31)	—	—	(31)
Adjusted EBITDA	$170,783	$37,150	$(29,966)	$177,967

Liquidity and Capital Resources

As of September 30, 2021, we had total cash and cash equivalents of $393.8 million compared to $384.6 million as of December 31, 2020. We plan to use existing cash as of September 30, 2021, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities. As of September 30, 2021, we had $500.0 million available to borrow under our revolving credit facility, subject to covenant compliance.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$169,974	$131,679
Net cash used in investing activities	(135,040)	(83,213)
Net cash provided by (used in) financing activities	(25,156)	232,854
Effect of exchange rate on changes on cash	(544)	(1,009)
Net increase in cash, cash equivalents and restricted cash	9,234	280,311
Cash, cash equivalents and restricted cash, end of period	393,948	363,066

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $170.0 million compared to net cash provided by operating activities of $131.7 million for the same period in 2020. The increase was primarily due to an increase in pre-tax income period over period of $37.6 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $135.0 million compared to net cash used in investing activities of $83.2 million for the same period in 2020. The increase was due to an increase in net cash disbursements of $25.5 million for an acquisition of proprietary technology and the related redemption of our equity interest in a privately held company, an additional $8.8 million of internally developed software costs capitalized in 2021 as compared to the same period in 2020, $7.6 million of increased disbursements related to various acquisitions and investments in privately held companies, $7.0 million of increased purchases of property and equipment and a $3.0 million advance towards the acquisition of technology solutions being developed for us by an outside company in the current year period.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 was $25.2 million compared to net cash provided by financing activities of $232.9 million for the same period in 2020. In August 2020, we received net proceeds of approximately $503.0 million from the issuance of convertible debt. With these proceeds, we paid off the outstanding balance of our revolving credit facility. These transactions contributed to a net cash inflow related to our third party debt agreements of $243.0 million in 2020. Increased deferred payments related to prior acquisition activity of $7.3 million, lower proceeds from stock option exercises of $7.1 million and share repurchases of $2.1 million in the current year period also contributed to this year over year decrease. These decreases were partially offset by $3.2 million of capital contributions made by non-controlling shareholders of one of our subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market, foreign currency or interest rate risks as discussed in Part II, Item 7A of our 2020 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Note 17—Commitments and Contingencies, Legal Proceedings is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

On February 25, 2016, we announced that our Board had authorized a share repurchase program under which we may repurchase up to 2,000,000 shares of our common stock. There were no purchases of equity securities made under the share repurchase program in the three months ended September 30, 2021. As of September 30, 2021, there were 1,925,902 shares that may yet be repurchased under the program.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

See the exhibit index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Third Amendment to Second Amended and Restated Credit Agreement, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________________

* The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (iii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2021 and 2020; (vi) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2021.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer