Form 10-K
period 2021-12-31
ENVESTNET, INC.
filed 2022-02-25
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2021 as reported on The New York Stock Exchange on that date: $2.9 billion. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock and (ii) officers and directors of the registrant, as of June 30, 2021, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.
As of February 18, 2022, 54,819,705 shares of the common stock with a par value of $0.005 per share were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, which will be filed within 120 days after the close of the 2021 fiscal year.

Forward‑Looking Statements
Unless otherwise indicated, the terms “Envestnet,” “the Company,” “we,” “us” and “our” refer to Envestnet, Inc. and its subsidiaries as a whole.
This annual report on Form 10‑K for the year ended December 31, 2021 ("Annual Report") contains forward‑looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward‑looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward‑looking statements. Forward-looking statements may include, among others, statements relating to:
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
•the targeting of some of our sales efforts at large financial institutions and large financial technology ("FinTech") companies which prolongs sales cycles, requires substantial upfront sales costs and results in less predictability in completing some of our sales;
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
You should read this Annual Report completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward‑looking statements by these cautionary statements.
The following discussion and analysis should also be read along with our consolidated financial statements and the related notes included elsewhere in this annual report. Except for the historical information contained herein, this discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Item 1. Business
General
Envestnet, through its subsidiaries, is transforming the way financial advice and insight are delivered. Our mission is to empower financial advisors and service providers with innovative technology, solutions and intelligence. Envestnet has been a leader in helping transform wealth management, working towards its goal of expanding a holistic financial wellness ecosystem so that our clients can deliver an intelligent financial life to their clients ("Intelligent Financial Life").

Over 108,000 advisors and more than 6,000 companies, including 18 of the 20 largest U.S. banks, 47 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIAs”) and hundreds of FinTech companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

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
Segments
Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in Part II, Item 8, “Note 19—Segment Information”. Our business segments are as follows:
•Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions to enable them to deliver an Intelligent Financial Life to their clients.

•Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.
Envestnet Wealth Solutions Segment
Envestnet Wealth Solutions empowers financial advisors at broker-dealers, banks and RIAs with the tools they require to deliver holistic wealth management to their end clients, enabling them to deliver an Intelligent Financial Life to their clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. At the end of 2021, Envestnet Wealth Solutions’ platform assets grew to approximately $5.7 trillion in more than 17.5 million accounts overseen by more than 108,000 advisors.
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
We offer these solutions principally through the following product and service suites:
•Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to over 22,000 investment products. Envestnet | Enterprise also offers data aggregation and reporting, data analytics and digital advice capabilities to customers.

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

•Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include nearly 4,900 vetted third-party managed account products, multi-manager portfolios and fund strategist portfolios, as well as over 950 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.
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
The following charts show growth in assets, number of accounts and advisors supported by Envestnet Wealth Solutions, distinguishing those metrics between assets under management or administration (“AUM/A”) and subscription.
AUM/A & Subscription
($ in billions)

$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$1,325
$1,704
$2,757
$3,756
$4,561
$5,720

Asset Type	2016	2017	2018	2019	2020	2021
AUM	$105	$142	$151	$207	$263	$362
AUA	$242	$308	$292	$344	$405	$456
Subscription	$978	$1,254	$2,314	$3,205	$3,893	$4,902
Total	$1,325	$1,704	$2,757	$3,756	$4,561	$5,720

AUM/A & Subscription Accounts
(in thousands)

20,000
18,000
16,000
14,000
12,000
10,000
8,000
6,000
4,000
2,000
0
6,137
6,958
10,864
11,922
13,429
17,549

Asset Type	2016	2017	2018	2019	2020	2021
AUM	545	686	816	935	1,073	1,345
AUA	995	1,218	1,183	1,194	1,277	1,217
Subscription	4,597	5,054	8,865	9,793	11,079	14,987
Total	6,137	6,958	10,864	11,922	13,429	17,549

AUM/A & Subscription Advisors

125,000
100,000
75,000
50,000
25,000
0
59,479
66,051
96,340
101,743
106,310
108,543

Asset Type	2016	2017	2018	2019	2020	2021
AUM/A	36,483	40,485	40,103	40,563	41,206	39,735
Subscription	22,996	25,566	56,237	61,180	65,104	68,808
Total	59,479	66,051	96,340	101,743	106,310	108,543

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
Approximately 1,600 financial institutions, financial technology innovators and financial advisory firms, including 15 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for approximately 32 million paid subscribers.
Envestnet Data & Analytics serves two main customer groups: financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.
•The Financial Institutions group provides customers with secure access to open APIs, end-user facing applications powered by our platform and APIs (“FinApps”), and reports. Customers receive end user-permissioned transaction data elements that we aggregate and cleanse. Envestnet Data & Analytics also enables customers to develop their own applications through its open APIs, which deliver secure data, payments solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, credit card, payments and small-medium business solutions. They are targeted at the retail banking, wealth management, small business, credit card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Envestnet|Yodlee Expense and Income Analysis FinApp helps consumers track their spending.

•The Yodlee Interactive group enables customers to develop new applications and enhance existing solutions. These customers operate in a number of sub-vertical markets, including FinTech, wealth management, personal financial management, small business accounting, small business lending and authentication. They use the Envestnet|Yodlee platform to build solutions that leverage our open APIs and provide access to a large end user base. In addition to aggregated transaction-level account data elements, we provide YI customers with secure access to account aggregation, account verification, and enriched transaction data via our APIs. We play a critical role in transferring innovation from financial technology innovators to financial institutions. For example, YI customers use Envestnet|Yodlee applications to provide personalized financial management, planning and advisory services; e-commerce payment solutions; online accounting systems for small businesses; and other services.
Both FI and YI channels benefit customers by improving end-user satisfaction and retention, accelerating speed to market, creating technology savings and enhancing their data analytics solutions and market research capabilities. End users receive better access to their financial information and more control over their finances, leading to more informed and personalized decision making. For customers who are members of the developer community, Envestnet|Yodlee solutions provide access to critical data solutions, faster speed to market and enhanced distribution.
We believe that our brand recognition, innovative technology and intellectual property, large customer base, and unique data gathering and enrichment provide us with competitive advantages that have enabled us to grow.
Market Opportunity
The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household financial assets totaled approximately $114 trillion as of September 30, 2021, representing a sizeable wealth management opportunity. According to Boston Consulting Group's Global Wealth Report 2021, total net wealth in North America is expected to grow by 4.4% annually between 2020 and 2025 to exceed $165 trillion. Based on data from Cerulli Associates, investable assets comprised an estimated 53% of overall U.S. household financial assets in 2020, advisor-directed assets totaled $25.7 trillion in 2020, and advisors had discretion over 58% of managed account assets as of September 30, 2021.

In the next 5-10 years, we believe the wealth management industry will continue to consolidate with fewer firms and fewer advisors managing more assets, making scale and operational efficiency increasingly important. This will require firms to integrate technology into all areas of their business.

The following trends are impacting Envestnet’s business and creating a large and growing market opportunity for data, technology, and investment solutions and services like ours:
•Financial Wellness: Financial services firms, FinTech companies, and employers are placing increased emphasis on financial wellness. In addition, the COVID-19 pandemic has highlighted the need for advice. That said, according to a survey from the Society of Human Resource Management and Morgan Stanley at Work, only 26% of human resource professionals state that, since the beginning of the pandemic, their employer has offered new benefits or amplified existing benefits to assist employees in managing their financial stress.
•Sharing of Data: Ecosystem collaboration, which is characterized by a seamless exchange of data and resources, is enabling financial services firms to augment their overall capabilities. Traditional financial services firms and FinTech firms have complementary strengths, so collaboration leads to benefits for each partner and the end client. The power of an ecosystem is that it brings together a diverse group of constituents—consumers, product manufacturers, technology providers, developers and advisors—to create a network where value can be created and distributed at scale.
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
•Underserved Segments: Underserved segments present a growth opportunity to wealth management firms. According to estimates from Cerulli Associates, 65% of households in the U.S. have less than $100,000 in investable assets. Another 21% of households have between $100,000 and $500,000 in investable assets. Historically, these segments did not represent attractive target markets to broker-dealers and RIAs. With today’s technology, it is possible for wealth management firms to serve these segments, which constitute an estimated market opportunity that exceeds $8 trillion.

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

For over 75% of our asset‑based fee arrangements, customers are billed at the beginning of each quarter based on the market value of customer assets on our wealth management platforms as of the end of the prior quarter, providing for a high degree of revenue visibility in the current quarter. Revenue may fluctuate from quarter to quarter based on changes in asset values, fee rates on those asset values and asset flows.

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
 Growth Strategy
Envestnet intends to increase revenue and profitability by pursuing the following strategies:
•Capture addressable market:

◦Enterprise clients in wealth management. We provide enterprise clients with customized, private‑labeled technology platforms that enable them to support their affiliated financial advisors with a broad range of investment solutions and services.

◦Financial advisors that are working alone or as part of financial advisory firms. Our principal value proposition aimed at financial advisors working alone or as part of financial advisory firms is that our technology platforms allow them to compete effectively with financial advisors employed by large financial institutions.

◦Financial institutions. We serve global banks through financial applications. Envestnet Data & Analytics Retail Banking solution is a set of innovative FinApps providing consumers with a clear picture and greater insight into their financial lives. It enables customers to consolidate all their financial account information in one place which allows customers to manage and meet their financial goals, which in turn leads to increased engagement.

◦Other financial technology providers. We work with a variety of firms who provide technology to the financial services industry. We provide FinApps, personal financial management tools and data aggregation capabilities to companies in online lending, e-commerce and payments, digital advice and wealth management and other web development firms.
•Modernize the digital engagement marketplace:
◦We have made significant investments in platform development in order to enhance and expand our technology platforms and expect these investments to continue in the future.
◦We expect to continue focusing our technology development efforts principally on adding features to increase our market competitiveness, enhancements to improve operating efficiency, address regulatory demands and reduce risk and client‑driven requests for new capabilities.

•Open the platform:

◦As we connect with more firms and developers, our product offerings continue to expand and vitalize our environment, which we believe drives more benefit for our customers.

We also continue to pursue strategic transactions and other relationships to support our growth strategies.
Technology Platforms
The Envestnet ecosystem is composed of technology platforms that are primarily multi-tenant SAAS-based hybrid cloud offerings that afford us the flexibility to offer a highly scalable consolidated workflow via a web-based user interface that is complemented by an API led open strategy that enables us to offer an integrated omnichannel flexibility and collaboration ecosystem. This open ecosystem strategy has enabled us to abstract, integrate and modernize our offerings at a rapid pace while also enabling our customers and partners to add incremental value on top of our platform via a fit for a purpose managed open ecosystem model.

Envestnet is committed to our operational and information security capabilities as strategic differentiators. We undergo annual SSAE 16 SOC 2 Type II audits to validate the continued operation of our internal controls for our flagship offerings within the ecosystem; the Unified Managed Platform, Yodlee Platform and Tamarac platforms. The SOC reports confirm design and operating effectiveness of internal controls. We maintain multiple redundancies, back up our databases and safeguard technologies and proprietary information consistent with industry best practices. We also maintain a comprehensive business continuity plan and company‑wide risk assessment program that is consistent with industry best practices and that complies with applicable regulatory requirements.

Our proprietary ecosystem provides Enterprise clients in wealth management, Financial advisors that are working alone or as part of financial advisory firms, Financial institutions, and FinTech firms along with their respective customers, access to investment solutions and services, enriched financial data, analytics, and workflows that enables the foundational orchestration of an Intelligent Financial Life via one unified experience, with the widest range of front‑, middle‑ and back‑office needs. The “open architecture” design of our ecosystem and platforms provide our customers and their customers with flexibility in terms of the investment solutions, services they access, data they leverage, and configurability to meet their unique needs. The multi‑tenant platform architecture ensures that this level of flexibility and customization is achieved without requiring us to create unique applications for each client, thereby enabling improved efficacy and efficiency vs other offerings. In addition, though our technology platforms are designed to deliver a breadth of functions, our customers can select from the various investment solutions, services, data, and analytics we offer; without being required to subscribe to or purchase more than what they believe is necessary.

Our data aggregation platform collects a wide variety of end user-permissioned transaction-level data from over 17,000 sources, including banking, investment, loan and credit card information, and puts this data in a common repository. Envestnet Data & Analytics has developed robust proprietary technology and processes and established relationships that allows us to curate these data sources and expand our access to new data sources. Over 70% of this data is collected through structured feeds from our FI customers and other FIs. These structured feeds, which consist of either batch files pushed to us or real-time access, provide this critical data efficiently and at scale. Where we do not have direct connections, we capture data using our proprietary information-gathering techniques.

Beyond collecting data, our data aggregation platform performs a data refining process and augments the data with additional information from a variety of other sources. We enrich the data with a proprietary process, adding such elements as categorization and merchant identification for bank or credit card account data and security identification, classification and normalization for investment data. As our ecosystem usage grows and is exposed to more users, use cases and related data, the system benefits from machine learning algorithms to better normalize, categorize and process large amounts of data, allowing our network to become more effective, efficient and valuable to our customers. Utilizing this enhanced data, including consolidated data from within our FI customers and account data regarding accounts at other FIs, our data intelligence organizes, analyzes and presents it in a manner that helps our customers offer personalized solutions that enable their consumers to achieve better financial outcomes.

Our analytics platform provides a highly scalable cloud-based environment that supports a cost effective and secure way of handling very large data sets, permitting us to develop and test new machine learning algorithms and transform these data sets using the resulting models. The results of the computations can be accessed interactively, as insights, suggestions, or next best actions within our workflow offerings, as files, or via API access for use in third-party or proprietary customer applications and environments to create competitive advantage for our customers and their customers.

In the years ended December 31, 2021, 2020 and 2019, we incurred technology development costs for all our technology platforms totaling approximately $80 million, $72 million and $60 million, respectively. Of these costs, we capitalized approximately $65 million, $55 million and $34 million, respectively, as internally developed software.
Sales and Marketing
We are putting forth an extensive effort in partnering Sales and Marketing to deliver a cohesive and holistic message to the wealth management industry. Efforts to increase the use of technology and sales enablement tools allows for more predictive and effective conversations with our advisor client-base as well as prospective customers.
•Our advisor-facing sales teams are both field sales and internal consultants. Depending on the specific business unit, they are organized regionally or by firm segmentation. They help advisors understand and access our investment solutions, create investment proposals, navigate Envestnet’s wealth management platform and facilitate new business. As an example, our Platform Consulting Group and Business Development Directors help advisors utilize Envestnet’s wealth management platform effectively and efficiently. They are subject matter experts on advisor managed programs, unified managed accounts (“UMA”), proposal guidance and site navigation. They provide consulting services to a number of large clients. Envestnet’s PMC Consulting team of investment professionals provide a variety of portfolio and investment management consulting services to advisors using Envestnet’s wealth management platform.

•Enterprise Consultants are the main point of contact for enterprise clients with respect to day-to-day platform matters as well as contractual and pricing efforts. This includes support for advisors and firm management with regard to the overall relationship. The enterprise consultant is essentially the client’s relationship manager who serves as the liaison between the firm and Envestnet.

•We have a direct sales and pre-sales team servicing the leading global financial institutions. The FI sales team is divided geographically. Each regional sales and pre-sales team is responsible for acquiring new FI customers. Within the North America region, direct sales and pre-sales representatives are further divided into teams that focus on specific accounts, on a named-account basis, depending on size, location, product specialization and/or brand. Our current customers work most closely with our Client Partner teams who specialize in customer account management and expansion. Together, sales, pre-sales and Client Partners are responsible for growing our customer relationships in terms of establishing new customers, deepening our relationships with existing customers (cross-selling additional products and services into the same or additional groups within a FI) and expanding use of existing products and services (increasing usage).

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
Our marketing efforts are focused on initiatives to drive global company, brand and ecosystem awareness and significant demand generation and sales acceleration across our whole business. Our marketing strategy uses data driven integrated efforts across paid, earned and owned media in order to reach our targeted clients and prospects with the right message at the right time.
To support and expand our current addressable market, our goal is to educate the market and our clients about our solutions and achieve recognition as the industry leader. We plan to drive ongoing communication through thought leadership content, media interviews speaking engagements and industry analyst relations. We also employ a variety of integrated sales and marketing initiatives, including hosting demand generated webinars, sponsorship and partnership of key industry conferences.

Additionally, as practice management and support is important to our advisors' business, we partner on direct email campaigns as well as produce collateral for financial advisors to use with their clients.
Our digital marketing efforts are increasing and are designed to support our clients and to engage audiences in actual and measurable ways. We use digital marketing for search optimization, account base marketing and to drive traffic to our digital solutions and websites. Our integrated creative campaigns consist of online performance advertising, social media, podcasts and digital content marketing.
During 2021, we further enhanced our use of digital, virtual events as a response to limitations of in person contacts as a result of the COVID-19 pandemic.
Competition
Our competitors offer a variety of products and services that compete with one or more of the investment solutions and services provided through our ecosystem of technology platforms; although, based on our industry experience, we believe that none offers a more comprehensive set of products and services than we do.
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
Our subsidiaries Envestnet Asset Management, Inc. (“EAM”), Envestnet Portfolio Solutions, Inc. (“EPS”), FDX Advisors, Inc., Quantitative Research Group, Inc. (“QRG”), and Envestnet Retirement Solutions, LLC operate investment advisory businesses. These subsidiaries are registered with the U.S. Securities and Exchange Commission (“SEC”) as

“investment advisers” under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are regulated thereunder. They may also provide fiduciary services as defined in Section 3(21)(A)(ii) of the Employee Retirement Income Security Act of 1974 (“ERISA”), including acting as an “investment manager” (as defined in Section 3(38) of ERISA). As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). If Rule 3a-4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, it could have a substantial effect on our business. EAM serves as the investment adviser to two mutual funds. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC and the Department of Labor (the “DOL”), impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities and the requirement that conflicts of interest be monitored, mitigated, and disclosed. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees and provide extensive and ongoing disclosure to clients. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Although we believe we are in compliance in all material respects with the requirements of the Advisers Act and the Investment Company Act and the rules and interpretations promulgated thereunder, our failure to comply with such laws, rules and interpretations could have a material adverse effect on us.

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
Human Capital Resources
Our Values - Envestnet’s five values create the foundation for our organization

INNOVATION is what differentiates Envestnet’s products and services from our competitors. It is also the way our employees respond to client needs and industry trends, and drive productivity through continuous process improvement and the maximization of resources. Regardless of your position, you have an opportunity to innovate and improve and make Envestnet better.

CLIENT SERVICE is the hallmark of Envestnet’s brand. We build our business by exceeding our clients’ expectations, listening to and anticipating their needs, and earning their trust; and we believe in treating our colleagues with the same level of integrity and respect.

COLLABORATION is critical to Envestnet’s ability to stay ahead of the demands of our ever-changing industry. Together, through a culture of generosity, open communication and sharing, we can uphold our mission and shape our industry.

ACCOUNTABILITY is intrinsic to maintaining our clients’ trust, our colleagues’ confidence and our own integrity. At Envestnet we aim for transparency and responsibility in all that we do. By standing behind our work, we can build a stronger business and more lasting client relationships.

INCLUSION AND RESPECT is how we treat each other and our clients and by nurturing these values and culture, we embrace differences, and appreciate the strength and value of a diverse workforce. We believe that a respectful, innovative, and collaborative workplace attracts the best talent and ultimately fosters the best financial outcomes for advisors and their investors.

Diversity, Equity & Inclusion (“DEI”)

We are committed to providing an equitable, diverse and inclusive work culture, where everyone is treated fairly, feels a sense of belonging and value, and has the resources and support they need to achieve their full potential. As part of this commitment, in 2021 we formed our DEI Executive Council which is comprised of eight Senior Leadership members and champions Diversity, Equity, and Inclusion initiatives across four pillars – training, workforce diversity, professional development, and community impact.

In 2020, Envestnet Bridges, was created to encourage all employees to participate in conversations regarding diversity and differences, building greater understanding and enhancing our Envestnet community. Envestnet Bridges has hosted monthly conversations on far reaching topics such as Allyship, Understanding Language, and Racism -- Why Your Story Matters.

Our Women’s Initiative Network continues to provide women with the tools, training, and networking connections to advance in their careers, and build a platform for them to succeed.

We are committed to DEI globally. In 2021 we launched the Encourage, Engage, Evolve Mentoring Program which matched 18 female leaders in the United States with female leaders in Trivandrum, India. The program promotes the role of women in leadership, builds networking connections, and defines career development.

Also in 2021, Envestnet partnered with the University of Delaware Women’s Leadership to launch two successful virtual cohorts. The program emphasizes advancing women in their leadership journey.

Envestnet is the inaugural ambassador for Money Management Institute, an organization with a mission to prepare under-represented talent for the financial tech industry.

Envestnet continues to invest in organizations and programs that enhance our connection to our community and bring to life our commitment to diversity and inclusion.

Workforce Demographics

In 2021, we launched “People Manager Dashboards” which provide U.S.-based managers with anonymous information regarding the race/ethnicity and gender demographics of their teams, as well as information regarding open positions, promotions, terminations. This data helps managers pinpoint opportunities to increase diversity when hiring, promoting, and developing employees. Our employee population is primarily located in the United States and India. Our global workforce increased 3% in 2021 from approximately 4,250 full-time employees in 2020 to approximately 4,375 full-time employees in 2021, with 39% and 43%, respectively, based in the United States. No employee is represented in a collective bargaining agreement.

Learning & Development

Through our global learning management system, employees have access to over 19,000 learning courses, including management and skills development; and U.S. based employees receive reimbursement for training, certifications, and degrees. During 2020 and 2021, our employees completed over 32,000 courses and over 57,000 courses, respectively. In the third quarter 2021, we launched a new learning platform with significant engagement, with over 10,000 hours of content viewed and over 8,800 courses were completed.

The Envestnet Institute on Campus (“EIOC”) is a program for motivated university students designed to bridge the gap between academic knowledge and the application of this knowledge in the Wealth and Asset Management industries. Many of our employees have graduated from this key Learning and Development program. The curriculum is currently offered at 47 schools, including Historically Black Colleges and Universities such as Howard University. The program includes mentoring, job placement, and financial literacy initiatives. As of June 30, 2021, over 4,700 students have completed the program averaging an approximate 70% completion rate. More than 1,800 women and over 1,600 students of color have completed the program. EIOC continues to support job and internship placements through its résumé database, which contains 2,000 résumés for employers seeking workforce-ready employees for internships and entry-level positions.

The Envestnet Scholarship Program has expanded its partnership with the CFP Board to offer scholarships to undergraduate students from groups traditionally underrepresented in the financial planning profession who are pursuing their Certified Financial Planner™ designation. Women and minorities who are undergraduates can apply for these scholarships. As of June 30, 2021, 53 scholarships totaling over $280,000 have been granted.

Envestnet’s 2021 Intern cohort demographics were our most diverse to date, with approximately 45% self-identifying as black, indigenous, people of color or non-white. Approximately 32% of the interns in 2021 were female.

The Envestnet Summer Internship Program is a full-time, paid internship designed for qualified college students to gain hands-on experience at Envestnet in all office locations. Interns work alongside department experts, participate in Envestnet's Institute On Campus, attend weekly “Lunch and Learns” with leaders of the business, and collaborate with fellow Envestnet interns on a summer project. Top performing interns can interview for full time employment after graduation through Envestnet's Rotational Program.

Engagement

In 2021, during our annual employee survey, we scored four points above the industry benchmark for employee engagement. In our 2020 employee survey, which primarily focused on the employee experience during the pandemic, 94% of respondents strongly agreed with the statement, “My organization responded to the Coronavirus (COVID-19) outbreak in a way that demonstrates care for its employees’ well-being.”

In Our Community

The Envestnet Cares program empowers our employees to engage in their local communities with paid time off for volunteer activities, charitable donation matching, and partnerships with several non-profit organizations. U.S. employees receive a match up to $3,000 annually. In 2020, our regular charitable giving was approximately $1.2 million. In 2021 we donated $1 million worldwide. We also made a one-time $5.0 million charitable contribution in 2020 in memory of our former chief executive officer.

In 2021, our employees received three paid Volunteer Days for use when volunteering for a non-profit organization of their choice during the workweek, or as part of a Company-organized volunteering event. In 2020, our employees volunteered 127 hours and participated in 4 company-sponsored events in 3 cities prior to March 13, 2020. Due to the COVID-19 Pandemic, in-person events were canceled starting in March 2020. Despite canceling in person volunteer events, our employees still volunteered over 2,400 hours in 2021, as employees participated in both virtual events and other volunteer events in their communities.

Total Rewards

To attract and retain top talent in our highly competitive industry, we offer employees a comprehensive total rewards package. For U.S. based employees, this includes competitive base pay, annual bonus consideration, long-term incentive grants, employer-subsidized health, dental, and vision insurance, employer match for retirement savings, paid time off, group term life and disability insurance, college tuition reimbursement and scholarships, as well as paid parental leave for the birth or adoption of a child, and military leave with pay differential. In 2020, Envestnet added a parental stipend for employees with children under age 6 and in 2021, Envestnet added adoption and surrogacy to further support our employees in balancing work and life.

All U.S. based, full-time employees also receive nine paid holidays, a minimum of three weeks paid time off, two floating holidays, and three paid volunteer days per year. India-based employees receive standard health and welfare benefits, as well as additional family medical coverage, an internet stipend, and free transportation home from late shifts. Envestnet supports our employees’ physical and mental health with a no-cost Wellness Program; and provides legal, financial, and work-life solutions with our Employee Assistance Program.

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

All of our employees began working remotely in March 2020. Our Pandemic Response Team has established protocols to ensure the safety of our employees while working remotely and upon return to our office locations. This included mandatory COVID-19 training, advanced cleaning protocols for all offices, modified workspaces, and communication that provides employees with regular updates regarding Envestnet’s response to the impact of the pandemic. Beginning in 2022, employees were welcomed back to the office once their proof of vaccination was received; for the majority of employees, returning to the office continues to be on a voluntary basis.

During the pandemic, our employees also received additional benefits to support home-office set-up (U.S. and India), parental stipend (U.S.), additional health insurance (India), and utility stipend (India), as well as multiple initiatives and organized activities to support mental wellness, morale and team building.

Information about our Executive Officers
The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
William Crager	57	Chief Executive Officer
Stuart DePina	61	President
Peter D'Arrigo	54	Chief Financial Officer
Shelly O’Brien	56	Chief Legal Officer, General Counsel and Corporate Secretary

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
Securities Exchange Act Reports
The Company maintains a website at the following address: http://www.envestnet.com. The information on the Company's website is not incorporated by reference in this Annual Report.
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

Risks Related to Our Results of Operations and Financial Condition
The COVID-19 pandemic has and may continue to adversely affect our business, including our operations and financial condition.

The COVID-19 pandemic and measures taken to contain or mitigate the pandemic have had, and may continue to have, significant adverse effects on global economic activity and financial markets, including lowering asset and equity valuations, decreasing liquidity for certain securities and causing significant volatility and disruption in markets. Although certain economic conditions improved throughout fiscal 2021, the pandemic continues to evolve with the spread of new variants and outbreaks, and the impacts of the pandemic may continue to affect aspects of our business and results of operations in the future.
Any deterioration in current economic conditions may result in an ongoing adverse effect on our business, including our results of operations and financial condition, as a result of, among other things: lower revenue from a reduction in our asset-based fees; a decline in new client conversions as a result of extended sales cycles and longer implementation periods as clients work remotely; decreased demand for certain of our products and services; and the negative impact of the pandemic on our clients and key vendors, market participants and other third-parties with whom we do business. Additionally, our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Further, work-from-home and other modified business practices may introduce additional operational risks, including resiliency, cybersecurity, and execution risks, which may result in inefficiencies or delays, and may affect our ability to, or the manner in which we, conduct our business activities. Recently promulgated OSHA rules related to required vaccines or alternative testing protocols for unvaccinated employees may in the future have adverse effects on our current work force, including additional administrative burdens and concerns related to perceived health and safety risks, and may result in an increase in employee complaints as well as difficulty attracting and retaining personnel.
The extent to which COVID-19 may continue to affect our business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the emergence, spread and severity of new variants and additional outbreaks of COVID-19, the availability and efficacy of vaccines and treatments, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, including vaccine and testing mandates, the timing and extent normal economic and operating conditions resume and the effects on our products, clients, employees and vendors. The ongoing pandemic may also have the effect of heightening many of the other risks described in this section entitled “Risk Factors” and any subsequent filings with the SEC, which could materially and adversely affect our business, results of operations and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks. If we are not able to respond to and manage the impact of such events effectively, our business, results of operations and financial condition may be materially and adversely affected. For additional discussion of the impacts of the COVID-19 pandemic, which could be materially adverse to our operations and financial results, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, Uncertainties Related to COVID-19” section in Item 7 of Part II of this Annual Report.
We derive a substantial portion of our revenues from the delivery of investment solutions and services to clients in the financial services industry and our revenue could suffer if that industry experiences a downturn.
A substantial portion of our revenues are derived from clients in the financial services industry, particularly in financial advisory services. A decline or lack of growth in demand for financial services would adversely affect our clients and, in turn, our results of operations, financial condition and business. For example, the availability of free or low‑cost investment information and resources, including research and information relating to publicly traded companies and mutual funds available on the internet or on company websites, could lead to lower demand by investors for the services provided by financial advisors. In addition, demand for our investment solutions and services could decline for many reasons. Negative public perception and reputation of the financial services industry could reduce demand for our broader services and investment advisory solutions. Consolidation or limited growth in the financial services and advisory industry could reduce the number of our clients and potential clients. Events that adversely affect our clients’ businesses, rates of growth or the numbers of customers they serve, including decreased demand for our clients’ products and services, adverse conditions in our clients’ markets or adverse economic conditions generally, could in turn decrease demand for our investment solutions and services and thereby decrease our revenues. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

A limited number of clients account for a material portion of our revenue. Renegotiation or termination of our contracts with any of these clients could have a material adverse effect on our results of operations, financial condition or business.
For the years ended December 31, 2021, 2020 and 2019, revenues associated with our relationship with FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for approximately 17%, 15% and 15% respectively, of our total revenues and our ten largest clients accounted for approximately 30%, 29% and 31%, respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. A majority of our agreements with financial advisors generally provide for termination at any time.
A substantial majority of our revenues associated with Fidelity is derived from ongoing asset-based platform service fees paid by firms, advisors or advisors’ clients obtained through the Fidelity relationship. The license agreement with Fidelity, which accounted for less than 1% of our revenue in the year ended December 31, 2021, is subject to renewal on an annual basis. If Fidelity or a significant number of our most important clients were to renegotiate or terminate their contracts with us, our results of operations, financial condition or business could be materially adversely affected.
Changes in the estimates of fair value of reporting units or of long-lived assets, particularly goodwill and intangible assets, may result in future impairment charges, which could have a material adverse effect on our results of operations, financial condition, cash flows or business.
Over time, the fair values of long-lived assets change. At December 31, 2021, we had $925.2 million of goodwill and $400.4 million of intangible assets, net, collectively representing 59% of our total assets.
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
During the fourth quarter of 2021, we completed our annual goodwill impairment analysis. The qualitative analysis performed as of October 31, 2021 indicated that it is more likely than not that the fair value of each reporting unit exceeded the carrying value, and accordingly, no impairment existed. There can be no assurance that our estimates and assumptions of the fair value of our reporting units, the current economic environment, or the other inputs used to estimate the fair value of our reporting units will prove to be accurate, and any material error in our estimates and assumptions, could result in us needing to take a material impairment charge, which would have the effects discussed above.
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
As of December 31, 2021, we had $345.0 million of outstanding 1.75% Convertible Notes due 2023 and $517.5 million of outstanding 0.75% Convertible Notes due 2025 (collectively, the “Convertible Notes”). As of December 31, 2021, we had an additional $500.0 million available to us to borrow under our revolving credit facility (the “Amended Credit Agreement”). This indebtedness could, among other things:
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
Following a fundamental change, Convertible Notes holders will have the right to require us to purchase their Convertible Notes for cash. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then‑existing indebtedness. In addition, upon conversion of the Convertible Notes, unless we settle our conversion obligation solely in shares of our common stock (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Convertible Notes being surrendered for conversion. We may not have sufficient financial resources, or may not be able to arrange financing, to pay the fundamental change purchase price in cash with respect to the Convertible Notes surrendered by holders for purchase upon a fundamental change or make cash payments upon conversions. In addition, restrictions in our Third Credit Agreement (as described herein) or future credit facilities or other indebtedness, if any, may not allow us to purchase the Convertible Notes upon a fundamental change or make cash payments upon conversions of the Convertible Notes. Our failure to purchase the Convertible Notes upon a fundamental change or make cash payments upon conversions thereof when required would result in an event of default with respect to the Convertible Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes or make cash payments upon conversions thereof. For a description of the Company’s Third Credit Agreement entered into on February 4, 2022 amending and restating the Amended Credit Agreement, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, Credit Agreement Amendment” and Part II, Item 8, “Note 22—Subsequent Events”.

Risks Related to our Operations
If sources from which we obtain information limit our access to such information or charge us fees for accessing such information, our business could be materially and adversely harmed.
Our Envestnet Data & Analytics data aggregation solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of December 31, 2021, we receive over 70% of this data through structured data feeds that are provided under the terms of our contracts with most of our financial institution, or FI, customers. Although all of the information we currently gather is end user-permissioned, non-identified data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.
Because some of our sales efforts are targeted at large financial institutions and large FinTech companies, we face prolonged sales cycles, substantial upfront sales costs and less predictability in completing some of our sales. If our sales cycle lengthens, or if our upfront sales investments do not result in sufficient revenue, our operating results may be harmed.
We target a portion of our sales efforts at large financial institutions and large FinTech companies, which presents challenges that are different from those we encounter with smaller customers. Because our large customers are often making an enterprise-wide decision to deploy our solutions, we face longer sales cycles, complex customer requirements, substantial upfront sales costs, significant contract negotiations and less predictability in completing sales with these customers. Our sales cycle can often last one year or more with our largest customers, who often undertake an extended evaluation process, but is variable and difficult to predict. We anticipate that we will experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing sales with customers located outside of the United States. If our sales cycle lengthens or our upfront sales investments do not generate sufficient revenue to justify our investments in our sales efforts, our operating results may be harmed.
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
Asset‑based fees make up a significant portion of our revenues. Asset‑based fees represented 60%, 54% and 54% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. We expect that asset‑based fees will continue to represent a significant percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the market value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a particular investment or strategy. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset‑based fees could be materially adversely affected. Our asset-based fees are generally calculated quarterly using the value of assets at the end of each calendar quarter. Our methodology may result in lower fees if the financial markets are down when fees are calculated, even if the market had performed well earlier in the quarter.

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
The market for our investment solutions and services is characterized by shifting client demands, evolving market practices, new and evolving regulations, and for some of our investment solutions and services, rapid technological change. Changing client demands, new market rules and practices, or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services, and service and technological enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development costs of approximately $80 million, $72 million and $60 million in the years ended December 31, 2021, 2020 and 2019, respectively. We expect that our technology development costs will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.
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
Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2021, approximately 2,500 of our approximate 4,375 total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to retain our current employee base in India or hire additional new talent or do so cost-effectively. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.
We operate in highly competitive industries, with many firms competing for business from financial advisors and financial institutions on the basis of a number of factors, including the quality and breadth of investment solutions and services, ability to innovate, reputation and the prices of services and this competition could hurt our financial performance.
We compete with many different types of companies that vary in size and scope, including custodians, turnkey asset management platforms, data and analytics providers, and other financial technology companies. Representative competitors include Pershing LLC (a subsidiary of BNY Mellon Corporation), AssetMark, Inc., Advent Software (a subsidiary of SS&C Technologies Holdings, Inc.) and Orion Advisor Services in our Envestnet Wealth Solutions business and Intuit, Inc., Plaid Inc. and Fiserv, Inc in our Envestnet Data & Analytics business. Competition is discussed in greater detail under “Business—Competition” included in this Annual Report. In addition, some of our clients have developed or may develop the in‑house capability to provide the technology and/or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisors, obviating the need to hire us, and they may offer these services to third‑party financial advisors or financial institutions, thereby competing directly with us for that business.
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
We have made substantial investments in software and other intellectual property on which our business is highly dependent. As of December 31, 2021, notwithstanding expiration of some of our oldest patents, we had over 50 issued patents in the U.S. and foreign jurisdictions as well as additional pending patent applications in the U.S. and foreign jurisdictions. Many of our key technologies, investment solutions or services are not covered by any copyright registration, issued patent or patent application. We are the owner of certain patent rights, registered trademarks in the United States, including “ENVESTNET,” and we claim common law rights in other trademarks that are not registered. We rely on a combination of patent, trade secret, trademark and copyright laws, confidentiality and nondisclosure agreements and other contractual and technical security measures to protect our proprietary technology, all of which provide only limited protection. Despite our efforts, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our intellectual property rights without paying us for doing so, which could harm our business. Policing unauthorized use of proprietary technology is difficult and expensive and our monitoring and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly and could divert management attention and resources. If we are unable to protect our intellectual property rights or if third parties independently develop or gain access to our or similar technologies, investment solutions or services, our results of operations, financial condition and business could be materially adversely affected.
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
Our investment advisory services involve fiduciary obligations that require us to act in the best interests of our clients, and we may be sued and face liabilities for actual or claimed breaches of our fiduciary duties. Because we provide investment advisory services, both directly and indirectly, with respect to substantial assets we could face substantial liability if it is determined that we have breached our fiduciary duties. In certain circumstances, which generally depend on the types of investment solutions and services we are providing, we may enter into client agreements jointly with advisors and retain third‑party investment money managers on behalf of clients. As a result, we may be included as a defendant in lawsuits against financial advisors and third‑party investment money managers that involve claims of breaches of the duties of such persons, and we may face liabilities for the improper actions and/or omissions of such advisors and third‑party investment money managers. In addition, we may face claims based on the results of our investment advisory recommendations, even in the absence of a breach of our fiduciary duty. This risk may be heightened during periods when equity or other financial markets are declining in value or are particularly volatile, or when clients or investors with financial advisory clients are experiencing losses. Such claims and liabilities could have a material adverse effect on our results of operations, financial condition or business.
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
For the year ended December 31, 2021 and 2020, the Company estimated that a sales and use tax liability of $3.2 million and $6.6 million, respectively, was probable related to current and prior year revenues in a number of taxing jurisdictions. In addition, for the same periods, the Company estimated a sales tax receivable of $2.6 million and $2.1 million, respectively, related to estimated recoverability of a portion of the liability. Additional future information obtained from the applicable jurisdictions or audits by one or more taxing authorities may affect our estimate of our sales and use tax liability. There can be no assurance that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we currently believe no such taxes are required.
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
Item 3. Legal Proceedings
See Part II, Item 8, “Note 21—Commitments and Contingencies” for Legal Proceedings details.

In addition, the Company's subsidiary, Envestnet Asset Management, Inc. (“EAM”), was named as a defendant in two putative class action lawsuits filed on December 28, 2020 and March 4, 2021, respectively, in the United States District Court for the Northern District of Alabama. The case captions are Drake v. BBVA USA Bancshares, Inc. et al., No. 2:20-CV-02076-ACA (“Drake”) and Ferguson v. BBVA Compass Bancshares, Inc. et al, No. 2:19-CV-01135-MHH (“Ferguson”). The material allegations of both cases were identical. The plaintiff in Ferguson alleged that EAM, acting as investment advisor to BBVA USA Bancshares, Inc.’s Compass SmartInvestor 401(k) Plan (the “SmartInvestor Plan”), along with BBVA and others, breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in connection with the selection and maintenance of the SmartInvestor Plan’s investment options. The plaintiff sought unspecified damages on behalf of a class of SmartInvestor Plan participants from July 17, 2013 through December 28, 2020. On August 27, 2021, the Court granted EAM’s motion to dismiss the Drake lawsuit. On September 3, 2021, the Court granted EAM’s motion to dismiss the Ferguson lawsuit. For more information regarding the potential impact of regulations and other legal matters, see Part I, Item 1A, “Risk Factors”.

Item 4. Mine Safety Disclosures
This section is not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
Our common stock is listed on the New York Stock Exchange under the symbol “ENV”.
(b)Holders
The number of holders of record of our common stock was 150 as of February 18, 2022.
Common Stock
As of December 31, 2021, we had 500,000,000 common shares authorized at a par value of $0.005, of which 54,793,088 shares were outstanding.
Preferred Stock
As of December 31, 2021, we had 50,000,000 preferred shares authorized at a par value of $0.005, of which no shares were outstanding.
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

5 YEAR STOCK PERFORMANCE GRAPH

	12/30/2016	12/31/2017	12/31/2018	12/31/2019	12/30/2020	12/31/2021
Envestnet, Inc.	$100.00	$141.42	$139.55	$197.53	$233.45	$225.08
Russell® 2000 Index	100.00	113.14	99.37	122.94	145.52	165.45
S&P North American Technology Sector Index	100.00	136.24	137.75	197.25	282.45	354.99
The stock price performance included in the graph above is not necessarily indicative of future stock price performance.

(f)Recent Sales of Unregistered Securities
None
(g)Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2021 through October 31, 2021	—	$—	—	1,925,902
November 1, 2021 through November 30, 2021	25,000	76.16	25,000	1,900,902
December 1, 2021 through December 31, 2021	—	—	—	1,900,902
On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2.0 million shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of December 31, 2021, 1.9 million shares could still be purchased under this program.

Item 6. Selected Financial Data

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Envestnet, through its subsidiaries, is transforming the way financial advice and insight are delivered. Our mission is to empower financial advisors and service providers with innovative technology, solutions and intelligence. Envestnet has been a leader in helping transform wealth management, working towards its goal of expanding a holistic financial wellness ecosystem so that our clients can deliver an Intelligent Financial Life to their clients.

Over 108,000 advisors and more than 6,000 companies, including 18 of the 20 largest U.S. banks, 47 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIAs and hundreds of FinTech companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

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
We also operate five RIAs registered with the SEC. We believe that our business model results in a high degree of recurring and predictable financial results.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak continues to cause disruptions to businesses and markets worldwide as the virus spreads and new variants emerge. The extent of the effect on our operational and financial performance will continue to depend on future developments, including the duration, spread and intensity of the pandemic, the emergence of variants and additional outbreaks of COVID-19, the availability and efficacy of vaccines, further governmental, regulatory and private sector responses and the timing and extent normal economic and operating conditions resume, all of which are uncertain and difficult to predict. Although we are unable to estimate the overall financial effect of the pandemic at this time, as the pandemic continues, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. As of December 31, 2021, these consolidated financial statements do not reflect any adjustments as a result of the pandemic.
Recent Developments

Credit Agreement Amendment

On February 4, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Third Credit Agreement”) with a group of banks. The Third Credit Agreement amends and restates, in its entirety, our prior Amended and Restated Credit Agreement, dated as of July 18, 2017, as amended (the “Prior Credit Agreement”).

The Third Credit Agreement amended certain provisions under the Prior Credit Agreement to, among other things, (i) extend the maturity of loans and the revolving credit commitments, (ii) reduce the interest rate payable on the loans and (iii) increase capacity and flexibility under certain of the negative covenants.

The Third Credit Agreement provides, subject to certain customary conditions, for a revolving credit facility (the “Credit Facility”), in an aggregate amount of $500.0 million, with a $20.0 million sub-facility for letters of credit.

The Credit Facility matures on February 4, 2027.

Outstanding loans under the Credit Facility accrue interest, at Envestnet’s option, at a rate equal to either (i) a base rate plus an applicable margin ranging from 0.25% to 1.75% per annum or (ii) an adjusted Term SOFR rate plus an applicable margin ranging from 1.25% to 2.75% per annum, based upon the total net leverage ratio, as calculated pursuant to the Third Credit Agreement. The undrawn portion of the commitments under the Credit Facility is subject to a commitment fee at a rate ranging from 0.25% to 0.30% per annum, based upon the total net leverage ratio as calculated pursuant to the Credit Agreement.

The obligations of Envestnet under the Third Credit Agreement are guaranteed by substantially all of Envestnet’s domestic subsidiaries and are secured by a first-priority lien on substantially all of the personal property (other than intellectual property) of Envestnet and the guarantors, subject to certain exclusions.

Investment in YieldX

On October 1, 2021, we acquired a 6.8% ownership interest in YieldX Inc. ("YieldX"), a Delaware corporation, for cash consideration of $15.0 million. YieldX provides an end-to-end digital platform with smart workflows, artificial intelligence powered analytics and a reimagined user experience for financial professionals and investors in the fixed income markets. We elected the measurement alternative for this investment as it did not have a readily determinable fair value. The investment is measured at cost, less impairment, adjusted by observable price changes.

In connection with this investment, we also entered into a commercial agreement with YieldX to integrate the products and solutions of YieldX into our platform offering. The consideration under the commercial agreement includes a warrant and quarterly cash payments subject to the satisfaction of certain performance targets.

Procurement of Technology Solutions

On June 21, 2021, we entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $18.0 million, including an advance of $3.0 million. The transaction closed on February 1, 2022 and we paid the remaining $15.0 million on February 2, 2022. This asset will be integrated into the Envestnet Data & Analytics segment. In addition, the agreement includes an earn-out payment of $10.0 million based upon the achievement of certain target metrics within five years after the date of our launch of the technology solutions.

Acquisition of Harvest

On April 7, 2021, we acquired Harvest Savings & Wealth Technologies (“Harvest”), a Delaware corporation (the "Harvest Acquisition"). Harvest provides automated goals-based saving and wealth solutions to banks, credit unions, trust companies and other financial institutions. Harvest has been integrated into the Envestnet Wealth Solutions segment. The acquisition optimizes our API-based financial wellness ecosystem and also helps strengthen our foothold to enable embedded finance, which we see as a key driver of the future of financial services.

In connection with the Harvest Acquisition, we paid estimated consideration of $32.8 million (of which approximately $3.0 million is being held in escrow for 18 months after the closing date), net of cash acquired, subject to certain post-closing adjustments. we funded the acquisition with cash on hand.

We recorded estimated goodwill of $18.5 million, which is not deductible for income tax purposes, and estimated identified intangible assets of $9.5 million. The tangible assets acquired and liabilities assumed were not material.

Acquisition of Proprietary Technology

We previously owned approximately 29% of the outstanding units in a privately held company and accounted for it as an equity method investment. On March 11, 2021, we entered into an intellectual property purchase agreement with this privately held company to acquire all of the proprietary technology developed by the privately held company for approximately $35.5 million. Concurrent with the intellectual property purchase agreement, the Company also entered into a redemption agreement with the same privately held company to redeem the Company's previously held equity interest for approximately $10 million. The Company accounted for these two arrangements as a single unit of account. As of the acquisition date, the net cost of the proprietary technology acquired, including capitalized transaction costs, was approximately $24.5 million, which will be amortized over a five-year period on a straight-line basis. The proprietary technology has been integrated into the Envestnet Wealth Solutions segment.

Accelerated Investment Plan

In February 2021, we announced that we would be accelerating our investment in our ecosystem, to fulfill our strategy of:
•Capturing more of the addressable market;
•Modernizing the digital engagement marketplace; and
•Opening the platform.

These investments totaled approximately $35.5 million in 2021. We expect to incur an additional $45 - $50 million in 2022 as we continue to invest in our ecosystem.

Organizational Realignment

In the fourth quarter of 2020, as part of an organizational realignment, we entered into separation agreements with several employees. In connection with this realignment, we recognized approximately $5.2 million and $5.1 million of severance expense during the twelve months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we have accrued approximately $1.4 million and $5.1 million in accrued compensation and related taxes associated with these separation agreements, respectively.

Key Metrics

Envestnet Wealth Solutions Segment

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of December 31,
	2021	2020	2019
	(in millions, except accounts and advisors data)
Platform Assets
AUM	$362,038	$263,043	$207,083
AUA	456,316	405,365	343,505
Total AUM/A	818,354	668,408	550,588
Subscription	4,901,662	3,892,814	3,205,281
Total Platform Assets	$5,720,016	$4,561,222	$3,755,869
Platform Accounts
AUM	1,345,274	1,073,122	935,039
AUA	1,217,076	1,276,975	1,193,882
Total AUM/A	2,562,350	2,350,097	2,128,921
Subscription	14,986,531	11,079,048	9,793,175
Total Platform Accounts	17,548,881	13,429,145	11,922,096
Advisors
AUM/A	39,735	41,206	40,563
Subscription	68,808	65,104	61,180
Total Advisors	108,543	106,310	101,743

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - 2021
	As of December 31, 2020	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Subscription	As of December 31, 2021

	(in millions, except account data)
AUM	$263,043	$117,066	$(52,668)	$64,398	$34,597	$—	$362,038
AUA	405,365	116,675	(92,299)	24,376	40,787	(14,212)	456,316
Total AUM/A	$668,408	$233,741	$(144,967)	$88,774	$75,384	$(14,212)	$818,354
Fee-Based Accounts	2,350,097			322,138		(109,885)	2,562,350

The above AUM/A gross sales figures include $34.9 billion in new client conversions. We onboarded an additional $312.4 billion in subscription conversions during 2021, bringing total conversions for the year to $347.3 billion.

	Asset Rollforward - 2020
	As of December 31, 2019	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Subscription	As of December 31, 2020

	(in millions, except account data)
AUM	$207,083	$74,118	$(42,958)	$31,160	$24,800	$—	$263,043
AUA	343,505	117,138	(84,328)	32,810	40,052	(11,002)	405,365
Total AUM/A	$550,588	$191,256	$(127,286)	$63,970	$64,852	$(11,002)	$668,408
Fee-Based Accounts	2,128,921			278,863		(57,687)	2,350,097

The above AUM/A gross sales figures include $38.6 billion in new client conversions. We onboarded an additional $119.6 billion in subscription conversions during 2020, bringing total conversions for the year to $158.2 billion.

Asset and account figures in the “Reclass to Subscription” columns for the years ended December 31, 2021 and 2020 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

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

Paid users were approximately 32 million, 35 million and 25 million as of December 31, 2021, 2020 and 2019, respectively. The decrease from 2020 to 2021 is driven by a significant change in a current client's business and digital strategy.

Revenues

Overview

We earn revenues primarily under three pricing models. First, a majority of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors. These revenues are recorded under asset-based revenues. Our asset‑based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset‑based fees accounted for approximately 60%, 54% and 54% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. In future periods, the percentage of our total revenues attributable to asset‑based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant subscription agreements, the mix of AUM or AUA, and other factors.

We also generate revenues from recurring, contractual subscription fees for providing access to our technology platforms. This subscription revenue includes both contractual minimum payments and usage-based fees and is driven primarily by the number of customers, including new customers as well as customers who renew their existing subscription contracts, and the number of paid users. These revenues are recorded under subscription-based revenues. Subscription fees vary based on the scope of technology solutions and services being used, and are priced in a variety of constructs based on the size of the business, number of users or number of accounts and in many cases can increase over time based on the growth of these factors. Subscription fees accounted for 38%, 43% and 42% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Over 75% of our asset-based recurring revenues from AUM/A are billed to customers at the beginning of each quarter and are based on the market value of their assets on our platforms as of the end of the prior quarter. For example, asset-based recurring revenues recognized during the fourth quarter of 2021 were primarily based on the market value of assets as of September 30, 2021. Our asset-based recurring revenues are generally recognized ratably throughout the quarter based on the number of days in the quarter.

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

Interest expense

As of January 1, 2021, we adopted FASB ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” The adoption of this standard resulted in a decrease to our interest expense in 2021.

Interest expense includes coupon interest and issuance cost amortization related to our convertible note issuances, as well as interest and amortization of upfront fees and monthly fees related to our Amended Credit Agreement. The issuance costs and upfront fees are amortized over the term of the related agreements. Prior to the adoption of ASU 2020-06, interest expense related to our convertible note issuances also included amortization of the original issue discount. See Part II, Item 8, “Note 10—Debt” for additional details regarding our third-party debt.

Other income (expense), net

Other income (expense), net includes gains (losses) on our portion of our equity method investees' results and foreign exchange gains or losses as well as other miscellaneous income or expense items as appropriate.

Results of Operations

	Year Ended December 31,
	2021	2020	% Change	2019	% Change
	(in thousands, except for percentages)
Revenues:
Asset-based	$709,376	$540,947	31%	$484,312	12%
Subscription-based	453,989	426,507	6%	378,813	13%
Total recurring revenues	1,163,365	967,454	20%	863,125	12%
Professional services and other revenues	23,152	30,776	(25)%	37,002	(17)%
Total revenues	1,186,517	998,230	19%	900,127	11%
Operating expenses:
Cost of revenues	423,723	305,929	39%	278,811	10%
Compensation and benefits	432,829	398,970	8%	383,554	4%
General and administration	171,657	160,229	7%	152,564	5%
Depreciation and amortization	117,767	113,661	4%	101,271	12%
Total operating expenses	1,145,976	978,789	17%	916,200	7%
Income (loss) from operations	40,541	19,441	109%	(16,073)	*
Other income (expense):
Interest income	827	1,112	(26)%	3,347	(67)%
Interest expense	(16,931)	(31,504)	(46)%	(32,520)	(3)%
Other income (expense), net	(4,076)	2,906	*	(2,849)	*
Total other expense, net	(20,180)	(27,486)	(27)%	(32,022)	(14)%
Income (loss) before income tax provision (benefit)	20,361	(8,045)	*	(48,095)	(83)%
Income tax provision (benefit)	7,667	(5,401)	*	(30,893)	(83)%
Net income (loss)	12,694	(2,644)	*	(17,202)	(85)%
Add: Net (income) loss attributable to non-controlling interest	602	(466)	*	420	*
Net income (loss) attributable to Envestnet, Inc.	$13,296	$(3,110)	*	$(16,782)	(81)%
*Not meaningful

Year ended December 31, 2021 compared to year ended December 31, 2020

Asset-based recurring revenues

Asset-based recurring revenues increased 31% from $540.9 million in 2020 to $709.4 million in 2021. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles as a result of the upswing in the equity markets relative to the comparable 2020 period. In 2021, revenues were also positively affected by new account growth and positive net flows of AUM/A. The revenue increase was partially offset by existing customers switching from an asset-based pricing model to a subscription-based pricing model.

The number of financial advisors with AUM or AUA on our technology platforms decreased from approximately 41,000 as of December 31, 2020 to approximately 40,000 as of December 31, 2021 and the number of AUM or AUA client accounts increased from approximately 2.4 million as of December 31, 2020 to approximately 2.6 million as of December 31, 2021.

Asset-based recurring revenue increased from 54% of total revenue in 2020 to 60% of total revenue in 2021, primarily due to a higher increase in asset-based recurring revenues as compared to subscription-based recurring revenues.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 6% from $426.5 million in 2020 to $454.0 million in 2021. This increase was primarily due to an increase of $18.9 million in the Envestnet Wealth Solutions segment and an increase of $8.6 million in the Envestnet Data & Analytics segment, which can be attributed to new and existing customer growth . Periodically, existing customers switch from an asset-based pricing model to a subscription-based pricing model.

Professional services and other revenues

Professional services and other revenues decreased 25% from $30.8 million in 2020 to $23.2 million in 2021. The decrease was due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 39% from $305.9 million in 2020 to $423.7 million in 2021. The increase was primarily due to an increase in asset-based cost of revenues of $115.1 million, which directly correlates with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues increased from 31% to 36% for the years ended December 31, 2020 and 2021, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits increased 8% from $399.0 million in 2020 to $432.8 million in 2021. The increase is comprised of increases in salaries, benefits and related payroll taxes of $19.8 million, incentive compensation of $19.3 million, non-cash compensation expense of $8.4 million and other immaterial increases within compensation and benefit accounts. These increases were partially offset by a decrease in severance expense of $13.8 million. The decrease in severance expense is primarily related to charges incurred during 2020 in connection with a voluntary early retirement program offered to eligible employees. Employees had until January 31, 2020 to voluntarily accept the program with separation of service no later than March 31, 2020. As a percentage of total revenues, compensation and benefits decreased from 40% in 2020 to 36% in 2021 due to a higher revenue increase compared to a lower compensation and benefits increase.

General and administration

General and administration expenses increased 7% from $160.2 million in 2020 to $171.7 million in 2021. The increase was primarily due to increases in website and systems development costs of $11.9 million, marketing expense of $10.9 million and professional and legal fees of $6.0 million. These increases were partially offset by decreases in restructuring charges and transaction costs of $7.9 million, miscellaneous general and administration expense of $3.3 million, non-income tax expense of $1.8 million, research and data services of $1.7 million, travel and entertainment expense of $1.6 million, and other immaterial decreases within general and administration expense. As a percentage of total revenues, general and administration expenses decreased from 16% in 2020 to 14% and 2021.

Depreciation and amortization

Depreciation and amortization expense increased 4% from $113.7 million in 2020 to $117.8 million in 2021, primarily due to an increase in internally developed software amortization expense of $9.9 million, partially offset by a decrease in intangible asset amortization expense of $5.0 million. As a percentage of total revenues, depreciation and amortization expense decreased from 11% in 2020 to 10% in 2021.

Interest income

Interest income decreased from $1.1 million in 2020 to $0.8 million in 2021, primarily due to lower effective interest rates earned on our cash and money market funds.

Interest expense

Interest expense decreased 46% from $31.5 million in 2020 to $16.9 million in 2021, primarily due to the adoption of ASU 2020-06 on January 1, 2021 and no outstanding borrowings on our revolving credit facility during fiscal year 2021.

Other income (expense), net

Other income (expense), net decreased from other income of $2.9 million in 2020 to other expense of $4.1 million in 2021, primarily due to a one-time gain of $4.2 million recorded in 2020 related to the remeasurement of a previously held interest in an equity method investee that we acquired the remaining outstanding equity for, a one-time gain of $2.5 million recorded in 2020 related to a fair value adjustment upon the settlement of a former Chief Executive Officer's stock options, a gain recorded in 2020 on the sale of our interest held in a private company of $1.6 million and $0.9 million in additional losses recorded in 2021 related to equity investments. These drivers were partially offset by a one-time gain of $1.2 million in 2021 related to the settlement of a contingent liability and a one-time gain of $1.0 million in 2021 related to an insurance reimbursement.

Income tax provision

	Year Ended December 31,
	2021	2020
Income (loss) before income tax provision (benefit)	$20,361	$(8,045)
Income tax provision (benefit)	7,667	(5,401)
Effective tax rate	37.7%	67.1%

Our 2021 effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance we have placed on a portion of US deferred tax assets, the generation of research and development ("R&D") tax credits, executive compensation deduction limitations, income related to Indian partnerships, and state income taxes.

Our 2020 effective tax rate differs from the statutory rate primarily due to state income taxes, the excess tax benefit related to stock-based compensation, executive compensation deduction limitations, the generation of R&D tax credits, income related to the Indian partnerships, the impact of the CARES Act related to NOL carryback, the change in the valuation allowance we have placed on a portion of US deferred tax assets and the settlement of ASC 740-10 amounts due to the settlement of the bilateral advance pricing agreement with India and the filing of voluntary disclosure agreement returns.

Year ended December 31, 2020 compared to year ended December 31, 2019

For a discussion of the 2020 Results of Operations compared to 2019, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 26, 2021.

Business Segments

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in Part II, Item 8, “Note 19—Segment Information”. Our business segments are as follows:

Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions to enable them to deliver an Intelligent Financial Life to their clients.

Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

We also incur expenses not directly attributable to the segments listed above. These nonsegment operating expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses.
The following table reconciles income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2021	2020	2019
Envestnet Wealth Solutions	$124,651	$91,501	$67,713
Envestnet Data & Analytics	2,033	(9,943)	(25,262)
Nonsegment operating expenses	(86,143)	(62,117)	(58,524)
Income (loss) from operations	40,541	19,441	(16,073)
Interest income	827	1,112	3,347
Interest expense	(16,931)	(31,504)	(32,520)
Other income (expense), net	(4,076)	2,906	(2,849)
Consolidated income (loss) before income tax benefit	20,361	(8,045)	(48,095)
Income tax expense (benefit)	7,667	(5,401)	(30,893)
Consolidated net income (loss)	12,694	(2,644)	(17,202)
Add: Net (income) loss attributable to non-controlling interest	602	(466)	420
Consolidated net income (loss) attributable to Envestnet, Inc.	$13,296	$(3,110)	$(16,782)

Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Year Ended December 31,
	2021	2020	% Change	2019	% Change
	(in thousands, except for percentages)
Revenues:
Asset-based	$709,376	$540,947	31%	$484,312	12%
Subscription-based	267,720	248,810	8%	207,606	20%
Total recurring revenues	977,096	789,757	24%	691,918	14%
Professional services and other revenues	14,070	16,333	(14)%	17,540	(7)%
Total revenues	991,166	806,090	23%	709,458	14%
Operating expenses:
Cost of revenues	399,313	283,497	41%	255,108	11%
Compensation and benefits	269,153	257,698	4%	227,570	13%
General and administration	107,976	92,680	17%	93,321	(1)%
Depreciation and amortization	90,073	80,714	12%	65,746	23%
Total operating expenses	866,515	714,589	21%	641,745	11%
Income from operations	$124,651	$91,501	36%	$67,713	35%

Year ended December 31, 2021 compared to year ended December 31, 2020 for the Envestnet Wealth Solutions segment

Revenues

Asset-based recurring revenues

Asset-based recurring revenues increased 31% from $540.9 million in 2020 to $709.4 million in 2021. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles due to the impact of new account growth and positive net flows of AUM/A relative to the comparable 2020 period. In 2021, revenues were also positively affected by new account growth and positive net flows of AUM/A. The revenue increase was partially offset by existing customers switching from an asset-based pricing model to a subscription-based pricing model.

The number of financial advisors with AUM or AUA on our technology platforms decreased from approximately 41,000 as of December 31, 2020 to approximately 40,000 as of December 31, 2021 and the number of AUM or AUA client increased from approximately 2.4 million as of December 31, 2020 to approximately 2.6 million as of December 31, 2021.

As a percentage of total revenues, asset-based recurring revenue increased from 67% of total revenue in 2020 to 72% in 2021, primarily due to a higher increase in asset-based recurring revenues as compared to subscription-based recurring revenues.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 8% from $248.8 million in 2020 to $267.7 million in 2021, primarily due to new and existing customer growth along with additional revenue from existing customers switching from an asset-based pricing model to a subscription-based pricing model.

Professional services and other revenues

Professional services and other revenues decreased 14% from $16.3 million in 2020 to $14.1 million in 2021. The decrease was primarily due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 41% from $283.5 million in 2020 to $399.3 million in 2021. The increase was primarily due to an increase in asset-based cost of revenues of $115.1 million directly correlated with the increase in asset-based recurring revenues for the period. As a percentage of segment revenues, cost of revenues increased from 35% in 2020 to 40% in 2021, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits increased 4% from $257.7 million in 2020 to $269.2 million in 2021, primarily due to increases in salaries, benefits and related payroll taxes of $12.3 million and increases in incentive compensation of $12.1 million. These increases are partially offset by a decrease in severance expense of $14.0 million. The decrease in severance expense is primarily related to charges incurred during 2020 in connection with a voluntary early retirement program offered to eligible employees. Employees had until January 31, 2020 to voluntarily accept the program with separation of service no later than March 31, 2020. As a percentage of segment revenues, compensation and benefits decreased from 32% in 2020 to 27% in 2021, primarily due to a higher revenue increase compared to a lower compensation and benefits increase.

General and administration

General and administration expenses increased 17% from $92.7 million in 2020 to $108.0 million in 2021, primarily due to increases in systems development costs of $10.0 million, marketing expense of $8.6 million, and professional and legal fees of $5.0 million. These increases were partially offset by decreases in miscellaneous general and administration expenses of $3.0 million, non-income tax expense of $2.0 million, communications, research and data services of $1.4 million, travel and entertainment expenses of $1.3 million and various other immaterial decreases. As a percentage of segment revenues, general and administration expenses remained consistent at 11% in 2020 and 2021.

Depreciation and amortization

Depreciation and amortization increased 12% from $80.7 million in 2020 to $90.1 million in 2021, primarily due to an increase in internally developed software amortization expense of $7.4 million and an increase in intangible asset amortization expense of $1.9 million. As a percentage of segment revenues, depreciation and amortization expense decreased from 10% in 2020 to 9% in 2021.

Year ended December 31, 2020 compared to year ended December 31, 2019 for the Envestnet Wealth Solutions segment

For a discussion of the 2020 Results of Operations compared to 2019 for the Envestnet Wealth Solutions segment, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 26, 2021.

Envestnet Data & Analytics

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Year Ended December 31,
	2021	2020	% Change	2019	% Change
	(in thousands, except for percentages)
Revenues:
Subscription-based	$186,269	$177,697	5%	$171,207	4%
Professional services and other revenues	9,082	14,443	(37)%	19,462	(26)%
Total revenues	195,351	192,140	2%	190,669	1%
Operating expenses:
Cost of revenues	24,410	22,432	9%	23,703	(5)%
Compensation and benefits	105,416	110,436	(5)%	118,062	(6)%
General and administration	35,798	36,268	(1)%	38,641	(6)%
Depreciation and amortization	27,694	32,947	(16)%	35,525	(7)%
Total operating expenses	193,318	202,083	(4)%	215,931	(6)%
Income (loss) from operations	$2,033	$(9,943)	(120)%	$(25,262)	(61)%

Year ended December 31, 2021 compared to year ended December 31, 2020 for the Envestnet Data & Analytics segment

Revenues

Subscription-based recurring revenues

Subscription-based recurring revenues increased 5% from $177.7 million in 2020 to $186.3 million in 2021, primarily due to broad increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 37% from $14.4 million in 2020 to $9.1 million in 2021, primarily due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 9% from $22.4 million in 2020 to $24.4 million in 2021, primarily due to an increase in outside services spend. As a percentage of segment revenues, cost of revenues remained consistent at 12% in 2020 and 2021.

Compensation and benefits

Compensation and benefits decreased 5% from $110.4 million in 2020 to $105.4 million in 2021, primarily due to decreases in salaries, benefits and related payroll taxes of $3.3 million, non-cash compensation expense of $2.3 million and miscellaneous employee expenses of $1.9 million. These decreases were partially offset by increases in incentive compensation of $1.8 million and contract labor of $1.1 million. As a percentage of segment revenues, compensation and benefits decreased from 57% in 2020 to 54% in 2021. The decrease in compensation and benefits as a percentage of total revenues is primarily driven by a decrease in overall compensation and benefits costs as a result of lower headcount in the current year, partially offset by an increase in revenues in 2021 compared to 2020.

General and administration

General and administration expenses decreased 1% from $36.3 million in 2020 to $35.8 million in 2021, as decreases in occupancy costs of $1.9 million, bad debt expenses of $0.7 million, travel and entertainment expenses of $0.7 million and various other immaterial decreases within general and administration were primarily offset by increases in marketing expenses of $2.0 million and website and systems development costs of $1.7 million. As a percentage of segment revenues, general and administration expenses decreased from 19% in 2020 to 18% in 2021.

Depreciation and amortization

Depreciation and amortization decreased 16% from $32.9 million in 2020 to $27.7 million in 2021, primarily due to a decrease in intangible asset amortization expense of $6.9 million, partially offset by an increase in internally developed software amortization expense of $2.5 million. As a percentage of segment revenues, depreciation and amortization expense decreased from 17% in 2020 to 14% in 2021. The decrease in depreciation and amortization as a percentage of segment revenues is primarily driven by a technology intangible asset becoming fully amortized in the fourth quarter of 2020.

Year ended December 31, 2020 compared to year ended December 31, 2019 for the Envestnet Data & Analytics segment

For a discussion of the 2020 Results of Operations compared to 2019 for the Envestnet Data & Analytics segment, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 26, 2021.

Nonsegment

The following table presents nonsegment operating expenses:

	Year Ended December 31,
	2021	2020	% Change	2019	% Change
	(in thousands, except for percentages)
Operating expenses:
Compensation and benefits	$58,260	$30,836	89%	$37,922	(19)%
General and administration	27,883	31,281	(11)%	20,602	52%
Total operating expenses	$86,143	$62,117	39%	$58,524	6%

Year ended December 31, 2021 compared to year ended December 31, 2020 for Nonsegment

Compensation and benefits

Compensation and benefits increased 89% from $30.8 million in 2020 to $58.3 million in 2021, primarily due to increased headcount that resulted in increases in salaries, benefits and related payroll taxes of $10.8 million, non-cash compensation expense of $9.7 million and incentive compensation of $5.5 million.

General and administration

General and administration expenses decreased 11% from $31.3 million in 2020 to $27.9 million in 2021, primarily due to a decrease in restructuring charges and transaction costs of $5.7 million, primarily the result of various one-time 2020 corporate initiatives and acquisition related activities, partially offset by an increase in professional and legal fees of $1.3 million as well as other immaterial increases.

Year ended December 31, 2020 compared to year ended December 31, 2019 for Nonsegment

For a discussion of the 2020 Results of Operations compared to 2019 for Nonsegment expenses, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 26, 2021.

Non‑GAAP Financial Measures

In addition to reporting results according to GAAP, we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per diluted share”.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration and purchase liability, income tax provision (benefit), depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment on contingent consideration liability, fair market value adjustment on investment in private company, litigation and regulatory related expenses, foreign currency, gain on settlement of liability, gain on insurance reimbursement, non-income tax expense adjustment, gain on acquisition of equity method investment, gain on sale of interest in private company, income or loss allocations from equity method investments and (income) loss attributable to non‑controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non‑cash interest expense, cash interest on our Convertible Notes (subsequent to the adoption of ASU 2020-06 on January 1, 2021), non‑cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles and fair value adjustment to property and equipment, net, fair market value adjustment on contingent consideration liability, fair market value adjustment to investment in private company, litigation and regulatory related expenses, foreign currency, gain on settlement of liability, gain on insurance reimbursement, non-income tax expense adjustment, gain on acquisition of equity method investment, gain on sale of interest in private company, income or loss allocations from equity method investments and (income) loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

“Adjusted net income per diluted share” represents adjusted net income attributable to common stockholders divided by the diluted number of weighted-average shares outstanding. Beginning January 1, 2021, the dilutive effect of our Convertible Notes are calculated using the if-converted method in accordance with the adoption of ASU 2020-06 (See “Note 2—Summary of Significant Accounting Policies”). As a result, 9.9 million potential shares to be issued in connection with our Convertible Notes are considered to be dilutive for purposes of the adjusted net income per share calculation beginning January 1, 2021.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision (benefit), non-income tax expense, restructuring charges and transaction costs, accretion on contingent consideration and purchase liability, severance, fair market value adjustment on contingent consideration liability, income or loss allocations from equity method investments, litigation and regulatory related expenses, foreign currency, gain on settlement of liability, gain on insurance reimbursement, gain on acquisition of equity method investment, fair market value adjustment to investment in private company, income or loss allocations from equity method investments, pre-tax loss attributable to non‑controlling interest and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non‑cash stock‑based compensation expense from adjusted EBITDA and adjusted net income because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

We believe adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are useful to investors in evaluating our operating performance because securities analysts use adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share as supplemental measures to evaluate the overall performance of companies, and we anticipate that our investors and analyst presentations will include adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenues, net income, operating income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under GAAP. In particular you should consider:

•Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share do not reflect changes in, or cash requirements for, our working capital needs;

•Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share do not reflect non‑cash components of employee compensation;

•Although depreciation and amortization are non‑cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we paid net cash of $7.9 million, $8.3 million, and $8.1 million in the years ended December 31, 2021, 2020 and 2019, respectively. In the event that we begin to generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of adjusted revenues to revenues, the most directly comparable GAAP measure and adjusted EBITDA, adjusted net income and adjusted net income per diluted share to net income and net income per share, the most directly comparable GAAP measures. Further, our management also reviews GAAP measures and evaluates individual measures that are not included in some or all of our non‑GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Total revenues	$1,186,517	$998,230	$900,127
Deferred revenue fair value adjustment	284	692	9,271
Adjusted revenues	$1,186,801	$998,922	$909,398
The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income (loss)	$12,694	$(2,644)	$(17,202)
Add (deduct):
Deferred revenue fair value adjustment	284	692	9,271
Interest income	(827)	(1,112)	(3,347)
Interest expense	16,931	31,504	32,520
Accretion on contingent consideration and purchase liability	730	1,688	1,772
Income tax provision (benefit)	7,667	(5,401)	(30,893)
Depreciation and amortization	117,767	113,661	101,271
Non-cash compensation expense	68,020	57,113	60,444
Restructuring charges and transaction costs	18,490	19,383	26,558
Severance	11,347	25,110	15,367
Fair market value adjustment on contingent consideration liability	(1,067)	(3,105)	(8,126)
Fair market value adjustment on investment in private company	(758)	—	—
Litigation and regulatory related expenses	7,591	7,825	2,879
Foreign currency	(7)	116	(72)
Gain on settlement of liability	(1,206)	—	—
Gain on insurance reimbursement	(968)	—	—
Non-income tax expense adjustment	(1,347)	421	374
Gain on acquisition of equity method investment	—	(4,230)	—
Gain on sale of interest in private company	—	(1,647)	—
Loss allocations from equity method investments	7,093	5,399	2,361
(Income) loss attributable to non-controlling interest	(704)	(1,830)	110
Adjusted EBITDA	$261,730	$242,943	$193,287

The following table sets forth a reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income (loss)	$12,694	$(2,644)	$(17,202)
Income tax benefit (1)	7,667	(5,401)	(30,893)
Loss before income tax benefit	20,361	(8,045)	(48,095)
Add (deduct):
Deferred revenue fair value adjustment	284	692	9,271
Accretion on contingent consideration and purchase liability	730	1,688	1,772
Non-cash interest expense	5,745	17,480	18,743
Cash interest - Convertible Notes (2)	9,919	—	—
Non-cash compensation expense	68,020	57,113	60,444
Restructuring charges and transaction costs	18,490	19,383	26,558
Severance	11,347	25,110	15,367
Amortization of acquired intangibles and fair value adjustment to property and equipment, net	68,587	73,559	70,677
Fair market value adjustment on contingent consideration liability	(1,067)	(3,105)	(8,126)
Fair market value adjustment to investment in private company	(758)	—	—
Litigation and regulatory related expenses	7,591	7,825	2,879
Foreign currency	(7)	116	(72)
Gain on settlement of liability	(1,206)	—	—
Gain on insurance reimbursement	(968)	—	—
Non-income tax expense adjustment	(1,347)	421	374
Gain on acquisition of equity method investment	—	(4,230)	—
Gain on sale of interest in private company	—	(1,647)	—
Loss allocations from equity method investments	7,093	5,399	2,361
(Income) loss attributable to non-controlling interest	(704)	(1,830)	110
Adjusted net income before income tax effect	212,110	189,929	152,263
Income tax effect (3)	(54,088)	(48,432)	(38,827)
Adjusted net income	$158,022	$141,497	$113,436

Basic number of weighted-average shares outstanding	54,470,975	53,589,232	50,937,919
Effect of dilutive shares:
Options to purchase common stock	206,022	416,593	1,015,164
Unvested restricted stock units	633,384	592,033	691,740
Convertible Notes	9,898,549	414,398	33,388
Warrants	73,715	58,459	—
Diluted number of weighted-average shares outstanding	65,282,645	55,070,715	52,678,211
Adjusted net income per share - diluted	$2.42	$2.57	$2.15
__________________________________________________________
(1)For the years ended December 31, 2021, 2020 and 2019, the effective tax rate computed in accordance with GAAP equaled 37.7%, 67.1% and 64.2%, respectively.
(2)Cash interest on the Company's Convertible Notes included only for the for the year ended December 31, 2021 due to the adoption of ASU 2020-06 on January 1, 2021 (See Part II, Item 8, "Note 2—Summary of Significant Accounting Policies”).
(3)Estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for all years presented.

Note on Income Taxes: As of December 31, 2021, we had net operating loss carryforwards of approximately $195 million and $233 million for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth a reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$991,166	$195,351	$—	$1,186,517
Deferred revenue fair value adjustment	284	—	—	284
Adjusted revenues	$991,450	$195,351	$—	$1,186,801

Income (loss) from operations	$124,651	$2,033	$(86,143)	$40,541
Add (deduct):
Deferred revenue fair value adjustment	284	—	—	284
Accretion on contingent consideration and purchase liability	632	98	—	730
Depreciation and amortization	90,073	27,694	—	117,767
Non-cash compensation expense	36,787	12,634	18,599	68,020
Restructuring charges and transaction costs	13,795	242	4,453	18,490
Severance	4,614	4,016	2,717	11,347
Fair market value adjustment on contingent consideration liability	—	(1,067)	—	(1,067)
Litigation related expense	—	7,591	—	7,591
Other	78	—	—	78
Non-income tax expense adjustment	(1,507)	160	—	(1,347)
Loss attributable to non-controlling interest	(704)	—	—	(704)
Adjusted EBITDA	$268,703	$53,401	$(60,374)	$261,730

	Year Ended December 31, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$806,090	$192,140	$—	$998,230
Deferred revenue fair value adjustment	692	—	—	692
Adjusted revenues	$806,782	$192,140	$—	$998,922

Income (loss) from operations	$91,501	$(9,943)	$(62,117)	$19,441
Add:
Deferred revenue fair value adjustment	692	—	—	692
Accretion on contingent consideration and purchase liability	1,430	258	—	1,688
Depreciation and amortization	80,714	32,947	—	113,661
Non-cash compensation expense	35,797	14,932	8,908	59,637
Restructuring charges and transaction costs	6,878	2,304	10,201	19,383
Severance	18,617	4,628	1,865	25,110
Fair market value adjustment on contingent consideration liability	—	(3,105)	—	(3,105)
Litigation related expense	—	7,825	—	7,825
Other	15	5	—	20
Non-income tax expense adjustment	514	(93)	—	421
Loss attributable to non-controlling interest	(1,830)	—	—	(1,830)
Adjusted EBITDA	$234,328	$49,758	$(41,143)	$242,943

	Year Ended December 31, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$709,458	$190,669	$—	$900,127
Deferred revenue fair value adjustment	9,271	—	—	9,271
Adjusted revenues	$718,729	$190,669	$—	$909,398

Income (loss) from operations	$67,713	$(25,262)	$(58,524)	$(16,073)
Add (deduct):				—
Deferred revenue fair value adjustment	9,271	—	—	9,271
Accretion on contingent consideration and purchase liability	1,772	—	—	1,772
Depreciation and amortization	65,746	35,525	—	101,271
Non-cash compensation expense	33,968	14,963	11,513	60,444
Restructuring charges and transaction costs	2,491	635	22,633	25,759
Severance	6,315	7,212	1,840	15,367
Fair market value adjustment on contingent consideration liability	—	—	(8,126)	(8,126)
Litigation related expense	—	2,879	—	2,879
Other	239	—	—	239
Non-income tax expense adjustment	500	(126)	—	374
Loss attributable to non-controlling interest	110	—	—	110
Adjusted EBITDA	$188,125	$35,826	$(30,664)	$193,287

Liquidity and Capital Resources

As of December 31, 2021, we had total cash and cash equivalents of $429.3 million compared to $384.6 million as of December 31, 2020.

We plan to use existing cash as of December 31, 2021, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

Third Credit Agreement

On February 4, 2022, we entered into the Third Credit Agreement. The Third Credit Agreement amends and restates, in its entirety, the Prior Credit Agreement.

The Third Credit Agreement amended certain provisions under the Prior Credit Agreement to, among other things, (i) extend the maturity of loans and the revolving credit commitments, (ii) reduce the interest payable on the loans, and (iii) increase capacity and flexibility under certain of the negative covenants.

The Third Credit Agreement provides, subject to certain customary conditions, for the Credit Facility, in an aggregate amount of $500.0 million, with a $20.0 million sub-facility for the issuance of letters of credit.

Proceeds under the Third Credit Agreement may be used to finance capital expenditures, working capital, permitted acquisitions and for general corporate purposes.

Outstanding loans under the Credit Facility accrue interest, at our option, a rate equal to either (i) a base rate plus an applicable margin ranging from 0.25% to 1.75% per annum or (ii) an adjusted Term SOFR rate plus an applicable margin ranging from 1.25% to 2.75% per annum, based upon our total net leverage ratio, as calculated pursuant to the Third Credit Agreement. The undrawn portion of the commitments under the Credit Facility is subject to a commitment fee at a rate ranging from 0.25% to 0.30% per annum, based upon our total net leverage ratio, as calculated pursuant to the Third Credit Agreement. Borrowings made under the Third Credit Agreement are scheduled to mature on February 4, 2027.

There are no amounts outstanding under the Credit Facility and we have $500.0 million available to borrow under the Credit Facility, subject to covenant compliance.

    Convertible Notes

In May 2018, we issued $345.0 million of convertible notes that mature on June 1, 2023 (the “Convertible Notes due 2023”). The Convertible Notes due 2023 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year.

In August 2020, we issued $517.5 million of convertible notes that mature on August 15, 2025 (the “Convertible Notes due 2025”). The Convertible Notes due 2025 bear interest at a rate of 0.75% per annum payable semiannually in arrears on February 15 and August 15 of each year.

See Part II, Item 8, “Note 10—Debt” for further information regarding the terms of our Convertible Notes.

    Issuance and sale of Common Shares to BlackRock

On December 20, 2018, we issued and sold to BlackRock, Inc. (“BlackRock”) warrants to purchase approximately 470,000 common shares of our common stock at an exercise price of $65.16 per share, subject to customary anti-dilution adjustments. The warrants are exercisable at BlackRock’s option for four years from the date of issuance. The warrants may be exercisable through cash exercise or net issue exercise with cash settlement at the sole discretion of the Company. As of December 31, 2021, BlackRock has not exercised any of the warrants.

Impact of Tax Cuts and Jobs Act

Beginning in 2022, the Tax Cuts and Jobs Act ("TCJA") eliminates the option to deduct R&D expenditures currently and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, we could expect to pay material cash taxes beginning in 2022.

Cash Flows

The following table presents information regarding our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$250,577	$169,836
Net cash used in investing activities	(176,138)	(99,996)
Net cash provided by (used in) financing activities	(29,170)	232,950
Effect of exchange rate on changes on cash	(555)	(831)
Net increase in cash, cash equivalents and restricted cash	44,714	301,959

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 was $250.6 million compared to net cash provided by operating activities of $169.8 million for the same period in 2020. The increase was primarily due to:

•An increase in pre-tax income period over period of $28.4 million;
•An increase period over period for noncash addbacks for depreciation and amortization expense of $4.1 million;
•An increase in the change in operating assets and liabilities of $55.4 million which is primarily timing related.

These increases were partially offset by additional contingent consideration payments of approximately $2.4 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $176.1 million compared to net cash used in investing activities of $100.0 million for the same period in 2020. The increase was primarily due to an increase in cash disbursements of $25.5 million for an acquisition of proprietary technology and the related redemption of our equity interest in a privately held company, $22.8 million of increased disbursements related to various acquisitions and investments in privately held companies, $11.6 million of increased purchases of property and equipment, an additional $10.3 million of internally developed software costs capitalized in 2021 as compared to 2020 and a $3.0 million advance towards the acquisition of technology solutions being developed for us by an outside company in 2021.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2021 was $29.2 million compared to net cash provided by financing activities of $233.0 million for the same period in 2020. In August 2020, we received net proceeds of approximately $503.0 million from the issuance of convertible debt. With these proceeds, we paid off the outstanding balance of our revolving credit facility. These transactions contributed to a net cash inflow related to our third party debt agreements of $243.0 million in 2020. Increased deferred payments related to prior acquisition activity of $9.3 million, lower proceeds from stock option exercises of $8.7 million and share repurchases of $4.0 million in 2021 also contributed to the year-over-year decrease. These decreases were partially offset by $2.6 million of additional capital contributions made by non-controlling shareholders of one of our subsidiaries.

Commitments

We enter into unconditional purchase obligations arrangements for certain of our services that we receive in the normal course of business. As of December 31, 2021, the Company estimated future minimum unconditional purchase obligations of approximately $38.0 million.

As of December 31, 2021, future minimum lease payments under non-cancellable leases were $149.6 million. These leases expire at various dates prior to 2032.

In connection with certain of our acquisitions, we have entered into contingent consideration arrangements whereby we have agreed to pay additional amounts based upon the achievement of certain performance targets. As of December 31, 2021, these liabilities are valued at $0.7 million. We also have additional direct purchase obligations of $6.2 million related to our acquisitions. We granted membership interests in certain of the Company's equity method investments to two legacy PIEtech executives, from the PIEtech acquisition, with an estimated grant date fair market value of $8.9 million. These membership interests vested on May 1, 2020 and become exercisable on May 1, 2022, with the option to put the membership interests to the Company.

We have also committed $3.0 million in future funding to certain of our equity method investees.

We expect to increase our capital expenditures to approximately $40 million in 2022 compared to approximately $24 million in 2021. Subsequent to 2022, we expect to spend approximately $10 - $11 million per year on capital expenditures.

We have entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $18.0 million, including an advance of $3.0 million. We closed the transaction on February 1, 2022 and paid the remaining $15.0 million on February 2, 2022. In addition, the agreement includes an earn-out payment of $10.0 million based upon the achievement of certain target metrics within five years after the date of our launch of the technology solutions.

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

We completed our annual goodwill impairment test as of October 31, 2021 for the fiscal year ended December 31, 2021. At that date, we determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit. We concluded that we have two reporting units. We also determined that it was more likely than not that the fair value of the reporting units exceeded the carrying value and concluded that goodwill was not impaired. As a result, we did not perform the quantitative goodwill impairment evaluation.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the years ended December 31, 2021, 2020 and 2019.

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

Our effective tax rates differ from the statutory rates primarily due to the change in the valuation allowance the Company has placed on a portion of its US deferred tax assets, the generation of R&D tax credits, the executive compensation deduction limitation, income related to the India partnerships and state taxes. Our provision for income taxes varies based on, among other things, changes in the valuation of our deferred tax assets and liabilities, the tax effects of non-cash stock-based compensation or changes in applicable tax laws, regulations and accounting principles or interpretations thereof.

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

Our Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2020, 2019, 2018, 2017, 2012, 2011 and 2010. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheets. It is possible that one or more of these audits may be finalized within the next twelve months.

Recent Accounting Pronouncements

See Part II, Item 8, “Note 2—Summary of Significant Accounting Policies” for a detailed description of Recent Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market risk
Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2021, 2020 and 2019, 60%, 54% and 54% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline which in turn could lead to a decrease in our earnings. If there are financial market declines for COVID-19 or any other matter, our asset-based revenues may negatively be impacted in future periods.

Foreign currency risk
A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the year ended December 31, 2021, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would not have a material effect on our consolidated financial position, results of operations or cash flow.
The expenses of our Indian subsidiaries, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the year ended December 31, 2021, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $6.8 million to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $5.5 million to pre-tax earnings.
Interest rate risk
We had no borrowings outstanding under our Prior Credit Agreement as of and for the year ended December 31, 2021. On February 4, 2022, we entered into the Third Credit Agreement which amends and restates, in its entirety, the Prior Credit Agreement. The Third Credit Agreement provides for a Credit Facility of $500.0 million and a $20.0 million sub-facility for the issuance of letters of credit. We are subject to market risk from changes in interest rates only if we have borrowings outstanding on our Credit Facility. At our option, outstanding loans under the Credit Facility accrue interest at a rate equal to either (i) a base rate plus an applicable margin ranging from 0.25% to 1.75% per annum or (ii) an adjusted Term SOFR rate plus an applicable margin ranging from 1.25% to 2.75% per annum, based upon our total net leverage ratio, as calculated pursuant to the Third Credit Agreement. As these rates fluctuate, so too will our interest expense on amounts borrowed under the Third Credit Agreement. We currently have no borrowings or amounts outstanding under the Third Credit Agreement.

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Envestnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Envestnet, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible notes as of January 1, 2021 due to the adoption of Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over the IT elements of revenue recognition

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company has recorded $1.2 billion of revenues for the year ended December 31, 2021. Revenues are derived from asset-based services, subscription or licensing-based services, and professional services and other sources, and sold with varying price structures. The Company recognizes revenues when control of the services is transferred to customers.
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
Denver, Colorado
February 25, 2022

Envestnet, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share information)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$429,279	$384,565
Fees receivable, net	95,291	80,064
Prepaid expenses and other current assets	42,706	40,570
Total current assets	567,276	505,199

Property and equipment, net	50,215	47,969
Internally developed software, net	133,659	96,501
Intangible assets, net	400,396	435,041
Goodwill	925,154	906,773
Operating lease right-of-use assets, net	90,714	105,249
Other non-current assets	73,768	47,558
Total assets	$2,241,182	$2,144,290

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$224,416	$158,548
Accounts payable	19,092	18,003
Operating lease liabilities	10,999	13,649
Contingent consideration	743	11,251
Deferred revenue	33,473	34,918
Total current liabilities	288,723	236,369

Long-term debt	848,862	756,503
Non-current operating lease liabilities	105,920	112,182
Deferred tax liabilities, net	21,021	34,740
Other non-current liabilities	17,114	28,678
Total liabilities	1,281,640	1,168,472

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 68,879,152 and 67,832,706 shares issued as of December 31, 2021 and December 31, 2020, respectively; 54,793,088 and 54,093,535 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	344	339
Additional paid-in capital	1,131,628	1,166,774
Accumulated deficit	(37,988)	(79,912)
Treasury stock at cost, 14,086,064 and 13,739,171 shares as of December 31, 2021 and December 31, 2020, respectively	(134,996)	(110,466)
Accumulated other comprehensive loss	(1,899)	(398)
Total stockholders’ equity	957,089	976,337
Non-controlling interest	2,453	(519)
Total equity	959,542	975,818
Total liabilities and equity	$2,241,182	$2,144,290

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Asset-based	$709,376	$540,947	$484,312
Subscription-based	453,989	426,507	378,813
Total recurring revenues	1,163,365	967,454	863,125
Professional services and other revenues	23,152	30,776	37,002
Total revenues	1,186,517	998,230	900,127

Operating expenses:
Cost of revenues	423,723	305,929	278,811
Compensation and benefits	432,829	398,970	383,554
General and administration	171,657	160,229	152,564
Depreciation and amortization	117,767	113,661	101,271
Total operating expenses	1,145,976	978,789	916,200

Income (loss) from operations	40,541	19,441	(16,073)

Other income (expense):
Interest income	827	1,112	3,347
Interest expense	(16,931)	(31,504)	(32,520)
Other income (expense), net	(4,076)	2,906	(2,849)
Total other expense, net	(20,180)	(27,486)	(32,022)

Income (loss) before income tax provision (benefit)	20,361	(8,045)	(48,095)

Income tax provision (benefit)	7,667	(5,401)	(30,893)

Net income (loss)	12,694	(2,644)	(17,202)
Add: Net (income) loss attributable to non-controlling interest	602	(466)	420
Net income (loss) attributable to Envestnet, Inc.	$13,296	$(3,110)	$(16,782)

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$0.24	$(0.06)	$(0.33)

Diluted	$0.24	$(0.06)	$(0.33)

Weighted average common shares outstanding:
Basic	54,470,975	53,589,232	50,937,919

Diluted	55,384,096	53,589,232	50,937,919

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to Envestnet, Inc.	$13,296	$(3,110)	$(16,782)
Other comprehensive income (loss), net of taxes:
Foreign currency translation gains (losses), net	(1,501)	1,351	(755)
Comprehensive income (loss) attributable to Envestnet, Inc.	$11,795	$(1,759)	$(17,537)

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share information)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2018	61,238,898	$306	(13,117,098)	$(67,858)	$761,128	$(994)	$(58,882)	$(1,098)	$632,602
Exercise of stock options	783,216	4	—	—	10,588	—	—	—	10,592
Issuance of common stock - vesting of restricted stock units	1,098,124	5	—	—	—	—	—	—	5
Acquisition of business	3,200,468	16	—	—	223,240	—	—	—	223,256
Stock-based compensation expense	—	—	—	—	54,436	—	—	—	54,436
Shares withheld to satisfy tax withholdings	—	—	(361,902)	(23,107)	—	—	—	—	(23,107)
Payment of Convertible Notes due 2019	—	—	—	—	(12,251)	—	—	—	(12,251)
Foreign currency translation loss, net of taxes	—	—	—	—	—	(755)	—	—	(755)
Net income (loss)	—	—	—	—	—	—	(16,782)	(420)	(17,202)
Balance, December 31, 2019	66,320,706	$331	(13,479,000)	$(90,965)	$1,037,141	$(1,749)	$(75,664)	$(1,518)	$867,576

Adoption of ASC 326	—	—	—	—	—	—	(1,138)	—	(1,138)
Exercise of stock options	705,333	4	—	—	10,756	—	—	—	10,760
Issuance of common stock - vesting of restricted stock units	804,982	4	—	—	—	—	—	—	4
Issuance of common stock	1,685	—	—	—	126	—	—	—	126
Stock-based compensation expense	—	—	—	—	56,292	—	—	—	56,292
Shares withheld to satisfy tax withholdings	—	—	(260,171)	(19,501)	—	—	—	—	(19,501)
Transfer of non-controlling units, net of tax	—	—	—	—	666	—	—	(139)	527
Capital contribution - non-controlling interest	—	—	—	—	(66)	—	—	672	606
Issuance of Convertible Notes due 2025, net of offering costs and taxes of $8,694	—	—	—	—	61,859	—	—	—	61,859
Foreign currency translation gain, net of taxes	—	—	—	—	—	1,351	—	—	1,351
Net income (loss)	—	—	—	—	—	—	(3,110)	466	(2,644)
Balance, December 31, 2020	67,832,706	$339	(13,739,171)	$(110,466)	$1,166,774	$(398)	$(79,912)	$(519)	$975,818

-continued-

Envestnet, Inc.
Consolidated Statements of Stockholders’ Equity (continued)
(in thousands, except share information)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2020	67,832,706	339	(13,739,171)	(110,466)	1,166,774	(398)	(79,912)	(519)	975,818
Adoption of ASU 2020-06, net of taxes of $7,640 (See Note 2)	—	—	—	—	(108,470)	—	28,628	—	(79,842)
Exercise of stock options	76,303	—	—	—	2,090	—	—	—	2,090
Issuance of common stock - vesting of restricted stock units	891,466	5	—	—	—	—	—	—	5
Issuance of common stock	78,677	—	—	—	4,068	—	—	—	4,068
Stock-based compensation expense	—	—	—	—	67,525	—	—	—	67,525
Shares withheld to satisfy tax withholdings	—	—	(291,405)	(20,529)	—	—	—	—	(20,529)
Share repurchases	—	—	(55,488)	(4,001)	—	—	—	—	(4,001)
Capital contribution - non-controlling interest	—	—	—	—	(127)	—	—	3,328	3,201
Foreign currency translation loss, net of taxes	—	—	—	—	—	(1,501)	—	—	(1,501)
Other	—	—	—	—	(232)	—	—	246	14
Net income (loss)	—	—	—	—	—	—	13,296	(602)	12,694
Balance, December 31, 2021	68,879,152	$344	(14,086,064)	$(134,996)	$1,131,628	$(1,899)	$(37,988)	$2,453	$959,542

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$12,694	$(2,644)	$(17,202)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,767	113,661	101,271
Provision for doubtful accounts	1,598	2,817	2,855
Deferred income taxes	(320)	(1,884)	(39,630)
Release of uncertain tax positions	—	(7,101)	—
Non-cash compensation expense	68,020	59,637	60,444
Non-cash interest expense	5,799	18,515	19,246
Accretion on contingent consideration and purchase liability	730	1,688	1,772
Payments of contingent consideration	(2,360)	—	(578)
Fair market value adjustment to contingent consideration liability	(1,067)	(3,105)	(8,126)
Fair market value adjustment to investment in private company	(758)	—	—
Gain on settlement of liability	(1,206)	—	—
Gain on acquisition of equity method investment	—	(4,230)	—
Loss allocation from equity method investments	7,093	5,399	2,361
Gain on life insurance proceeds	—	—	(5,000)
Impairment of right of use assets	1,537	2,661	—
Other	465	(729)	—
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	(16,731)	(15,055)	1,139
Prepaid expenses and other current assets	399	(9,666)	(6,440)
Other non-current assets	2,741	(1,963)	(5,234)
Accrued expenses and other liabilities	53,265	22,109	(811)
Accounts payable	1,290	(187)	(2,863)
Deferred revenue	(2,080)	(4,125)	727
Other non-current liabilities	1,701	(5,962)	4,795
Net cash provided by operating activities	250,577	169,836	108,726

INVESTING ACTIVITIES:
Purchases of property and equipment	(23,731)	(12,088)	(19,847)
Capitalization of internally developed software	(65,170)	(54,908)	(34,096)
Investments in private companies	(25,926)	(15,640)	(5,250)
Acquisitions of businesses, net of cash acquired	(32,794)	(20,257)	(320,915)
Acquisition of proprietary technology	(25,517)	—	—
Proceeds from life insurance policy	—	—	5,000
Advance for technology solutions	(3,000)	—	—
Other	—	2,897	(600)
Net cash used in investing activities	(176,138)	(99,996)	(375,708)

-continued-

Envestnet, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes due 2025	—	517,500	—
Convertible Notes due 2025 issuance costs	—	(14,540)	—
Payment of Convertible Notes due 2019	—	—	(184,751)
Proceeds from borrowings on revolving credit facility	—	45,000	345,000
Payments on revolving credit facility	—	(305,000)	(85,000)
Revolving credit facility issuance costs	—	—	(2,103)
Capital contribution - non-controlling interest	3,201	606	—
Payments of deferred consideration on prior acquisitions	—	(1,879)	—
Payments of contingent consideration	(9,276)	—	(171)
Proceeds from exercise of stock options	2,090	10,760	10,592
Taxes paid in lieu of shares issued for stock-based compensation	(20,529)	(19,501)	(23,107)
Share repurchases	(4,001)	—	—
Other	(655)	4	5
Net cash provided by (used in) financing activities	(29,170)	232,950	60,465

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(555)	(831)	(399)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	44,714	301,959	(206,916)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (See Note 2)	384,714	82,755	289,671

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$429,428	$384,714	$82,755

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$7,920	$8,304	$8,119
Supplemental disclosure of cash flow information - cash paid during the period for interest	11,132	12,990	13,530
Supplemental disclosure of non-cash operating, investing and financing activities:
Common stock issued in acquisition of business	—	—	222,484
Common stock issued to settle purchase liability	4,068	126	772
Contingent consideration issued in acquisition of businesses	—	5,239	15,780
Internally developed software costs included in accrued expenses and other liabilities	591	—	—
Leasehold improvements funded by lease incentive	164	1,806	1,816
Membership interest liabilities included in other non-current liabilities	496	3,345	5,920
Purchase liabilities included in accrued expenses and other liabilities	2,951	632	—
Purchase liabilities included in other non-current liabilities	—	—	5,468
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,328	1,841	1,832
Right of use assets in exchange for lease liabilities	4,596	39,370	30,455
Transfer of non-controlling units	—	771	—

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Notes to Consolidated Financial Statements

1.Organization and Description of Business
Envestnet, Inc. ("Envestnet"), through its subsidiaries (collectively, the "Company"), is transforming the way financial advice and insight are delivered. Its mission is to empower financial advisors and service providers with innovative technology, solutions and intelligence. Envestnet has been a leader in helping transform wealth management, working towards its goal of expanding a holistic financial wellness ecosystem so that our clients can deliver an intelligent financial life to their clients.

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 19—Segment Information”. The business segments are as follows:
•Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions to enable them to deliver an Intelligent Financial Life to their clients.
Envestnet Wealth Solutions serves its clients principally through the following product and service suites:
•Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to over 22,000 investment products. Envestnet | Enterprise also offers data aggregation and reporting, data analytics and digital advice capabilities to customers.
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
•Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include over 4,900 vetted third-party managed account products, multi-manager portfolios, fund strategist portfolios, as well as over 950 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.
•Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services, and includes product offerings from Envestnet | Yodlee and Envestnet | Analytics.
Envestnet operates five RIAs registered with the U.S. Securities and Exchange Commission ("SEC").
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
Management Estimates—Management has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, right of use assets, performance shares issued, contingent consideration, realization of deferred tax assets, uncertain tax positions, sales tax liabilities, operating lease liabilities, fair value of the liability portion of the convertible debt, commitments and contingencies and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

The Company accounts for its revenue arrangements in accordance with FASB Topic 606 - Revenue from Contracts with Customers ("ASC 606"). The Company derives revenues from asset-based and subscription-based services and professional services and other sources. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. Sales and usage-based taxes are excluded from revenues. The majority of the Company's revenues are recognized when services are provided.
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

Certain subscription-based contracts include fixed and variable consideration. The amount of variable consideration that is included in the transaction price may be subject to constraint and included in the subscription-based recurring revenues only to the extent that is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company utilizes the expected value method to estimate variable consideration based on available historical, current, and forecasted information.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Remaining Performance Obligations- Remaining performance obligations represent the transaction price allocated to unsatisfied or partially satisfied performance obligations. The disclosure includes estimates of variable consideration. The Company applies the practical expedients and exemption not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed; and (iii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

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

Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fees receivable. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including historical loss experience and current economic conditions. As of December 31, 2021, and 2020, the Company’s allowance for doubtful accounts was $3.9 million and $2.8 million, respectively.
Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Restricted Cash—The following table reconciles cash, cash equivalents and restricted cash from the consolidated balance sheets to amounts reported in the consolidated statements of cash flows:

	December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$429,279	$384,565	$82,505
Restricted cash included in prepaid expenses and other current assets	149	—	82
Restricted cash included in other non-current assets	—	149	168
Total cash, cash equivalents and restricted cash	$429,428	$384,714	$82,755

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

When a review of an investee’s operations indicates that there is a decline in its value and it has been determined that this decline is other than temporary, the Company assesses the investment for impairment. Impaired investments are written down to estimated fair value. Fair value is estimated using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and analyzing estimated discounted future cash flows. There were no impairments of investments for the years ended December 31, 2021, 2020 and 2019.

For investments where the Company owns equity interests in privately held companies but does not have significant influence and there is no readily determinable fair value, it accounts for the investment under the measurement alternative at cost minus impairment, if any, plus or minus fair value changes when there are observable price changes.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method based on estimated useful lives of the depreciable assets. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful lives or the remaining lease term, whichever is shorter. Improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Assets are reviewed for recoverability whenever events or circumstances indicate the carrying value may not be recoverable. There were no impairments of property and equipment for the years ended December 31, 2021, 2020 and 2019.

Internally Developed Software for Internal Use—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments of internally developed software for internal use for the years ended December 31, 2021, 2020 and 2019.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Company performs the annual impairment analysis on October 31 in order to provide management time to complete the analysis prior to year-end. Prior to performing the quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges have been recorded for the years ended December 31, 2021, 2020 and 2019.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the years ended December 31, 2021, 2020 and 2019.
Leases— The Company accounts for its leases in accordance with FASB Topic 842 - Leases (“ASC 842”) and has elected the available package of practical expedients as well as elected to apply the short-term lease exemption to all of its classes of underlying assets.
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
Fair Value Measurements—The Company accounts for its fair value measurements in accordance with FASB Topic 825 - Financial Instruments (“ASC 825”), which provides companies the option to report selected financial assets and liabilities at fair value and also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheets. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.
ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the Company’s choice to use fair value on its earnings.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

over the vesting period. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.
Convertible Notes—In May 2018, the Company issued $345.0 million of 1.75% Convertible Notes due June 2023. In August 2020, the Company issued $517.5 million of 0.75% Convertible Notes due August 2025. Collectively the “Convertible Notes” are accounted for in accordance with FASB Topic 470 - Debt ("ASC 470"). The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as a derivative under GAAP. Upon adoption of ASU 2020-06, the Company accounts for the Convertible Notes as a single liability measured at amortized cost. See “Recent Accounting Pronouncements” within this footnote.
Non-controlling Interest—In March 2018, the Company initially acquired a 43% fully diluted interest in a private company for cash consideration of $1.3 million. In connection with the acquisition, the Company was granted the ability to appoint two members to the private company's board of directors. The appointment of two board members gives the Company the majority of the board's voting rights. As a result, the Company uses the consolidation method of accounting for this investment. The private company was formed to enable financial advisors to provide insurance and income protection products to their clients.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements— In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This update aims to reduce complexity within the accounting for income taxes as part of the simplification initiative. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2020. These changes became effective for the Company's fiscal year beginning January 1, 2021. This standard will be applied prospectively. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

Not Yet Adopted Accounting Pronouncements— In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805).” This update amends Topic 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities in accordance with ASC 606. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2022. Early adoption of the standard is permitted. The amendment is to be applied prospectively to business combinations occurring on or after the effective date of the amendment. The Company plans to adopt this standard on January 1, 2022. The Company does not expect the adoption of ASU 2021-08 to have a material impact on the Company's consolidated financial statements.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

3.Acquisitions

2019 Acquisitions

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

The technology and operations of the private company are included in the Envestnet Data & Analytics segment.

The seller of the private AI company is also entitled to an additional unlimited earn-out payment with an estimated fair value of $7.6 million as of the acquisition date. The unlimited earn-out payment is based on the private company's revenue and other retention targets for the twelve-month period beginning January 1, 2021.

The consideration transferred in the acquisition was as follows:

(in thousands)
Cash consideration	$11,173
Purchase consideration liability	6,240
Contingent consideration liability	7,580
Working capital adjustment	70
Total consideration transferred	$25,063

In December 2019, the Company determined that revenue targets for this acquisition would not be met. As a result, the Company reduced the contingent consideration liability plus accrued interest associated with this acquisition by $8.1 million and recorded this as a reduction to general and administration expenses. As the earn-out performance period ended without targets being achieved, the contingent consideration was not be paid.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
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

A summary of estimated intangible assets acquired, estimated useful lives and amortization method follows:

		Estimated	Amortization
	Amount	Useful Life in Years	Method
	(in thousands)
Proprietary technology	$4,100	4	Straight-line

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The results of the private AI company's operations are included in the consolidated statements of operations beginning January 2, 2019 and were not considered material to the Company’s results of operations.

For the years ended December 31, 2021, 2020, and 2019, acquisition related costs for the private AI company acquisition were not material, and are included in general and administration expenses.

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
In connection with the PortfolioCenter acquisition, Tamarac paid $17.5 million in cash. Tamarac funded the PortfolioCenter acquisition with available cash resources. The PC Seller is also entitled to an earn-out payment based on PortfolioCenter's revenue for the twelve-month period beginning April 1, 2020. The discounted amount of the contingent consideration liability was estimated to be $8.2 million at the acquisition date and is included as a current liability in the December 31, 2020 consolidated balance sheet at its accreted balance of $10.2 million. The earn-out contingent consideration of $10.5 million, including accreted interest, was paid in 2021.
The consideration transferred in the acquisition was as follows:

(in thousands)
Cash consideration	$17,500
Contingent consideration liability	8,200
Total consideration transferred	$25,700

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
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
	(in thousands)
Customer list	$8,500	10	Accelerated
Proprietary technology	3,200	5	Straight-line
Total intangible assets acquired	$11,700

The results of PortfolioCenter's operations are included in the consolidated statements of operations beginning April 1, 2019. PortfolioCenter's revenues for the year ended December 31, 2019 totaled $6.7 million. PortfolioCenter's pre-tax loss for the year ended December 31, 2019 totaled $2.6 million. The pre-tax loss includes acquired intangible asset amortization of $1.5 million for the year ended December 31, 2019.

For the years ended December 31, 2021, 2020, and 2019, acquisition related costs for the PortfolioCenter acquisition were not material, and are included in general and administration expenses.

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

In connection with the PIEtech acquisition, the Company paid net cash consideration of $298.7 million, subject to a working capital adjustment, and issued 3,184,713 shares of Envestnet common stock to the sellers. The Company funded the PIEtech acquisition with available cash resources and borrowings under its revolving credit facility.

In connection with the PIEtech acquisition, the Company established a retention bonus pool consisting of approximately $30 million of cash and restricted stock units to be granted to employees and management of PIEtech as inducement grants. As a result, the Company adopted the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”) (See “Note 15—Stock-Based Compensation”). The Company has agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech acquisition, up to 301,469 shares of Envestnet common stock in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) pursuant to the 2019 Equity Plan. As of December 31, 2021, there were approximately 26,000 shares available to be issued under the 2019 Equity Plan. As part of the retention bonus pool, the Company also made cash retention payments in 2019 of approximately $8.8 million to certain legacy PIEtech employees who joined Envestnet |MoneyGuide. At the time of acquisition, the Company expected to pay an additional $5.3 million in cash bonus payments to legacy PIEtech employees over the next three years, for which $5.3 million has been paid through December 31, 2021.

The Company also granted membership interests in certain of the Company's equity investments to two legacy PIEtech executives with an estimated grant date fair market value of $8.9 million. These membership interests vested on May 1, 2020 and become exercisable on May 1, 2022, with the option to put the membership interests to the Company. For the years ended December 31, 2021, 2020, and 2019 the Company recorded approximately $0.5 million, $3.3 million and $5.9 million, respectively, as a component of compensation and benefits in the consolidated statements of operations. As of December 31, 2021, the corresponding liability was recorded in accrued expenses and other current liabilities. As of December 31, 2020, the liability was recorded in other non-current liabilities in the consolidated balance sheets.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The consideration transferred in the acquisition was as follows:

(in thousands)
Cash consideration	$298,714
Stock consideration	222,484
Less: cash acquired	(6,360)
Total consideration transferred, net of cash acquired	$514,838

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
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
	(in thousands)
Customer lists	$222,000	10-20	Accelerated
Proprietary technologies	23,000	4	Straight-line
Trade names	8,000	7	Straight-line
Total intangible assets acquired	$253,000

The results of PIEtech's operations are included in the consolidated statements of operations beginning May 1, 2019. PIEtech's revenues for the year ended December 31, 2019 totaled $30.3 million. PIEtech's pre-tax loss for the year ended December 31, 2019 totaled $12.4 million. The pre-tax loss includes acquired intangible asset amortization of $17.6 million for the year ended December 31, 2019.
For the years ended December 31, 2021 and 2020, acquisition related costs for the PIEtech acquisition were not material. For the year ended December 31, 2019, acquisition related costs totaled approximately $16.7 million. Included in this 2019 amount is approximately $8.8 million in one-time cash retention bonuses plus related tax withholdings, which are included in compensation and benefits in the consolidated statements of operations. The remainder is included within general and administration expenses in the consolidated statements of operations.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

2020 Acquisitions
Acquisition of Private Technology Company
On February 18, 2020, the Company, through its wholly owned subsidiary Yodlee, Inc. (“Yodlee”), acquired a private technology company (the “Private Technology Company Acquisition”). The private technology company enables the consent generation and data flow between financial information providers, such as banks and financial institutions, and financial information users, such as financial technology lenders and other financial services agencies, through a network of cloud-based interoperable interfaces or application programming interfaces. The technology and operations of the private technology company have been integrated into the Company's Envestnet Data & Analytics segment.

In connection with the Private Technology Company Acquisition, the Company acquired all of the outstanding shares of the private technology company and paid cash consideration of $2.3 million, net of cash acquired, subject to certain closing and post-closing adjustments, plus up to an additional $6.8 million in contingent consideration, based upon achieving certain performance targets. The Company recorded a liability as of the date of acquisition of $5.2 million, which represented the estimated fair value of contingent consideration on the date of acquisition.

In 2021 and 2020, we determined that certain performance targets for this acquisition would not be met. As a result, we reduced the contingent consideration liability plus accrued interest associated with this acquisition by $0.7 million and $3.1 million, respectively, and recorded this as a reduction to general and administration expenses. Future changes to the estimated fair value of the contingent consideration, if any, will be recognized in our earnings. Contingent consideration of $1.1 million was paid during the year ended December 31, 2021.

The Company recorded estimated goodwill of $7.0 million, which is not deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $1.0 million. The tangible assets acquired and liabilities assumed were not material.

The results of the private technology company's operations are included in the consolidated statements of operations beginning February 18, 2020 and were not considered material to the Company’s results of operations.

For the years ended December 31, 2021 and 2020, acquisition related costs for the Private Technology Company Acquisition were not material, and are included in general and administration expenses.

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

In connection with the Private Cloud Technology Company Acquisition, the Company paid estimated consideration of $12.0 million, net of cash acquired. In connection with the acquisition, the Company recorded estimated goodwill of $10.9 million, which is deductible for income tax purposes. The tangible assets acquired and liabilities assumed were not material.

The results of the private cloud technology company's operations are included in the consolidated statements of operations beginning March 2, 2020 and were not considered material to the Company’s results of operations.

For the years ended December 31, 2021 and 2020, acquisition related costs for the Private Cloud Technology Company Acquisition were not material, and are included in general and administration expenses.

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

The Company previously owned approximately 45% of the outstanding units in this private financial technology design company, and accounted for it as an equity method investment. Based upon the estimated value of the private financial technology design company of $11.0 million, the Company paid estimated consideration of $5.9 million, net of cash acquired, for the remaining outstanding units. As a result of the acquisition, the Company recognized a gain of $4.2 million in the first quarter of 2020 on the re-measurement to fair value of its previously held interest, which is included in other income (expense), net in the consolidated statements of operations.
In connection with the Private Financial Technology Design Company Acquisition, the Company recorded estimated total goodwill of $9.2 million, of which approximately $6.2 million is deductible for income tax purposes, and estimated identifiable intangible assets for proprietary technologies of $2.0 million. The tangible assets acquired and liabilities assumed were not material.

The results of the private financial technology design company's operations are included in the consolidated statements of operations beginning March 3, 2020 and were not considered material to the Company’s results of operations.

For the years ended December 31, 2021 and 2020, acquisition related costs for the Private Financial Technology Design Company Acquisition were not material, and are included in general and administration expenses.

The goodwill arising from these 2020 acquisitions represents the expected synergistic benefits of these transactions, primarily related to an increase in future revenues as a result of potential new business and cross selling opportunities, as well as enhancements to our technologies.

2021 Acquisitions

Acquisition of Proprietary Technology

The Company previously owned approximately 29% of the outstanding units in a privately held company and accounted for it as an equity method investment. On March 11, 2021, the Company entered into an intellectual property purchase agreement with this privately held company to acquire all of the proprietary technology developed by the privately held company for approximately $35.5 million. Concurrent with the intellectual property purchase agreement, the Company also entered into a redemption agreement with the same privately held company to redeem the Company's previously held equity interest for approximately $10.0 million. The Company accounted for these two arrangements as a single unit of account. As of the acquisition date, the net cost of the proprietary technology acquired, including capitalized transaction costs, was approximately $24.5 million, which will be amortized over a five-year period on a straight-line basis. The proprietary technology has been integrated into the Envestnet Wealth Solutions.

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

In connection with the Harvest Acquisition, the Company paid estimated consideration of $32.8 million (of which approximately $3.0 million is being held in escrow for 18 months after the closing date), net of cash acquired, subject to certain post-closing adjustments. The Company funded the acquisition with cash on hand.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate
	(in thousands)
Tangible assets acquired, net of cash(1)	$2,032	$3,278	$5,310
Total liabilities assumed	(596)	54	(542)
Identifiable intangible assets	9,500	—	9,500
Goodwill	21,858	(3,332)	18,526
Total net assets acquired	$32,794	$—	$32,794

(1) The Company recorded measurement period adjustments of $3.3 million primarily due to the establishment of deferred tax assets during the year ended December 31, 2021.

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

The results of Harvest’s operations are included in the consolidated statements of operations beginning April 7, 2021 and were not considered material to the Company’s results of operations.

For the year ended December 31, 2021, the Company’s acquisition related costs were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs in 2022.

Pro Forma Financial Information

The results of the Company's acquisitions since January 1, 2020 were not considered material to the Company's results of operations, therefore, pro forma information is not presented.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020

	(in thousands)
Prepaid technology	$15,415	$13,165
Non-income tax receivables	7,013	6,571
Escrow for acquisition	2,951	—
Prepaid insurance	2,234	1,777
Advance payroll taxes and benefits	1,356	6,429
Income tax prepayments and receivables	1,310	1,684
Other	12,427	10,944
Total prepaid expenses and other current assets	$42,706	$40,570

5.Property and Equipment, Net

Property and equipment, net consisted of the following:

		December 31,
	Estimated Useful Life	2021	2020

		(in thousands)
Cost:
Computer equipment and software	3 years	$72,879	$72,443
Leasehold improvements	Shorter of the lease term or useful life of the asset	43,544	37,671
Office furniture and fixtures	3-7 years	12,214	11,249
Office equipment and other	3-5 years	7,973	7,151
Building and building improvements	7-39 years	2,729	2,669
Land	Not applicable	940	940
		140,279	132,123
Less: accumulated depreciation and amortization		(90,064)	(84,154)
Total property and equipment, net		$50,215	$47,969

During 2021 and 2020, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $12.7 million and $8.5 million, respectively. During 2021 and 2020, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $2.4 million and $3.8 million, respectively. Gains and losses on asset retirements during 2021 and 2020 were not material.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The following table presents the cost amounts and related accumulated depreciation written off by category:

	Year Ended December 31, 2021		Year Ended December 31, 2020
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

	(in thousands)
Computer equipment and software	$10,936	$(10,838)	$9,844	$(9,606)
Leasehold improvements	197	(178)	1,775	(1,326)
Office furniture and fixtures	1,702	(1,646)	320	(243)
Office equipment and other	2,227	(1,915)	381	(348)
Total property and equipment retirements	$15,062	$(14,577)	$12,320	$(11,523)

Depreciation and amortization expense was as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Depreciation and amortization expense	$20,577	$21,432	$20,777

6.Internally Developed Software, Net

Internally developed software, net consisted of the following:

		December 31,
	Estimated Useful Life	2021	2020

		(in thousands)
Internally developed software	5 years	$225,380	$159,619
Less: accumulated amortization		(91,721)	(63,118)
Internally developed software, net		$133,659	$96,501

Amortization expense was as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Amortization expense	$28,603	$18,670	$12,042

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

7.Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Balance at December 31, 2019	$583,247	$296,603	$879,850
Private Technology company acquisition	—	7,019	7,019
Private Cloud Technology company acquisition	10,932	—	10,932
Private Financial Technology Design company acquisition	9,241	—	9,241
Foreign currency translation and other	(70)	(199)	(269)
Balance at December 31, 2020	603,350	303,423	906,773
Harvest Acquisition	18,526	—	18,526
Foreign currency translation	—	(145)	(145)
Balance at December 31, 2021	$621,876	$303,278	$925,154

Intangible assets, net consisted of the following:

	December 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	$590,080	$(241,189)	$348,891	$591,520	$(198,555)	$392,965
Proprietary technologies	85,324	(43,004)	42,320	54,914	(26,949)	27,965
Trade names	33,700	(24,515)	9,185	33,700	(19,589)	14,111
Total intangible assets	$709,104	$(308,708)	$400,396	$680,134	$(245,093)	$435,041

During 2021 and 2020, the Company retired fully amortized intangible assets for the Envestnet Wealth Solutions segment with an historical cost of $5.0 million and $0.8 million, respectively, including proprietary technologies and customer lists. During 2021 the Company had no retirements of intangible assets for the Envestnet Data & Analytics segment. In 2020 the Company retired fully amortized proprietary technology intangible assets for the Envestnet Data & Analytics segment with an historical cost of $35.0 million.

Amortization expense was as follows:

	Year Ended December 31,
	2021	2020	2019
Amortization expense	$68,587	$73,559	$68,452

Future amortization expense of the Company's intangible assets as of December 31, 2021, is expected to be as follows:

Years ending December 31:
2022	$66,186
2023	51,791
2024	45,013
2025	41,736
2026	33,894
Thereafter	161,776
Total	$400,396

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

8.Investments

Equity Method Investments

The Company owns equity interests in various privately held companies for which it has significant influence and, therefore, recognizes its investment under the equity method. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for the Company’s proportionate share of earnings or losses, dividends, capital contributions and changes in ownership interests.

As of December 31, 2021, the Company’s ownership interests in these companies ranged from 4% to 47%. As of December 31, 2020, the Company’s ownership interests in these companies ranged from 4% to 44%. As of December 31, 2021 and December 31, 2020, the carrying value of the Company’s equity method investments was $18.6 million and $15.3 million, respectively, which are included in other non-current assets in the consolidated balance sheets. As of December 31, 2021, the Company has committed $3.0 million in future funding to certain of these equity method investees.

Summarized combined financial information for these investments is as follows (amounts represent 100% of investee financial information, except Envestnet’s proportional share of losses):

	December 31,
Balance Sheets	2021	2020
	(in thousands)
Current assets	$40,333	$23,469
Non-current assets	33,529	21,329
Current liabilities	20,018	11,325
Non-current liabilities	1,583	1,418

	Year Ended December 31,
Statements of Operations	2021	2020	2019
	(in thousands)
Revenues	$65,085	$35,603	$866
Loss from operations	(149)	(4,758)	(6,192)
Net loss	(134)	(5,062)	(6,193)
Envestnet’s proportional share of losses	(7,093)	(5,399)	(2,361)

Envestnet's proportional share of losses from the Company’s equity method investments are included in other income (expense), net in the consolidated statements of operations.

Investment in Private Services Company

On January 8, 2020, the Company acquired a 4.25% membership interest in a private services company for cash consideration of $11.0 million. The private services company partners with independent network advisory firms to help them grow, become more profitable and run more efficiently. The Company uses the equity method of accounting to record its portion of the private services company’s net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting because of its less than 50% ownership and lack of control and does not otherwise exercise control over the significant economic decisions of the private services company.

The private services company is and remains a client of the Company and has thus been determined to be a related party. Revenues from the private services company totaled $16.4 million and $11.5 million in the twelve months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had recorded a net receivable of $3.0 million and $2.1 million, respectively, from the private services company.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2021 and 2020, the carrying value of the Company’s investment in the private services company exceeded its proportionate share of the net assets of the private services company by approximately $9.5 million and $9.9 million, respectively, which represents goodwill and amortizable intangible assets arising from acquisitions. The Company recognizes amortization on the basis difference allocated to intangible assets over a period between six to fifteen years. This amortization is included within Envestnet's proportional share of losses in other income (expense), net in the consolidated statements of operations.

Other Equity Investments

The Company owns equity interests in various privately held companies for which it does not have significant influence, there is no readily determinable fair value, and its investment qualifies for recognition under the measurement alternative at cost minus impairment, if any, plus or minus fair value changes when there are observable price changes.

On October 1, 2021, the Company acquired an ownership interest in YieldX Inc. ("YieldX") for cash consideration of $15.0 million. YieldX provides an end-to-end digital platform with smart workflows, artificial intelligence powered analytics and a reimagined user experience for financial professionals and investors in the fixed income markets. The Company elected the measurement alternative for this investment as it did not have a readily determinable fair value. The investment is measured at cost, less impairment, adjusted by observable price changes.

In connection with this investment, the Company also entered into a commercial agreement with YieldX to integrate the products and solutions of YieldX into the Company’s platform offering. The consideration under the commercial agreement includes a warrant and quarterly cash payments subject to the satisfaction of certain performance targets.

As of December 31, 2021 and December 31, 2020, the carrying value of these other equity investments was $18.7 million and $0.3 million, respectively, which are included in other non-current assets in the consolidated balance sheets. There have been no impairments recognized for these investments as of December 31, 2021. Fair value adjustments, resulting from observable price changes, of $0.8 million were recognized during the year ended December 31, 2021.

9.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2021	2020
Accrued compensation and related taxes	$97,523	$71,039
Accrued investment manager fees	95,858	57,894
Accrued technology	8,951	4,701
Accrued professional services	7,746	9,240
Non-income tax payables	4,907	8,398
Other accrued expenses	9,431	7,276
Total accrued expenses and other liabilities	$224,416	$158,548

In the fourth quarter of 2020, as part of an organizational realignment, the Company entered into separation agreements with several employees. In connection with this realignment, the Company recognized approximately $5.2 million and $5.1 million of severance expense during the twelve months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company has accrued approximately $1.4 million and $5.1 million in accrued compensation and related taxes associated with these separation agreements, respectively.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

10.Debt

The Company’s outstanding debt obligations as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(in thousands)
Revolving credit facility balance	$—	$—

Convertible Notes due 2023	$345,000	$345,000
Unaccreted discount on Convertible Notes due 2023	—	(24,058)
Unamortized issuance costs on Convertible Notes due 2023	(2,979)	(4,306)
Convertible Notes due 2023 carrying value	$342,021	$316,636

Convertible Notes due 2025	$517,500	$517,500
Unaccreted discount on Convertible Notes due 2025	—	(65,902)
Unamortized issuance costs on Convertible Notes due 2025	(10,659)	(11,731)
Convertible Notes due 2025 carrying value	$506,841	$439,867

Amended Credit Agreement

In 2014, Envestnet and certain of its subsidiaries entered into a credit agreement with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent. Since 2014, the credit agreement has been amended several times, the latest of which occurred in October 2021.

Pursuant to the Amended Credit Agreement, the Banks have agreed to provide the Company with a revolving credit facility of $500.0 million, of which amount may be increased by $150.0 million (the “Revolving Credit Facility”). The Amended Credit Agreement also includes a $5.0 million sub-facility for the issuances of letters of credit. As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under the Revolving Credit Facility.

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

As of December 31, 2021, debt issuance costs related to the Amended Credit Agreement are presented in prepaid expenses and other non-current assets in the consolidated balance sheets which have outstanding amounts of $0.9 million and $1.5 million, respectively.

The Amended Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum senior leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and minimum adjusted EBITDA. The Amended Credit Agreement also contains provisions that require the Company to maintain minimum liquidity levels, limit the ability of Envestnet and its subsidiaries to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges and change their business activities. The Company was in compliance with these financial covenants as of December 31, 2021.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2021, the Company had all $500.0 million available to borrow under the revolving credit facility, subject to covenant compliance.

See “Note 22—Subsequent Events” for details on the Company's Third Credit Agreement entered into on February 4, 2022.

Convertible Notes due 2023

In May 2018, the Company issued $345.0 million of convertible notes maturing June 1, 2023 (the “Convertible Notes due 2023”). Net proceeds from the offering were $335.0 million. The Convertible Notes due 2023 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year.

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

The Convertible Notes due 2023 are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at an initial conversion rate of 14.6381 shares per one thousand principal amount of the Convertible Notes due 2023, which represents a conversion price of $68.31 per share and approximately 5.1 million shares issuable upon conversion, subject to adjustment under certain conditions. The initial conversion rate is subject to adjustment upon a "fundamental change", as defined in the indenture, if the Company calls all or any portion of the notes for optional redemption, or subject to antidilution provisions provided in the indenture. Holders may convert their Convertible Notes due 2023 at their option at any time prior to the close of business on the business day immediately preceding December 15, 2022, only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes due 2023 in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per one thousand principal amount of the Convertible Notes due 2023 for each such trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the then-current conversion rate; (c) if we call any or all of the Convertible Notes due 2023 for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (d) upon the occurrence of specified corporate events as defined in the indenture. On or after December 15, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Upon issuance, the Company separately accounted for the liability and equity components of the Convertible Notes due 2023 by allocating the proceeds from issuance of the Convertible Notes due 2023 between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include an embedded conversion option. The Company allocated $46.6 million to the equity component, presented within additional paid-in capital, net of offering costs of $1.4 million. The Company recorded a discount on the Convertible Notes due 2023 of $48.0 million which was accreted and recorded as additional interest expense.

Upon the adoption of ASU 2020-06 on January 1, 2021, the equity component is no longer separated from the host contract and is now accounted for as a single liability measured at amortized cost within Long-term debt in the consolidated balance sheets. Accordingly, as of December 31, 2021, the Convertible Notes due 2023 are presented at their gross proceeds of $345.0 million less unamortized debt issuance costs of $3.0 million with no future accretion of the original issue discount necessary. During the twelve months ended December 31, 2020 and 2019, the Company recognized $9.4 million and $9.2 million, respectively, in accretion related to the discount.

In connection with the issuance of the Convertible Notes due 2023, the Company incurred $10.0 million of issuance costs in 2018, of which $8.6 million was originally allocated to the debt component and presented net in Long-term debt and $1.4 million was originally allocated to the equity component and presented within additional paid-in capital in the consolidated balance sheets. Upon the adoption of ASU 2020-06, the costs originally allocated to the equity component are reflected within Long-term debt and are being amortized and recorded as additional interest expense over the life of the Convertible Notes due 2023.

Convertible Notes due 2025

In August 2020, the Company issued $517.5 million of convertible notes that mature on August 15, 2025 (the “Convertible Notes due 2025”). Net proceeds from the offering were $503.0 million. The Convertible Notes due 2025 bear interest at a rate of 0.75% per annum payable semiannually in arrears in cash on February 15 and August 15 of each year.

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

The Convertible Notes due 2025 are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a an initial conversion rate of 9.3682 shares per one thousand principal amount of the Convertible Notes due 2025, which represents a conversion price of $106.74 per share and approximately 4.8 million shares issuable upon conversion, subject to adjustment under certain conditions. The initial conversion rate is subject to adjustment upon a "fundamental change", as defined in the indenture, if the Company calls all or any portion of the notes for optional redemption, or subject to antidilution provisions provided in the indenture. Holders may convert their Convertible Notes due 2025 at their option at any time prior to the close of business on the business day immediately preceding February 15, 2025, only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Notes in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day is less than 98% of the last reported sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (c) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (d) upon the occurrence of specified corporate events described in the Indenture. On or after February 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.

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

Upon issuance, the Company separately accounted for the liability and equity components of the Convertible Notes due 2025 by allocating the proceeds from issuance of the Convertible Notes due 2025 between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $61.9 million to the equity component presented within additional paid-in capital, net of offering costs of $1.9 million and taxes of $6.7 million. The Company recorded a discount on the Convertible Notes due 2025 of $70.6 million which was accreted and recorded as additional interest expense.

Upon the adoption of ASU 2020-06 on January 1, 2021, the equity component is no longer separated from the host contract and is now accounted for as a single liability measured at amortized cost within Long-term debt in the consolidated balance sheets. Accordingly, as of December 31, 2021, the Convertible Notes due 2025 are presented at their gross proceeds of $517.5 million less unamortized debt issuance costs of $10.7 million with no future accretion of the original issue discount necessary. During the twelve months ended December 31, 2020 the Company recognized $4.7 million in accretion related to the discount.

In connection with the issuance of the Convertible Notes due 2025, the Company incurred a total of $14.5 million of issuance costs in 2020, of which $12.6 million was originally allocated to the debt component and presented net in Long-term debt and $1.9 million was originally allocated to the equity component and presented within additional paid-in capital in the consolidated balance sheets. Upon the adoption of ASU 2020-06, the costs originally allocated to the equity component are reflected within Long-term debt and are being amortized and recorded as additional interest expense over the life of the Convertible Notes due 2025.

See “Note 18—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income per common share.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Interest Expense

Interest expense was comprised of the following and is included in other income (expense), net in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Coupon interest	$9,919	$7,442	$8,917
Amortization of issuance costs	5,745	3,396	3,703
Undrawn and other fees	1,267	796	795
Accretion of debt discount	—	14,084	15,040
Interest on revolving credit facility	—	5,786	4,065
Total interest expense	$16,931	$31,504	$32,520

For the years ended December 31, 2021, 2020, and 2019, total interest expense related to the Convertible Notes due 2023 was $8.0 million, $17.1 million, and $16.8 million, respectively, with coupon interest expense of $6.0 million, $6.0 million, and $6.0 million, and amortization of debt discount and issuance costs of $2.0 million, $11.1 million, and $10.8 million, respectively. The effective interest rate of the Convertible Notes due 2023 was approximately 2.4%, 6.0%, and 6.0% for the years ended December 31, 2021, 2020, and 2019, respectively. The effective interest rate of the Convertible Notes due 2023 is equal to the stated interest rate plus the amortization of the debt issuance costs subsequent to adoption of ASU 2020-06. Prior to the adoption of ASU 2020-06, the effective interest rate calculation also included the amortization of the original issue discount.

For the years ended December 31, 2021 and 2020, total interest expense related to the Convertible Notes due 2025 was $6.8 million and $6.9 million, respectively, with coupon interest expense of $3.9 million and $1.4 million, and amortization of debt discount and issuance costs of $2.9 million and $5.5 million, respectively. The effective interest rate of the Convertible Notes due 2025 for the years ended December 31, 2021 and 2020 was approximately 1.3% and 4%, respectively. The effective interest rate of the Convertible Notes due 2025 was equal to the stated interest rate plus the amortization of the debt issuance costs subsequent to adoption of ASU 2020-06. Prior to the adoption of ASU 2020-06, the effective interest rate calculation also included the amortization of the original issue discount.

For the year ended December 31, 2019, total interest expense related to a prior convertible note issuance that was repaid in 2019 was $9.7 million, with coupon interest expense of $2.9 million and amortization of debt discount and issuance costs of $6.8 million.

11.Leases
The Company has operating leases for corporate offices and certain equipment, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 90 days. Terms of the Company's operating leases may change from time to time. The Company's leases have remaining lease terms of 1 month to 12 years.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The following table illustrates information for the Company's leases as of and for the year ended December 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Total operating lease cost	$18,600	$17,241
Short-term lease cost	4,940	5,049
Weighted average remaining lease term (in years)	9.8	10.2
Weighted average discount rate	5.1%	5.1%
Cash paid for amounts included in the measurement of the operating lease liability	18,052	21,467
* The Company did not have significant sublease income or variable lease cost for the years ended December 31, 2021 and 2020.
Future minimum lease payments under non-cancellable leases, as of December 31, 2021, were as follows:

Operating
Leases
Years Ending December 31,	(in thousands)
2022	$14,781
2023	15,518
2024	14,628
2025	13,728
2026	14,684
Thereafter	76,273
Total future minimum lease payments	149,612
Less imputed interest	(32,693)
Total operating lease liabilities	$116,919

    As of December 31, 2021, the Company has several operating lease commitments, primarily for our corporate offices, that have not yet commenced. These operating leases are expected to commence before January 2024 with lease terms of up to 11 years.

12.Stockholders’ Equity

On February 25, 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. Throughout 2021, we repurchased 55,488 shares of the Company's common stock for $4.0 million. The Company made no repurchases in 2020. As of December 31, 2021, a maximum of 1,900,902 shares may yet be purchased under this program.

On December 20, 2018, the Company issued and sold to BlackRock, Inc. (“BlackRock”) warrants to purchase approximately 470,000 common shares at an exercise price of $65.16 per share, subject to customary anti-dilution adjustments. The warrants are exercisable at BlackRock’s option for four years from the date of issuance. The warrants may be exercisable through cash exercise or net issue exercise with cash settlement at the sole discretion of the Company. As of December 31, 2021, BlackRock has not exercised any of the warrants.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

In December 2021, the company issued 78,677 shares of the Company’s common stock for the settlement of liabilities connected with a prior acquisition.

The Company has issued Convertible Notes due 2023 and Convertible Notes due 2025 that are convertible into shares of the Company’s common stock under certain conditions prior to maturity. See “Note 10—Debt”.

13. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2021 and December 31, 2020, based on the three-tier fair value hierarchy:

	December 31, 2021
	Fair Value	Level I	Level II	Level III
Assets:	(in thousands)
Money market funds	$2,684	$2,684	$—	$—
Assets used to fund deferred compensation liability	11,140	—	—	11,140
Total assets	$13,824	$2,684	$—	$11,140
Liabilities:
Contingent consideration liability	$743	$—	$—	$743
Deferred compensation liability	10,418	10,418	—	—
Total liabilities	$11,161	$10,418	$—	$743

	December 31, 2020
	Fair Value	Level I	Level II	Level III
Assets:	(in thousands)
Money market funds	$84,110	$84,110	$—	$—
Assets used to fund deferred compensation liability	9,961	—	—	9,961
Total assets	$94,071	$84,110	$—	$9,961
Liabilities:
Contingent consideration liability	$12,559	$—	$—	$12,559
Deferred compensation liability	8,720	8,720	—	—
Total liabilities	$21,279	$8,720	$—	$12,559

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

The Company will continue to reassess the fair values of the contingent consideration liabilities at each reporting date until settlement. Changes to these estimated fair values will be recognized in the Company's earnings and included in general and administration expenses in the consolidated statements of operations. In 2021, the Company determined that certain performance targets related to the private technology company acquisition would not be met. As a result, the Company reduced the contingent consideration liability plus accrued interest associated with this acquisition by $0.7 million and recorded this as a reduction to general and administration expenses.

The table below presents a reconciliation of the Company's contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2020 to December 31, 2021:

Fair Value of
Contingent
Consideration
Liabilities
(in thousands)
Balance at December 31, 2020	$12,559
Payments of contingent consideration liability	(11,636)
Fair market value adjustment on contingent consideration liability	(667)
Accretion on contingent consideration liabilities	487
Balance at December 31, 2021	$743

The table below presents a reconciliation of assets used to fund deferred compensation liability, which was measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2020 to December 31, 2021:

Fair Value of
Assets Used to
Fund Deferred
Compensation
Liability
(in thousands)
Balance at December 31, 2020	$9,961
Contributions	215
Fair value adjustments	964
Balance at December 31, 2021	$11,140

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances cause the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the year ended December 31, 2021.

Fair Value of Debt Agreements and Other Financial Assets and Liabilities

The Company considered the Convertible Notes due 2023 and Convertible Notes due 2025 to be Level II liabilities as of December 31, 2021 and 2020, and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on the estimated or actual bids and offers in an over-the-counter market on December 31, 2021 and 2020 (See “Note 10—Debt”).

In May 2018, the Company issued $345.0 million of Convertible Notes due 2023. As of December 31, 2021 and 2020, the carrying value of the Convertible Notes due 2023 equaled $342.0 million and $316.6 million, respectively, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of December 31, 2021 and 2020, the estimated fair value of the Convertible Notes due 2023 was $439.9 million and $460.8 million, respectively.

In August 2020, the Company issued $517.5 million of Convertible Notes due 2025. As of December 31, 2021 and 2020, the carrying value of the Convertible Notes due 2025 equaled $506.8 million and $439.9 million, and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of December 31, 2021 and 2020, the estimated fair value of the Convertible Notes due 2025 was $526.1 million and $540.8 million, respectively.

As of December 31, 2021 and 2020, no advances were outstanding on the revolving credit facility under the Amended Credit Agreement. The Company considered the revolving credit facility to be a Level I liability as of December 31, 2021 and 2020 (See “Note 10—Debt”).

The Company considered the recorded values of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, fees receivable and accounts payable, to approximate the fair values of the respective assets and liabilities at December 31, 2021 based upon the short-term nature of these assets and liabilities.

14.Revenues and Cost of Revenues

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by major source:

	Year Ended December 31, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:	(in thousands)
Asset-based	$709,376	$—	$709,376
Subscription-based	267,720	186,269	453,989
Total recurring revenues	977,096	186,269	1,163,365
Professional services and other revenues	14,070	9,082	23,152
Total revenues	$991,166	$195,351	$1,186,517

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:	(in thousands)
Asset-based	$540,947	$—	$540,947
Subscription-based	248,810	177,697	426,507
Total recurring revenues	789,757	177,697	967,454
Professional services and other revenues	16,333	14,443	30,776
Total revenues	$806,090	$192,140	$998,230

	Year Ended December 31, 2019
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
Revenues:	(in thousands)
Asset-based	$484,312	$—	$484,312
Subscription-based	207,606	171,207	378,813
Total recurring revenues	691,918	171,207	863,125
Professional services and other revenues	17,540	19,462	37,002
Total revenues	$709,458	$190,669	$900,127

One customer accounted for more than 10% of the Company’s total revenues, substantially all of which are included within the Envestnet Wealth Solutions segment:

	Year Ended December 31,
	2021	2020	2019
Fidelity	17%	15%	15%

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
United States	$1,166,251	$977,047	$871,456
International (1)	20,266	21,183	28,671
Total revenues	$1,186,517	$998,230	$900,127
(1)No foreign country accounted for more than 10% of total revenues.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future as of December 31, 2021:

Years ending December 31,	(in thousands)
2022	$253,848
2023	161,762
2024	88,269
2025	46,173
2026	19,845
Thereafter	4,433
Total	$574,330

The remaining performance obligations disclosed above are not indicative of revenue for future periods.

Contract balances

Total deferred revenue decreased $2.0 million and $3.8 million as of December 31, 2021 and December 31, 2020, respectively. The decrease in both years is primarily due to timing differences related to the satisfaction of outstanding performance obligations and the Company's billing cycles during the years then ended. The majority of the Company's deferred revenue as of December 31, 2021 will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $33.8 million and $34.3 million for the years ended December 31, 2021 and 2020, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred sales incentive compensation

Deferred sales incentive compensation was $11.8 million and $10.8 million as of December 31, 2021 and 2020, respectively. Amortization expense for the deferred sales incentive compensation was $4.4 million and $3.9 million for the years ended December 31, 2021 and 2020, respectively. Deferred sales incentive compensation is included in other non-current assets on the consolidated balance sheets and amortization expense is included in compensation and benefits expenses on the consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the periods.

Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Asset-based	$393,717	$278,569	$243,913
Subscription-based	29,445	26,934	28,904
Professional services and other	561	426	5,994
Total cost of revenues	$423,723	$305,929	$278,811

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

15.Stock-Based Compensation

On June 22, 2010, the Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 Plan”), effective upon the closing of the Company’s initial public offering. The 2010 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2010 Plan agreement) and cash incentive awards to employees, consultants and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. As approved by the Company’s shareholders, the 2010 Plan has since been amended whereby the maximum number of shares of common stock that may be delivered under the 2010 Plan is 12,375,000. Stock options and stock appreciation rights are granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant. As of December 31, 2021, the maximum number of options and restricted stock available for future issuance under the Company’s plans is 3,712,313.

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
Stock-based compensation expense under the Company's plans was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Stock-based compensation expense	$67,525	$56,292	$54,436
Tax effect on stock-based compensation expense	(17,219)	(14,354)	(13,734)
Net effect on income	$50,306	$41,938	$40,702

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5%, 25.5% and 25.2% for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	December 31,
	2021	2020	2019
Grant date fair value of options	$31.23	$—	$21.55
Volatility	42.1%	—%	40.0%
Risk-free interest rate	0.4%	—%	2.5%
Dividend yield	—	—	—
Expected term (in years)	6.5	0.0	6.5

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2018	1,887,969	20.05	3.4	56,046
Granted	81,807	49.02
Exercised	(783,216)	13.52
Forfeited	(35,974)	48.33
Outstanding as of December 31, 2019	1,150,586	25.66	3.4	50,590
Exercised	(705,333)	18.83
Forfeited	(7,213)	48.70
Outstanding as of December 31, 2020	438,040	36.28	4.1	20,156
Granted	4,781	74.83
Exercised	(76,303)	27.37
Forfeited	(1,277)	49.02
Outstanding as of December 31, 2021	365,241	38.61	3.3	14,878
Options exercisable	321,487	36.80	2.8	13,675

The aggregate intrinsic values in the table below represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2021, 2020 and 2019 of $79.34, $82.29 and $69.63, respectively, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date.

Other information is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Total intrinsic value of options exercised	$3,815	$35,687	$40,893
Cash received from exercises of stock options	2,090	10,760	10,592

Exercise prices of stock options outstanding as of December 31, 2021 range from $12.45 to $74.83. At December 31, 2021, there was an immaterial amount of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.6 years.

Restricted Stock Units and Restricted Stock Awards

Periodically, the Company grants restricted stock units and awards and performance stock units and awards to employees. Restricted stock units awards vest one-third on the first anniversary of the grant date and quarterly thereafter. Performance-based restricted units and awards vest upon the achievement of certain pre-established business and financial metrics as well as a subsequent service condition. The business and financial metrics governing the vesting of these performance-based restricted stock unit awards provide thresholds that dictate the number of shares to vest upon each evaluation date, which range from 0% to 150% of the original grant number. If these metrics are achieved, as defined in the individual grant terms, these shares would cliff vest three years from the grant date.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The following is a summary of the activity for unvested restricted stock units and awards granted under the Company’s plans:

	RSUs		PSUs
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value
	Shares	per Share	Shares	per Share
Outstanding as of December 31, 2018	1,461,468	$46.59	124,320	$44.64
Granted	997,971	61.91	202,168	69.68
Vested	(1,029,790)	45.11	(68,334)	31.03
Forfeited	(110,779)	53.16	(4,036)	61.27
Outstanding as of December 31, 2019	1,318,870	58.88	254,118	67.96
Granted	970,390	74.61	81,689	83.47
Vested	(804,982)	57.77	—	—
Forfeited	(138,931)	62.14	(33,010)	64.70
Outstanding as of December 31, 2020	1,345,347	70.56	302,797	72.50
Granted	1,195,313	71.03	129,865	70.92
Vested	(828,942)	69.50	(62,524)	61.53
Forfeited	(204,294)	70.71	(10,954)	78.97
Outstanding as of December 31, 2021	1,507,424	71.50	359,184	73.64

At December 31, 2021, there was $83.8 million of unrecognized compensation expense related to unvested restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 2.0 years. At December 31, 2021, there was $10.4 million of unrecognized compensation expense related to unvested performance-based restricted stock units and awards, which the Company expects to recognize over a weighted-average period of 1.9 years.

In connection with the unexpected death of our former CEO in 2019, the Company modified certain of his outstanding equity awards. The modifications included the extension of exercise periods for his outstanding stock options and the immediate vesting of his outstanding RSUs. All unvested PSUs were forfeited. As a result of these modifications, the Company recorded additional non-cash compensation expense of $4.3 million in 2019. In 2020, the Company recognized a gain of $2.5 million in other income (expense), net as a result of a fair value adjustment upon settlement of the former CEO’s stock options.

16.Benefit Plan

The Company sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Voluntary employer matching contributions	$6,873	$6,247	$6,044

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

17.Income Taxes

Income (loss) before income tax expense (benefit) was generated in the following jurisdictions:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic	$9,730	$(17,234)	$(61,047)
Foreign	10,631	9,189	12,952
Total	$20,361	$(8,045)	$(48,095)

The components of the income tax expense (benefit) charged to operations are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Current:	(in thousands)
Federal	$—	$(1,086)	$4
State	3,488	2,111	2,803
Foreign	4,499	(4,542)	5,930
	7,987	(3,517)	8,737

Deferred:
Federal	4,021	(2,659)	(33,952)
State	(3,548)	1,158	(5,603)
Foreign	(793)	(383)	(75)
	(320)	(1,884)	(39,630)

Total	$7,667	$(5,401)	$(30,893)

Net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Deferred revenue	$6,436	$5,811
Prepaid expenses and accruals	8,099	8,737
Right of use asset	(22,190)	(25,937)
Lease liability	28,994	30,752
Net operating loss and tax credit carryforwards	85,698	87,648
Property and equipment and intangible assets	(100,314)	(113,041)
Stock-based compensation expense	9,652	9,122
Investment in partnerships	2,941	1,727
Convertible Notes	—	(22,951)
Other	(173)	894
Total deferred tax liabilities, net	19,143	(17,238)
Less: valuation allowance	(40,164)	(17,502)
Net deferred tax liabilities	$(21,021)	$(34,740)

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Beginning in 2022, the Tax Cuts and Jobs Act ("TCJA") eliminates the option to deduct research and development ("R&D") expenditures currently and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, the Company could expect to pay material cash taxes beginning in 2022.

The deferred tax liability that is not being recorded because of the Company's assertion to permanently reinvest the earnings of its India subsidiaries is $6.2 million related to the withholding tax in India, net of an assumed foreign tax deduction for this amount in the U.S.

The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $40.2 million and $17.5 million, respectively. The change in the valuation allowance from 2020 to 2021 was primarily related to the adoption of ASU 2020-06, additional R&D credits generated during 2021, the Harvest acquisition, and additional valuation allowance on state NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence is the cumulative pre-tax loss incurred over the three years ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence such as the Company's projections for future growth. On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $40.2 million has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company's projections for growth.

The expected income tax provision (benefit) calculated at the statutory federal rate differs from the actual provision as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Tax provision (benefit), at U.S. federal statutory tax rate	$4,402	$(1,787)	$(10,012)
State income tax provision (benefit), net of federal benefit	856	(2,461)	(5,390)
Effect of stock-based compensation excess tax benefit	(364)	(9,349)	(11,983)
Effect of limitation on executive compensation	1,678	961	1,940
Effect of permanent items	661	(703)	(892)
Effect of India partnerships	1,422	2,977	—
Change in valuation allowance	5,660	16,210	(3,364)
Effect of change in state and foreign income tax rates	(1,184)	1,323	2,449
Uncertain tax positions	158	(6,093)	4,478
Research and development credits	(5,695)	(5,939)	(6,756)
State net operating loss adjustment	—	31	(1,588)
Other	73	(571)	225
Income tax provision (benefit)	7,667	(5,401)	(30,893)

At December 31, 2021, the Company had NOL carryforwards, before any uncertain tax position reserves, for federal income tax purposes of approximately $195 million available to offset future federal taxable income, if any, of which $154 million expire through 2036 and $41 million are carried forward indefinitely. In addition, as of December 31, 2021, the Company had NOL carryforwards for state income tax purposes of approximately $233 million available to reduce future income subject to income taxes. The state NOL carryforwards that are subject to expiration expire through 2041. In addition, the Company had R&D credit carryforwards of approximately $32 million for federal and $13 million for California and

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Illinois, as well as foreign tax credits of $0.9 million available to offset federal income tax. Federal R&D credits begin to expire in 2022 through 2041. California R&D credits carryover indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of year	$15,132	$18,939	$15,628
Additions based on tax positions related to the current year	1,631	1,420	2,261
Additions (reductions) based on tax positions related to prior years	(550)	(2,793)	1,050
Reductions for settlements with taxing authorities related to prior years	(394)	(2,434)	—
Reductions for lapses of statute of limitations	(1,302)	—	—
Balance at end of year	$14,517	$15,132	$18,939

At December 31, 2021, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $14.5 million. At this time, the Company estimates that the liability for unrecognized tax benefits will decrease by an estimated $3.6 million in the next twelve months as statutes of limitations expire.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2021 and 2020, income tax expense (benefit) included $0.6 million and $(4.9) million, respectively, of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $1.9 million and $1.4 million as of December 31, 2021 and 2020, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company was notified by the Internal Revenue Service (“IRS”) in August 2021 that the calendar year 2018 federal income tax return had been selected for audit by the IRS. The Company’s tax returns for the 2018-2020 calendar years remain open to examination by the IRS in their entirety. The IRS's audit of the Company's 2015 and 2016 tax returns has been closed. With respect to state taxing jurisdictions, the Company’s tax returns for the 2017-2020 calendar years remain open to examination by various state revenue services.

The Company's Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2020, 2019, 2018, 2017, 2012, 2011 and 2010. Based on the outcome of examinations of the Company's subsidiaries or the result of the expiration of statutes of limitations, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheets. It is possible that one or more of these audits may be finalized within the next twelve months.

18.Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, common warrants, restricted stock awards, restricted stock units and Convertible Notes, if dilutive.

Prior to January 1, 2021, the Company accounted for the effect of its convertible notes using the treasury stock method since they may be settled in cash, shares or a combination thereof at the Company's option. As a result, the Convertible Notes due 2023 and Convertible Notes due 2025 had no effect on diluted net income per share until the Company’s stock price exceeded the conversion price of $68.31 per share and $106.74 per share, respectively, and certain other criteria were met, or if the trading price of the convertible notes met certain criteria. Pursuant to the adoption of ASU 2020-06 on January 1, 2021, the Company now accounts for the effect of its convertible notes on diluted net income per share using the if-converted method (See “Note 2—Summary of Significant Accounting Policies” and “Note 10—Debt”).

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share amounts)
Net income (loss) attributable to Envestnet, Inc. (a)	$13,296	$(3,110)	$(16,782)

Weighted-average common shares outstanding:
Basic (b)	54,470,975	53,589,232	50,937,919
Effect of dilutive shares:
Options to purchase common stock	206,022	—	—
Unvested restricted stock units	633,384	—	—
Warrants	73,715	—	—
Diluted (c)	55,384,096	53,589,232	50,937,919

Net income (loss) per share attributable to Envestnet, Inc common stock:
Basic (a/b)	$0.24	$(0.06)	$(0.33)
Diluted (a/c)	$0.24	$(0.06)	$(0.33)

Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share are as follows:

	December 31,
	2021	2020	2019
	(in thousands)
Options to purchase common stock	—	438,040	1,150,586
Unvested RSU's and PSU's	—	1,648,144	1,572,988
Convertible Notes (1)	9,898,549	9,898,549	5,050,505
Warrants	—	470,000	470,000
Total anti-dilutive securities	9,898,549	12,454,733	8,244,079
(1)From 2019 to 2020, this amount increased by 4.8 million potential common shares due to the Convertible Notes due 2025 (See “Note 10—Debt”).

19.Segment Information

Business segments are generally organized around the Company's business services. The Company's business segments are:

•Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions to enable them to deliver an intelligent financial life to their clients.
•Envestnet Data & Analytics – leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the year ended December 31, 2021 and 2020.

See “Note 14—Revenues and Cost of Revenues” for detail of revenues by segment.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Envestnet Wealth Solutions	$124,651	$91,501	$67,713
Envestnet Data & Analytics	2,033	(9,943)	(25,262)
Nonsegment operating expenses	(86,143)	(62,117)	(58,524)
Income (loss) from operations	40,541	19,441	(16,073)
Interest expense, net of interest income	(16,104)	(30,392)	(29,173)
Other income (expense), net	(4,076)	2,906	(2,849)
Consolidated income (loss) before income tax benefit	20,361	(8,045)	(48,095)
Income tax provision (benefit)	7,667	(5,401)	(30,893)
Consolidated net income (loss)	12,694	(2,644)	(17,202)
Add: Net (income) loss attributable to non-controlling interest	602	(466)	420
Consolidated net income (loss) attributable to Envestnet, Inc.	$13,296	$(3,110)	$(16,782)

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures by segment follows:

	December 31,
	2021	2020
Segment assets:	(in thousands)
Envestnet Wealth Solutions	$1,720,779	$1,634,153
Envestnet Data & Analytics	520,403	510,137
Consolidated total assets	$2,241,182	$2,144,290

	Year Ended December 31,
	2021	2020	2019
Segment depreciation and amortization:	(in thousands)
Envestnet Wealth Solutions	$90,073	$80,714	$65,746
Envestnet Data & Analytics	27,694	32,947	35,525
Consolidated depreciation and amortization	$117,767	$113,661	$101,271

	Year Ended December 31,
	2021	2020	2019
Segment capital expenditures:	(in thousands)
Envestnet Wealth Solutions	$65,264	$46,891	$42,395
Envestnet Data & Analytics	23,637	20,105	11,548
Consolidated capital expenditures	$88,901	$66,996	$53,943

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

20.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	December 31,
	2021	2020
	(in thousands)
United States	$180,680	$140,651
India	2,923	2,970
Other	271	849
Total long-lived assets, net	$183,874	$144,470

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

The Company enters into unconditional purchase obligations arrangements for certain of its services that it receives in the normal course of business. As of December 31, 2021, the Company estimated future minimum unconditional purchase obligations of approximately $38 million.

    Procurement of Technology Solutions

On June 21, 2021, we entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $18.0 million, including an advance of $3.0 million. The Company closed the transaction on February 1, 2022 and paid the remaining $15.0 million on February 2, 2022. This asset will be integrated into the Envestnet Data & Analytics segment. In addition, the agreement includes an earn-out payment of $10.0 million based upon the achievement of certain target metrics within five years after the date of our launch of the technology solutions.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

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

The Company and Yodlee were also named as defendants in a putative class action lawsuit filed on August 25, 2020, by Plaintiff Deborah Wesch in the United States District Court for the Northern District of California. On October 21, 2020, an amended class action complaint was filed by Plaintiff Wesch and nine additional named plaintiffs. The case caption is Deborah Wesch, et al., v. Yodlee, Inc., et al., Case No. 3:20-cv-05991-SK. Plaintiffs allege that Yodlee unlawfully collected their financial transaction data when plaintiffs linked their bank accounts to a mobile application that uses Yodlee’s API, and plaintiffs further allege that Yodlee unlawfully sold the transaction data to third parties. The complaint alleges violations of certain California statutes and common law, including the Unfair Competition Law, and federal statutes, including the Stored Communications Act. Plaintiffs are seeking monetary damages and equitable and injunctive relief on behalf of themselves and a putative nationwide class and California subclass of persons who provided their log-in credentials to a Yodlee-powered app in an allegedly similar manner from 2014 to the present. The Company believes that it is not properly named as a defendant in the lawsuit and it further believes, along with Yodlee, that plaintiffs’ claims are without merit. On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint. On February 16, 2021, the district court granted in part and denied in part Yodlee’s motion to dismiss the amended complaint and granted the plaintiffs leave to further amend. The Court reserved ruling on the Company’s motion to dismiss and granted limited jurisdictional discovery to the plaintiffs. On March 15, 2021, Plaintiffs filed a second amended class action complaint re-alleging, among others, the claims the district court had dismissed. The second amended complaint did not allege any claims against the Company or Yodlee that were not previously alleged in first amended complaint. On May 5, 2021, the Company filed a motion to dismiss all claims asserted against it in the second amended complaint, and Yodlee filed a motion to dismiss most claims asserted against it in the second amended complaint. On July 19, 2021, the Court granted in part Yodlee’s motion, resulting in the dismissal of all federal law claims and two of the state-law claims. On August 5, 2021, the Court granted the Company's motion to dismiss, and dismissed the Company from the lawsuit. Discovery continues on the remaining state law claims against Yodlee. On October 8, 2021, Yodlee filed a motion for summary judgment, and is awaiting a schedule for the completion of briefing on this motion. Yodlee will continue to vigorously defend the claims against it.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of December 31, 2021. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

    Contingencies

Certain of the Company’s revenues are subject to sales and use taxes in certain jurisdictions where it conducts business in the United States. During 2021 and 2020, the Company estimated a sales and use tax liability of $3.2 million and $6.6 million, respectively, related to revenues in multiple jurisdictions. This amount is included in accrued expenses and other liabilities in the consolidated balance sheets.

For the years ended December 31, 2021 and 2020, the Company also estimated a sales and use tax receivable of $2.6 million and $2.1 million, respectively, related to the estimated recoverability of a portion of the liability from customers. This amount is included in prepaid expenses and other current assets in the consolidated balance sheets.

 Additional future information obtained from the applicable jurisdictions may affect the Company’s estimate of its sales and use tax liability, but such change in the estimate cannot currently be made.

22.Subsequent Events

On February 4, 2022, Envestnet and certain of its subsidiaries entered into a Third Amended and Restated Credit Agreement (the “Third Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent (the “Administrative Agent”).

The Third Credit Agreement amends and restates, in its entirety, the Second Amended and Restated Credit Agreement, dated as of July 18, 2017, as amended, by and among Company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Prior Credit Agreement”). The Third Credit Agreement amended certain provisions under the Prior Credit Agreement to, among other things, (i) extend the maturity of loans and the revolving credit commitments, (ii) reduce the interest rate payable on the loans and (iii) increase capacity and flexibility under certain of the negative covenants. The Third Credit Agreement provides, subject to certain customary conditions, for a revolving credit facility (the “Credit Facility”), in an aggregate amount of $500.0 million, with a $20.0 million sub-facility for letters of credit. The Credit Facility matures on February 4, 2027.

Outstanding loans under the Credit Facility accrue interest, at the Company's option, at a rate equal to either (i) a base rate plus an applicable margin ranging from 0.25% to 1.75% per annum or (ii) an adjusted Term SOFR rate plus an applicable margin ranging from 1.25% to 2.75% per annum, in each case based upon the total net leverage ratio, as calculated pursuant to the Credit Agreement. The undrawn portion of the revolving credit commitments under the Credit Facility is subject to a commitment fee at a rate ranging from 0.25% to 0.30% per annum, based upon the total net leverage ratio, as calculated pursuant to the Third Credit Agreement.

The obligations of Envestnet under the Credit Agreement are guaranteed by substantially all of Company's domestic subsidiaries and are secured by a first-priority lien on substantially all of the personal property (other than intellectual property) of Envestnet and the guarantors, subject to certain exclusions.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants and events of default. The covenants include certain financial covenants requiring Company to maintain compliance with (i) a quarterly maximum total net leverage ratio covenant set at 4.00 to 1.00, (ii) a quarterly minimum interest coverage ratio covenant set at 4.00 to 1.00 and (iii) a minimum liquidity covenant set at $100.0 million, which is tested as of the end of each of (x) the fourth fiscal quarter of 2022 and 2024 and (y) the first fiscal quarter of 2023 and 2025.

Proceeds under the Credit Agreement may be used to finance capital expenditures and permitted acquisitions and for working capital and other general corporate purposes.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a.  Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
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
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.
Our independent registered public accounting firm, KPMG LLP, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2021. See Part II, Item 8, “Report of Independent Registered Public Accounting Firm”.
c. Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2021 fiscal year, and is hereby incorporated by reference.
Information required by this Item relating to our executive officers and other corporate officers is included under the caption “Information about our Executive Officers” in Part I, Item 1 of this report.
We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics is posted on our website within the “Investor Relations” section. We intend to disclose any amendment to, or waiver from, a provision of this code of ethics by posting such information to our website. Information found on our website is not part of this Annual Report or any other report filed with the SEC.
Item 11.  Executive Compensation
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2021 fiscal year, and is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2021 fiscal year, and is hereby incorporated by reference. For a description of securities authorized under our equity compensation plans, please refer to our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2021 fiscal year, and is hereby incorporated by reference.

Item 14.  Principal Accounting Fees and Services
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2021 fiscal year, and is hereby incorporated by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

		Page Number in Form 10-K
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm (KPMG LLP, Denver, CO, Auditor Firm ID: 185)	63
	Consolidated Balance Sheets as of December 31, 2021 and 2020	65
	Consolidated Statements of Operations for each of the years ended December 31, 2021, 2020 and 2019	66
	Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2021, 2020, and 2019	67
	Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2021, 2020 and 2019	68
	Consolidated Statements of Cash Flows for each of the years ended December 31, 2021, 2020 and 2019	70
	Notes to Consolidated Financial Statements	72
(a)(2)	Evaluation and Qualifying Accounts
	Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the related notes.
(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 118 to 121 of this report, which is incorporated herein by reference.

Item 16. Form 10-K Summary
Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description
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

4.5
Description of Registrant’s Securities (filed as Exhibit 4.5 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).

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

10.3
Second Amendment to Technology and Services Agreement dated as of May 5, 2009 between the Company and FMR LLC (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑165717) filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.4
Third Amendment to Technology and Services Agreement dated as of November 16, 2009 between the Company and FMR LLC (filed as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑165717) filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.5
Services Agreement dated as of December 28, 2005 between Envestnet Asset Management, Inc. and Fidelity Brokerage Services LLC (filed as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑165717) filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.6
Services Agreement effective March 24, 2005 between Envestnet Asset Management, Inc. and National Financial Services, LLC (filed as Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑165717) filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.7
Services Agreement Amendment between Envestnet Asset Management, Inc. and National Financial Services, LLC dated March 2008 (filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑165717) filed with the SEC on May 6, 2010 and incorporated by reference herein).**

10.8
Envestnet, Inc. 2010 Long‑Term Incentive Plan, as amended through the Fifth Amendment (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 13, 2021 and incorporated by reference herein).*

10.9
Form of Non-Qualified Stock Option Grant Certificate under the Envestnet, Inc. 2010 Long-Term Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10‑K for the fiscal year ended December 31, 2010 filed with the SEC on March 18, 2011 and incorporated by reference herein).*

10.10
Form of Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards prior to February 2020)(filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.11
Form of Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards beginning February 2020)(filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

Exhibit No.	Description
10.12
Form of Performance-Based Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.13
Form of Annual Non-Equity Incentive Compensation Grant Certificate under the Envestnet, Inc. 2010 Long-Term Incentive Plan (filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.14
Fourth Amendment to Technology and Services Agreement, dated as of December 31, 2011, between the Company and FMR LLC (filed as Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on January 6, 2012 and incorporated by reference herein).

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
10.19
Executive Agreement, dated as of May 12, 2016 between William Crager, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein).*

10.20
Executive Agreement, dated as of May 12, 2016 between Peter D’Arrigo, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein).*

10.21	Executive Agreement, dated as of August 2, 2016 between Shelly O'Brien, the Company and Envestnet Asset Management, Inc., filed herewith. *,***
10.22
Executive Agreement, dated as of August 2, 2016 between Scott Grinis, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 4, 2016 and incorporated by reference herein.)*

10.23
Executive Agreement, dated as of June 1, 2019 between Stuart DePina, the Company and Envestnet Financial Technologies, Inc. (filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.24
Severance Agreement and General Release, dated as of October 29, 2020 between Scott Grinis and Envestnet Financial Technologies, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 30, 2020 and incorporated by reference herein).*

10.25
Form of Amendment to Executive Employment Agreements (filed as Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.26
Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 29, 2020 and incorporated by reference herein).*

10.27
Form of Restricted Stock Unit Grant Certificate under the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (filed as Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.28
Form of Performance-Based Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.29
Summary of Non-Employee Director Compensation (filed as Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.30
Second Amended and Restated Credit Agreement dated as of July 18, 2017 among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 24, 2017 and incorporated by reference herein).

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

10.33
Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 27, 2019, among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Bank of Montreal as Administrative Agent (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2019 filed with the SEC on November 8, 2019 and incorporated by reference herein).***

10.34
Third Amendment to Second Amended and Restated Credit Agreement, dated as of October 29, 2021, among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Bank of Montreal as Administrative Agent (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2021 filed with the SEC on November 9, 2021 and incorporated by reference herein).***

10.35
Third Amended and Restated Credit Agreement, dated as of February 4, 2022, by and among Envestnet, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal as Administrative Agent (filed as Exhibit 10.01 to the Company's Form 8-K filed with the SEC on February 8, 2022 and incorporated by reference herein).***

10.36
Form of Restricted Stock Unit Grant Award Agreement for Non-Employee Directors under the Envestnet, Inc. 2010 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 7, 2021 and incorporated by reference herein).*

10.37
Form of Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards granted in 2021) (filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 7, 2021 and incorporated by reference herein).*

10.38
Form of Performance-Based Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards granted in 2021) (filed as Exhibit 10.3 to the Company's Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 7, 2021 and incorporated by reference herein).*

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
****
Attached as Exhibit 101 to this Annual Report on Form 10‑K are the following materials, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Consolidated Balance Sheets as of December 31, 2021 and 2020; (iii) the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iv) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019; (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (vi) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; (vii) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: February 25, 2022	/s/ William C. Crager
William C. Crager
Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2022	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 25, 2022.

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