Form 10-Q
period 2022-03-31
ENVESTNET, INC.
filed 2022-05-06
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-34835

Envestnet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1409613
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1000 Chesterbrook Boulevard, Suite 250, Berwyn, Pennsylvania	19312
(Address of principal executive offices)	(Zip Code)
 Registrant’s telephone number, including area code:
(312) 827-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, par value $0.005 per share	ENV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of April 29, 2022, Envestnet, Inc. had 55,187,306 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$359,614	$429,279
Fees receivable, net	88,377	95,291
Prepaid expenses and other current assets	53,488	42,706
Total current assets	501,479	567,276

Property and equipment, net	62,848	50,215
Internally developed software, net	147,014	133,659
Intangible assets, net	400,876	400,396
Goodwill	925,003	925,154
Operating lease right-of-use assets, net	88,011	90,714
Other non-current assets	74,539	73,768
Total assets	$2,199,770	$2,241,182

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$201,087	$225,159
Accounts payable	18,854	19,092
Operating lease liabilities	10,439	10,999
Deferred revenue	44,427	33,473
Total current liabilities	274,807	288,723

Long-term debt	850,097	848,862
Non-current operating lease liabilities	103,332	105,920
Deferred tax liabilities, net	2,108	21,021
Other non-current liabilities	16,271	17,114
Total liabilities	1,246,615	1,281,640

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 69,432,152 and 68,879,152 shares issued as of March 31, 2022 and December 31, 2021, respectively; 55,175,096 and 54,793,088 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	347	344
Additional paid-in capital	1,153,892	1,131,628
Accumulated deficit	(51,847)	(37,988)
Treasury stock at cost, 14,257,056 and 14,086,064 shares as of March 31, 2022 and December 31, 2021, respectively	(147,566)	(134,996)
Accumulated other comprehensive loss	(3,377)	(1,899)
Total stockholders’ equity	951,449	957,089
Non-controlling interest	1,706	2,453
Total equity	953,155	959,542
Total liabilities and equity	$2,199,770	$2,241,182
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Asset-based	$202,717	$159,375
Subscription-based	114,734	109,829
Total recurring revenues	317,451	269,204
Professional services and other revenues	3,912	5,901
Total revenues	321,363	275,105

Operating expenses:
Cost of revenues	125,282	92,869
Compensation and benefits	126,849	100,714
General and administration	44,335	36,315
Depreciation and amortization	31,618	28,392
Total operating expenses	328,084	258,290

Income (loss) from operations	(6,721)	16,815
Other expense, net	(5,967)	(7,468)
Income (loss) before income tax provision (benefit)	(12,688)	9,347

Income tax provision (benefit)	2,020	(5,588)

Net income (loss)	(14,708)	14,935
Add: Net loss attributable to non-controlling interest	849	11
Net income (loss) attributable to Envestnet, Inc.	$(13,859)	$14,946

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.25)	$0.28
Diluted	$(0.25)	$0.27

Weighted average common shares outstanding:
Basic	54,903,677	54,208,469
Diluted	54,903,677	59,917,648

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss) attributable to Envestnet, Inc.	$(13,859)	$14,946
Foreign currency translation losses, net of taxes	(1,478)	(624)
Comprehensive income (loss) attributable to Envestnet, Inc.	$(15,337)	$14,322

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2021	68,879,152	$344	(14,086,064)	$(134,996)	$1,131,628	$(1,899)	$(37,988)	$2,453	$959,542
Exercise of stock options	38,681	—	—	—	658	—	—	—	658
Issuance of common stock - vesting of restricted stock units	514,319	3	—	—	—	—	—	—	3
Stock-based compensation expense	—	—	—	—	21,690	—	—	—	21,690
Shares withheld to satisfy tax withholdings	—	—	(170,992)	(12,570)	—	—	—	—	(12,570)
Foreign currency translation loss, net of taxes	—	—	—	—	—	(1,478)	—	—	(1,478)
Other	—	—	—	—	(84)	—	—	102	18
Net loss	—	—	—	—	—	—	(13,859)	(849)	(14,708)
Balance, March 31, 2022	69,432,152	$347	(14,257,056)	$(147,566)	$1,153,892	$(3,377)	$(51,847)	$1,706	$953,155

Balance, December 31, 2020	67,832,706	$339	(13,739,171)	$(110,466)	$1,166,774	$(398)	$(79,912)	$(519)	$975,818
Adoption of ASU 2020-06, net of taxes of $7,641	—	—	—	—	(108,470)	—	28,628	—	(79,842)
Exercise of stock options	27,043	—	—	—	522	—	—	—	522
Issuance of common stock - vesting of restricted stock units	455,349	2	—	—	—	—	—	—	2
Stock-based compensation expense	—	—	—	—	14,013	—	—	—	14,013
Shares withheld to satisfy tax withholdings	—	—	(147,041)	(9,541)	—	—	—	—	(9,541)
Share repurchase	—	—	(24,227)	(1,672)	—	—	—	—	(1,672)
Foreign currency translation loss, net of taxes	—	—	—	—	—	(624)	—	—	(624)
Other	—	—	—	—	—	—	—	118	118
Net income (loss)	—	—	—	—	—	—	14,946	(11)	14,935
Balance, March 31, 2021	68,315,098	$341	(13,910,439)	$(121,679)	$1,072,839	$(1,022)	$(36,338)	$(412)	$913,729

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(14,708)	$14,935
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,618	28,392
Provision for doubtful accounts	(1,747)	298
Deferred income taxes	(18,955)	(3,581)
Non-cash compensation expense	21,814	14,137
Non-cash interest expense	2,599	2,015
Accretion on contingent consideration and purchase liability	—	388
Fair market value adjustment to contingent consideration liability	—	(140)
Loss allocations from equity method investments	1,545	3,288
Other	(59)	165
Changes in operating assets and liabilities:
Fees receivable, net	8,661	473
Prepaid expenses and other current assets	(8,377)	1,756
Other non-current assets	(1,114)	3,093
Accrued expenses and other liabilities	(27,320)	(28,668)
Accounts payable	(432)	6,444
Deferred revenue	11,097	7,882
Other non-current liabilities	(1,361)	(1,068)
Net cash provided by operating activities	3,261	49,809

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,896)	(7,062)
Capitalization of internally developed software	(21,671)	(15,058)
Acquisition of proprietary technology	(15,000)	(25,517)
Investments in private companies	(3,000)	(2,538)
Other	(2,500)	—
Net cash used in investing activities	(46,067)	(50,175)

-continued-

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	658	522
Taxes paid in lieu of shares issued for stock-based compensation	(12,570)	(9,541)
Finance lease payments	(12,454)	—
Revolving credit facility issuance costs	(1,869)	—
Share repurchases	—	(1,672)
Payments of contingent consideration	—	(1,000)
Other	3	(479)
Net cash used in financing activities	(26,232)	(12,170)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(627)	(52)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(69,665)	(12,588)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	429,428	384,714

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$359,763	$372,126

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$716	$1,879
Supplemental disclosure of cash flow information - cash paid during the period for interest	2,254	2,200

Supplemental disclosure of non-cash operating, investing and financing activities:
Fixed assets acquired through finance lease	12,454	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,883	1,129
Internally developed software costs included in accrued expenses and other liabilities	178	—
Membership interest liabilities included in other non-current liabilities	124	124
Leasehold improvements funded by lease incentive	—	127

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization and Description of Business

Envestnet, Inc. (“Envestnet”) through its subsidiaries (collectively, the “Company”) is transforming the way financial advice and insight are delivered. Its mission is to empower financial advisors and service providers with innovative technology, solutions and intelligence. Envestnet has been a leader in helping transform wealth management, working towards its goal of expanding a holistic financial wellness ecosystem so that our clients can deliver an intelligent financial life to their clients.

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 14—Segment Information” to the condensed consolidated financial statements.

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2021 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2022 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. References to GAAP in these notes are to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™, sometimes referred to as the codification or “ASC.” These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	March 31,	March 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$359,614	$371,977
Restricted cash included in prepaid expenses and other current assets	149	—
Restricted cash included in other non-current assets	—	149
Total cash, cash equivalents and restricted cash	$359,763	$372,126

Russia and Ukraine Conflict

In February 2022, military conflict escalated between Russia and Ukraine which continues as of the date of this quarterly report. The uncertainty over the extent and duration of the ongoing conflict continues to cause disruptions to businesses and markets worldwide. The extent of the effect on the Company’s financial performance will continue to depend on future developments, including the extent and duration of the conflict, economic sanctions imposed, further governmental and private sector responses and the timing and extent normal economic conditions resume, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the overall financial effect of the conflict at this time, as the conflict continues, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. As of March 31, 2022, these condensed consolidated financial statements do not reflect any adjustments as a result of the conflict.

Related Party Transactions

The Company has a 4.4% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenues from the private services company totaled $4.7 million and $3.8 million in the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company recorded a net receivable of $2.9 million and $3.0 million, respectively, from the private services company.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements— In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805).” This update amends Topic 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities in accordance with ASC 606. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2022. Early adoption of the standard is permitted. The amendment is to be applied prospectively to business combinations occurring on or after the effective date of the amendment. The Company adopted this standard as of January 1, 2022. Adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
3.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Prepaid technology	$22,227	$15,415
Non-income tax receivables	5,986	7,013
Advisor Summit prepayments and deposits	4,856	1,057
Escrow for acquisition	2,951	2,951
Prepaid insurance	2,584	2,234
Loan to equity method investee	2,560	—
Other	12,324	14,036
Total prepaid expenses and other current assets	$53,488	$42,706

4.Property and Equipment, Net

Property and equipment, net consisted of the following:

		March 31,	December 31,
	Estimated Useful Life	2022	2021

		(in thousands)
Cost:
Computer equipment and software	3 years	$73,142	$72,289
Leasehold improvements	Shorter of the lease term or useful life of the asset	43,970	43,544
Leased data servers	3 years	13,044	590
Office furniture and fixtures	3-7 years	12,286	12,214
Office equipment and other	3-5 years	8,193	7,973
Building and building improvements	7-39 years	2,729	2,729
Land	Not applicable	940	940
		154,304	140,279
Less: accumulated depreciation and amortization		(91,456)	(90,064)
Total property and equipment, net		$62,848	$50,215

During the three months ended March 31, 2022, the Company entered into an arrangement with a third party cloud service provider for the use of dedicated servers to migrate its infrastructure to the cloud. As the terms of the arrangement convey a finance lease under FASB Topic 842 - Leases (“ASC 842”), the Company accounts for those dedicated servers as leased assets when the lease term commences. The Company accounts for each lease and any non-lease components associated with that lease as a single lease component for all asset classes. The leased dedicated servers are presented as a component of property and equipment, net in the condensed consolidated balance sheets as of March 31, 2022. To take advantage of the favorable savings programs offered by the cloud service provider, the Company prepaid the lease payments and therefore does not have a lease liability recorded for the leased assets. Gross property and equipment under finance leases as of March 31, 2022 was $13.0 million with accumulated depreciation of $1.1 million. Finance lease activity as of and for the year ended December 31, 2021 was not material.

During the three months ended March 31, 2022 and 2021, the Company retired property and equipment that was no longer in service with historical costs of $4.0 million and $3.1 million, respectively. Retirements within each segment were immaterial.

Gains and losses on asset retirements during the three months ended March 31, 2022 and 2021 were not material.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Depreciation and amortization expense was as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Depreciation and amortization expense	$5,604	$5,643

5.Internally Developed Software

Internally developed software, net consisted of the following:

		March 31,	December 31,
	Estimated Useful Life	2022	2021

		(in thousands)
Internally developed software	5 years	$247,229	$225,380
Less: accumulated amortization		(100,215)	(91,721)
Internally developed software, net		$147,014	$133,659

Amortization expense was as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Amortization expense	$8,494	$6,271

6.Intangible Assets, Net

Procurement of Technology Solutions

On June 21, 2021, the Company entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $18.0 million, including an advance of $3.0 million. The Company closed the transaction and paid the remaining $15.0 million in February 2022. This proprietary technology asset has been integrated into the Envestnet Data & Analytics segment and is being amortized over an estimated useful life of five years. In addition, the agreement includes an earn-out payment of $10.0 million based upon the achievement of certain target metrics within five years after the date of the Company’s launch of the technology solutions. The parties have agreed to renegotiate the terms of the earn-out payment.

Intangible assets, net consisted of the following:

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)
Customer lists	$590,080	$(252,313)	$337,767	$590,080	$(241,189)	$348,891
Proprietary technologies	103,324	(48,168)	55,156	85,324	(43,004)	42,320
Trade names	33,700	(25,747)	7,953	33,700	(24,515)	9,185
Total intangible assets	$727,104	$(326,228)	$400,876	$709,104	$(308,708)	$400,396

There were no material retirements of intangible assets during the three months ended March 31, 2022 and 2021.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Amortization expense was as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Amortization expense	$17,520	$16,478

7.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Accrued investment manager fees	$100,566	$95,858
Accrued compensation and related taxes	51,898	97,523
Income tax payables	19,147	—
Accrued professional services	5,620	7,746
Accrued technology	7,483	8,951
Non-income tax payables	4,154	4,907
Other accrued expenses	12,219	10,174
Total accrued expenses and other liabilities	$201,087	$225,159

8.Debt

The Company’s outstanding debt obligations as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Revolving credit facility balance	$—	$—

Convertible Notes due 2023	$345,000	$345,000
Unamortized issuance costs on Convertible Notes due 2023	(2,463)	(2,979)
Convertible Notes due 2023 carrying value	$342,537	$342,021

Convertible Notes due 2025	$517,500	$517,500
Unamortized issuance costs on Convertible Notes due 2025	(9,940)	(10,659)
Convertible Notes due 2025 carrying value	$507,560	$506,841

Third Credit Agreement

On February 4, 2022, the Company entered into a Third Amended and Restated Credit Agreement (the “Third Credit Agreement”) with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent. The Third Credit Agreement amends and restates, in its entirety, the Company's prior credit agreement. In connection with entering into the Third Credit Agreement, the Company capitalized an additional $1.9 million of deferred financing charges to Other non-current assets on the condensed consolidated balance sheets and wrote off $0.6 million of pre-existing finance charges to Other expense, net on the condensed consolidated statements of operations.

Pursuant to the Third Credit Agreement, the Banks have agreed to provide the Company with a revolving credit facility of $500.0 million (the “Revolving Credit Facility”). The Third Credit Agreement also includes a $20.0 million sub-facility for the issuances of letters of credit. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Revolving Credit Facility.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Obligations under the Third Credit Agreement are guaranteed by substantially all of Envestnet’s U.S. subsidiaries and are secured by a first-priority lien on substantially all of the personal property (other than intellectual property) of Envestnet and the guarantors, subject to certain exclusions. Obligations under the Third Credit Agreement are secured by substantially all of the Company’s domestic assets and the Company’s pledge of 66% of the voting equity and 100% of the non-voting equity of certain of its first-tier foreign subsidiaries. Proceeds under the Third Credit Agreement may be used to finance capital expenditures and permitted acquisitions and for working capital and general corporate purposes.

In the event the Company has borrowings under the Third Credit Agreement, at the Company's option, it will pay interest on these borrowings at a rate equal to either (i) a base rate plus an applicable margin ranging from 0.25% to 1.75% per annum or (ii) an adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 1.25% to 2.75% per annum, in each case based upon the total net leverage ratio, as calculated pursuant to the Credit Agreement. Any borrowings under the Third Credit Agreement will mature on February 4, 2027. There is also a commitment fee at a rate ranging from 0.25% to 0.30% per annum based upon the total net leverage ratio.

As of March 31, 2022, debt issuance costs related to the Third Credit Agreement are presented in prepaid expenses and other non-current assets in the condensed consolidated balance sheets which have outstanding amounts of $0.7 million and $2.7 million, respectively.

The Third Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum total leverage ratio, a minimum interest coverage ratio and a minimum liquidity covenant. The Company was in compliance with these financial covenants as of March 31, 2022.

As of March 31, 2022, the Company had all $500.0 million available to borrow under the revolving Credit Facility, subject to covenant compliance.

Convertible Notes due 2023

In May 2018, the Company issued $345.0 million of Convertible Notes due 2023 that mature on June 1, 2023. The Convertible Notes due 2023 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year. The Convertible Notes due 2023 are general unsecured obligations, subordinated in right of payment to the Company's obligations under its Credit Agreement.

The effective interest rate of the Convertible Notes due 2023 was approximately 2.4% for the three months ended March 31, 2022 and 2021. The effective interest rate of the Convertible Notes due 2023 is equal to the stated interest rate plus the amortization of the debt issuance costs.

Convertible Notes due 2025

In August 2020, the Company issued $517.5 million of Convertible Notes due 2025 that mature on August 15, 2025. The Convertible Notes due 2025 bear interest at a rate of 0.75% per annum payable semiannually in arrears on February 15 and August 15 of each year. The Convertible Notes due 2025 are general unsecured obligations, subordinated in right of payment to the Company's obligations under its Credit Agreement.

The effective interest rate of the Convertible Notes due 2025 was approximately 1.3% for the three months ended March 31, 2022 and 2021. The effective interest rate of the Convertible Notes due 2025 was equal to the stated interest rate plus the amortization of the debt issuance costs.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Interest Expense

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Coupon interest	$2,480	$2,479
Amortization of issuance costs	2,060	1,423
Undrawn and other fees	313	313
Total interest expense	$4,853	$4,215

For each of the three months ended March 31, 2022 and 2021, total interest expense related to the Convertible Notes due 2023 and the Convertible Notes due 2025 (collectively, the "Convertible Notes") was $3.7 million with coupon interest expense of $2.5 million and amortization of debt discount and issuance costs of $1.2 million.

9.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, based on the three-tier fair value hierarchy, as defined in ASC 820, “Fair Value Measurements and Disclosures”:

	March 31, 2022
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$2,946	$2,946	$—	$—
Assets to fund deferred compensation liability	11,201	—	—	11,201
Total assets	$14,147	$2,946	$—	$11,201
Liabilities:
Contingent consideration	$750	$—	$—	$750
Deferred compensation liability	9,515	9,515	—	—
Total liabilities	$10,265	$9,515	$—	$750

	December 31, 2021
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$2,684	$2,684	$—	$—
Assets to fund deferred compensation liability	11,140	—	—	11,140
Total assets	$13,824	$2,684	$—	$11,140
Liabilities:
Contingent consideration	$743	$—	$—	$743
Deferred compensation liability	10,418	10,418	—	—
Total liabilities	$11,161	$10,418	$—	$743

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the three months ended March 31, 2022.

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

The Company will continue to reassess the fair values of the contingent consideration liabilities at each reporting date until settlement. Changes to these estimated fair values will be recognized in the Company's earnings and included in general and administration expenses in the condensed consolidated statements of operations. The Company had contingent consideration liabilities of $0.8 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively, which are recorded as a component of Accrued expenses and other liabilities on the condensed consolidated balance sheets.

Fair Value of Deferred Compensation Liability

The table below presents a reconciliation of the assets used to fund the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2021 to March 31, 2022:

Fair Value of Assets to Fund Deferred Compensation Liability
(in thousands)
Balance at December 31, 2021	$11,140
Contributions	649
Fair value adjustments	(588)
Balance at March 31, 2022	$11,201

The fair market value of the assets used to fund the Company's deferred compensation liability is based upon the cash surrender value of the Company's life insurance premiums. The value of the assets used to fund the Company's deferred compensation liability, which are included in other non-current assets in the condensed consolidated balance sheets, increased due to funding of the plan despite net losses on the underlying investment vehicles. These losses are recognized in the Company's earnings and included in general and administration expenses in the condensed consolidated statements of operations.

Fair Value of Debt Agreements

The Company considered its Convertible Notes to be Level II liabilities at March 31, 2022 and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on March 31, 2022 (See “Note 8—Debt”).

As of March 31, 2022, the carrying value of the Convertible Notes due 2023 equaled $342.5 million and represented the aggregate principal amount outstanding less the unamortized debt issuance costs. As of December 31, 2021, the carrying value of the Convertible Notes due 2023 equaled $342.0 million and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Convertible Notes due 2023 was $418.3 million and $439.9 million, respectively.

As of March 31, 2022, the carrying value of the Convertible Notes due 2025 equaled $507.6 million and represented the aggregate principal amount outstanding less the unamortized debt issuance costs. As of December 31, 2021, the carrying value of the Convertible Notes due 2025 equaled $506.8 million and represented the aggregate principal amount outstanding less the unamortized discount and debt issuance costs. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Convertible Notes due 2025 was $505.9 million and $526.1 million, respectively.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Fair Value of Other Financial Assets and Liabilities

The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2022 and December 31, 2021 based upon the short-term nature of these assets and liabilities.

10.Revenues and Cost of Revenues

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended March 31,
	2022			2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated

	(in thousands)
Revenues:
Asset-based	$202,717	$—	$202,717	$159,375	$—	$159,375
Subscription-based	68,537	46,197	114,734	64,012	45,817	109,829
Total recurring revenues	271,254	46,197	317,451	223,387	45,817	269,204
Professional services and other revenues	2,314	1,598	3,912	3,023	2,878	5,901
Total revenues	$273,568	$47,795	$321,363	$226,410	$48,695	$275,105

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
United States	$316,729	$270,072
International	4,634	5,033
Total revenues	$321,363	$275,105

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future as of March 31, 2022:

Years ending December 31,	(in thousands)
Remainder of 2022	$201,257
2023	178,329
2024	102,504
2025	57,142
2026	29,564
Thereafter	6,878
Total	$575,674

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

Contract Balances

Total deferred revenue as of March 31, 2022 increased by $11.1 million from December 31, 2021, primarily the result of revenue growth, timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $15.9 million and $16.9 million for the three months ended March 31, 2022 and 2021, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $11.6 million and $11.8 million as of March 31, 2022 and December 31, 2021, respectively. Amortization expense for the deferred sales incentive compensation was $1.1 million for the three months ended March 31, 2022 and 2021. Deferred sales incentive compensation is included in other non-current assets on the condensed consolidated balance sheets and amortization expense is included in compensation and benefits expenses on the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the periods.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses in the condensed consolidated statements of operations.

Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Asset-based	$117,428	$86,190
Subscription-based	7,811	6,604
Professional services and other	43	75
Total cost of revenues	$125,282	$92,869

11.Stock-Based Compensation

The Company has stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”).

As of March 31, 2022, the maximum number of common shares available for future issuance under the Company’s plans is 2,423,500.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Stock-based compensation expense	$21,690	$14,013
Tax effect on stock-based compensation expense	(5,531)	(3,573)
Net effect on income	$16,159	$10,440

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the three months ended March 31, 2022 and 2021.

Stock Options

The Company did not grant any stock options in the three months ended March 31, 2021 or 2022. The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2021	365,241	$38.61	3.3	$14,878
Exercised	(38,681)	17.02
Forfeited	(260)	74.83
Outstanding as of March 31, 2022	326,300	41.14	3.4	10,869
Options exercisable	321,779	$40.66	3.3	$10,869

Exercise prices of stock options outstanding as of March 31, 2022 range from $15.34 to $74.83. At March 31, 2022, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.3 years.

Restricted Stock Units

The Company has granted restricted stock units and performance-based stock units to employees that are unvested. Performance-based stock units vest upon the achievement of certain pre-established business and financial metrics as well as a subsequent service condition. The business and financial metrics governing the vesting of these performance-based stock units provide thresholds that dictate the number of shares to vest upon each evaluation date, which range from 0% to 150%. If these metrics are achieved, as defined in the individual grant terms, these shares would cliff vest three years from the grant date.

The following is a summary of the activity for unvested restricted stock units and performance stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	1,507,424	$71.50	359,184	$73.64
Granted	1,266,891	74.76	75,025	82.96
Vested	(458,869)	69.91	(55,450)	67.46
Forfeited	(51,484)	72.04	(1,359)	75.67
Outstanding as of March 31, 2022	2,263,962	73.63	377,400	76.39

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
At March 31, 2022, there was $157.6 million of unrecognized stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted-average period of 2.3 years. At March 31, 2022, there was $16.2 million of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units, which the Company expects to recognize over a weighted-average period of 1.9 years.

12. Income Taxes

The following table includes the Company’s income (loss) before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except for effective tax rate)
Income (loss) before income tax provision (benefit)	$(12,688)	$9,347
Income tax provision (benefit)	2,020	(5,588)
Effective tax rate	(15.9)%	(59.8)%

For the three months ended March 31, 2022, the Company's quarterly provision for income taxes is calculated by applying a projected annual effective tax rate ("ETR"), calculated separately for the US and each foreign entity, to ordinary pre-tax book income.

For the three months ended March 31, 2022, the Company’s effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state research and development ("R&D") credits and the windfall from stock-based compensation.

For the three months ended March 31, 2021, the Company's effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets, permanent book-tax differences and the impact of state and local taxes offset by federal and state R&D credits.

13.Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, common warrants, restricted stock awards and restricted stock units and convertible notes, if dilutive, using either the treasury method or if-converted method as appropriate.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except share and per share data)
Net income (loss) attributable to Envestnet, Inc. (a)	$(13,859)	$14,946
Interest on dilutive Convertible Notes due 2025, net of tax	—	1,252
Net income (loss) attributable to Envestnet, Inc - Diluted (b)	$(13,859)	$16,198

Weighted-average common shares outstanding:
Basic (c)	54,903,677	54,208,469
Effect of dilutive shares:
Options to purchase common stock	—	222,387
Unvested restricted stock units	—	562,606
Convertible Notes	—	4,848,044
Warrants	—	76,142
Diluted (d)	54,903,677	59,917,648

Net income (loss) per share attributable to Envestnet, Inc common stock:
Basic (a/c)	$(0.25)	$0.28
Diluted (b/d)	$(0.25)	$0.27
Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Options to purchase common stock	326,300	—
Unvested RSUs and PSUs	2,641,362	—
Warrants	470,000	—
Convertible Notes	9,898,549	5,050,505
Total anti-dilutive securities	13,336,211	5,050,505

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses may include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the three months ended March 31, 2022 and 2021.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
See “Note 10—Revenues and Cost of Revenues” for detail of revenues by segment.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Envestnet Wealth Solutions	$25,269	$34,197
Envestnet Data & Analytics	(5,587)	1,289
Nonsegment operating expenses	(26,403)	(18,671)
Income (loss) from operations	(6,721)	16,815
Other expense, net	(5,967)	(7,468)
Consolidated income (loss) before income tax benefit	(12,688)	9,347
Income tax provision (benefit)	2,020	(5,588)
Consolidated net income (loss)	(14,708)	14,935
Add: Net loss attributable to non-controlling interest	849	11
Consolidated net income (loss) attributable to Envestnet, Inc.	$(13,859)	$14,946

A summary of consolidated total assets follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Envestnet Wealth Solutions	$1,658,134	$1,720,779
Envestnet Data & Analytics	541,636	520,403
Consolidated total assets	$2,199,770	$2,241,182

15.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	March 31,	December 31,
	2022	2021

	(in thousands)
United States	$206,961	$180,680
India	2,681	2,923
Other	220	271
Total long-lived assets, net	$209,862	$183,874

See “Note 10—Revenues and Cost of Revenues” for detail of revenues by geographic area.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
16.Commitments

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2022. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

17.Subsequent Events

Procurement of Technology Solutions

On April 1, 2022, the Company entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $9.0 million, including an advance of $4.0 million.

Office Closures

In April 2022, in response to changing needs and an increase in employees working remotely, the Company decided to close three offices in the United States. The Company is currently exploring alternative uses for these properties, including sublease options. As a result, the Company is currently unable to provide a reasonable estimate of the amount of costs it may write off in connection with these closures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Unless otherwise indicated, the terms “Envestnet,” the “Company,” “we,” “us” and “our” refer to Envestnet, Inc. and its subsidiaries as a whole.

This quarterly report on Form 10-Q for the quarter ended March 31, 2022 ("Quarterly Report") contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. The potential risks, uncertainties and other factors that could cause actual results to differ from those expressed by the forward-looking statements in this Quarterly Report include, but are not limited to,

•a pandemic or health crisis, including the Coronavirus Disease 2019 (“COVID-19”) pandemic;
•the conflict between Russia and Ukraine including related sanctions, and their impact on the global economy and capital markets;
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

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in Part I, Item 1A.“Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”); accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this Quarterly Report and the 2021 Form 10-K completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis should also be read along with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and the consolidated financial statements and related notes included in our 2021 Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Overview

Envestnet, through its subsidiaries, is transforming the way financial advice and insight are delivered. Our mission is to empower financial advisors and service providers with innovative technology, solutions and intelligence. Envestnet has been a leader in helping transform wealth management, working towards our goal of expanding a holistic financial wellness ecosystem so that our clients can deliver an intelligent financial life to their clients ("Intelligent Financial Life").

More than 6,500 companies, including 16 of the 20 largest U.S. banks, 47 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIAs”), and hundreds of FinTech companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting technology, solutions and data, delivering better intelligence and enabling its customers to drive better outcomes.

Envestnet, a Delaware corporation originally founded in 1999, serves clients from its headquarters based in Berwyn, Pennsylvania as well as other locations throughout the United States, India and other international locations.

We also operate five registered investment advisers (“RIAs”) registered with the U.S. Securities and Exchange Commission (“SEC”). We believe that our business model results in a high degree of recurring and predictable financial results.

Recent Developments

Russia and Ukraine Conflict

In February 2022, military conflict escalated between Russia and Ukraine which continues as of the date of this quarterly report. The uncertainty over the extent and duration of the ongoing conflict continues to cause disruptions to businesses and markets worldwide. The extent of the effect on our financial performance will continue to depend on future developments, including the extent and duration of the conflict, economic sanctions imposed, further governmental and private sector responses and the timing and extent normal economic conditions resume, all of which are uncertain and difficult to predict. Although we are unable to estimate the overall financial effect of the conflict at this time, as the conflict continues, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. As of March 31, 2022, these condensed consolidated financial statements do not reflect any adjustments as a result of the conflict.

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

The Credit Facility matures on February 4, 2027.

Outstanding loans under the Credit Facility accrue interest, at Envestnet’s option, at a rate equal to either (i) a base rate plus an applicable margin ranging from 0.25% to 1.75% per annum or (ii) an adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 1.25% to 2.75% per annum, based upon the total net leverage ratio, as calculated pursuant to the Third Credit Agreement. The undrawn portion of the commitments under the Credit Facility is subject to a commitment fee at a rate ranging from 0.25% to 0.30% per annum, based upon the total net leverage ratio as calculated pursuant to the Credit Agreement.

The obligations of Envestnet under the Third Credit Agreement are guaranteed by substantially all of Envestnet’s domestic subsidiaries and are secured by a first-priority lien on substantially all of the personal property (other than intellectual property) of Envestnet and the guarantors, subject to certain exclusions.

In connection with entering the Third Credit Agreement, we capitalized $1.9 million of new issuance costs and wrote off $0.6 million of existing deferred financing charges.

Accelerated Investment Plan

In February 2021, we announced that we would be accelerating our investment in our ecosystem, to fulfill our strategy of:

•Capturing more of the addressable market;
•Modernizing the digital engagement marketplace; and
•Opening the platform.

We expect to incur an additional $35 to $40 million over the remainder of 2022 as we continue to invest in our ecosystem. The majority of these charges will be recorded to compensation and benefits expense in our condensed consolidated statement of operations. For the three months ended March 31, 2022, we recorded approximately $11 million of compensation and benefit expense related to this plan.

Procurement of Technology Solutions

On April 1, 2022, we entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $9.0 million, including an advance of $4.0 million.

Office Closures

In April 2022, in response to changing needs and an increase in employees working remotely, we decided to close three offices in the United States. We are currently exploring alternative uses for these properties, including sublease options. As a result, we are currently unable to provide a reasonable estimate of the amount of costs it may write off in connection with these closures.

Segments

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in Part I, Item 1, “Note 14—Segment Information” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report. Our business segments are as follows:

•Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions to enable them to deliver an Intelligent Financial Life to their clients.

•Envestnet Data & Analytics – a leading data aggregation and data intelligence platform powering dynamic, cloud-based innovation for digital financial services.

Envestnet Wealth Solutions Segment

Envestnet Wealth Solutions empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients, enabling them to deliver an Intelligent Financial Life to their clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By March 31, 2022, Envestnet’s platform assets grew to more than $5.5 trillion in approximately 18 million accounts overseen by more than 106,000 advisors.

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

•Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include more than 4,900 vetted third party managed account products, multi-manager portfolios, and fund strategist portfolios, as well as approximately 900 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2021	2021	2021	2021	2022(1)

	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$286,039	$315,422	$327,279	$362,038	$361,251
Assets under Administration (“AUA”)	408,858	426,416	431,040	456,316	432,141
Total AUM/A	694,897	741,838	758,319	818,354	793,392
Subscription	4,132,917	4,447,733	4,670,827	4,901,662	4,736,537
Total Platform Assets	$4,827,814	$5,189,571	$5,429,146	$5,720,016	$5,529,929
Platform Accounts
AUM	1,138,183	1,209,761	1,276,066	1,345,274	1,459,093
AUA	1,192,668	1,163,991	1,193,069	1,217,076	1,186,180
Total AUM/A	2,330,851	2,373,752	2,469,135	2,562,350	2,645,273
Subscription	11,453,434	11,712,573	14,810,664	14,986,531	15,151,569
Total Platform Accounts	13,784,285	14,086,325	17,279,799	17,548,881	17,796,842
Advisors
AUM/A	41,177	41,259	41,696	39,735	39,800
Subscription	65,724	66,597	66,489	68,808	67,168
Total Advisors	106,901	107,856	108,185	108,543	106,968
(1) Certain assets and accounts have been reclassified from AUA to AUM to better reflect the nature of the services provided to certain customers.

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended March 31, 2022
	As of	Gross		Net	Market		As of
	12/31/2021	Sales	Redemptions	Flows	Impact	Reclassification(1)	3/31/2022

	(in millions, except account data)
AUM	$362,038	$28,699	$(15,967)	$12,732	$(22,240)	$8,721	$361,251
AUA	456,316	28,341	(19,912)	8,429	(23,883)	(8,721)	432,141
Total AUM/A	$818,354	$57,040	$(35,879)	$21,161	$(46,123)	$—	$793,392
Fee-Based Accounts	2,562,350			82,923		—	2,645,273
(1) Certain assets have been reclassified from AUA to AUM to better reflect the nature of the services provided to certain customers.

The above AUM/A gross sales figures include $9.1 billion in new client conversions. We onboarded an additional $32.8 billion in subscription conversions during the three months ended March 31, 2022 bringing total conversions for the three months ended March 31, 2022 to $41.9 billion.

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
Approximately 1,600 financial institutions, financial technology innovators and financial advisory firms, including 13 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for approximately 31 million paid subscribers.

Envestnet Data & Analytics serves two main customer groups: financial institutions (“FI”) and financial technology innovators, which we refer to as Yodlee Interactive (“YI”) customers.
•The Financial Institutions group provides customers with secure access to open APIs, end-user facing applications powered by our platform and APIs (“FinApps”), and reports. Customers receive end-user permissioned transaction data elements that we aggregate and cleanse. Envestnet Data & Analytics also enables customers to develop their own applications through its open APIs, which deliver secure data, payments solutions, and other functionality. FinApps can be subscribed to individually or in combinations that include personal financial management, wealth management, credit card, payments and small-medium business solutions. They are targeted at the retail banking, wealth management, small business, credit card, lenders, and other financial services sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. For example, Envestnet Yodlee Expense and Income Analysis FinApp helps consumers track their spending.

•The Yodlee Interactive group enables customers to develop new applications and enhance existing solutions. These customers operate in a number of sub-vertical markets, including FinTech, wealth management, personal financial management, small business accounting, small business lending and authentication. They use the Envestnet Yodlee platform to build solutions that leverage our open APIs and provide access to a large end user base. In addition to aggregated transaction-level account data elements, we provide YI customers with secure access to account aggregation, account verification, and enriched transaction data via our APIs. We play a critical role in transferring innovation from financial technology innovators to financial institutions. For example, YI customers use Envestnet Yodlee applications to provide personalized financial management, planning and advisory services; e-commerce payment solutions; online accounting systems for small businesses; and other services.

Both FI and YI channels benefit customers by improving end-user satisfaction and retention, accelerating speed to market, creating technology savings and enhancing their data analytics solutions and market research capabilities. End users receive better access to their financial information and more control over their finances, leading to more informed and personalized decision making. For customers who are members of the developer community, Envestnet Yodlee solutions provide access to critical data solutions, faster speed to market and enhanced distribution.
We believe that our brand recognition, innovative technology and intellectual property, large customer base, and unique data gathering and enrichment provide us with competitive advantages that have enabled us to grow.
Operational Highlights

Asset-based recurring revenues increased 27% from $159.4 million in the three months ended March 31, 2021 to $202.7 million in the three months ended March 31, 2022. Subscription-based recurring revenues increased 4% from $109.8 million in the three months ended March 31, 2021 to $114.7 million in the three months ended March 31, 2022. Total revenues, which also includes professional services and other revenues, increased 17% from $275.1 million in the three months ended March 31, 2021 to $321.4 million in the three months ended March 31, 2022.

The Envestnet Wealth Solutions segment's total revenues increased 21% from $226.4 million in the three months ended March 31, 2021 to $273.6 million in the three months ended March 31, 2022 primarily due to an increase in asset-based revenues of $43.3 million and an increase in subscription-based revenues of $4.5 million. The Envestnet Data & Analytics segment's total revenues decreased 2% from $48.7 million in the three months ended March 31, 2021 to $47.8 million in the three months ended March 31, 2022 primarily due to a decrease in professional services and other revenues of $1.3 million, partially offset by an increase in subscription-based revenues of $0.4 million.

Net loss attributable to Envestnet, Inc. for the three months ended March 31, 2022 was $13.9 million, or $0.25 per diluted share, compared to net income attributable to Envestnet, Inc. of $14.9 million, or $0.27 per diluted share, for the three months ended March 31, 2021.

Adjusted revenues for the three months ended March 31, 2022 were $321.4 million, compared to adjusted revenues of $275.2 million in the prior year period. Adjusted EBITDA for the three months ended March 31, 2022 was $55.7 million, compared to adjusted EBITDA of $68.3 million in the prior year period. Adjusted net income for the three months ended March 31, 2022 was $31.0 million, or $0.47 per diluted share, compared to adjusted net income of $41.9 million, or $0.64 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of our non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended
	March 31,		Percent
	2022	2021	Change

	(in thousands)
Revenues:
Asset-based	$202,717	$159,375	27%
Subscription-based	114,734	109,829	4%
Total recurring revenues	317,451	269,204	18%
Professional services and other revenues	3,912	5,901	(34)%
Total revenues	321,363	275,105	17%
Operating expenses:
Cost of revenues	125,282	92,869	35%
Compensation and benefits	126,849	100,714	26%
General and administration	44,335	36,315	22%
Depreciation and amortization	31,618	28,392	11%
Total operating expenses	328,084	258,290	27%
Income (loss) from operations	(6,721)	16,815	(140)%
Other expense, net	(5,967)	(7,468)	(20)%
Income (loss) before income tax provision (benefit)	(12,688)	9,347	*
Income tax provision (benefit)	2,020	(5,588)	(136)%
Net income (loss)	(14,708)	14,935	*
Add: Net loss attributable to non-controlling interest	849	11	*
Net income (loss) attributable to Envestnet, Inc.	$(13,859)	$14,946	*
*Not meaningful.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Asset-based recurring revenues

Asset-based recurring revenues increased 27% from $159.4 million in the three months ended March 31, 2021 to $202.7 million in the three months ended March 31, 2022. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, the impact of new account growth and positive net flows of AUM/A in the first three months of 2022.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 41,000 as of March 31, 2021 to approximately 40,000 as of March 31, 2022, and the number of AUM/A client accounts increased from approximately 2.3 million as of March 31, 2021 to approximately 2.6 million as of March 31, 2022.

Asset-based recurring revenues increased from 58% of total revenue in the three months ended March 31, 2021 to 63% of total revenue in the three months ended March 31, 2022, primarily due to a higher increase in asset-based recurring revenues as compared to subscription-based recurring revenues.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 4% from $109.8 million in the three months ended March 31, 2021 to $114.7 million in the three months ended March 31, 2022. This increase was primarily due to an increase of $4.5 million in the Envestnet Wealth Solutions segment and an increase of $0.4 million in the Envestnet Data & Analytics segment, both of which can be attributed to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues decreased 34% from $5.9 million in the three months ended March 31, 2021 to $3.9 million in the three months ended March 31, 2022. The decrease was due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 35% from $92.9 million in the three months ended March 31, 2021 to $125.3 million in the three months ended March 31, 2022. The increase was primarily due to an increase in asset-based cost of revenues of $31.2 million, which directly correlates with the increase to asset-based recurring revenues during the period. As a percentage of total revenues, cost of revenues increased from 34% in the three months ended March 31, 2021 to 39% in three months ended March 31, 2022, primarily due to shifts in pricing and product mix for asset-based revenues in the Envestnet Wealth Solutions segment and costs incurred to migrate the Company's hosting platforms to a third-party cloud server solution in the Envestnet Data & Analytics segment.

Compensation and benefits

Compensation and benefits increased 26% from $100.7 million in the three months ended March 31, 2021 to $126.8 million in the three months ended March 31, 2022. The increase is comprised of increases in salaries, benefits and related payroll taxes of $16.2 million, non-cash compensation expense of $7.7 million, miscellaneous employee expenses of $1.1 million and other immaterial increases within compensation and benefit accounts. These increases were partially offset by a decrease in severance expense of $1.8 million. As a percentage of total revenues, compensation and benefits increased from 37% in the three months ended March 31, 2021 to 39% in the three months ended March 31, 2022.

General and administration

General and administration expenses increased 22% from $36.3 million in the three months ended March 31, 2021 to $44.3 million in the three months ended March 31, 2022. The increase was primarily due to increases in software and maintenance charges of $3.5 million, miscellaneous general and administration expense of $1.8 million, marketing expense of $1.6 million, litigation and regulatory related expenses of $1.4 million and travel and entertainment expense of $1.0 million. These increases were partially offset by a decrease in bad debt expense of $2.0 million. As a percentage of total revenues, general and administration expenses increased from 13% in the three months ended March 31, 2021 to 14% in the three months ended March 31, 2022.

Depreciation and amortization

Depreciation and amortization expense increased 11% from $28.4 million in the three months ended March 31, 2021 to $31.6 million in the three months ended March 31, 2022. The increase was primarily due to increases in internally developed software amortization expense of $2.2 million and intangible asset amortization expense of $1.0 million. As a percentage of total revenues, depreciation and amortization expense remained consistent at 10% in the three months ended March 31, 2021 and 2022.

Other expense, net

Other expense, net decreased from $7.5 million in the three months ended March 31, 2021 to $6.0 million in the three months ended March 31, 2022. The decrease was primarily due to $1.7 million in additional losses recorded in 2021 related to equity investments.

Income tax provision (benefit)

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except effective tax rate)
Income (loss) before income tax provision (benefit)	$(12,688)	$9,347
Income tax provision (benefit)	2,020	(5,588)
Effective tax rate	(15.9)%	(59.8)%

For the three months ended March 31, 2022, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance we had placed on a portion of U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state research and development ("R&D") credits, and the windfall from stock-based compensation.

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

The following table reconciles income from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Envestnet Wealth Solutions	$25,269	$34,197
Envestnet Data & Analytics	(5,587)	1,289
Nonsegment operating expenses	(26,403)	(18,671)
Income (loss) from operations	(6,721)	16,815
Other expense, net	(5,967)	(7,468)
Consolidated income (loss) before income tax benefit	(12,688)	9,347
Income tax provision (benefit)	2,020	(5,588)
Consolidated net income (loss)	(14,708)	14,935
Add: Net loss attributable to non-controlling interest	849	11
Consolidated net income (loss) attributable to Envestnet, Inc.	$(13,859)	$14,946

 Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Three Months Ended
	March 31,		Percent
	2022	2021	Change

	(in thousands)
Revenues:
Asset-based	$202,717	$159,375	27%
Subscription-based	68,537	64,012	7%
Total recurring revenues	271,254	223,387	21%
Professional services and other revenues	2,314	3,023	(23)%
Total revenues	273,568	226,410	21%
Operating expenses:
Cost of revenues	118,808	87,432	36%
Compensation and benefits	78,644	62,854	25%
General and administration	27,360	20,699	32%
Depreciation and amortization	23,487	21,228	11%
Total operating expenses	248,299	192,213	29%
Income from operations	$25,269	$34,197	(26)%

Three months ended March 31, 2022 compared to three months ended March 31, 2021 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 27% from $159.4 million in the three months ended March 31, 2021 to $202.7 million in the three months ended March 31, 2022. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to the impact of new account growth and positive net flows of AUM/A in the first three months of 2022.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 41,000 as of March 31, 2021 to approximately 40,000 as of March 31, 2022, and the number of AUM/A client accounts increased from approximately 2.3 million as of March 31, 2021 to approximately 2.6 million as of March 31, 2022.

As a percentage of segment revenues, asset-based recurring revenue increased from 70% of segment revenue in the three months ended March 31, 2021 to 74% of segment revenue in the three months ended March 31, 2022, primarily due to a higher increase in asset-based recurring revenues as compared to subscription-based recurring revenues.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 7% from $64.0 million in the three months ended March 31, 2021 to $68.5 million in the three months ended March 31, 2022, primarily due to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues decreased 23% from $3.0 million in the three months ended March 31, 2021 to $2.3 million in the three months ended March 31, 2022. The decrease was primarily due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 36% from $87.4 million in the three months ended March 31, 2021 to $118.8 million in the three months ended March 31, 2022. The increase was primarily due to an increase in asset-based cost of revenues of $31.2 million, which directly correlates with the increase to asset-based recurring revenues during the period. As a percentage of segment revenues, cost of revenues increased from 39% in the three months ended March 31, 2021 to 43% in the three months ended March 31, 2022, primarily due to shifts in pricing and product mix for asset-based revenues.

Compensation and benefits

Compensation and benefits increased from $62.9 million in the three months ended March 31, 2021 to $78.6 million in the three months ended March 31, 2022. The increase is primarily due to increases in salaries, benefits and related payroll taxes of $11.5 million, non-cash compensation expense of $3.5 million and other immaterial increases within compensation and benefit accounts. These increases are partially offset by a decrease in severance expense of $1.7 million. As a percentage of segment revenues, compensation and benefits increased from 28% in the three months ended March 31, 2021 to 29% in the three months ended March 31, 2022.

General and administration

General and administration expenses increased 32% from $20.7 million in the three months ended March 31, 2021 to $27.4 million in the three months ended March 31, 2022. The increase was primarily due to increases in software and maintenance charges of $3.4 million, marketing expense of $1.6 million and miscellaneous general and administration expenses of $1.6 million. As a percentage of segment revenues, general and administration expenses increased from 9% in the three months ended March 31, 2021 to 10% in the three months ended March 31, 2022.

Depreciation and amortization

Depreciation and amortization expense increased 11% from $21.2 million in the three months ended March 31, 2021 to $23.5 million in the three months ended March 31, 2022. The increase was primarily due to an increase in internally developed software amortization expense of $1.3 million and other immaterial increases within depreciation and amortization accounts. As a percentage of segment revenues, depreciation and amortization expense remained consistent at 9% in the three months ended March 31, 2021 and 2022.

Envestnet Data & Analytics

The following table presents income (loss) from operations for the Envestnet Data & Analytics segment:

	Three Months Ended
	March 31,		Percent
	2022	2021	Change

	(in thousands)
Revenues:
Subscription-based	$46,197	$45,817	1%
Professional services and other revenues	1,598	2,878	(44)%
Total revenues	47,795	48,695	(2)%
Operating expenses:
Cost of revenues	6,474	5,437	19%
Compensation and benefits	30,166	26,289	15%
General and administration	8,611	8,516	1%
Depreciation and amortization	8,131	7,164	13%
Total operating expenses	53,382	47,406	13%
Income (loss) from operations	$(5,587)	$1,289	*
*Not meaningful.

Three months ended March 31, 2022 compared to three months ended March 31, 2021 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 1% from $45.8 million in the three months ended March 31, 2021 to $46.2 million in the three months ended March 31, 2022, primarily due to increases in revenue from new and existing customers.

Professional services and other revenues

Professional services and other revenues decreased 44% from $2.9 million in the three months ended March 31, 2021 to $1.6 million in the three months ended March 31, 2022 primarily due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 19% from $5.4 million in the three months ended March 31, 2021 to $6.5 million in the three months ended March 31, 2022. As a percentage of segment revenues, cost of revenues increased from 11% in the three months ended March 31, 2021 to 14% in the three months ended March 31, 2022. The increase in cost of revenues as a percentage of segment revenues is primarily driven by costs incurred to migrate the Company's hosting platforms to a third-party cloud server solution.

Compensation and benefits

Compensation and benefits increased 15% from $26.3 million in the three months ended March 31, 2021 to $30.2 million in the three months ended March 31, 2022, primarily due to an increase in salaries, benefits, and related payroll taxes of $2.4 million and other immaterial increases within compensation and benefit accounts. As a percentage of segment revenues, compensation and benefits increased from 54% in the three months ended March 31, 2021 to 63% in the three months ended March 31, 2022. The increase in compensation and benefits as a percentage of segment revenues is primarily driven by an increase in headcount in the current year.

General and administration

General and administration expenses increased 1% from $8.5 million in the three months ended March 31, 2021 to $8.6 million in the three months ended March 31, 2022 as an increase in litigation and regulatory related expense of $1.4 million was partially offset by a decrease in bad debt expense of $1.1 million. As a percentage of segment revenues, general and administration expenses increased from 17% in the three months ended March 31, 2021 to 18% in the three months ended March 31, 2022.

Depreciation and amortization

Depreciation and amortization expense increased 13% from $7.2 million in the three months ended March 31, 2021 to $8.1 million in the three months ended March 31, 2022. The increase is primarily due to an increase in internally developed software amortization expense. As a percentage of segment revenues, depreciation and amortization expense increased from 15% in the three months ended March 31, 2021 to 17% in three months ended March 31, 2022.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended
	March 31,		Percent
	2022	2021	Change

	(in thousands)
Operating expenses:
Compensation and benefits	$18,039	$11,571	56%
General and administration	8,364	7,100	18%
Nonsegment operating expenses	$26,403	$18,671	41%

Three months ended March 31, 2022 compared to three months ended March 31, 2021 for Nonsegment

Compensation and benefits

Compensation and benefits increased 56% from $11.6 million in the three months ended March 31, 2021 to $18.0 million in the three months ended March 31, 2022, primarily due to increased headcount that resulted in increases in non-cash compensation expense of $3.6 million and salaries and benefits and related payroll taxes of $2.2 million.

General and administration

General and administration expenses increased 18% from $7.1 million in the three months ended March 31, 2021 to $8.4 million in the three months ended March 31, 2022. The increase was primarily due to an increase in restructuring charges and transaction costs of $1.0 million.

Non-GAAP Financial Measures

In addition to reporting results according to U.S. generally accepted accounting principles (“GAAP”), we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per diluted share.”

“Adjusted revenues” excludes the effect of purchase accounting on the fair value of acquired deferred revenue. On January 1, 2022, the Company adopted ASU 2021-08 whereby the Company now accounts for contract assets and contract liabilities obtained upon a business combination in accordance with ASC 606. Prior to the adoption of ASU 2021-08, we recorded at fair value the acquired deferred revenue for contracts in effect at the time the entities were acquired. Consequently, revenue related to acquired entities for periods subsequent to the acquisition did not reflect the full amount of revenue that would have been recorded by these entities had they remained stand-alone entities. Adjusted revenues has limitations as a financial measure, should be considered as supplemental in nature and is not meant as a substitute for revenue prepared in accordance with GAAP.

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, accretion on contingent consideration and purchase liability, fair market value adjustment on contingent consideration liability, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, income or loss allocations from equity method investments and (income) loss attributable to non-controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, non-cash interest expense, cash interest on our convertible notes, non-cash compensation expense, restructuring charges and transaction costs, severance, accretion on contingent consideration and purchase liability, fair market value adjustment on contingent consideration liability, amortization of acquired intangibles, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, income or loss allocations from equity method investments and (income) loss attributable to non-controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

“Adjusted net income per diluted share” represents adjusted net income attributable to common stockholders divided by the diluted number of weighted average shares outstanding.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision (benefit), restructuring charges and transaction costs, severance, accretion on contingent consideration and purchase liability, fair market value adjustment on contingent consideration liability, litigation and regulatory related expenses, foreign currency, non-income tax expense, income or loss allocations from equity method investments, pre-tax loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share do not reflect non-cash components of employee compensation;

•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•We paid net cash of $0.7 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. In the event that we generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Total revenues	$321,363	$275,105
Deferred revenue fair value adjustment	54	80
Adjusted revenues	$321,417	$275,185

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net income (loss)	$(14,708)	$14,935
Add (deduct):
Deferred revenue fair value adjustment	54	80
Interest income	(321)	(170)
Interest expense	4,853	4,215
Income tax provision (benefit)	2,020	(5,588)
Depreciation and amortization	31,618	28,392
Non-cash compensation expense	21,814	14,137
Restructuring charges and transaction costs	2,346	2,784
Severance	3,106	4,914
Accretion on contingent consideration and purchase liability	—	388
Fair market value adjustment on contingent consideration liability	—	(140)
Litigation and regulatory related expenses	3,077	1,709
Foreign currency	(108)	151
Non-income tax expense adjustment	24	(566)
Loss allocations from equity method investments	1,545	3,288
(Income) loss attributable to non-controlling interest	377	(265)
Adjusted EBITDA	$55,697	$68,264

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except share and per share information)
Net income (loss)	$(14,708)	$14,935
Income tax provision (benefit) (1)	2,020	(5,588)
Income (loss) before income tax provision (benefit)	(12,688)	9,347
Add (deduct):
Deferred revenue fair value adjustment	54	80
Non-cash interest expense	2,059	1,423
Cash interest - Convertible Notes	2,480	2,480
Non-cash compensation expense	21,814	14,137
Restructuring charges and transaction costs	2,346	2,784
Severance	3,106	4,914
Accretion on contingent consideration and purchase liability	—	388
Fair market value adjustment on contingent consideration liability	—	(140)
Amortization of acquired intangibles	17,520	16,478
Litigation and regulatory related expenses	3,077	1,709
Foreign currency	(108)	151
Non-income tax expense adjustment	24	(566)
Loss allocations from equity method investments	1,545	3,288
(Income) loss attributable to non-controlling interest	377	(265)
Adjusted net income before income tax effect	41,606	56,208
Income tax effect (2)	(10,610)	(14,333)
Adjusted net income	$30,996	$41,875

Basic number of weighted-average shares outstanding	54,903,677	54,208,469
Effect of dilutive shares:
Options to purchase common stock	156,349	222,387
Unvested restricted stock units	568,914	562,612
Convertible notes	9,898,549	9,898,549
Warrants	51,764	76,142
Diluted number of weighted-average shares outstanding	65,579,253	64,968,159
Adjusted net income per share - diluted	$0.47	$0.64

(1)For the three months ended March 31, 2022 and 2021, the effective tax rate computed in accordance with GAAP equaled (15.9)% and (59.8)%, respectively.
(2)An estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for both the three months ended March 31, 2022 and 2021.

Note on Income Taxes: As of December 31, 2021, we had NOL carryforwards of approximately $195 million and $233 million for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$273,568	$47,795	$—	$321,363
Deferred revenue fair value adjustment	54	—	—	54
Adjusted revenues	$273,622	$47,795	$—	$321,417

Income (loss) from operations	$25,269	$(5,587)	$(26,403)	$(6,721)
Add (deduct):
Deferred revenue fair value adjustment	54	—	—	54
Depreciation and amortization	23,487	8,131	—	31,618
Non-cash compensation expense	11,290	3,535	6,989	21,814
Restructuring charges and transaction costs	284	(3)	2,065	2,346
Severance	1,410	1,642	54	3,106
Litigation and regulatory related expenses	—	3,077	—	3,077
Non-income tax expense adjustment	107	(83)	—	24
Loss attributable to non-controlling interest	377	—	—	377
Other	—	2	—	2
Adjusted EBITDA	$62,278	$10,714	$(17,295)	$55,697

	Three Months Ended March 31, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$226,410	$48,695	$—	$275,105
Deferred revenue fair value adjustment	80	—	—	80
Adjusted revenues	$226,490	$48,695	$—	$275,185

Income (loss) from operations	$34,197	$1,289	$(18,671)	$16,815
Add (deduct):
Deferred revenue fair value adjustment	80	—	—	80
Depreciation and amortization	21,228	7,164	—	28,392
Non-cash compensation expense	7,829	2,841	3,467	14,137
Restructuring charges and transaction costs	1,365	147	1,272	2,784
Severance	3,087	1,720	107	4,914
Accretion on contingent consideration and purchase liability	342	46	—	388
Fair market value adjustment on contingent consideration liability	—	(140)	—	(140)
Litigation and regulatory related expenses	—	1,709	—	1,709
Non-income tax expense adjustment	(535)	(31)	—	(566)
Income attributable to non-controlling interest	(265)	—	—	(265)
Other	16	—	—	16
Adjusted EBITDA	$67,344	$14,745	$(13,825)	$68,264

Liquidity and Capital Resources

As of March 31, 2022, we had total cash and cash equivalents of $359.6 million compared to $429.3 million as of December 31, 2021. We plan to use existing cash as of March 31, 2022, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities. As of March 31, 2022, we had $500.0 million available to borrow under our revolving credit facility, subject to covenant compliance.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$3,261	$49,809
Net cash used in investing activities	(46,067)	(50,175)
Net cash used in financing activities	(26,232)	(12,170)
Effect of exchange rate on changes on cash	(627)	(52)
Net decrease in cash, cash equivalents and restricted cash	(69,665)	(12,588)
Cash, cash equivalents and restricted cash, end of period	359,763	372,126

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $3.3 million compared to net cash provided by operating activities of $49.8 million for the same period in 2021. The decrease was primarily due to a decrease in pre-tax income period over period of $22.0 million and timing of payments within working capital items.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $46.1 million compared to net cash used in investing activities of $50.2 million for the same period in 2021. The decrease was primarily due to a decrease in cash disbursements for proprietary technology assets of $10.5 million, partially offset by an additional $6.6 million of internally developed software costs capitalized in 2022 as compared to the same period in 2021.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $26.2 million compared to net cash used in financing activities of $12.2 million for the same period in 2021, primarily due to finance lease payments of $12.5 million in 2022 and an additional $3.0 million of taxes paid on the vesting of restricted shares in 2022 as compared to the same period in 2021.

Commitments and Off-Balance Sheet Arrangements

Purchase Obligations and Indemnifications

See “Part I, Item 1, Note 16—Commitments, Purchase Obligations and Indemnifications” for purchase obligations and indemnifications details.

Procurement of Technology Solutions

See “Part I, Item 1, Note 6—Intangible Assets, net, and Note 17—Subsequent Events, Procurement of Technology Solutions” for details related to these transactions.

Legal Proceedings

See “Part I, Item 1, Note 16—Commitments, Legal Proceedings” for legal proceedings details.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements in our 2021 Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2021 Form 10-K include, but are not limited to, the discussion of estimates used for recognition of revenues, the determination of the period of benefit for deferred sales incentive commissions, impairment of goodwill and acquired intangible assets and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market, foreign currency or interest rate risks as discussed in Part II, Item 7A of our 2021 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Note 16—Commitments, Legal Proceedings is incorporated herein by reference.

Item 1A. Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K when making investment decisions regarding our securities. The risk factors that were disclosed in our 2021 Form 10-K have not materially changed since the date our 2021 Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

On February 25, 2016, we announced that our Board had authorized a share repurchase program under which we may repurchase up to 2.0 million shares of our common stock. There were no purchases of equity securities made under the share repurchase program in the three months ended March 31, 2022. As of March 31, 2022, there were 1.9 million shares that may yet be repurchased under the program.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

See the exhibit index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Form of Performance-Based Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards beginning February 2022), filed herewith.**
10.2	Form of Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards beginning February 2022), filed herewith.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________________

* The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (iii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2022 and 2021; (vi) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

** Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2022.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer