Form 10-Q
period 2022-06-30
ENVESTNET, INC.
filed 2022-08-05
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of July 29, 2022, Envestnet, Inc. had 55,196,880 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$338,115	$429,279
Fees receivable, net	82,878	95,291
Prepaid expenses and other current assets	46,627	42,706
Total current assets	467,620	567,276

Property and equipment, net	61,392	50,215
Internally developed software, net	159,751	133,659
Intangible assets, net	386,231	400,396
Goodwill	936,054	925,154
Operating lease right-of-use assets, net	83,494	90,714
Other non-current assets	92,858	73,768
Total assets	$2,187,400	$2,241,182

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$198,230	$225,159
Accounts payable	20,444	19,092
Operating lease liabilities	10,852	10,999
Deferred revenue	37,453	33,473
Current portion of long-term debt	343,057	—
Total current liabilities	610,036	288,723

Long-term debt, net of current portion	508,282	848,862
Non-current operating lease liabilities	110,623	105,920
Deferred tax liabilities, net	12,912	21,021
Other non-current liabilities	11,555	17,114
Total liabilities	1,253,408	1,281,640

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 69,666,983 and 68,879,152 shares issued as of June 30, 2022 and December 31, 2021, respectively; 55,179,401 and 54,793,088 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	348	344
Additional paid-in capital	1,176,763	1,131,628
Accumulated deficit	(75,132)	(37,988)
Treasury stock at cost, 14,487,582 and 14,086,064 shares as of June 30, 2022 and December 31, 2021, respectively	(162,344)	(134,996)
Accumulated other comprehensive loss	(6,470)	(1,899)
Total stockholders’ equity	933,165	957,089
Non-controlling interest	827	2,453
Total equity	933,992	959,542
Total liabilities and equity	$2,187,400	$2,241,182
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Asset-based	$191,972	$170,075	$394,689	$329,450
Subscription-based	118,120	112,504	232,854	222,333
Total recurring revenues	310,092	282,579	627,543	551,783
Professional services and other revenues	8,760	6,159	12,672	12,060
Total revenues	318,852	288,738	640,215	563,843

Operating expenses:
Cost of revenues	126,482	100,494	251,764	193,363
Compensation and benefits	125,767	105,548	252,616	206,262
General and administration	66,144	41,755	110,479	78,070
Depreciation and amortization	32,182	30,010	63,800	58,402
Total operating expenses	350,575	277,807	678,659	536,097

Income (loss) from operations	(31,723)	10,931	(38,444)	27,746
Other income (expense), net	1,622	(3,784)	(4,345)	(11,252)
Income (loss) before income tax provision (benefit)	(30,101)	7,147	(42,789)	16,494

Income tax provision (benefit)	(5,833)	15,516	(3,813)	9,928

Net income (loss)	(24,268)	(8,369)	(38,976)	6,566
Add: Net loss attributable to non-controlling interest	983	88	1,832	99
Net income (loss) attributable to Envestnet, Inc.	$(23,285)	$(8,281)	$(37,144)	$6,665

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.42)	$(0.15)	$(0.67)	$0.12
Diluted	$(0.42)	$(0.15)	$(0.67)	$0.12

Weighted average common shares outstanding:
Basic	55,203,120	54,440,388	55,054,272	54,325,353
Diluted	55,203,120	54,440,388	55,054,272	55,136,946

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Envestnet, Inc.	$(23,285)	$(8,281)	$(37,144)	$6,665
Foreign currency translation losses, net of taxes	(3,093)	(1,264)	(4,571)	(1,888)
Comprehensive income (loss) attributable to Envestnet, Inc.	$(26,378)	$(9,545)	$(41,715)	$4,777

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2021	68,879,152	$344	(14,086,064)	$(134,996)	$1,131,628	$(1,899)	$(37,988)	$2,453	$959,542
Exercise of stock options	38,681	—	—	—	658	—	—	—	658
Issuance of common stock - vesting of restricted stock units	514,319	3	—	—	—	—	—	—	3
Stock-based compensation expense	—	—	—	—	21,690	—	—	—	21,690
Shares withheld to satisfy tax withholdings	—	—	(170,992)	(12,570)	—	—	—	—	(12,570)
Foreign currency translation loss, net of taxes	—	—	—	—	—	(1,478)	—	—	(1,478)
Other	—	—	—	—	(84)	—	—	102	18
Net loss	—	—	—	—	—	—	(13,859)	(849)	(14,708)
Balance, March 31, 2022	69,432,152	$347	(14,257,056)	$(147,566)	$1,153,892	$(3,377)	$(51,847)	$1,706	$953,155
Exercise of stock options	2,503	—	—	—	84	—	—	—	84
Issuance of common stock - vesting of restricted stock units	232,328	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	22,876	—	—	—	22,876
Shares withheld to satisfy tax withholdings	—	—	(78,506)	(5,543)	—	—	—	—	(5,543)
Share repurchases	—	—	(152,020)	(9,235)	—	—	—	—	(9,235)
Foreign currency translation loss, net of taxes	—	—	—	—	—	(3,093)	—	—	(3,093)
Other	—	—	—	—	(89)	—	—	104	15
Net loss	—	—	—	—	—	—	(23,285)	(983)	(24,268)
Balance, June 30, 2022	69,666,983	$348	(14,487,582)	$(162,344)	$1,176,763	$(6,470)	$(75,132)	$827	$933,992

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

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(38,976)	$6,566
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,800	58,402
Provision for doubtful accounts	(1,230)	455
Deferred income taxes	(8,222)	8,137
Release of uncertain tax positions	(3,095)	—
Non-cash compensation expense	45,318	31,422
Non-cash interest expense	3,474	2,906
Accretion on contingent consideration and purchase liability	—	575
Payments of contingent consideration	—	(2,360)
Fair market value adjustment to contingent consideration liability	—	(140)
Fair market value adjustment to investment in private company	—	(758)
Loss allocations from equity method investments	2,945	4,045
Dilution gain on equity method investee share issuance	(6,934)	—
Impairment of right of use assets	12,961	1,110
Loss on property and equipment disposals - office closures	3,710	—
Other	167	282
Changes in operating assets and liabilities:
Fees receivable, net	13,694	(1,334)
Prepaid expenses and other current assets	(2,721)	(155)
Other non-current assets	(3,638)	3,665
Accrued expenses and other liabilities	(31,962)	527
Accounts payable	1,368	2,333
Deferred revenue	4,277	2,789
Other non-current liabilities	(2,294)	692
Net cash provided by operating activities	52,642	119,159

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,141)	(11,357)
Capitalization of internally developed software	(43,045)	(31,802)
Acquisition of proprietary technology	(15,000)	(25,517)
Acquisitions of businesses, net of cash acquired	(14,472)	(33,143)
Investments in private companies	(8,000)	(4,549)
Advance for technology solutions	(4,000)	(3,000)
Issuance of notes receivable to equity method investees	(4,350)	—
Net cash used in investing activities	(98,008)	(109,368)

-continued-

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2022	2021
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	742	573
Capital contributions - non-controlling shareholders	—	23
Taxes paid in lieu of shares issued for stock-based compensation	(18,113)	(13,020)
Finance lease payments	(14,517)	—
Share repurchases	(9,235)	(2,097)
Revolving credit facility issuance costs	(1,872)	—
Payments of contingent consideration	(750)	(9,200)
Other	4	(587)
Net cash used in financing activities	(43,741)	(24,308)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,057)	(524)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(91,164)	(15,041)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	429,428	384,714

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$338,264	$369,673

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$5,460	$3,077
Supplemental disclosure of cash flow information - cash paid during the period for interest	5,591	5,533

Supplemental disclosure of non-cash operating, investing and financing activities:
Purchase liabilities included in other non-current liabilities	—	3,300
Fixed assets acquired through finance lease	14,517	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	2,308	832
Internally developed software costs included in accrued expenses and other liabilities	628	—
Membership interest liabilities included in other non-current liabilities	752	248
Leasehold improvements funded by lease incentive	—	164
Assets obtained in exchange for lease liabilities, net	9,604	999
Conversion of equity method investee loan to shares	2,623	—

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

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2021 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2022 and results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other income (expense), net in the condensed consolidated statements of operations.

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for other interim periods or for the full fiscal year.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported within the condensed consolidated statements of cash flows:

	June 30,	June 30,
	2022	2021

	(in thousands)
Cash and cash equivalents	$338,115	$369,524
Restricted cash included in prepaid expenses and other current assets	149	149
Total cash, cash equivalents and restricted cash	$338,264	$369,673

Russia and Ukraine Conflict

In February 2022, military conflict escalated between Russia and Ukraine which continues as of the date of this quarterly report. The uncertainty over the extent and duration of the ongoing conflict continues to cause disruptions to businesses and markets worldwide. The extent of the effect on the Company’s financial performance will continue to depend on future developments, including the extent and duration of the conflict, economic sanctions imposed, further governmental and private sector responses and the timing and extent normal economic conditions resume, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the overall financial effect of the conflict at this time, as the conflict continues, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. As of June 30, 2022, these condensed consolidated financial statements do not reflect any adjustments as a result of the conflict.

Related Party Transactions

The Company has an approximate 4.4% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenues from the private services company totaled $4.3 million and $3.9 million in the three months ended June 30, 2022 and 2021, respectively. Revenues from the private services company totaled $9.0 million and $7.7 million in the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company recorded a net receivable of $2.5 million and $3.0 million, respectively, from the private services company.

Dilution gain on equity method investee share issuance

The Company has an ownership interest in a privately held company that is accounted for under the equity method. During the six months ended June 30, 2022, the Company funded a $2.5 million convertible loan to this privately held company. During the three months ended June 30, 2022, this privately held company raised additional preferred equity which reduced the Company's ownership to 41.0% and the Company's convertible loan was converted. As a result of this transaction, the Company recorded a $6.9 million dilution gain during the three months ended June 30, 2022, which is included in other income (expense), net in the condensed consolidated statements of operations.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
3.Acquisitions and Other Investments

Investment in Privately Held Company

On May 20, 2022, the Company acquired a 25.0% interest in a privately held company for cash consideration of $5.0 million. Subject to the occurrence of certain conditions, the Company agreed to invest up to an additional $10.0 million for additional units in the future. The Company uses the equity method of accounting to record its portion of this privately held company's net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting because of its less than 50% ownership interest and lack of control and does not otherwise exercise control over the significant economic and operating decisions of the privately held company.

Acquisition of 401kplans.com

On May 31, 2022, Envestnet Retirement Solutions, LLC, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding membership interests of 401kplans.com LLC (“401kplans.com”). 401kplans.com has been integrated into the Envestnet Wealth Solutions segment.

401kplans.com provides a digital 401(k) retirement plan marketplace that streamlines retirement plan distribution and due diligence among financial advisors and third-party administrators. The acquisition demonstrates Envestnet's commitment to the retirement plan industry and is expected to create a more seamless experience and enhance productivity for advisors by helping them shop, compare and select the best-fitting 401(k) plan for their client.

In connection with the 401kplans.com acquisition, the Company paid estimated consideration of $14.5 million, net of cash acquired, subject to certain post-closing adjustments. The Company funded the acquisition with cash on hand.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

Preliminary Estimate
(in thousands)
Tangible assets acquired, net of acquired cash	$94
Identifiable intangible assets	3,000
Goodwill	11,378
Total net assets acquired	$14,472

The goodwill arising from the acquisition represents the expected benefits of the transaction, primarily related to the enhancement of the Company's existing technologies and increase in future revenues as a result of potential cross selling opportunities. The estimated goodwill is deductible for income tax purposes.

A summary of estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

	Preliminary Estimate (in thousands)	Estimated Useful Life in Years	Amortization Method
Proprietary technology	$3,000	5	Straight-line

The estimated fair values of certain of the assets acquired are provisional and based on information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation procedures that are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected herein are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets acquired, identifiable intangible assets and goodwill balances and complete the acquisition accounting as soon as reasonably practicable but no later than May 31, 2023.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The results of 401kplans.com's operations are included in the condensed consolidated statements of operations beginning May 31, 2022 and were not considered material to the Company’s results of operations.

For the three and six months ended June 30, 2022, the Company’s acquisition related costs were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2022.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Prepaid technology	$20,928	$15,415
Non-income tax receivables	5,703	7,013
Prepaid insurance	5,004	2,234
Escrow for acquisition	2,951	2,951
Other	12,041	15,093
Total prepaid expenses and other current assets	$46,627	$42,706

5.Property and Equipment, Net

Property and equipment, net consisted of the following:

		June 30,	December 31,
	Estimated Useful Life	2022	2021

		(in thousands)
Cost:
Computer equipment and software	3 years	$72,638	$72,289
Leasehold improvements	Shorter of the lease term or useful life of the asset	36,707	43,544
Leased data servers	3 years	15,108	590
Office furniture and fixtures	3-7 years	10,789	12,214
Office equipment and other	3-5 years	9,027	7,973
Building and building improvements	7-39 years	2,729	2,729
Land	Not applicable	940	940
		147,938	140,279
Less: accumulated depreciation and amortization		(86,546)	(90,064)
Total property and equipment, net		$61,392	$50,215

During the six months ended June 30, 2022, the Company entered into an arrangement with a third party cloud service provider for the use of dedicated servers to migrate its infrastructure to the cloud. As the terms of the arrangement convey a finance lease under FASB Topic 842 - Leases (“ASC 842”), the Company accounts for those dedicated servers as leased assets when the lease term commences. The Company accounts for each lease and any non-lease components associated with that lease as a single lease component for all asset classes. The leased dedicated servers are presented as a component of property and equipment, net in the condensed consolidated balance sheets as of June 30, 2022. To take advantage of the favorable savings programs offered by the cloud service provider, the Company prepaid the lease payments and therefore does not have a lease liability recorded for the leased assets. Gross property and equipment under finance leases as of June 30, 2022 was $15.1 million with accumulated depreciation of $2.3 million. Finance lease activity as of and for the year ended December 31, 2021 was not material.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Office Closures

In April 2022, in response to changing needs and an increase in employees working remotely, the Company closed three offices in the United States. The Company is currently exploring alternative uses for these properties, including sublease options.

During the three and six months ended June 30, 2022, including the office closures, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $13.6 million and $16.5 million, respectively. Including the office closures, gains and losses on asset retirements were $3.7 million in the three and six months ended June 30, 2022 for the Envestnet Wealth Solutions segment. The Company also recognized $13.0 million of lease restructuring costs in the three and six months ended June 30, 2022 which are included in general and administration expense in the condensed consolidated statements of operations. Gains and losses on asset retirements during the three and six months ended June 30, 2022 were not material for the Envestnet Data & Analytics segment.

During the three and six months ended June 30, 2021, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $5.1 million and $7.8 million, respectively. During the three and six months ended June 30, 2021, the Company retired an immaterial amount of property and equipment that was no longer in service for the Envestnet Data & Analytics segment. Gains and losses on asset retirements during the three and six months ended June 30, 2021 were not material.

Depreciation and amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Depreciation and amortization expense	$5,450	$5,246	$11,054	$10,889

6.Internally Developed Software

Internally developed software, net consisted of the following:

		June 30,	December 31,
	Estimated Useful Life	2022	2021

		(in thousands)
Internally developed software	5 years	$269,053	$225,380
Less: accumulated amortization		(109,302)	(91,721)
Internally developed software, net		$159,751	$133,659

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Amortization expense	$9,087	$7,262	$17,581	$13,533

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
7.Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Balance at December 31, 2021	$621,876	$303,278	$925,154
401kplans.com acquisition	11,378	—	11,378
Foreign currency translation	—	(478)	(478)
Balance at June 30, 2022	$633,254	$302,800	$936,054

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

Intangible assets, net consisted of the following:

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)
Customer lists	$590,080	$(263,212)	$326,868	$590,080	$(241,189)	$348,891
Proprietary technologies	106,324	(53,682)	52,642	85,324	(43,004)	42,320
Trade names	33,700	(26,979)	6,721	33,700	(24,515)	9,185
Total intangible assets	$730,104	$(343,873)	$386,231	$709,104	$(308,708)	$400,396

There were no material retirements of intangible assets during the three and six months ended June 30, 2022 and 2021.

Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Amortization expense	$17,645	$17,502	$35,165	$33,980

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
8.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Accrued investment manager fees	$97,052	$95,858
Accrued compensation and related taxes	67,761	97,523
Accrued professional services	8,894	7,746
Accrued technology	6,667	8,951
Non-income tax payables	4,053	4,907
Other accrued expenses	13,803	10,174
Total accrued expenses and other liabilities	$198,230	$225,159

9.Debt

The Company’s outstanding debt obligations as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Revolving credit facility balance	$—	$—

Convertible Notes due 2023	$345,000	$345,000
Unamortized issuance costs on Convertible Notes due 2023	(1,943)	(2,979)
Convertible Notes due 2023 carrying value	$343,057	$342,021

Convertible Notes due 2025	$517,500	$517,500
Unamortized issuance costs on Convertible Notes due 2025	(9,218)	(10,659)
Convertible Notes due 2025 carrying value	$508,282	$506,841

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

Pursuant to the Third Credit Agreement, the Banks have agreed to provide the Company with a revolving credit facility of $500.0 million (the “Revolving Credit Facility”). The Third Credit Agreement also includes a $20.0 million sub-facility for the issuances of letters of credit. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Revolving Credit Facility.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
2.75% per annum, in each case based upon the total net leverage ratio, as calculated pursuant to the Credit Agreement. Any borrowings under the Third Credit Agreement will mature on February 4, 2027. There is also a commitment fee at a rate ranging from 0.25% to 0.30% per annum based upon the total net leverage ratio.

As of June 30, 2022, debt issuance costs related to the Third Credit Agreement are presented in prepaid expenses and other non-current assets in the condensed consolidated balance sheets which have outstanding amounts of $0.7 million and $2.5 million, respectively.

The Third Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum total leverage ratio, a minimum interest coverage ratio and a minimum liquidity covenant. The Company was in compliance with these financial covenants as of June 30, 2022.

As of June 30, 2022, the Company had all $500.0 million available to borrow under the Revolving Credit Facility, subject to covenant compliance.

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

The effective interest rate of the Convertible Notes due 2023 was approximately 2.4% for the three and six months ended June 30, 2022 and 2021. The effective interest rate of the Convertible Notes due 2023 is equal to the stated interest rate plus the amortization of the debt issuance costs.

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

The effective interest rate of the Convertible Notes due 2025 was approximately 1.3% for the three and six months ended June 30, 2022 and 2021. The effective interest rate of the Convertible Notes due 2025 was equal to the stated interest rate plus the amortization of the debt issuance costs.

Interest Expense

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Coupon interest	$2,480	$2,480	$4,960	$4,960
Amortization of issuance costs	1,415	1,429	3,474	2,852
Undrawn and other fees	317	316	631	628
Total interest expense	$4,212	$4,225	$9,065	$8,440

For each of the three months ended June 30, 2022 and 2021, total interest expense related to the Convertible Notes due 2023 and the Convertible Notes due 2025 (collectively, the "Convertible Notes") was $3.7 million with coupon interest expense of $2.5 million and amortization of debt discount and issuance costs of $1.2 million.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
For each of the six months ended June 30, 2022 and 2021, total interest expense related to the Convertible Notes was $7.4 million with coupon interest expense of $5.0 million and amortization of debt discount and issuance costs of $2.4 million.

10.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, based on the three-tier fair value hierarchy, as defined in ASC 820, “Fair Value Measurements and Disclosures”:

	June 30, 2022
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$1,819	$1,819	$—	$—
Assets to fund deferred compensation liability	10,107	—	—	10,107
Total assets	$11,926	$1,819	$—	$10,107
Liabilities:
Deferred compensation liability	7,947	7,947	—	—
Total liabilities	$7,947	$7,947	$—	$—

	December 31, 2021
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$2,684	$2,684	$—	$—
Assets to fund deferred compensation liability	11,140	—	—	11,140
Total assets	$13,824	$2,684	$—	$11,140
Liabilities:
Contingent consideration	$743	$—	$—	$743
Deferred compensation liability	10,418	10,418	—	—
Total liabilities	$11,161	$10,418	$—	$743

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the three and six months ended June 30, 2022 and 2021.

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

The Company will continue to reassess the fair values of the contingent consideration liabilities at each reporting date until settlement. Changes to these estimated fair values will be recognized in the Company's earnings and included in general and administration expenses in the condensed consolidated statements of operations. The Company had contingent consideration liabilities of $0.7 million as of December 31, 2021 which were recorded as a component of Accrued expenses and other liabilities on the condensed consolidated balance sheets. The Company had no contingent consideration liabilities as of June 30, 2022.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Fair Value of Deferred Compensation Liability

The table below presents a reconciliation of the assets used to fund the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2021 to June 30, 2022:

Fair Value of Assets to Fund Deferred Compensation Liability
(in thousands)
Balance at December 31, 2021	$11,140
Contributions	649
Fair value adjustments and fees	(1,682)
Balance at June 30, 2022	$10,107

The fair market value of the assets used to fund the Company's deferred compensation liability is based upon the cash surrender value of the Company's life insurance premiums. The value of the assets used to fund the Company's deferred compensation liability, which are included in other non-current assets in the condensed consolidated balance sheets, decreased due to net losses on the underlying investment vehicles, partially offset by additional funding. These losses are recognized in the Company's earnings and included in general and administration expenses in the condensed consolidated statements of operations.

Fair Value of Debt Agreements

The Company considered its Convertible Notes to be Level II liabilities at June 30, 2022 and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on June 30, 2022 (See “Note 9—Debt”).

As of June 30, 2022 and December 31, 2021, the carrying value of the Convertible Notes due 2023 equaled $343.1 million and $342.0 million, respectively, and represented the aggregate principal amount outstanding less the debt issuance costs. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Convertible Notes due 2023 was $349.8 million and $439.9 million, respectively.

As of June 30, 2022 and December 31, 2021, the carrying value of the Convertible Notes due 2025 equaled $508.3 million and $506.8 million, respectively, and represented the aggregate principal amount outstanding less the debt issuance costs. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Convertible Notes due 2025 was $451.5 million and $526.1 million, respectively.

Fair Value of Other Financial Assets and Liabilities

The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2022 and December 31, 2021 based upon the short-term nature of these assets and liabilities.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
11.Revenues and Cost of Revenues

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended June 30, 2022
	2022			2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated

	(in thousands)
Revenues:
Asset-based	$191,972	$—	$191,972	$170,075	$—	$170,075
Subscription-based	73,568	44,552	118,120	66,663	45,841	112,504
Total recurring revenues	265,540	44,552	310,092	236,738	45,841	282,579
Professional services and other revenues	6,460	2,300	8,760	3,559	2,600	6,159
Total revenues	$272,000	$46,852	$318,852	$240,297	$48,441	$288,738

	Six Months Ended June 30,
	2022			2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated

	(in thousands)
Revenues:
Asset-based	$394,689	$—	$394,689	$329,450	$—	$329,450
Subscription-based	142,105	90,749	232,854	130,675	91,658	222,333
Total recurring revenues	536,794	90,749	627,543	460,125	91,658	551,783
Professional services and other revenues	8,774	3,898	12,672	6,582	5,478	12,060
Total revenues	$545,568	$94,647	$640,215	$466,707	$97,136	$563,843

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
United States	$314,271	$283,589	$631,000	$553,661
International	4,581	5,149	9,215	10,182
Total revenues	$318,852	$288,738	$640,215	$563,843

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future as of June 30, 2022:

Years ending December 31,	(in thousands)
Remainder of 2022	$137,741
2023	196,180
2024	114,774
2025	67,070
2026	35,991
Thereafter	8,228
Total	$559,984

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

Contract Balances

Total deferred revenue as of June 30, 2022 increased by $4.3 million from December 31, 2021, primarily the result of revenue growth, timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $10.2 million and $9.5 million for the three months ended June 30, 2022 and 2021, respectively. The amount of revenue recognized that was included in the opening deferred revenue balance was $26.1 million and $26.3 million for the six months ended June 30, 2022 and 2021, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $11.4 million and $11.8 million as of June 30, 2022 and December 31, 2021, respectively. Amortization expense for the deferred sales incentive compensation was $1.1 million for each of the three months ended June 30, 2022 and 2021. Amortization expense for the deferred sales incentive compensation was $2.2 million and $2.1 million for the six months ended June 30, 2022 and 2021. Deferred sales incentive compensation is included in other non-current assets on the condensed consolidated balance sheets and amortization expense is included in compensation and benefits expenses on the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the periods.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses in the condensed consolidated statements of operations.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Asset-based	$112,301	$93,341	$229,729	$179,531
Subscription-based	7,241	7,027	15,052	13,631
Professional services and other	6,940	126	6,983	201
Total cost of revenues	$126,482	$100,494	$251,764	$193,363

12.Stock-Based Compensation

The Company has stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”).

As of June 30, 2022, the maximum number of common shares available for future issuance under the Company’s plans is 2,537,157.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Stock-based compensation expense	$22,876	$17,409	$44,566	$31,422
Tax effect on stock-based compensation expense	(5,833)	(4,439)	(11,364)	(8,013)
Net effect on income	$17,043	$12,970	$33,202	$23,409

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the three and six months ended June 30, 2022 and 2021.

Stock Options

The Company did not grant any stock options in the three and six months ended June 30, 2021 or 2022. The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2021	365,241	$38.61	3.3	$14,878
Exercised	(41,184)	18.04
Forfeited	(4,472)	74.83
Outstanding as of June 30, 2022	319,585	40.75	2.4	3,888
Options exercisable	319,276	$40.72	2.4	$3,888

Exercise prices of stock options outstanding as of June 30, 2022 range from $15.34 to $74.83. At June 30, 2022, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.1 years.

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

The following is a summary of the activity for unvested restricted stock units and performance stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	1,507,424	$71.50	359,184	$73.64
Granted	1,301,073	74.49	113,269	69.67
Vested	(618,310)	70.52	(128,337)	65.81
Forfeited	(176,727)	73.01	(57,987)	77.53
Outstanding as of June 30, 2022	2,013,460	73.60	286,129	74.79

At June 30, 2022, there was $129.2 million of unrecognized stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted-average period of 2.1 years. At June 30, 2022, there was $11.0 million of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units, which the Company expects to recognize over a weighted-average period of 1.9 years.

13. Income Taxes

The following table includes the Company’s income (loss) before income tax provision, income tax provision and effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except for effective tax rate)
Income (loss) before income tax provision (benefit)	$(30,101)	$7,147	$(42,789)	$16,494
Income tax provision (benefit)	(5,833)	15,516	(3,813)	9,928
Effective tax rate	19.4%	217.1%	8.9%	60.2%

Under ASC 740-270-25, the Company is required to report income tax expense by applying a projected annual effective tax rate ("AETR") to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The effective tax rate ("ETR") for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of actual pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change. For the three months and six months ended June 30, 2022 and 2021, the Company's ETR was impacted by the change in forecasted and actual year-to-date pre-tax book income.

For the three and six months ended June 30, 2022, the Company’s effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state research and development ("R&D") credits and the partial reserve release of an uncertain tax position due to the expiration of a statute of limitations.

For the three and six months ended June 30, 2021, the Company's effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets,

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
including the valuation allowance impact of the acquisition of Harvest Savings & Wealth Technologies in April 2021, permanent book-tax differences and the impact of state and local taxes offset by federal and state R&D credits.

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

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except share and per share data)
Net income (loss) attributable to Envestnet, Inc. (a)	$(23,285)	$(8,281)	$(37,144)	$6,665

Weighted-average common shares outstanding:
Basic (b)	55,203,120	54,440,388	55,054,272	54,325,353
Effect of dilutive shares:
Options to purchase common stock	—	—	—	210,381
Unvested restricted stock units	—	—	—	536,186
Warrants	—	—	—	65,026
Diluted (c)	55,203,120	54,440,388	55,054,272	55,136,946

Net income (loss) per share attributable to Envestnet, Inc common stock:
Basic (a/b)	$(0.42)	$(0.15)	$(0.67)	$0.12
Diluted (a/c)	$(0.42)	$(0.15)	$(0.67)	$0.12
Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
			(in thousands)
Options to purchase common stock	319,585	405,638	319,585	—
Unvested RSUs and PSUs	2,299,589	2,161,056	2,299,589	39,652
Warrants	470,000	470,000	470,000	—
Convertible Notes	9,898,549	9,898,549	9,898,549	9,898,549
Total anti-dilutive securities	12,987,723	12,935,243	12,987,723	9,938,201

15.Segment Information

Business segments are generally organized around the Company's business services. The Company's business segments are:

•Envestnet Wealth Solutions – a leading provider of unified wealth management software and services to empower financial advisors and institutions to enable them to deliver an intelligent financial life to their clients.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
•Envestnet Data & Analytics – a leading data aggregation, intelligence, and experiences platform that powers data connectivity and business intelligence across digital financial services to enable them to deliver an Intelligent Financial Life to their clients.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses may include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the three and six months ended June 30, 2022 and 2021.

See “Note 11—Revenues and Cost of Revenues” for detail of revenues by segment.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Envestnet Wealth Solutions	$3,968	$32,459	$29,237	$66,656
Envestnet Data & Analytics	(3,705)	1,342	(9,292)	2,631
Nonsegment operating expenses	(31,986)	(22,870)	(58,389)	(41,541)
Income (loss) from operations	(31,723)	10,931	(38,444)	27,746
Other income (expense), net	1,622	(3,784)	(4,345)	(11,252)
Consolidated income (loss) before income tax benefit	(30,101)	7,147	(42,789)	16,494
Income tax provision (benefit)	(5,833)	15,516	(3,813)	9,928
Consolidated net income (loss)	(24,268)	(8,369)	(38,976)	6,566
Add: Net loss attributable to non-controlling interest	983	88	1,832	99
Consolidated net income (loss) attributable to Envestnet, Inc.	$(23,285)	$(8,281)	$(37,144)	$6,665

A summary of consolidated total assets follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Envestnet Wealth Solutions	$1,615,651	$1,720,779
Envestnet Data & Analytics	571,749	520,403
Consolidated total assets	$2,187,400	$2,241,182

16.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	June 30,	December 31,
	2022	2021

	(in thousands)
United States	$218,397	$180,680
India	2,571	2,923
Other	175	271
Total long-lived assets, net	$221,143	$183,874

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

Procurement of Technology Solutions

On April 1, 2022, the Company entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $9.0 million, including an advance of $4.0 million. This advance is included in other non-current assets in the condensed consolidated balance sheets.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The Company believes FinancialApps’s allegations are without merit and will continue to defend the claims against it and litigate the counterclaims vigorously.

The Company and Yodlee were also named as defendants in a putative class action lawsuit filed on August 25, 2020, by Plaintiff Deborah Wesch in the United States District Court for the Northern District of California. On October 21, 2020, an amended class action complaint was filed by Plaintiff Wesch and nine additional named plaintiffs. The case caption is Deborah Wesch, et al., v. Yodlee, Inc., et al., Case No. 3:20-cv-05991-SK. Plaintiffs allege that Yodlee unlawfully collected their financial transaction data when plaintiffs linked their bank accounts to a mobile application that uses Yodlee’s API, and plaintiffs further allege that Yodlee unlawfully sold the transaction data to third parties. The complaint alleges violations of certain California statutes and common law, including the Unfair Competition Law, and federal statutes, including the Stored Communications Act. Plaintiffs are seeking monetary damages and equitable and injunctive relief on behalf of themselves and a putative nationwide class and California subclass of persons who provided their log-in credentials to a Yodlee-powered app in an allegedly similar manner from 2014 to the present. The Company believes that it is not properly named as a defendant in the lawsuit and it further believes, along with Yodlee, that plaintiffs’ claims are without merit. On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint. On February 16, 2021, the district court granted in part and denied in part Yodlee’s motion to dismiss the amended complaint and granted the plaintiffs leave to further amend. The Court reserved ruling on the Company’s motion to dismiss and granted limited jurisdictional discovery to the plaintiffs. On March 15, 2021, Plaintiffs filed a second amended class action complaint re-alleging, among others, the claims the district court had dismissed. The second amended complaint did not allege any claims against the Company or Yodlee that were not previously alleged in first amended complaint. On May 5, 2021, the Company filed a motion to dismiss all claims asserted against it in the second amended complaint, and Yodlee filed a motion to dismiss most claims asserted against it in the second amended complaint. On July 19, 2021, the Court granted in part Yodlee’s motion, resulting in the dismissal of all federal law claims and two of the state-law claims. On August 5, 2021, the Court granted the Company's motion to dismiss, and dismissed the Company from the lawsuit. Discovery continues on the remaining state law claims against Yodlee. On October 8, 2021, Yodlee filed a motion for summary judgment, which has been fully briefed. Oral argument is scheduled for August 22, 2022. Yodlee will continue to vigorously defend the remaining claims against it.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2022. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

18.Subsequent Events

Acquisition of Truelytics

On July 1, 2022, pursuant to an agreement and plan of merger (the “Merger Agreement”), dated as of May 10, 2022, between, among others, Truelytics, Inc., (“Truelytics”), Yodlee, Inc. and Quadrant Merger Sub Inc., a wholly owned subsidiary of Envestnet (“Merger Sub”), the Company completed the merger of Truelytics with and into Merger Sub, with Truelytics continuing as the surviving corporation (the “Truelytics Merger”) and a wholly owned subsidiary of Envestnet.

The acquisition of Truelytics aligns with the Company's strategy to further connect its ecosystem by creating transformative progress for its advisors and clients. Truelytics is an Advisor Transition Management platform and the first end-to-end data-driven system to help wealth management and insurance enterprises attract, grow, and retain advisory businesses, while also reducing the costs related to advisor transitions. The Truelytics platform combines Envestnet data, analytics, and wealth technology to further support advisors across the ecosystem.

Envestnet expects to integrate Truelytics into the Company’s Envestnet Data and Analytics segment.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Subject to the terms and conditions of the Merger Agreement, the Company paid estimated cash consideration of approximately $21 million, net of cash acquired, subject to certain post-closing adjustments. The Company funded the Truelytics acquisition with available cash resources.

Due to the lack of available information, the disclosures in relation to ASC 805 are currently not able to be included in this Form 10-Q.

Acquisition of Redi2 Technologies

On July 1, 2022 pursuant to a stock purchase agreement, dated as of June 24, 2022, between Envestnet, Inc. (“Envestnet”) and Redi2 Technologies Inc., (“Redi2 Technologies”), Envestnet completed the acquisition of Redi2 Technologies (the “Redi2 Technologies Acquisition”). Redi2 Technologies provides revenue management and hosted fee-billing solutions. Its platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance.

The Company expects to integrate the technology and operations of the Redi2 Technologies business into the Company’s Envestnet Wealth segment.

In connection with the Redi2 Technologies Acquisition, the Company paid estimated consideration of approximately $70 million in cash. The Company funded the Redi2 Technologies Acquisition with available cash resources. In addition, certain executives may earn up to $20 million based upon the achievement of certain target financial and non-financial metrics.

Due to the lack of available information, the disclosures in relation to ASC 805 are currently not able to be included in this Form 10-Q.

Exercise of Membership Interests

The Company granted membership interests in certain of the Company's equity investments to two legacy PIEtech executives as part of its 2019 acquisition of PIEtech. These interests, which were fully vested as of May 1, 2020, became exercisable on May 1, 2022. In July 2022, these executives exercised their respective put options and sold these membership interests to the Company for approximately $10 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Unless otherwise indicated, the terms “Envestnet,” the “Company,” “we,” “us” and “our” refer to Envestnet, Inc. and its subsidiaries as a whole.

This quarterly report on Form 10-Q for the quarter ended June 30, 2022 ("Quarterly Report") contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. The potential risks, uncertainties and other factors that could cause actual results to differ from those expressed by the forward-looking statements in this Quarterly Report include, but are not limited to,

•a pandemic or health crisis, including the COVID-19 pandemic;
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
•general economic, political and regulatory conditions;
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

Recent Developments

Russia and Ukraine Conflict

In February 2022, military conflict escalated between Russia and Ukraine which continues as of the date of this quarterly report. The uncertainty over the extent and duration of the ongoing conflict continues to cause disruptions to businesses and markets worldwide. The extent of the effect on our financial performance will continue to depend on future developments, including the extent and duration of the conflict, economic sanctions imposed, further governmental and private sector responses and the timing and extent normal economic conditions resume, all of which are uncertain and difficult to predict. Although we are unable to estimate the overall financial effect of the conflict at this time, as the conflict continues, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. As of June 30, 2022, these condensed consolidated financial statements do not reflect any adjustments as a result of the conflict.

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

We expect to incur an additional $35 to $40 million over the remainder of 2022 as we continue to invest in our ecosystem. The majority of these charges will be recorded to compensation and benefits expense in our condensed consolidated statement of operations. For the six months ended June 30, 2022, we recorded approximately $22 million of compensation and benefit expense related to this plan.

Procurement of Technology Solutions

On April 1, 2022, we entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $9.0 million, including an advance of $4.0 million. This advance is included in other non-current assets in the condensed consolidated balance sheets.

Office Closures

In April 2022, in response to changing needs and an increase in employees working remotely, we closed three offices in the United States. We are currently exploring alternative uses for these properties, including sublease options. In connection with these closures, we recognized $3.7 million of losses on asset retirements in the three and six months ended June 30, 2022 which are included in general and administration expense in the condensed consolidated statement of operations. Additionally, we recognized $13.0 million of lease restructuring costs in the three and six months ended June 30, 2022 which are included in general and administration expense in the condensed consolidated statement of operations.

Investment in Privately Held Company

On May 20, 2022, we acquired a 25.0% interest in a privately held company for cash consideration of $5.0 million. Subject to the occurrence of certain conditions, we agreed to invest up to an additional $10.0 million for additional units in the future. We use the equity method of accounting to record our portion of this privately held company's net income or loss on a one quarter lag from the actual results of operations. We use the equity method of accounting because of our less than 50% ownership interest and lack of control and we do not otherwise exercise control over the significant economic and operating decisions of the privately held company.

Acquisition of 401kplans.com

On May 31, 2022, we acquired 401kplans.com LLC (“401kplans.com”). 401kplans.com has been integrated into the Envestnet Wealth Solutions segment.

401kplans.com provides a digital 401(k) retirement plan marketplace that streamlines retirement plan distribution and due diligence among financial advisors and third-party administrators. The acquisition demonstrates our commitment to the retirement plan industry and is expected to create a more seamless experience and enhance productivity for advisors by helping them shop, compare and select the best-fitting 401(k) plan for their client.

In connection with the 401kplans.com acquisition, we paid estimated consideration of $14.5 million, net of cash acquired, subject to certain post-closing adjustments. We funded the acquisition with cash on hand.

Dilution gain on equity method investee share issuance

We have an ownership interest in a privately held company that is accounted for under the equity method. During the six months ended June 30, 2022, we funded a $2.5 million convertible loan to this privately held company. During the three months ended June 30, 2022, this privately held company raised additional preferred equity which reduced our ownership to 41.0% and our convertible loan was converted. As a result of this transaction, we recorded a $6.9 million dilution gain during the three months ended June 30, 2022, which is included in other income (expense), net in the condensed consolidated statements of operations.

Acquisition of Truelytics

On July 1, 2022, we acquired Truelytics, Inc. (“Truelytics”). The acquisition of Truelytics aligns with our strategy to further connect our ecosystem by creating transformative progress for our advisors and clients. Truelytics is an Advisor Transition Management platform and the first end-to-end data-driven system to help wealth management and insurance enterprises attract, grow, and retain advisory businesses, while also reducing the costs related to advisor transitions. The Truelytics platform combines our data, analytics, and wealth technology to further support advisors across the ecosystem. We expect to integrate Truelytics into the Envestnet Data & Analytics segment.

In connection with the acquisition of Truelytics, we paid estimated cash consideration of approximately $21 million, net of cash acquired, subject to certain post-closing adjustments. We funded the Truelytics acquisition with cash on hand.

Acquisition of Redi2 Technologies

On July 1, 2022, we acquired Redi2 Technologies Inc. (“Redi2 Technologies”). Redi2 Technologies provides revenue management and hosted fee-billing solutions. Its platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance. We expect to integrate Redi2 Technologies into the Envestnet Wealth segment.

In connection with the Redi2 Technologies Acquisition, we paid estimated consideration of approximately $70 million in cash. We funded the Redi2 Technologies Acquisition with cash on hand. In addition, certain executives may earn up to $20 million based upon the achievement of certain target financial and non-financial metrics.

Exercise of Membership Interests

We granted membership interests in certain of our equity investments to two legacy PIEtech executives as part of the 2019 acquisition of PIEtech. These interests, which were fully vested as of May 1, 2020, became exercisable on May 1, 2022. In July 2022, these executives exercised their respective put options and sold these membership interests to us for approximately $10 million.

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

•Envestnet Data & Analytics – a leading data aggregation, intelligence, and experiences platform that powers data connectivity and business intelligence across digital financial services to enable them to deliver an Intelligent Financial Life to their clients.

Envestnet Wealth Solutions Segment

Envestnet Wealth Solutions empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients, enabling them to deliver an Intelligent Financial Life to their clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By June 30, 2022, Envestnet’s platform assets were approximately $5.0 trillion in nearly 18 million accounts overseen by more than 105,000 advisors.

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

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2021	2021	2021	2022(1)	2022

	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$315,422	$327,279	$362,038	$361,251	$325,209
Assets under Administration (“AUA”)	426,416	431,040	456,316	432,141	352,840
Total AUM/A	741,838	758,319	818,354	793,392	678,049
Subscription	4,447,733	4,670,827	4,901,662	4,736,537	4,312,114
Total Platform Assets	$5,189,571	$5,429,146	$5,720,016	$5,529,929	$4,990,163
Platform Accounts
AUM	1,209,761	1,276,066	1,345,274	1,459,093	1,491,861
AUA	1,163,991	1,193,069	1,217,076	1,186,180	1,061,484
Total AUM/A	2,373,752	2,469,135	2,562,350	2,645,273	2,553,345
Subscription	11,712,573	14,810,664	14,986,531	15,151,569	15,312,144
Total Platform Accounts	14,086,325	17,279,799	17,548,881	17,796,842	17,865,489
Advisors
AUM/A	41,259	41,696	39,735	39,800	38,394
Subscription	66,597	66,489	68,808	67,168	66,838
Total Advisors	107,856	108,185	108,543	106,968	105,232
(1) Certain assets and accounts have been reclassified from AUA to AUM to better reflect the nature of the services provided to certain customers.

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended June 30, 2022
	As of	Gross		Net	Market	Reclass to	As of
	3/31/2022	Sales	Redemptions	Flows	Impact	Subscription	6/30/2022

	(in millions, except account data)
AUM	$361,251	$24,829	$(18,962)	$5,867	$(41,909)	$—	$325,209
AUA	432,141	27,323	(27,662)	(339)	(50,499)	(28,463)	352,840
Total AUM/A	$793,392	$52,152	$(46,624)	$5,528	$(92,408)	$(28,463)	$678,049
Fee-Based Accounts	2,645,273			19,494		(111,422)	2,553,345

The above AUM/A gross sales figures include $9.2 billion in new client conversions. We onboarded an additional $24.4 billion in subscription conversions during the three months ended June 30, 2022 bringing total conversions for the three months ended June 30, 2022 to $33.6 billion.

Asset and account figures in the “Reclass to Subscription” columns for the three months ended June 30, 2022 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

	Asset Rollforward - Six Months Ended June 30, 2022
	As of	Gross		Net	Market	Reclass to		As of
	12/31/2021	Sales	Redemptions	Flows	Impact	Subscription	Reclassification(1)	6/30/2022

	(in millions, except account data)
AUM	$362,038	$53,528	$(34,929)	$18,599	$(64,149)	$—	$8,721	$325,209
AUA	456,316	55,664	(47,574)	8,090	(74,382)	(28,463)	(8,721)	352,840
Total AUM/A	$818,354	$109,192	$(82,503)	$26,689	$(138,531)	$(28,463)	$—	$678,049
Fee-Based Accounts	2,562,350			102,417		(111,422)	—	2,553,345
(1) Certain assets have been reclassified from AUA to AUM to better reflect the nature of the services provided to certain customers.

The above AUM/A gross sales figures include $18.3 billion in new client conversions. We onboarded an additional $58.7 billion in subscription conversions during the six months ended June 30, 2022 bringing total conversions for the six months ended June 30, 2022 to $77.0 billion. (Note: We have revised our subscription conversions for the three months ended March 31, 2022 to $34.3 billion from the previously reported $32.8 billion.)

Asset and account figures in the “Reclass to Subscription” columns for the six months ended June 30, 2022 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

Envestnet Data & Analytics Segment

Envestnet Data & Analytics is a leading data aggregation, data intelligence, and experiences platform. Envestnet Data & Analytics enables consumers to aggregate financial accounts within client applications and provides to clients the functionality to gather, refine, and aggregate massive sets of consumer permissioned data for use in financial applications, reports, market research analysis, and application programming interfaces (“APIs”).
Approximately 1,700 clients, including financial institutions, financial technology innovators and financial advisory firms, including 13 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for approximately 36 million end-users.

Envestnet Data & Analytics serves four main client groups: financial institutions (“Banking”), financial advisors and institutions (“Wealth”), market intelligence and analytics providers (“Research”) and financial technology innovators (“Tech”).

These groups serve the following customers:

•Banking – Retail Banks, Credit Unions and credit card providers
•Wealth – Wealth management financial advisors and institutions
•Research – Research and analyst firms
•Tech – Personal financial management, small business accounting, e-commerce, payment solutions providers, small business lending and authentication

With the exception of the Tech Group, we provide clients with secure access to open APIs, user facing applications powered by our platform, APIs and reports. We aggregate and cleanse client permission consumer data elements. Envestnet Data & Analytics also enables clients to develop their own applications through its open APIs, which deliver secure data, payments solutions, and other functionality.
The Tech group enables clients to develop new applications and enhance existing solutions through our APIs. These clients operate in a number of sub-vertical markets, including FinTech, wealth management, personal financial management, small business accounting, small business lending and authentication.
We believe that our brand recognition, innovative technology and intellectual property, large client base, and unique data gathering and enrichment provide us with competitive advantages that have enabled us to grow.

Operational Highlights

Asset-based recurring revenues increased 13% from $170.1 million in the three months ended June 30, 2021 to $192.0 million in the three months ended June 30, 2022. Subscription-based recurring revenues increased 5% from $112.5 million in the three months ended June 30, 2021 to $118.1 million in the three months ended June 30, 2022. Total revenues, which also includes professional services and other revenues, increased 10% from $288.7 million in the three months ended June 30, 2021 to $318.9 million in the three months ended June 30, 2022.

The Envestnet Wealth Solutions segment's total revenues increased 13% from $240.3 million in the three months ended June 30, 2021 to $272.0 million in the three months ended June 30, 2022 due to an increase in asset-based revenues of $21.9 million, an increase in subscription-based revenues of $6.9 million and an increase in professional services and other revenues of $2.9 million. The Envestnet Data & Analytics segment's total revenues decreased 3% from $48.4 million in the three months ended June 30, 2021 to $46.9 million in the three months ended June 30, 2022 primarily due to a decrease in subscription-based revenues of $1.3 million and a decrease in professional services and other revenues of $0.3 million.

Asset-based recurring revenues increased 20% from $329.5 million in the six months ended June 30, 2021 to $394.7 million in the six months ended June 30, 2022. Subscription-based recurring revenues increased 5% from $222.3 million in the six months ended June 30, 2021 to $232.9 million in the six months ended June 30, 2022. Total revenues, which also includes professional services and other revenues, increased 14% from $563.8 million in the six months ended June 30, 2021 to $640.2 million in the six months ended June 30, 2022.

The Envestnet Wealth Solutions segment's total revenues increased 17% from $466.7 million in the six months ended June 30, 2021 to $545.6 million in the six months ended June 30, 2022 due to an increase in asset-based revenues of $65.2 million, an increase in subscription-based revenues of $11.4 million and an increase in professional services and other revenues of $2.2 million. The Envestnet Data & Analytics segment's total revenues decreased 3% from $97.1 million in the six months ended June 30, 2021 to $94.6 million in the six months ended June 30, 2022 primarily due to a decrease in professional services and other revenues of $1.6 million and a decrease in subscription-based revenues of $0.9 million.

Net loss attributable to Envestnet, Inc. for the three months ended June 30, 2022 was $23.3 million, or $0.42 per diluted share, compared to a net loss attributable to Envestnet, Inc. of $8.3 million, or $0.15 per diluted share, for the three months ended June 30, 2021.

Net loss attributable to Envestnet, Inc. for the six months ended June 30, 2022 was $37.1 million, or $0.67 per diluted share, compared to net income attributable to Envestnet, Inc. of $6.7 million, or $0.12 per diluted share, for the six months ended June 30, 2021.

Adjusted revenues for the three months ended June 30, 2022 were $318.9 million, compared to adjusted revenues of $288.8 million in the prior year period. Adjusted EBITDA for the three months ended June 30, 2022 was $57.1 million, compared to adjusted EBITDA of $71.1 million in the prior year period. Adjusted net income for the three months ended June 30, 2022 was $32.0 million, or $0.49 per diluted share, compared to adjusted net income of $43.5 million, or $0.67 per diluted share in the prior year period.

Adjusted revenues for the six months ended June 30, 2022 were $640.3 million, compared to adjusted revenues of $564.0 million in the prior year period. Adjusted EBITDA for the six months ended June 30, 2022 was $112.8 million, compared to adjusted EBITDA of $139.3 million in the prior year period. Adjusted net income for the six months ended June 30, 2022 was $63.0 million, or $0.96 per diluted share, compared to adjusted net income of $85.4 million, or $1.31 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of our non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2022	2021	Change	2022	2021	Change

	(in thousands)			(in thousands)
Revenues:
Asset-based	$191,972	$170,075	13%	$394,689	$329,450	20%
Subscription-based	118,120	112,504	5%	232,854	222,333	5%
Total recurring revenues	310,092	282,579	10%	627,543	551,783	14%
Professional services and other revenues	8,760	6,159	42%	12,672	12,060	5%
Total revenues	318,852	288,738	10%	640,215	563,843	14%
Operating expenses:
Cost of revenues	126,482	100,494	26%	251,764	193,363	30%
Compensation and benefits	125,767	105,548	19%	252,616	206,262	22%
General and administration	66,144	41,755	58%	110,479	78,070	42%
Depreciation and amortization	32,182	30,010	7%	63,800	58,402	9%
Total operating expenses	350,575	277,807	26%	678,659	536,097	27%
Income (loss) from operations	(31,723)	10,931	*	(38,444)	27,746	*
Other income (expense), net	1,622	(3,784)	(143)%	(4,345)	(11,252)	(61)%
Income (loss) before income tax provision (benefit)	(30,101)	7,147	*	(42,789)	16,494	*
Income tax provision (benefit)	(5,833)	15,516	(138)%	(3,813)	9,928	(138)%
Net income (loss)	(24,268)	(8,369)	*	(38,976)	6,566	*
Add: Net loss attributable to non-controlling interest	983	88	*	1,832	99	*
Net income (loss) attributable to Envestnet, Inc.	$(23,285)	$(8,281)	*	$(37,144)	$6,665	*
*Not meaningful.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Asset-based recurring revenues

Asset-based recurring revenues increased 13% from $170.1 million in the three months ended June 30, 2021 to $192.0 million in the three months ended June 30, 2022. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles (which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter), the impact of new account growth and positive net flows of AUM/A in the second quarter of 2022.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 41,000 as of June 30, 2021 to approximately 38,000 as of June 30, 2022, and the number of AUM/A client accounts increased from approximately 2.4 million as of June 30, 2021 to approximately 2.6 million as of June 30, 2022.

Asset-based recurring revenues increased from 59% of total revenue in the three months ended June 30, 2021 to 60% of total revenue in the three months ended June 30, 2022.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 5% from $112.5 million in the three months ended June 30, 2021 to $118.1 million in the three months ended June 30, 2022. This increase was primarily due to an increase of $6.9 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth, partially offset by a decrease of $1.3 million in the Envestnet Data & Analytics segment.

Professional services and other revenues

Professional services and other revenues increased 42% from $6.2 million in the three months ended June 30, 2021 to $8.8 million in the three months ended June 30, 2022. The increase was due to an increase in revenues resulting from the 2022 Advisor Summit, which was held as an in-person event. The 2021 Advisor Summit was virtual due to the COVID-19 pandemic. This increase in Advisor Summit revenues was partially offset by lower professional services revenue due to the timing of the completion of customer projects and deployments within both segments.

Cost of revenues

Cost of revenues increased 26% from $100.5 million in the three months ended June 30, 2021 to $126.5 million in the three months ended June 30, 2022. The increase was primarily due to an increase in asset-based cost of revenues of $19.0 million, which directly correlates with the increase to asset-based recurring revenues during the period, and an increase in professional services and other cost of revenues of $6.8 million, primarily as a result of our 2022 Advisor Summit, which was held in-person. As a percentage of total revenues, cost of revenues increased from 35% in the three months ended June 30, 2021 to 40% in three months ended June 30, 2022, primarily due to shifts in pricing and product mix for asset-based revenues and additional costs incurred in 2022 related to the in-person Advisor Summit event in the Envestnet Wealth Solutions segment. Cost of revenues as a percentage of total revenues in the Envestnet Data & Analytics segment remained consistent.

Compensation and benefits

Compensation and benefits increased 19% from $105.5 million in the three months ended June 30, 2021 to $125.8 million in the three months ended June 30, 2022. The increase is comprised primarily of increases in salaries, benefits and related payroll taxes of $11.8 million, non-cash compensation expense of $6.2 million and severance expense of $1.8 million. As a percentage of total revenues, compensation and benefits increased from 37% in the three months ended June 30, 2021 to 39% in the three months ended June 30, 2022.

General and administration

General and administration expenses increased 58% from $41.8 million in the three months ended June 30, 2021 to $66.1 million in the three months ended June 30, 2022. The increase was primarily due to increases in lease restructuring and asset retirement costs of $15.4 million, software and maintenance charges of $3.7 million, litigation and regulatory related expenses of $2.4 million, marketing expense of $1.6 million and travel and entertainment expense of $1.5 million. These increases were partially offset by a decrease in professional and legal fees of $1.7 million and in occupancy costs of $1.5 million. As a percentage of total revenues, general and administration expenses increased from 14% in the three months ended June 30, 2021 to 21% in the three months ended June 30, 2022, primarily due to lease restructuring and asset retirements charges incurred for three office closures.

Depreciation and amortization

Depreciation and amortization expense increased 7% from $30.0 million in the three months ended June 30, 2021 to $32.2 million in the three months ended June 30, 2022. The increase was primarily due to increases in amortization related to internally developed software of $1.8 million and additional depreciation on fixed assets. As a percentage of total revenues, depreciation and amortization expense remained consistent at 10% in the three months ended June 30, 2021 and 2022.

Other income (expense), net

Other income (expense), net increased from other expense of $3.8 million in the three months ended June 30, 2021 to other income of $1.6 million in the three months ended June 30, 2022, primarily due to a $6.9 million dilution gain recorded in 2022 related to an equity method investee's share issuance, which was partially offset by a decrease of $0.8 million related to the fair market value adjustment to investment in private company and an increase in losses of $0.6 million related to equity investments.

Income tax provision (benefit)

	Three Months Ended
	June 30,
	2022	2021

	(in thousands, except effective tax rate)
Income (loss) before income tax provision (benefit)	$(30,101)	$7,147
Income tax provision (benefit)	(5,833)	15,516
Effective tax rate	19.4%	217.1%

Under Accounting Standards Codification (“ASC”) 740-270-25, we are required to report income tax expense by applying a projected annual effective tax rate (“AETR”) to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The effective tax rate (“ETR”) for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of actual pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change. For the three months ended June 30, 2022 and 2021, our ETR was impacted by the change in forecasted and actual year-to-date pre-tax book income.

For the three months ended June 30, 2022, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance we had placed on a portion of U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state research and development ("R&D") credits, and the partial reserve release for an uncertain tax position due to the expiration of a statute of limitations.

For the three months ended June 30, 2021, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance we had placed on a portion of U.S. deferred tax assets, including the valuation allowance impact of the Harvest acquisition, permanent book-tax differences, and the impact of state and local taxes offset by the federal and state R&D credits.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Asset-based recurring revenues

Asset-based recurring revenues increased 20% from $329.5 million in the six months ended June 30, 2021 to $394.7 million in the six months ended June 30, 2022. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles (which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter), the impact of new account growth and positive net flows of AUM/A in the first six months of 2022.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 41,000 as of June 30, 2021 to approximately 38,000 as of June 30, 2022, and the number of AUM/A client accounts increased from approximately 2.4 million as of June 30, 2021 to approximately 2.6 million as of June 30, 2022.

Asset-based recurring revenues increased from 58% of total revenue in the six months ended June 30, 2021 to 62% of total revenue in the six months ended June 30, 2022, primarily due to a higher increase in asset-based recurring revenues as compared to subscription-based recurring revenues.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 5% from $222.3 million in the six months ended June 30, 2021 to $232.9 million in the six months ended June 30, 2022. This increase was primarily due to an increase of $11.4 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues increased 5% from $12.1 million in the six months ended June 30, 2021 to $12.7 million in the six months ended June 30, 2022. The increase was due to an increase in revenues resulting from the 2022 Advisor Summit, which was held as an in-person event. The 2021 Advisor Summit was virtual due to the COVID-19 pandemic. This increase in Advisor Summit revenues was partially offset by lower professional services revenue in the Envestnet Data & Analytics segment due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 30% from $193.4 million in the six months ended June 30, 2021 to $251.8 million in the six months ended June 30, 2022. The increase was primarily due to an increase in asset-based cost of revenues of $50.2 million, which directly correlates with the increase to asset-based recurring revenues during the period, and an increase in professional services and other cost of revenues of $6.8 million, primarily as a result of our 2022 Advisor Summit, which was held in-person. As a percentage of total revenues, cost of revenues increased from 34% in the six months ended June 30, 2021 to 39% in six months ended June 30, 2022, primarily due to shifts in pricing and product mix for asset-based revenues and additional costs incurred in 2022 related to the in-person Advisor Summit event in the Envestnet Wealth Solutions segment as well as costs incurred to migrate our hosting platforms to a third-party cloud server solution in the Envestnet Data & Analytics segment.

Compensation and benefits

Compensation and benefits increased 22% from $206.3 million in the six months ended June 30, 2021 to $252.6 million in the six months ended June 30, 2022. The increase is primarily comprised of increases in salaries, benefits and related payroll taxes of $28.0 million, non-cash compensation expense of $13.9 million, miscellaneous employee expenses of $1.9 million, contract labor expenses of $1.4 million and short term variable expenses of $1.2 million. As a percentage of total revenues, compensation and benefits increased from 37% in the six months ended June 30, 2021 to 39% in the six months ended June 30, 2022.

General and administration

General and administration expenses increased 42% from $78.1 million in the six months ended June 30, 2021 to $110.5 million in the six months ended June 30, 2022. The increase was primarily due to increases in lease restructuring and asset retirement costs of $15.3 million, software and maintenance charges of $7.2 million, litigation and regulatory related expenses of $3.7 million, marketing expense of $3.2 million, travel and entertainment expense of $2.5 million, and miscellaneous general and administration expense of $2.1 million. These increases were partially offset by decreases in professional and legal fees of $2.1 million, occupancy costs of $2.1 million and bad debt expense of $1.7 million. As a percentage of total revenues, general and administration expenses increased from 14% in the six months ended June 30, 2021 to 17% in the six months ended June 30, 2022, primarily due to lease restructuring and asset retirements charges incurred for three office closures.

Depreciation and amortization

Depreciation and amortization expense increased 9% from $58.4 million in the six months ended June 30, 2021 to $63.8 million in the six months ended June 30, 2022. The increase was primarily due to increases in internally developed software amortization expense of $4.0 million and additional depreciation on fixed assets. As a percentage of total revenues, depreciation and amortization expense remained consistent at 10% in the six months ended June 30, 2021 and 2022.

Other expense, net

Other expense, net decreased from $11.3 million in the six months ended June 30, 2021 to $4.3 million in the six months ended June 30, 2022. The decrease was primarily due to a $6.9 million dilution gain recorded in 2022 related to an equity method investee's share issuance and a decrease in losses of $1.1 million related to equity investments. These were partially offset by a decrease of $0.8 million related to the fair market value adjustment to investment in private company.

Income tax provision (benefit)

	Six Months Ended
	June 30,
	2022	2021

	(in thousands, except effective tax rate)
Income (loss) before income tax provision (benefit)	$(42,789)	$16,494
Income tax provision (benefit)	(3,813)	9,928
Effective tax rate	8.9%	60.2%

Under ASC 740-270-25, we are required to report income tax expense by applying a projected AETR to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The ETR for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of actual pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change. For the six months ended June 30, 2022 and 2021, our ETR was impacted by the change in forecasted and actual year-to-date pre-tax book income.

For the six months ended June 30, 2022, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance we had placed on a portion of U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state research and development ("R&D") credits, and the partial reserve release for an uncertain tax position due to the expiration of a statute of limitations.

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

The following table reconciles income from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Envestnet Wealth Solutions	$3,968	$32,459	$29,237	$66,656
Envestnet Data & Analytics	(3,705)	1,342	(9,292)	2,631
Nonsegment operating expenses	(31,986)	(22,870)	(58,389)	(41,541)
Income (loss) from operations	(31,723)	10,931	(38,444)	27,746
Other income (expense), net	1,622	(3,784)	(4,345)	(11,252)
Consolidated income (loss) before income tax benefit	(30,101)	7,147	(42,789)	16,494
Income tax provision (benefit)	(5,833)	15,516	(3,813)	9,928
Consolidated net income (loss)	(24,268)	(8,369)	(38,976)	6,566
Add: Net loss attributable to non-controlling interest	983	88	1,832	99
Consolidated net income (loss) attributable to Envestnet, Inc.	$(23,285)	$(8,281)	$(37,144)	$6,665

 Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2022	2021	Change	2022	2021	Change

	(in thousands)			(in thousands)
Revenues:
Asset-based	$191,972	$170,075	13%	$394,689	$329,450	20%
Subscription-based	73,568	66,663	10%	142,105	130,675	9%
Total recurring revenues	265,540	236,738	12%	536,794	460,125	17%
Professional services and other revenues	6,460	3,559	82%	8,774	6,582	33%
Total revenues	272,000	240,297	13%	545,568	466,707	17%
Operating expenses:
Cost of revenues	120,722	94,713	27%	239,530	182,145	32%
Compensation and benefits	78,759	65,114	21%	157,403	127,968	23%
General and administration	45,001	24,884	81%	72,361	45,583	59%
Depreciation and amortization	23,550	23,127	2%	47,037	44,355	6%
Total operating expenses	268,032	207,838	29%	516,331	400,051	29%
Income from operations	$3,968	$32,459	(88)%	$29,237	$66,656	(56)%

Three months ended June 30, 2022 compared to three months ended June 30, 2021 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 13% from $170.1 million in the three months ended June 30, 2021 to $192.0 million in the three months ended June 30, 2022. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles (which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter), due to the impact of new account growth and positive net flows of AUM/A in the second quarter of 2022.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 41,000 as of June 30, 2021 to approximately 38,000 as of June 30, 2022, and the number of AUM/A client accounts increased from approximately 2.4 million as of June 30, 2021 to approximately 2.6 million as of June 30, 2022.

As a percentage of segment revenues, asset-based recurring revenue remained consistent at 71% of segment revenue in the three months ended June 30, 2021 and 2022.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 10% from $66.7 million in the three months ended June 30, 2021 to $73.6 million in the three months ended June 30, 2022, primarily due to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues increased 82% from $3.6 million in the three months ended June 30, 2021 to $6.5 million in the three months ended June 30, 2022. The increase was due to an increase in revenues resulting from the 2022 Advisor Summit, which was held as an in-person event. The 2021 Advisor Summit was virtual due to the COVID-19 pandemic. This increase in Advisor Summit revenues was partially offset by lower professional services revenue due to the timing and completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 27% from $94.7 million in the three months ended June 30, 2021 to $120.7 million in the three months ended June 30, 2022. The increase was primarily due to an increase in asset-based cost of revenues of $19.0 million, which directly correlates with the increase to asset-based recurring revenues during the period, and an increase in professional services and other cost of revenues of $6.8 million, primarily as a result of our 2022 Advisor Summit, which was held in-person. As a percentage of segment revenues, cost of revenues increased from 39% in the three months ended June 30, 2021 to 44% in the three months ended June 30, 2022, primarily due to shifts in pricing and product mix for asset-based revenues and additional costs incurred in 2022 related to the in-person Advisor Summit event.

Compensation and benefits

Compensation and benefits increased from $65.1 million in the three months ended June 30, 2021 to $78.8 million in the three months ended June 30, 2022. The increase is primarily due to increases in salaries, benefits and related payroll taxes of $8.7 million, non-cash compensation expense of $3.8 million, severance expense of $1.7 million and other immaterial increases within compensation and benefit accounts, partially offset by a decrease in incentive compensation of $1.0 million. As a percentage of segment revenues, compensation and benefits increased from 27% in the three months ended June 30, 2021 to 29% in the three months ended June 30, 2022.

General and administration

General and administration expenses increased 81% from $24.9 million in the three months ended June 30, 2021 to $45.0 million in the three months ended June 30, 2022. The increase was primarily due to an increase of $15.4 million related to lease restructuring costs incurred in 2022 driven by the closure of three offices in the United States, in software and maintenance charges of $3.3 million, marketing expense of $2.3 million, and miscellaneous general and administrative expenses of $1.0 million. These increases were partially offset by decreases in occupancy costs of $1.5 million and professional and legal fees of $1.2 million. As a percentage of segment revenues, general and administration expenses increased from 10% in the three months ended June 30, 2021 to 17% in the three months ended June 30, 2022, primarily due to lease restructuring and asset retirements charges incurred for three office closures in April 2022.

Depreciation and amortization

Depreciation and amortization expense increased 2% from $23.1 million in the three months ended June 30, 2021 to $23.6 million in the three months ended June 30, 2022. The increase was primarily due to an increase in internally developed software amortization expense of $0.9 million, partially offset by other immaterial decreases within depreciation and amortization accounts. As a percentage of segment revenues, depreciation and amortization expense decreased from 10% in the three months ended June 30, 2021 to 9% in the three months ended June 30, 2022.

Six months ended June 30, 2022 compared to six months ended June 30, 2021 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 20% from $329.5 million in the six months ended June 30, 2021 to $394.7 million in the six months ended June 30, 2022. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles (which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter), due to the impact of new account growth and positive net flows of AUM/A in the first six months of 2022.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 41,000 as of June 30, 2021 to approximately 38,000 as of June 30, 2022, and the number of AUM/A client accounts increased from approximately 2.4 million as of June 30, 2021 to approximately 2.6 million as of June 30, 2022.

As a percentage of segment revenues, asset-based recurring revenue increased from 71% of segment revenue in the six months ended June 30, 2021 to 72% of segment revenue in the six months ended June 30, 2022.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 9% from $130.7 million in the six months ended June 30, 2021 to $142.1 million in the six months ended June 30, 2022, primarily due to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues increased 33% from $6.6 million in the six months ended June 30, 2021 to $8.8 million in the six months ended June 30, 2022. The increase was due to an increase in revenues resulting from the 2022 Advisor Summit, which was held as an in-person event. The 2021 Advisor Summit was virtual due to the COVID-19 pandemic. This increase in Advisor Summit revenues was partially offset by lower professional services revenue due to the timing and completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 32% from $182.1 million in the six months ended June 30, 2021 to $239.5 million in the six months ended June 30, 2022. The increase was primarily due to an increase in asset-based cost of revenues of $50.2 million, which directly correlates with the increase to asset-based recurring revenues during the period, and an increase in professional services and other cost of revenues of $6.8 million, primarily as a result of our 2022 Advisor Summit, which was held in-person. As a percentage of segment revenues, cost of revenues increased from 39% in the six months ended June 30, 2021 to 44% in the six months ended June 30, 2022, primarily due to shifts in pricing and product mix for asset-based revenues and additional costs incurred in 2022 related to the in-person Advisor Summit event.

Compensation and benefits

Compensation and benefits increased from $128.0 million in the six months ended June 30, 2021 to $157.4 million in the six months ended June 30, 2022. The increase is primarily due to increases in salaries, benefits and related payroll taxes of $20.2 million, non-cash compensation expense of $7.2 million and other immaterial increases within compensation and benefit accounts. As a percentage of segment revenues, compensation and benefits increased from 27% in the six months ended June 30, 2021 to 29% in the six months ended June 30, 2022.

General and administration

General and administration expenses increased 59% from $45.6 million in the six months ended June 30, 2021 to $72.4 million in the six months ended June 30, 2022. The increase was primarily due to an increase of $15.3 million related to lease restructuring costs incurred in 2022 driven by the closure of three offices in the United States, software and maintenance charges of $6.7 million, marketing expense of $3.9 million and miscellaneous general and administration expenses of $2.6 million. These increases were partially offset by decreased occupancy costs of $1.8 million. As a percentage of segment revenues, general and administration expenses increased from 10% in the six months ended June 30, 2021 to 13% in the six months ended June 30, 2022, primarily due to lease restructuring and asset retirements charges incurred for three office closures.

Depreciation and amortization

Depreciation and amortization expense increased 6% from $44.4 million in the six months ended June 30, 2021 to $47.0 million in the six months ended June 30, 2022. The increase was primarily due to an increase in internally developed software amortization expense of $2.2 million and an increase in finance lease amortization of $1.2 million, partially offset by other immaterial decreases within depreciation and amortization accounts. As a percentage of segment revenues, depreciation and amortization expense decreased from 10% in the six months ended June 30, 2021 to 9% in the six months ended June 30, 2022.

Envestnet Data & Analytics

The following table presents income (loss) from operations for the Envestnet Data & Analytics segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2022	2021	Change	2022	2021	Change

	(in thousands)			(in thousands)
Revenues:
Subscription-based	$44,552	$45,841	(3)%	$90,749	$91,658	(1)%
Professional services and other revenues	2,300	2,600	(12)%	3,898	5,478	(29)%
Total revenues	46,852	48,441	(3)%	94,647	97,136	(3)%
Operating expenses:
Cost of revenues	5,760	5,781	—%	12,234	11,218	9%
Compensation and benefits	23,994	25,008	(4)%	54,160	51,297	6%
General and administration	12,171	9,427	29%	20,782	17,943	16%
Depreciation and amortization	8,632	6,883	25%	16,763	14,047	19%
Total operating expenses	50,557	47,099	7%	103,939	94,505	10%
Income (loss) from operations	$(3,705)	$1,342	*	$(9,292)	$2,631	*
*Not meaningful.

Three months ended June 30, 2022 compared to three months ended June 30, 2021 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues decreased 3% from $45.8 million in the three months ended June 30, 2021 to $44.6 million in the three months ended June 30, 2022, primarily due to decreases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues decreased 12% from $2.6 million in the three months ended June 30, 2021 to $2.3 million in the three months ended June 30, 2022 primarily due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues remained consistent at $5.8 million in the three months ended June 30, 2021 and 2022. As a percentage of segment revenues, cost of revenues remained consistent at 12% in the three months ended June 30, 2021 and 2022.

Compensation and benefits

Compensation and benefits decreased 4% from $25.0 million in the three months ended June 30, 2021 to $24.0 million in the three months ended June 30, 2022, primarily due to decreases in severance expense of $2.1 million and non-cash compensation expense of $1.3 million, partially offset by an increase in salaries, benefits, and related payroll taxes of $1.8 million. As a percentage of segment revenues, compensation and benefits decreased from 52% in the three months ended June 30, 2021 to 51% in the three months ended June 30, 2022.

General and administration

General and administration expenses increased 29% from $9.4 million in the three months ended June 30, 2021 to $12.2 million in the three months ended June 30, 2022 primarily due to an increase in litigation and regulatory related expense of $2.4 million. As a percentage of segment revenues, general and administration expenses increased from 19% in the three months ended June 30, 2021 to 26% in the three months ended June 30, 2022, primarily due to an increase in litigation and regulatory related expenses incurred during 2022.

Depreciation and amortization

Depreciation and amortization expense increased 25% from $6.9 million in the three months ended June 30, 2021 to $8.6 million in the three months ended June 30, 2022. The increase is primarily due to an increase in internally developed software and intangible asset amortization expense. As a percentage of segment revenues, depreciation and amortization expense increased from 14% in the three months ended June 30, 2021 to 18% in three months ended June 30, 2022. The increase in depreciation and amortization as a percentage of total revenues is primarily due to higher amortization expense incurred in 2022 driven by increased capitalization related to internally developed software costs.

Six months ended June 30, 2022 compared to six months ended June 30, 2021 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues decreased 1% from $91.7 million in the six months ended June 30, 2021 to $90.7 million in the six months ended June 30, 2022, primarily due to decreases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues decreased 29% from $5.5 million in the six months ended June 30, 2021 to $3.9 million in the six months ended June 30, 2022 primarily due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 9% from $11.2 million in the six months ended June 30, 2021 to $12.2 million in the six months ended June 30, 2022. As a percentage of segment revenues, cost of revenues increased from 12% in the six months ended June 30, 2021 to 13% in the six months ended June 30, 2022.

Compensation and benefits

Compensation and benefits increased 6% from $51.3 million in the six months ended June 30, 2021 to $54.2 million in the six months ended June 30, 2022, primarily due to an increase in salaries, benefits, and related payroll taxes of $4.2 million, miscellaneous employee expenses of $1.1 million and other immaterial increases within compensation and benefit accounts, partially offset by decreases in severance expense of $2.2 million and in incentive compensation of $1.0 million. As a percentage of segment revenues, compensation and benefits increased from 53% in the six months ended June 30, 2021 to 57% in the six months ended June 30, 2022. The increase in compensation and benefits as a percentage of segment revenues is primarily driven by increased headcount related to domestic employees.

General and administration

General and administration expenses increased 16% from $17.9 million in the six months ended June 30, 2021 to $20.8 million in the six months ended June 30, 2022 as an increase in litigation and regulatory related expense of $3.7 million was partially offset by a decrease in bad debt expense of $0.7 million. As a percentage of segment revenues, general and administration expenses increased from 18% in the six months ended June 30, 2021 to 22% in the six months ended June 30, 2022, primarily due to an increase in litigation and regulatory related expenses incurred during 2022.

Depreciation and amortization

Depreciation and amortization expense increased 19% from $14.0 million in the six months ended June 30, 2021 to $16.8 million in the six months ended June 30, 2022. The increase is primarily due to an increase in internally developed software and intangible asset amortization expense. As a percentage of segment revenues, depreciation and amortization expense increased from 14% in the six months ended June 30, 2021 to 18% in six months ended June 30, 2022. The increase in depreciation and amortization as a percentage of total revenues is primarily due to higher amortization expense incurred in 2022 driven by increased capitalization related to internally developed software costs.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2022	2021	Change	2022	2021	Change

	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$23,014	$15,426	49%	$41,053	$26,997	52%
General and administration	8,972	7,444	21%	17,336	14,544	19%
Nonsegment operating expenses	$31,986	$22,870	40%	$58,389	$41,541	41%

Three months ended June 30, 2022 compared to three months ended June 30, 2021 for Nonsegment

Compensation and benefits

Compensation and benefits increased 49% from $15.4 million in the three months ended June 30, 2021 to $23.0 million in the three months ended June 30, 2022, primarily due to increased headcount that resulted in increases in non-cash compensation expense of $3.8 million, severance of $2.2 million, and salaries, benefits and related payroll taxes of $1.3 million.

General and administration

General and administration expenses increased 21% from $7.4 million in the three months ended June 30, 2021 to $9.0 million in the three months ended June 30, 2022. The increase was primarily due to an increase in transaction costs of $2.1 million driven by acquisition activity and system implementation costs, partially offset by other immaterial decreases.

Six months ended June 30, 2022 compared to six months ended June 30, 2021 for Nonsegment

Compensation and benefits

Compensation and benefits increased 52% from $27.0 million in the six months ended June 30, 2021 to $41.1 million in the six months ended June 30, 2022, primarily due to increased headcount that resulted in increases in non-cash compensation expense of $7.3 million, salaries, benefits and related payroll taxes of $3.5 million, and severance of $2.1 million.

General and administration

General and administration expenses increased 19% from $14.5 million in the six months ended June 30, 2021 to $17.3 million in the six months ended June 30, 2022. The increase was primarily due to an increase in transaction costs of $3.1 million driven by acquisition activity and system implementation costs, partially offset by other immaterial decreases.

Non-GAAP Financial Measures

In addition to reporting results according to U.S. generally accepted accounting principles (“GAAP”), we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenues,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per diluted share.”

“Adjusted revenues” excludes the effect of purchase accounting on the fair value of acquired deferred revenue. On January 1, 2022, the Company adopted ASU 2021-08 whereby it now accounts for contract assets and contract liabilities obtained upon a business combination in accordance with ASC 606. Prior to the adoption of ASU 2021-08, we recorded at fair value the acquired deferred revenue for contracts in effect at the time the entities were acquired. Consequently, revenue related to acquired entities for periods subsequent to the acquisition did not reflect the full amount of revenue that would have been recorded by these entities had they remained stand-alone entities. Adjusted revenues has limitations as a financial measure, should be considered as supplemental in nature and is not meant as a substitute for revenue prepared in accordance with GAAP.

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, accretion on contingent consideration and purchase liability, fair market value adjustment on contingent consideration liability, fair market value adjustment to investment in private company, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, dilution gain on equity method investee share issuance, income or loss allocations from equity method investments and (income) loss attributable to non-controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, non-cash interest expense, cash interest on our convertible notes, non-cash compensation expense, restructuring charges and transaction costs, severance, accretion on contingent consideration and purchase liability, fair market value adjustment on contingent consideration liability, fair market value adjustment to investment in private company, amortization of acquired intangibles, litigation and regulatory related expenses, foreign currency, non-income tax expense adjustment, dilution gain on equity method investee share issuance, income or loss allocations from equity method investments and (income) loss attributable to non-controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision (benefit), restructuring charges and transaction costs, severance, accretion on contingent consideration and purchase liability, fair market value adjustment on contingent consideration liability, litigation and regulatory related expenses, foreign currency, non-income tax expense, dilution gain on equity method investee share issuance, income or loss allocations from equity method investments, pre-tax loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

We understand that although adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under GAAP. In particular you should consider:

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

•We paid net cash for income taxes of $5.5 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. In the event that we generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Total revenues	$318,852	$288,738	$640,215	$563,843
Deferred revenue fair value adjustment	54	80	108	160
Adjusted revenues	$318,906	$288,818	$640,323	$564,003

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss)	$(24,268)	$(8,369)	$(38,976)	$6,566
Add (deduct):
Deferred revenue fair value adjustment	54	80	108	160
Interest income	(713)	(197)	(1,034)	(367)
Interest expense	4,212	4,225	9,065	8,440
Income tax provision (benefit)	(5,833)	15,516	(3,813)	9,928
Depreciation and amortization	32,182	30,010	63,800	58,402
Non-cash compensation expense	23,504	17,285	45,318	31,422
Restructuring charges and transaction costs	21,026	5,028	23,372	7,812
Severance	7,148	5,377	10,254	10,291
Accretion on contingent consideration and purchase liability	—	187	—	575
Fair market value adjustment on contingent consideration liability	—	—	—	(140)
Fair market value adjustment to investment in private company	—	(758)	—	(758)
Litigation and regulatory related expenses	4,306	1,938	7,383	3,647
Foreign currency	413	(138)	305	13
Non-income tax expense adjustment	189	295	213	(271)
Dilution gain on equity method investee share issuance	(6,934)	—	(6,934)	—
Loss allocations from equity method investments	1,400	757	2,945	4,045
(Income) loss attributable to non-controlling interest	440	(175)	817	(440)
Adjusted EBITDA	$57,126	$71,061	$112,823	$139,325

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except share and per share information)
Net income (loss)	$(24,268)	$(8,369)	$(38,976)	$6,566
Income tax provision (benefit) (1)	(5,833)	15,516	(3,813)	9,928
Income (loss) before income tax provision (benefit)	(30,101)	7,147	(42,789)	16,494
Add (deduct):
Deferred revenue fair value adjustment	54	80	108	160
Non-cash interest expense	1,415	1,429	3,474	2,852
Cash interest - Convertible Notes	2,480	2,480	4,960	4,960
Non-cash compensation expense	23,504	17,285	45,318	31,422
Restructuring charges and transaction costs	21,026	5,028	23,372	7,812
Severance	7,148	5,377	10,254	10,291
Accretion on contingent consideration and purchase liability	—	187	—	575
Fair market value adjustment on contingent consideration liability	—	—	—	(140)
Fair market value adjustment to investment in private company	—	(758)	—	(758)
Amortization of acquired intangibles	17,645	17,502	35,165	33,980
Litigation and regulatory related expenses	4,306	1,938	7,383	3,647
Foreign currency	413	(138)	305	13
Non-income tax expense adjustment	189	295	213	(271)
Dilution gain on equity method investee share issuance	(6,934)	—	(6,934)	—
Loss allocations from equity method investments	1,400	757	2,945	4,045
(Income) loss attributable to non-controlling interest	440	(175)	817	(440)
Adjusted net income before income tax effect	42,985	58,434	84,591	114,642
Income tax effect (2)	(10,961)	(14,901)	(21,571)	(29,234)
Adjusted net income	$32,024	$43,533	$63,020	$85,408

Basic number of weighted-average shares outstanding	55,203,120	54,440,388	55,054,272	54,325,353
Effect of dilutive shares:
Options to purchase common stock	129,217	198,277	142,510	210,381
Unvested restricted stock units	199,853	435,023	381,397	536,186
Convertible notes	9,898,549	9,898,549	9,898,549	9,898,549
Warrants	22,170	53,648	37,473	65,026
Diluted number of weighted-average shares outstanding	65,452,909	65,025,885	65,514,201	65,035,495
Adjusted net income per share - diluted	$0.49	$0.67	$0.96	$1.31

(1)For the three months ended June 30, 2022 and 2021, the effective tax rate computed in accordance with GAAP equaled 19.4% and 217.1%, respectively. For the six months ended June 30, 2022 and 2021, the effective tax rate computed in accordance with GAAP equaled 8.9% and 60.2%, respectively.
(2)An estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for both the three and six months ended June 30, 2022 and 2021.

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

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$272,000	$46,852	$—	$318,852
Deferred revenue fair value adjustment	54	—	—	54
Adjusted revenues	$272,054	$46,852	$—	$318,906

Income (loss) from operations	$3,968	$(3,705)	$(31,986)	$(31,723)
Add:
Deferred revenue fair value adjustment	54	—	—	54
Depreciation and amortization	23,550	8,632	—	32,182
Non-cash compensation expense	13,364	1,852	8,288	23,504
Restructuring charges and transaction costs	16,897	753	3,376	21,026
Severance	2,813	(431)	4,766	7,148
Litigation and regulatory related expenses	—	4,306	—	4,306
Non-income tax expense adjustment	184	5	—	189
Loss attributable to non-controlling interest	440	—	—	440
Adjusted EBITDA	$61,270	$11,412	$(15,556)	$57,126

	Three Months Ended June 30, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$240,297	$48,441	$—	$288,738
Deferred revenue fair value adjustment	80	—	—	80
Adjusted revenues	$240,377	$48,441	$—	$288,818

Income (loss) from operations	$32,459	$1,342	$(22,870)	$10,931
Add (deduct):
Deferred revenue fair value adjustment	80	—	—	80
Depreciation and amortization	23,127	6,883	—	30,010
Non-cash compensation expense	9,590	3,183	4,512	17,285
Restructuring charges and transaction costs	3,821	27	1,180	5,028
Severance	1,096	1,687	2,594	5,377
Accretion on contingent consideration and purchase liability	168	19	—	187
Litigation and regulatory related expenses	—	1,938	—	1,938
Non-income tax expense adjustment	105	190	—	295
Income attributable to non-controlling interest	(175)	—	—	(175)
Other	88	9	8	105
Adjusted EBITDA	$70,359	$15,278	$(14,576)	$71,061

	Six Months Ended June 30, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$545,568	$94,647	$—	$640,215
Deferred revenue fair value adjustment	108	—	—	108
Adjusted revenues	$545,676	$94,647	$—	$640,323

Income (loss) from operations	$29,237	$(9,292)	$(58,389)	$(38,444)
Add (deduct):
Deferred revenue fair value adjustment	108	—	—	108
Depreciation and amortization	47,037	16,763	—	63,800
Non-cash compensation expense	24,654	5,387	15,277	45,318
Restructuring charges and transaction costs	17,181	750	5,441	23,372
Severance	4,223	1,211	4,820	10,254
Litigation and regulatory related expenses	—	7,383	—	7,383
Non-income tax expense adjustment	291	(78)	—	213
Loss attributable to non-controlling interest	817	—	—	817
Other	—	2	—	2
Adjusted EBITDA	$123,548	$22,126	$(32,851)	$112,823

	Six Months Ended June 30, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$466,707	$97,136	$—	$563,843
Deferred revenue fair value adjustment	160	—	—	160
Adjusted revenues	$466,867	$97,136	$—	$564,003

Income (loss) from operations	$66,656	$2,631	$(41,541)	$27,746
Add (deduct):
Deferred revenue fair value adjustment	160	—	—	160
Depreciation and amortization	44,355	14,047	—	58,402
Non-cash compensation expense	17,419	6,024	7,979	31,422
Restructuring charges and transaction costs	5,186	174	2,452	7,812
Severance	4,183	3,407	2,701	10,291
Accretion on contingent consideration and purchase liability	510	65	—	575
Fair market value adjustment on contingent consideration liability	—	(140)	—	(140)
Litigation and regulatory related expenses	—	3,647	—	3,647
Non-income tax expense adjustment	(430)	159	—	(271)
Income attributable to non-controlling interest	(440)	—	—	(440)
Other	104	9	8	121
Adjusted EBITDA	$137,703	$30,023	$(28,401)	$139,325

Liquidity and Capital Resources

As of June 30, 2022, we had total cash and cash equivalents of $338.1 million compared to $429.3 million as of December 31, 2021. We plan to use existing cash as of June 30, 2022, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities. As of June 30, 2022, we had $500.0 million available to borrow under our revolving credit facility, subject to covenant compliance.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$52,642	$119,159
Net cash used in investing activities	(98,008)	(109,368)
Net cash used in financing activities	(43,741)	(24,308)
Effect of exchange rate on changes on cash	(2,057)	(524)
Net decrease in cash, cash equivalents and restricted cash	(91,164)	(15,041)
Cash, cash equivalents and restricted cash, end of period	338,264	369,673

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $52.6 million compared to net cash provided by operating activities of $119.2 million for the same period in 2021. The decrease was primarily due to a decrease in pre-tax income period over period of $59.3 million and timing of payments within working capital items.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $98.0 million compared to net cash used in investing activities of $109.4 million for the same period in 2021. The decrease was primarily due to a decrease in cash disbursements for various acquisitions and investments in privately held companies of $15.2 million and a decrease in cash disbursements for proprietary technology assets of $10.5 million, partially offset by an additional $11.2 million of internally developed software costs capitalized in 2022 as compared to the same period in 2021 and $4.4 million related to the issuance of notes receivable to equity method investees in 2022.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was $43.7 million compared to net cash used in financing activities of $24.3 million for the same period in 2021, primarily due to finance lease payments of $14.5 million in 2022, increased share repurchases of $7.1 million in the current year period and an additional $5.1 million of taxes paid on the vesting of restricted shares in 2022 as compared to the same period in 2021. These increases were partially offset by decreased contingent consideration payments of $8.5 million.

Commitments and Off-Balance Sheet Arrangements

Purchase Obligations and Indemnifications

See “Part I, Item 1, Note 17—Commitments, Purchase Obligations and Indemnifications” for purchase obligations and indemnifications details.

Procurement of Technology Solutions

See “Part I, Item 1, Note 7—Goodwill and Intangible Assets, net, Procurement of Technology Solutions” and Note 17—Commitments for details related to these transactions.

Investment in Privately Held Company

See “Part I, Item 1, Note 3— Acquisitions and Other Investments” for details related to this transaction.

Legal Proceedings

See “Part I, Item 1, Note 17—Commitments, Legal Proceedings” for legal proceedings details.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Note 17—Commitments, Legal Proceedings is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

On February 25, 2016, we announced that our Board had authorized a share repurchase program under which we may repurchase up to 2.0 million shares of our common stock. The following purchases of equity securities were made under the share repurchase program in the three months ended June 30, 2022:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2022 through April 30, 2022	—	$—	—	1,900,902
May 1, 2022 through May 31, 2022	72,388	64.26	72,388	1,828,514
June 1, 2022 through June 30, 2022	79,632	57.51	79,632	1,748,882
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
10.1
Consultant Agreement, dated June 6, 2022, between Envestnet Financial Technologies, Inc. and Stuart DePina (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 7, 2022 and incorporated by reference herein) *

10.2
Severance Agreement and General Release, dated June 6, 2022, between Envestnet Financial Technologies, Inc. and Stuart DePina (filed as Exhibit 10.2 to the Company's Form 8-K filed with the SEC on June 7, 2022 and incorporated by reference herein) *

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
** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (iii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2022 and 2021; (vi) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2022.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer