Form 10-Q
period 2022-09-30
ENVESTNET, INC.
filed 2022-11-09
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of November 2, 2022, Envestnet, Inc. had 55,326,136 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$241,330	$429,279
Fees receivable, net	96,098	95,291
Prepaid expenses and other current assets	55,078	42,706
Total current assets	392,506	567,276

Property and equipment, net	60,061	50,215
Internally developed software, net	173,285	133,659
Intangible assets, net	398,082	400,396
Goodwill	996,267	925,154
Operating lease right-of-use assets, net	83,472	90,714
Other non-current assets	99,548	73,768
Total assets	$2,203,221	$2,241,182

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$207,025	$225,159
Accounts payable	19,447	19,092
Operating lease liabilities	12,133	10,999
Deferred revenue	34,082	33,473
Current portion of long-term debt	343,581	—
Total current liabilities	616,268	288,723

Long-term debt, net of current portion	509,006	848,862
Non-current operating lease liabilities	109,749	105,920
Deferred tax liabilities, net	14,976	21,021
Other non-current liabilities	12,938	17,114
Total liabilities	1,262,937	1,281,640

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 69,866,788 and 68,879,152 shares issued as of September 30, 2022 and December 31, 2021, respectively; 55,323,222 and 54,793,088 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	349	344
Additional paid-in capital	1,195,624	1,131,628
Accumulated deficit	(82,422)	(37,988)
Treasury stock at cost, 14,543,566 and 14,086,064 shares as of September 30, 2022 and December 31, 2021, respectively	(164,844)	(134,996)
Accumulated other comprehensive loss	(7,949)	(1,899)
Total stockholders’ equity	940,758	957,089
Non-controlling interest	(474)	2,453
Total equity	940,284	959,542
Total liabilities and equity	$2,203,221	$2,241,182

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Asset-based	$177,131	$184,008	$571,820	$513,458
Subscription-based	123,747	113,572	356,601	335,905
Total recurring revenues	300,878	297,580	928,421	849,363
Professional services and other revenues	5,817	5,473	18,489	17,533
Total revenues	306,695	303,053	946,910	866,896

Operating expenses:
Cost of revenues	110,108	109,836	361,872	303,199
Compensation and benefits	116,837	109,839	369,453	316,101
General and administration	47,388	39,393	157,867	117,463
Depreciation and amortization	33,408	29,850	97,208	88,252
Total operating expenses	307,741	288,918	986,400	825,015

Income (loss) from operations	(1,046)	14,135	(39,490)	41,881
Other expense, net	(5,346)	(3,551)	(9,691)	(14,803)
Income (loss) before income tax provision (benefit)	(6,392)	10,584	(49,181)	27,078

Income tax provision (benefit)	2,271	(854)	(1,542)	9,074

Net income (loss)	(8,663)	11,438	(47,639)	18,004
Add: Net loss attributable to non-controlling interest	1,373	302	3,205	401
Net income (loss) attributable to Envestnet, Inc.	$(7,290)	$11,740	$(44,434)	$18,405

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(0.13)	$0.22	$(0.81)	$0.34
Diluted	$(0.13)	$0.21	$(0.81)	$0.33

Weighted average common shares outstanding:
Basic	55,226,777	54,547,858	55,109,387	54,400,247
Diluted	55,226,777	55,388,627	55,109,387	55,287,972

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Envestnet, Inc.	$(7,290)	$11,740	$(44,434)	$18,405
Foreign currency translation gains (losses), net of taxes	(1,479)	270	(6,050)	(1,618)
Comprehensive income (loss) attributable to Envestnet, Inc.	$(8,769)	$12,010	$(50,484)	$16,787

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

-continued-

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(in thousands, except share information)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, June 30, 2022	69,666,983	$348	(14,487,582)	$(162,344)	$1,176,763	$(6,470)	$(75,132)	$827	$933,992
Exercise of stock options	37,618	—	—	—	1,817	—	—	—	1,817
Issuance of common stock - vesting of restricted stock units	162,187	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	17,265	—	—	—	17,265
Shares withheld to satisfy tax withholdings	—	—	(55,984)	(2,500)	—	—	—	—	(2,500)
Foreign currency translation loss, net of taxes	—	—	—	—	—	(1,479)	—	—	(1,479)
Other	—	—	—	—	(221)	—	—	72	(149)
Net loss	—	—	—	—	—	—	(7,290)	(1,373)	(8,663)
Balance, September 30, 2022	69,866,788	$349	(14,543,566)	$(164,844)	$1,195,624	$(7,949)	$(82,422)	$(474)	$940,284

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

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(47,639)	$18,004
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97,208	88,252
Provision for doubtful accounts	(468)	2,051
Deferred income taxes	(4,380)	7,078
Release of uncertain tax positions	(3,095)	—
Non-cash compensation expense	62,583	50,307
Non-cash interest expense	5,436	4,889
Accretion on contingent consideration and purchase liability	—	656
Payments of contingent consideration	—	(2,360)
Fair market value adjustment to contingent consideration liability	—	(1,067)
Fair market value adjustment to investment in private company	—	(758)
Gain on settlement of liability	—	(1,206)
Loss allocations from equity method investments	5,332	5,553
Dilution gain on equity method investee share issuance	(6,934)	—
Lease related impairments, including right of use assets	14,050	1,537
Loss on property and equipment disposals - office closures	3,710	—
Other	319	249
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	1,546	(38,030)
Prepaid expenses and other current assets	(8,610)	569
Other non-current assets	(3,914)	4,854
Accrued expenses and other liabilities	(23,168)	26,637
Accounts payable	(867)	4,122
Deferred revenue	(2,329)	(1,065)
Other non-current liabilities	(2,545)	(298)
Net cash provided by operating activities	86,235	169,974

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,114)	(15,779)
Capitalization of internally developed software	(67,755)	(49,024)
Acquisition of proprietary technology	(15,000)	(25,517)
Acquisitions of businesses, net of cash acquired	(104,185)	(32,794)
Investments in private companies	(16,351)	(8,926)
Advance for technology solutions	(4,000)	(3,000)
Issuance of notes receivable to equity method investees	(6,350)	—
Net cash used in investing activities	(226,755)	(135,040)

-continued-

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,559	920
Capital contributions - non-controlling shareholders	—	3,201
Taxes paid in lieu of shares issued for stock-based compensation	(20,613)	(17,314)
Finance lease payments	(14,544)	—
Share repurchases	(9,235)	(2,097)
Revolving credit facility issuance costs	(1,872)	—
Payments of contingent consideration	(750)	(9,200)
Other	5	(666)
Net cash used in financing activities	(44,450)	(25,156)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,128)	(544)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(188,098)	9,234

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	429,428	384,714

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$241,330	$393,948

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$7,916	$5,895
Supplemental disclosure of cash flow information - cash paid during the period for interest	7,851	7,794

Supplemental disclosure of non-cash operating, investing and financing activities:
Purchase liabilities included in other non-current liabilities	—	2,951
Fixed assets acquired through finance lease	15,382	—
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	1,370	449
Internally developed software costs included in accrued expenses and other liabilities	—	1,060
Membership interest liabilities included in other non-current liabilities	752	373
Leasehold improvements funded by lease incentive	—	164
Assets obtained in exchange for lease liabilities, net	11,805	4,387
Conversion of equity method investee loan to shares	2,623	—

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

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2021 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2022 and results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for other interim periods or for the full fiscal year.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table reconciles amounts from the condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	September 30,	September 30,
	2022	2021

	(in thousands)
Cash and cash equivalents	$241,330	$393,799
Restricted cash included in prepaid expenses and other current assets	—	149
Total cash, cash equivalents and restricted cash	$241,330	$393,948

Macroeconomic Environment

The Company's business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. Recent geopolitical uncertainty resulting, in part, from military conflict between Russia and Ukraine which escalated in February 2022 as well as rising inflation have contributed to significant volatility and decline in global financial markets during 2022 which continues as of the date of this quarterly report. The uncertainty over the extent and duration of the ongoing conflict and this period of inflation continues to cause disruptions to businesses and markets worldwide. The extent of the effect on the Company's financial performance will continue to depend on future developments, including the extent and duration of the conflict and this period of inflation, the Federal Reserve's monetary policy in response to rising inflation, the extent of economic sanctions imposed, changes in market interest rates, further governmental and private sector responses and the timing and extent normal economic conditions resume, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the overall financial effect of the conflict and this period of inflation at this time, as these conditions continue, they could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows. As of September 30, 2022, these condensed consolidated financial statements do not reflect any adjustments as a result of these macroeconomic conditions.

Related Party Transactions

The Company has an approximate 4.4% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenues from the private services company totaled $3.7 million and $4.2 million in the three months ended September 30, 2022 and 2021, respectively. Revenues from the private services company totaled $12.7 million and $11.9 million in the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company recorded a net receivable of $5.0 million and $3.0 million, respectively, from the private services company.

Dilution gain on equity method investee share issuance

The Company has an ownership interest in a privately held company that is accounted for under the equity method. During the first quarter of 2022, the Company funded a $2.5 million convertible loan to this privately held company. During the second quarter of 2022, this privately held company raised additional preferred equity which reduced the Company's ownership to 41.0% and the Company's convertible loan was converted. As a result of this transaction, the Company recorded a $6.9 million dilution gain during the second quarter of 2022, which is included in other expense, net in the condensed consolidated statements of operations.

Exercise of Membership Interests

The Company granted membership interests in certain of its equity investments to two legacy PIEtech executives as part of the 2019 acquisition of PIEtech. These interests, which were fully vested as of May 1, 2020, became exercisable on May 1, 2022. In July 2022, these executives exercised their respective put options and sold these membership interests to the Company for approximately $10 million.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements— In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805).” This update amends Topic 805 to add contract assets and contract liabilities to the list of

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

3.Acquisitions and Other Investments

Investments in Privately Held Companies

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

On September 2, 2022, the Company acquired additional membership units in a privately held company in which the Company already had an approximate 43% ownership interest for $8.4 million which increased its ownership interest to 48%. The Company uses the equity method of accounting to record its portion of this privately held company's net income or loss on a one quarter lag from the actual results of operations. After this unit purchase, the Company's investment in this privately held company exceeded its proportionate share of its net assets by approximately $7.8 million, which represents amortizable intangible assets. The Company will recognize amortization of this basis difference prospectively over a period of 5 years. This amortization will be included within Envestnet's proportional share of income (loss) in other expense, net in the condensed consolidated statements of operations.

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

In connection with the 401kplans.com acquisition, the Company paid estimated consideration of $14.5 million, net of cash acquired, subject to certain post-closing adjustments. The Company funded the acquisition with available cash resources.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate
	(in thousands)
Tangible assets acquired, net of acquired cash	$94	$10	$104
Identifiable intangible assets	3,000	—	3,000
Goodwill	11,378	18	11,396
Total net assets acquired	$14,472	$28	$14,500

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

The results of 401kplans.com's operations are included in the condensed consolidated statements of operations beginning May 31, 2022 and are not considered material to the Company’s results of operations.

For the three and nine months ended September 30, 2022, the Company’s acquisition related costs were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2022.

Acquisition of Truelytics

On July 1, 2022, pursuant to an agreement and plan of merger (the “Merger Agreement”), dated as of May 10, 2022, between, among others, Truelytics, Inc., (“Truelytics”), Yodlee, Inc. and Quadrant Merger Sub Inc., a wholly owned subsidiary of Envestnet (“Merger Sub”), the Company completed the merger of Truelytics with and into Merger Sub, with Truelytics continuing as the surviving corporation (the “Truelytics Merger”) and a wholly owned subsidiary of Envestnet. Truelytics has been integrated into the Envestnet Data & Analytics segment.

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

The Company paid estimated cash consideration of $20.7 million, net of cash acquired, subject to certain post-closing adjustments. The Company funded the Truelytics acquisition with available cash resources.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

Preliminary Estimate
(in thousands)
Tangible net assets acquired, net of acquired cash	$532
Identifiable intangible assets	4,000
Goodwill	16,195
Total net assets acquired	$20,727

The goodwill arising from the acquisition represents the expected benefits of the transaction, primarily related to the enhancement of the Company's existing technologies and increase in future revenues as a result of potential cross selling opportunities. The estimated goodwill is not deductible for income tax purposes.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
A summary of estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

	Preliminary Estimate (in thousands)	Estimated Useful Life in Years	Amortization Method
Proprietary technology	$4,000	5	Straight-line

The estimated fair values of certain of the assets and liabilities acquired are provisional and based on information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation procedures that are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected herein are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets acquired, liabilities assumed, identifiable intangible assets and goodwill balances and complete the acquisition accounting as soon as reasonably practicable but no later than July 1, 2023.

The results of Truelytics' operations are included in the condensed consolidated statements of operations beginning July 1, 2022 and are not considered material to the Company’s results of operations.

For the three and nine months ended September 30, 2022, the Company’s acquisition related costs were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2022.

Acquisition of Redi2 Technologies

On July 1, 2022 pursuant to a stock purchase agreement, dated as of June 24, 2022, between Envestnet, Inc. (“Envestnet”) and Redi2 Technologies Inc., (“Redi2 Technologies”), Envestnet completed the acquisition of all of the issued and outstanding shares of Redi2 Technologies (the “Redi2 Technologies Acquisition”). Redi2 Technologies provides revenue management and hosted fee-billing solutions. Its platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance. Redi2 Technologies has been integrated into the Envestnet Wealth Solutions segment.

In connection with the Redi2 Technologies Acquisition, the Company paid estimated consideration as follows:

(in thousands)
Cash consideration, net	$69,406
Estimated working capital adjustment	(1,465)
Total	$67,941

The Company funded the Redi2 Technologies Acquisition with available cash resources. In addition, certain executives may earn up to $20.0 million in performance bonuses based upon the achievement of certain target financial and non-financial metrics. These performance bonuses will be recognized as compensation and benefits expense in the statement of operations. No amounts were recorded during the three months ended September 30, 2022.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

Preliminary Estimate
(in thousands)
Total current assets	$1,985
Other non-current assets	3,349
Identifiable intangible assets	26,500
Goodwill	44,236
Total assets acquired	76,070
Accounts payable and accrued expenses	(1,157)
Operating lease liabilities	(2,201)
Deferred revenue	(4,771)
Total liabilities assumed	(8,129)
Total net assets acquired, net of cash received	$67,941

The goodwill arising from the acquisition represents the expected benefits of the transaction, primarily related to the enhancement of the Company's existing technologies and increase in future revenues as a result of potential cross selling opportunities. Estimated goodwill of $39.5 million is deductible for income tax purposes.

A summary of estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

	Preliminary Estimate (in thousands)	Estimated Useful Life in Years	Amortization Method
Customer lists	$14,000	14 - 16	Accelerated
Proprietary technologies	9,500	6	Straight-line
Trade names	3,000	6 - 7	Straight-line
Total intangible assets acquired	$26,500

The estimated fair values of certain of the assets acquired and liabilities assumed are provisional and based on information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation procedures that are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected herein are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets acquired, liabilities assumed, identifiable intangible assets and goodwill balances and complete the acquisition accounting as soon as reasonably practicable but no later than July 1, 2023.

The results of Redi2 Technologies' operations are included in the condensed consolidated statements of operations beginning July 1, 2022 and are not considered material to the Company’s results of operations.

For the three and nine months ended September 30, 2022, the Company’s acquisition related costs were not material, and are included in general and administration expenses. The Company may incur additional acquisition related costs over the remainder of 2022.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Prepaid technology	$20,240	$15,415
Non-income tax receivables	5,768	7,013
Acquisition related receivables	4,429	2,951
Prepaid insurance	4,248	2,234
Income tax prepayments and receivables	2,978	1,310
Loan to equity method investee	2,018	—
Other	15,397	13,783
Total prepaid expenses and other current assets	$55,078	$42,706

5.Property and Equipment, Net

Property and equipment, net consisted of the following:

		September 30,	December 31,
	Estimated Useful Life	2022	2021

		(in thousands)
Cost:
Computer equipment and software	3 years	$74,596	$72,289
Leasehold improvements	Shorter of the lease term or useful life of the asset	35,772	43,544
Leased data servers	3 years	15,946	590
Office furniture and fixtures	3-7 years	11,106	12,214
Office equipment and other	3-5 years	9,393	7,973
Building and building improvements	7-39 years	2,729	2,729
Land	Not applicable	940	940
		150,482	140,279
Less: accumulated depreciation and amortization		(90,421)	(90,064)
Total property and equipment, net		$60,061	$50,215

During the nine months ended September 30, 2022, the Company entered into an arrangement with a third party cloud service provider for the use of dedicated servers to migrate its infrastructure to the cloud. As the terms of the arrangement convey a finance lease under FASB Topic 842 - Leases (“ASC 842”), the Company accounts for those dedicated servers as leased assets when the lease term commences. The Company accounts for each lease and any non-lease components associated with that lease as a single lease component for all asset classes. The leased dedicated servers are presented as a component of property and equipment, net in the condensed consolidated balance sheets as of September 30, 2022. To take advantage of the favorable savings programs offered by the cloud service provider, the Company prepaid the lease payments and therefore does not have a lease liability recorded for the leased assets. Gross property and equipment under finance leases as of September 30, 2022 was $15.9 million with accumulated depreciation of $3.6 million. Finance lease activity as of and for the year ended December 31, 2021 was not material.

Office Closures

In April 2022, in response to changing needs and an increase in employees working remotely, the Company closed three offices in the United States. The Company is currently exploring alternative uses for these properties, including sublease options.

During the three and nine months ended September 30, 2022, including the office closures, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $0.1

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
million and $16.6 million, respectively. Including the office closures, in the three and nine months ended September 30, 2022, gains and losses on asset retirements were zero and $3.7 million, respectively, for the Envestnet Wealth Solutions segment. In the three and nine months ended September 30, 2022, the Company also recognized $1.1 million and $14.1 million, respectively, of lease restructuring costs which are included in general and administration expense in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2022, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $1.7 million and $2.9 million, respectively. Gains and losses on asset retirements during the three and nine months ended September 30, 2022 were not material for the Envestnet Data & Analytics segment.

During the three and nine months ended September 30, 2021, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $1.8 million and $9.6 million, respectively. During the three and nine months ended September 30, 2021, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $0.4 million and $1.0 million, respectively. Gains and losses on asset retirements during the three and nine months ended September 30, 2021 were not material.

Depreciation and amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Depreciation and amortization expense	$5,318	$4,998	$16,372	$15,887

6.Internally Developed Software

Internally developed software, net consisted of the following:

		September 30,	December 31,
	Estimated Useful Life	2022	2021

		(in thousands)
Internally developed software	5 years	$292,028	$225,380
Less: accumulated amortization		(118,743)	(91,721)
Internally developed software, net		$173,285	$133,659

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Amortization expense	$9,441	$7,462	$27,022	$20,995

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
7.Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Balance at December 31, 2021	$621,876	$303,278	$925,154
401kplans.com acquisition	11,396	—	11,396
Truelytics acquisition	—	16,195	16,195
Redi2 Technologies acquisition	44,236	—	44,236
Foreign currency translation	—	(714)	(714)
Balance at September 30, 2022	$677,508	$318,759	$996,267

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

Intangible assets, net consisted of the following:

	September 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)
Customer lists	$604,080	$(274,310)	$329,770	$590,080	$(241,189)	$348,891
Proprietary technologies	119,824	(59,892)	59,932	85,324	(43,004)	42,320
Trade names	36,700	(28,320)	8,380	33,700	(24,515)	9,185
Total intangible assets	$760,604	$(362,522)	$398,082	$709,104	$(308,708)	$400,396

There were no material retirements of intangible assets during the three and nine months ended September 30, 2022 and 2021.

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Amortization expense	$18,649	$17,390	$53,814	$51,370

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Future amortization expense of the Company's intangible assets as of September 30, 2022, is expected to be as follows:

Years ending December 31,	(in thousands)
Remainder of 2022	$18,087
2023	60,087
2024	53,240
2025	49,900
2026	41,997
Thereafter	174,771
Total	$398,082

8.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Accrued investment manager fees	$104,165	$95,858
Accrued compensation and related taxes	70,252	97,523
Accrued professional services	9,112	7,746
Accrued technology	5,563	8,951
Non-income tax payables	2,789	4,907
Other accrued expenses	15,144	10,174
Total accrued expenses and other liabilities	$207,025	$225,159

9.Debt

The Company’s outstanding debt obligations as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Revolving credit facility balance	$—	$—

Convertible Notes due 2023	$345,000	$345,000
Unamortized issuance costs on Convertible Notes due 2023	(1,419)	(2,979)
Convertible Notes due 2023 carrying value	$343,581	$342,021

Convertible Notes due 2025	$517,500	$517,500
Unamortized issuance costs on Convertible Notes due 2025	(8,494)	(10,659)
Convertible Notes due 2025 carrying value	$509,006	$506,841

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Pursuant to the Third Credit Agreement, the Banks have agreed to provide the Company with a revolving credit facility of $500.0 million (the “Revolving Credit Facility”). The Third Credit Agreement also includes a $20.0 million sub-facility for the issuances of letters of credit. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Revolving Credit Facility.

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

As of September 30, 2022, debt issuance costs related to the Third Credit Agreement are presented in prepaid expenses and other non-current assets in the condensed consolidated balance sheets which have outstanding amounts of $0.7 million and $2.3 million, respectively.

The Third Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum total leverage ratio, a minimum interest coverage ratio and a minimum liquidity covenant. The Company was in compliance with these financial covenants as of September 30, 2022.

As of September 30, 2022, the Company had all $500.0 million available to borrow under the Revolving Credit Facility, subject to covenant compliance.

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

The effective interest rate of the Convertible Notes due 2023 was approximately 2.4% for the three and nine months ended September 30, 2022 and 2021. The effective interest rate of the Convertible Notes due 2023 is equal to the stated interest rate plus the amortization of the debt issuance costs.

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

The effective interest rate of the Convertible Notes due 2025 was approximately 1.3% for the three and nine months ended September 30, 2022 and 2021. The effective interest rate of the Convertible Notes due 2025 was equal to the stated interest rate plus the amortization of the debt issuance costs.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Interest Expense

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Coupon interest	$2,479	$2,479	$7,439	$7,439
Amortization of issuance costs	1,443	1,443	4,917	4,295
Undrawn and other fees	320	320	951	948
Total interest expense	$4,242	$4,242	$13,307	$12,682

For each of the three months ended September 30, 2022 and 2021, total interest expense related to the Convertible Notes due 2023 and the Convertible Notes due 2025 (collectively, the "Convertible Notes") was $3.7 million with coupon interest expense of $2.5 million and amortization of debt discount and issuance costs of $1.2 million.

For each of the nine months ended September 30, 2022 and 2021, total interest expense related to the Convertible Notes was $11.1 million with coupon interest expense of $7.4 million and amortization of debt discount and issuance costs of $3.7 million.

10.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, based on the three-tier fair value hierarchy, as defined in ASC 820, “Fair Value Measurements and Disclosures”:

	September 30, 2022
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$2,597	$2,597	$—	$—
Assets to fund deferred compensation liability	9,690	—	—	9,690
Total assets	$12,287	$2,597	$—	$9,690
Liabilities:
Deferred compensation liability	7,373	7,373	—	—
Total liabilities	$7,373	$7,373	$—	$—

	December 31, 2021
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$2,684	$2,684	$—	$—
Assets to fund deferred compensation liability	11,140	—	—	11,140
Total assets	$13,824	$2,684	$—	$11,140
Liabilities:
Contingent consideration	$743	$—	$—	$743
Deferred compensation liability	10,418	10,418	—	—
Total liabilities	$11,161	$10,418	$—	$743

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
hierarchy. There were no transfers between Levels I, II and III during the three and nine months ended September 30, 2022 and 2021.

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

The Company will continue to reassess the fair values of the contingent consideration liabilities at each reporting date until settlement. Changes to these estimated fair values will be recognized in the Company's earnings and included in general and administration expenses in the condensed consolidated statements of operations. The Company had contingent consideration liabilities of $0.7 million as of December 31, 2021 which were recorded as a component of Accrued expenses and other liabilities on the condensed consolidated balance sheets. These contingent consideration liabilities were paid in the nine months ended September 30, 2022. The Company had no contingent consideration liabilities as of September 30, 2022.

Fair Value of Deferred Compensation Liability

The table below presents a reconciliation of the assets used to fund the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2021 to September 30, 2022:

Fair Value of Assets to Fund Deferred Compensation Liability
(in thousands)
Balance at December 31, 2021	$11,140
Contributions	649
Fair value adjustments and fees	(2,099)
Balance at September 30, 2022	$9,690

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

Fair Value of Debt Agreements

The Company considered its Convertible Notes to be Level II liabilities at September 30, 2022 and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on September 30, 2022 (See “Note 9—Debt”).

As of September 30, 2022 and December 31, 2021, the carrying value of the Convertible Notes due 2023 equaled $343.6 million and $342.0 million, respectively, and represented the aggregate principal amount outstanding less the debt issuance costs. As of September 30, 2022 and December 31, 2021, the estimated fair value of the Convertible Notes due 2023 was $338.1 million and $439.9 million, respectively.

As of September 30, 2022 and December 31, 2021, the carrying value of the Convertible Notes due 2025 equaled $509.0 million and $506.8 million, respectively, and represented the aggregate principal amount outstanding less the

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
debt issuance costs. As of September 30, 2022 and December 31, 2021, the estimated fair value of the Convertible Notes due 2025 was $438.6 million and $526.1 million, respectively.

Fair Value of Other Financial Assets and Liabilities

The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2022 and December 31, 2021 based upon the short-term nature of these assets and liabilities.

11.Revenues and Cost of Revenues

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended September 30,
	2022			2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated

	(in thousands)
Revenues:
Asset-based	$177,131	$—	$177,131	$184,008	$—	$184,008
Subscription-based	75,975	47,772	123,747	66,988	46,584	113,572
Total recurring revenues	253,106	47,772	300,878	250,996	46,584	297,580
Professional services and other revenues	4,229	1,588	5,817	3,738	1,735	5,473
Total revenues	$257,335	$49,360	$306,695	$254,734	$48,319	$303,053

	Nine Months Ended September 30,
	2022			2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated

	(in thousands)
Revenues:
Asset-based	$571,820	$—	$571,820	$513,458	$—	$513,458
Subscription-based	218,080	138,521	356,601	197,663	138,242	335,905
Total recurring revenues	789,900	138,521	928,421	711,121	138,242	849,363
Professional services and other revenues	13,003	5,486	18,489	10,320	7,213	17,533
Total revenues	$802,903	$144,007	$946,910	$721,441	$145,455	$866,896

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
United States	$300,465	$298,022	$931,465	$851,683
International	6,230	5,031	15,445	15,213
Total revenues	$306,695	$303,053	$946,910	$866,896

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future as of September 30, 2022:

Years ending December 31,	(in thousands)
Remainder of 2022	$73,189
2023	212,908
2024	126,098
2025	73,464
2026	40,655
Thereafter	16,890
Total	$543,204

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

Contract Balances

Total deferred revenue as of September 30, 2022 increased by $2.9 million from December 31, 2021, primarily the result of revenue growth, timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $5.5 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively. The amount of revenue recognized that was included in the opening deferred revenue balance was $31.7 million and $31.6 million for the nine months ended September 30, 2022 and 2021, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $11.0 million and $11.8 million as of September 30, 2022 and December 31, 2021, respectively. Amortization expense for the deferred sales incentive compensation was $1.0 million and $1.2 million for the three months ended September 30, 2022 and 2021. Amortization expense for the deferred sales incentive compensation was $3.2 million and $3.3 million for the nine months ended September 30, 2022 and 2021. Deferred sales incentive compensation is included in other non-current assets on the condensed consolidated balance sheets and amortization expense is included in compensation and benefits expenses on the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the periods.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in compensation and benefits expenses in the condensed consolidated statements of operations.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Asset-based	$102,409	$102,298	$332,138	$281,829
Subscription-based	7,768	7,355	22,820	20,986
Professional services and other	(69)	183	6,914	384
Total cost of revenues	$110,108	$109,836	$361,872	$303,199

12.Stock-Based Compensation

The Company has stock options, restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) outstanding under the 2010 Long-Term Incentive Plan (the “2010 Plan”) and the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (the “2019 Equity Plan”).

As of September 30, 2022, the maximum number of common shares available for future issuance under the Company’s plans is 2,538,508.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Stock-based compensation expense	$17,265	$18,512	$61,831	$49,934
Tax effect on stock-based compensation expense	(4,403)	(4,720)	(15,767)	(12,733)
Net effect on income	$12,862	$13,792	$46,064	$37,201

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the three and nine months ended September 30, 2022 and 2021.

Stock Options

The Company did not grant any stock options in the three and nine months ended September 30, 2021 or 2022. The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2021	365,241	$38.61	3.3	$14,878
Exercised	(78,802)	32.49
Forfeited	(4,904)	72.96
Outstanding as of September 30, 2022	281,535	39.73	2.4	2,496
Options exercisable	281,303	$39.69	2.4	$2,496

Exercise prices of stock options outstanding as of September 30, 2022 range from $15.34 to $74.83. At September 30, 2022, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted-average period of 0.8 years.

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

The following is a summary of the activity for unvested restricted stock units and performance-based stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	1,507,424	$71.50	359,184	$73.64
Granted	1,385,937	73.31	113,269	68.51
Vested	(759,930)	70.79	(148,904)	66.33
Forfeited	(262,510)	73.05	(57,987)	77.53
Outstanding as of September 30, 2022	1,870,921	72.91	265,562	74.70

At September 30, 2022, there was $109.2 million of unrecognized stock-based compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted-average period of 2.0 years. At September 30, 2022, there was $6.4 million of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units, which the Company expects to recognize over a weighted-average period of 1.7 years.

13. Income Taxes

The following table includes the Company’s income (loss) before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except for effective tax rate)
Income (loss) before income tax provision (benefit)	$(6,392)	$10,584	$(49,181)	$27,078
Income tax provision (benefit)	2,271	(854)	(1,542)	9,074
Effective tax rate	(35.5)%	(8.1)%	3.1%	33.5%

Under ASC 740-270-25, the Company is required to report income tax expense by applying a projected annual effective tax rate ("AETR") to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The effective tax rate ("ETR") for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change. For the three and nine months ended September 30, 2022 and 2021, the Company's ETR was impacted by the change in forecasted and actual year-to-date pre-tax book income.

For the three months ended September 30, 2022, the Company’s effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of the Redi2 and Truelytics acquisitions and IRC Section 174, permanent book-tax differences, and the impact of state and local taxes offset by federal and state research and development ("R&D") credits.

For the nine months ended September 30, 2022, the Company's effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
which includes the impact of the Redi2 and Truelytics acquisitions and IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state R&D credits and the partial reserve release of an uncertain tax position due to the expiration of a statute of limitations.

For the three months ended September 30, 2021, the Company's effective tax rate differed from the statutory rate primarily due to the increase in forecasted book income for the year, the decrease in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets, including the valuation allowance impact of the acquisition of Harvest Savings & Wealth Technologies ("Harvest") in April 2021, and the windfall from stock-based compensation.

For the nine months ended September 30, 2021, the Company's effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets, including the valuation allowance impact of the Harvest acquisition, permanent book-tax differences, and the impact of state and local taxes offset by federal and state R&D credits.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 ("IRA"), which, among other things, implements a 15% minimum tax on book income of certain large corporations and a 1% excise tax on net stock repurchases. The provisions of the IRA are effective beginning in 2023. The Company is currently evaluating the impacts of this act on the consolidated financial statements.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except share and per share data)
Net income (loss) attributable to Envestnet, Inc. (a)	$(7,290)	$11,740	$(44,434)	$18,405

Weighted-average common shares outstanding:
Basic (b)	55,226,777	54,547,858	55,109,387	54,400,247
Effect of dilutive shares:
Options to purchase common stock	—	201,103	—	207,281
Unvested restricted stock units	—	570,515	—	614,005
Warrants	—	69,151	—	66,439
Diluted (c)	55,226,777	55,388,627	55,109,387	55,287,972

Net income (loss) per share attributable to Envestnet, Inc common stock:
Basic (a/b)	$(0.13)	$0.22	$(0.81)	$0.34
Diluted (a/c)	$(0.13)	$0.21	$(0.81)	$0.33
Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
			(in thousands)
Options to purchase common stock	281,535	—	281,535	—
Unvested RSUs and PSUs	2,136,483	—	2,136,483	—
Warrants	470,000	—	470,000	—
Convertible Notes	9,898,549	9,898,549	9,898,549	9,898,549
Total anti-dilutive securities	12,786,567	9,898,549	12,786,567	9,898,549

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses may include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the three and nine months ended September 30, 2022 and 2021.

See “Note 11—Revenues and Cost of Revenues” for detail of revenues by segment.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Envestnet Wealth Solutions	$20,607	$34,386	$49,844	$101,042
Envestnet Data & Analytics	74	1,265	(9,218)	3,896
Nonsegment operating expenses	(21,727)	(21,516)	(80,116)	(63,057)
Income (loss) from operations	(1,046)	14,135	(39,490)	41,881
Other expense, net	(5,346)	(3,551)	(9,691)	(14,803)
Consolidated income (loss) before income tax benefit	(6,392)	10,584	(49,181)	27,078
Income tax provision (benefit)	2,271	(854)	(1,542)	9,074
Consolidated net income (loss)	(8,663)	11,438	(47,639)	18,004
Add: Net loss attributable to non-controlling interest	1,373	302	3,205	401
Consolidated net income (loss) attributable to Envestnet, Inc.	$(7,290)	$11,740	$(44,434)	$18,405

A summary of consolidated total assets follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Envestnet Wealth Solutions	$1,558,756	$1,720,779
Envestnet Data & Analytics	644,465	520,403
Consolidated total assets	$2,203,221	$2,241,182

16.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	September 30,	December 31,
	2022	2021

	(in thousands)
United States	$230,990	$180,680
India	2,223	2,923
Other	133	271
Total long-lived assets, net	$233,346	$183,874

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

Procurement of Technology Solutions

On April 1, 2022, the Company entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $9.0 million. The Company has paid a $4.0 million advance during the nine months ended September 30, 2022. This advance is included in other non-current assets in the condensed consolidated balance sheets.

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

On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee’s counterclaims. On September 15, 2020, the District Court denied FinancialApps’ motion on all counts except for the breach-of-contract claim which was dismissed on a pleading technicality without prejudice. On that count, the Court granted Yodlee leave to amend its counterclaim, cure the technical deficiency, and reassert its claim. Yodlee and Envestnet filed amended counterclaims on September 30, 2020. The amended counterclaims (1) cure that technical deficiency and reassert Yodlee’s contract counterclaim; and (2) broaden the defamation counterclaims arising out of various defamatory statements FinancialApps disseminated in the trade press after filing the lawsuit. On January 14, 2021, the Court ordered that (i) FinancialApps’s claims against Yodlee—as well as Yodlee’s counterclaims against FinancialApps—must be tried before the judge instead of a jury pursuant to a jury waiver provision in the parties’ agreement; and (ii) FinancialApps’s claims against Envestnet (and Envestnet’s counterclaim) must be heard by a jury. The Court has scheduled the Envestnet jury trial to take place before the Yodlee bench trial. Fact discovery closed on April 23, 2021, other than a few outstanding matters, and expert discovery concluded on September 30, 2022.

The Company believes FinancialApps’s allegations are without merit and will continue to defend the claims against it and litigate the counterclaims vigorously.

The Company and Yodlee were also named as defendants in a putative class action lawsuit filed on August 25, 2020, by Plaintiff Deborah Wesch in the United States District Court for the Northern District of California. On October 21, 2020, an amended class action complaint was filed by Plaintiff Wesch and nine additional named plaintiffs. The case caption is Deborah Wesch, et al., v. Yodlee, Inc., et al., Case No. 3:20-cv-05991-SK. Plaintiffs allege that Yodlee unlawfully collected their financial transaction data when plaintiffs linked their bank accounts to a mobile application that uses Yodlee’s API, and plaintiffs further allege that Yodlee unlawfully sold the transaction data to third parties. The complaint alleges violations of certain California statutes and common law, including the Unfair Competition Law, and federal statutes, including the Stored Communications Act. Plaintiffs are seeking monetary damages and equitable and injunctive relief on behalf of themselves and a putative nationwide class and California subclass of persons who provided their log-in credentials to a Yodlee-powered app in an allegedly similar manner from 2014 to the present. The Company believes that it is not properly named as a defendant in the

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
lawsuit and it further believes, along with Yodlee, that plaintiffs’ claims are without merit. On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint. On February 16, 2021, the district court granted in part and denied in part Yodlee’s motion to dismiss the amended complaint and granted the plaintiffs leave to further amend. The Court reserved ruling on the Company’s motion to dismiss and granted limited jurisdictional discovery to the plaintiffs. On March 15, 2021, Plaintiffs filed a second amended class action complaint re-alleging, among others, the claims the district court had dismissed. The second amended complaint did not allege any claims against the Company or Yodlee that were not previously alleged in first amended complaint. On May 5, 2021, the Company filed a motion to dismiss all claims asserted against it in the second amended complaint, and Yodlee filed a motion to dismiss most claims asserted against it in the second amended complaint. On July 19, 2021, the Court granted in part Yodlee’s motion, resulting in the dismissal of all federal law claims and two of the state-law claims. On August 5, 2021, the Court granted the Company's motion to dismiss, and dismissed the Company from the lawsuit. On October 8, 2021, Yodlee filed a motion for summary judgment, which has been fully briefed. Oral argument on Yodlee’s motion was heard on September 19, 2022, and the motion has been submitted for decision. On August 12, 2022, Plaintiffs moved for leave to file a third amended complaint, which Yodlee opposed. On September 29, 2022, the Court denied Plaintiffs’ motion to amend the complaint. Yodlee will continue to vigorously defend the remaining claims against it.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2022. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company's results of operations or cash flow in a particular quarter or year.

18.Subsequent Events

Entry into Outsourcing Arrangement and Organizational Realignment

In October 2022, the Company entered into an outsourcing arrangement with Tata Consultancy Services (“TCS”) to increase operational scale and business agility. Under this agreement, the Company will outsource certain administrative and operational services of the Envestnet Data & Analytics business located in Bangalore, India. The agreement became effective in October 2022 and will continue for a period of ten years. In connection with this arrangement, the Company anticipates it will incur severance expense in the fourth quarter of 2022. In certain circumstances, the Company may terminate certain portions of the agreement, and in doing so, the agreement requires the Company to pay significant termination fees.

In the fourth quarter of 2022, as part of an organizational realignment, the Company entered into separation agreements with a number of employees. This realignment will allow Envestnet to operate more efficiently and prioritize activities and services that will benefit its clients and the future of its business.

In connection with the outsourcing arrangement with TCS and the organizational realignment, the Company estimates it will incur approximately $15 million of total severance expense during the fourth quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Unless otherwise indicated, the terms “Envestnet,” the “Company,” “we,” “us” and “our” refer to Envestnet, Inc. and its subsidiaries as a whole.

This quarterly report on Form 10-Q for the quarter ended September 30, 2022 ("Quarterly Report") contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. The potential risks, uncertainties and other factors that could cause actual results to differ from those expressed by the forward-looking statements in this Quarterly Report include, but are not limited to,

•Adverse economic or global market conditions, including periods of rising inflation and market interest rates, and governmental responses to such conditions;
•the conflict between Russia and Ukraine including related sanctions, and their impact on the global economy and capital markets;
•a pandemic or health crisis, including the COVID-19 pandemic;
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

Approximately 6,900 companies, including 16 of the 20 largest U.S. banks, 47 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers (“RIAs”), and hundreds of FinTech companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

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

We also operate six registered investment advisers (“RIAs”) registered with the U.S. Securities and Exchange Commission (“SEC”). We believe that our business model results in a high degree of recurring and predictable financial results.

Recent Developments

Macroeconomic Environment

Our business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. Recent geopolitical uncertainty resulting, in part, from military conflict between Russia and Ukraine which escalated in February 2022 as well as rising inflation have contributed to significant volatility and decline in global financial markets during 2022 which continues as of the date of this quarterly report. The uncertainty over the extent and duration of the ongoing conflict and this period of inflation continues to cause disruptions to businesses and markets worldwide. The extent of the effect on our financial performance will continue to depend on future developments, including the extent and duration of the conflict and this period of inflation, the Federal Reserve's monetary policy in response to rising inflation, the extent of economic sanctions imposed, changes in market interest rates, further governmental and private sector responses and the timing and extent normal economic conditions resume, all of which are uncertain and difficult to predict. Although we are unable to estimate the overall financial effect of the conflict and this period of inflation at this time, as these conditions continue, they could have a material adverse effect on our business, results of operations, financial condition and cash flows. As of September 30, 2022, these condensed consolidated financial statements do not reflect any adjustments as a result of these macroeconomic conditions.

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

We expect to incur an additional $20 to $25 million over the remainder of 2022 as we continue to invest in our ecosystem. The majority of these charges will be recorded to compensation and benefits expense in our condensed consolidated statement of operations. For the three and nine months ended September 30, 2022, we recorded approximately $13 million and $36 million, respectively of compensation and benefit expense related to this plan.

Procurement of Technology Solutions

On April 1, 2022, we entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $9.0 million. We have paid a $4.0 million advance during the nine months ended September 30, 2022. This advance is included in other non-current assets in the condensed consolidated balance sheets.

Office Closures

In April 2022, in response to changing needs and an increase in employees working remotely, we closed three offices in the United States. We are currently exploring alternative uses for these properties, including sublease options. In connection with these closures, in the three and nine months ended September 30, 2022, we recognized zero and $3.7 million of losses on asset retirements, respectively, which are included in general and administration expense in the condensed consolidated statement of operations. Additionally, in the three and nine months ended September 30, 2022, we recognized $1.1 million and $14.1 million of lease restructuring costs, respectively, which are included in general and administration expense in the condensed consolidated statement of operations.

Investment in Privately Held Companies

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

On September 2, 2022, we acquired additional membership units in a privately held company in which we already had an approximate 43% ownership interest for $8.4 million which increased our ownership interest to 48%. We use the equity method of accounting to record our portion of this privately held company's net income or loss on a one quarter lag from the actual results of operations. After this unit purchase, our investment in this privately held company exceeded our proportionate share of our net assets by approximately $7.8 million, which represents amortizable intangible assets. We will recognize amortization of this basis difference prospectively over a period of 5 years. This amortization will be included within our proportional share of income (loss) in other expense, net in the condensed consolidated statements of operations.

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

In connection with the 401kplans.com acquisition, we paid estimated consideration of $14.5 million, net of cash acquired, subject to certain post-closing adjustments. We funded the acquisition with available cash resources.

Dilution gain on equity method investee share issuance

We have an ownership interest in a privately held company that is accounted for under the equity method. During the first quarter of 2022, we funded a $2.5 million convertible loan to this privately held company. During the second quarter of 2022, this privately held company raised additional preferred equity which reduced our ownership to 41.0% and our convertible loan was converted. As a result of this transaction, we recorded a $6.9 million dilution gain during the second quarter of 2022, which is included in other expense, net in the condensed consolidated statements of operations.

Acquisition of Truelytics

On July 1, 2022, we acquired Truelytics, Inc. (“Truelytics”). The acquisition of Truelytics aligns with our strategy to further connect our ecosystem by creating transformative progress for our advisors and clients. Truelytics is an Advisor Transition Management platform and the first end-to-end data-driven system to help wealth management and insurance enterprises attract, grow, and retain advisory businesses, while also reducing the costs related to advisor transitions. The Truelytics platform combines our data, analytics, and wealth technology to further support advisors across the ecosystem. Truelytics has been integrated into the Envestnet Data & Analytics segment.

In connection with the acquisition of Truelytics, we paid estimated cash consideration of approximately $21 million, net of cash acquired, subject to certain post-closing adjustments. We funded the Truelytics acquisition with available cash resources.

Acquisition of Redi2 Technologies

On July 1, 2022, we acquired Redi2 Technologies Inc. (“Redi2 Technologies”). Redi2 Technologies provides revenue management and hosted fee-billing solutions. Its platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance. Redi2 Technologies has been integrated into the Envestnet Wealth Solutions segment.

In connection with the Redi2 Technologies Acquisition, we paid estimated consideration of approximately $68 million in cash. We funded the Redi2 Technologies Acquisition with available cash resources. In addition, certain executives may earn up to $20.0 million in performance bonuses based upon the achievement of certain target financial and non-financial metrics. These performance bonuses will be recognized as compensation and benefits expense in the statement of operations. No amounts were recorded during the three months ended September 30, 2022.

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

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, implements a 15% minimum tax on book income of certain large corporations and a 1% excise tax on net stock repurchases. The provisions of the IRA are effective beginning in 2023. We are currently evaluating the impacts of this act on our consolidated financial statements.

Entry into Outsourcing Arrangement and Organizational Realignment

In October 2022, we entered into an outsourcing arrangement with Tata Consultancy Services ("TCS") to increase operational scale and business agility. Under this agreement, we will outsource certain administrative and operational services of the Envestnet Data & Analytics business located in Bangalore, India. The agreement became effective in October 2022 and will continue for a period of ten years. In connection with this arrangement, we anticipate we will incur severance expense in the fourth quarter of 2022. In certain circumstances, we may terminate certain portions of the agreement, and in doing so, the agreement requires us to pay significant termination fees.

In the fourth quarter of 2022, as part of an organizational realignment, we entered into separation agreements with a number of employees. This realignment will allow us to operate more efficiently and prioritize activities and services that will benefit our clients and the future of our business.

In connection with the outsourcing arrangement with TCS and the organizational realignment, we estimate we will incur approximately $15 million of total severance expense during the fourth quarter of 2022.

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

Envestnet Wealth Solutions Segment

Envestnet Wealth Solutions empowers financial advisors at broker-dealers, banks, and RIAs with all the tools they require to deliver holistic wealth management to their end clients, enabling them to deliver an Intelligent Financial Life to their clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. By September 30, 2022, Envestnet’s platform assets were approximately $4.8 trillion in over 18 million accounts overseen by nearly 106,000 advisors.

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

•Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include more than 5,000 vetted third party managed account products, multi-manager portfolios, and fund strategist portfolios, as well as approximately 900 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.

Key Metrics

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2021	2021	2022(1)	2022	2022

	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$327,279	$362,038	$361,251	$325,209	$315,883
Assets under Administration (“AUA”)	431,040	456,316	432,141	352,840	350,576
Total AUM/A	758,319	818,354	793,392	678,049	666,459
Subscription	4,670,827	4,901,662	4,736,537	4,312,114	4,134,414
Total Platform Assets	$5,429,146	$5,720,016	$5,529,929	$4,990,163	$4,800,873
Platform Accounts
AUM	1,276,066	1,345,274	1,459,093	1,491,861	1,522,968
AUA	1,193,069	1,217,076	1,186,180	1,061,484	1,135,302
Total AUM/A	2,469,135	2,562,350	2,645,273	2,553,345	2,658,270
Subscription	14,810,664	14,986,531	15,151,569	15,312,144	15,596,403
Total Platform Accounts	17,279,799	17,548,881	17,796,842	17,865,489	18,254,673
Advisors
AUM/A	41,696	39,735	39,800	38,394	38,417
Subscription	66,489	68,808	67,168	66,838	67,348
Total Advisors	108,185	108,543	106,968	105,232	105,765
(1) Certain assets and accounts have been reclassified from AUA to AUM to better reflect the nature of the services provided to certain customers.

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended September 30, 2022
	As of	Gross		Net	Market	Reclass to	As of
	6/30/2022	Sales	Redemptions	Flows	Impact	Subscription	9/30/2022

	(in millions, except account data)
AUM	$325,209	$24,912	$(15,971)	$8,941	$(17,762)	$(505)	$315,883
AUA	352,840	37,880	(19,986)	17,894	(17,544)	(2,614)	350,576
Total AUM/A	$678,049	$62,792	$(35,957)	$26,835	$(35,306)	$(3,119)	$666,459
Fee-Based Accounts	2,553,345			114,147		(9,222)	2,658,270

The above AUM/A gross sales figures include $23.6 billion in new client conversions. We onboarded an additional $35.8 billion in subscription conversions during the three months ended September 30, 2022 bringing total conversions for the three months ended September 30, 2022 to $59.4 billion.

Asset and account figures in the “Reclass to Subscription” columns for the three months ended September 30, 2022 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

	Asset Rollforward - Nine Months Ended September 30, 2022
	As of	Gross		Net	Market	Reclass to		As of
	12/31/2021	Sales	Redemptions	Flows	Impact	Subscription	Reclassification(1)	9/30/2022

	(in millions, except account data)
AUM	$362,038	$78,440	$(50,900)	$27,540	$(81,911)	$(505)	$8,721	$315,883
AUA	456,316	93,544	(67,560)	25,984	(91,926)	(31,077)	(8,721)	350,576
Total AUM/A	$818,354	$171,984	$(118,460)	$53,524	$(173,837)	$(31,582)	$—	$666,459
Fee-Based Accounts	2,562,350			216,564		(120,644)	—	2,658,270
(1) Certain assets have been reclassified from AUA to AUM to better reflect the nature of the services provided to certain customers.

The above AUM/A gross sales figures include $41.9 billion in new client conversions. We onboarded an additional $94.5 billion in subscription conversions during the nine months ended September 30, 2022 bringing total conversions for the nine months ended September 30, 2022 to $136.4 billion. (Note: We have revised our subscription conversions for the three months ended March 31, 2022 to $34.3 billion from the previously reported $32.8 billion.)

Asset and account figures in the “Reclass to Subscription” columns for the nine months ended September 30, 2022 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

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
Over 1,700 clients, including financial institutions, financial technology innovators and financial advisory firms, including 13 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for over 37 million end-users.

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
Operational Highlights

Asset-based recurring revenues decreased 4% from $184.0 million in the three months ended September 30, 2021 to $177.1 million in the three months ended September 30, 2022. Subscription-based recurring revenues increased 9% from $113.6 million in the three months ended September 30, 2021 to $123.7 million in the three months ended September 30, 2022. Total revenues, which also includes professional services and other revenues, increased 1% from $303.1 million in the three months ended September 30, 2021 to $306.7 million in the three months ended September 30, 2022.

The Envestnet Wealth Solutions segment's total revenues increased 1% from $254.7 million in the three months ended September 30, 2021 to $257.3 million in the three months ended September 30, 2022 due to an increase in subscription-based revenues of $9.0 million and an increase in professional services and other revenues of $0.5 million. These increases were partially offset by a decrease in asset-based revenues of $6.9 million. The Envestnet Data & Analytics segment's total revenues increased 2% from $48.3 million in the three months ended September 30, 2021 to $49.4 million in the three months ended September 30, 2022 primarily due to an increase in subscription-based revenues of $1.2 million, partially offset by a decrease in professional services and other revenues of $0.1 million.

Asset-based recurring revenues increased 11% from $513.5 million in the nine months ended September 30, 2021 to $571.8 million in the nine months ended September 30, 2022. Subscription-based recurring revenues increased 6% from $335.9 million in the nine months ended September 30, 2021 to $356.6 million in the nine months ended September 30, 2022. Total revenues, which also includes professional services and other revenues, increased 9% from $866.9 million in the nine months ended September 30, 2021 to $946.9 million in the nine months ended September 30, 2022.

The Envestnet Wealth Solutions segment's total revenues increased 11% from $721.4 million in the nine months ended September 30, 2021 to $802.9 million in the nine months ended September 30, 2022 due to an increase in asset-based revenues of $58.4 million, an increase in subscription-based revenues of $20.4 million and an increase in professional services and other revenues of $2.7 million. The Envestnet Data & Analytics segment's total revenues decreased 1% from $145.5 million in the nine months ended September 30, 2021 to $144.0 million in the nine months ended September 30, 2022 primarily due to a decrease in professional services and other revenues of $1.7 million, partially offset by an increase in subscription-based revenues of $0.3 million.

Net loss attributable to Envestnet, Inc. for the three months ended September 30, 2022 was $7.3 million, or $(0.13) per diluted share, compared to net income attributable to Envestnet, Inc. of $11.7 million, or $0.21 per diluted share, for the three months ended September 30, 2021.

Net loss attributable to Envestnet, Inc. for the nine months ended September 30, 2022 was $44.4 million, or $(0.81) per diluted share, compared to net income attributable to Envestnet, Inc. of $18.4 million, or $0.33 per diluted share, for the nine months ended September 30, 2021.

Adjusted revenues for the three months ended September 30, 2022 were $306.7 million, compared to adjusted revenues of $303.1 million in the prior year period. Adjusted EBITDA for the three months ended September 30, 2022 was $53.5 million, compared to adjusted EBITDA of $66.2 million in the prior year period. Adjusted net income for the three months ended September 30, 2022 was $29.5 million, or $0.45 per diluted share, compared to adjusted net income of $39.9 million, or $0.61 per diluted share in the prior year period.

Adjusted revenues for the nine months ended September 30, 2022 were $947.1 million, compared to adjusted revenues of $867.1 million in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2022 was $166.3 million, compared to adjusted EBITDA of $205.5 million in the prior year period. Adjusted net income for the nine months ended September 30, 2022 was $92.6 million, or $1.41 per diluted share, compared to adjusted net income of $125.3 million, or $1.92 per diluted share in the prior year period.

Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a discussion of our non-GAAP measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2022	2021	Change	2022	2021	Change

	(in thousands)			(in thousands)
Revenues:
Asset-based	$177,131	$184,008	(4)%	$571,820	$513,458	11%
Subscription-based	123,747	113,572	9%	356,601	335,905	6%
Total recurring revenues	300,878	297,580	1%	928,421	849,363	9%
Professional services and other revenues	5,817	5,473	6%	18,489	17,533	5%
Total revenues	306,695	303,053	1%	946,910	866,896	9%
Operating expenses:
Cost of revenues	110,108	109,836	—%	361,872	303,199	19%
Compensation and benefits	116,837	109,839	6%	369,453	316,101	17%
General and administration	47,388	39,393	20%	157,867	117,463	34%
Depreciation and amortization	33,408	29,850	12%	97,208	88,252	10%
Total operating expenses	307,741	288,918	7%	986,400	825,015	20%
Income (loss) from operations	(1,046)	14,135	(107)%	(39,490)	41,881	*
Other expense, net	(5,346)	(3,551)	51%	(9,691)	(14,803)	(35)%
Income (loss) before income tax provision (benefit)	(6,392)	10,584	*	(49,181)	27,078	*
Income tax provision (benefit)	2,271	(854)	*	(1,542)	9,074	(117)%
Net income (loss)	(8,663)	11,438	*	(47,639)	18,004	*
Add: Net loss attributable to non-controlling interest	1,373	302	*	3,205	401	*
Net income (loss) attributable to Envestnet, Inc.	$(7,290)	$11,740	*	$(44,434)	$18,405	*
*Not meaningful.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Asset-based recurring revenues

Asset-based recurring revenues decreased 4% from $184.0 million in the three months ended September 30, 2021 to $177.1 million in the three months ended September 30, 2022. The decrease was primarily due to a decrease in asset values applicable to our quarterly billing cycles (which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter).

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 42,000 as of September 30, 2021 to approximately 38,000 as of September 30, 2022, and the number of AUM/A client accounts increased from approximately 2.5 million as of September 30, 2021 to approximately 2.7 million as of September 30, 2022.

Asset-based recurring revenues decreased from 61% of total revenue in the three months ended September 30, 2021 to 58% of total revenue in the three months ended September 30, 2022, primarily due to a higher subscription-based recurring revenues increase and a decrease in asset-based recurring revenues.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 9% from $113.6 million in the three months ended September 30, 2021 to $123.7 million in the three months ended September 30, 2022. This increase was primarily due to an increase of $9.0 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth, and an increase of $1.2 million in the Envestnet Data & Analytics segment, which can be primarily attributable to increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues increased 6% from $5.5 million in the three months ended September 30, 2021 to $5.8 million in the three months ended September 30, 2022. The increase was due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased from $109.8 million in the three months ended September 30, 2021 to $110.1 million in the three months ended September 30, 2022. As a percentage of total revenues, cost of revenues remained consistent at 36% in the three months ended September 30, 2021 and 2022.

Compensation and benefits

Compensation and benefits increased 6% from $109.8 million in the three months ended September 30, 2021 to $116.8 million in the three months ended September 30, 2022. The increase was comprised primarily of increases in salaries, benefits and related payroll taxes of $10.3 million due to increased headcount as a result of growth and acquisitions in the Envestnet Wealth Solutions segment. Also contributing to this increase was miscellaneous employee expenses of $1.1 million which was partially offset by decreases in incentive compensation of $3.8 million and non-cash compensation expense of $1.6 million. As a percentage of total revenues, compensation and benefits increased from 36% in the three months ended September 30, 2021 to 38% in the three months ended September 30, 2022.

General and administration

General and administration expenses increased 20% from $39.4 million in the three months ended September 30, 2021 to $47.4 million in the three months ended September 30, 2022. The increase was primarily due to increases in software and maintenance charges of $4.8 million, restructuring charges and transaction costs of $2.5 million driven by acquisition activity and system implementation costs, travel and entertainment expense of $1.9 million, professional and legal fees of $1.3 million and other immaterial increases within general and administration expense. These increases were partially offset by decreases in litigation and regulatory related expense of $3.6 million and occupancy costs of $1.2 million. As a percentage of total revenues, general and administration expenses increased from 13% in the three months ended September 30, 2021 to 15% in the three months ended September 30, 2022.

Depreciation and amortization

Depreciation and amortization expense increased 12% from $29.9 million in the three months ended September 30, 2021 to $33.4 million in the three months ended September 30, 2022. The increase was primarily due to increases in amortization related to internally developed software of $2.0 million, intangible asset amortization expense of $1.3 million and finance lease amortization expense of $1.2 million, partially offset by an immaterial decrease in depreciation expense. As a percentage of total revenues, depreciation and amortization expense increased from 10% in the three months ended September 30, 2021 to 11% three months ended September 30, 2022.

Other expense, net

Other expense, net increased from $3.6 million in the three months ended September 30, 2021 to $5.3 million in the three months ended September 30, 2022, primarily due to a one-time gain of $1.2 million recorded in 2021 related to the settlement of a liability and a one-time gain of $1.0 million recorded in 2021 related to an insurance reimbursement.

Income tax provision (benefit)

	Three Months Ended
	September 30,
	2022	2021

	(in thousands, except effective tax rate)
Income (loss) before income tax provision (benefit)	$(6,392)	$10,584
Income tax provision (benefit)	2,271	(854)
Effective tax rate	(35.5)%	(8.1)%

Under ASC 740-270-25, we are required to report income tax expense by applying a projected annual effective tax rate ("AETR") to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The effective tax rate ("ETR") for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change. For the three months ended September 30, 2022 and 2021, our ETR was impacted by the change in forecasted and actual year-to-date pre-tax book income.

For the three months ended September 30, 2022, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance we had placed on a portion of U.S. deferred tax assets which includes the impact of the Redi2 and Truelytics acquisitions and IRC Section 174, permanent book-tax differences, and the impact of state and local taxes offset by federal and state R&D credits.

For the three months ended September 30, 2021, our effective tax rate differed from the statutory rate primarily due to the increase in forecasted book income for the year, the decrease in the valuation allowance we had placed on a portion of U.S. deferred tax assets, including the valuation allowance impact of the the acquisition of Harvest Savings & Wealth Technologies ("Harvest") in April 2021, and the windfall from stock-based compensation.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Asset-based recurring revenues

Asset-based recurring revenues increased 11% from $513.5 million in the nine months ended September 30, 2021 to $571.8 million in the nine months ended September 30, 2022. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles (which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter), as well as the impact of new account growth and positive net flows of AUM/A in the first nine months of 2022.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 42,000 as of September 30, 2021 to approximately 38,000 as of September 30, 2022, and the number of AUM/A client accounts increased from approximately 2.5 million as of September 30, 2021 to approximately 2.7 million as of September 30, 2022.

Asset-based recurring revenues increased from 59% of total revenue in the nine months ended September 30, 2021 to 60% of total revenue in the nine months ended September 30, 2022.

Subscription-based recurring revenues

Subscription-based recurring revenue increased 6% from $335.9 million in the nine months ended September 30, 2021 to $356.6 million in the nine months ended September 30, 2022. This increase was primarily due to an increase of $20.4 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues increased 5% from $17.5 million in the nine months ended September 30, 2021 to $18.5 million in the nine months ended September 30, 2022. The increase was due to an increase in revenues resulting from the 2022 Advisor Summit, which was held as an in-person event. The 2021 Advisor Summit was virtual due to the COVID-19 pandemic. This increase in Advisor Summit revenues was partially offset by lower professional services revenue in the Envestnet Data & Analytics segment due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 19% from $303.2 million in the nine months ended September 30, 2021 to $361.9 million in the nine months ended September 30, 2022. The increase was primarily due to an increase in asset-based cost of revenues of $50.3 million, which directly correlates with the increase to asset-based recurring revenues during the period. An increase in professional services and other cost of revenues of $6.5 million, primarily as a result of our 2022 Advisor Summit, which was held in-person, and an increase in subscription-based cost of revenues of $1.8 million also contributed to this increase. As a percentage of total revenues, cost of revenues increased from 35% in the nine months ended September 30, 2021 to 38% in nine months ended September 30, 2022, primarily due to shifts in pricing and product mix for asset-based revenues and additional costs incurred in 2022 related to the in-person Advisor Summit event in the Envestnet Wealth Solutions segment.

Compensation and benefits

Compensation and benefits increased 17% from $316.1 million in the nine months ended September 30, 2021 to $369.5 million in the nine months ended September 30, 2022. The increase is primarily comprised of increases in salaries, benefits and related payroll taxes of $38.2 million due to increased headcount as a result of growth and acquisitions in the Envestnet Wealth Solutions segment. Also contributing to this increase were non-cash compensation expense of $12.3 million, miscellaneous employee expenses of $2.8 million, contract labor expenses of $2.2 million and short term variable expenses of $1.1 million. These increases were partially offset by a decrease in incentive compensation of $4.7 million. As a percentage of total revenues, compensation and benefits increased from 36% in the nine months ended September 30, 2021 to 39% in the nine months ended September 30, 2022, primarily due to a higher increase in compensation and benefits expense and a lower increase in revenues.

General and administration

General and administration expenses increased 34% from $117.5 million in the nine months ended September 30, 2021 to $157.9 million in the nine months ended September 30, 2022. The increase was primarily due to increases in lease restructuring and asset retirement costs of $15.4 million, software and maintenance charges of $12.0 million, restructuring charges and transaction costs of $4.9 million driven by acquisition activity and software implementation costs, travel and entertainment expenses of $4.4 million, marketing expense of $2.9 million, miscellaneous general and administration expense of $2.8 million and other immaterial increases within general and administration accounts. These increases were partially offset by decreases in occupancy costs of $3.3 million and bad debt expense of $2.5 million. As a percentage of total revenues, general and administration expenses increased from 14% in the nine months ended September 30, 2021 to 17% in the nine months ended September 30, 2022, primarily due to lease restructuring and asset retirements charges incurred for three office closures in 2022.

Depreciation and amortization

Depreciation and amortization expense increased 10% from $88.3 million in the nine months ended September 30, 2021 to $97.2 million in the nine months ended September 30, 2022. The increase was primarily due to increases in internally developed software amortization expense of $6.0 million, finance lease amortization expense of $3.3 million and intangible amortization of $2.4 million. These increases were partially offset by a decrease in depreciation of fixed assets of $2.8 million. As a percentage of total revenues, depreciation and amortization expense remained consistent at 10% in the nine months ended September 30, 2021 and 2022.

Other expense, net

Other expense, net decreased from $14.8 million in the nine months ended September 30, 2021 to $9.7 million in the nine months ended September 30, 2022. The decrease was primarily due to a $6.9 million dilution gain recorded in 2022 related to an equity method investee's share issuance and an increase in interest income of $1.5 million. These decreases were partially offset by a one-time gain of $1.2 million recorded in 2021 related to the settlement of a liability and a one-time gain of $1.0 million recorded in 2021 related to an insurance reimbursement.

Income tax provision (benefit)

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands, except effective tax rate)
Income (loss) before income tax provision (benefit)	$(49,181)	$27,078
Income tax provision (benefit)	(1,542)	9,074
Effective tax rate	3.1%	33.5%

Under ASC 740-270-25, we are required to report income tax expense by applying a projected annual effective tax rate ("AETR") to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The effective tax rate ("ETR") for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change. For the nine months ended September 30, 2022 and 2021, our ETR was impacted by the change in forecasted and actual year-to-date pre-tax book income.

For the nine months ended September 30, 2022, our effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance we had placed on a portion of U.S. deferred tax assets which includes the impact of the Redi2 and Truelytics acquisitions and IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state R&D credits, and the partial reserve release for an uncertain tax position due to the expiration of a statute of limitations.

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

The following table reconciles income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Envestnet Wealth Solutions	$20,607	$34,386	$49,844	$101,042
Envestnet Data & Analytics	74	1,265	(9,218)	3,896
Nonsegment operating expenses	(21,727)	(21,516)	(80,116)	(63,057)
Income (loss) from operations	(1,046)	14,135	(39,490)	41,881
Other expense, net	(5,346)	(3,551)	(9,691)	(14,803)
Consolidated income (loss) before income tax benefit	(6,392)	10,584	(49,181)	27,078
Income tax provision (benefit)	2,271	(854)	(1,542)	9,074
Consolidated net income (loss)	(8,663)	11,438	(47,639)	18,004
Add: Net loss attributable to non-controlling interest	1,373	302	3,205	401
Consolidated net income (loss) attributable to Envestnet, Inc.	$(7,290)	$11,740	$(44,434)	$18,405

 Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2022	2021	Change	2022	2021	Change

	(in thousands)			(in thousands)
Revenues:
Asset-based	$177,131	$184,008	(4)%	$571,820	$513,458	11%
Subscription-based	75,975	66,988	13%	218,080	197,663	10%
Total recurring revenues	253,106	250,996	1%	789,900	711,121	11%
Professional services and other revenues	4,229	3,738	13%	13,003	10,320	26%
Total revenues	257,335	254,734	1%	802,903	721,441	11%
Operating expenses:
Cost of revenues	103,618	103,742	—%	343,148	285,887	20%
Compensation and benefits	77,010	67,592	14%	234,413	195,560	20%
General and administration	31,463	26,086	21%	103,824	71,669	45%
Depreciation and amortization	24,637	22,928	7%	71,674	67,283	7%
Total operating expenses	236,728	220,348	7%	753,059	620,399	21%
Income from operations	$20,607	$34,386	(40)%	$49,844	$101,042	(51)%

Three months ended September 30, 2022 compared to three months ended September 30, 2021 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues decreased 4% from $184.0 million in the three months ended September 30, 2021 to $177.1 million in the three months ended September 30, 2022. The decrease was primarily due to a decrease in asset values applicable to our quarterly billing cycles (which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter).

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 42,000 as of September 30, 2021 to approximately 38,000 as of September 30, 2022, and the number of AUM/A client accounts increased from approximately 2.5 million as of September 30, 2021 to approximately 2.7 million as of September 30, 2022.

As a percentage of segment revenues, asset-based recurring revenue decreased from 72% of segment revenue in the three months ended September 30, 2021 to 69% of segment revenue in the three months ended September 30, 2022, primarily due to a higher subscription-based recurring revenues increase and a decrease in asset-based recurring revenues.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 13% from $67.0 million in the three months ended September 30, 2021 to $76.0 million in the three months ended September 30, 2022, primarily due to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues increased 13% from $3.7 million in the three months ended September 30, 2021 to $4.2 million in the three months ended September 30, 2022. The increase was primarily due to timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues decreased from $103.7 million in the three months ended September 30, 2021 to $103.6 million in the three months ended September 30, 2022. As a percentage of segment revenues, cost of revenues decreased from 41% in the three months ended September 30, 2021 to 40% in the three months ended September 30, 2022.

Compensation and benefits

Compensation and benefits increased 14% from $67.6 million in the three months ended September 30, 2021 to $77.0 million in the three months ended September 30, 2022. The increase is primarily due to increases in salaries, benefits and related payroll taxes of $8.8 million due to increased headcount as a result of growth and acquisitions. Also contributing to this increase were non-cash compensation expense of $1.6 million and other immaterial increases within compensation and benefit expense, partially offset by a decrease in incentive compensation of $1.7 million. As a percentage of segment revenues, compensation and benefits increased from 27% in the three months ended September 30, 2021 to 30% in the three months ended September 30, 2022, primarily due to a higher increase in compensation and benefits expense and a lower increase in revenues.

General and administration

General and administration expenses increased 21% from $26.1 million in the three months ended September 30, 2021 to $31.5 million in the three months ended September 30, 2022. The increase was primarily due to an increase in software and maintenance charges of $3.3 million, travel and entertainment expense of $1.4 million and other immaterial increases within general and administration expense. These increases were partially offset by a decrease in occupancy costs of $1.2 million. As a percentage of segment revenues, general and administration expenses increased from 10% in the three months ended September 30, 2021 to 12% in the three months ended September 30, 2022.

Depreciation and amortization

Depreciation and amortization expense increased 7% from $22.9 million in the three months ended September 30, 2021 to $24.6 million in the three months ended September 30, 2022. The increase was primarily due to an increase in internally developed software amortization expense of $1.1 million. As a percentage of segment revenues, depreciation and amortization expense increased from 9% in the three months ended September 30, 2021 to 10% in the three months ended September 30, 2022.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 for the Envestnet Wealth Solutions segment

Asset-based recurring revenues

Asset-based recurring revenues increased 11% from $513.5 million in the nine months ended September 30, 2021 to $571.8 million in the nine months ended September 30, 2022. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles (which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter), as well as new account growth and positive net flows of AUM/A in the first nine months of 2022.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 42,000 as of September 30, 2021 to approximately 38,000 as of September 30, 2022, and the number of AUM/A client accounts increased from approximately 2.5 million as of September 30, 2021 to approximately 2.7 million as of September 30, 2022.

As a percentage of segment revenues, asset-based recurring revenue remained consistent at 71% of segment revenue in the nine months ended September 30, 2021 and 2022.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 10% from $197.7 million in the nine months ended September 30, 2021 to $218.1 million in the nine months ended September 30, 2022, primarily due to new and existing customer growth.

Professional services and other revenues

Professional services and other revenues increased 26% from $10.3 million in the nine months ended September 30, 2021 to $13.0 million in the nine months ended September 30, 2022. The increase was due to an increase in revenues resulting from the 2022 Advisor Summit, which was held as an in-person event. The 2021 Advisor Summit was virtual due to the COVID-19 pandemic. This increase in Advisor Summit revenues was partially offset by lower professional services revenue due to the timing and completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 20% from $285.9 million in the nine months ended September 30, 2021 to $343.1 million in the nine months ended September 30, 2022. The increase was primarily due to an increase in asset-based cost of revenues of $50.3 million, which directly correlates with the increase to asset-based recurring revenues during the period, and an increase in professional services and other cost of revenues of $6.6 million, primarily as a result of our 2022 Advisor Summit, which was held in-person. As a percentage of segment revenues, cost of revenues increased from 40% in the nine months ended September 30, 2021 to 43% in the nine months ended September 30, 2022, primarily due to shifts in pricing and product mix for asset-based revenues and additional costs incurred in 2022 related to the in-person Advisor Summit event.

Compensation and benefits

Compensation and benefits increased 20% from $195.6 million in the nine months ended September 30, 2021 to $234.4 million in the nine months ended September 30, 2022, primarily due to increases in salaries, benefits and related payroll taxes of $29.0 million due to increased headcount to support organic growth and acquisitions. Also contributing to this increase were non-cash compensation expense of $8.8 million, contract labor expenses of $1.2 million, miscellaneous employee expense of $1.1 million and other immaterial increases within compensation and benefit expense. These increases were partially offset by a decrease in incentive compensation of $2.0 million. As a percentage of segment revenues, compensation and benefits increased from 27% in the nine months ended September 30, 2021 to 29% in the nine months ended September 30, 2022.

General and administration

General and administration expenses increased 45% from $71.7 million in the nine months ended September 30, 2021 to $103.8 million in the nine months ended September 30, 2022. The increase was primarily due to an increase of $15.4 million related to lease restructuring costs incurred in 2022 driven by the closure of three offices in the United States, software and maintenance charges of $10.0 million, marketing expense of $3.5 million, miscellaneous general and administration expenses of $3.2 million and travel and entertainment expense of $2.8 million. These increases were partially offset by decreased occupancy costs of $3.1 million. As a percentage of segment revenues, general and administration expenses increased from 10% in the nine months ended September 30, 2021 to 13% in the nine months ended September 30, 2022, primarily due to lease restructuring and asset retirements charges incurred for three office closures.

Depreciation and amortization

Depreciation and amortization expense increased 7% from $67.3 million in the nine months ended September 30, 2021 to $71.7 million in the nine months ended September 30, 2022. The increase was primarily due to an increase in internally developed software amortization expense of $3.2 million and an increase in finance lease amortization expense of $1.9 million, partially offset by other immaterial decreases within depreciation and amortization. As a percentage of segment revenues, depreciation and amortization expense remained consistent at 9% in the nine months ended September 30, 2021 and 2022.

Envestnet Data & Analytics

The following table presents income (loss) from operations for the Envestnet Data & Analytics segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2022	2021	Change	2022	2021	Change

	(in thousands)			(in thousands)
Revenues:
Subscription-based	$47,772	$46,584	3%	$138,521	$138,242	—%
Professional services and other revenues	1,588	1,735	(8)%	5,486	7,213	(24)%
Total revenues	49,360	48,319	2%	144,007	145,455	(1)%
Operating expenses:
Cost of revenues	6,490	6,094	6%	18,724	17,312	8%
Compensation and benefits	26,174	26,468	(1)%	80,334	77,765	3%
General and administration	7,851	7,570	4%	28,633	25,513	12%
Depreciation and amortization	8,771	6,922	27%	25,534	20,969	22%
Total operating expenses	49,286	47,054	5%	153,225	141,559	8%
Income (loss) from operations	$74	$1,265	*	$(9,218)	$3,896	*
*Not meaningful.

Three months ended September 30, 2022 compared to three months ended September 30, 2021 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased 3% from $46.6 million in the three months ended September 30, 2021 to $47.8 million in the three months ended September 30, 2022, primarily due to increases in revenue from existing customers.

Professional services and other revenues

Professional services and other revenues decreased 8% from $1.7 million in the three months ended September 30, 2021 to $1.6 million in the three months ended September 30, 2022 primarily due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 6% from $6.1 million in the three months ended September 30, 2021 to $6.5 million in the three months ended September 30, 2022. As a percentage of segment revenues, cost of revenues remained consistent at 13% in the three months ended September 30, 2022 and 2021.

Compensation and benefits

Compensation and benefits decreased 1% from $26.5 million in the three months ended September 30, 2021 to $26.2 million in the three months ended September 30, 2022, primarily due to a decrease in incentive compensation of $1.7 million, which was partially offset by increases in salaries, benefits and related payroll taxes of $1.1 million and other immaterial increases within compensation and benefit accounts. As a percentage of segment revenues, compensation and benefits decreased from 55% in the three months ended September 30, 2021 to 53% in the three months ended September 30, 2022.

General and administration

General and administration expenses increased 4% from $7.6 million in the three months ended September 30, 2021 to $7.9 million in the three months ended September 30, 2022 primarily due to an increase in restructuring charges and transaction costs of $1.3 million, software and maintenance charges of $1.3 million and other immaterial increases within general and administration expense accounts. These increases were partially offset by a decrease in litigation and regulatory related expense of $3.6 million. As a percentage of segment revenues, general and administration expenses remained consistent at 16% in the three months ended September 30, 2021 and 2022.

Depreciation and amortization

Depreciation and amortization expense increased 27% from $6.9 million in the three months ended September 30, 2021 to $8.8 million in the three months ended September 30, 2022. The increase is primarily due to increases in internally developed software and intangible asset amortization expense. As a percentage of segment revenues, depreciation and amortization expense increased from 14% in the three months ended September 30, 2021 to 18% in three months ended September 30, 2022. The increase in depreciation and amortization as a percentage of segment revenues is primarily due to higher amortization expense incurred in 2022 driven by increased capitalization related to internally developed software costs and the procurement of technology solutions from a privately held company.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 for the Envestnet Data & Analytics segment

Subscription-based recurring revenues

Subscription-based recurring revenues increased from $138.2 million in the nine months ended September 30, 2021 to $138.5 million in the nine months ended September 30, 2022.

Professional services and other revenues

Professional services and other revenues decreased 24% from $7.2 million in the nine months ended September 30, 2021 to $5.5 million in the nine months ended September 30, 2022, primarily due to the timing of the completion of customer projects and deployments.

Cost of revenues

Cost of revenues increased 8% from $17.3 million in the nine months ended September 30, 2021 to $18.7 million in the nine months ended September 30, 2022. As a percentage of segment revenues, cost of revenues increased from 12% in the nine months ended September 30, 2021 to 13% in the nine months ended September 30, 2022.

Compensation and benefits

Compensation and benefits increased 3% from $77.8 million in the nine months ended September 30, 2021 to $80.3 million in the nine months ended September 30, 2022, primarily due to an increase in salaries, benefits, and related payroll taxes of $5.4 million, miscellaneous employee expenses of $1.7 million and other immaterial increases within compensation and benefit accounts. These amounts were partially offset by decreases in incentive compensation of $2.7 million, severance expense of $2.1 million and non-cash compensation expense of $1.3 million. As a percentage of segment revenues, compensation and benefits increased from 53% in the nine months ended September 30, 2021 to 56% in the nine months ended September 30, 2022. The increase in compensation and benefits as a percentage of segment revenues is primarily driven by increased headcount related to domestic employees.

General and administration

General and administration expenses increased 12% from $25.5 million in the nine months ended September 30, 2021 to $28.6 million in the nine months ended September 30, 2022 primarily due to an increase in software and maintenance charges of $1.5 million, restructuring charges and transaction costs of $1.5 million, contingent consideration adjustments of $1.5 million, and travel and entertainment expenses of $1.3 million. These increases were partially offset by a decrease in marketing expense as well as other immaterial decreases within general and administration expense. As a percentage of segment revenues, general and administration expenses increased from 18% in the nine months ended September 30, 2021 to 20% in the nine months ended September 30, 2022.

Depreciation and amortization

Depreciation and amortization expense increased 22% from $21.0 million in the nine months ended September 30, 2021 to $25.5 million in the nine months ended September 30, 2022. The increase is primarily due to increases in internally developed software amortization expense of $2.8 million, intangible asset amortization expense of $2.1 million and finance lease amortization expense of $1.4 million. These increases were partially offset by other immaterial decreases within depreciation accounts. As a percentage of segment revenues, depreciation and amortization expense increased from 14% in the nine months ended September 30, 2021 to 18% in nine months ended September 30, 2022. The increase in depreciation and amortization as a percentage of total revenues is primarily due to higher amortization expense incurred in 2022 driven by increased capitalization related to internally developed software costs and the procurement of technology solutions from a privately held company.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2022	2021	Change	2022	2021	Change

	(in thousands)			(in thousands)
Operating expenses:
Compensation and benefits	$13,653	$15,779	(13)%	$54,706	$42,776	28%
General and administration	8,074	5,737	41%	25,410	20,281	25%
Nonsegment operating expenses	$21,727	$21,516	1%	$80,116	$63,057	27%

Three months ended September 30, 2022 compared to three months ended September 30, 2021 for Nonsegment

Compensation and benefits

Compensation and benefits decreased 13% from $15.8 million in the three months ended September 30, 2021 to $13.7 million in the three months ended September 30, 2022, primarily due to a decrease in non-cash compensation expense of $2.5 million as a result of adjustments to performance-based stock units, partially offset by other immaterial increases.

General and administration

General and administration expenses increased 41% from $5.7 million in the three months ended September 30, 2021 to $8.1 million in the three months ended September 30, 2022. The increase was primarily due to an increase in restructuring charges and transaction costs of $1.1 million driven by system implementation costs and other immaterial increases.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021 for Nonsegment

Compensation and benefits

Compensation and benefits increased 28% from $42.8 million in the nine months ended September 30, 2021 to $54.7 million in the nine months ended September 30, 2022, primarily due to increased headcount that resulted in increases in non-cash compensation expense of $4.8 million, and salaries, benefits and related payroll taxes of $3.8 million. An increase in severance of $2.2 million also contributed to this increase.

General and administration

General and administration expenses increased 25% from $20.3 million in the nine months ended September 30, 2021 to $25.4 million in the nine months ended September 30, 2022. The increase was primarily due to an increase in restructuring charges and transaction costs of $4.2 million driven by acquisition activity and system implementation costs, and other immaterial increases.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, accretion on contingent consideration and purchase liability, fair market value adjustment on contingent consideration liability, fair market value adjustment to investment in private company, litigation and regulatory related expenses, foreign currency, gain on settlement of liability, gain on insurance reimbursement, non-income tax expense adjustment, dilution gain on equity method investee share issuance, income or loss allocations from equity method investments and (income) loss attributable to non-controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, non-cash interest expense, cash interest on our convertible notes, non-cash compensation expense, restructuring charges and transaction costs, severance, accretion on contingent consideration and purchase liability, fair market value adjustment on contingent consideration liability, fair market value adjustment to investment in private company, amortization of acquired intangibles, litigation and regulatory related expenses, foreign currency, gain on settlement of liability, gain on insurance reimbursement, non-income tax expense adjustment, dilution gain on equity method investee share issuance, income or loss allocations from equity method investments and (income) loss attributable to non-controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, deferred revenue fair value adjustment, income tax provision (benefit), restructuring charges and transaction costs, severance, accretion on contingent consideration and purchase liability, fair market value adjustment on contingent consideration liability, fair market value adjustment to investment in private company, litigation and regulatory related expenses, foreign currency, gain on settlement of liability, gain on insurance reimbursement, non-income tax expense, dilution gain on equity method investee share issuance, income or loss allocations from equity method investments, pre-tax (income) loss attributable to non-controlling interest, and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non-cash stock-based compensation expense from adjusted EBITDA and adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•We paid net cash for income taxes of $7.9 million and $5.9 million for the nine months ended September 30, 2022 and 2021, respectively. In the event that we generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Total revenues	$306,695	$303,053	$946,910	$866,896
Deferred revenue fair value adjustment	54	67	162	227
Adjusted revenues	$306,749	$303,120	$947,072	$867,123

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss)	$(8,663)	$11,438	$(47,639)	$18,004
Add (deduct):
Deferred revenue fair value adjustment	54	67	162	227
Interest income	(1,239)	(202)	(2,273)	(569)
Interest expense	4,242	4,242	13,307	12,682
Income tax provision (benefit)	2,271	(854)	(1,542)	9,074
Depreciation and amortization	33,408	29,850	97,208	88,252
Non-cash compensation expense	17,265	18,885	62,583	50,307
Restructuring charges and transaction costs	3,895	3,403	27,267	11,215
Severance	1,125	207	11,379	10,498
Accretion on contingent consideration and purchase liability	—	81	—	656
Fair market value adjustment on contingent consideration liability	—	(927)	—	(1,067)
Fair market value adjustment to investment in private company	—	—	—	(758)
Litigation and regulatory related expenses	(2,050)	1,512	5,333	5,159
Foreign currency	308	97	613	110
Gain on settlement of liability	—	(1,206)	—	(1,206)
Gain on insurance reimbursement	—	(968)	—	(968)
Non-income tax expense adjustment	(325)	(831)	(112)	(1,102)
Dilution gain on equity method investee share issuance	—	—	(6,934)	—
Loss allocations from equity method investments	2,387	1,508	5,332	5,553
(Income) loss attributable to non-controlling interest	820	(114)	1,637	(554)
Adjusted EBITDA	$53,498	$66,188	$166,321	$205,513

The following table sets forth the reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except share and per share information)
Net income (loss)	$(8,663)	$11,438	$(47,639)	$18,004
Income tax provision (benefit) (1)	2,271	(854)	(1,542)	9,074
Income (loss) before income tax provision (benefit)	(6,392)	10,584	(49,181)	27,078
Add (deduct):
Deferred revenue fair value adjustment	54	67	162	227
Non-cash interest expense	1,443	1,443	4,917	4,295
Cash interest - Convertible Notes	2,479	2,479	7,439	7,439
Non-cash compensation expense	17,265	18,885	62,583	50,307
Restructuring charges and transaction costs	3,895	3,403	27,267	11,215
Severance	1,125	207	11,379	10,498
Accretion on contingent consideration and purchase liability	—	81	—	656
Fair market value adjustment on contingent consideration liability	—	(927)	—	(1,067)
Fair market value adjustment to investment in private company	—	—	—	(758)
Amortization of acquired intangibles	18,649	17,390	53,814	51,370
Litigation and regulatory related expenses	(2,050)	1,512	5,333	5,159
Foreign currency	308	97	613	110
Gain on settlement of liability	—	(1,206)	—	(1,206)
Gain on insurance reimbursement	—	(968)	—	(968)
Non-income tax expense adjustment	(325)	(831)	(112)	(1,102)
Dilution gain on equity method investee share issuance	—	—	(6,934)	—
Loss allocations from equity method investments	2,387	1,508	5,332	5,553
(Income) loss attributable to non-controlling interest	820	(114)	1,637	(554)
Adjusted net income before income tax effect	39,658	53,610	124,249	168,252
Income tax effect (2)	(10,112)	(13,670)	(31,683)	(42,904)
Adjusted net income	$29,546	$39,940	$92,566	$125,348

Basic number of weighted-average shares outstanding	55,226,777	54,547,858	55,109,387	54,400,247
Effect of dilutive shares:
Options to purchase common stock	74,559	201,103	123,267	207,281
Unvested restricted stock units	208,367	570,515	378,061	614,005
Convertible notes	9,898,549	9,898,549	9,898,549	9,898,549
Warrants	—	69,151	—	66,439
Diluted number of weighted-average shares outstanding	65,408,252	65,287,176	65,509,264	65,186,521
Adjusted net income per share - diluted	$0.45	$0.61	$1.41	$1.92

(1)For the three months ended September 30, 2022 and 2021, the effective tax rate computed in accordance with GAAP equaled (35.5)% and (8.1)%, respectively. For the nine months ended September 30, 2022 and 2021, the effective tax rate computed in accordance with GAAP equaled 3.1% and 33.5%, respectively.
(2)An estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for both the three and nine months ended September 30, 2022 and 2021.

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

The following tables set forth the reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$257,335	$49,360	$—	$306,695
Deferred revenue fair value adjustment	54	—	—	54
Adjusted revenues	$257,389	$49,360	$—	$306,749

Income (loss) from operations	$20,607	$74	$(21,727)	$(1,046)
Add:
Deferred revenue fair value adjustment	54	—	—	54
Depreciation and amortization	24,637	8,771	—	33,408
Non-cash compensation expense	11,235	2,991	3,039	17,265
Restructuring charges and transaction costs	928	1,264	1,703	3,895
Severance	686	281	158	1,125
Litigation and regulatory related expenses	—	(2,050)	—	(2,050)
Non-income tax expense adjustment	(343)	18	—	(325)
Loss attributable to non-controlling interest	820	—	—	820
Other	352	—	—	352
Adjusted EBITDA	$58,976	$11,349	$(16,827)	$53,498

	Three Months Ended September 30, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$254,734	$48,319	$—	$303,053
Deferred revenue fair value adjustment	67	—	—	67
Adjusted revenues	$254,801	$48,319	$—	$303,120

Income (loss) from operations	$34,386	$1,265	$(21,516)	$14,135
Add (deduct):
Deferred revenue fair value adjustment	67	—	—	67
Depreciation and amortization	22,928	6,922	—	29,850
Non-cash compensation expense	9,661	3,667	5,557	18,885
Restructuring charges and transaction costs	2,863	(55)	595	3,403
Severance	(49)	227	29	207
Accretion on contingent consideration and purchase liability	62	19	—	81
Fair market value adjustment on contingent consideration liability	—	(927)	—	(927)
Litigation and regulatory related expenses	—	1,512	—	1,512
Non-income tax expense adjustment	(905)	74	—	(831)
Income attributable to non-controlling interest	(114)	—	—	(114)
Other	(63)	(9)	(8)	(80)
Adjusted EBITDA	$68,836	$12,695	$(15,343)	$66,188

	Nine Months Ended September 30, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$802,903	$144,007	$—	$946,910
Deferred revenue fair value adjustment	162	—	—	162
Adjusted revenues	$803,065	$144,007	$—	$947,072

Income (loss) from operations	$49,844	$(9,218)	$(80,116)	$(39,490)
Add (deduct):
Deferred revenue fair value adjustment	162	—	—	162
Depreciation and amortization	71,674	25,534	—	97,208
Non-cash compensation expense	35,889	8,378	18,316	62,583
Restructuring charges and transaction costs	18,109	2,014	7,144	27,267
Severance	4,909	1,492	4,978	11,379
Litigation and regulatory related expenses	—	5,333	—	5,333
Non-income tax expense adjustment	(52)	(60)	—	(112)
Loss attributable to non-controlling interest	1,637	—	—	1,637
Other	352	2	—	354
Adjusted EBITDA	$182,524	$33,475	$(49,678)	$166,321

	Nine Months Ended September 30, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenues	$721,441	$145,455	$—	$866,896
Deferred revenue fair value adjustment	227	—	—	227
Adjusted revenues	$721,668	$145,455	$—	$867,123

Income (loss) from operations	$101,042	$3,896	$(63,057)	$41,881
Add (deduct):
Deferred revenue fair value adjustment	227	—	—	227
Depreciation and amortization	67,283	20,969	—	88,252
Non-cash compensation expense	27,080	9,691	13,536	50,307
Restructuring charges and transaction costs	8,049	119	3,047	11,215
Severance	4,134	3,634	2,730	10,498
Accretion on contingent consideration and purchase liability	572	84	—	656
Fair market value adjustment on contingent consideration liability	—	(1,067)	—	(1,067)
Litigation and regulatory related expenses	—	5,159	—	5,159
Non-income tax expense adjustment	(1,335)	233	—	(1,102)
Income attributable to non-controlling interest	(554)	—	—	(554)
Other	41	—	—	41
Adjusted EBITDA	$206,539	$42,718	$(43,744)	$205,513

Liquidity and Capital Resources

As of September 30, 2022, we had total cash and cash equivalents of $241.3 million compared to $429.3 million as of December 31, 2021. We plan to use existing cash as of September 30, 2022, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities. As of September 30, 2022, we had $500.0 million available to borrow under our revolving credit facility, subject to covenant compliance.

Cash Flows

The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$86,235	$169,974
Net cash used in investing activities	(226,755)	(135,040)
Net cash used in financing activities	(44,450)	(25,156)
Effect of exchange rate on changes on cash	(3,128)	(544)
Net increase (decrease) in cash, cash equivalents and restricted cash	(188,098)	9,234
Cash, cash equivalents and restricted cash, end of period	241,330	393,948

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $86.2 million compared to net cash provided by operating activities of $170.0 million for the same period in 2021. The decrease was primarily due to a decrease in pre-tax income period over period of $76.3 million and timing of payments within working capital items.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $226.8 million compared to net cash used in investing activities of $135.0 million for the same period in 2021. The increase was primarily due to an increase in cash disbursements for various acquisitions and investments in privately held companies of $78.8 million. Also contributing to this increase was an additional $18.7 million of internally developed software costs capitalized in 2022 as compared to the same period in 2021 and $6.4 million related to the issuance of notes receivable to equity method investees in 2022. Partially offsetting these increases was a decrease in cash disbursements for proprietary technology assets of $10.5 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $44.5 million compared to net cash used in financing activities of $25.2 million for the same period in 2021, primarily due to finance lease payments of $15.4 million in 2022, increased share repurchases of $7.1 million in the current year period and an additional $3.3 million of taxes paid on the vesting of restricted shares in 2022 as compared to the same period in 2021. These increases were partially offset by decreased contingent consideration payments of $8.5 million.

Commitments and Off-Balance Sheet Arrangements

Purchase Obligations and Indemnifications

See “Part I, Item 1, Note 17—Commitments, Purchase Obligations and Indemnifications” and “Note 18—Subsequent Events, Entry into Outsourcing Arrangement” for purchase obligations and indemnifications details.

Procurement of Technology Solutions

See “Part I, Item 1, Note 7—Goodwill and Intangible Assets, net, Procurement of Technology Solutions” and “Note 17—Commitments” for details related to these transactions.

Investment in Privately Held Companies

See “Part I, Item 1, Note 3— Acquisitions and Other Investments” for details related to these transactions.

Acquisition of Redi2 Technologies

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Note 17—Commitments, Legal Proceedings is incorporated herein by reference.

Item 1A. Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K when making investment decisions regarding our securities. Other than as provided below, the risk factors that were disclosed in our 2021 Form 10-K have not materially changed since the date our 2021 Form 10-K was filed.

Our reliance on outsourcing arrangements subjects us to risk and may disrupt or adversely affect our operations.

We have entered into an agreement with Tata Consulting Services (“TCS”) pursuant to which we have outsourced certain development, engineering and back office functions of the Envestnet Data & Analytics business located in Bangalore, India to increase operations scale and business agility. Although we have service-level arrangements with TCS and a variety of contractual obligations and options designed to (a) monitor TCS’s performance and (b) incentivize a high level of performance by TCS, because we do not ultimately control its performance, our reliance on a third-party vendor could subject us to additional risk, including the loss of valuable intellectual property, data security issues and non-compliance with data protection and privacy laws. If TCS fails to perform as required or terminates our arrangements, we might not realize the expected financial and operational benefits of the outsourcing arrangement and may be required to pursue new third-party relationships, which could significantly disrupt Envestnet Data & Analytics’ operations and adversely affect our business, financial condition, and results of operations. We may also be unable to establish comparable new vendor relationships on as favorable terms or at all. Even if we are able to obtain replacement services in these scenarios, there may be a disruption or delay in our ability to operate our Envestnet Data & Analytics business, and the replacement services might be more expensive than those we have currently. The process of transitioning services and data from one provider to another can be complicated, time consuming, expensive and may lead to significant disruptions in Envestnet Data & Analytics’ business and could adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

On February 25, 2016, we announced that our Board had authorized a share repurchase program under which we may repurchase up to 2.0 million shares of our common stock. There were no purchases of equity securities made under the share repurchase program in the three months ended September 30, 2022. As of September 30, 2022, there were 1.7 million shares that may yet be repurchased under the program.

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

________________________________

* The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (iii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2022 and 2021; (vi) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2022.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer