Form 10-K
period 2022-12-31
ENVESTNET, INC.
filed 2023-02-28
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34835
_________________________________________
Envestnet, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware	20-1409613
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1000 Chesterbrook Boulevard, Suite 250, Berwyn, Pennsylvania	60601
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 827-2800
_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.005 per share	ENV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2022 as reported on The New York Stock Exchange on that date: $1.8 billion. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock and (ii) officers and directors of the registrant, as of June 30, 2022, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.
As of February 21, 2023, 54,019,836 shares of the common stock with a par value of $0.005 per share were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, which will be filed within 120 days after the close of the 2022 fiscal year.

Forward‑Looking Statements
Unless otherwise indicated, the terms “Envestnet,” “the Company,” “we,” “us” and “our” refer to Envestnet, Inc. and its subsidiaries as a whole.
This annual report on Form 10‑K for the year ended December 31, 2022 ("Annual Report") contains forward‑looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward‑looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward‑looking statements. The potential risks, uncertainties and other factors that could cause actual results to differ from those expressed by the forward-looking statements in this Annual Report include, but are not limited to,
•adverse economic or global market conditions, including periods of rising inflation and market interest rates, and governmental responses to such conditions;
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
•a pandemic or health crisis, including the COVID-19 pandemic; and
•management’s response to these factors.
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

Approximately 106,000 advisors and approximately 6,900 companies including: 16 of the 20 largest U.S. banks, 47 of the 50 largest wealth management and brokerage firms, over 500 of the largest registered investment advisers ("RIAs") and hundreds of FinTech companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting technology, solutions and data, delivering better intelligence and enabling its customers to drive better outcomes.
Envestnet, a Delaware corporation originally founded in 1999, serves clients from its headquarters based in Berwyn, Pennsylvania, as well as other locations throughout the United States, India and other international locations.
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
Envestnet Wealth Solutions Segment
Envestnet Wealth Solutions empowers financial advisors at broker-dealers, banks and RIAs with all the tools they require to deliver holistic wealth management to their end clients, enabling them to deliver an Intelligent Financial Life to their clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. At the end of 2022, Envestnet Wealth Solutions’ platform assets are approximately $5.1 trillion in more than 18.3 million accounts overseen by approximately 106,000 advisors.
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
We offer these solutions principally through the following product and service suites:
•Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to the creation of a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to nearly 23,000 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics and digital advice capabilities to customers.

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

•Envestnet | Retirement Solutions (“ERS & 401kplans.com”) offers a comprehensive suite of services for advisor-sold retirement plans. Our retirement solutions address the regulatory, data, and investment needs of retirement plans and delivers the information holistically. 401kplans.com is a digital 401(k) retirement plan marketplace that streamlines retirement plan distribution and due diligence among financial advisors and third-party administrators. With Envestnet's retirement solutions marketplace, advisors can employ Envestnet's outsourced 3(38) or 3(21) fiduciary services for investment selection and monitoring in retirement plan portfolios and can access essential information to make investment recommendations and understand the impact of fund changes to the total cost of their plans.

•Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include over 5,000 vetted third-party managed account products, multi-manager portfolios and fund strategist portfolios, as well as over 950 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.
•Envestnet | Redi2 (“Redi2”) offers revenue management and hosted fee-billing solutions in the global financial services industry. Redi2's platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance. Redi2 solutions caters to different segments of the market with three different product lines: Revenue Manager which provides client revenue accounting and billing services for asset managers; Wealth Manager which delivers multi-party billing and payouts for broker-dealers and turnkey asset management programs and BillFin™ which offers advisory billing and invoicing for financial advisors.
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

AUM/A & Subscription
($ in billions)

$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$1,704
$2,757
$3,756
$4,561
$5,720
$5,091

Asset Type	2017	2018	2019	2020	2021	2022
Subscription	$1,254	$2,314	$3,205	$3,893	$4,902	$4,382
AUA	$308	$292	$344	$405	$456	$367
AUM	$142	$151	$207	$263	$362	$341
Total	$1,704	$2,757	$3,756	$4,561	$5,720	$5,091

AUM/A & Subscription Accounts
(in thousands)

20,000
18,000
16,000
14,000
12,000
10,000
8,000
6,000
4,000
2,000
0
6,958
10,864
11,922
13,429
17,549
18,347

Asset Type	2017	2018	2019	2020	2021	2022
Subscription	5,054	8,865	9,793	11,079	14,987	15,665
AUA	1,218	1,183	1,194	1,277	1,217	1,135
AUM	686	816	935	1,073	1,345	1,547
Total	6,958	10,864	11,922	13,429	17,549	18,347

AUM/A & Subscription Advisors

125,000
100,000
75,000
50,000
25,000
0
66,051
96,340
101,743
106,310
108,543
105,545

Asset Type	2017	2018	2019	2020	2021	2022
Subscription	25,566	56,237	61,180	65,104	68,808	67,520
AUM/A	40,485	40,103	40,563	41,206	39,735	38,025
Total	66,051	96,340	101,743	106,310	108,543	105,545

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
Over 1,800 clients, including financial institutions, financial technology innovators and financial advisory firms, including 13 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for approximately 37 million paid end-users.
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
Market Opportunity
The wealth management industry has experienced significant growth in terms of assets invested by retail investors in the past several years. According to the Federal Reserve, U.S. household financial assets totaled approximately $108 trillion as of September 30, 2022, representing a sizeable wealth management opportunity. According to Boston Consulting Group's Global Wealth Report 2022, total net wealth in North America is expected to grow by 4.9% annually between 2021 and 2026 to exceed $200 trillion. Based on data from Cerulli Associates, invested assets comprised an estimated 55% of overall U.S. household financial assets in 2021, advisor-directed assets totaled $30.7 trillion in 2021, and advisors had discretion over 58% of managed account assets as of September 30, 2022.

In the next 5-10 years, we believe the wealth management industry will continue to consolidate with fewer firms and fewer advisors managing more assets, making scale and operational efficiency increasingly important. This will require firms to integrate technology into all areas of their business.

The following trends are impacting our business and creating a large and growing market opportunity for data, technology, and investment solutions and services like ours:

•Scale: Scale is a defining theme across the financial services landscape, including wealth management. For example, in the independent broker-dealer channel, the ten largest firms are now 3.5 times larger than the next 40 firms, as measured by assets. In the RIA channel, firms with at least $1 billion of assets represented 75% of assets in 2021. We expect consolidation of firms and assets to continue, driven by factors including advisor succession needs, private capital attracted to the space, and the growing expectations of end-investors for modern digital experiences and holistic advice relationships. We are well positioned for this future. More specific, as of December 31, 2022, the company served approximately 106,000 financial advisors, including those at 47 of the top 50 wealth management and brokerage firms and over 500 RIAs. Envestnet | MoneyGuide is the leading financial planning software provider, according to a 2022 T3/Inside Information Survey; more than 2.5 million plans were created or updated in 2022. Envestnet Data & Analytics has over 400 million linked accounts and approximately 37 million paid end-users. From an operations standpoint, we handled over 200 million trades in 2022 and over 10 million service requests across more than 30 trading and custody partners.

•Personalization: Consumers are increasingly demanding personalization in both their technology and their investments. On the technology front, Envestnet Data & Analytics is delivering over 20 million insights per day to financial advisors, home offices, and financial institutions. By surfacing actionable opportunities, we are enabling our customers to create a better client experience and drive business efficiency and growth. Also, in 2022, we introduced a new, modern, highly configurable client portal with features such as account aggregation, a spending and budgeting experience, an Envestnet | MoneyGuide goal-planning page, and various widgets and performance reports. On the investment side, direct indexing, tax overlay, and sustainable investing enable advisors to tailor portfolios to meet specific client needs. We have invested in each of these capabilities for years and continue to enhance our offerings. For instance, in late 2021, our direct indexing solution received GIPS verification and it currently has a 9-year, GIPS-compliant track record. In 2022, our overlay services team introduced an after-tax reporting capability.

•Integrated technology: Financial advisors and enterprises are looking for integrated, seamless WealthTech workflows; as such, spending on technology continues to climb. According to the 2022 InvestmentNews Advisor Technology Study, the median wealth management firm spent 3.7% of revenue on technology in 2021, up from 3.2% in 2016. We are delivering a cloud-based, open architecture, end-to-end technology stack to the marketplace. Our offering is broad and integrated, encompassing portfolio management capabilities from proposal to planning to reporting and billing. We have also invested in and connected its core technology offerings to the Envestnet Insurance Exchange, the Envestnet Credit Exchange, and the Envestnet Trust Exchange, among other offerings, to create a comprehensive digital ecosystem for advisors and their clients. During 2021, we opened up our UMA technology to Envestnet | Tamarac users, which should benefit from and drive growing adoption of managed accounts among RIAs. In 2022, we introduced the next generation proposal tool, which provides enhanced features, streamlined workflows, and seamless access to managed accounts. We plan to continue to invest in software, APIs, developer tools, and integration points.

•Leveraging data: Enterprises, advisors, and financial institutions need to leverage in-house and third-party data to make better, more timely decisions. According to NewVantage Partners’ Data and AI Leadership Executive Survey 2022, 92% of senior executives respondents stated their organizations were increasing investments in data and artificial intelligence. As part of our Wealth Data Platform, we gather and ingest advisor client accounts, classifying them using a uniform process across account types and sources. Data comes from our portfolio accounting system, a client-permissioned source via account aggregation, or an account assigned to a firm within an institutional feed from a custodian, recordkeeper, trust accounting system, or data provider. All accounts are fully reconciled and packaged at the enterprise level. These offerings and related tools provide our customers with a single source of truth for wealth data. Further, our ecosystem brings together a diverse group of constituents—consumers, product manufacturers, technology providers, developers and advisors—to create a network where consumer-permissioned data can be leveraged to optimize experiences.

•Independent and fee-based advice: We are a driver and beneficiary of the growth of financial advice, movement to independent channels, fee-based pricing, and managed accounts. Beginning with financial advice industry growth, in an annual survey by MarketCast and Cerulli Associates, 60% of affluent investors stated they are willing to pay for advice in 2022, up from 58% in 2017. Cerulli forecasts independent advice channels to expand from 39% of advisor-mediated assets in 2021 to 45% in 2026, driven by growth in the RIA and hybrid RIA channels. Advice delivered with fee-based pricing—as opposed to commission-based pricing—also continues to take share, growing from 43% of industry assets in 2016 to 54% in 2021, according to Cerulli. Lastly, using data from Cerulli Lodestar, managed account assets have grown organically (excluding market appreciation) at a 10% annualized rate from December 31, 2016 through September 30, 2022. Our managed account annualized organic asset growth rate, as measured by organic AUM growth, has been approximately double that of the industry over the same time period.

Business Model
Our business model lends itself to a high degree of recurring and predictable revenues. We provide asset-based, subscription-based and professional services on a business-to-business-to-consumer basis to financial services clients, whereby customers offer solutions based on our platform to their end users. On a business-to-business basis, we deliver an open platform to customers and third-party developers through an open API framework. We believe that a number of characteristics contribute to the success of our business model, including:
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

For approximately 80% of our asset‑based fee arrangements, customers are billed at the beginning of each quarter based on the market value of customer assets on our wealth management platforms as of the end of the prior quarter, providing for a high degree of revenue visibility in the current quarter. Revenue may fluctuate from quarter-to-quarter based on changes in asset values, fee rates on those asset values and asset flows.
Subscription-based Recurring Revenues
Subscription-based recurring revenues primarily consist of fees for providing customers continuous access to the Company’s technology platforms for wealth management and financial wellness. The subscription-based fees generally include fixed fees and or usage-based fees.

Subscription fees vary based on the scope of technology solutions and services being used, and are priced in a variety of constructs based on the size of the business, number of users or number of accounts, and in many cases can increase over time based on the growth of these factors.
Despite this potential variance, we believe that our subscription fees are also highly predictable because they are generally established in multi‑year contracts providing longer‑term visibility regarding that portion of total revenues.
Professional Services and Other
We also generate revenue from professional services for client onboarding, technology development and other project related work.
 Growth Strategy
We intend to increase revenue and profitability by pursuing the following strategies:
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
Technology Platforms
We are composed of technology platforms that are primarily multi-tenant SAAS-based hybrid cloud offerings that afford us the flexibility to offer a highly scalable consolidated workflow via a web-based user interface that is complemented by an API led open strategy that enables us to offer an integrated omnichannel flexibility and collaboration ecosystem. This open ecosystem strategy has enabled us to abstract, integrate and modernize our offerings at a rapid pace while also enabling our customers and partners to add incremental value on top of our platform via a fit for a purpose managed open ecosystem model.

We are committed to our operational and information security capabilities as strategic differentiators. We undergo annual SSAE 16 SOC 2 Type II audits to validate the continued operation of our internal controls for our flagship offerings within the ecosystem; the Unified Managed Platform, Envestnet Data & Analytics Platform and Envestnet | Tamarac platforms. The SOC reports confirm design and operating effectiveness of internal controls. We maintain multiple redundancies, back up our databases and safeguard technologies and proprietary information consistent with industry best practices. We also maintain a comprehensive business continuity plan and company‑wide risk assessment program that is consistent with industry best practices and that complies with applicable regulatory requirements.

Our proprietary ecosystem provides Enterprise clients in wealth management, financial advisors that are working alone or as part of financial advisory firms, financial institutions, and FinTech firms along with their respective customers, access to investment solutions and services, enriched financial data, analytics, and workflows that enable the foundational orchestration of an Intelligent Financial Life via one unified experience, with the widest range of front‑, middle‑ and back‑office needs. The “open architecture” design of our ecosystem and platforms provide our customers and their customers with flexibility in terms of the investment solutions, services they access, data they leverage, and configurability to meet their unique needs. The multi‑tenant platform architecture ensures that this level of flexibility and customization is achieved without requiring us to create unique applications for each client, thereby enabling improved efficacy and efficiency vs other offerings. In addition, though our technology platforms are designed to deliver a breadth of functions, our customers can select from the various investment solutions, services, data, and analytics we offer; without being required to subscribe to or purchase more than what they believe is necessary.

An integral part of our strategy is an open architecture approach to integration via our OpenENV integration platform. This strategy allows for robust integrations with 3rd party technology platforms and service providers and enables client firms to create unique client and advisor experiences powered by the Envestnet ecosystem.

Our data aggregation platform collects a wide variety of end user-permissioned transaction-level data from approximately 17,000 sources, including banking, investment, loan and credit card information, and puts this data in a common repository. Envestnet Data & Analytics has developed robust proprietary technology and processes and established relationships that allows us to curate these data sources and expand our access to new data sources. Over 75% of this data is collected through structured feeds from our customers. These structured feeds, which consist of either batch files pushed to us or real-time access, provide this critical data efficiently and at scale. Where we do not have direct connections, we capture data using our proprietary information-gathering techniques.

Beyond collecting data, our data aggregation platform performs a data refining process and augments the data with additional information from a variety of other sources. We enrich the data with a proprietary process, adding such elements as categorization and merchant identification for bank or credit card account data and security identification, classification and normalization for investment data. As our ecosystem usage grows and is exposed to more users, use cases and related data, the system benefits from machine learning algorithms to better normalize, categorize and process large amounts of data, allowing our network to become more effective, efficient and valuable to our customers. Utilizing this enhanced data, including consolidated data from within our customers, our data intelligence organizes, analyzes and presents it in a manner that helps our customers offer personalized solutions that enable their consumers to achieve better financial outcomes.

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

In the years ended December 31, 2022, 2021 and 2020, we incurred technology development costs for all our technology platforms totaling approximately $112 million, $80 million and $72 million, respectively. Of these costs, we capitalized approximately $89 million, $65 million and $55 million, respectively, as internally developed software.
Sales and Marketing
We are putting forth an extensive effort in partnering sales and marketing to deliver a cohesive and holistic message to the wealth management industry. Efforts to increase the use of technology and sales enablement tools allows for more predictive and effective conversations with our advisor client-base as well as prospective customers.
•Our advisor-facing sales teams are both field sales and internal consultants. Depending on the specific business unit, they are organized regionally or by firm segmentation. They help advisors understand and access our investment solutions, create investment proposals, navigate our wealth management platform and facilitate new business. As an example, our Platform Consulting Group and Business Development Directors help advisors utilize our wealth management platform effectively and efficiently. They are subject matter experts on advisor managed programs, unified managed accounts (“UMA”), proposal guidance and site navigation. They provide consulting services to a number of large clients. Our PMC Consulting team of investment professionals provide a variety of portfolio and investment management consulting services to advisors using our wealth management platform.

•Enterprise Consultants are the main point of contact for enterprise clients with respect to day-to-day platform matters as well as contractual and pricing efforts. This includes support for advisors and firm management with regard to the overall relationship. The enterprise consultant is essentially the client’s relationship manager who serves as the liaison between the firm and Envestnet.

•We have a direct sales and pre-sales team servicing the leading global financial institutions. The sales team is divided geographically. Each regional sales and pre-sales team is responsible for acquiring new customers. Within the North America region, direct sales and pre-sales representatives are further divided into teams that focus on specific accounts, on a named-account basis, depending on size, location, product specialization and/or brand. Our current customers work most closely with our Client Partner teams who specialize in customer account management and expansion. Together, sales, pre-sales and Client Partners are responsible for growing our customer relationships in terms of establishing new customers, deepening our relationships with existing customers (cross-selling additional products and services into the same or additional groups) and expanding use of existing products and services (increasing usage).

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

Our marketing efforts are focused on initiatives to drive global brand and ecosystem awareness and significant demand generation and sales acceleration across our whole business. Our marketing strategy uses data driven integrated efforts across paid, earned and owned media in order to reach our targeted clients and prospects with the right message at the right time.
To support and expand our current addressable market, our goal is to educate the market and our clients about our solutions and achieve recognition as the industry leader. We drive ongoing communication through thought leadership content, media interviews speaking engagements and industry analyst relations. We also employ a variety of integrated sales and marketing initiatives, including hosting demand generated webinars, sponsorship and partnership of key industry conferences, as well as executing our own events.
Additionally, as practice management and support is important to our advisors' business, we partner on direct email campaigns, conduct proprietary research and produce collateral for financial advisors to use with their clients.
Our digital marketing efforts are increasing and are designed to support our clients and to engage audiences in actual and measurable ways. We use digital media for search optimization, account base marketing and to drive traffic to our digital solutions and websites. Our integrated creative campaigns consist of online performance advertising, social media, podcasts and digital content marketing.
During 2022, we further enhanced our use of digital, and continued virtual events as a response to limitations of in person contacts as a result of the COVID-19 pandemic and remote work changes.
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
Our Envestnet Data & Analytics group competes with other financial technology companies, credit bureaus and data, analytics and digital providers. Based on our global and multi-industry experience, we do not believe any other single company in the data aggregation, analytics and digital experiences space offers a diverse, comprehensive set of platforms with features such as ours.
Within Envestnet Data & Analytics, we compete on the basis of several factors, including:
•Reputation;
•Global and multi-market and segments reach;
•Cloud-based delivery model;
•Data aggregation capability;
•Access to data through direct structured data feeds;
•Scale (size of customer base and level of user adoption);
•Security and open banking infrastructure;
•Time to market;
•Unique analytics capability;
•Breadth and depth of application functionality user experience;
•Access and integration to/with third-party applications;
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
Our subsidiaries Envestnet Asset Management, Inc. (“EAM”), Envestnet Portfolio Solutions, Inc. (“EPS”), FDX Advisors, Inc., QRG Capital Management, Inc. (“QRG”), Envestnet Embedded Advisory, Inc., and Envestnet Retirement Solutions, LLC operate investment advisory businesses. These subsidiaries are registered with the U.S. Securities and Exchange Commission (“SEC”) as “investment advisers” under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are regulated thereunder. They may also provide fiduciary services as defined in Section 3(21)(A)(ii) of the Employee Retirement Income Security Act of 1974 (“ERISA”), including acting as an “investment manager” (as defined in Section 3(38) of ERISA). As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). EAM serves as the investment adviser to two mutual funds. Mutual funds are registered as “investment companies” under the Investment Company Act. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC and the Department of Labor (the “DOL”), impose numerous obligations and restrictions on investment advisers and mutual funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities and the requirement that conflicts of interest be monitored, mitigated, and disclosed. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees and provide extensive and ongoing disclosure to clients. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. Although we believe we are in compliance in all material respects with the requirements of the Advisers Act, ERISA and the Investment Company Act and the rules and interpretations promulgated thereunder.

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

Human Capital Resources
Our Values - Envestnet’s five values create the foundation for our organization and influence how we approach talent acquisition, professional development, and retention. Additionally, these key principles inform our performance metrics for leaders.

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

Diversity, Equity & Inclusion (“DEI”)

We recognize that our workforce is made up of people of different backgrounds, cultures, and beliefs. We welcome and encourage this diversity and inclusion. Respecting each person as an individual and welcoming the richness of ideas that come from such diversity help us meet our objective of being a great place to work.

We value the creative ideas and broader perspective that comes with a diverse workforce. We seek the best talent from the widest possible pool, and we continue to offer opportunities for people willing and able to perform in a challenging and competitive environment. We value employee diversity, equity and inclusion, and are committed to providing our employees with the resources and support they need to achieve their full potential.

DEI - Professional Development

In June 2022 we launched mandatory DEI training which provided a safe space for employees to explore their varied experiences and perspectives. The Foundations of Diversity, Equity and Inclusion is an interactive training that addresses a wide spectrum of topics, increasing awareness of how we engage across our differences. Over 1,500 employees completed this training, including our CEO and his direct reports. This mandatory training will continue as a requirement in 2023.

Also in 2022, we also introduced a “Share Your Pronouns” campaign that was accompanied by training that focused on why sharing pronouns at work is important. Additional sessions had to be added given its popularity. Over 900 employees completed this training.

Since 2021, we have partnered with the University of Delaware Women’s Leadership program to provide women tools and resources to succeed in their leadership journey. Approximately 40 women have participated to date and graduates of the program have created an alumni group to continue their learning journey and help encourage and develop other women.

DEI - Talent Acquisition

In 2022, all members of our Talent Acquisition team completed their certifications as Diversity and Inclusion Recruiters. The program offers talent acquisition professionals the opportunity to learn strategies to create or improve their diversity and inclusion recruiting practices. Topics include building a strategy to locate under-represented candidates, using online data resources that support inclusive hiring, and analyzing opportunities for improving job descriptions to reach a more inclusive candidate pool.

Also in 2022, we began utilizing a national job board service which provides us with access to target diverse groups through a network of 15,500 community-based organizations and niche diversity sites. This increases our applications and helps us to access to an expansive talent pool of underrepresented groups.

DEI - Employee Resource Groups

The recognition of Juneteenth at Envestnet included the introduction of our third official employee resource group. The resource group, “Enclusion,” was created by African American and Black-American employees to celebrate our differences in background, ethnicity, and perspectives. This group will champion initiatives that elevate voices, networking, and professional development for all employees.

The resource group “Bridges” continues to encourage all employees to participate in conversations regarding diversity and differences, building greater understanding and enhancing our Envestnet community.

Our Women’s Initiative Network (“WIN”) continues to provide women with the tools, training, and networking connections to advance in their careers and build a platform for them to succeed. In 2022, WIN hosted a Women in Wealth Forum at the Advisor Summit with over 200 participants.

We continue to be an ambassador for Money Management Institute, an organization with a mission to prepare under-represented talent for the financial tech industry.

In 2022, we were recognized by ThinkAdvisor for our efforts in Diversity, Equity, and Inclusion with a Luminary Award.

Workforce Demographics

In 2022, our employee population primarily remains based in the United States and India, 57% and 42%, respectively, with less than 1% of employees in Australia and Great Britain. Our global workforce decreased 16% from 4,335 full-time employees to 3,429 full-time employees in 2022. During the fourth quarter of this year, Envestnet entered into a partnership with Tata Consultancy Services, outsourcing 94% of our Yodlee Bangalore workforce, reducing our overall India population by 35%.

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

Learning & Development

Through our global learning management system, employees have access to over 19,000 learning courses, including management and skills development; and U.S. based employees receive reimbursement for training, certifications, and degrees. In 2022, there were approximately 80,000 training completions by employees in Cornerstone. Additionally, approximately 3,000 unique courses were completed. Major enhancements were also conducted which included improving our data feed process from Workday, updating our catalog, and developing processes to improve our user and client experience.

The Envestnet Scholarship Program has expanded its partnership with the CFP Board to offer scholarships to undergraduate students from groups traditionally underrepresented in the financial planning profession who are pursuing their Certified Financial Planner™ designation. Women and minorities who are undergraduates can apply for these scholarships. As of June 30, 2022, 74 scholarships totaling over $413,000 have been granted.

In 2022, we hosted a diverse group of approximately 60 interns in our Berwyn, Raleigh, Denver, and San Mateo offices, in addition to a small number of interns who participated remotely. Of our interns, 53% self-identified as Black, Asian, Hispanic or Two or More Races, and 39% as female or other. During the 10-week program, interns spent half their time working on team-specific related items, which included projects and assignments coming from their managers and departments, and the other half their time was spent on program-related items. Interns worked on a project presented to leadership at the end of the summer. Eligible 2022 interns were given an opportunity to apply for a full-time position post-graduation via our Rotational program.

The Delegates Program is a nine-month professional development program for a diverse pool of high performing employees. Of these program participants, 40% self-identify as Black, Asian, Hispanic, or Two or More Races, and 46% as female. This program allows us to build a strong bench of future leaders by increasing the leadership skills and competencies of its participants. In 2022, 15 employees graduated from the program.

Engagement

We conduct global surveys every other year, and other surveys throughout the year. We also participate in “Best Places to Work in FinTech” which surveys up to 400 employees selected at random. We were rated 41st in 2021, which was our first year of participation. In 2022, we moved up to 29th.

The Best Places to Work survey takes into consideration Envestnet’s policies, practices, philosophy, systems, and demographics; Envestnet improved overall, including two areas of great importance:

•Envestnet leaders are open to input from employees
•Employees feel they can express their honest opinions without fear of negative consequences, and are valued by Envestnet

In our last Global Survey conducted at the end of 2021, we rated 4 points above the standard for employee satisfaction and received positive feedback in the areas of leadership, development, and inclusion from employees:

•84% of employees surveyed responded favorably to “I have confidence in the Leadership team.”
•82% of employees surveyed responded favorably to “I am excited about Envestnet’s future.”
•83% of employees surveyed responded favorably to “Envestnet takes a genuine interest in employees--
We have quarterly live all-hands meetings and survey employees following these meetings, encouraging employee feedback so that we can continually increase and improve our communication between leaders and employees.

In Our Community

The Envestnet Institute on Campus (“EIOC”) is a program for motivated university students designed to bridge the gap between academic knowledge and the application of this knowledge in the Wealth and Asset Management industries. Many of our employees have graduated from this key Learning and Development program. The curriculum is currently offered at 47 universities and colleges, including Historically Black Colleges and Universities such as Howard University. The program includes mentoring, job placement, and financial literacy initiatives. As of June 30, 2022, over 6,000 students have completed the program averaging an approximate 72% completion rate. More than 2,000 women and over 2,000 students of color have completed the program. EIOC continues to support job and internship placements through its résumé database, which contains 3,000 résumés for employers seeking workforce-ready employees for internships and entry-level positions

The Envestnet Cares program empowers our employees to engage in their local communities with paid time off for volunteer activities, charitable donation matching, and partnerships with several non-profit organizations. U.S. employees receive an annual match of up to $3,000, as well as increased match and limits for special match campaigns. We donated approximately $1.3 million and $1 million worldwide in 2022 and 2021, respectively.

In 2022, our employees received three paid Volunteer Days for use when volunteering for a non-profit organization of their choice during the workweek, or as part of a Company-organized volunteering event. Despite canceling in person volunteer events early in 2022 due to the Pandemic, our employees still volunteered 371 days as employees participated in several virtual events such as writing notes to veterans and the elderly, making toys for dogs in shelters, and assembling skateboards for kids in the community.

Total Rewards

To attract and retain top talent in our highly competitive industry, we offer employees a comprehensive total rewards package. For U.S. based employees, this includes competitive base pay, annual bonus consideration, long-term incentive grants, employer-subsidized health, dental, and vision insurance, employer match for retirement savings, paid time off, group term life and disability insurance, college tuition reimbursement and scholarships, as well as paid parental leave for the birth or adoption of a child, parental stipend for children under age 6 and military leave with pay differential. During 2021, we added adoption and surrogacy to further support our employees in balancing work and life as well as After Tax Retirement contributions, and in 2022, we added a student loan repayment benefit to help our employees improve their financial wellness by paying down their loan balances. All U.S. based, full-time employees also receive ten paid holidays, a minimum of three weeks paid time off, six sick/personal emergency days, three floating holidays, and three paid volunteer days per year.

India-based employees receive standard health and welfare benefits, as well as additional family medical coverage, an internet stipend, and free transportation home from late shifts. We support our employees’ physical and mental health with a no-cost Wellness Program; and provide legal, financial, and work-life solutions with our Employee Assistance Program.

Pandemic Response

We care about our colleagues and anyone who enters our workplace. Our continuing focus on the health and well-being of our colleagues has enabled us to preserve business continuity without sacrificing our commitment to keeping our employees and workplace visitors safe during the COVID-19 pandemic.

Our Pandemic Response Team, which includes our CEO and other senior members of management, meets as needed to assess the risks and status for each office location and to ensure business continuity.

All of our employees began working remotely in March 2020. Our Pandemic Response Team established protocols to ensure the safety of our employees while working remotely and upon return to our office locations. This included mandatory COVID-19 training, advanced cleaning protocols for all offices, modified workspaces, and communication that provides employees with regular updates regarding Envestnet’s response to the impact of the pandemic. Beginning in early 2022, employees were welcomed back to the office once their proof of vaccination was received. Later in 2022, we reopened our offices to full staffing, regardless of vaccine status.

During the pandemic, our employees also received additional benefits to support home-office set-up (U.S. and India), parental stipend (U.S.), additional health insurance (India), and utility stipend (India), as well as multiple initiatives and organized activities to support mental wellness, morale and team building.

Information about our Executive Officers
The following table summarizes information about each one of our executive officers.

Name	Age	Position(s)
William Crager	58	Chief Executive Officer, Director
Peter D'Arrigo	55	Chief Financial Officer
Shelly O’Brien	57	Chief Legal Officer, General Counsel and Corporate Secretary

William Crager—Mr. Crager has served as Director, Chief Executive Officer, President and Chief Executive of Envestnet Wealth Solutions. Having served as Envestnet’s President since 2002, Mr. Crager was named Interim Chief Executive Officer in October 2019 and named Director and Chief Executive Officer in March 2020. Prior to joining us, Mr. Crager served as Managing Director of Marketing and Client Services at Rittenhouse Financial Services, Inc., an investment management firm affiliated with Nuveen. Mr. Crager received a BA from Fairfield University where he majored in economics and now serves on the Board of Trustees.

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
For the years ended December 31, 2022, 2021 and 2020, revenues associated with our relationship with FMR LLC, an affiliate of FMR Corp., or Fidelity, accounted for approximately 16%, 17% and 15% respectively, of our total revenues and our ten largest clients accounted for approximately 34%, 33% and 29%, respectively, of our total revenues. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. A majority of our agreements with financial advisors generally provide for termination at any time.
A substantial majority of our revenues associated with Fidelity is derived from ongoing asset-based platform service fees paid by firms, advisors or advisors’ clients obtained through the Fidelity relationship. The license agreement with Fidelity, which accounted for less than 1% of our revenue in the year ended December 31, 2022, is subject to renewal on an annual basis.

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
Over time, the fair values of long-lived assets change. At December 31, 2022, we had $998.4 million of goodwill and $380.0 million of intangible assets, net, collectively representing 65% of our total assets.
Goodwill is reviewed for impairment each year using a qualitative or quantitative process that is performed at least annually or whenever events or circumstances indicate that impairment may have occurred. We perform the annual impairment analysis on October 31 in order to provide management time to complete the analysis prior to year-end. Prior to performing the quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, we are not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. The identification of reporting units and consideration of aggregation criteria requires management’s judgment. Based on the relevant GAAP authoritative guidance, we aggregate components of a single operating segment into a reporting unit, if appropriate. Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings.
We test our indefinite lived intangible assets on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of the indefinite lived intangible asset below its carrying amount. We also test property and equipment and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings. Any such impairment charges could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Impairment charges would also reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our access to the debt and equity markets.
During the fourth quarter of 2022, we completed our annual goodwill impairment analysis. The qualitative analysis performed as of October 31, 2022 indicated that it is more likely than not that the fair value of each reporting unit exceeded the carrying value, and accordingly, no impairment existed. There can be no assurance that our estimates and assumptions of the fair value of our reporting units, the current economic environment, or the other inputs used to estimate the fair value of our reporting units will prove to be accurate, and any material error in our estimates and assumptions, could result in us needing to take a material impairment charge, which would have the effects discussed above.
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
As of December 31, 2022, we had $45.0 million of outstanding 1.75% Convertible Notes due 2023, $317.5 million of outstanding 0.75% Convertible Notes due 2025, and $575.0 million of outstanding 2.625% Convertible Notes due 2027 (collectively, the “Convertible Notes”). As of December 31, 2022, we had an additional $500.0 million available to us to borrow under our revolving credit facility (the “Credit Agreement”). This indebtedness could, among other things:
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

The conditional conversion features of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

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
Following a fundamental change, Convertible Notes holders will have the right to require us to purchase their Convertible Notes for cash. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then‑existing indebtedness. In addition, upon conversion of the Convertible Notes, unless we settle our conversion obligation solely in shares of our common stock (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Convertible Notes being surrendered for conversion. We may not have sufficient financial resources, or may not be able to arrange financing, to pay the fundamental change purchase price in cash with respect to the Convertible Notes surrendered by holders for purchase upon a fundamental change or make cash payments upon conversions. In addition, restrictions in our Third Credit Agreement (as described herein) or future credit facilities or other indebtedness, if any, may not allow us to purchase the Convertible Notes upon a fundamental change or make cash payments upon conversions of the Convertible Notes. Our failure to purchase the Convertible Notes upon a fundamental change or make cash payments upon conversions thereof when required would result in an event of default with respect to the Convertible Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes or make cash payments upon conversions thereof. For a description of the Company’s Credit Agreement entered into on November 14, 2022 amending and restating the Third Amended and Restated Credit Agreement, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, Credit Agreement Amendment” and Part II, Item 8, “Note 10—Debt”.

The capped call transactions entered into in connection with the issuance of our 2.625% Convertible Notes due 2027 may affect the value of such notes and our common stock.

In connection with the issuance of our 2.625% Convertible Notes due 2027 (the “Convertible Notes due 2027”), we entered into privately negotiated capped call transactions with certain financial institutions (the "Capped Call Counterparties"). The capped call transactions were entered into to reduce the potential dilutive effect on our common stock upon any conversion of the Convertible Notes due 2027 and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to cap.
In connection with establishing their initial hedges of the capped call transactions, the Capped Call Counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the Convertible Notes due 2027. The Capped Call Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions from time to time prior to the maturity of the Convertible Notes due 2027 (and are likely to do so following any conversion of the Convertible Notes due 2027 or any retirement by us of the Convertible Notes due 2027, in each case if we exercise the relevant election to terminate the corresponding portion of the capped call transactions). This activity could cause or avoid an increase or decrease in the market price of our common stock or the Convertible Notes due 2027. The potential effect, if any, of these transactions and activities on the market price of our common stock or the Convertible Notes due 2027 will depend, in part, on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the capped call transactions, and the capped call transactions may not operate as planned.

The Capped Call Counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the Capped Call Counterparties will not be secured by any collateral. Global economic conditions have, from time to time, resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a Capped Call Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that Capped Call Counterparty. Our exposure will depend on many factors, but generally an increase in our exposure will be correlated with increase in the market price of the volatility of our common stock. In addition, upon a default by a Capped Call Counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any Capped Call Counterparty.
In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the called call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.
Activist shareholders could have an adverse effect on our business, impact and create volatility in our stock price, divert board and management’s attention and resources, and cause us to incur substantial expense.

In January 2023, Impactive Capital, L.P. ("Impactive Capital "), announced the nomination of four candidates for election to our Board of Directors at our 2023 Annual Meeting of Shareholders. If a proxy contest ensues, the Company’s business, operating results or financial condition could be adversely affected because actions in connection with the proxy contest could result in us incurring substantial costs, including proxy solicitation, public relations, and legal fees. Further, such a proxy contest or other actions taken by activist shareholders could (i) divert the attention of our Board of Directors, management, and employees, and may disrupt the momentum in our business and operations, as well as our ability to execute our strategic plan, (ii) create perceived uncertainties as to the future direction of our business or strategy, which may result in the loss of customers and potential business opportunities, make it more difficult to attract and retain qualified personnel, and impact our relationship with investors, vendors, and other third parties, and (iii) impact the market price and the volatility of our common stock. If any of the nominees proposed by Impactive Capital are elected to our Board of Directors, their presence may be disruptive, may lead to further uncertainty among our customers, employees and others, and may adversely affect our ability to effectively implementing the Company’s business strategy and create additional value for our shareholders. In addition, the proxy fight may result in litigation by or against the Company or the Board, which could also be a significant distraction for our management and employees and may require us to incur significant costs or otherwise result in an adverse effect on the Company.
Public health crises, pandemics or similar events, such as the COVID-19 pandemic, have and may continue to adversely affect our business, including our operations and financial condition.

The effects of public health crises, pandemics and similar events, such as the COVID-19 pandemic, including responses and restrictions related thereto have had, and may continue to have, a significant impact on global economic and market conditions. Although certain economic conditions have improved since their worst levels during the pandemic, the pandemic continues to evolve and the effects of COVID-19, its variants or any other widespread public health crisis could lead to deterioration in then-current economic conditions or result in other adverse consequences to our business, results of operations and financial condition in the future.
Such effects could have adverse impacts on our clients, vendors and other third-parties with whom we do business. Additionally, our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictions in connection with any ongoing effects of pandemic. Further, remote working and other modified business practices have introduced additional operational risks, including resiliency, cybersecurity, and execution risks. Any failure to manage these additional risks effectively may result in inefficiencies or delays, and may affect our ability to, or the manner in which we, conduct our business activities.
The extent to which COVID-19 and any other potential future public health crises, pandemics or similar events may adversely affect our business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the duration and scope of the COVID-19 or any other future pandemic, actions taken in response to any pandemic and the availability and efficacy of vaccines. Further, the impact on U.S. and global economies and the extent and strength of any economic recovery after the COVID-19 pandemic abates is uncertain and subject to various evolving factors and conditions. In addition, to the extent COVID-19 or any other pandemic adversely affects our business or the global economic conditions more generally, it may also have the effect of heightening many of the other risks described in this section entitled “Risk Factors” and any subsequent filings with the SEC.
Risks Related to our Operations
If sources from which we obtain information limit our access to such information or charge us fees for accessing such information, our business could be materially and adversely harmed.
Our Envestnet Data & Analytics data aggregation solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of December 31, 2022, we receive over 75% of this data through structured data feeds that are provided under the terms of our contracts with most of our customers. Although all of the information we currently gather is end user-permissioned, non-identified data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control, such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.
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
Asset‑based fees make up a significant portion of our revenues. Asset‑based fees represented 60%, 60% and 54% of our total revenues for the years ended December 31, 2022, 2021 and 2020, respectively. We expect that asset‑based fees will continue to represent a significant percentage of our total revenues in the future. Significant fluctuations in securities prices may materially affect the market value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a particular investment or strategy. If such market fluctuation led to less investment in the securities markets, our revenues and earnings derived from asset‑based fees could be materially adversely affected. Our asset-based fees are generally calculated quarterly using the value of assets at the end of each calendar quarter. Our methodology may result in lower fees if the financial markets are down when fees are calculated, even if the market had performed well earlier in the quarter.
We provide our investment solutions and services to the financial services industry. The financial markets, and in turn the financial services industry, are affected by many factors, such as U.S. and foreign economic conditions and general trends in business and finance that are beyond our control. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn, investors may choose to withdraw assets from financial advisors, which we refer to as “redemptions”, and transfer them to investments that are perceived to be more secure, such as bank deposits and Treasury securities, and on which we might not earn fees. For example, in early 2022 continuing through the fourth quarter of 2022, the financial markets experienced a broad downturn, our redemption rates were higher than our historical average, and our results of operations, financial condition and business were materially adversely affected. A continued downturn in financial markets or increased levels of asset withdrawals could have a material adverse effect on our results of operations, financial condition or business. Historically, redemption rates have typically increased during periods where there has been a significant downturn in financial markets. Any potential decline in assets on which we earn fees would not necessarily be proportional to, and in total, could be greater than the overall market decline.
We must continue to introduce new investment solutions and services and technological enhancements to address our clients’ changing needs, market changes, regulations, and technological developments and failure to do so could have a material adverse effect on our results of operations, financial condition or business.
The market for our investment solutions and services is characterized by shifting client demands, evolving market practices, new and evolving regulations, and for some of our investment solutions and services, rapid technological change. Changing client demands, new market rules and practices, or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services, and service and technological enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development costs of approximately $112 million, $80 million and $72 million in the years ended December 31, 2022, 2021 and 2020, respectively. We expect that our technology development costs will continue at this level or they may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.
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
Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2022, approximately 1,400 of our approximate 3,400 total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to retain our current employee base in India or hire additional new talent or do so cost-effectively. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.
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
Potential, perceived and actual conflicts of interest are inherent in our existing and future business activities and could give rise to client dissatisfaction, litigation or regulatory enforcement actions. In particular, we pay varying fees to third‑party asset managers and custodians and our financial advisor customers, or their clients, could accuse us of directing them toward those asset managers or custodians that charge us the lowest fees and therefore provide us with a greater financial advantage. In addition, we offer proprietary mutual funds and proprietary investment strategies through our internal investment management and portfolio consulting group, and financial advisors or their clients could conclude that we favor our proprietary investment products because of their belief that we earn higher fees when our proprietary investment products are used. Adequately addressing conflicts of interest is complex and difficult. If we fail, or appear to fail, to adequately address potential, perceived or actual conflicts of interest, the resulting negative public perception and reputational harm could materially adversely affect our client relations or ability to enter into contracts with new clients and, consequently, our results of operations, financial condition and business.
We are substantially dependent on our intellectual property rights, and a failure to protect these rights could adversely affect our results of operations, financial condition or business.
We have made substantial investments in software and other intellectual property on which our business is highly dependent. As of December 31, 2022, notwithstanding expiration of some of our oldest patents, we had over 50 issued patents in the U.S. and foreign jurisdictions as well as additional pending patent applications in the U.S. and foreign jurisdictions. Many of our key technologies, investment solutions or services are not covered by any copyright registration, issued patent or patent application. We are the owner of certain patent rights, registered trademarks in the United States, including “ENVESTNET,” and we claim common law rights in other trademarks that are not registered. We rely on a combination of patent, trade secret, trademark and copyright laws, confidentiality and nondisclosure agreements and other contractual and technical security measures to protect our proprietary technology, all of which provide only limited protection. Despite our efforts, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our intellectual property rights without paying us for doing so, which could harm our business. Policing unauthorized use of proprietary technology is difficult and expensive and our monitoring and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly and could divert management attention and resources. If we are unable to protect our intellectual property rights or if third parties independently develop or gain access to our or similar technologies, investment solutions or services, our results of operations, financial condition and business could be materially adversely affected.

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

We have entered into an agreement with Tata Consulting Services (“TCS”) pursuant to which we have outsourced certain development, engineering and back office functions of the Envestnet Data & Analytics business located in Bangalore, India to increase operations scale and business agility. Although we have service-level arrangements with TCS and a variety of contractual obligations and options designed to (a) monitor TCS’s performance and (b) incentivize a high level of performance by TCS, because we do not ultimately control its performance, our reliance on a third-party vendor could subject us to additional risk, including the loss of valuable intellectual property, data security issues and non-compliance with data protection and privacy laws. If TCS fails to perform as required or terminates our arrangements, we might not realize the expected financial and operational benefits of the outsourcing arrangement and may be required to pursue new third-party relationships, which could significantly disrupt Envestnet Data & Analytics’ operations and adversely affect our business, financial condition, and results of operations. We may also be unable to establish comparable new vendor relationships on as favorable terms or at all. Even if we are able to obtain replacement services in these scenarios, there may be a disruption or delay in our ability to operate our Envestnet Data & Analytics business, and the replacement services might be more expensive than those we have currently. The process of transitioning services and data from one provider to another can be complicated, time-consuming, expensive and may lead to significant disruptions in Envestnet Data & Analytics’ business and could adversely affect our business, financial condition, and results of operations.
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
We, and our customers through which our solutions are made available to end users, collect, use, transmit and store confidential financial information, such as bank account numbers, social security numbers, non-public personally identifiable information, portfolio holdings, credit card data and outstanding debts and bills. The measures we take to provide security for collection, use, storage, processing and transmission of confidential end user information may not be effective to protect against data security breaches by third parties. We use commercially available security technologies, including hardware and software data encryption techniques and multi-layer network security measures, to protect transactions and information. Although we encrypt data fields that typically include sensitive, confidential information, other unencrypted data fields may include similar information that could be accessible in the event of a security breach. We use security and business controls to limit access and use of confidential end user information. Although we require our customers and third-party suppliers to implement controls similar to ours, the technologies and practices of our customers and third-party suppliers may not meet all of the requirements we include in our contracts and we may not have the ability to effectively monitor the implementation of security measures of our customers and third-party suppliers. In a number of cases, our customers build and host their own web applications and access our solutions through our APIs. In these cases, additional risks reside in the customer’s system with respect to security and preventive controls. As a result, inadequacies of our customers’ and third-party suppliers’ security technologies and practices may only be detected after a security breach has occurred. Errors in the collection, use, storage or transmission of confidential end user information may result in a breach of privacy or theft of assets.
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

We could also be required to indemnify our customers for third-party claims, fines, penalties and/or other assessments imposed on our customers as a result of any data security breach and our liability could exceed our insurance coverage or ability to pay. Our registered investment adviser subsidiaries may face SEC, FINRA and state enforcement actions, including monetary fines, if it is determined that we had inadequate data security measures in place to prevent such theft.
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
We do not currently intend to pay dividends on our common stock for the foreseeable future and any share repurchases will be subject to our discretion; consequently, your ability to achieve a return on your investment may depend only on appreciation in the price of our common stock.
We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any gains on their investment. Investors seeking cash dividends should not purchase our common stock.
Additionally, in 2016, we announced that our Board of Directors authorized a share repurchase program under which we may repurchase up to 2.0 million shares of our outstanding common stock. We retain the ability to repurchase when circumstances warrant and may suspend or discontinue such program at any time. The Inflation Reduction Act of 2022, which was signed into law in August 2022, imposes a 1% excise tax on the fair market value of stock repurchases after December 31, 2022, which may impact our future decisions on how to return value to stockholders in the most tax efficient manner.
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
Item 1B.  Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters are located in Berwyn, Pennsylvania. We support our Envestnet Wealth Solutions segment primarily through offices in Denver, Colorado; Raleigh, North Carolina; Berwyn, Pennsylvania; Richmond, Virginia; Boston, Massachusetts; and Trivandrum, India. We support our Envestnet Data & Analytics segment primarily through offices in San Mateo, California; and Raleigh, North Carolina. The majority of our offices are leased. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.
Item 3. Legal Proceedings
See Part II, Item 8, “Note 21—Commitments” for Legal Proceedings details.

Item 4. Mine Safety Disclosures
This section is not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
Our common stock is listed on the New York Stock Exchange under the symbol “ENV”.
(b)Holders
The number of holders of record of our common stock was 124 as of February 21, 2023.
Common Stock
As of December 31, 2022, we had 500,000,000 common shares authorized at a par value of $0.005, of which 54,013,826 shares were outstanding.
Preferred Stock
As of December 31, 2022, we had 50,000,000 preferred shares authorized at a par value of $0.005, of which no shares were outstanding.
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

5 YEAR STOCK PERFORMANCE GRAPH

	12/30/2017	12/31/2018	12/31/2019	12/30/2020	12/30/2021	12/31/2022
Envestnet, Inc.	$100.00	$98.68	$139.68	$165.08	$159.16	$123.77
Russell® 2000 Index	100.00	87.82	108.66	128.61	146.23	114.70
S&P North American Technology Sector Index	100.00	101.11	144.78	207.31	260.56	167.17
__________________________________________________________
The stock price performance included in the graph above is not necessarily indicative of future stock price performance.

(f)Recent Sales of Unregistered Securities
None
(g)Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2022 through October 31, 2022	—	$—	—	1,748,882
November 1, 2022 through November 30, 2022	—	—	—	1,748,882
December 1, 2022 through December 31, 2022	1,417,622	60.50	1,417,622	331,260
In 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2.0 million shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. As of December 31, 2022, 0.3 million shares could still be purchased under this program.

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

Approximately 106,000 advisors and approximately 6,900 companies, including 16 of the 20 largest U.S. banks, 47 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIAs and hundreds of FinTech companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting technology, solutions and data, delivering better intelligence and enabling its customers to drive better outcomes.
Envestnet, a Delaware corporation originally founded in 1999, serves clients from its headquarters based in Berwyn, Pennsylvania, as well as other locations throughout the United States, India and other international locations.
We also operate six RIAs registered with the SEC. We believe that our business model results in a high degree of recurring and predictable financial results.

Recent Developments

Macroeconomic Environment

Our business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. Recent geopolitical uncertainty resulting, in part, from military conflict between Russia and Ukraine which escalated in February 2022 as well as rising inflation have contributed to significant volatility and decline in global financial markets during 2022 which continues as of the date of this Annual Report. The uncertainty over the extent and duration of the ongoing conflict and this period of inflation continues to cause disruptions to businesses and markets worldwide. The extent of the effect on our financial performance will continue to depend on future developments, including the extent and duration of the conflict and this period of inflation, the Federal Reserve's monetary policy in response to rising inflation, the extent of economic sanctions imposed, changes in market interest rates, further governmental and private sector responses and the timing and extent normal economic conditions resume, all of which are uncertain and difficult to predict. Although we are unable to estimate the overall financial effect of the conflict and this period of inflation at this time, as these conditions continue, they could have a material adverse effect on our business, results of operations, financial condition and cash flows. As of December 31, 2022, the consolidated financial statements do not reflect any adjustments as a result of these macroeconomic conditions.
Credit Agreement

On November 14, 2022, we entered into a First Amendment to the Third Amended and Restated Credit Agreement (the “Third Credit Agreement”) with a group of banks. The Third Credit Agreement, dated as of February 4, 2022, amended and restated, in its entirety, our prior credit agreement.

The First Amendment to the Third Credit Agreement amended certain provisions under the Third Credit Agreement to (i) permit us to enter into derivative transactions related to our common stock in connection with the issuance of any convertible indebtedness permitted to be incurred under the Third Credit Agreement and (ii) eliminate the testing of the liquidity covenant on March 31, 2023. The Third Credit Agreement amended certain provisions under the prior credit agreement to, among other things, (i) extend the maturity of loans and the revolving credit commitments, (ii) reduce the interest rate payable on the loans and (iii) increase capacity and flexibility under certain of the negative covenants.

The Third Credit Agreement provides, subject to certain customary conditions, for a revolving credit facility (“Revolving Credit Facility”), in an aggregate amount of $500.0 million, with a $20.0 million sub-facility for issuances of letters of credit.

In connection with entering into the Third Credit Agreement, we capitalized $1.9 million of new issuance costs and wrote off $0.6 million of existing deferred financing charges.

In the event that we borrow monies under the Revolving Credit Facility, at Envestnet’s option, we will pay interest on these borrowings at a rate equal to either (i) a base rate plus an applicable margin ranging from 0.25% to 1.75% per annum or (ii) an adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 1.25% to 2.75% per annum, in each case based upon the total net leverage ratio, as calculated pursuant to the Third Credit Agreement. Any borrowings under the Credit Facility mature on February 4, 2027. The undrawn portion of the commitments under the Credit Facility is subject to a commitment fee at a rate ranging from 0.25% to 0.30% per annum, based upon the total net leverage ratio as calculated pursuant to the Credit Agreement.

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

Private Offering of Convertible Notes due 2027

In November 2022, we issued $575.0 million aggregate principal amount of convertible notes due 2027 (“Convertible Notes due 2027”). The Convertible Notes due 2027 will mature on December 1, 2027, unless earlier repurchased, redeemed or converted. Net proceeds from the offering were approximately $558.7 million. The Convertible Notes due 2027 bear interest at a rate of 2.625% per annum payable semiannually in arrears in cash on June 1 and December 1 of each year, beginning on June 1, 2023.

The Convertible Notes due 2027 are general unsecured obligations, subordinated in right of payment to our obligations under our revolving credit facility. The Convertible Notes due 2027 are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 13.6304 shares per one thousand principal amount of notes, which represents a conversion price of $73.37 per share, subject to adjustment under certain conditions.

In connection with the pricing of the Convertible Notes due 2027, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions for a total cost of approximately $79.6 million. The Capped Call Transactions initially cover the number of shares of our common stock underlying the Convertible Notes due 2027, subject to customary anti-dilution adjustments. The Capped Call Transactions are net purchased call options on our common stock.

Using proceeds from the issuance of the Convertible Notes due 2027, we repurchased $300.0 million aggregate principal of the outstanding Convertible Notes due 2023 for cash consideration of approximately $312.4 million and recognized a loss on extinguishment of approximately $13.4 million recognized in interest expense. As of December 31, 2022, aggregate principal of $45.0 million less unamortized debt issuance costs of $0.1 million remain outstanding after the repurchase. Additionally, we repurchased $200.0 million aggregate principal of the outstanding Convertible Notes due 2025 for cash consideration of approximately $181.8 million and recognized a gain on extinguishment of approximately $15.1 million recognized in interest expense. As of December 31, 2022, aggregate principal of $317.5 million less unamortized debt issuance costs of $4.8 million remain outstanding after the repurchase.

See Part II, Item 8, “Note 10—Debt, Convertible Notes due 2025” for more details regarding the issuance of the Convertible Notes due 2027, repurchases of Convertible Notes due 2023 and Convertible Notes due 2025, and Capped Call Transactions.

Procurement of Technology Solutions

On April 1, 2022, we entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $9.0 million. We have paid a $4.0 million advance during the year ended December 31, 2022. This advance is included in other non-current assets in the consolidated balance sheets.

Office Closures

In April 2022, in response to changing needs and an increase in employees working remotely, we closed three offices in the United States. In December 2022, we closed our office in Bangalore, India as a result of the outsourcing arrangement with Tata Consultancy Services (“TCS”) (as described below). We are currently exploring alternative uses for these properties, including sublease options. In connection with these closures, in the year ended December 31, 2022, we recognized $4.4 million of losses on asset retirements, which are included in general and administration expense in the consolidated statement of operations. Additionally, in the year ended December 31, 2022, we recognized approximately $13.0 million of lease related impairments, primarily right-of-use assets, which are included in general and administration expense in the consolidated statement of operations.

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

On September 2, 2022, we acquired additional membership units in a privately held company in which we already had an approximate 43% ownership interest for $8.4 million which increased our ownership interest to 48%. We use the equity method of accounting to record our portion of this privately held company's net income or loss on a one quarter lag from the actual results of operations. After this unit purchase, our investment in this privately held company exceeded our proportionate share of our net assets by approximately $7.8 million, which represents amortizable intangible assets. We will recognize amortization of this basis difference prospectively over a period of 5 years. This amortization will be included within our proportional share of income (loss) in other expense, net in the consolidated statements of operations.

Dilution gains on equity method investee share issuance

We have an ownership interest in a privately held company that is accounted for under the equity method. During the first quarter of 2022, we funded a $2.5 million convertible loan to this privately held company. During the second quarter of 2022, this privately held company raised additional preferred equity which reduced our ownership to 41.0% and our convertible loan was converted. As a result of this transaction, we recorded a $6.9 million dilution gain during the second quarter of 2022, which is included in other expense, net in the consolidated statements of operations.

During the fourth quarter of 2022, another of our equity method investee's raised additional preferred equity which reduced our ownership to 3.51%. As a result of this transaction, we recorded a $2.6 million dilution gain during the fourth quarter of 2022, which is included in other expense, net in the consolidated statements of operations.

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

In connection with the acquisition of Truelytics, we paid estimated cash consideration of approximately $20.7 million, net of cash acquired, subject to certain post-closing adjustments. We funded the Truelytics acquisition with available cash resources.

Acquisition of Redi2

On July 1, 2022, we acquired Redi2 Technologies Inc. (“Redi2”). Redi2 provides revenue management and hosted fee-billing solutions. Its platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance. Redi2 has been integrated into the Envestnet Wealth Solutions segment.

In connection with the Redi2 acquisition, we paid estimated consideration of approximately $68.9 million in cash. In addition, certain executives may earn up to $20.0 million in performance bonuses based upon the achievement of certain target financial and non-financial metrics. These performance bonuses are recognized as compensation and benefits expense in the statement of operations. As of December 31, 2022, the amount recorded in the statement of operations related to these performance bonuses was immaterial. We funded the Redi2 acquisition with available cash resources.

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

Entry into Outsourcing Arrangement

In October 2022, we entered into an outsourcing arrangement with TCS to increase operational scale and business agility. Under this agreement, we will outsource certain administrative and operational services of the Envestnet Data & Analytics business located in Bangalore, India. The agreement became effective in October 2022 and will continue for a period of ten years. In certain circumstances, we may terminate certain portions of the agreement, and in doing so, the agreement requires us to pay significant termination fees. In connection with the outsourcing arrangement with TCS, we incurred severance expenses, write-off of lease related restructuring costs, and other related expenses of approximately $9.1 million.

Organizational Realignment

In the fourth quarter of 2022, as part of an organizational realignment, we entered into separation agreements with a number of employees. This realignment will allow us to operate more efficiently and prioritize activities and services that will benefit our clients and the future of our business. In connection with the organizational realignment, we incurred approximately $10.1 million of total severance expense during 2022.

Privately Held Company Investment

On January 31, 2023, we entered into a convertible promissory note agreement with a customer of our business, a privately held company, whereby we were issued a convertible promissory note with a principal amount of $20.0 million and a stated interest rate of 8.0% per annum (the “Convertible Promissory Note”). The Convertible Promissory Note has a maturity date of January 31, 2026 and is convertible into common stock or preferred stock of the privately held company upon qualified financing events or corporate transactions.

In connection with the Convertible Promissory Note, we concurrently entered into a call option agreement with the privately held company, which provides us an option to acquire the privately held company at a predetermined price upon satisfaction of certain financial metrics.

Key Metrics

Envestnet Wealth Solutions Segment

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of December 31,
	2022	2021	2020
	(in millions, except accounts and advisors data)
Platform Assets
AUM	$341,144	$362,038	$263,043
AUA	367,412	456,316	405,365
Total AUM/A	708,556	818,354	668,408
Subscription	4,382,109	4,901,662	3,892,814
Total Platform Assets	$5,090,665	$5,720,016	$4,561,222
Platform Accounts
AUM	1,547,009	1,345,274	1,073,122
AUA	1,135,026	1,217,076	1,276,975
Total AUM/A	2,682,035	2,562,350	2,350,097
Subscription	15,665,020	14,986,531	11,079,048
Total Platform Accounts	18,347,055	17,548,881	13,429,145
Advisors
AUM/A	38,025	39,735	41,206
Subscription	67,520	68,808	65,104
Total Advisors	105,545	108,543	106,310

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - 2022
	As of December 31, 2021	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Subscription	Reclassification(1)	As of December 31, 2022

	(in millions, except account data)
AUM	$362,038	$100,098	$(68,181)	$31,917	$(60,948)	$(584)	$8,721	$341,144
AUA	456,316	120,409	(95,016)	25,393	(73,849)	(31,727)	(8,721)	367,412
Total AUM/A	$818,354	$220,507	$(163,197)	$57,310	$(134,797)	$(32,311)	$—	$708,556
Fee-Based Accounts	2,562,350			243,320		(123,635)		2,682,035
__________________________________________________________
(1) Certain assets have been reclassified from AUA to AUM to better reflect the nature of the services provided to certain customers.

The above AUM/A gross sales figures include $52.9 billion in new client conversions. We onboarded an additional $132.3 billion in subscription conversions during 2022, bringing total conversions for the year to $185.2 billion.

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

Asset and account figures in the “Reclass to Subscription” columns for the years ended December 31, 2022 and 2021 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

Envestnet Data & Analytics Segment

Paid End-Users

A paid end-user is defined as a user of an application or service provided to our customer using the Envestnet Data & Analytics platform whose status corresponds to a billable activity under the associated customer contract. We believe that our ability to increase the number of paid end-users is an indicator of our market penetration, the growth of our business, and our potential future business opportunities.

Paid end-users were approximately 37 million, 32 million and 35 million as of December 31, 2022, 2021 and 2020, respectively.

Revenues

Overview

We earn revenues primarily under three pricing models. First, a portion of our revenues is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors. These revenues are recorded under asset-based revenues. Our asset‑based fees vary based on the types of investment solutions and services that financial advisors utilize. Asset‑based fees accounted for approximately 60%, 60% and 54% of our total revenues for the years ended December 31, 2022, 2021 and 2020, respectively. In future periods, the percentage of our total revenues attributable to asset‑based fees is expected to vary based on fluctuations in securities markets, whether we enter into significant subscription agreements, the mix of AUM or AUA, and other factors.

We also generate revenues from recurring, contractual subscription fees for providing access to our technology platforms. This subscription revenue includes both contractual minimum payments and usage-based fees and is driven primarily by the number of customers, including new customers as well as customers who renew their existing subscription contracts, and the number of paid end-users. These revenues are recorded under subscription-based revenues. Subscription fees vary based on the scope of technology solutions and services being used, and are priced in a variety of constructs based on the size of the business, number of users or number of accounts and in many cases can increase over time based on the growth of these factors. Subscription fees accounted for 39%, 38% and 43% of our total revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

Finally, a portion of our revenues are generated from fees received in connection with professional services and other sources.

Asset-based recurring revenues

We generally charge our customers fees based on a higher percentage of the market value of AUM than the fees we charge on the market value of AUA, because we provide fiduciary oversight and/or act as the investment advisor in connection with assets we categorize as AUM. The level of fees varies based on the nature of the investment solutions and services we provide, as well as the specific investment manager, fund and/or custodian chosen by the financial advisor. A portion of our revenues from assets under management or administration includes costs paid by us to third parties for sub‑advisory, clearing, custody and brokerage services. These expenses are recorded under cost of revenues. We do not have fiduciary responsibility in connection with AUA and, therefore, generally charge lower fees on these assets. Our fees for AUA vary based on the nature of the investment solutions and services we provide.

Approximately 80% of our asset-based recurring revenues from AUM/A are billed to customers at the beginning of each quarter and are based on the market value of their assets on our platforms as of the end of the prior quarter. For example, asset-based recurring revenues recognized during the fourth quarter of 2022 were primarily based on the market value of assets as of September 30, 2022. Our asset-based recurring revenues are generally recognized ratably throughout the quarter based on the number of days in the quarter.

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

Subscription-based recurring revenues

Subscription-based recurring revenues are generally recognized ratably over the term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided all applicable revenue recognition criteria have been satisfied. As part of the subscription contracts, our customers generally commit to a minimum level of paid end-users from which a minimum level of non-refundable subscription revenue is derived. As paid end-users in excess of the guaranteed minimum level access the platform, the customer is then required to pay additional usage fees calculated based upon a contracted per-paid-user fee. No refunds or credits are given if fewer paid end-users access the platform than the contracted minimum level. Usage-based revenue is recognized as earned, provided all applicable revenue recognition criteria have been satisfied.

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

General and administration

General and administration expenses include costs and expenses related to occupancy, communications services, research and data services, software and maintenance charges, marketing, professional and legal services, travel and entertainment and acquisition/transaction related expenses.

Depreciation and amortization

Depreciation and amortization expenses include depreciation and amortization related to:

•fixed assets, including building and building improvements, computer equipment and software, leasehold improvements, office furniture and fixtures and office equipment and other;

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

Interest expense

Interest expense includes coupon interest and issuance cost amortization related to our convertible note issuances, as well as interest and amortization of upfront fees and monthly fees related to our Revolving Credit Facility. The issuance costs and upfront fees are amortized over the term of the related agreements. Interest expense may also include gain or loss on extinguishment of debt. See Part II, Item 8, “Note 10—Debt” for additional details regarding our third-party debt.

Other income (expense), net

Other income (expense), net includes gains (losses) on our portion of our equity method investees' results and foreign exchange gains or losses as well as other miscellaneous income or expense items as appropriate.

Results of Operations

	Year Ended December 31,
	2022	2021	% Change	2020	% Change
	(in thousands, except for percentages)
Revenues:
Asset-based	$738,228	$709,376	4%	$540,947	31%
Subscription-based	477,844	453,989	5%	426,507	6%
Total recurring revenues	1,216,072	1,163,365	5%	967,454	20%
Professional services and other revenues	23,712	23,152	2%	30,776	(25)%
Total revenues	1,239,784	1,186,517	4%	998,230	19%
Operating expenses:
Cost of revenues	468,460	423,723	11%	305,929	39%
Compensation and benefits	490,725	432,829	13%	398,970	8%
General and administration	216,075	171,657	26%	160,229	7%
Depreciation and amortization	130,548	117,767	11%	113,661	4%
Total operating expenses	1,305,808	1,145,976	14%	978,789	17%
Income (loss) from operations	(66,024)	40,541	*	19,441	109%
Other income (expense):
Interest income	4,184	827	*	1,112	(26)%
Interest expense	(16,843)	(16,931)	(1)%	(31,504)	(46)%
Other income (expense), net	264	(4,076)	(106)%	2,906	*
Total other expense, net	(12,395)	(20,180)	(39)%	(27,486)	(27)%
Income (loss) before income tax provision (benefit)	(78,419)	20,361	*	(8,045)	*
Income tax provision (benefit)	7,061	7,667	(8)%	(5,401)	*
Net income (loss)	(85,480)	12,694	*	(2,644)	*
Add: Net (income) loss attributable to non-controlling interest	4,541	602	*	(466)	*
Net income (loss) attributable to Envestnet, Inc.	$(80,939)	$13,296	*	$(3,110)	*
__________________________________________________________
*Not meaningful

Year ended December 31, 2022 compared to year ended December 31, 2021

Asset-based recurring revenues

Asset-based recurring revenues increased 4% from $709.4 million in 2021 to $738.2 million in 2022. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles as a result of the upswing in the equity markets in the fourth quarter of 2021, offset by a decline in the equity markets beginning the first quarter of 2022 through the end of 2022. In 2022, revenues were also positively affected by new account growth and positive net flows of AUM/A. The revenue increase was partially offset by existing customers switching from an asset-based pricing model to a subscription-based pricing model.

The number of financial advisors with AUM or AUA on our technology platforms decreased from approximately 40,000 as of December 31, 2021 to approximately 38,000 as of December 31, 2022 and the number of AUM or AUA client accounts increased from approximately 2.6 million as of December 31, 2021 to approximately 2.7 million as of December 31, 2022.

Asset-based recurring revenue remained consistent at 60% of total revenue in 2021 and 2022.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 5% from $454.0 million in 2021 to $477.8 million in 2022. This increase was primarily due to an increase of $27.3 million in the Envestnet Wealth Solutions segment which can be attributed to new and existing customer growth as well as existing customers switching from an asset-based pricing model to a subscription-based pricing model. This increase is partially offset by a $3.4 million decrease in the Envestnet Data & Analytics segment, primarily due to the equity market decline impacting the asset management customers in the research business. Periodically, existing customers switch from an asset-based pricing model to a subscription-based pricing model.

Professional services and other revenues

Professional services and other revenues increased 2% from $23.2 million in 2021 to $23.7 million in 2022. The increase was primarily due to an increase in revenues resulting from the 2022 Advisor Summit, which was held as an in-person event. The 2021 Advisor Summit was virtual due to the COVID-19 pandemic.

Cost of revenues

Cost of revenues increased 11% from $423.7 million in 2021 to $468.5 million in 2022. The increase was primarily due to an increase in asset-based cost of revenues of $36.6 million, which directly correlates with the increase to asset-based recurring revenues during the period. Also contributing to this increase was an increase in professional services and other cost of revenues of $6.9 million, primarily as a result of our 2022 Advisor Summit, which was held in-person in 2022, and an increase in subscription-based cost of revenues of $1.2 million. As a percentage of total revenues, cost of revenues increased from 36% to 38% for the years ended December 31, 2021 and 2022.

Compensation and benefits

Compensation and benefits increased 13% from $432.8 million in 2021 to $490.7 million in 2022. The increase is comprised of increases in salaries, benefits and related payroll taxes of $40.5 million, non-cash compensation expense of $12.3 million, and miscellaneous employee related expenses of $3.6 million. These increases were primarily due to increased headcount as a result of growth and acquisitions in the Envestnet Wealth Solutions segment. Also contributing to this increase was an increase in severance expense of $18.8 million, primarily a result of the outsourcing of the arrangement with TCS as well as an organizational realignment in the fourth quarter. These increases were partially offset by a decrease in incentive compensation expense of $20.5 million primarily due to the result of lower revenue and profitability measures achieved in our incentive compensation program. As a percentage of total revenues, compensation and benefits increased from 36% in 2021 to 40% in 2022 primarily due to lower revenue increase compared to a higher growth in compensation and benefits.

General and administration

General and administration expenses increased 26% from $171.7 million in 2021 to $216.1 million in 2022. The increase was primarily due to increases in lease restructuring and transaction costs of $16.6 million driven by the closure of four offices, software and maintenance charges of $13.9 million, travel and entertainment expenses of $5.6 million, communications, research and data services of $3.5 million, insurance, bank and payroll expenses of $2.0 million and miscellaneous other general and administration expenses of $2.5 million. These increases were partially offset by decreases in total occupancy costs of $4.6 million and professional and legal fees of $4.3 million. As a percentage of total revenues, general and administration expenses increased from 14% in 2021 to 17% and 2022, which is primarily attributed to the increase in lease restructuring and other related costs.

Depreciation and amortization

Depreciation and amortization expense increased 11% from $117.8 million in 2021 to $130.5 million in 2022, primarily due to increases in internally developed software amortization expense of $8.4 million, finance lease amortization expense of $4.7 million and intangible asset amortization of $3.3 million. The increases are partially offset by a decrease in fixed assets depreciation of $3.7 million. As a percentage of total revenues, depreciation and amortization expense increased from 10% in 2021 to 11% in 2022.

Interest income

Interest income increased from $0.8 million in 2021 to $4.2 million in 2022, primarily due to an increase the effective interest rates earned on our cash and money market funds compared to the prior year.

Other income (expense), net

Other income (expense), net decreased from other expense of $4.1 million in 2021 to other income of $0.3 million in 2022, primarily due to dilution gains of $9.5 million recorded in 2022 related to equity method investee share issuances partially offset by an increase in losses recorded for our share of losses on our equity method investees and a loss on foreign exchange.

Income tax provision

	Year Ended December 31,
	2022	2021
	(in thousands, except for percentages)
Income (loss) before income tax provision	$(78,419)	$20,361
Income tax provision	7,061	7,667
Effective tax rate	(9.0)%	37.7%

Our 2022 effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance we have placed on a portion of US deferred tax assets, the generation of research and development ("R&D") tax credits, executive compensation deduction limitations, income related to Indian partnerships, a change in our India indefinite reinvestment assertion, and state income taxes.

Our 2021 effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance we have placed on a portion of US deferred tax assets, the generation of R&D tax credits, executive compensation deduction limitations, income related to Indian partnerships, and state income taxes.

Year ended December 31, 2021 compared to year ended December 31, 2020

For a discussion of the 2021 Results of Operations compared to 2020, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 25, 2022.

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

Envestnet Data & Analytics – a leading data aggregation, intelligence, and experiences platform that powers data connectivity and business intelligence across digital financial services to enable them to deliver an Intelligent Financial Life to their clients.

We also incur expenses not directly attributable to the segments listed above. These nonsegment operating expenses include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses.

The following table reconciles income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Envestnet Wealth Solutions	$55,972	$124,651	$91,501
Envestnet Data & Analytics	(20,870)	2,033	(9,943)
Nonsegment operating expenses	(101,126)	(86,143)	(62,117)
Income (loss) from operations	(66,024)	40,541	19,441
Interest income	4,184	827	1,112
Interest expense	(16,843)	(16,931)	(31,504)
Other income (expense), net	264	(4,076)	2,906
Consolidated income (loss) before income tax provision (benefit)	(78,419)	20,361	(8,045)
Income tax provision (benefit)	7,061	7,667	(5,401)
Consolidated net income (loss)	(85,480)	12,694	(2,644)
Add: Net (income) loss attributable to non-controlling interest	4,541	602	(466)
Consolidated net income (loss) attributable to Envestnet, Inc.	$(80,939)	$13,296	$(3,110)

Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Year Ended December 31,
	2022	2021	% Change	2020	% Change
	(in thousands, except for percentages)
Revenues:
Asset-based	$738,228	$709,376	4%	$540,947	31%
Subscription-based	294,997	267,720	10%	248,810	8%
Total recurring revenues	1,033,225	977,096	6%	789,757	24%
Professional services and other revenues	16,568	14,070	18%	16,333	(14)%
Total revenues	1,049,793	991,166	6%	806,090	23%
Operating expenses:
Cost of revenues	443,471	399,313	11%	283,497	41%
Compensation and benefits	312,910	269,153	16%	257,698	4%
General and administration	140,782	107,976	30%	92,680	17%
Depreciation and amortization	96,658	90,073	7%	80,714	12%
Total operating expenses	993,821	866,515	15%	714,589	21%
Income from operations	$55,972	$124,651	(55)%	$91,501	36%

Year ended December 31, 2022 compared to year ended December 31, 2021 for the Envestnet Wealth Solutions segment

Revenues

Asset-based recurring revenues

Asset-based recurring revenues increased 4% from $709.4 million in 2021 to $738.2 million in 2022. The increase was primarily due to an increase in asset values applicable to our quarterly billing cycles as result of the upswing in the equity markets in the fourth quarter of 2021, offset by a decline in the equity markets beginning the first quarter of 2022 through the end of 2022. In 2022, revenues were also positively affected by new account growth and positive net flows of AUM/A. The revenue increase was partially offset by existing customers switching from an asset-based pricing model to a subscription-based pricing model.

The number of financial advisors with AUM or AUA on our technology platforms decreased from approximately 40,000 as of December 31, 2021 to approximately 38,000 as of December 31, 2022 and the number of AUM or AUA accounts increased from approximately 2.6 million as of December 31, 2021 to approximately 2.7 million as of December 31, 2022.

As a percentage of total revenues, asset-based recurring revenue decreased from 72% of total revenue in 2021 to 70% in 2022.

Subscription-based recurring revenues

Subscription-based recurring revenues increased 10% from $267.7 million in 2021 to $295.0 million in 2022, primarily due to new and existing customer growth along with additional revenue from existing customers switching from an asset-based pricing model to a subscription-based pricing model.

Professional services and other revenues

Professional services and other revenues increased 18% from $14.1 million in 2021 to $16.6 million in 2022. The increase was primarily due to an increase in revenues resulting from the 2022 Advisor Summit, which was held as an in-person event. The 2021 Advisor Summit was virtual due to the COVID-19 pandemic.

Cost of revenues

Cost of revenues increased 11% from $399.3 million in 2021 to $443.5 million in 2022. The increase was primarily due to an increase in asset-based cost of revenues of $36.6 million directly correlated with the increase in asset-based recurring revenues for the period. Also contributing to this increase was an increase in professional services and other cost of revenues of $7.0 million, primarily as a result of our 2022 Advisor Summit, which was held in-person. As a percentage of segment revenues, cost of revenues increased from 40% in 2021 to 42% in 2022.

Compensation and benefits

Compensation and benefits increased 16% from $269.2 million in 2021 to $312.9 million in 2022, primarily due to increases in salaries, benefits and related payroll taxes of $34.3 million, non-cash compensation of $10.3 million and an increase in severance expense of $8.9 million. These increases primarily relate to an increase in headcount as a result of growth and acquisitions, along with the increase in severance expense related to a fourth quarter organizational realignment. These increases are partially offset by a decrease in incentive compensation expense of $10.4 million primarily a result of lower revenue and profitability measures achieved in our incentive compensation program. As a percentage of segment revenues, compensation and benefits increased from 27% in 2021 to 30% in 2022, primarily due to lower revenue increase as well as higher growth in compensation and benefits.

General and administration

General and administration expenses increased 30% from $108.0 million in 2021 to $140.8 million in 2022, primarily due to increases in lease restructuring and transaction costs of $9.1 million driven by the closure of three offices, software and maintenance charges of $11.5 million, travel and entertainment expenses of $3.3 million, miscellaneous general and administrative expenses of $3.1 million and insurance, bank and payroll charges of $1.5 million. These increases were partially offset by decreases in occupancy costs of $4.1 million and professional services fees of $3.5 million. As a percentage of segment revenues, general and administration expenses increased from 11% in 2021 to 13% in 2022.

Depreciation and amortization

Depreciation and amortization increased 7% from $90.1 million in 2021 to $96.7 million in 2022, primarily due to an increase in internally developed software amortization expense of $4.5 million and an increase in finance lease amortization expense of $2.8 million. These increases are partially offset by other immaterial decreases within depreciation and amortization As a percentage of segment revenues, depreciation and amortization expense remained consistent at 9% in 2021 and 2022.

Year ended December 31, 2021 compared to year ended December 31, 2020 for the Envestnet Wealth Solutions segment

For a discussion of the 2021 Results of Operations compared to 2020 for the Envestnet Wealth Solutions segment, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 25, 2022.

Envestnet Data & Analytics

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Year Ended December 31,
	2022	2021	% Change	2020	% Change
	(in thousands, except for percentages)
Revenues:
Subscription-based	$182,847	$186,269	(2)%	$177,697	5%
Professional services and other revenues	7,144	9,082	(21)%	14,443	(37)%
Total revenues	189,991	195,351	(3)%	192,140	2%
Operating expenses:
Cost of revenues	24,989	24,410	2%	22,432	9%
Compensation and benefits	109,667	105,416	4%	110,436	(5)%
General and administration	42,315	35,798	18%	36,268	(1)%
Depreciation and amortization	33,890	27,694	22%	32,947	(16)%
Total operating expenses	210,861	193,318	9%	202,083	(4)%
Income (loss) from operations	$(20,870)	$2,033	*	$(9,943)	(120)%
__________________________________________________________
*Not meaningful

Year ended December 31, 2022 compared to year ended December 31, 2021 for the Envestnet Data & Analytics segment

Revenues

Subscription-based recurring revenues

Subscription-based recurring revenues decreased 2% from $186.3 million in 2021 to $182.8 million in 2022, primarily due to the equity market decline impacting our asset management customers in the research business.

Professional services and other revenues

Professional services and other revenues decreased 21% from $9.1 million in 2021 to $7.1 million in 2022, primarily due to the timing of the completion of customer projects and deployments.

Compensation and benefits

Compensation and benefits increased 4% from $105.4 million in 2021 to $109.7 million in 2022, primarily due to increases in severance expense of $7.6 million, miscellaneous employee expense of $2.2 million and salaries, benefits and related payroll taxes of $2.2 million. The increase in severance expense is primarily a result of the outsourcing arrangement with TCS as well as an organizational realignment in the fourth quarter. The increases were partially offset by decreases in incentive compensation of $7.6 million and stock-based compensation expense of $2.0 million. As a percentage of segment revenues, compensation and benefits increased from 54% in 2021 to 58% in 2022. The increase in compensation and benefits as a percentage of total revenues is primarily due to a decrease in revenue as well as an overall increase in compensation and benefits.

General and administration

General and administration expenses increased 18% from $35.8 million in 2021 to $42.3 million in 2022, primarily due to increases in restructuring and transaction costs of $2.8 million, research and data services expense of $2.4 million, travel and entertainment expense of $1.8 million and software and maintenance charges of $1.7 million. These increases were primarily offset by decreases in immaterial other general and administration expenses. As a percentage of segment revenues general and administration expenses increased from 18% in 2021 to 22% in 2022, which is primarily due to a decrease in revenues as well as an overall increase in general and administration expenses.

Depreciation and amortization

Depreciation and amortization increased 22% from $27.7 million in 2021 to $33.9 million in 2022, primarily due to increases in internally developed software amortization expense of $3.8 million and intangible asset amortization expense of $2.6 million. As a percentage of segment revenues, depreciation and amortization expense increased from 14% in 2021 to 18% in 2022. The increase in depreciation and amortization as a percentage of total revenues is primarily due to a decrease in revenues as well as higher amortization expense incurred in 2022 driven by increased capitalization related to internally developed software costs and the procurement of technology solutions from a privately held company.

Year ended December 31, 2021 compared to year ended December 31, 2020 for the Envestnet Data & Analytics segment

For a discussion of the 2021 Results of Operations compared to 2020 for the Envestnet Data & Analytics segment, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 25, 2022.

Nonsegment

The following table presents nonsegment operating expenses:

	Year Ended December 31,
	2022	2021	% Change	2020	% Change
	(in thousands, except for percentages)
Operating expenses:
Compensation and benefits	$68,148	$58,260	17%	$30,836	89%
General and administration	32,978	27,883	18%	31,281	(11)%
Total operating expenses	$101,126	$86,143	17%	$62,117	39%

Year ended December 31, 2022 compared to year ended December 31, 2021 for Nonsegment

Compensation and benefits

Compensation and benefits increased 17% from $58.3 million in 2021 to $68.1 million in 2022, primarily due to increases in headcount that resulted in increases in non-cash compensation expense of $4.0 million and salaries, benefits and related payroll taxes of $3.3 million. In addition, severance expense increased by $3.4 million as a result of an organization realignment in the fourth quarter of 2022. The increases are partially offset by a decrease in incentive compensation of $2.5 million.

General and administration

General and administration expenses increased 18% from $27.9 million in 2021 to $33.0 million in 2022, primarily due to an increase in restructuring charges and transaction costs of $4.1 million, primarily driven by acquisition activity and system implementation costs.

Year ended December 31, 2021 compared to year ended December 31, 2020 for Nonsegment

For a discussion of the 2021 Results of Operations compared to 2020 for Nonsegment expenses, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 25, 2022.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, accretion on contingent consideration and purchase liability, income tax provision (benefit), depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, severance, fair market value adjustment to contingent consideration liability, fair market value adjustment on investment in private company, litigation and regulatory related expenses, foreign currency, gain on settlement of liability, gain on insurance reimbursement, non-income tax expense adjustment, gain on acquisition of equity method investment, gain on sale of interest in private company, dilution gain on equity method investee share issuance, loss allocations from equity method investments and (income) loss attributable to non‑controlling interest.

“Adjusted net income” represents net income before deferred revenue fair value adjustment, accretion on contingent consideration and purchase liability, non‑cash interest expense, cash interest on our Convertible Notes (subsequent to the adoption of ASU 2020-06 on January 1, 2021), non‑cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, fair market value adjustment to contingent consideration liability, fair market value adjustment to investment in private company, litigation and regulatory related expenses, foreign currency, gain on settlement of liability, gain on insurance reimbursement, non-income tax expense adjustment, dilution gain on equity method investee share issuance, gain on acquisition of equity method investment, gain on sale of interest in private company, loss allocations from equity method investments and (income) loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

“Adjusted net income per diluted share” represents adjusted net income attributable to common stockholders divided by the diluted number of weighted-average shares outstanding. Beginning January 1, 2021, the dilutive effect of our Convertible Notes are calculated using the if-converted method in accordance with the adoption of ASU 2020-06 (See “Note 2—Summary of Significant Accounting Policies”). As a result, 9.9 million potential shares to be issued in connection with our Convertible Notes are assumed to be dilutive for purposes of the adjusted net income per share calculation beginning January 1, 2021.

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

We also present adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted revenues provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision (benefit), non-income tax expense, restructuring charges and transaction costs, accretion on contingent consideration and purchase liability, severance, fair market value adjustment to contingent consideration liability, income or loss allocations from equity method investments, litigation and regulatory related expenses, foreign currency, gain on settlement of liability, gain on insurance reimbursement, gain on acquisition of equity method investment, fair market value adjustment to investment in private company, dilution gain on equity method investee share issuance, income or loss allocations from equity method investments, pre-tax (income) loss attributable to non‑controlling interest and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non‑cash stock‑based compensation expense from adjusted EBITDA and adjusted net income because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we paid net cash of $12.1 million, $7.9 million, and $8.3 million in the years ended December 31, 2022, 2021 and 2020, respectively. In the event that we generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenues to adjusted revenues based on our historical results:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Total revenues	$1,239,784	$1,186,517	$998,230
Deferred revenue fair value adjustment	216	284	692
Adjusted revenues	$1,240,000	$1,186,801	$998,922

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA based on our historical results:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income (loss)	$(85,480)	$12,694	$(2,644)
Add (deduct):
Deferred revenue fair value adjustment	216	284	692
Interest income	(4,184)	(827)	(1,112)
Interest expense	16,843	16,931	31,504
Accretion on contingent consideration and purchase liability	—	730	1,688
Income tax provision (benefit)	7,061	7,667	(5,401)
Depreciation and amortization	130,548	117,767	113,661
Non-cash compensation expense	80,333	68,020	57,113
Restructuring charges and transaction costs	35,141	18,490	19,383
Severance	30,117	11,347	25,110
Fair market value adjustment to contingent consideration liability	—	(1,067)	(3,105)
Fair market value adjustment on investment in private company	(400)	(758)	—
Litigation and regulatory related expenses	6,055	7,591	7,825
Foreign currency	1,419	(7)	116
Gain on settlement of liability	—	(1,206)	—
Gain on insurance reimbursement	—	(968)	—
Non-income tax expense adjustment	802	(1,347)	421
Gain on acquisition of equity method investment	—	—	(4,230)
Gain on sale of interest in private company	—	—	(1,647)
Dilution gain on equity method investee share issuance	(9,517)	—	—
Loss allocations from equity method investments	8,874	7,093	5,399
(Income) loss attributable to non-controlling interest	2,300	(704)	(1,830)
Adjusted EBITDA	$220,128	$261,730	$242,943

The following table sets forth a reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share based on our historical results:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income (loss)	$(85,480)	$12,694	$(2,644)
Income tax provision (benefit) (1)	7,061	7,667	(5,401)
Income (loss) before income tax provision (benefit)	(78,419)	20,361	(8,045)
Add (deduct):
Deferred revenue fair value adjustment	216	284	692
Accretion on contingent consideration and purchase liability	—	730	1,688
Non-cash interest expense	4,678	5,745	17,480
Cash interest - Convertible Notes (2)	10,897	9,919	—
Non-cash compensation expense	80,333	68,020	57,113
Restructuring charges and transaction costs	35,141	18,490	19,383
Severance	30,117	11,347	25,110
Amortization of acquired intangibles	71,901	68,587	73,559
Fair market value adjustment to contingent consideration liability	—	(1,067)	(3,105)
Fair market value adjustment to investment in private company	(400)	(758)	—
Litigation and regulatory related expenses	6,055	7,591	7,825
Foreign currency	1,419	(7)	116
Gain on settlement of liability	—	(1,206)	—
Gain on insurance reimbursement	—	(968)	—
Non-income tax expense adjustment	802	(1,347)	421
Gain on acquisition of equity method investment	—	—	(4,230)
Gain on sale of interest in private company	—	—	(1,647)
Dilution gain on equity method investee share issuance	(9,517)	—	—
Loss allocations from equity method investments	8,874	7,093	5,399
(Income) loss attributable to non-controlling interest	2,300	(704)	(1,830)
Adjusted net income before income tax effect	164,397	212,110	189,929
Income tax effect (3)	(41,921)	(54,088)	(48,432)
Adjusted net income	$122,476	$158,022	$141,497

Basic number of weighted-average shares outstanding	55,199,482	54,470,975	53,589,232
Effect of dilutive shares:
Options to purchase common stock	111,327	206,022	416,593
Unvested restricted stock units	390,270	633,384	592,033
Convertible Notes	10,092,369	9,898,549	414,398
Warrants	—	73,715	58,459
Diluted number of weighted-average shares outstanding	65,793,448	65,282,645	55,070,715
Adjusted net income per share - diluted	$1.86	$2.42	$2.57
__________________________________________________________
(1)For the years ended December 31, 2022, 2021 and 2020, the effective tax rate computed in accordance with GAAP equaled (9.0)%, 37.7% and 67.1%, respectively.
(2)Cash interest on the Company's Convertible Notes included only for the for the year ended December 31, 2022 and 2021 due to the adoption of ASU 2020-06 on January 1, 2021 (See Part II, Item 8, "Note 2—Summary of Significant Accounting Policies”).
(3)Estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for all years presented.

Note on Income Taxes: As of December 31, 2022, we had net operating loss carryforwards of approximately $69 million and $221 million for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth a reconciliation of revenues to adjusted revenues and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$1,049,793	$189,991	$—	$1,239,784
Deferred revenue fair value adjustment	216	—	—	216
Adjusted revenues	$1,050,009	$189,991	$—	$1,240,000

Income (loss) from operations	$55,972	$(20,870)	$(101,126)	$(66,024)
Add (deduct):
Deferred revenue fair value adjustment	216	—	—	216
Depreciation and amortization	96,658	33,890	—	130,548
Non-cash compensation expense	47,043	10,739	22,551	80,333
Restructuring charges and transaction costs	22,868	3,734	8,539	35,141
Severance	12,415	11,567	6,135	30,117
Litigation and regulatory related expenses	—	6,055	—	6,055
Non-income tax expense adjustment	878	(76)	—	802
Loss attributable to non-controlling interest	2,300	—	—	2,300
Other	635	5	—	640
Adjusted EBITDA	$238,985	$45,044	$(63,901)	$220,128

	Year Ended December 31, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$991,166	$195,351	$—	$1,186,517
Deferred revenue fair value adjustment	284	—	—	284
Adjusted revenues	$991,450	$195,351	$—	$1,186,801

Income (loss) from operations	$124,651	$2,033	$(86,143)	$40,541
Add (deduct):
Deferred revenue fair value adjustment	284	—	—	284
Accretion on contingent consideration and purchase liability	632	98	—	730
Depreciation and amortization	90,073	27,694	—	117,767
Non-cash compensation expense	36,787	12,634	18,599	68,020
Restructuring charges and transaction costs	13,795	242	4,453	18,490
Severance	4,614	4,016	2,717	11,347
Fair market value adjustment to contingent consideration liability	—	(1,067)	—	(1,067)
Litigation and regulatory related expenses	—	7,591	—	7,591
Non-income tax expense adjustment	(1,507)	160	—	(1,347)
Income attributable to non-controlling interest	(704)	—	—	(704)
Other	78	—	—	78
Adjusted EBITDA	$268,703	$53,401	$(60,374)	$261,730

	Year Ended December 31, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenues	$806,090	$192,140	$—	$998,230
Deferred revenue fair value adjustment	692	—	—	692
Adjusted revenues	$806,782	$192,140	$—	$998,922

Income (loss) from operations	$91,501	$(9,943)	$(62,117)	$19,441
Add (deduct):
Deferred revenue fair value adjustment	692	—	—	692
Accretion on contingent consideration and purchase liability	1,430	258	—	1,688
Depreciation and amortization	80,714	32,947	—	113,661
Non-cash compensation expense	35,797	14,932	8,908	59,637
Restructuring charges and transaction costs	6,878	2,304	10,201	19,383
Severance	18,617	4,628	1,865	25,110
Fair market value adjustment to contingent consideration liability	—	(3,105)	—	(3,105)
Litigation and regulatory related expenses	—	7,825	—	7,825
Non-income tax expense adjustment	514	(93)	—	421
Income attributable to non-controlling interest	(1,830)	—	—	(1,830)
Other	15	5	—	20
Adjusted EBITDA	$234,328	$49,758	$(41,143)	$242,943

Liquidity and Capital Resources

As of December 31, 2022, we had total cash and cash equivalents of $162.2 million compared to $429.3 million as of December 31, 2021.

We plan to use existing cash as of December 31, 2022, cash generated in the ongoing operations of our business and amounts under our revolving credit facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements we may be required to borrow under our revolving credit facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

Credit Agreement

On February 4, 2022, we entered into a First Amendment to the Third Amended and Restated Credit Agreement (the "Third Credit Agreement"), dated as of February 4, 2022. The Third Credit Agreement amended and restated, in its entirety, the prior credit agreement.

The First Amendment to the Third Credit Agreement amended certain provisions under the Third Credit Agreement to (i) permit us to enter into derivative transactions related to our common stock in connection with the issuance of any convertible indebtedness permitted to be incurred under the Third Credit Agreement and (ii) eliminate the testing of the liquidity covenant on March 31, 2023. The Third Credit Agreement amended certain provisions under the prior credit agreement to, among other things, (i) extend the maturity of loans and the revolving credit commitments, (ii) reduce the interest payable on the loans, and (iii) increase capacity and flexibility under certain of the negative covenants.

The Third Credit Agreement provides, subject to certain customary conditions, for the Revolving Credit Facility, in an aggregate amount of $500.0 million, with a $20.0 million sub-facility for letters of credit.

Proceeds under the Third Credit Agreement may be used to finance capital expenditures and permitted acquisitions and for working capital and general corporate purposes.

Outstanding loans under the Revolving Credit Facility accrue interest, at our option, at a rate equal to either (i) a base rate plus an applicable margin ranging from 0.25% to 1.75% per annum or (ii) an adjusted Term SOFR plus an applicable margin ranging from 1.25% to 2.75% per annum, in each case based upon our total net leverage ratio, as calculated pursuant to the Third Credit Agreement. The undrawn portion of the commitments under the Revolving Credit Facility is subject to a commitment fee at a rate ranging from 0.25% to 0.30% per annum based upon our total net leverage ratio, as calculated pursuant to the Third Credit Agreement. Borrowings made under the Third Credit Agreement are scheduled to mature on February 4, 2027.

There are no amounts outstanding under the Revolving Credit Facility and we have $500.0 million available to borrow under the Revolving Credit Facility, subject to covenant compliance.

    Convertible Notes

In November 2022, we issued $575.0 million aggregate principal amount of Convertible Notes due 2027. The Convertible Notes due 2027 will mature on December 1, 2027, unless otherwise repurchased, redeemed or converted. Net proceeds from the offering were approximately $558.7 million. The Convertible Notes due 2027 bear interest at a rate of 2.625% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2023.

Using proceeds from the issuance of the Convertible Notes due 2027, we repurchased $300.0 million of the $345.0 million of convertible notes issued in May 2018 that mature on June 1, 2023 (the “Convertible Notes due 2023”) for cash consideration of approximately $312.4 million and recognized a loss on extinguishment of approximately $13.4 million recognized in interest expense. As of December 31, 2022, aggregate principal of $45.0 million less unamortized debt issuance costs of $0.1 million remain outstanding after the repurchase. The Convertible Notes due 2023 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year.

Using proceeds from the issuance of the Convertible Notes due 2027, we repurchased $200.0 million of the $517.5 million of convertible notes issued in August 2020 that mature on August 15, 2025 (the “Convertible Notes due 2025”) for cash consideration of approximately $181.8 million and recognized a gain on extinguishment of approximately $15.1 million recognized in interest expense. As of December 31, 2022, aggregate principal of $317.5 million less unamortized debt issuance costs of $4.8 million remaining outstanding after the repurchase. The Convertible Notes due 2025 bear interest at a rate of 0.75% per annum payable semiannually in arrears on February 15 and August 15 of each year.

See Part II, Item 8, “Note 10—Debt” for further information regarding the terms of our Convertible Notes.

Capped Call Transactions

In connection with the pricing of the Convertible Notes due 2027, we entered into privately negotiated Capped Call Transactions with certain financial institutions for a total cost of approximately $79.6 million. The Capped Call Transactions initially cover the number of shares of our common stock underlying the Convertible Notes due 2027, subject to customary anti-dilution adjustments. The Capped Call Transactions are net purchased call options on our common stock.

Issuance and sale of Common Shares to BlackRock

On December 20, 2018, we issued and sold to BlackRock, Inc. (“BlackRock”) warrants to purchase approximately 470,000 common shares of our common stock at an exercise price of $65.16 per share, subject to customary anti-dilution adjustments. The warrants were exercisable at BlackRock’s option for four years from the date of issuance. The warrants were unexercised upon expiration on December 20, 2022.

Impact of Tax Cuts and Jobs Act

Beginning in 2022, the Tax Cuts and Jobs Act (“TCJA”) eliminates the option to deduct research and development ("R&D") expenditures currently and requires taxpayers to amortize them pursuant to IRC Section 174. As a result, in 2023, we expect the amount of cash we pay for income taxes to increase compared to 2022.

Cash Flows

The following table presents information regarding our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$117,037	$250,577
Net cash used in investing activities	(251,126)	(176,138)
Net cash used in financing activities	(127,002)	(29,170)
Effect of exchange rate on changes on cash	(6,164)	(555)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(267,255)	$44,714

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2022 was $117.0 million compared to net cash provided by operating activities of $250.6 million for the same period in 2021. The decrease was primarily due to an increase in pre-tax net loss period over period of $98.8 million, a decrease in the change in operating assets and liabilities of $72.3 million, which is primarily timing related, and gains on equity method investee share issuances recorded in 2022 of $9.5 million. These were partially offset by year-over-year increases in lease-related impairment charges and loss on property and equipment disposals driven by office closures of $19.3 million, noncash addbacks for depreciation and amortization expense of $12.8 million, and non-cash compensation expense of $12.3 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $251.1 million compared to net cash used in investing activities of $176.1 million for the same period in 2021. The increase was primarily due to year-over-year increases of $61.7 million in net disbursements related to acquisitions and investments in privately held companies and an additional $24.0 million of internally developed software costs capitalized in 2022 compared to 2021. These increases were partially offset by decreases in cash disbursements of $10.5 million for acquisitions of proprietary technology, purchases of property and equipment of $7.6 million and issuance of notes receivable to equity method investees of $6.4 million.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $127.0 million compared to net cash used in financing activities of $29.2 million for the same period in 2021. In November 2022, we received proceeds of approximately $558.7 million from the issuance of the Convertible Notes due 2027. We repurchased $312.4 million of the Convertible Notes due 2023 and $181.8 million of the Convertible Notes due 2025. Additionally, we used approximately $79.6 million from the net proceeds to pay the cost of entering into Capped Call Transactions. We also increased share repurchases of $81.7 million and increased finance lease payments of $18.7 million in 2022 also contributed to the year-over-year increase. These increases in net cash used in financing activities were partially offset by additional capital contributions of $12.8 million in 2022 made by non-controlling shareholders and decreased contingent consideration payments of $8.5 million.

Commitments

We enter into unconditional purchase obligations arrangements for certain of our services that we receive in the normal course of business. As of December 31, 2022, the Company estimated future minimum unconditional purchase obligations of approximately $103 million. This amount increased by $65 million compared to the prior year primarily driven by our entry into the outsourcing agreement with TCS.

As of December 31, 2022, future minimum lease payments under non-cancellable leases were $154.7 million. These leases expire at various dates prior to 2033.

In connection with certain of our acquisitions, we have entered into arrangements whereby we have agreed to pay performance bonuses up to $20 million based upon the achievement of certain performance targets. As of December 31, 2022, the liabilities associated with these performance bonuses were immaterial.

We have also committed $12.5 million in future funding to certain of our equity method investees.

We expect to increase our capital expenditures to approximately $33 million in 2023 compared to approximately $16 million in 2022. Subsequent to 2023, we expect to spend approximately $19 - $30 million per year on capital expenditures.

We have entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $18.0 million, including an advance of $3.0 million. We closed the transaction on February 1, 2022 and paid the remaining $15.0 million on February 2, 2022. This proprietary technology asset has been integrated into the Envestnet Data & Analytics segment and is being amortized over an estimated useful life of five years. In addition, the agreement includes an earn-out payment of $10.0 million based upon the achievement of certain target metrics within five years after the date of our launch of the technology solutions. The parties have agreed to renegotiate the terms of the earn-out payment. On April 1, 2022, we entered into a purchase agreement with this same privately held company to acquire certain technology solutions being developed by this privately held company for an original purchase price of $9.0 million, including an advance of $4.0 million. The purchase agreement was amended subsequent to December 31, 2022 to increase the purchase price to $14 million for additional functionality.

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

Professional services and other revenues—We earn professional services fees by providing contractual customized services and platform software development as well as initial implementation fees. Professional services contracts generally have fixed prices, and generally specify the deliverables in the contract. Certain professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of services performed. Initial implementation fees are fixed and are generally recognized ratably over the contract term.

Other revenues primarily include revenue related to the Advisor Summit. Other revenue is recognized when the events are held. Other revenue is not significant.

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

We completed our annual goodwill impairment test as of October 31, 2022 for the fiscal year ended December 31, 2022. At that date, we determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit. We concluded that we have two reporting units. We also determined that it was more likely than not that the fair value of the reporting units exceeded the carrying value and concluded that goodwill was not impaired. As a result, we did not perform the quantitative goodwill impairment evaluation.

As part of the ongoing monitoring efforts to assess goodwill for possible indications of impairment, we will continue to consider a wide variety of factors, including but not limited to the global economic environment and its potential impact on our business. There can be no assurance that our estimates and assumptions regarding forecasted cash flows of certain reporting units, the current economic environment, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the years ended December 31, 2022, 2021 and 2020.

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

Recent Accounting Pronouncements

See Part II, Item 8, “Note 2—Summary of Significant Accounting Policies” for a detailed description of Recent Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market risk
Our exposure to market risk is directly related to asset-based recurring revenues earned based upon a contractual percentage of AUM or AUA. In the years ended December 31, 2022, 2021 and 2020, 60%, 60% and 54% of our revenues, respectively, were derived from revenues based on the market value of AUM or AUA. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline which in turn could lead to a decrease in our earnings. If there are financial market declines for COVID-19 or any other matter, our asset-based revenues may negatively be impacted in future periods.
Foreign currency risk
A portion of our revenues are billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenues into U.S. dollars. For the year ended December 31, 2022, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would not have a material effect on our consolidated financial position, results of operations or cash flow.
The expenses of our Indian subsidiaries, which primarily consist of expenditures related to compensation and benefits, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly expenditures into U.S. dollars. For the year ended December 31, 2022, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $7.4 million to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $6.0 million to pre-tax earnings.
Interest rate risk
On February 4, 2022, we entered into the Third Credit Agreement which amends and restates, in its entirety, the Prior Credit Agreement. The Third Credit Agreement provides for a Credit Facility of $500.0 million and a $20.0 million sub-facility for the issuance of letters of credit. We are subject to market risk from changes in interest rates only if we have borrowings outstanding on our Credit Facility. At our option, outstanding loans under the Credit Facility accrue interest at a rate equal to either (i) a base rate plus an applicable margin ranging from 0.25% to 1.75% per annum or (ii) an adjusted Term SOFR rate plus an applicable margin ranging from 1.25% to 2.75% per annum, based upon our total net leverage ratio, as calculated pursuant to the Third Credit Agreement. As these rates fluctuate, so too will our interest expense on amounts borrowed under the Third Credit Agreement. We currently have no borrowings or amounts outstanding under the Third Credit Agreement for the year ended December 31, 2022.
As of December 31, 2022, we have $45.0 million of outstanding 1.75% Convertible Notes due 2023, $317.5 million of outstanding 0.75% Convertible Notes due 2025, and $575.0 million of outstanding 2.625% Convertible Notes due 2027 (collectively "Convertible Notes"). The total estimated fair value of our Convertible Notes was approximately $946.0 million as of December 31, 2022. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Envestnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Envestnet, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible notes as of January 1, 2021 due to the adoption of Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s own Equity.

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

Sufficiency of audit evidence over the IT elements of revenue recognition

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company has recorded $1.2 billion of revenues for the year ended December 31, 2022. Revenues are derived from asset-based services, subscription or licensing-based services, and professional services and other sources, and sold with varying price structures. The Company recognizes revenues when control of the services is transferred to customers.

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
Denver, Colorado
February 28, 2023

Envestnet, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share information)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$162,173	$429,279
Fees receivable, net	101,696	95,291
Prepaid expenses and other current assets	41,363	42,706
Total current assets	305,232	567,276

Property and equipment, net	62,443	50,215
Internally developed software, net	184,558	133,659
Intangible assets, net	379,995	400,396
Goodwill	998,414	925,154
Operating lease right-of-use assets, net	81,596	90,714
Other non-current assets	99,927	73,768
Total assets	$2,112,165	$2,241,182

Liabilities and Equity
Current liabilities:
Accrued expenses and other liabilities	$216,532	$225,159
Accounts payable	17,334	19,092
Operating lease liabilities	11,949	10,999
Deferred revenue	36,363	33,473
Current portion of long-term debt	44,886	—
Total current liabilities	327,064	288,723

Long-term debt	871,769	848,862
Non-current operating lease liabilities	110,652	105,920
Deferred tax liabilities, net	16,196	21,021
Other non-current liabilities	18,880	17,114
Total liabilities	1,344,561	1,281,640

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 70,025,733 and 68,879,152 shares issued as of December 31, 2022 and December 31, 2021, respectively; 54,013,826 and 54,793,088 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	350	344
Additional paid-in capital	1,135,284	1,131,628
Accumulated deficit	(118,927)	(37,988)
Treasury stock at cost, 16,011,907 and 14,086,064 shares as of December 31, 2022 and December 31, 2021, respectively	(253,551)	(134,996)
Accumulated other comprehensive loss	(8,589)	(1,899)
Total stockholders’ equity	754,567	957,089
Non-controlling interest	13,037	2,453
Total equity	767,604	959,542
Total liabilities and equity	$2,112,165	$2,241,182

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Asset-based	$738,228	$709,376	$540,947
Subscription-based	477,844	453,989	426,507
Total recurring revenues	1,216,072	1,163,365	967,454
Professional services and other revenues	23,712	23,152	30,776
Total revenues	1,239,784	1,186,517	998,230

Operating expenses:
Cost of revenues	468,460	423,723	305,929
Compensation and benefits	490,725	432,829	398,970
General and administration	216,075	171,657	160,229
Depreciation and amortization	130,548	117,767	113,661
Total operating expenses	1,305,808	1,145,976	978,789

Income (loss) from operations	(66,024)	40,541	19,441

Other income (expense):
Interest income	4,184	827	1,112
Interest expense	(16,843)	(16,931)	(31,504)
Other income (expense), net	264	(4,076)	2,906
Total other expense, net	(12,395)	(20,180)	(27,486)

Income (loss) before income tax provision (benefit)	(78,419)	20,361	(8,045)

Income tax provision (benefit)	7,061	7,667	(5,401)

Net income (loss)	(85,480)	12,694	(2,644)
Add: Net (income) loss attributable to non-controlling interest	4,541	602	(466)
Net income (loss) attributable to Envestnet, Inc.	$(80,939)	$13,296	$(3,110)

Net income (loss) per share attributable to Envestnet, Inc.:
Basic	$(1.47)	$0.24	$(0.06)

Diluted	$(1.59)	$0.24	$(0.06)

Weighted average common shares outstanding:
Basic	55,199,482	54,470,975	53,589,232

Diluted	56,842,125	55,384,096	53,589,232

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to Envestnet, Inc.	$(80,939)	$13,296	$(3,110)
Other comprehensive income (loss), net of taxes:
Foreign currency translation gains (losses), net	(6,690)	(1,501)	1,351
Comprehensive income (loss) attributable to Envestnet, Inc.	$(87,629)	$11,795	$(1,759)

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

-continued-

Envestnet, Inc.
Consolidated Statements of Stockholders’ Equity (continued)
(in thousands, except share information)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2021	68,879,152	344	(14,086,064)	(134,996)	1,131,628	(1,899)	(37,988)	2,453	959,542
Exercise of stock options	82,802	—	—	—	2,620	—	—	—	2,620
Issuance of common stock - vesting of restricted stock units	1,063,779	6	—	—	—	—	—	—	6
Stock-based compensation expense	—	—	—	—	79,581	—	—	—	79,581
Shares withheld to satisfy tax withholdings	—	—	(356,201)	(23,516)	—	—	—	—	(23,516)
Share repurchases	—	—	(1,569,642)	(95,039)	—	—	—	—	(95,039)
Capital contribution - non-controlling interest	—	—	—	—	1,288	—	—	14,749	16,037
Foreign currency translation loss, net of taxes	—	—	—	—	—	(6,690)	—	—	(6,690)
Capped call transactions	—	—	—	—	(79,585)	—	—	—	(79,585)
Other	—	—	—	—	(248)	—	—	376	128
Net loss	—	—	—	—	—	—	(80,939)	(4,541)	(85,480)
Balance, December 31, 2022	70,025,733	$350	(16,011,907)	$(253,551)	$1,135,284	$(8,589)	$(118,927)	$13,037	$767,604

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$(85,480)	$12,694	$(2,644)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	130,548	117,767	113,661
Provision for doubtful accounts	511	1,598	2,817
Deferred income taxes	(3,490)	(320)	(1,884)
Release of uncertain tax positions	—	—	(7,101)
Non-cash compensation expense	80,333	68,020	59,637
Non-cash interest expense	7,445	5,799	18,515
Loss on extinguishment of Convertible Notes due 2023	13,421	—	—
Gain on extinguishment of Convertible Notes due 2025	(15,089)	—	—
Accretion on contingent consideration and purchase liability	—	730	1,688
Payments of contingent consideration	—	(2,360)	—
Fair market value adjustment to contingent consideration liability	—	(1,067)	(3,105)
Gain on settlement of liability	—	(1,206)	—
Loss allocations from equity method investments	8,874	7,093	5,399
Gain on equity method investments	(9,517)	—	(4,230)
Loss on property and equipment disposals	5,097	—	—
Lease related impairments, including right-of-use assets	15,750	1,537	2,661
Other	355	(293)	(729)
Changes in operating assets and liabilities, net of acquisitions:
Fees receivable, net	(5,031)	(16,731)	(15,055)
Prepaid expenses and other current assets	2,864	399	(9,666)
Other non-current assets	(4,992)	2,741	(1,963)
Accrued expenses and other liabilities	(24,711)	53,265	22,109
Accounts payable	(3,724)	1,290	(187)
Deferred revenue	(305)	(2,080)	(4,125)
Other non-current liabilities	4,178	1,701	(5,962)
Net cash provided by operating activities	117,037	250,577	169,836

INVESTING ACTIVITIES:
Purchases of property and equipment	(16,172)	(23,731)	(12,088)
Capitalization of internally developed software	(89,153)	(65,170)	(54,908)
Investments in private companies	(16,351)	(25,926)	(15,640)
Acquisitions of businesses, net of cash acquired	(104,100)	(32,794)	(20,257)
Acquisition of proprietary technology	(15,000)	(25,517)	—
Advance for technology solutions	(4,000)	(3,000)	—
Issuance of notes receivable to equity method investees	(6,350)	—	—
Other	—	—	2,897
Net cash used in investing activities	(251,126)	(176,138)	(99,996)
-continued-

Envestnet, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Notes due 2027	575,000	—	—
Convertible Notes due 2027 issuance costs	(16,323)	—	—
Repurchase of Convertible Notes due 2023	(312,422)	—	—
Repurchase of Convertible Notes due 2025	(181,772)	—	—
Proceeds from issuance of Convertible Notes due 2025	—	—	517,500
Convertible Notes due 2025 issuance costs	—	—	(14,540)
Proceeds from borrowings on revolving credit facility	—	—	45,000
Payments on revolving credit facility	—	—	(305,000)
Capital contributions - non-controlling shareholders	16,037	3,201	606
Payments of deferred consideration on prior acquisitions	—	—	(1,879)
Payments of contingent consideration	(743)	(9,276)	—
Purchase of capped calls	(79,585)	—	—
Proceeds from exercise of stock options	2,620	2,090	10,760
Taxes paid in lieu of shares issued for stock-based compensation	(23,516)	(20,529)	(19,501)
Share repurchases	(85,750)	(4,001)	—
Finance lease payments	(18,682)	—	—
Other	(1,866)	(655)	4
Net cash provided by (used in) financing activities	(127,002)	(29,170)	232,950

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,164)	(555)	(831)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(267,255)	44,714	301,959

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (See Note 2)	429,428	384,714	82,755

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (See Note 2)	$162,173	$429,428	$384,714

Supplemental disclosure of cash flow information - net cash paid during the period for income taxes	$12,120	$7,920	$8,304
Supplemental disclosure of cash flow information - cash paid during the period for interest	11,046	11,132	12,990
Supplemental disclosure of non-cash operating, investing and financing activities:
Common stock issued to settle purchase liability	—	4,068	126
Contingent consideration issued in acquisition of businesses	—	—	5,239
Internally developed software costs included in accrued expenses and other liabilities	—	591	—
Leasehold improvements funded by lease incentive	—	164	1,806
Membership interest liabilities included in other non-current liabilities	752	496	3,345
Purchase liabilities included in accrued expenses and other liabilities	—	2,951	632
Purchase of fixed assets included in accounts payable and accrued expenses and other liabilities	4,206	1,328	1,841
Property and equipment acquired through financing leases	18,682	—	—
Transfer of non-controlling units	—	—	771
Treasury stock purchases included in accrued expenses and other liabilities	9,289	—	—
Right-of-use assets obtained in exchange for lease liabilities, net	13,211	4,596	39,370
Conversion of equity method investee loan to shares	2,623	—	—
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
Envestnet Wealth Solutions serves its clients principally through the following product and service suites:
•Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to the creation of a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to nearly 23,000 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics and digital advice capabilities to customers.
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
•Envestnet | Retirement Solutions (“ERS & 401kplans.com”) offers a comprehensive suite of services for advisor-sold retirement plans. Our retirement solutions address the regulatory, data, and investment needs of retirement plans and delivers the information holistically. 401kplans.com is a digital 401(k) retirement plan marketplace that streamlines retirement plan distribution and due diligence among financial advisors and third-party administrators. With Envestnet's retirement solutions marketplace, advisors can employ Envestnet's outsourced fiduciary services for investment selection and monitoring in retirement plan portfolios and can access essential information to make investment recommendations and understand the impact of fund changes to the total cost of their plans.
•Envestnet | PMC®, or Portfolio Management Consultants (“PMC”) provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include over 5,000 vetted third-party managed account products, multi-manager portfolios, and fund strategist portfolios, as well as over 950 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.
•Envestnet | Redi2 (“Redi2”) offers revenue management and hosted fee-billing solutions in the global financial services industry. Redi2's platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance. Redi2 solutions caters to different segments of the market with three different product lines: Revenue Manager which provides client revenue accounting and billing services for asset managers; Wealth Manager which delivers multi-party billing and payouts for broker-dealers and turnkey asset management programs and BillFin™ which offers advisory billing and invoicing for financial advisors.
•Envestnet Data & Analytics – a leading data aggregation, data intelligence, and experiences platform. Envestnet Data & Analytics enables consumers to aggregate financial accounts within client applications and provides to clients the functionality to gather, refine, and aggregate massive sets of consumer permissioned data for use in financial applications, reports, market research analysis, and application programming interfaces (“APIs”).

Envestnet, Inc.
Notes to Consolidated Financial Statements

Envestnet operates six RIAs registered with the U.S. Securities and Exchange Commission ("SEC").
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
Management Estimates—Management has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, right-of-use assets, performance shares issued, contingent consideration, realization of deferred tax assets, uncertain tax positions, sales tax liabilities, operating lease liabilities, fair value of the liability portion of the convertible debt, commitments and contingencies and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The platform services are substantially the same over each quarter and performed in a similar manner over the contract period, and are considered stand-ready promises. The platform services that are delivered to the customer over the quarter are considered distinct, as the customer benefits distinctly from each increment of our services and each quarter is separately identified in the contract, and are considered to be a single performance obligation.

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

Generally, the subscription services are substantially the same over each quarter and performed in a similar manner over the contract period, and are considered stand-ready promises. Quarterly subscription services are considered distinct as the customer can benefit from each increment of services on its own and each quarter is separately identified in the contract, and services are considered to be a single performance obligation.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Other revenues primarily include revenue related to the Advisor Summit. Other revenues are recognized when the events are held. Other revenues are not significant.

The majority of the Company's professional services and other contracts contain one performance obligation. Professional services and other revenues are recognized in both the Envestnet Wealth Solutions and Envestnet Data & Analytics segments.

Arrangements with Multiple Performance Obligations—Certain of the Company’s contracts with customers contain multiple performance obligations, such as platform services performance obligation and professional services performance obligation. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Standalone selling prices of services are estimated based on observable transactions when these services are sold on a standalone basis or based on expected cost plus margin.

Remaining Performance Obligations—Remaining performance obligations represent the transaction price allocated to unsatisfied or partially satisfied performance obligations. The disclosure includes estimates of variable consideration. The Company applies the practical expedients and exemption not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed; and (iii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

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

Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fees receivable. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including historical loss experience and current economic conditions. As of December 31, 2022 and 2021, the Company’s allowance for doubtful accounts was $2.6 million and $3.9 million, respectively.
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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Restricted Cash—The following table reconciles cash, cash equivalents and restricted cash from the consolidated balance sheets to amounts reported in the consolidated statements of cash flows:

	December 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents	$162,173	$429,279	$384,565
Restricted cash included in prepaid expenses and other current assets	—	149	—
Restricted cash included in other non-current assets	—	—	149
Total cash, cash equivalents and restricted cash	$162,173	$429,428	$384,714

Investments—The Company has investments in private companies for which it has significant influence that are recorded using the equity method of accounting. The Company uses the equity method of accounting because of its less than 50% ownership and lack of control in these companies. These investments are included in other non-current assets on the consolidated balance sheets. The Company records the portion of its earnings or losses in these privately held companies’ net income or loss on a one quarter lag from the actual results of operations as a component of other income (expense), net on the consolidated statements of operations.
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

When a review of an investee’s operations indicates that there is a decline in its value and it has been determined that this decline is other than temporary, the Company assesses the investment for impairment. Impaired investments are written down to estimated fair value. Fair value is estimated using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and analyzing estimated discounted future cash flows. There were no impairments of investments for the years ended December 31, 2022, 2021 and 2020.

For investments where the Company owns equity interests in privately held companies though does not have significant influence and there is no readily determinable fair value, it accounts for the investment under the measurement alternative at cost minus impairment, if any, plus or minus fair value changes when there are observable price changes.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method based on estimated useful lives of the depreciable assets. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful lives or the remaining lease term, whichever is shorter. Improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Assets are reviewed for recoverability whenever events or circumstances indicate the carrying value may not be recoverable. There were $5.1 million of impairments of property and equipment for the year ended December 31, 2022. There were immaterial impairments of property and equipment for the years ended December 31, 2021 and 2020.

Internally Developed Software for Internal Use—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were immaterial impairments of internally developed software for internal use for the years ended December 31, 2022, 2021 and 2020.

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
The Company performs the annual impairment analysis on October 31 in order to provide management time to complete the analysis prior to year-end. Prior to performing the quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges have been recorded for the years ended December 31, 2022, 2021 and 2020.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the years ended December 31, 2022, 2021 and 2020.
Leases—The Company accounts for its leases in accordance with FASB Topic 842 - Leases (“ASC 842”) and has elected the available package of practical expedients as well as elected to apply the short-term lease exemption to all of its classes of underlying assets.
At inception, the Company determines if an arrangement is a lease. Operating leases are included in operating right-of-use ("ROU") assets, current operating lease liabilities and non-current operating lease liabilities in the Company's consolidated balance sheets. Finance leases are included in property and equipment, net in the Company's consolidated balance sheets.
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
Business Combinations—The Company accounts for business combinations under the acquisition method. The cost of an acquired company is assigned to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when market values are not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Transaction costs associated with business combinations are expensed as incurred. The Company determines the fair value of contingent consideration payable on the acquisition date using a discounted cash flow approach utilizing an appropriate discount rate. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to fair market value adjustment to contingent consideration in the Company’s consolidated statements of operations. Changes in the fair value of the contingent consideration payable can result from adjustments to the estimated revenue forecasts included in the contingent consideration calculations.
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
Convertible Notes—In May 2018, the Company issued $345.0 million of 1.75% Convertible Notes due June 2023. In August 2020, the Company issued $517.5 million of 0.75% Convertible Notes due August 2025. In November 2022, the Company issued $575.0 million of 2.625% Convertible Notes due November 2027. The Company used a portion of the proceeds from the Convertible Notes due 2027 and available cash to repurchase $300.0 million aggregate principal amount of the outstanding Convertible Notes due 2023 and $200.0 million aggregate principal amount of the outstanding Convertible Notes due 2025 in November 2022. Collectively the “Convertible Notes” are accounted for in accordance with FASB Topic 470 - Debt ("ASC 470"). The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as a derivative under GAAP. Upon adoption of ASU 2020-06, the Company accounts for the Convertible Notes as a single liability measured at amortized cost.
Capped Call Transactions—In November 2022, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions initially cover the number of shares of Envestnet’s common stock underlying the Convertible Notes due 2027, subject to customary anti-dilution adjustments. The Capped Call Transactions are net purchased call options on Envestnet’s common stock.
The Capped Call Transactions are separate transactions entered into by the Company with each of the Capped Call Counterparties, are not part of the terms of the Convertible Notes due 2027, and do not affect any holder’s rights under the Convertible Notes due 2027. Holders of the Convertible Notes due 2027 do not have any rights with respect to the Capped Call Transactions.

As the Capped Call Transactions are legally detachable and separately exercisable from the Convertible Notes due 2027, they were evaluated as freestanding instruments under FASB Topic 480 - Distinguishing Liabilities from Equity. The Company concluded that the Capped Call Transactions meet the scope exceptions for derivative instruments under FASB Topic 815 - Derivatives and Hedging. As such, the Capped Call Transactions meet the criteria for classification in equity and are included as a reduction to additional paid-in capital.

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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements—In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” This update simplifies the accounting for certain convertible instruments by reducing the number of accounting models available for convertible debt instruments and revises Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. Under the new guidance, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. In addition, the new guidance requires the if-converted method to be applied for all convertible instruments. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2021. Early adoption of the standard is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of the standard requires using either a modified retrospective or a full retrospective approach.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The Company adopted this standard as of January 1, 2021 using the modified retrospective approach. Adoption of this standard resulted in a decrease to accumulated deficit of $28.6 million (net of $0.9 million in taxes), a decrease to paid-in capital of $108.5 million (net of $6.7 million in taxes) and an increase to Convertible Notes of $87.5 million. Interest expense recognized in future periods is expected to be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost, with an expected decrease of approximately $22.1 million in 2021 as a result of the adoption.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations ("ASC 805").” This update amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities in accordance with ASC 606. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2022. Early adoption of the standard is permitted. The amendment is to be applied prospectively to business combinations occurring on or after the effective date of the amendment. The Company has early adopted this standard as of January 1, 2022. Adoption of ASU 2021-08 did not have a material impact on the Company's consolidated financial statements.

3.Acquisitions

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

For the years ended December 31, 2022, 2021 and 2020, acquisition related costs for the Private Technology Company Acquisition were not material and are included in general and administration expenses.

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

For the years ended December 31, 2022, 2021 and 2020, acquisition related costs for the Private Cloud Technology Company Acquisition were not material and are included in general and administration expenses.

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

The Company previously owned approximately 45% of the outstanding units in this private financial technology design company and accounted for it as an equity method investment. Based upon the estimated value of the private financial technology design company of $11.0 million, the Company paid estimated consideration of $5.9 million, net of cash acquired, for the remaining outstanding units. As a result of the acquisition, the Company recognized a gain of $4.2 million in the first quarter of 2020 on the re-measurement to fair value of its previously held interest, which is included in other income (expense), net in the consolidated statements of operations.
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

For the years ended December 31, 2022, 2021 and 2020, acquisition related costs for the Private Financial Technology Design Company Acquisition were not material and are included in general and administration expenses.

The goodwill arising from these 2020 acquisitions represents the expected synergistic benefits of these transactions, primarily related to an increase in future revenues as a result of potential new business and cross selling opportunities, as well as enhancements to our technologies.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

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

In connection with the Harvest Acquisition, the Company paid estimated consideration of $32.8 million (of which approximately $3.0 million was held in escrow for 18 months after the closing date), net of cash acquired, subject to certain post-closing adjustments. The Company funded the acquisition with cash on hand.

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
__________________________________________________________
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

For the years ended December 31, 2022 and 2021, the Company’s acquisition related costs were not material and are included in general and administration expenses.

2022 Acquisitions

Acquisition of 401kplans.com

On May 31, 2022, Envestnet Retirement Solutions, LLC, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding membership interests of 401kplans.com LLC (“401kplans.com”). 401kplans.com has been integrated into the Envestnet Wealth Solutions segment.

401kplans.com provides a digital 401(k) retirement plan marketplace that streamlines retirement plan distribution and due diligence among financial advisors and third-party administrators. The acquisition demonstrates Envestnet's commitment to the retirement plan industry and is expected to create a more seamless experience and enhance productivity for advisors by helping them shop, compare and select the best-fitting 401(k) plan for their clients.

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

The results of 401kplans.com's operations are included in the consolidated statements of operations beginning May 31, 2022 and are not considered material to the Company’s results of operations.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2022, the Company’s acquisition related costs were not material and are included in general and administration expenses.

Acquisition of Truelytics

On July 1, 2022, pursuant to an agreement and plan of merger (the “Merger Agreement”), dated as of May 10, 2022, between, among others, Truelytics, Inc., (“Truelytics”), Yodlee, Inc. and Quadrant Merger Sub Inc., a wholly-owned subsidiary of Envestnet (“Merger Sub”), the Company completed the merger of Truelytics with and into Merger Sub, with Truelytics continuing as the surviving corporation (the “Truelytics Merger”) and a wholly owned subsidiary of Envestnet. Truelytics has been integrated into the Envestnet Data & Analytics segment.

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

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate
	(in thousands)
Tangible net assets acquired, net of acquired cash	$532	$(22)	$510
Identifiable intangible assets	4,000	—	4,000
Goodwill	16,195	22	16,217
Total net assets acquired	$20,727	$—	$20,727

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

The results of Truelytics' operations are included in the consolidated statements of operations beginning July 1, 2022 and are not considered material to the Company’s results of operations.

For the year ended December 31, 2022, the Company’s acquisition related costs were not material and are included in general and administration expenses.

Acquisition of Redi2

On July 1, 2022, pursuant to a stock purchase agreement, dated as of June 24, 2022, between Envestnet and Redi2 Technologies Inc., (“Redi2”), Envestnet completed the acquisition of all of the issued and outstanding shares of Redi2. Redi2 provides revenue management and hosted fee-billing solutions. Its platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance. Redi2 has been integrated into the Envestnet Wealth Solutions segment.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

In connection with the Redi2 acquisition, the Company paid estimated consideration as follows:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate
	(in thousands)
Cash consideration, net	$69,406	$—	$69,406
Estimated working capital adjustment	(1,465)	932	(533)
Total	$67,941	$932	$68,873

The Company funded the Redi2 acquisition with available cash resources. In addition, certain executives may earn up to $20.0 million in performance bonuses based upon the achievement of certain target financial and non-financial metrics. These performance bonuses will be recognized as compensation and benefits expense in the consolidated statement of operations. The performance bonuses recognized during the year ended December 31, 2022 were immaterial.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate
	(in thousands)
Total current assets	$1,985	$—	$1,985
Other non-current assets	3,349	(28)	3,321
Identifiable intangible assets	26,500	—	26,500
Goodwill	44,236	2,231	46,467
Total assets acquired	76,070	2,203	78,273
Accounts payable and accrued expenses	(1,157)	(1,271)	(2,428)
Operating lease liabilities	(2,201)	—	(2,201)
Deferred revenue	(4,771)	—	(4,771)
Total liabilities assumed	(8,129)	(1,271)	(9,400)
Total net assets acquired, net of cash received	$67,941	$932	$68,873

The goodwill arising from the acquisition represents the expected benefits of the transaction, primarily related to the enhancement of the Company's existing technologies and increase in future revenues as a result of potential cross selling opportunities. Estimated goodwill of $40.7 million is deductible for income tax purposes.

A summary of estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

	Preliminary Estimate (in thousands)	Estimated Useful Life	Amortization Method
Customer lists	$14,000	14-16 years	Accelerated
Proprietary technologies	9,500	6 years	Straight-line
Trade names	3,000	6-7 years	Straight-line
Total intangible assets acquired	$26,500

The estimated fair values of certain of the assets acquired and liabilities assumed are provisional and based on information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation procedures that are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, though is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected herein are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets acquired, liabilities assumed, identifiable intangible assets and goodwill balances and complete the acquisition accounting as soon as reasonably practicable though no later than July 1, 2023.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The results of operations of Redi2 are included in the consolidated statements of operations beginning July 1, 2022 and are not considered material to the Company’s results of operations.

For the year ended December 31, 2022, the Company’s acquisition related costs totaled $1.5 million and are included in general and administration expenses.

Pro Forma Financial Information

The results of the Company's acquisitions since January 1, 2020 were not considered material to the Company's results of operations, therefore, pro forma information is not presented.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Prepaid technology	$16,649	$15,415
Non-income tax receivables	5,488	7,013
Prepaid insurance	2,881	2,234
Income tax prepayments and receivables	2,515	1,310
Escrow for acquisition	545	2,951
Other	13,285	13,783
Total prepaid expenses and other current assets	$41,363	$42,706

5.Property and Equipment, Net

Property and equipment, net consisted of the following:

		December 31,
	Estimated Useful Life	2022	2021
		(in thousands)
Cost:
Computer equipment and software	3 years	$66,639	$72,289
Leasehold improvements	Shorter of the lease term or useful life of the asset	36,158	43,544
Leased data servers	3 years	19,273	590
Office furniture and fixtures	3-7 years	10,796	12,214
Office equipment and other	3-5 years	11,563	7,973
Building and building improvements	7-39 years	2,729	2,729
Land	Not applicable	940	940
		148,098	140,279
Less: accumulated depreciation and amortization		(85,655)	(90,064)
Total property and equipment, net		$62,443	$50,215

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2022, the Company entered into an arrangement with a third party cloud service provider for the use of dedicated servers to migrate its infrastructure to the cloud. As the terms of the arrangement convey a finance lease under ASC 842, the Company accounts for those dedicated servers as leased assets when the lease term commences. The leased dedicated servers are presented as a component of property and equipment, net in the consolidated balance sheets as of December 31, 2022. To take advantage of the favorable savings programs offered by the cloud service provider, the Company prepaid the lease payments and therefore does not have a lease liability recorded for the leased assets. Amortization of the right-of-use assets totaled $4.9 million for the year ended December 31, 2022. Finance lease activity as of and for the year ended December 31, 2021 was not material.

During the year ended December 31, 2022 and 2021, the Company retired property and equipment that was no longer in service for the Envestnet Wealth Solutions segment with an historical cost of $20.0 million and $12.7 million, respectively. During the year ended December 31, 2022 and 2021, the Company retired property and equipment that was no longer in service for the Envestnet Data & Analytics segment with an historical cost of $10.4 million and $2.4 million, respectively.

The following table presents the cost amounts and related accumulated depreciation written off by category:

	Year Ended December 31, 2022		Year Ended December 31, 2021
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	(in thousands)
Computer equipment and software	$15,887	$(14,947)	$10,936	$(10,838)
Leasehold improvements	2,442	(1,209)	197	(178)
Office furniture and fixtures	660	(418)	1,702	(1,646)
Office equipment and other	11,467	(8,785)	2,227	(1,915)
Total property and equipment retirements	$30,456	$(25,359)	$15,062	$(14,577)

Depreciation and amortization expense was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Depreciation and amortization expense	$21,688	$20,577	$21,432

6.Internally Developed Software, Net

Internally developed software, net consisted of the following:

		December 31,
	Estimated Useful Life	2022	2021
		(in thousands)
Internally developed software	5 years	$313,200	$225,380
Less: accumulated amortization		(128,642)	(91,721)
Internally developed software, net		$184,558	$133,659

Amortization expense was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Amortization expense	$36,959	$28,603	$18,670

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

7.Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total
	(in thousands)
Balance at December 31, 2020	$603,350	$303,423	$906,773
Harvest acquisition	18,526	—	18,526
Foreign currency translation	—	(145)	(145)
Balance at December 31, 2021	621,876	303,278	925,154
401kplans.com acquisition	11,396	—	11,396
Truelytics acquisition	—	16,217	16,217
Redi2 acquisition	46,467	—	46,467
Foreign currency translation	—	(820)	(820)
Balance at December 31, 2022	$679,739	$318,675	$998,414

Procurement of Technology Solutions

On June 21, 2021, the Company entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $18.0 million, including an advance of $3.0 million. The Company closed the transaction and paid the remaining $15.0 million in February 2022. This proprietary technology asset has been integrated into the Envestnet Data & Analytics segment and is being amortized over an estimated useful life of five years. In addition, the agreement included an earn-out payment of $10.0 million based upon the achievement of certain target metrics within five years after the date of the Company’s launch of the technology solutions. The parties have agreed to renegotiate the terms of the earn-out payment.

Intangible assets, net consisted of the following:

	December 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)
Customer lists	$604,080	$(285,288)	$318,792	$590,080	$(241,189)	$348,891
Proprietary technologies	113,224	(59,401)	53,823	85,324	(43,004)	42,320
Trade names	15,700	(8,320)	7,380	33,700	(24,515)	9,185
Total intangible assets	$733,004	$(353,009)	$379,995	$709,104	$(308,708)	$400,396

During 2022, the Company had no retirements of intangible assets for the Envestnet Wealth Solutions segment. During 2021, the Company retired fully amortized intangible assets for the Envestnet Wealth Solutions segment with an historical cost of $5.0 million, including proprietary technologies and customer lists. During 2022, the Company had $27.6 million retirements of fully amortized intangible assets, including trade names and proprietary technologies for the Envestnet Data & Analytics segment. During 2021, the Company had no retirements of intangible assets for the Envestnet Data & Analytics segment.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Amortization expense was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Amortization expense	$71,901	$68,587	$73,559

Future amortization expense of the Company's intangible assets as of December 31, 2022, is expected to be as follows:

Amortization Expense
(in thousands)
Years ending December 31:
2023	$60,087
2024	53,240
2025	49,900
2026	41,997
2027	33,432
Thereafter	141,339
Total	$379,995

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

As of December 31, 2022, the Company’s ownership interests in these companies ranged from approximately 3% to 48%. As of December 31, 2021, the Company’s ownership interests in these companies ranged from approximately 4% to 47%. As of December 31, 2022 and December 31, 2021, the carrying value of the Company’s equity method investments was $37.4 million and $18.6 million, respectively, which are included in other non-current assets in the consolidated balance sheets. As of December 31, 2022, the Company has committed $12.5 million in future funding to certain of these equity method investees.

Summarized combined financial information for these investments is as follows (amounts represent 100% of investee financial information, except Envestnet’s proportional share of losses):

	December 31,
Balance Sheets	2022	2021
	(in thousands)
Current assets	$42,059	$40,333
Non-current assets	50,703	33,529
Current liabilities	17,647	20,018
Non-current liabilities	9,437	1,583

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
Statements of Operations	2022	2021	2020
	(in thousands)
Revenues	$79,062	$65,085	$35,603
Loss from operations	(8,896)	(149)	(4,758)
Net loss	(7,124)	(134)	(5,062)
Envestnet’s proportional share of gains (losses) (1)	643	(7,093)	(5,399)
__________________________________________________________
(1) The year ended December 31, 2022 includes a $9.5 million dilution gain on equity method investee share issuance.

Envestnet's proportional share of gains (losses) from the Company’s equity method investments are included in other income (expense), net in the consolidated statements of operations.

Equity Method Investments

The Company has an approximate 3.51% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenues from the private services company totaled $16.0 million, $16.4 million and $11.5 million in the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the Company had recorded a net receivable of $2.0 million and $3.0 million, respectively, from the private services company. During the fourth quarter of 2022, the Company recognized a $2.6 million dilution gain on this investment.

During the first quarter of 2022, the Company funded a $2.5 million convertible loan to a privately held company that is accounted for under the equity method. During the second quarter of 2022, this privately held company raised additional preferred equity which reduced the Company's ownership to 41.0% and the Company's convertible loan was converted. As a result of this transaction, the Company recorded a $6.9 million dilution gain during the second quarter of 2022, which is included in other income (expense), net in the consolidated statements of operations. During the third quarter of 2022, the Company acquired additional membership units in this privately held company for $8.4 million which increased its ownership interest to 48.0%. The Company uses the equity method of accounting to record its portion of this privately held company's net income or loss on a one quarter lag from the actual results of operations. After this unit purchase, the Company's investment in this privately held company exceeded its proportionate share of its net assets by approximately $7.8 million, which represents amortizable intangible assets. The Company will recognize amortization of this basis difference prospectively over a period of 5 years. This amortization will be included within Envestnet's proportional share of income (loss) in other income (expense), net in the consolidated statements of operations.

During the second quarter of 2022, the Company acquired an approximate 25.0% interest in a privately held company for cash consideration of $5.0 million. Subject to the occurrence of certain conditions, the Company agreed to invest up to an additional $10.0 million for additional units in the future. The Company uses the equity method of accounting to record its portion of this privately held company's net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting because of its less than 50% ownership interest and lack of control and does not otherwise exercise control over the significant economic and operating decisions of the privately held company.

Other Equity Investments

The Company owns equity interests in various privately held companies for which it does not have significant influence, there is no readily determinable fair value, and its investment qualifies for recognition under the measurement alternative at cost minus impairment, if any, plus or minus fair value changes when there are observable price changes.

As of December 31, 2022 and December 31, 2021, the carrying value of these other equity investments was $22.1 million and $18.7 million, respectively, which are included in other non-current assets in the consolidated balance sheets. There have been no impairments or downward adjustments due to observable transactions recognized for these investments as of December 31, 2022 and 2021. Fair value adjustments, resulting from observable price changes, of $0.4 million and $0.8 million were recognized during the years ended December 31, 2022 and 2021, respectively.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

9.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued investment manager fees	$93,788	$95,858
Accrued compensation and related taxes	77,939	97,523
Accrued professional services	10,762	7,746
Accrued treasury stock purchases	9,289	—
Accrued technology	6,393	8,951
Non-income tax payables	2,548	4,907
Other accrued expenses	15,813	10,174
Total accrued expenses and other liabilities	$216,532	$225,159

Entry into Outsourcing Arrangement and Organizational Realignment

In the fourth quarter of 2022, the Company entered into an outsourcing arrangement with Tata Consultancy Services (“TCS”) to increase operational scale and business agility. Under this agreement, the Company will outsource certain administrative and operational services of the Envestnet Data & Analytics segment located in Bangalore, India. In connection with this agreement, the Company closed its Bangalore office. The agreement became effective in October 2022 and will continue for a period of ten years. In certain circumstances, the Company may terminate certain portions of the agreement, and in doing so, the agreement requires the Company to pay significant termination fees. Additionally, as part of an organizational realignment in the fourth quarter of 2022, the Company entered into separation agreements with a number of employees. This realignment will allow Envestnet to operate more efficiently and prioritize activities and services that will benefit its clients and the future of its business.

In connection with the outsourcing arrangement with TCS and the 2022 organizational realignment, the Company recognized approximately $18.7 million of severance expense in the fourth quarter of 2022. As of December 31, 2022 the Company has accrued approximately $9.0 million in accrued compensation and related taxes. Additionally, as a result of the outsourcing arrangement and related office closure, the Company recognized office closure and other related expenses totaling $0.9 million during the year ended December 31, 2022.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

10.Debt

The Company’s outstanding debt obligations as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(in thousands)
Revolving credit facility balance	$—	$—

Convertible Notes due 2023	$45,000	$345,000
Unamortized issuance costs on Convertible Notes due 2023	(114)	(2,979)
Convertible Notes due 2023 carrying value	$44,886	$342,021

Convertible Notes due 2025	$317,500	$517,500
Unamortized issuance costs on Convertible Notes due 2025	(4,765)	(10,659)
Convertible Notes due 2025 carrying value	$312,735	$506,841

Convertible Notes due 2027	$575,000	$—
Unamortized issuance costs on Convertible Notes due 2027	(15,966)	—
Convertible Notes due 2027 carrying value	$559,034	$—

Credit Agreement

On February 4, 2022, the the Company entered into a Third Amended and Restated Credit Agreement (the "Third Credit Agreement") with a group of banks (the “Banks”), for which Bank of Montreal is acting as administrative agent. The Third Credit Agreement amended and restated, in its entirety, the Company's prior credit agreement. In connection with entering into the Third Credit Agreement, the Company capitalized an additional $1.9 million of deferred financing charges to Other non-current assets on the consolidated balance sheets and wrote off $0.6 million of pre-existing finance charges to other expense, net on the consolidated statements of operations.

Pursuant to the Third Credit Agreement, the Banks have agreed to provide the Company with a revolving credit facility of $500.0 million (the “Revolving Credit Facility”). The Third Credit Agreement also includes a $20.0 million sub-facility for the issuances of letters of credit. As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under the Revolving Credit Facility.

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

As of December 31, 2022, debt issuance costs related to the Third Credit Agreement of $0.7 million and $2.2 million are presented in prepaid expenses and other non-current assets in the consolidated balance sheets, respectively.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The Third Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum total leverage ratio, a minimum interest coverage ratio and a minimum liquidity covenant. The Company was in compliance with these financial covenants as of December 31, 2022. On November 14, 2022, the Company entered into a First Amendment to the Third Credit Agreement, which amended certain provisions under the Third Credit Agreement, including elimination of required testing of the liquidity covenant beginning March 31, 2023. The borrowing base and rate were not amended by this First Amendment to the Third Credit Agreement.

As of December 31, 2022, the Company had all $500.0 million available to borrow under the Revolving Credit Facility, subject to covenant compliance.

Convertible Notes due 2023

In May 2018, the Company issued $345.0 million of convertible notes maturing June 1, 2023 (the “Convertible Notes due 2023”). Net proceeds from the offering were $335.0 million. The Convertible Notes due 2023 bear interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year.

The Convertible Notes due 2023 are general unsecured senior obligations, subordinated in right of payment to the Company’s obligations under its Credit Agreement. The Convertible Notes due 2023 rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and will be senior in right of payment to any of the Company’s future subordinated obligations. The Convertible Notes due 2023 will be structurally subordinated to the indebtedness and other liabilities of any of the Company’s subsidiaries, other than its wholly owned subsidiary, Envestnet Asset Management, Inc., which will fully and unconditionally guarantee the notes on an unsecured basis, and other than to the extent the Convertible Notes due 2023 are guaranteed in the future by any of our other subsidiaries as described in the indenture and will be effectively subordinated to and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Upon the occurrence of a “fundamental change”, as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Convertible Notes due 2023 for cash at 100% of the principal amount of the Convertible Notes due 2023 being purchased, plus any accrued and unpaid interest.

The Company may redeem for cash all or any portion of the notes, at the Company's option, on or after June 5, 2021 if the last reported sale price of Envestnet’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, consecutive or non-consecutive, within a 30 consecutive trading day period ending on, and including, any of the five trading days immediately preceding the date on which the Company provides notice of redemption.

The Convertible Notes due 2023 are convertible into shares of Envestnet’s common stock under certain circumstances prior to maturity at an initial conversion rate of 14.6381 shares per one thousand principal amount of the Convertible Notes due 2023, which represents a conversion price of $68.31 per share, subject to adjustment under certain conditions. The initial conversion rate is subject to adjustment upon a "fundamental change", as defined in the indenture, if the Company calls all or any portion of the notes for optional redemption, or subject to anti-dilution provisions provided in the indenture. On or after December 15, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.

Upon conversion, the Company may pay cash, shares of Envestnet’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Upon the adoption of ASU 2020-06 on January 1, 2021, the equity component is no longer separated from the host contract and is now accounted for as a single liability measured at amortized cost within long-term debt in the consolidated balance sheets. Accordingly, no future accretion of the original issue discount necessary. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.0 million, $0.0 million and $9.4 million, respectively, in accretion related to the discount.

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

In November 2022, the Company repurchased $300.0 million aggregate principal of the outstanding Convertible Notes due 2023 for cash consideration of approximately $312.4 million and recognized a loss on extinguishment of approximately $13.4 million recognized in interest expense on the consolidated statements of operations. As of December 31, 2022, aggregate principal of $45.0 million less unamortized debt issuance costs of $0.1 million remain outstanding after this repurchase which may result in approximately 0.7 million shares issuable upon conversion, subject to adjustment under certain conditions.

Convertible Notes due 2025

In August 2020, the Company issued $517.5 million of convertible notes that mature on August 15, 2025 (the “Convertible Notes due 2025”). Net proceeds from the offering were $503.0 million. The Convertible Notes due 2025 bear interest at a rate of 0.75% per annum payable semiannually in arrears in cash on February 15 and August 15 of each year.

The Convertible Notes due 2025 are general unsecured senior obligations, subordinated in right of payment to the Company’s obligations under its Credit Agreement. The Convertible Notes due 2025 rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and will be senior in right of payment to any of the Company’s future subordinated obligations. The Convertible Notes due 2025 will be structurally subordinated to the indebtedness and other liabilities of any of the Company’s subsidiaries, other than its wholly owned subsidiary, Envestnet Asset Management, Inc., which will fully and unconditionally guarantee the notes on an unsecured basis, and other than to the extent the Convertible Notes due 2025 are guaranteed in the future by any of our other subsidiaries as described in the indenture and will be effectively subordinated to and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Upon the occurrence of a “fundamental change,” as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Convertible Notes due 2025 for cash at 100% of the principal amount of the Convertible Notes due 2025 being purchased, plus any accrued and unpaid interest.

The Company may redeem for cash all or any portion of the notes, at the Company's option, on or after August 15, 2023 if the last reported sale price of Envestnet’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, consecutive or non-consecutive, within a 30 consecutive trading day period ending on, and including, any of the five trading days immediately preceding the date on which the Company provides notice of redemption.

The Convertible Notes due 2025 are convertible into shares of Envestnet’s common stock under certain circumstances prior to maturity at a an initial conversion rate of 9.3682 shares per one thousand principal amount of the Convertible Notes due 2025, which represents a conversion price of $106.74 per share, subject to adjustment under certain conditions. The initial conversion rate is subject to adjustment upon a "fundamental change", as defined in the indenture, if the Company calls all or any portion of the notes for optional redemption, or subject to anti-dilution provisions provided in the indenture. Holders may convert their Convertible Notes due 2025 at their option at any time prior to the close of business on the business day immediately preceding February 15, 2025, only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of Envestnet’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Notes in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day is less than 98% of the last reported sale price of Envestnet’s common stock on such date

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

multiplied by the then-current conversion rate; (c) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (d) upon the occurrence of specified corporate events described in the Indenture. On or after February 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.

Upon conversion, the Company may pay cash, shares of Envestnet’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

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

Upon the adoption of ASU 2020-06 on January 1, 2021, the equity component is no longer separated from the host contract and is now accounted for as a single liability measured at amortized cost within long-term debt in the consolidated balance sheets. Accordingly, no future accretion of the original issue discount necessary. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.0 million, $0.0 million and $4.7 million, respectively in accretion related to the discount.

In connection with the issuance of the Convertible Notes due 2025, the Company incurred $14.5 million of issuance costs in 2020, of which $12.6 million was originally allocated to the debt component and presented net in long-term debt and $1.9 million was originally allocated to the equity component and presented within additional paid-in capital in the consolidated balance sheets. Upon the adoption of ASU 2020-06, the costs originally allocated to the equity component are reflected within long-term debt and are being amortized and recorded as additional interest expense over the life of the Convertible Notes due 2025.

In November 2022, the Company repurchased $200.0 million aggregate principal of the outstanding Convertible Notes due 2025 for cash consideration of approximately $181.8 million and recognized a gain on extinguishment of approximately $15.1 million recognized in interest expense on the consolidated statements of operations. As of December 31, 2022, aggregate principal of $317.5 million less unamortized debt issuance costs of $4.8 million remain outstanding after this repurchase which may result in approximately 3.0 million shares issuable upon conversion, subject to adjustment under certain conditions.

Convertible Notes due 2027

In November 2022, the Company issued $575.0 million of Convertible Notes due 2027. Net proceeds from the offering were $558.7 million. The Convertible Notes due 2027 bear interest at a rate of 2.625% per annum payable semiannually in arrears in cash on June 1 and December 1 of each year.

The Convertible Notes due 2027 are general unsecured senior obligations, subordinated in right of payment to the Company’s obligations under its Credit Agreement. The Convertible Notes due 2027 rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and will be senior in right of payment to any of the Company’s future subordinated obligations. The Convertible Notes due 2027 will be structurally subordinated to the indebtedness and other liabilities of any of the Company’s subsidiaries, other than its wholly owned subsidiary, Envestnet Asset Management, Inc., which will fully and unconditionally guarantee the notes on an unsecured basis, and other than to the extent the Convertible Notes due 2027 are guaranteed in the future by any of our other subsidiaries as described in the indenture and will be effectively subordinated to and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Upon the occurrence of a “fundamental change,” as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Convertible Notes due 2027 for cash at 100% of the principal amount of the Convertible Notes due 2027 being purchased, plus any accrued and unpaid interest.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The Company may redeem for cash all or any portion of the notes, at the Company's option, on or after December 5, 2025 if the last reported sale price of Envestnet’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, consecutive or non-consecutive, within a 30 consecutive trading day period ending on, and including, any of the five trading days immediately preceding the date on which the Company provides notice of redemption.

The Convertible Notes due 2027 are convertible into shares of Envestnet’s common stock under certain circumstances prior to maturity at a an initial conversion rate of 13.6304 shares per one thousand principal amount of the Convertible Notes due 2027, which represents a conversion price of $73.37 per share and approximately 7.8 million shares issuable upon conversion, subject to adjustment under certain conditions. The initial conversion rate is subject to adjustment upon a "fundamental change", as defined in the indenture, if the Company calls all or any portion of the notes for optional redemption, or subject to anti-dilution provisions provided in the indenture. Holders may convert their Convertible Notes due 2027 at their option at any time prior to the close of business on the business day immediately preceding June 1, 2027, only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Notes in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day is less than 98% of the last reported sale price of Envestnet’s common stock on such date multiplied by the then-current conversion rate; (c) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (d) upon the occurrence of specified corporate events described in the Indenture. On or after June 1, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.

Upon conversion, the Company may pay cash, shares of Envestnet’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

As of December 31, 2022, the Convertible Notes due 2027 are presented at their gross proceeds of $575.0 million less unamortized debt issuance costs of $16.0 million.

In connection with the issuance of the Convertible Notes due 2027, the Company incurred a total of $16.3 million of issuance costs in 2022, which are being amortized and recorded as additional interest expense over the life of the Convertible Notes due 2027.

See “Note 18—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income per common share.

In connection with the pricing of the Convertible Notes due 2027, the Company entered into privately negotiated Capped Call Transactions for a total cost of approximately $79.6 million. The Capped Call Transactions initially cover the number of shares of our common stock underlying the Convertible Notes due 2027, subject to customary anti-dilution adjustments. The Capped Call Transactions generally are expected to reduce the potential dilutive effect on the common stock upon any conversion of the Convertible Notes due 2027 and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes due 2027, as the case may be, with such reduction and/or offset subject to a cap, subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions allow the Company to purchase shares of our common stock at a strike price equal to the initial conversion price of $73.37 per share and are subject to a cap of $110.74 per share, subject to certain adjustments under the terms of the Capped Call Transactions. The options underlying the Capped Call Transactions can, at the Company’s option, remain outstanding until the maturity date for the Convertible Notes due 2027 of December 1, 2027, even if all or a portion of the Convertible Notes due 2027 are converted, repurchased or redeemed prior to such date.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Interest Expense

Interest expense was comprised of the following and is included in other income (expense), net in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Coupon interest	$10,897	$9,919	$7,442
Amortization of issuance costs (1)	4,678	5,745	3,396
Undrawn and other fees	1,268	1,267	796
Accretion of debt discount	—	—	14,084
Interest on revolving credit facility	—	—	5,786
Total interest expense	$16,843	$16,931	$31,504
__________________________________________________________
(1) For the year ended December 31, 2022, amount includes a net gain on the extinguishment of debt of $1.7 million related to the partial repurchase of Convertible Notes due 2023 and Convertible Notes due 2025.

For the years ended December 31, 2022, 2021 and 2020, total interest expense related to the Convertible Notes due 2023 was $20.7 million, $8.0 million, and $17.1 million, respectively, with coupon interest expense of $5.4 million, $6.0 million, and $6.0 million, and amortization of debt discount, issuance costs of $1.9 million, $2.0 million, and $11.1 million, respectively. For the year ended December 31, 2022, recognized in total interest expense of $20.7 million includes a loss on extinguishment of debt of $13.4 million in connection with the repurchase of $300.0 million in Convertible Notes due 2023. Excluding the impact of the repurchase, the effective interest rate of the Convertible Notes due 2023 was approximately 2.4%, 2.4%, and 6.0% for the years ended December 31, 2022, 2021, and 2020, respectively. The effective interest rate of the Convertible Notes due 2023 is equal to the stated interest rate plus the amortization of the debt issuance costs subsequent to adoption of ASU 2020-06.

For the years ended December 31, 2022, 2021 and 2020, total interest expense related to the Convertible Notes due 2025 was $(8.6) million, $6.8 million, and $6.9 million, respectively, with coupon interest expense of $3.7 million, $3.9 million, and $1.4 million, and amortization of debt discount and issuance costs of $2.8 million, $2.9 million, and $5.5 million, respectively. For the year ended December 31, 2022, recognized in total interest expense of $8.6 million includes a gain on extinguishment of debt of $15.1 million in connection with the repurchase of $200.0 million in Convertible Notes due 2025, Excluding the impact of the repurchase, the effective interest rate of the Convertible Notes due 2025 was approximately 1.3%, 1.3%, and 4.0% for the years ended December 31, 2022, 2021, and 2020, respectively. The effective interest rate of the Convertible Notes due 2025 was equal to the stated interest rate plus the amortization of the debt issuance costs subsequent to adoption of ASU 2020-06.

For the year ended December 31, 2022, total interest expense related to the Convertible Notes due 2027 was $2.2 million with coupon interest expense of $1.8 million and issuance costs of $0.4 million. The effective interest rate of the Convertible Notes due 2027 for the year ended December 31, 2022 was approximately 3.2%. The effective interest rate of the Convertible Notes due 2027 was equal to the stated interest rate plus the amortization of the debt issuance costs.

11.Leases
The Company has operating leases for corporate offices and certain equipment, some of which may include options to extend the leases for up to 7 years, and some of which may include options to terminate the leases within 90 days. Terms of the Company's operating leases may change from time to time. The Company's leases have remaining lease terms of 3 months to 11 years. See "Note 5 - Property and Equipment, net" for further discussion of finance leases.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The following table illustrates information for the Company's operating leases as of and for the year ended December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Total operating lease cost	$15,157	$18,600
Short-term lease cost	12,445	4,940
Weighted average remaining lease term (in years)	9.2	9.8
Weighted average discount rate	5.0%	5.1%
Cash paid for amounts included in the measurement of the operating lease liability	15,748	18,052
The Company did not have significant sublease income or variable lease cost for the years ended December 31, 2022 and 2021.

Future minimum lease payments under non-cancellable leases, as of December 31, 2022, were as follows:

Operating Leases
(in thousands)
Years Ending December 31,
2023	$16,058
2024	17,925
2025	15,372
2026	15,242
2027	15,370
Thereafter	74,709
Total future minimum lease payments	154,676
Less imputed interest	(32,075)
Total operating lease liabilities	$122,601

As a result of office closures in 2022, 2021 and 2020, the Company wrote down operating lease right-of-use assets totaling $13.0 million, $1.5 million and $2.7 million, respectively, as general and administrative expense in the consolidated statements of operations.

As of December 31, 2022, the Company has several operating lease commitments, primarily for our corporate offices, that have not yet commenced. These operating leases are expected to commence before January 2024 with lease terms of up to 10 years.

12.Stockholders’ Equity

In 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. Throughout 2022, we repurchased 1,569,642 shares of the Company's common stock for $95.0 million. Throughout 2021, we repurchased 55,488 shares of the Company's common stock for $4.0 million. As of December 31, 2022, a maximum of 331,260 shares may yet be purchased under this program.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

On December 20, 2018, the Company issued and sold to BlackRock, Inc. (“BlackRock”) warrants to purchase approximately 470,000 common shares at an exercise price of $65.16 per share, subject to customary anti-dilution adjustments. The warrants were exercisable at BlackRock’s option for four years from the date of issuance. The warrants were unexercised upon expiration on December 20, 2022.

In December 2021, the Company issued 78,677 shares of the Company’s common stock for the settlement of liabilities connected with a prior acquisition.

13.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2022 and December 31, 2021, based on the three-tier fair value hierarchy:

	December 31, 2022
	Fair Value	Level I	Level II	Level III
	(in thousands)
Assets:
Money market funds	$2,628	$2,628	$—	$—
Assets to fund deferred compensation liability	10,074	—	—	10,074
Total assets	$12,702	$2,628	$—	$10,074
Liabilities:
Deferred compensation liability	$8,088	$8,088	$—	$—
Total liabilities	$8,088	$8,088	$—	$—

	December 31, 2021
	Fair Value	Level I	Level II	Level III
	(in thousands)
Assets:
Money market funds	$2,684	$2,684	$—	$—
Assets to fund deferred compensation liability	11,140	—	—	11,140
Total assets	$13,824	$2,684	$—	$11,140
Liabilities:
Contingent consideration	$743	$—	$—	$743
Deferred compensation liability	10,418	10,418	—	—
Total liabilities	$11,161	$10,418	$—	$743

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

The table below presents a reconciliation of the Company's contingent consideration liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2021 to December 31, 2022:

Fair Value of Contingent Consideration Liabilities
(in thousands)
Balance at December 31, 2021	$743
Payments of contingent consideration liability	(743)
Balance at December 31, 2022	$—

The table below presents a reconciliation of assets used to fund deferred compensation liability, which was measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2021 to December 31, 2022:

Fair Value of Assets Used to Fund Deferred Compensation Liability
(in thousands)
Balance at December 31, 2021	$11,140
Contributions	649
Fair value adjustments and fees	(1,715)
Balance at December 31, 2022	$10,074

The fair market value of the assets used to fund the Company's deferred compensation liability is based upon the cash surrender value of the Company's life insurance premiums. The value of the assets used to fund the Company's deferred compensation liability, which are included in other non-current assets in the consolidated balance sheets, decreased due to losses on the underlying investment vehicles. These losses are recognized in the Company's earnings and included in general and administration expenses in the consolidated statements of operations.

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances cause the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the year ended December 31, 2022.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Fair Value of Debt Agreements and Other Financial Assets and Liabilities

The Company considered its Convertible Notes due 2023, Convertible Notes due 2025 and Convertible Notes due 2027 to be Level II liabilities as of December 31, 2022 and 2021, and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on the estimated or actual bids and offers in an over-the-counter market on December 31, 2022 and 2021 (See “Note 10—Debt”).

In May 2018, the Company issued $345.0 million of Convertible Notes due 2023. As of December 31, 2022 and 2021, the carrying value of the Convertible Notes due 2023 equaled $44.9 million and $342.0 million, respectively, and represented the aggregate principal amount outstanding less the debt issuance costs. As of December 31, 2022 and 2021, the estimated fair value of the Convertible Notes due 2023 was $46.1 million and $439.9 million, respectively.

In August 2020, the Company issued $517.5 million of Convertible Notes due 2025. As of December 31, 2022 and 2021, the carrying value of the Convertible Notes due 2025 equaled $312.7 million and $506.8 million, and represented the aggregate principal amount outstanding less the debt issuance costs. As of December 31, 2022 and 2021, the estimated fair value of the Convertible Notes due 2025 was $293.7 million and $526.1 million, respectively.

In November 2022, the Company issued $575.0 million of Convertible Notes due 2027. As of December 31, 2022, the carrying value of the Convertible Notes due 2027 equaled $559.0 million and represented the aggregate principal amount outstanding less the debt issuance costs. As of December 31, 2022, the estimated fair value of the Convertible Notes due 2027 was $606.1 million.

As of December 31, 2022 and 2021, no advances were outstanding on the revolving credit facility under the Credit Agreement. The Company considered the revolving credit facility to be a Level I liability as of December 31, 2022 and 2021 (See “Note 10—Debt”).

The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2022 based upon the short-term nature of these assets and liabilities.

14.Revenues and Cost of Revenues

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major source:

	Year Ended December 31, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
	(in thousands)
Revenues:
Asset-based	$738,228	$—	$738,228
Subscription-based	294,997	182,847	477,844
Total recurring revenues	1,033,225	182,847	1,216,072
Professional services and other revenues	16,568	7,144	23,712
Total revenues	$1,049,793	$189,991	$1,239,784

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
	(in thousands)
Revenues:
Asset-based	$709,376	$—	$709,376
Subscription-based	267,720	186,269	453,989
Total recurring revenues	977,096	186,269	1,163,365
Professional services and other revenues	14,070	9,082	23,152
Total revenues	$991,166	$195,351	$1,186,517

	Year Ended December 31, 2020
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
	(in thousands)
Revenues:
Asset-based	$540,947	$—	$540,947
Subscription-based	248,810	177,697	426,507
Total recurring revenues	789,757	177,697	967,454
Professional services and other revenues	16,333	14,443	30,776
Total revenues	$806,090	$192,140	$998,230

One customer accounted for more than 10% of the Company’s total revenues, substantially all of which are included within the Envestnet Wealth Solutions segment:

	Year Ended December 31,
	2022	2021	2020
Fidelity	16%	17%	15%

The following table presents the Company’s revenues disaggregated by geography, based on the billing address of the customer:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
United States	$1,218,254	$1,166,251	$977,047
International (1)	21,530	20,266	21,183
Total revenues	$1,239,784	$1,186,517	$998,230
__________________________________________________________
(1) No foreign country accounted for more than 10% of total revenues.

Remaining Performance Obligations

As of December 31, 2022, the Company's estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $544.6 million. We expect to recognize approximately 43% of this revenue in 2023, approximately 42% throughout 2024 and 2025, with the balance recognized thereafter. These remaining performance obligations are not indicative of revenue for future periods.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Contract Balances

Total deferred revenue increased $4.9 million for the year ended December 31, 2022 and decreased $2.0 million for the year ended December 31, 2021. These fluctuations are primarily due to timing differences related to the satisfaction of outstanding performance obligations and the Company's billing cycles during the years then ended. The majority of the Company's deferred revenue as of December 31, 2022 will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $33.1 million and $33.8 million for the years ended December 31, 2022 and 2021, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $11.0 million and $11.8 million as of December 31, 2022 and 2021, respectively. Amortization expense for the deferred sales incentive compensation was $4.3 million and $4.4 million for the years ended December 31, 2022 and 2021, respectively. Deferred sales incentive compensation is included in other non-current assets on the consolidated balance sheets and amortization expense is included in compensation and benefits expenses on the consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the periods.

Cost of Revenues

The following table summarizes cost of revenues by revenue category:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Asset-based	$430,345	$393,717	$278,569
Subscription-based	30,613	29,445	26,934
Professional services and other	7,502	561	426
Total cost of revenues	$468,460	$423,723	$305,929

15.Stock-Based Compensation

On June 22, 2010, the Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 Plan”), effective upon the closing of the Company’s initial public offering. The 2010 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2010 Plan agreement) and cash incentive awards to employees, consultants and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. As approved by the Company’s shareholders, the 2010 Plan has since been amended whereby the maximum number of shares of common stock that may be delivered under the 2010 Plan is 12,375,000. Stock options and stock appreciation rights are granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant. As of December 31, 2022, the maximum number of options and restricted stock available for future issuance under the Company’s plans is 2,579,021.

As a result of the PIEtech acquisition in 2019, the Company adopted the 2019 Equity Plan in order to make inducement grants to certain PIEtech employees who will join Envestnet | MoneyGuide. Envestnet agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech Acquisition, up to 301,469 shares of Envestnet common stock in the form of RSUs and PSUs pursuant to the 2019 Equity Plan. The RSUs vest over time and the PSUs vest upon the achievement of meeting certain performance conditions as well as a subsequent service condition. The Company is recognizing the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company estimates the expected vesting amount and recognizes compensation expense only for those awards expected to vest. This estimate is reassessed by management each reporting period and may change based upon new facts and circumstances. Changes in assumptions impact the total amount of expense and are recognized over the vesting period.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Stock-based compensation expense under the Company's plans was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Stock-based compensation expense	$79,581	$67,525	$56,292
Tax effect on stock-based compensation expense	(20,293)	(17,219)	(14,354)
Net effect on income	$59,288	$50,306	$41,938

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the years ended December 31, 2022, 2021 and 2020 respectively.

Stock Options

The following weighted average assumptions were used to value options granted during the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Grant date fair value of options	$—	$31.23	$—
Volatility	—%	42.1%	—%
Risk-free interest rate	—%	0.4%	—%
Dividend yield	—%	—%	—%
Expected term (in years)	0.0	6.5	0.0

The following table summarizes option activity under the Company’s plans:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding as of December 31, 2019	1,150,586	$25.66	3.4	$50,590
Exercised	(705,333)	18.83
Forfeited	(7,213)	48.70
Outstanding as of December 31, 2020	438,040	36.28	4.1	20,156
Granted	4,781	74.83
Exercised	(76,303)	27.37
Forfeited	(1,277)	49.02
Outstanding as of December 31, 2021	365,241	38.61	3.3	14,878
Exercised	(82,802)	31.67
Forfeited	(4,904)	72.96
Outstanding as of December 31, 2022	277,535	40.07	2.2	6,005
Options exercisable	277,303	39.69	2.2	6,005

The aggregate intrinsic values in the table below represent the total pre-tax intrinsic value (the aggregate difference between the fair value of the Company’s common stock on December 31, 2022, 2021 and 2020 of $61.70, $79.34 and $82.29, respectively, and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Other information is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Total intrinsic value of options exercised	$2,650	$3,815	$35,687
Cash received from exercises of stock options	2,620	2,090	10,760

Exercise prices of stock options outstanding as of December 31, 2022 range from $15.34 to $74.83. At December 31, 2022, there was an immaterial amount of unrecognized compensation expense related to unvested stock options.

Restricted Stock Units and Performance Stock Units

Periodically, the Company grants restricted stock units and performance-based stock units to employees. Restricted stock units vest one-third on the first anniversary of the grant date and quarterly thereafter. Performance-based restricted units vest upon the achievement of certain pre-established business and financial metrics as well as a subsequent service condition. The business and financial metrics governing the vesting of these performance-based restricted stock units provide thresholds that dictate the number of shares to vest upon each evaluation date, which range from 0% to 150% of the original grant number. If these metrics are achieved, as defined in the individual grant terms, these shares would cliff vest three years from the grant date.

The following is a summary of the activity for unvested restricted stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	1,318,870	$58.88	254,118	$67.96
Granted	970,390	74.61	81,689	83.47
Vested	(804,982)	57.77	—	—
Forfeited	(138,931)	62.14	(33,010)	64.70
Outstanding as of December 31, 2020	1,345,347	70.56	302,797	72.50
Granted	1,195,313	71.03	129,865	70.92
Vested	(828,942)	69.50	(62,524)	61.53
Forfeited	(204,294)	70.71	(10,954)	78.97
Outstanding as of December 31, 2021	1,507,424	71.50	359,184	73.64
Granted	1,401,742	73.13	113,269	68.47
Vested	(908,362)	71.22	(155,417)	66.22
Forfeited	(318,828)	73.16	(57,987)	78.17
Outstanding as of December 31, 2022	1,681,976	72.69	259,049	74.83

At December 31, 2022, there was $88.2 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted-average period of 1.8 years. At December 31, 2022, there was $4.8 million of unrecognized compensation expense related to unvested performance-based restricted stock units, which the Company expects to recognize over a weighted-average period of 1.5 years.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

In connection with the PIEtech acquisition the Company also granted membership interests in certain of the Company's equity investments to two legacy PIEtech executives with an estimated grant date fair market value of $8.9 million. These membership interests vested on May 1, 2020 and became exercisable on May 1, 2022, with the option to put the membership interests to the Company. For the years ended December 31, 2022, 2021 and 2020 the Company recorded approximately $0.8 million, $0.5 million and $3.3 million, respectively, as a component of compensation and benefits in the consolidated statements of operations. As of December 31, 2021, the corresponding liability was recorded in accrued expenses and other current liabilities. In July 2022, these executives exercised their respective put options and sold these membership interests to the Company for approximately $10 million.

16.Benefit Plan

The Company sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Voluntary employer matching contributions	$8,087	$6,873	$6,247

17.Income Taxes

Income (loss) before income tax expense (benefit) was generated in the following jurisdictions:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Domestic	$(89,000)	$9,730	$(17,234)
Foreign	10,581	10,631	9,189
Total	$(78,419)	$20,361	$(8,045)

The components of the income tax expense (benefit) charged to operations are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
Federal	$1,185	$—	$(1,086)
State	6,964	3,488	2,111
Foreign	2,402	4,499	(4,542)
	10,551	7,987	(3,517)

Deferred:
Federal	(2,453)	4,021	(2,659)
State	(1,439)	(3,548)	1,158
Foreign	402	(793)	(383)
	(3,490)	(320)	(1,884)

Total	$7,061	$7,667	$(5,401)

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Deferred revenue	$8,945	$6,436
Prepaid expenses and accrued expenses	8,847	8,099
Right-of-use assets	(20,388)	(22,190)
Lease liabilities	31,328	28,994
Net operating loss and tax credit carryforwards	64,590	85,698
Property and equipment and intangible assets	(94,061)	(100,314)
Stock-based compensation expense	10,559	9,652
Investment in partnerships	2,836	2,941
Convertible Notes	20,440	—
R&D expenditures	43,956	—
Withholding taxes	(4,841)	—
Other	196	(173)
Total deferred tax assets, net	72,407	19,143
Less: valuation allowance	(88,603)	(40,164)
Net deferred tax liabilities	$(16,196)	$(21,021)

Beginning in 2022, the Tax Cuts and Jobs Act ("TCJA") eliminates the option to deduct research and development ("R&D") expenditures currently and requires taxpayers to amortize them pursuant to IRC Section 174. As a result, in 2023, the Company expects the amount of cash paid for income taxes to increase compared to 2022.

The deferred tax liability that is not being recorded because of the Company's assertion to permanently reinvest the earnings of its India subsidiaries is $2.0 million related to the withholding tax in India, net of an assumed foreign tax deduction for this amount in the U.S.

The valuation allowance for deferred tax assets as of December 31, 2022 and 2021 was $88.6 million and $40.2 million, respectively. The change in the valuation allowance from 2021 to 2022 was primarily related to the 401kplans.com, Truelytics, and Redi2 acquisitions, the increased deferred tax assets for R&D expenditures, original issue discount on convertible debt, and additional valuation allowance on state NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence is the cumulative pre-tax loss incurred over the three years ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $88.6 million has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as the Company's projections for growth.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The expected income tax provision (benefit) calculated at the statutory federal rate differs from the actual provision as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Tax provision (benefit), at U.S. federal statutory tax rate	$(15,515)	$4,402	$(1,787)
State income tax provision (benefit), net of federal benefit	(3,463)	856	(2,461)
Effect of stock-based compensation excess tax benefit	717	(364)	(9,349)
Effect of limitation on executive compensation	2,511	1,678	961
Effect of permanent items	869	661	(703)
Effect of India partnerships	1,644	1,422	2,977
Change in valuation allowance	26,974	5,660	16,210
Effect of change in state and foreign income tax rates	(254)	(1,184)	1,323
Uncertain tax positions	(617)	158	(6,093)
Research and development credits	(10,993)	(5,695)	(5,939)
Change in India indefinite reinvestment assertion	4,372	—	—
Other	816	73	(540)
Income tax provision (benefit)	$7,061	$7,667	$(5,401)

At December 31, 2022, the Company had NOL carryforwards, before any uncertain tax position reserves, for federal income tax purposes of approximately $69 million available to offset future federal taxable income, if any, of which $32 million expire through 2036 and $37 million are carried forward indefinitely. In addition, as of December 31, 2022, the Company had NOL carryforwards for state income tax purposes of approximately $221 million available to reduce future income subject to income taxes. The state NOL carryforwards that are subject to expiration expire through 2041. In addition, the Company had R&D credit carryforwards of approximately $38 million for federal and $14 million for California and Illinois, as well as foreign tax credits of $0.9 million available to offset federal income tax. Federal R&D credits began to expire in 2022 will expire through 2041. California R&D credits carryover indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Balance at beginning of year	$14,517	$15,132	$18,939
Additions based on tax positions related to the current year	2,522	1,631	1,420
Reductions based on tax positions related to prior years	(296)	(550)	(2,793)
Reductions for settlements with taxing authorities related to prior years	—	(394)	(2,434)
Reductions for lapses of statute of limitations	(3,131)	(1,302)	—
Balance at end of year	$13,612	$14,517	$15,132

At December 31, 2022, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $13.6 million. At this time, the Company estimates that the liability for unrecognized tax benefits will decrease by an estimated $0.3 million in the next twelve months as statutes of limitations expire.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2022 and 2021, income tax expense (benefit) included $0.3 million and $0.6 million, respectively, of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $2.0 million and $1.9 million as of December 31, 2022 and 2021, respectively.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company was notified by the Internal Revenue Service (“IRS”) in August 2021 that the calendar year 2018 federal income tax return had been selected for audit by the IRS. The Company’s tax returns for the 2018-2021 calendar years remain open to examination by the IRS in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for the 2017-2021 calendar years remain open to examination by various state revenue services.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share attributable to Envestnet, Inc.:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share amounts)
Net income (loss) attributable to Envestnet, Inc. (a)	$(80,939)	$13,296	$(3,110)
Interest and gain on settlement of Convertible Notes due 2025, net of interest and tax	(9,524)	—	—
Net income (loss) attributable to Envestnet, Inc. - Diluted (b)	$(90,463)	$13,296	$(3,110)

Weighted-average common shares outstanding:
Basic (c)	55,199,482	54,470,975	53,589,232
Effect of dilutive shares:
Options to purchase common stock	—	206,022	—
Unvested restricted stock units	—	633,384	—
Convertible Notes	1,642,643	—	—
Warrants	—	73,715	—
Diluted (d)	56,842,125	55,384,096	53,589,232

Net income (loss) per share attributable to Envestnet, Inc common stock:
Basic (a/c)	$(1.47)	$0.24	$(0.06)
Diluted (b/d)	$(1.59)	$0.24	$(0.06)

Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share were as follows:

	December 31,
	2022	2021	2020
Options to purchase common stock	277,535	—	438,040
Unvested RSU's and PSU's	1,941,025	—	1,648,144
Convertible Notes (1)	11,470,646	9,898,549	9,898,549
Warrants	—	—	470,000
Total anti-dilutive securities	13,689,206	9,898,549	12,454,733
__________________________________________________________
(1) From 2021 to 2022, this amount increased by 7,837,480 potential common shares associated with Convertible Notes due 2027 issued in 2022 offset by 4,391,743 potential common shares associated with Convertible Notes due 2023 and 1,873,640 potential common shares associated with Convertible Notes due 2025 repurchased in 2022 (See “Note 10—Debt”).

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses may include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenues were not material for the year ended December 31, 2022 and 2021.

See “Note 14—Revenues and Cost of Revenues” for detail of revenues by segment.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Envestnet Wealth Solutions	$55,972	$124,651	$91,501
Envestnet Data & Analytics	(20,870)	2,033	(9,943)
Nonsegment operating expenses	(101,126)	(86,143)	(62,117)
Income (loss) from operations	(66,024)	40,541	19,441
Interest expense, net of interest income	(12,659)	(16,104)	(30,392)
Other income (expense), net	264	(4,076)	2,906
Consolidated income (loss) before income tax benefit	(78,419)	20,361	(8,045)
Income tax provision (benefit)	7,061	7,667	(5,401)
Consolidated net income (loss)	(85,480)	12,694	(2,644)
Add: Net (income) loss attributable to non-controlling interest	4,541	602	(466)
Consolidated net income (loss) attributable to Envestnet, Inc.	$(80,939)	$13,296	$(3,110)

A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures by segment follows:

	December 31,
	2022	2021
Segment assets:	(in thousands)
Envestnet Wealth Solutions	$1,503,646	$1,720,779
Envestnet Data & Analytics	608,519	520,403
Consolidated total assets	$2,112,165	$2,241,182

	Year Ended December 31,
	2022	2021	2020
Segment depreciation and amortization:	(in thousands)
Envestnet Wealth Solutions	$96,658	$90,073	$80,714
Envestnet Data & Analytics	33,890	27,694	32,947
Consolidated depreciation and amortization	$130,548	$117,767	$113,661

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2022	2021	2020
Segment capital expenditures:	(in thousands)
Envestnet Wealth Solutions	$79,993	$65,264	$46,891
Envestnet Data & Analytics	25,332	23,637	20,105
Consolidated capital expenditures	$105,325	$88,901	$66,996

20.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	December 31,
	2022	2021
	(in thousands)
United States	$245,817	$180,680
India	1,093	2,923
Other	91	271
Total long-lived assets, net	$247,001	$183,874

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

The Company enters into unconditional purchase obligations arrangements for certain of its services that it receives in the normal course of business. As of December 31, 2022, the Company estimated future minimum unconditional purchase obligations of approximately $103 million. This amount increased by $65 million compared to the prior year primarily driven by the Company's entry into the outsourcing agreement with TCS.

In connection with certain of our acquisitions, we have entered into arrangements whereby we have agreed to pay performance bonuses up to $20 million based upon the achievement of certain performance targets. As of December 31, 2022, the liabilities associated with these performance bonuses were immaterial.

We have also committed $12.5 million in future funding to certain of our equity method investees.

On April 1, 2022, the Company entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $9.0 million. The Company has paid a $4.0 million advance during the year ended December 31, 2022. This advance is included in other non-current assets in the consolidated balance sheets.

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

On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee’s counterclaims. On September 15, 2020, the District Court denied FinancialApps’ motion on all counts except for the breach-of-contract claim which was dismissed on a pleading technicality without prejudice. On that count, the Court granted Yodlee leave to amend its counterclaim, cure the technical deficiency, and reassert its claim. Yodlee and Envestnet filed amended counterclaims on September 30, 2020. The amended counterclaims (1) cure that technical deficiency and reassert Yodlee’s contract counterclaim; and (2) broaden the defamation counterclaims arising out of various defamatory statements FinancialApps disseminated in the trade press after filing the lawsuit. On January 14, 2021, the Court ordered that (i) FinancialApps’s claims against Yodlee—as well as Yodlee’s counterclaims against FinancialApps—must be tried before the judge instead of a jury pursuant to a jury waiver provision in the parties’ agreement; and (ii) FinancialApps’s claims against Envestnet (and Envestnet’s counterclaim) must be heard by a jury. The Court has scheduled the Envestnet jury trial to take place before the Yodlee bench trial. Fact discovery closed on April 23, 2021, other than a few outstanding matters, and expert discovery concluded on September 30, 2022. The parties are currently briefing summary judgment and Daubert motions.

The Company believes FinancialApps’s allegations are without merit and will continue to defend the claims against it and litigate the counterclaims vigorously.

The Company and Yodlee were also named as defendants in a putative class action lawsuit filed on August 25, 2020, by Plaintiff Deborah Wesch in the United States District Court for the Northern District of California. On October 21, 2020, an amended class action complaint was filed by Plaintiff Wesch and nine additional named plaintiffs. The case caption is Deborah Wesch, et al., v. Yodlee, Inc., et al., Case No. 3:20-cv-05991-SK. Plaintiffs allege that Yodlee unlawfully collected their financial transaction data when plaintiffs linked their bank accounts to a mobile application that uses Yodlee’s API, and plaintiffs further allege that Yodlee unlawfully sold the transaction data to third parties. The complaint alleges violations of certain California statutes and common law, including the Unfair Competition Law, and federal statutes, including the Stored Communications Act. Plaintiffs are seeking monetary damages and equitable and injunctive relief on behalf of themselves and a putative nationwide class and California subclass of persons who provided their log-in credentials to a Yodlee-powered app in an allegedly similar manner from 2014 to the present. The Company believes that it is not properly named as a defendant in the lawsuit and it further believes, along with Yodlee, that plaintiffs’ claims are without merit. On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint. On February 16, 2021, the district court granted in part and denied in part Yodlee’s motion to dismiss the amended complaint and granted the plaintiffs leave to further amend. The Court reserved ruling on the Company’s motion to dismiss and granted limited jurisdictional discovery to the plaintiffs. On March 15, 2021, Plaintiffs filed a second amended class action complaint re-alleging, among others, the claims the district court had dismissed. The second amended complaint did not allege any claims against the Company or Yodlee that were not previously alleged in first amended complaint. On May 5, 2021, the Company filed a motion to dismiss all claims asserted against it in the second amended complaint, and Yodlee filed a motion to dismiss most claims asserted against it in the second amended complaint. On July 19, 2021, the Court granted in part Yodlee’s motion, resulting in the dismissal of all federal law

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

claims and two of the state-law claims. On August 5, 2021, the Court granted the Company's motion to dismiss, and dismissed the Company from the lawsuit. On October 8, 2021, Yodlee filed an early motion for summary judgment. On August 12, 2022, Plaintiffs moved for leave to file a third amended complaint, which Yodlee opposed. On September 29, 2022, the Court denied Plaintiffs’ motion to amend the complaint. On December 13, 2022, the Court granted in part and denied in part Yodlee’s early motion for summary judgment, narrowing the scope of issues that remain to be resolved. On January 30, 2023, the Court granted Yodlee’s motion for reconsideration and dismissed one additional claim. Yodlee will continue to vigorously defend the remaining claims against it.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of December 31, 2022. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

22.Subsequent Events

Privately Held Company

On January 31, 2023, the Company entered into a convertible promissory note agreement with a customer of the Company's business, a privately held company, whereby the Company was issued a convertible promissory note with a principal amount of $20.0 million and a stated interest rate of 8.0% per annum (the “Convertible Promissory Note”). The Convertible Promissory Note has a maturity date of January 31, 2026 and is convertible into common stock or preferred stock of the privately held company upon qualified financing events or corporate transactions.

In connection with the Convertible Promissory Note, the Company concurrently entered into a call option agreement with the privately held company, which provides the Company an option to acquire the privately held company at a predetermined price upon satisfaction of certain financial metrics.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a.  Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are defined as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
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
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.
Our independent registered public accounting firm, KPMG LLP, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2022. See Part II, Item 8, “Report of Independent Registered Public Accounting Firm”.
c. Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2022 fiscal year, and is hereby incorporated by reference.
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
Item 11.  Executive Compensation
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2022 fiscal year, and is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2022 fiscal year, and is hereby incorporated by reference. For a description of securities authorized under our equity compensation plans, please refer to our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2022 fiscal year, and is hereby incorporated by reference.

Item 14.  Principal Accounting Fees and Services
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2022 fiscal year, and is hereby incorporated by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

		Page Number in Form 10-K
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm (KPMG LLP, Denver, CO, Auditor Firm ID: 185)	67
	Consolidated Balance Sheets as of December 31, 2022 and 2021	69
	Consolidated Statements of Operations for each of the years ended December 31, 2022, 2021 and 2020	70
	Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2022, 2021, and 2020	71
	Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2022, 2021 and 2020	72
	Consolidated Statements of Cash Flows for each of the years ended December 31, 2022, 2021 and 2020	74
	Notes to Consolidated Financial Statements	76
(a)(2)	Evaluation and Qualifying Accounts
	Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the related notes.
(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 122 to 125 of this report, which is incorporated herein by reference.

Item 16. Form 10-K Summary
Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description
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

4.3
Indenture, dated as of November 17, 2022, by and among the Company, Envestnet, Inc., Envestnet Asset Management, Inc., and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8‑K filed with the SEC on November 17, 2022 and incorporated by reference herein).

4.4	Warrant issued to Blackhawk Investment Holdings, LLC (filed as Exhibit 4.1 to the Company’s Form 8‑K filed with the SEC on December 20, 2018 and incorporated by reference herein).
4.5
Registration Rights Agreement, dated as of December 20, 2018, between the Company and BlackRock, Inc. (filed as Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on December 20, 2018 and incorporated by reference herein).

4.6
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
10.11
Form of Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards beginning February 2020) (filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.12
Form of Performance-Based Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.13
Form of Annual Non-Equity Incentive Compensation Grant Certificate under the Envestnet, Inc. 2010 Long-Term Incentive Plan (filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.14
Fourth Amendment to Technology and Services Agreement, dated as of December 31, 2011, between the Company and FMR LLC (filed as Exhibit 10.1 to the Company’s Form 8‑K filed with the SEC on January 6, 2012 and incorporated by reference herein).

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
10.19
Executive Agreement, dated as of May 12, 2016 between William Crager, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein).*

10.20
Executive Agreement, dated as of May 12, 2016 between Peter D’Arrigo, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 13, 2016 and incorporated by reference herein).*

10.21
Executive Agreement, dated as of August 2, 2016 between Shelly O'Brien, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022 and incorporated by reference herein).*,***

10.22
Executive Agreement, dated as of August 2, 2016 between Scott Grinis, the Company and Envestnet Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 4, 2016 and incorporated by reference herein.)*

10.23
Executive Agreement, dated as of June 1, 2019 between Stuart DePina, the Company and Envestnet Financial Technologies, Inc. (filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.24
Severance Agreement and General Release, dated as of October 29, 2020 between Scott Grinis and Envestnet Financial Technologies, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 30, 2020 and incorporated by reference herein).*

10.25
Form of Amendment to Executive Employment Agreements (filed as Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.26
Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 29, 2020 and incorporated by reference herein).*

10.27
Form of Restricted Stock Unit Grant Certificate under the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (filed as Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

10.28
Form of Performance-Based Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2019 Acquisition Equity Incentive Plan (filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 and incorporated by reference herein).*

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

10.33
Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 27, 2019, among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Bank of Montreal as Administrative Agent (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2019 filed with the SEC on November 8, 2019 and incorporated by reference herein).***

10.34
Third Amendment to Second Amended and Restated Credit Agreement, dated as of October 29, 2021, among Envestnet, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Bank of Montreal as Administrative Agent (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2021 filed with the SEC on November 9, 2021 and incorporated by reference herein).***

10.35
Third Amended and Restated Credit Agreement, dated as of February 4, 2022, by and among Envestnet, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal as Administrative Agent (filed as Exhibit 10.01 to the Company's Form 8-K filed with the SEC on February 8, 2022 and incorporated by reference herein).***

10.36
First Amendment to Third Amended and Restated Credit Agreement, dated as of February 4, 2022, in each case, by and among Envestnet, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal as Administrative Agent (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on November 15, 2022 and incorporated by reference herein).***

10.37
Form of Restricted Stock Unit Grant Award Agreement for Non-Employee Directors under the Envestnet, Inc. 2010 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 7, 2021 and incorporated by reference herein).*

10.38
Form of Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards granted in 2021) (filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 7, 2021 and incorporated by reference herein).*

10.39
Form of Performance-Based Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards granted in 2021) (filed as Exhibit 10.3 to the Company's Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 7, 2021 and incorporated by reference herein).*

10.40
Form of Performance-Based Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards beginning February 2022) (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2022 filed with the SEC on May 6, 2022 and incorporated by reference herein).*

10.41
Form of Restricted Stock Unit Grant Award Agreement under the Envestnet, Inc. 2010 Long-Term Incentive Plan (for awards beginning February 2022) (filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended March 31, 2022 filed with the SEC on May 6, 2022 and incorporated by reference herein).*

10.42
Consultant Agreement, dated June 6, 2022, between Envestnet Financial Technologies, Inc. and Stuart DePina (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 7, 2022 and incorporated by reference herein).

10.43
Severance Agreement and General Release, dated June 6, 2022, between Envestnet Financial Technologies, Inc. and Stuart DePina (filed as Exhibit 10.2 to the Company's Form 8-K filed with the SEC on June 7, 2022 and incorporated by reference herein).

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
****
Attached as Exhibit 101 to this Annual Report on Form 10‑K are the following materials, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Consolidated Balance Sheets as of December 31, 2022 and 2021; (iii) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iv) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020; (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (vi) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (vii) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: February 28, 2023	/s/ William C. Crager
William C. Crager
Chief Executive Officer, Director (Principal Executive Officer)

Date: February 28, 2023	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 28, 2023.

Name	Position

/s/ William C. Crager	Chief Executive Officer, Director (Principal Executive Officer)
William C. Crager

/s/ Peter H. D’Arrigo	Chief Financial Officer (Principal Financial Officer)
Peter H. D’Arrigo

/s/ Matthew J. Majoros	Senior Vice President, Financial Reporting (Principal Accounting Officer)
Matthew J. Majoros

/s/ Luis Aguilar	Director
Luis Aguilar

/s/ Ross Chapin	Director
Ross Chapin

/s/ Gayle Crowell	Director
Gayle Crowell

/s/ James Fox	Chairperson, Director
James Fox

/s/ Valerie Mosley	Director
Valerie Mosley

/s/ Greg Smith	Director
Greg Smith