Form 10-Q
period 2023-03-31
ENVESTNET, INC.
filed 2023-05-05
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of April 28, 2023, Envestnet, Inc. had 54,404,069 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$52,664	$162,173
Fees receivable, net	122,704	101,696
Prepaid expenses and other current assets	47,391	41,363
Total current assets	222,759	305,232
Property and equipment, net	64,144	62,443
Internally developed software, net	196,874	184,558
Intangible assets, net	377,055	379,995
Goodwill	998,428	998,414
Operating lease right-of-use assets, net	79,553	81,596
Other assets	117,644	99,927
Total assets	$2,056,457	$2,112,165
Liabilities and equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$195,983	$233,866
Operating lease liabilities	12,270	11,949
Deferred revenue	44,445	36,363
Current portion of debt	44,954	44,886
Total current liabilities	297,652	327,064
Debt, net of current portion	872,968	871,769
Operating lease liabilities, net of current portion	108,568	110,652
Deferred tax liabilities, net	21,445	16,196
Other liabilities	18,644	18,880
Total liabilities	1,319,277	1,344,561
Commitments and contingencies (note 19)
Stockholders' equity
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 70,587,503 and 70,025,733 shares issued as of March 31, 2023 and December 31, 2022, respectively; 54,401,984 and 54,013,826 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	352	350
Treasury stock at cost, 16,185,519 and 16,011,907 shares as of March 31, 2023 and December 31, 2022, respectively	(264,283)	(253,551)
Additional paid-in capital	1,154,012	1,135,284
Accumulated deficit	(160,155)	(118,927)
Accumulated other comprehensive loss	(4,312)	(8,589)
Total stockholders’ equity, attributable to Envestnet, Inc.	725,614	754,567
Non-controlling interest	11,566	13,037
Total equity	737,180	767,604
Total liabilities and equity	$2,056,457	$2,112,165

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Asset-based	$176,932	$202,717
Subscription-based	117,079	114,734
Total recurring revenue	294,011	317,451
Professional services and other revenue	4,696	3,912
Total revenue	298,707	321,363
Operating expenses:
Direct expense	108,989	125,282
Employee compensation	114,215	126,849
General and administrative	53,619	44,335
Depreciation and amortization	32,941	31,618
Total operating expenses	309,764	328,084
Loss from operations	(11,057)	(6,721)
Other expense, net	(7,935)	(5,967)
Loss before income tax provision	(18,992)	(12,688)
Income tax provision	23,769	2,020
Net loss	(42,761)	(14,708)
Add: Net loss attributable to non-controlling interest	1,533	849
Net loss attributable to Envestnet, Inc.	$(41,228)	$(13,859)
Net loss attributable to Envestnet, Inc. per share:
Basic and diluted	$(0.76)	$(0.25)
Weighted average common shares outstanding:
Basic and diluted	54,143,259	54,903,677

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss attributable to Envestnet, Inc.	$(41,228)	$(13,859)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,277	(1,478)
Total other comprehensive income (loss), net of tax	4,277	(1,478)
Comprehensive loss attributable to Envestnet, Inc.	$(36,951)	$(15,337)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
					Additional	Other		Non-
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2022	70,025,733	$350	(16,011,907)	$(253,551)	$1,135,284	$(8,589)	$(118,927)	$13,037	$767,604
Net loss	—	—	—	—	—	—	(41,228)	(1,533)	(42,761)
Other comprehensive income, net of tax	—	—	—	—	—	4,277	—	—	4,277
Stock-based compensation expense	—	—	—	—	19,345	—	—	108	19,453
Issuance of common stock, vesting of RSUs and PSUs	524,316	2	—	—	—	—	—	—	2
Net cash paid related to tax withholding for stock-based compensation	—	—	(173,612)	(10,732)	—	—	—	—	(10,732)
Proceeds from the exercise of stock options	37,454	—	—	—	367	—	—	—	367
Purchase of non-controlling units from third-party shareholders	—	—	—	—	(984)	—	—	(24)	(1,008)
Other	—	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2023	70,587,503	$352	(16,185,519)	$(264,283)	$1,154,012	$(4,312)	$(160,155)	$11,566	$737,180

						Accumulated
					Additional	Other		Non-
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2021	68,879,152	$344	(14,086,064)	$(134,996)	$1,131,628	$(1,899)	$(37,988)	$2,453	$959,542
Net loss	—	—	—	—	—	—	(13,859)	(849)	(14,708)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,478)	—	—	(1,478)
Stock-based compensation expense	—	—	—	—	21,690	—	—	—	21,690
Issuance of common stock, vesting of RSUs and PSUs	514,319	3	—	—	—	—	—	—	3
Net cash paid related to tax withholding for stock-based compensation	—	—	(170,992)	(12,570)	—	—	—	—	(12,570)
Proceeds from the exercise of stock options	38,681	—	—	—	658	—	—	—	658
Other	—	—	—	—	(84)	—	—	102	18
Balance, March 31, 2022	69,432,152	$347	(14,257,056)	$(147,566)	$1,153,892	$(3,377)	$(51,847)	$1,706	$953,155

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(42,761)	$(14,708)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	32,941	31,618
Provision for doubtful accounts	571	(1,747)
Deferred income taxes	5,221	(18,955)
Non-cash compensation expense	19,453	21,814
Non-cash interest expense	4,498	2,599
Loss allocations from equity method investments	2,940	1,545
Other	(103)	(59)
Changes in operating assets and liabilities:
Fees receivable, net	(21,579)	8,661
Prepaid expenses and other assets	(9,858)	(9,491)
Accounts payable, accrued expenses and other liabilities	(32,917)	(29,113)
Deferred revenue	8,073	11,097
Net cash (used in) provided by operating activities	(33,521)	3,261
Cash flows from investing activities:
Purchases of property and equipment	(4,402)	(3,896)
Capitalization of internally developed software	(23,664)	(21,671)
Acquisition of proprietary technology	(10,000)	(15,000)
Investments in private companies	(950)	(3,000)
Issuance of loan receivable to private company	(20,000)	—
Other	260	(2,500)
Net cash used in investing activities	(58,756)	(46,067)
Cash flows from financing activities:
Proceeds from exercise of stock options	367	658
Payments related to tax withholdings for stock-based compensation	(10,732)	(12,570)
Payments on finance lease obligations	(152)	(12,454)
Payments related to revolving credit facility	—	(1,869)
Payments related to share repurchases	(9,289)	—
Purchase of non-controlling units from third-party shareholders	(1,008)	—
Other	2	3
Net cash used in financing activities	(20,812)	(26,232)
Effect of exchange rate on changes on cash, cash equivalents and restricted cash	3,580	(627)
Net change in cash, cash equivalents and restricted cash	(109,509)	(69,665)
Cash, cash equivalents and restricted cash, beginning of period	162,173	429,428
Cash, cash equivalents and restricted cash, end of period	$52,664	$359,763
Supplemental disclosures of cash flow information
Net cash paid for income taxes	$1,110	$716
Cash paid for interest	$1,822	$2,254
Supplemental disclosure of non-cash activities
Conversion of equity method investee loan to shares	$4,129	$—
Right-of-use assets obtained in exchange for lease liabilities, net	$206	$—
Property and equipment acquired through finance lease	$152	$12,454
Purchase of property and equipment included in accounts payable, accrued expenses and other liabilities	$2,018	$1,883
Internally developed software costs included in accrued expenses and other liabilities	$—	$178
Membership interest liabilities included in other non-current liabilities	$—	$124
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

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in “Note 18—Segment Information” to the condensed consolidated financial statements and is described in detail within the Company's Annual Report on Form 10-K.

For a summary of commonly used industry terms and abbreviations used in this quarterly report on Form 10-Q, see the
Glossary of Terms.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2022 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2023 and results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for other interim periods or for the full fiscal year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. References to GAAP in these notes are to the FASB ASC and ASUs. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

 Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates under different assumptions or conditions.

 Reclassifications

Certain items on the condensed consolidated balance sheets as of December 31, 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 have been reclassified to conform to the current year

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
presentation. These reclassifications did not change the previously reported total assets, total liabilities and equity, or net change in cash and cash equivalents and did not affect the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss or condensed consolidated statements of stockholders' equity.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows:

	March 31,	March 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$52,664	$359,614
Restricted cash included in prepaid expenses and other current assets	—	149
Total cash, cash equivalents and restricted cash	$52,664	$359,763

Related Party Transactions

The Company has an approximate 3.7% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenue from the private services company totaled $3.6 million and $4.7 million in the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded a net receivable from the private services company of $3.9 million and $2.0 million, respectively.

Recent Accounting Pronouncements Not Yet Adopted

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” This update amends ASC 842 and the accounting for leasehold improvements associated with common control leases. This standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the standard is permitted. The Company is analyzing the impact of the adoption, but does not expect it to have a material impact on the consolidated financial statements.

3.Acquisitions

Acquisition of Redi2 Technologies

On July 1, 2022, Envestnet completed the acquisition of all of the issued and outstanding shares of Redi2 Technologies ("Redi2"). Redi2 provides revenue management and hosted fee-billing solutions. Its platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance. Redi2 has been integrated into the Envestnet Wealth Solutions segment.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
These performance bonuses will be recognized as compensation and benefits expense in the condensed consolidated statements of operations. The performance bonuses recognized during the three months ended March 31, 2023 were immaterial.

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

The goodwill arising from the acquisition represents the expected benefits of the transaction, primarily related to the enhancement of the Company's existing technologies and increase in future revenue as a result of potential cross selling opportunities. Estimated goodwill of $40.7 million is deductible for income tax purposes.

A summary of estimated intangible assets acquired, estimated useful lives and amortization method is as follows:

	Preliminary Estimate	Estimated Useful Life	Amortization Method

	(in thousands)	(in years)
Customer lists	$14,000	14 - 16	Accelerated
Proprietary technologies	9,500	6	Straight-line
Trade names	3,000	6 - 7	Straight-line
Total intangible assets acquired	$26,500

The estimated fair values of certain of the assets acquired and liabilities assumed are provisional and based on information that was available to the Company as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation procedures that are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected herein are subject to change and such changes could be significant. No measurement period adjustments were made during the three months ended March 31, 2023. The Company expects to finalize the valuation of tangible assets acquired, liabilities assumed, identifiable intangible assets and goodwill balances and complete the acquisition accounting as soon as reasonably practicable, though no later than July 1, 2023.

The results of Redi2 are included in the condensed consolidated statements of operations beginning July 1, 2022 and are not considered material to the Company’s results of operations.

For the three months ended March 31, 2023, the Company’s acquisition related costs were not material, and are included in general and administrative expenses. The Company may incur additional acquisition related costs over the remainder of 2023.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)
Prepaid technology	$20,657	$16,649
Elevate Summit prepayments and deposits	6,447	528
Non-income tax receivable	5,484	5,488
Prepaid insurance	2,817	2,881
Income tax prepayments and receivables	—	2,515
Other	11,986	13,302
Total prepaid expenses and other current assets	$47,391	$41,363

5.Internally Developed Software, net

Internally developed software, net consisted of the following:

		March 31,	December 31,
	Estimated Useful Life	2023	2022

		(in thousands)
Internally developed software	5 years	$336,607	$313,200
Less: accumulated amortization		(139,733)	(128,642)
Internally developed software, net		$196,874	$184,558

6.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	March 31,	December 31,
	2023	2022

	(in thousands)
United States	$258,263	$245,817
India	2,705	1,093
Other	50	91
Total long-lived assets, net	$261,018	$247,001

See “Note 14—Revenue and Direct Expense” for detail of revenue by geographic area.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
7.Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)
Customer lists	$604,080	$(295,976)	$308,104	$604,080	$(285,288)	$318,792
Proprietary technologies	109,057	(46,894)	62,163	113,224	(59,401)	53,823
Trade names	15,700	(8,912)	6,788	15,700	(8,320)	7,380
Total intangible assets	$728,837	$(351,782)	$377,055	$733,004	$(353,009)	$379,995

On April 1, 2022, the Company entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $9.0 million, including an advance of $4.0 million. The purchase agreement was amended in January 2023 to include additional functionality and features for additional consideration of $5.0 million. The Company closed the transaction and paid the remaining $10.0 million during the three months ended March 31, 2023. This proprietary technology asset has been integrated into the Envestnet Data & Analytics segment and is being amortized over an estimated useful life of five years.

During the three months ended March 31, 2023, the Company retired fully amortized proprietary technologies with a historical cost of $17.5 million. During the three months ended March 31, 2022, the Company had no material retirements of intangible assets.
Future amortization expense of the Company's intangible assets as of March 31, 2023, is expected to be as follows (in thousands):

Remainder of 2023	$45,947
2024	56,040
2025	52,700
2026	44,797
2027	36,232
Thereafter	141,339
Total	$377,055

8.Depreciation and Amortization Expense

Depreciation and amortization expense consisted of the following:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Intangible asset amortization	$16,940	$17,520
Internally developed software amortization	11,090	8,494
Property and equipment depreciation	4,911	5,604
Total depreciation and amortization	$32,941	$31,618

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
9.Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Balance as of December 31, 2022	$679,739	$318,675	$998,414
Foreign currency translation	—	14	14
Balance as of March 31, 2023	$679,739	$318,689	$998,428

10.Other Assets

On January 31, 2023, the Company entered into a Convertible Promissory Note with a customer of the Company's business, a privately held company, whereby the Company was issued a convertible promissory note with a principal amount of $20.0 million and a stated interest rate of 8.0% per annum. The Convertible Promissory Note has a maturity date of January 31, 2026 and is convertible into common stock or preferred stock of the privately held company upon qualified financing events or corporate transactions.
In connection with the Convertible Promissory Note, the Company concurrently entered into a call option agreement with the privately held company, which provides the Company an option to acquire the privately held company at a predetermined price as of the earlier of July 2024 or upon satisfaction of certain financial metrics.
The Company accounts for this loan receivable in accordance with ASC 310 - Receivables as it is not a security and includes it in other assets in the condensed consolidated balance sheets. Credit impairment is measured as the difference between this loan receivable’s amortized cost and its estimated recoverable value, which is the present value of its expected future cash flows discounted at the effective interest rate. There was no impairment for this investment for the three months ended March 31, 2023.

11.Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)
Accrued investment manager fees	$98,419	$99,851
Accrued compensation and related taxes	42,120	77,939
Accrued professional services	14,188	10,762
Accounts payable	9,605	11,271
Income tax payable	9,459	260
Accrued capital expenditures	6,359	4,783
Accrued interest	6,147	3,091
Accrued technology	5,179	6,393
Accrued treasury stock purchases	—	9,289
Other accrued expenses	4,507	10,227
Total accounts payable, accrued expenses and other current liabilities	$195,983	$233,866

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
12.Debt

The following tables set forth the carrying value and estimated fair value of the Company's debt obligations as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Third Credit Agreement	$—	$—	$—	$—
Convertible Notes due 2023	45,000	(46)	44,954	44,168
Convertible Notes due 2025	317,500	(4,318)	313,182	284,220
Convertible Notes due 2027	575,000	(15,214)	559,786	598,270
Total debt	$937,500	$(19,578)	$917,922	$926,658

	December 31, 2022
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Third Credit Agreement	$—	$—	$—	$—
Convertible Notes due 2023	45,000	(114)	44,886	46,058
Convertible Notes due 2025	317,500	(4,765)	312,735	293,688
Convertible Notes due 2027	575,000	(15,966)	559,034	606,119
Total debt	$937,500	$(20,845)	$916,655	$945,865

Credit Agreement

The Third Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with these financial covenants as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Revolving Credit Facility and as of March 31, 2023 all $500.0 million was available to borrow. As of March 31, 2023 and December 31, 2022, debt issuance costs related to the Third Credit Agreement included in prepaid expense and other current assets in the condensed consolidated balance sheets was $0.7 million and $0.7 million, respectively and included in other assets in the condensed consolidated balance sheets was $2.0 million and $2.2 million, respectively.

Interest Expense

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Coupon interest	$4,565	$2,480
Amortization of debt discount and issuance costs	1,442	2,060
Undrawn and other fees	313	313
Total interest expense	$6,320	$4,853

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The effective interest rate of the Notes was equal to the stated interest rate plus the amortization of the debt issuance costs and is set forth below:

	Three Months Ended
	March 31,
	2023	2022

Convertible Notes due 2023	2.4%	2.4%
Convertible Notes due 2025	1.3%	1.3%
Convertible Notes due 2027	3.2%	N/A

13.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, based on the three-tier fair value hierarchy, as described in detail within the Company's Annual Report on Form 10-K:

	March 31, 2023
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$2,118	$2,118	$—	$—
Assets to fund deferred compensation liability	10,380	—	—	10,380
Total assets	$12,498	$2,118	$—	$10,380
Liabilities:
Deferred compensation liability	8,667	8,667	—	—
Total liabilities	$8,667	$8,667	$—	$—

	December 31, 2022
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$2,628	$2,628	$—	$—
Assets to fund deferred compensation liability	10,074	—	—	10,074
Total assets	$12,702	$2,628	$—	$10,074
Liabilities:
Deferred compensation liability	8,088	8,088	—	—
Total liabilities	$8,088	$8,088	$—	$—

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the three months ended March 31, 2023 and 2022.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Fair Value of Assets Used to Fund the Deferred Compensation Liability

The table below presents a reconciliation of the assets used to fund the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2022 to March 31, 2023:

Fair Value of Assets Used to Fund Deferred Compensation Liability

(in thousands)
Balance as of December 31, 2022	$10,074
Fair value adjustments and fees	306
Balance as of March 31, 2023	$10,380

The fair market value of the assets used to fund the Company's deferred compensation liability is based upon the cash surrender value of the Company's life insurance premiums. The value of the assets used to fund the Company's deferred compensation liability, which are included in other assets in the condensed consolidated balance sheets, increased due to net gains on the underlying investment vehicles. These gains are recognized in the Company's earnings and included in general and administrative expenses in the condensed consolidated statements of operations.

Fair Value of Debt Agreements

The Company considered its Convertible Notes to be Level II liabilities as of March 31, 2023 and December 31, 2022, and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on March 31, 2023 and December 31, 2022, respectively (See “Note 12—Debt”).

Fair Value of Other Financial Assets and Liabilities

The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities as of March 31, 2023 and December 31, 2022, based upon the short-term nature of these assets and liabilities.

14.Revenue and Direct Expense

Disaggregation of Revenue

The following table presents the Company’s revenue by segment disaggregated by major source:

	Three Months Ended March 31,
	2023			2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated

	(in thousands)
Revenue:
Asset-based	$176,932	$—	$176,932	$202,717	$—	$202,717
Subscription-based	76,485	40,594	117,079	68,537	46,197	114,734
Total recurring revenue	253,417	40,594	294,011	271,254	46,197	317,451
Professional services and other revenue	3,243	1,453	4,696	2,314	1,598	3,912
Total revenue	$256,660	$42,047	$298,707	$273,568	$47,795	$321,363

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table presents the Company’s revenue disaggregated by geography, based on the billing address of the customer:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
United States	$293,214	$316,729
International	5,493	4,634
Total revenue	$298,707	$321,363

Remaining Performance Obligations

As of March 31, 2023, the Company's estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $527.0 million. We expect to recognize approximately 35% of this revenue during the remainder of 2023, with the balance recognized thereafter. These remaining performance obligations are not indicative of revenue for future periods.

Contract Balances

Total deferred revenue as of March 31, 2023 increased by $8.1 million from December 31, 2022, primarily the result of revenue growth, timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized that was included in the opening deferred revenue balance was $16.8 million and $15.9 million for the three months ended March 31, 2023 and 2022, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $11.3 million and $11.0 million as of March 31, 2023 and December 31, 2022, respectively. Amortization expense for the deferred sales incentive compensation was $1.1 million for the three months ended March 31, 2023 and 2022. No significant impairment loss for capitalized costs was recorded during the three months ended March 31, 2023 and 2022.

Direct Expense

The following table summarizes direct expense by revenue category:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Asset-based	$102,623	$117,428
Subscription-based	6,362	7,811
Professional services and other	4	43
Total direct expense	$108,989	$125,282

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
15.Stock-Based Compensation

The Company has stock options, RSUs and PSUs outstanding under the 2010 Plan and the 2019 Equity Plan. As of March 31, 2023, the maximum number of common shares available for future issuance under the Company's plans is 1,564,414.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Stock-based compensation expense	$19,453	$21,690
Tax effect on stock-based compensation expense	(4,961)	(5,531)
Net effect on income	$14,492	$16,159

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the three months ended March 31, 2023 and 2022.

Stock Options

The following table summarizes option activity under the Company’s plans:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value

				(in thousands)
Outstanding as of December 31, 2022	277,535	$40.07	2.2	$6,005
Exercised	(37,454)	$15.34
Outstanding as of March 31, 2023	240,081	$43.93	2.2	$3,542
Options exercisable as of March 31, 2023	239,849	$43.90	2.2	$3,542

As of March 31, 2023, there was an immaterial amount of unrecognized stock-based compensation expense related to stock options, which the Company expects to recognize over a weighted-average period of 0.3 years.

Restricted Stock Units and Performance Stock Units

The following table summarizes RSU and PSU activity under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share

Non-vested as of December 31, 2022	1,681,976	$72.69	259,049	$74.83
Granted	1,089,706	$62.51	40,010	$69.47
Vested	(502,322)	$74.09	(21,994)	$81.25
Forfeited	(65,397)	$71.96	(49,712)	$75.18
Non-vested as of March 31, 2023	2,203,963	$67.35	227,353	$73.19

As of March 31, 2023, there was $134.8 million of unrecognized stock-based compensation expense related to RSUs, which the Company expects to recognize over a weighted-average period of 2.1 years. As of March 31, 2023, there was $7.8 million of unrecognized stock-based compensation expense related to PSUs, which the Company expects to recognize over a weighted-average period of 1.4 years.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
16. Income Taxes

The following table includes the Company’s loss before income tax provision, income tax provision and effective tax rate:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands, except for effective tax rate)
Loss before income tax provision	$(18,992)	$(12,688)
Income tax provision	$23,769	$2,020
Effective tax rate	(125.2)%	(15.9)%

Under ASC 740-270-25, the Company is required to report income tax expense by applying a projected AETR to ordinary pre-tax book income for the interim period. The tax impact of discrete items is accounted for separately in the period in which they occur. The ETR for the quarter is the result of the projected AETR applied to actual pre-tax book income plus discrete items as a percentage of pre-tax book income. Therefore, a change in pre-tax book income, either forecasted or actual year-to-date, from one period to the next will cause the ETR to change.

For the three months ended March 31, 2023, the Company’s effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

For the three months ended March 31, 2022, the Company's effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state R&D credits and the windfall from stock-based compensation.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. enacted the IRA, which, among other things, implements a 15% minimum tax on book income of certain large corporations and a 1% excise tax on net stock repurchases. The provisions of the IRA became effective beginning in 2023. The Company does not anticipate a material impact on the consolidated financial statements.

17.Net Loss Per Share

Securities that were anti-dilutive and therefore excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Options to purchase common stock	240,081	326,300
Non-vested RSUs and PSUs	2,431,316	2,641,362
Convertible Notes	11,470,645	9,898,549
Warrants	—	470,000
Total anti-dilutive securities	14,142,042	13,336,211

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
18.Segment Information

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses may include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenue was not material for the three months ended March 31, 2023 and 2022.

See “Note 14—Revenue and Direct Expense” for detail of revenue by segment.

The following table presents a reconciliation from net income (loss) from operations by segment to consolidated net loss attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Envestnet Wealth Solutions	$23,463	$25,269
Envestnet Data & Analytics	(7,780)	(5,587)
Nonsegment operating expenses	(26,740)	(26,403)
Loss from operations	(11,057)	(6,721)
Other expense, net	(7,935)	(5,967)
Consolidated loss before income tax provision	(18,992)	(12,688)
Income tax provision	23,769	2,020
Consolidated net loss	(42,761)	(14,708)
Add: Net loss attributable to non-controlling interest	1,533	849
Consolidated net loss attributable to Envestnet, Inc.	$(41,228)	$(13,859)

The following table presents a summary of consolidated total assets by segment:

	March 31,	December 31,
	2023	2022

	(in thousands)
Envestnet Wealth Solutions	$1,477,230	$1,503,646
Envestnet Data & Analytics	579,227	608,519
Consolidated total assets	$2,056,457	$2,112,165

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
19.Commitments and Contingencies

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

Legal Proceedings

The Company and its subsidiary, Yodlee, have been named as defendants in a lawsuit filed on July 17, 2019, by FinancialApps in the United States District Court for the District of Delaware. The case caption is FinancialApps, LLC v. Envestnet Inc., et al., No. 19-cv-1337 (D. Del.). FinancialApps alleges that, after entering into a 2017 services agreement with Yodlee, Envestnet and Yodlee breached the agreement and misappropriated proprietary information to develop competing credit risk assessment software. The complaint includes claims for, among other things, misappropriation of trade secrets, fraud, tortious interference with prospective business opportunities, unfair competition, copyright infringement and breach of contract. FinancialApps is seeking significant monetary damages and various equitable and injunctive relief.

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

On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee’s counterclaims. On September 15, 2020, the District Court denied FinancialApps’ motion on all counts except for the breach-of-contract claim which was dismissed on a pleading technicality without prejudice. On that count, the Court granted Yodlee leave to amend its counterclaim, cure the technical deficiency, and reassert its claim. Yodlee and Envestnet filed amended counterclaims on September 30, 2020. The amended counterclaims (1) cure that technical deficiency and reassert Yodlee’s contract counterclaim; and (2) broaden the defamation counterclaims arising out of various defamatory statements FinancialApps disseminated in the trade press after filing the lawsuit. On January 14, 2021, the Court ordered that (i) FinancialApps’s claims against Yodlee—as well as Yodlee’s counterclaims against FinancialApps—must be tried before the judge instead of a jury pursuant to a jury waiver provision in the parties’ agreement; and (ii) FinancialApps’s claims against Envestnet (and Envestnet’s counterclaim) must be heard by a jury. The Court has scheduled the Envestnet jury trial to take place before the Yodlee bench trial. Fact discovery closed on April 23, 2021, other than a few outstanding matters, and expert discovery concluded on September 30, 2022. The parties’ respective summary judgment and motions to exclude the presentation of expert testimony (a “Daubert Motion”) are fully briefed and awaiting ruling.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2023. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2023 and the consolidated financial statements and related notes included on Form 10-K for the year ended December 31, 2022.

This Quarterly Report contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in Part I, Item 1A.“Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this Quarterly Report and the 2022 Form 10-K completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements, Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

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

Approximately 106,000 advisors and approximately 6,900 companies, including 16 of the 20 largest U.S. banks, 47 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIAs, and hundreds of FinTech companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients. We also operate six RIAs registered with the SEC. We believe that our business model results in a high degree of recurring and predictable financial results.

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

Recent Developments

Macroeconomic Environment

Our business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. Recent geopolitical uncertainty resulting, in part, from military conflict between Russia and Ukraine which escalated in

February 2022 as well as rising inflation have contributed to significant volatility and decline in global financial markets during 2022 which continues as of the date of this Quarterly Report. The uncertainty over the extent and duration of the ongoing conflict and this period of inflation continues to cause disruptions to businesses and markets worldwide. The extent of the effect on our financial performance will continue to depend on future developments, including the extent and duration of the conflict and this period of inflation, the Federal Reserve's monetary policy in response to rising inflation, the extent of economic sanctions imposed, changes in market interest rates, further governmental and private sector responses and the timing and extent normal economic conditions resume, all of which are uncertain and difficult to predict. Although we are unable to estimate the overall financial effect of the conflict and this period of inflation at this time, as these conditions continue, they could have a material adverse effect on our business, results of operations, financial condition and cash flows. As of March 31, 2023, the consolidated financial statements do not reflect any adjustments as a result of these macroeconomic conditions.

Convertible Promissory Note

On January 31, 2023, the Company entered into a Convertible Promissory Note with a customer of the Company's business, a privately held company, whereby the Company was issued a convertible promissory note with a principal amount of $20.0 million and a stated interest rate of 8.0% per annum. The Convertible Promissory Note has a maturity date of January 31, 2026 and is convertible into common stock or preferred stock of the privately held company upon qualified financing events or corporate transactions.

In connection with the Convertible Promissory Note, the Company concurrently entered into a call option agreement with the privately held company, which provides the Company an option to acquire the privately held company at a predetermined price as of the earlier of July 2024 or upon satisfaction of certain financial metrics.

Reduction in Force

In the first quarter of 2023, as part of a reduction in force initiative, we entered into separation agreements with a number of employees. In connection with the reduction in force initiative as well as a fourth quarter organizational realignment, we incurred approximately $6.2 million of total severance expense in the three months ended March 31, 2023.

Segments

Envestnet is organized around two primary, complementary business segments. Financial information about each business segment is contained in Part I, Item 1, “Note 18—Segment Information” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report. Our business segments are as follows:

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

Key Metrics

Envestnet Wealth Solutions Segment

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2022(1)	2022	2022	2022	2023

	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$361,251	$325,209	$315,883	$341,144	$363,244
Assets under Administration (“AUA”)	432,141	352,840	350,576	367,412	379,843
Total AUM/A	793,392	678,049	666,459	708,556	743,087
Subscription	4,736,537	4,312,114	4,134,414	4,382,109	4,566,971
Total Platform Assets	$5,529,929	$4,990,163	$4,800,873	$5,090,665	$5,310,058
Platform Accounts
AUM	1,459,093	1,491,861	1,522,968	1,547,009	1,571,862
AUA	1,186,180	1,061,484	1,135,302	1,135,026	1,142,166
Total AUM/A	2,645,273	2,553,345	2,658,270	2,682,035	2,714,028
Subscription	15,151,569	15,312,144	15,596,403	15,665,020	15,779,980
Total Platform Accounts	17,796,842	17,865,489	18,254,673	18,347,055	18,494,008
Advisors
AUM/A	39,800	38,394	38,417	38,025	38,611
Subscription	67,168	66,838	67,348	67,520	67,843
Total Advisors	106,968	105,232	105,765	105,545	106,454
(1) Certain assets and accounts have been reclassified from AUA to AUM to better reflect the nature of the services provided to certain customers.

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended March 31, 2023
	As of December 31,	Gross		Net	Market	Reclass to	As of March 31,
	2022	Sales	Redemptions	Flows	Impact	Subscription	2023

	(in millions, except account data)
AUM	$341,144	$24,657	$(15,677)	$8,980	$14,259	$(1,139)	$363,244
AUA	367,412	32,551	(21,547)	11,004	14,529	(13,102)	379,843
Total AUM/A	$708,556	$57,208	$(37,224)	$19,984	$28,788	$(14,241)	$743,087
Fee-Based Accounts	2,682,035			116,249		(84,256)	2,714,028

The above AUM/A gross sales figures include $17.1 billion in new client conversions. We onboarded an additional $48.8 billion in subscription conversions during the three months ended March 31, 2023 bringing total conversions for the three months ended March 31, 2023 to $65.9 billion.

Asset and account figures in the “Reclass to Subscription” column for the three months ended March 31, 2023 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

Envestnet Data & Analytics Segment

The following table provides information regarding the amount of paid-end users and firms using the Envestnet Data & Analytics platform in the periods indicated:

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2022	2022	2022	2022	2023

	(in millions, except number of firms data)
Number of paying users	31.4	37.2	38.1	38.8	37.5
Number of firms	1,649	1,731	1,815	1,827	1,851

Operational Highlights

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change

	(in thousands, except percentages)
Revenue:
Envestnet Wealth Solutions:
Asset-based	$176,932	$202,717	$(25,785)	(13)%
Subscription-based	76,485	68,537	7,948	12%
Total recurring revenue	253,417	271,254	(17,837)	(7)%
Professional services and other revenue	3,243	2,314	929	40%
Total Envestnet Wealth Solutions revenue	$256,660	$273,568	$(16,908)	(6)%

Envestnet Data & Analytics:
Subscription-based	$40,594	$46,197	$(5,603)	(12)%
Total recurring revenue	40,594	46,197	(5,603)	(12)%
Professional services and other revenue	1,453	1,598	(145)	(9)%
Total Envestnet Data & Analytics revenue	$42,047	$47,795	$(5,748)	(12)%

Total consolidated revenue	$298,707	$321,363	$(22,656)	(7)%

Deferred revenue fair value adjustment	52	54	(2)	(4)%
Total consolidated adjusted revenue	$298,759	$321,417	$(22,658)	(7)%

Consolidated net loss attributable to Envestnet, Inc.	$(41,228)	$(13,859)	$(27,369)	*
Net loss attributable to Envestnet, Inc. per share - basic and diluted	$(0.76)	$(0.25)	$(0.51)	*

Adjusted EBITDA	$55,424	$55,697	$(273)	—%
Adjusted net income	$30,149	$30,996	$(847)	(3)%
Adjusted net income per share - diluted	$0.46	$0.47	$(0.01)	(2)%
__________________________________________________________
*Not meaningful

Results of Operations

	Three Months Ended March 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$176,932	59%	$202,717	63%	$(25,785)	(13)%
Subscription-based	117,079	39%	114,734	36%	2,345	2%
Total recurring revenue	294,011	98%	317,451	99%	(23,440)	(7)%
Professional services and other revenue	4,696	2%	3,912	1%	784	20%
Total revenue	298,707	100%	321,363	100%	(22,656)	(7)%
Operating expenses:
Direct expense	108,989	36%	125,282	39%	(16,293)	(13)%
Employee compensation	114,215	38%	126,849	39%	(12,634)	(10)%
General and administrative	53,619	18%	44,335	14%	9,284	21%
Depreciation and amortization	32,941	11%	31,618	10%	1,323	4%
Total operating expenses	309,764	104%	328,084	102%	(18,320)	(6)%
Loss from operations	(11,057)	(4)%	(6,721)	(2)%	(4,336)	(65)%
Other expense, net	(7,935)	(3)%	(5,967)	(2)%	(1,968)	(33)%
Loss before income tax provision	(18,992)	(6)%	(12,688)	(4)%	(6,304)	(50)%
Income tax provision	23,769	8%	2,020	1%	21,749	*
Net loss	(42,761)	(14)%	(14,708)	(5)%	(28,053)	*
Add: Net loss attributable to non-controlling interest	1,533	1%	849	—%	684	81%
Net loss attributable to Envestnet, Inc.	$(41,228)	(14)%	$(13,859)	(4)%	$(27,369)	*
__________________________________________________________
*Not meaningful

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Asset-based recurring revenue

Asset-based recurring revenue decreased $25.8 million, or 13%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 40,000 as of March 31, 2022 to approximately 39,000 as of March 31, 2023, and the number of AUM/A client accounts increased from approximately 2.6 million as of March 31, 2022 to approximately 2.7 million as of March 31, 2023.

As a percentage of total revenue, asset-based recurring revenue decreased 4% points primarily due to a decrease in asset-based recurring revenue compared to an increase in subscription-based recurring revenue.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $2.3 million, or 2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase of $7.9 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth, partially offset by a decrease of $5.6 million in the Envestnet Data & Analytics segment, which is primarily attributable to a decrease in revenue from existing customers.

As a percentage of total revenue, subscription-based recurring revenue increased 3% points primarily due to an increase in subscription-based recurring revenue compared to a decrease in asset-based recurring revenue.

Professional services and other revenue

Professional services and other revenue increased $0.8 million, or 20%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense decreased $16.3 million, or 13%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in asset-based direct expense, which directly correlates with the decrease to asset-based recurring revenue during the period.

As a percentage of total revenue, direct expense decreased 3% points for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to shifts in pricing and product mix for asset-based revenue in the Envestnet Wealth Solutions segment.

Employee compensation

Employee compensation decreased $12.6 million, or 10%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $9.5 million, which is primarily a result of the outsourcing arrangement with TCS in the Envestnet Data & Analytics segment, a reduction in force initiative in the first quarter of 2023 and the organizational realignment in the fourth quarter of 2022, non-cash compensation expense of $2.4 million, incentive compensation of $2.3 million and other immaterial decreases within employee compensation, partially offset by an increase in severance expense of $3.1 million as a result of the reduction in force and organizational realignment.

General and administrative

General and administrative expenses increased $9.3 million, or 21%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increases in software and maintenance charges of $8.6 million primarily a result of the outsourcing arrangement with TCS which shifted certain expenses from employee compensation to general and administrative expense, governance related expense of $1.8 million as a result of expense associated with activist shareholder activity, restructuring charges and transaction costs of $1.5 million, travel and entertainment expense of $1.0 million and other immaterial increases within general and administrative expense. These increases were partially offset by decreases in occupancy costs of $1.8 million, litigation related expense of $1.8 million and marketing costs of $0.9 million.

As a percentage of total revenue, general and administrative increased 4% points for three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily a result of the outsourcing arrangement with TCS as well as a decrease in revenue in the three months ended March 31, 2023 compared to the prior year period.

Depreciation and amortization

Depreciation and amortization expense increased $1.3 million, or 4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increases in amortization related to internally developed software of $2.6 million, partially offset by decreases in property and equipment depreciation expense of $1.4 million.

Other expense, net

Other expense, net increased $2.0 million, or 33%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in loss allocations from equity method investments of $1.4 million.

Income tax provision
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

For the three months ended March 31, 2023, our effective tax rate of (125.2)% differed from the statutory rate primarily due to the increase in the valuation allowance we have placed on a portion of U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

For the three months ended March 31, 2022, our effective tax rate of (15.9%) differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state R&D credits and the windfall from stock-based compensation.

Segment Results

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 18—Segment Information” to the condensed consolidated financial statements.

The following table reconciles income (loss) from operations by segment to consolidated net loss attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Envestnet Wealth Solutions	$23,463	$25,269
Envestnet Data & Analytics	(7,780)	(5,587)
Nonsegment operating expenses	(26,740)	(26,403)
Loss from operations	(11,057)	(6,721)
Other expense, net	(7,935)	(5,967)
Consolidated loss before income tax provision	(18,992)	(12,688)
Income tax provision	23,769	2,020
Consolidated net loss	(42,761)	(14,708)
Add: Net loss attributable to non-controlling interest	1,533	849
Consolidated net loss attributable to Envestnet, Inc.	$(41,228)	$(13,859)

 Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

	Three Months Ended March 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$176,932	69%	$202,717	74%	$(25,785)	(13)%
Subscription-based	76,485	30%	68,537	25%	7,948	12%
Total recurring revenue	253,417	99%	271,254	99%	(17,837)	(7)%
Professional services and other revenue	3,243	1%	2,314	1%	929	40%
Total revenue	256,660	100%	273,568	100%	(16,908)	(6)%
Operating expenses:
Direct expense	104,049	41%	118,808	43%	(14,759)	(12)%
Employee compensation	76,883	30%	78,644	29%	(1,761)	(2)%
General and administrative	28,127	11%	27,360	10%	767	3%
Depreciation and amortization	24,138	9%	23,487	9%	651	3%
Total operating expenses	233,197	91%	248,299	91%	(15,102)	(6)%
Income from operations	$23,463	9%	$25,269	9%	$(1,806)	(7)%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Asset-based recurring revenue

Asset-based recurring revenue decreased $25.8 million, or 13%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 40,000 as of March 31, 2022 to approximately 39,000 as of March 31, 2023, and the number of AUM/A client accounts increased from approximately 2.6 million as of March 31, 2022 to approximately 2.7 million as of March 31, 2023.

As a percentage of segment revenue, asset-based recurring revenue decreased 5% points for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in asset-based recurring revenue compared to an increase in subscription-based recurring revenue.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $7.9 million, or 12%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to new and existing customer growth.

 As a percentage of segment revenue, subscription-based recurring revenue increased 5% points primarily due to an increase in subscription-based recurring revenue compared to a decrease in asset-based recurring revenue.

Professional services and other revenue

Professional services and other revenue increased $0.9 million, or 40%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense decreased $14.8 million, or 12%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due a decrease in asset-based direct expense, which directly correlates with the decrease in asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $1.8 million, or 2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $1.5 million, which is primarily a result of a reduction in force in the first quarter of 2023 and an organizational realignment in the fourth quarter of 2022, incentive compensation of $1.1 million and other immaterial decreases within employee compensation. These decreases were partially offset by an increase in severance expense of $2.2 million as a result of the reduction in force and organizational realignment.

General and administrative

General and administrative expenses increased $0.8 million, or 3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increases in software and maintenance charges of $1.6 million, restructuring charges and transaction costs of $0.8 million, travel and entertainment expense of $0.7 million and other immaterial increases within general and administrative expense. These increases were partially offset by decreases in occupancy costs of $1.5 million and marketing costs of $0.8 million.

Depreciation and amortization

Depreciation and amortization expense increased $0.7 million, or 3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increases in amortization related to internally developed software of $1.6 million, partially offset by decreases in property and equipment depreciation expense of $0.8 million.

Envestnet Data & Analytics

The following table presents loss from operations for the Envestnet Data & Analytics segment:

	Three Months Ended March 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Subscription-based	$40,594	97%	$46,197	97%	$(5,603)	(12)%
Professional services and other revenue	1,453	3%	1,598	3%	(145)	(9)%
Total revenue	42,047	100%	47,795	100%	(5,748)	(12)%
Operating expenses:
Direct expense	4,940	12%	6,474	14%	(1,534)	(24)%
Employee compensation	21,406	51%	30,166	63%	(8,760)	(29)%
General and administrative	14,678	35%	8,611	18%	6,067	70%
Depreciation and amortization	8,803	21%	8,131	17%	672	8%
Total operating expenses	49,827	119%	53,382	112%	(3,555)	(7)%
Income loss from operations	$(7,780)	(19)%	$(5,587)	(12)%	$(2,193)	(39)%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $5.6 million, or 12%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to decreases in revenue from existing customers.

Professional services and other revenue

Professional services and other revenue decreased $0.1 million, or 9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Direct expense

Direct expense decreased $1.5 million, or 24%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in subscription-based direct expense as a result of a decrease in subscription-based recurring revenue during the period.

 Employee compensation

Employee compensation decreased $8.8 million, or 29%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $6.8 million, which is primarily as a result of the outsourcing arrangement with TCS which shifted certain expenses from employee compensation to general and administrative expense, a reduction in force initiative in the first quarter of 2023 and an organizational realignment in the fourth quarter of 2022, incentive compensation of $1.1 million, non-cash compensation expense of $0.9 million and other immaterial decreases within employee compensation. These decreases were partially offset by an increase in severance expense of $0.8 million as a result of the reduction in force and organizational realignment.

As a percentage of segment revenue, employee compensation expense decreased 12% points for three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the outsourcing arrangement with TCS, partially offset by a decrease in segment revenue in the three months ended March 31, 2023 compared to the prior year period.

General and administrative

General and administrative expenses increased $6.1 million, or 70%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increases in software and maintenance charges of $6.8 million, which is primarily a result of the outsourcing arrangement with TCS, and other immaterial increases within general and administrative expense. These increases were partially offset by decrease in litigation related expense of $1.8 million.

As a percentage of segment revenue, general and administrative expense increased 17% points for three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the outsourcing arrangement with TCS as well as a decrease in segment revenue.

Depreciation and amortization

Depreciation and amortization expense increased $0.7 million, or 8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increases in amortization related to internally developed software of $1.0 million.

As a percentage of segment revenue, depreciation and amortization expense increased 4% points for three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in segment revenue for the three months ended March 31, 2023 compared to the prior year period.

Nonsegment

The following table presents nonsegment operating expenses:

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change

	(in thousands, except percentages)
Operating expenses:
Employee compensation	$15,926	$18,039	$(2,113)	(12)%
General and administrative	10,814	8,364	2,450	29%
Nonsegment operating expenses	$26,740	$26,403	$337	1%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Employee compensation

Employee compensation decreased $2.1 million, or 12%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to decreases in non-cash compensation of $1.4 million and salaries, benefits and related payroll taxes of $1.1 million, partially offset by other immaterial changes within employee compensation.

General and administrative

General and administrative expenses increased $2.5 million, or 29%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in governance related expense of $1.8 million as a result of expense associated with activist shareholder activity.

Non-GAAP Financial Measures

In addition to reporting results according to GAAP, we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. Those measures include “adjusted revenue,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per diluted share.”

“Adjusted revenue” excludes the effect of purchase accounting on the fair value of acquired deferred revenue. On January 1, 2022, the Company adopted ASU 2021-08 whereby it now accounts for contract assets and contract liabilities obtained upon a business combination in accordance with ASC 606. Prior to the adoption of ASU 2021-08, we recorded at fair value the acquired deferred revenue for contracts in effect at the time the entities were acquired. Consequently, revenue related to acquired entities for periods subsequent to the acquisition did not reflect the full amount of revenue that would have been recorded by these entities had they remained stand-alone entities. Adjusted revenue has limitations as a financial measure, should be considered as supplemental in nature and is not meant as a substitute for revenue prepared in accordance with GAAP.

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, loss allocations from equity method investments and (income) loss attributable to non-controlling interest.

“Adjusted net income” represents net income (loss) before deferred revenue fair value adjustment, non-cash interest expense, cash interest on our convertible notes, non-cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, loss allocations from equity method investments and (income) loss attributable to non-controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

“Adjusted net income per diluted share” represents adjusted net income attributable to common stockholders divided by the diluted number of weighted average shares outstanding. For purposes of the adjusted net income per share calculation, we assume all potential shares to be issued in connection with our Convertible Notes are dilutive.

 Our Board and management use these non-GAAP financial measures:

•As measures of operating performance;
•For planning purposes, including the preparation of annual budgets;
•To allocate resources to enhance the financial performance of our business;
•To evaluate the effectiveness of our business strategies; and
•In communications with our Board concerning our financial performance.

Our Compensation Committee, Board and our management may also consider adjusted EBITDA, among other factors, when determining management’s incentive compensation.

We also present adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted revenue provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision (benefit), non-income tax expense, restructuring charges and transaction costs, severance, litigation, regulatory and other governance related expenses, foreign currency, loss allocations from equity method investments, pre-tax (income) loss attributable to non‑controlling interest and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non‑cash compensation expense from adjusted EBITDA and adjusted net income because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

We believe adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are useful to investors in evaluating our operating performance because securities analysts use adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share as supplemental measures to evaluate the overall performance of companies, and we anticipate that our investors and analyst presentations will include adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share.

Adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenue, net income, operating income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under GAAP. In particular you should consider:

•Adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•Adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share do not reflect non‑cash components of employee compensation;
•Although depreciation and amortization are non‑cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;
•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we paid net cash of $1.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. In the event that we generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and
•Other companies in our industry may calculate adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of adjusted revenue to revenue, the most directly comparable GAAP measure and adjusted EBITDA, adjusted net income and adjusted net income per diluted share to net income and net income per share, the most directly comparable GAAP measures. Further, our management also reviews GAAP measures and evaluates individual measures that are not included in some or all of our non‑GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following table sets forth a reconciliation of total revenue to adjusted revenue:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Total revenue	$298,707	$321,363
Deferred revenue fair value adjustment	52	54
Adjusted revenue	$298,759	$321,417

The following table sets forth a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net loss	$(42,761)	$(14,708)
Add (deduct):
Deferred revenue fair value adjustment	52	54
Interest income	(1,358)	(321)
Interest expense	6,320	4,853
Income tax provision	23,769	2,020
Depreciation and amortization	32,941	31,618
Non-cash compensation expense	19,453	21,814
Restructuring charges and transaction costs	4,163	2,346
Severance	6,188	3,106
Litigation, regulatory and other governance related expenses	3,074	3,077
Foreign currency	33	(108)
Non-income tax expense adjustment	(168)	24
Loss allocations from equity method investments	2,940	1,545
Loss attributable to non-controlling interest	778	377
Adjusted EBITDA	$55,424	$55,697

The following table sets forth the reconciliation of net loss to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands, except share and per share information)
Net loss	$(42,761)	$(14,708)
Income tax provision (1)	23,769	2,020
Loss before income tax provision	(18,992)	(12,688)
Add (deduct):
Deferred revenue fair value adjustment	52	54
Non-cash interest expense	1,442	2,059
Cash interest - Convertible Notes	4,565	2,480
Non-cash compensation expense	19,453	21,814
Restructuring charges and transaction costs	4,163	2,346
Severance	6,188	3,106
Amortization of acquired intangibles	16,940	17,520
Litigation, regulatory and other governance related expenses	3,074	3,077
Foreign currency	33	(108)
Non-income tax expense adjustment	(168)	24
Loss allocations from equity method investments	2,940	1,545
Loss attributable to non-controlling interest	778	377
Adjusted net income before income tax effect	40,468	41,606
Income tax effect (2)	(10,319)	(10,610)
Adjusted net income	$30,149	$30,996

Basic number of weighted-average shares outstanding	54,143,259	54,903,677
Effect of dilutive shares:
Options to purchase common stock	88,323	156,349
Unvested restricted stock units	463,719	568,914
Convertible notes	11,470,645	9,898,549
Warrants	—	51,764
Diluted number of weighted-average shares outstanding	66,165,946	65,579,253
Adjusted net income per share - diluted	$0.46	$0.47

(1)For the three months ended March 31, 2023 and 2022, the effective tax rate computed in accordance with GAAP equaled (125.2)% and (15.9)%, respectively.
(2)An estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for both the three months ended March 31, 2023 and 2022.

Note on income taxes: As of December 31, 2022, we had net operating loss carryforwards of approximately $69.0 million and $221.0 million for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following tables set forth the reconciliation of revenue to adjusted revenue and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenue	$256,660	$42,047	$—	$298,707
Deferred revenue fair value adjustment	52	—	—	52
Adjusted revenue	$256,712	$42,047	$—	$298,759

Income (loss) from operations	$23,463	$(7,780)	$(26,740)	$(11,057)
Add:
Deferred revenue fair value adjustment	52	—	—	52
Depreciation and amortization	24,138	8,803	—	32,941
Non-cash compensation expense	11,242	2,662	5,549	19,453
Restructuring charges and transaction costs	1,138	244	2,781	4,163
Severance	3,576	2,428	184	6,188
Litigation, regulatory and other governance related expenses	—	1,324	1,750	3,074
Non-income tax expense adjustment	(102)	(66)	—	(168)
Loss attributable to non-controlling interest	778	—	—	778
Adjusted EBITDA	$64,285	$7,615	$(16,476)	$55,424

	Three Months Ended March 31, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenue	$273,568	$47,795	$—	$321,363
Deferred revenue fair value adjustment	54	—	—	54
Adjusted revenue	$273,622	$47,795	$—	$321,417

Income (loss) from operations	$25,269	$(5,587)	$(26,403)	$(6,721)
Add (deduct):
Deferred revenue fair value adjustment	54	—	—	54
Depreciation and amortization	23,487	8,131	—	31,618
Non-cash compensation expense	11,290	3,535	6,989	21,814
Restructuring charges and transaction costs	284	(3)	2,065	2,346
Severance	1,410	1,642	54	3,106
Litigation, regulatory and other governance related expenses	—	3,077	—	3,077
Non-income tax expense adjustment	107	(83)	—	24
Loss attributable to non-controlling interest	377	—	—	377
Other	—	2	—	2
Adjusted EBITDA	$62,278	$10,714	$(17,295)	$55,697

Liquidity and Capital Resources

As of March 31, 2023, we had total cash and cash equivalents of $52.7 million compared to $162.2 million as of December 31, 2022. We plan to use existing cash as of March 31, 2023, cash generated in the ongoing operations of our business and amounts under our Revolving Credit Facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to borrow under our Revolving Credit Facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities. As of March 31, 2023, we had $500.0 million available to borrow under our revolving credit facility.

Cash Flows

The following table presents a summary of our cash flows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net cash (used in) provided by operating activities	$(33,521)	$3,261
Net cash used in investing activities	(58,756)	(46,067)
Net cash used in financing activities	(20,812)	(26,232)
Effect of exchange rate on changes on cash	3,580	(627)
Net decrease in cash, cash equivalents and restricted cash	$(109,509)	$(69,665)

Operating Activities

Net cash used in operating activities increased $36.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due timing of payments within working capital items.

Investing Activities

Net cash used in investing activities increased $12.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the cash disbursement related to the issuance of a loan receivable to a private company of $20.0 million during the three months ended March 31, 2023. Also contributing to this increase was an additional $2.0 million of internally developed software costs capitalized during the three months ended March 31, 2023 as compared to the same period in 2022. These increases were partially offset by decreases in cash disbursements of $5.0 million for proprietary technology assets and $2.1 million in investments in private companies for the three months ended March 31, 2023 compare to the same period in the prior year.

Financing Activities

Net cash used in financing activities decreased $5.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to decreases in finance lease payments of $12.3 million, decreases in payments related to our Revolving Credit Facility of $1.9 million and a decrease of taxes paid on the vesting of restricted shares of $1.8 million for the three months ended March 31, 2023 compared to the same period in the prior year. These decreases were partially offset by increases in cash paid for share repurchases of $9.3 million and increases in cash paid to purchase non-controlling units from third-party shareholders of $1.0 million for the three months ended March 31, 2023 compared to the same period in the prior year.

Commitments and Off-Balance Sheet Arrangements

Purchase Obligations and Indemnifications

See “Part I, Item 1, Note 19—Commitments and Contingencies, Purchase Obligations and Indemnifications.”

Acquisition of Redi2 Technologies

See “Part I, Item 1, Note 3— Acquisitions” for details related to this transaction.

Legal Proceedings

See “Part I, Item 1, Note 19—Commitments and Contingencies, Legal Proceedings” for legal proceedings details.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. See "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements in our 2022 Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Form 10-K include, but are not limited to, the discussion of estimates used for recognition of revenue, impairment of goodwill and acquired intangible assets and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market, foreign currency or interest rate risks as discussed in Part II, Item 7A of our 2022 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Note 19—Commitments and Contingencies, Legal Proceedings is incorporated herein by reference.

Item 1A. Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K when making investment decisions regarding our securities. The risk factors that were disclosed in our 2022 Form 10-K have not materially changed since the date our 2022 Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

On February 25, 2016, we announced that our Board had authorized a share repurchase program under which we may repurchase up to 2.0 million shares of our common stock. There were no purchases of equity securities made under the share repurchase program in the three months ended March 31, 2023. As of March 31, 2023, there were 0.3 million shares that may yet be repurchased under the program.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

See the exhibit index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Cooperation Agreement, dated March 27, 2023, by and among Impactive Capital LP, Impactive Capital Master Fund LP and Envestnet, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 28, 2023 and incorporated by reference herein). *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________________

* Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Envestnet, Inc. agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request; provided, however, that Envestnet, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (iii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2023 and 2022; (vi) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2010 Plan	2010 Long-Term Incentive Plan
2019 Equity Plan	2019 Acquisition Equity Incentive Plan
2022 Form 10-K	Form 10-K for the year ended December 31, 2022
AETR	Annual effective tax rate.
ASC	Accounting Standards Codification™
ASC 310 - Receivables	Accounting Standards Codification Topic 310, Receivables
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740-270	Accounting Standards Codification Topic 740, Income Taxes—Interim Reporting
ASU	Accounting Standards Update
ASU 2021-08	ASU Business Combinations (Topic 805): Accounting for Contract Assets and Contract
Board	Board of Directors
Convertible Notes due 2023	$345.0 million of aggregate principal amount of convertible notes issued in May 2018 with an interest rate of 1.75% per year that mature on June 1, 2023
Convertible Notes due 2025	$517.5 million of aggregate principal amount of convertible notes issued in August 2020 with an interest rate of 0.75% per year that mature on August 15, 2025
Convertible Notes due 2027	$575.0 million aggregate principal amount of convertible notes issued in November 2022 with an interest rate of 2.625% per year that mature on December 1, 2027
Convertible Promissory Note	$20.0 million convertible promissory note issued in January 2023 with a customer of the Company's business, a privately held company
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FinancialApps	FinancialApps, LLC
FinTech	Financial Technology
GAAP	United States Generally Accepted Accounting Principles
IRC Section 174	Internal Revenue Code of 1986, Section 174: Amortization of Research and Experimental Expenditures
Notes	Collectively the Convertible Notes due 2023, Convertible Notes due 2025 and Convertible Notes due 2027
PSU	Performance-based restricted stock unit
Quarterly Report	Form 10-Q for the quarter ended March 31, 2023
R&D	Research and Development.
Redi2	Redi2 Technologies Inc.
Redi2 acquisition	Stock purchase agreement between Envestnet and Redi2 Technologies, dated as of June 24, 2022
Revolving Credit Facility	Revolving credit facility of $500.0 million pursuant to the Third Credit Agreement
RIAs	Registered investment advisors
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TCS	Tata Consultancy Services
Third Credit Agreement	Third Amended and Restated Credit Agreement
U.S.	United States
Yodlee	Yodlee, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2023.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer