Form 10-Q
period 2023-06-30
ENVESTNET, INC.
filed 2023-08-04
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of July 28, 2023, Envestnet, Inc. had 54,534,181 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$59,019	$162,173
Fees receivable, net	123,696	101,696
Prepaid expenses and other current assets	41,906	41,363
Total current assets	224,621	305,232
Property and equipment, net	66,668	62,443
Internally developed software, net	207,235	184,558
Intangible assets, net	361,335	379,995
Goodwill	998,436	998,414
Operating lease right-of-use assets, net	75,079	81,596
Other assets	120,531	99,927
Total assets	$2,053,905	$2,112,165
Liabilities and equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$239,836	$233,866
Operating lease liabilities	13,222	11,949
Deferred revenue	35,846	36,363
Current portion of debt	20,000	44,886
Total current liabilities	308,904	327,064
Debt, net of current portion	874,175	871,769
Operating lease liabilities, net of current portion	105,606	110,652
Deferred tax liabilities, net	15,815	16,196
Other liabilities	16,947	18,880
Total liabilities	1,321,447	1,344,561
Commitments and contingencies (note 19)
Stockholders' equity
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 70,752,773 and 70,025,733 shares issued as of June 30, 2023 and December 31, 2022, respectively; 54,511,283 and 54,013,826 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	353	350
Treasury stock at cost, 16,241,490 and 16,011,907 shares as of June 30, 2023 and December 31, 2022, respectively	(267,325)	(253,551)
Additional paid-in capital	1,175,464	1,135,284
Accumulated deficit	(181,571)	(118,927)
Accumulated other comprehensive loss	(4,408)	(8,589)
Total stockholders’ equity, attributable to Envestnet, Inc.	722,513	754,567
Non-controlling interest	9,945	13,037
Total equity	732,458	767,604
Total liabilities and equity	$2,053,905	$2,112,165

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Asset-based	$185,762	$191,972	$362,694	$394,689
Subscription-based	114,959	118,120	232,038	232,854
Total recurring revenue	300,721	310,092	594,732	627,543
Professional services and other revenue	11,713	8,760	16,409	12,672
Total revenue	312,434	318,852	611,141	640,215
Operating expenses:
Direct expense	123,497	126,482	232,486	251,764
Employee compensation	117,097	125,767	231,312	252,616
General and administrative	53,346	66,144	106,965	110,479
Depreciation and amortization	33,806	32,182	66,747	63,800
Total operating expenses	327,746	350,575	637,510	678,659
Loss from operations	(15,312)	(31,723)	(26,369)	(38,444)
Other (expense) income, net	(7,402)	1,622	(15,337)	(4,345)
Loss before income tax provision (benefit)	(22,714)	(30,101)	(41,706)	(42,789)
Income tax provision (benefit)	418	(5,833)	24,187	(3,813)
Net loss	(23,132)	(24,268)	(65,893)	(38,976)
Add: Net loss attributable to non-controlling interest	1,716	983	3,249	1,832
Net loss attributable to Envestnet, Inc.	$(21,416)	$(23,285)	$(62,644)	$(37,144)
Net loss attributable to Envestnet, Inc. per share:
Basic and diluted	$(0.39)	$(0.42)	$(1.15)	$(0.67)
Weighted average common shares outstanding:
Basic and diluted	54,439,733	55,203,120	54,289,443	55,054,272

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss attributable to Envestnet, Inc.	$(21,416)	$(23,285)	$(62,644)	$(37,144)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(96)	(3,093)	4,181	(4,571)
Total other comprehensive income (loss), net of tax	(96)	(3,093)	4,181	(4,571)
Comprehensive loss attributable to Envestnet, Inc.	$(21,512)	$(26,378)	$(58,463)	$(41,715)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
					Additional	Other		Non-
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2022	70,025,733	$350	(16,011,907)	$(253,551)	$1,135,284	$(8,589)	$(118,927)	$13,037	$767,604
Net loss	—	—	—	—	—	—	(41,228)	(1,533)	(42,761)
Other comprehensive income, net of tax	—	—	—	—	—	4,277	—	—	4,277
Stock-based compensation expense	—	—	—	—	19,345	—	—	108	19,453
Issuance of common stock, vesting of RSUs and PSUs	524,316	2	—	—	—	—	—	—	2
Net cash paid related to tax withholding for stock-based compensation	—	—	(173,612)	(10,732)	—	—	—	—	(10,732)
Proceeds from the exercise of stock options	37,454	—	—	—	367	—	—	—	367
Purchase of non-controlling units from third-party shareholders	—	—	—	—	(984)	—	—	(24)	(1,008)
Other	—	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2023	70,587,503	352	(16,185,519)	(264,283)	$1,154,012	(4,312)	(160,155)	11,566	737,180
Net loss	—	—	—	—	—	—	(21,416)	(1,716)	(23,132)
Other comprehensive loss, net of tax	—	—	—	—	—	(96)	—	—	(96)
Stock-based compensation expense	—	—	—	—	21,347	—	—	43	21,390
Issuance of common stock, vesting of RSUs and PSUs	162,770	1	—	—	—	—	—	—	1
Net cash paid related to tax withholding for stock-based compensation	—	—	(55,971)	(3,042)	—	—	—	—	(3,042)
Proceeds from the exercise of stock options	2,500	—	—	—	105	—	—	—	105
Other	—	—	—	—	—		—	52	52
Balance, June 30, 2023	70,752,773	$353	(16,241,490)	$(267,325)	$1,175,464	$(4,408)	$(181,571)	$9,945	$732,458

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(in thousands, except share information)
(unaudited)

						Accumulated
					Additional	Other		Non-
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2021	68,879,152	$344	(14,086,064)	$(134,996)	$1,131,628	$(1,899)	$(37,988)	$2,453	$959,542
Net loss	—	—	—	—	—	—	(13,859)	(849)	(14,708)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,478)	—	—	(1,478)
Stock-based compensation expense	—	—	—	—	21,690	—	—	—	21,690
Issuance of common stock, vesting of RSUs and PSUs	514,319	3	—	—	—	—	—	—	3
Net cash paid related to tax withholding for stock-based compensation	—	—	(170,992)	(12,570)	—	—	—	—	(12,570)
Proceeds from the exercise of stock options	38,681	—	—	—	658	—	—	—	658
Other	—	—	—	—	(84)	—	—	102	18
Balance, March 31, 2022	69,432,152	347	(14,257,056)	(147,566)	1,153,892	(3,377)	(51,847)	1,706	953,155
Net loss	—	—	—	—	—	—	(23,285)	(983)	(24,268)
Other comprehensive loss, net of tax	—	—	—	—	—	(3,093)	—	—	(3,093)
Stock-based compensation expense	—	—	—	—	22,876	—	—	—	22,876
Issuance of common stock, vesting of RSUs and PSUs	232,328	1	—	—	—	—	—	—	1
Net cash paid related to tax withholding for stock-based compensation	—	—	(78,506)	(5,543)	—	—	—	—	(5,543)
Proceeds from the exercise of stock options	2,503	—	—	—	84	—	—	—	84
Share repurchases	—	—	(152,020)	(9,235)	—	—	—	—	(9,235)
Other	—	—	—	—	(89)	—	—	104	15
Balance, June 30, 2022	69,666,983	$348	(14,487,582)	$(162,344)	$1,176,763	$(6,470)	$(75,132)	$827	$933,992

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(65,893)	$(38,976)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,747	63,800
Deferred income taxes	(522)	(8,222)
Non-cash compensation expense	40,843	45,318
Non-cash interest expense	2,251	3,474
Loss allocations from equity method investments	5,872	2,945
Dilution gain on equity method investee share issuance	(546)	(6,934)
Lease related impairments	2,483	12,961
Other	304	(448)
Changes in operating assets and liabilities:
Fees receivable, net	(22,357)	13,694
Prepaid expenses and other assets	(6,762)	(6,359)
Accounts payable, accrued expenses and other liabilities	17,700	(32,888)
Deferred revenue	(852)	4,277
Net cash provided by operating activities	39,268	52,642
Cash flows from investing activities:
Purchases of property and equipment	(16,735)	(9,141)
Capitalization of internally developed software	(46,801)	(43,045)
Acquisitions of businesses, net of cash acquired	—	(14,472)
Investments in private companies	(1,450)	(8,000)
Acquisition of proprietary technology	(12,000)	(19,000)
Issuance of loan receivable to private company	(20,000)	—
Issuance of note receivable to equity method investees	—	(4,350)
Other	319	—
Net cash used in investing activities	(96,667)	(98,008)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	40,000	—
Payments related to Revolving Credit Facility	(20,000)	(1,872)
Payments related to Convertible Notes	(45,000)	—
Payments on finance lease obligations	(792)	(14,517)
Proceeds from exercise of stock options	472	742
Payments related to tax withholdings for stock-based compensation	(13,774)	(18,113)
Payments related to share repurchases	(9,289)	(9,235)
Purchase of non-controlling units from third-party shareholders	(1,008)	—
Payments of contingent consideration	—	(750)
Other	3	4
Net cash used in financing activities	(49,388)	(43,741)
Effect of exchange rate on changes on cash, cash equivalents and restricted cash	3,633	(2,057)
Net change in cash, cash equivalents and restricted cash	(103,154)	(91,164)
Cash, cash equivalents and restricted cash, beginning of period	162,173	429,428
Cash, cash equivalents and restricted cash, end of period	$59,019	$338,264
Supplemental disclosures of cash flow information
Net cash paid for income taxes	$3,223	$5,460
Cash paid for interest	$10,600	$5,591
Supplemental disclosure of non-cash activities
Conversion of equity method investee loan to shares	$4,129	$2,623
Right-of-use assets obtained in exchange for lease liabilities, net	$380	$9,604
Property and equipment acquired through finance lease	$792	$14,517
Purchase of property and equipment included in accounts payable, accrued expenses and other liabilities	$2,029	$2,308
Internally developed software costs included in accounts payable, accrued expenses and other liabilities	$—	$628
Membership interest liabilities included in other liabilities	$—	$752
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

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2022 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2023 and results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other income (expense), net in the condensed consolidated statements of operations.

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for other interim periods or for the full fiscal year.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
 Reclassifications

Certain amounts in the condensed consolidated balance sheets as of December 31, 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 have been reclassified to conform to the current period presentation. These reclassifications did not change the previously reported total assets, total liabilities and equity, or net change in cash and cash equivalents and did not affect the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss or condensed consolidated statements of stockholders' equity.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows:

	June 30,
	2023	2022

	(in thousands)
Cash and cash equivalents	$59,019	$338,115
Restricted cash included in prepaid expenses and other current assets	—	149
Total cash, cash equivalents and restricted cash	$59,019	$338,264

Related Party Transactions

The Company has an approximate 3.8% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenue from the private services company totaled $3.3 million and $4.3 million in the three months ended June 30, 2023 and 2022, respectively. Revenue from the private services company totaled $6.9 million and $9.0 million in the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company recorded a net receivable from the private services company of $1.9 million and $2.0 million, respectively.

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

3.Acquisitions

Acquisition of Redi2 Technologies

On July 1, 2022, the Company completed the acquisition of all of the issued and outstanding shares of Redi2 Technologies ("Redi2"). Redi2 provides revenue management and hosted fee-billing solutions. Its platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance. Redi2 has been integrated into the Envestnet Wealth Solutions segment.

In connection with the Redi2 acquisition, the Company paid estimated consideration as follows:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate

	(in thousands)
Cash consideration, net	$69,406	$—	$69,406
Estimated working capital adjustment	(1,465)	932	(533)
Total	$67,941	$932	$68,873

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The Company funded the Redi2 acquisition with available cash resources. In addition, certain executives may earn up to $20.0 million in performance bonuses based upon the achievement of certain target financial and non-financial metrics. These performance bonuses will be recognized as compensation and benefits expense in the condensed consolidated statements of operations. The Company recognized $1.1 million and $1.5 million related to these performance bonuses during the three and six months ended June 30, 2023, respectively.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

	Preliminary Estimate	Measurement Period Adjustments	Revised Estimate

	(in thousands)
Total current assets	$1,985	$—	$1,985
Other non-current assets	3,349	(28)	3,321
Identifiable intangible assets	26,500	—	26,500
Goodwill	44,236	2,231	46,467
Total assets acquired	76,070	2,203	78,273

Accounts payable, accrued expenses and other current liabilities	(1,157)	(1,271)	(2,428)
Operating lease liabilities	(2,201)	—	(2,201)
Deferred revenue	(4,771)	—	(4,771)
Total liabilities assumed	(8,129)	(1,271)	(9,400)
Total net assets acquired, net of cash received	$67,941	$932	$68,873

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

During the six months ended June 30, 2023 the Company completed the acquisition accounting related to the Redi2 acquisition, finalizing the valuation of tangible assets acquired, liabilities assumed, identifiable intangible assets and goodwill balances. No measurement period adjustments were made during the six months ended June 30, 2023.

The results of Redi2 were included in the condensed consolidated statements of operations beginning July 1, 2022 and are not considered material to the Company’s results of operations.

For the three and six months ended June 30, 2023, the Company’s acquisition related costs were not material, and are included in general and administrative expenses. The Company may incur additional acquisition related costs over the remainder of 2023.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Prepaid technology	$15,387	$16,649
Prepaid insurance	5,473	2,881
Non-income tax receivable	5,383	5,488
Other	15,663	16,345
Total prepaid expenses and other current assets	$41,906	$41,363

5.Internally Developed Software, Net

Internally developed software, net consisted of the following:

		June 30,	December 31,
	Estimated Useful Life	2023	2022

		(in thousands)
Internally developed software	5 years	$359,365	$313,200
Less: accumulated amortization		(152,130)	(128,642)
Internally developed software, net		$207,235	$184,558

6.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	June 30,	December 31,
	2023	2022

	(in thousands)
United States	$271,230	$245,817
India	2,665	1,093
Other	8	91
Total long-lived assets, net	$273,903	$247,001

See “Note 14—Revenue and Direct Expense” for detail of revenue by geographic area.

7.Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)
Customer lists	$604,080	$(306,457)	$297,623	$604,080	$(285,288)	$318,792
Proprietary technologies	109,057	(51,549)	57,508	113,224	(59,401)	53,823
Trade names	15,700	(9,496)	6,204	15,700	(8,320)	7,380
Total intangible assets	$728,837	$(367,502)	$361,335	$733,004	$(353,009)	$379,995

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
On April 1, 2022, the Company entered into a purchase agreement with a privately held company to acquire technology solutions being developed by this privately held company for a purchase price of $9.0 million, including an advance of $4.0 million. The purchase agreement was amended in January 2023 to include additional functionality and features for additional consideration of $5.0 million. The Company closed the transaction and paid the remaining $10.0 million during the three months ended March 31, 2023. This proprietary technology asset has been integrated into the Envestnet Data & Analytics segment and is being amortized over an estimated useful life of five years.

On May 19, 2023, the Company entered into a purchase agreement with this same privately held company to acquire technology solutions being developed by this privately held company for a purchase price of $7.0 million, including an advance of $2.0 million. In addition, the prior purchase agreements that were entered into with this privately held company in June 2021 and April 2022 were amended in May 2023 to remove the earn-out payment provisions.

During the six months ended June 30, 2023, the Company retired fully amortized proprietary technologies with a historical cost of $17.5 million.

Future amortization expense of the Company's intangible assets as of June 30, 2023, is expected to be as follows (in thousands):

Remainder of 2023	$30,136
2024	55,968
2025	52,573
2026	45,048
2027	36,283
Thereafter	141,327
Total	$361,335

8.Depreciation and Amortization Expense

Depreciation and amortization expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Intangible asset amortization	$15,720	$17,645	$32,660	$35,165
Internally developed software amortization	12,398	9,087	23,488	17,581
Property and equipment depreciation	5,688	5,450	10,599	11,054
Total depreciation and amortization	$33,806	$32,182	$66,747	$63,800

9.Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Balance as of December 31, 2022	$679,739	$318,675	$998,414
Foreign currency translation	—	22	22
Balance as of June 30, 2023	$679,739	$318,697	$998,436

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

In connection with the Convertible Promissory Note, the Company concurrently entered into a call option agreement with the privately held company, which provides the Company an option to acquire the privately held company at a predetermined price as of the earlier of July 2024 or upon satisfaction of certain financial metrics. Subsequent to June 30, 2023, the financial metrics were met, however, the Company did not exercise the call option.

The Company accounts for this loan receivable in accordance with ASC 310 - Receivables as it is not a security and includes it in other assets in the condensed consolidated balance sheets. Credit impairment is measured as the difference between this loan receivable’s amortized cost and its estimated recoverable value, which is the present value of its expected future cash flows discounted at the effective interest rate. There was no impairment for this investment during the six months ended June 30, 2023.

11.Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Accrued investment manager fees	$105,913	$99,851
Accrued compensation and related taxes	57,771	77,939
Accounts payable	27,853	11,271
Accrued professional services	17,622	10,762
Income tax payable	13,102	260
Accrued technology	8,331	6,393
Accrued treasury stock purchases	—	9,289
Other accrued expenses	9,244	18,101
Total accounts payable, accrued expenses and other current liabilities	$239,836	$233,866

During the three and six months ended June 30, 2023, as part of a reduction in force initiative, the Company entered into separation agreements with a number of employees. In connection with the reduction in force initiatives as well as a fourth quarter 2022 organizational realignment, the Company incurred approximately $8.2 million and $14.4 million in total severance expense in the three and six months ended June 30, 2023, respectively. As of June 30, 2023 the Company had accrued approximately $9.4 million in severance related expenses in accrued compensation and related taxes.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
12.Debt

The following tables set forth the carrying value and estimated fair value of the Company's debt obligations as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Revolving Credit Facility	$20,000	$—	$20,000	$20,000
Convertible Notes due 2025	317,500	(3,870)	313,630	292,576
Convertible Notes due 2027	575,000	(14,455)	560,545	607,499
Total debt	$912,500	$(18,325)	$894,175	$920,075

	December 31, 2022
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—
Convertible Notes due 2023	45,000	(114)	44,886	46,058
Convertible Notes due 2025	317,500	(4,765)	312,735	293,688
Convertible Notes due 2027	575,000	(15,966)	559,034	606,119
Total debt	$937,500	$(20,845)	$916,655	$945,865

Revolving Credit Facility

The Revolving Credit Facility contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with these financial covenants as of June 30, 2023.

As of June 30, 2023, the Company had $20.0 million of borrowings under the Revolving Credit Facility at an effective interest rate of 7.5%, with a remaining available balance on the Revolving Credit Facility of $480.0 million.

On July 19, 2023, the $20.0 million outstanding balance under the Revolving Credit Facility was repaid and the remaining available balance on the Revolving Credit Facility was $500.0 million.

As of June 30, 2023 and December 31, 2022, debt issuance costs related to the Revolving Credit Facility included in prepaid expense and other current assets in the condensed consolidated balance sheets was $0.7 million and $0.7 million, respectively and included in other assets in the condensed consolidated balance sheets was $1.8 million and $2.2 million, respectively.

Convertible Notes due 2023

The Convertible Notes due 2023 matured on June 1, 2023. Upon maturity, the Company settled the remaining aggregate principal amount on the Convertible Notes due 2023 for $45.0 million. The Convertible Notes due 2023 were paid using a combination of cash on hand and borrowings under the Company's Revolving Credit Facility. No shares of the Company's common stock were issued upon settlement of the Convertible Notes due 2023.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Interest Expense

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Convertible Notes interest	$4,543	$2,480	$9,108	$4,960
Amortization of debt discount and issuance costs	1,427	1,415	2,869	3,474
Undrawn and other fees	311	317	624	631
Revolving Credit Facility interest	250	—	250	—
Total interest expense	$6,531	$4,212	$12,851	$9,065

The effective interest rate of the Notes was equal to the stated interest rate plus the amortization of the debt issuance costs and is set forth below:

	June 30,	June 30,
	2023	2022

Convertible Notes due 2023	N/A	2.4%
Convertible Notes due 2025	1.3%	1.3%
Convertible Notes due 2027	3.2%	N/A

13.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, based on the three-tier fair value hierarchy, as described in detail within the Company's Annual Report on Form 10-K:

	June 30, 2023
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$23,764	$23,764	$—	$—
Assets to fund deferred compensation liability	10,635	—	—	10,635
Total assets	$34,399	$23,764	$—	$10,635
Liabilities:
Deferred compensation liability	8,864	8,864	—	—
Total liabilities	$8,864	$8,864	$—	$—

	December 31, 2022
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$2,628	$2,628	$—	$—
Assets to fund deferred compensation liability	10,074	—	—	10,074
Total assets	$12,702	$2,628	$—	$10,074
Liabilities:
Deferred compensation liability	8,088	8,088	—	—
Total liabilities	$8,088	$8,088	$—	$—

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the six months ended June 30, 2023 and 2022.

Fair Value of Assets Used to Fund the Deferred Compensation Liability

The table below presents a reconciliation of the assets used to fund the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2022 to June 30, 2023:

Fair Value of Assets Used to Fund Deferred Compensation Liability

(in thousands)
Balance as of December 31, 2022	$10,074
Fair value adjustments and fees	561
Balance as of June 30, 2023	$10,635

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

Fair Value of Debt Agreements

The Company considered its Convertible Notes to be Level II liabilities as of June 30, 2023 and December 31, 2022, and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on June 30, 2023 and December 31, 2022, respectively (See “Note 12—Debt”).

Fair Value of Other Financial Assets and Liabilities

The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities as of June 30, 2023 and December 31, 2022, based upon the short-term nature of these assets and liabilities.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
14.Revenue and Direct Expense

Disaggregation of Revenue

The following table presents the Company’s revenue by segment disaggregated by major source:

	Three Months Ended June 30,
	2023			2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated

	(in thousands)
Revenue:
Asset-based	$185,762	$—	$185,762	$191,972	$—	$191,972
Subscription-based	75,509	39,450	114,959	73,568	44,552	118,120
Total recurring revenue	261,271	39,450	300,721	265,540	44,552	310,092
Professional services and other revenue	10,310	1,403	11,713	6,460	2,300	8,760
Total revenue	$271,581	$40,853	$312,434	$272,000	$46,852	$318,852

	Six Months Ended June 30,
	2023			2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated

	(in thousands)
Revenue:
Asset-based	$362,694	$—	$362,694	$394,689	$—	$394,689
Subscription-based	151,994	80,044	232,038	142,105	90,749	232,854
Total recurring revenue	514,688	80,044	594,732	536,794	90,749	627,543
Professional services and other revenue	13,553	2,856	16,409	8,774	3,898	12,672
Total revenue	$528,241	$82,900	$611,141	$545,568	$94,647	$640,215

The following table presents the Company’s revenue disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
United States	$306,946	$314,271	$600,160	$631,000
International	5,488	4,581	10,981	9,215
Total revenue	$312,434	$318,852	$611,141	$640,215

Remaining Performance Obligations

As of June 30, 2023, the Company's estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $531.0 million. We expect to recognize approximately 24% of this revenue during the remainder of 2023, approximately 55% throughout 2024 and 2025, with the balance recognized thereafter. These remaining performance obligations are not indicative of revenue for future periods.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Contract Balances

Total deferred revenue as of June 30, 2023 decreased by $0.9 million from December 31, 2022, primarily the result of timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized for the three months ended June 30, 2023 and 2022 that was included in the opening deferred revenue balance was $11.5 million and $10.2 million, respectively. The amount of revenue recognized for the six months ended June 30, 2023 and 2022,that was included in the opening deferred revenue balance was $28.2 million and $26.1 million, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $10.9 million and $11.0 million as of June 30, 2023 and December 31, 2022, respectively. Amortization expense for the deferred sales incentive compensation was $1.2 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for the deferred sales incentive compensation was $2.3 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively. Deferred sales incentive compensation is included in other assets in the condensed consolidated balance sheets and amortization expense is included in employee compensation expense in the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the six months ended June 30, 2023 and 2022.

Direct Expense

The following table summarizes direct expense by revenue category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Asset-based	$108,532	$112,301	$211,155	$229,729
Subscription-based	6,933	7,241	13,295	15,052
Professional services and other	8,032	6,940	8,036	6,983
Total direct expense	$123,497	$126,482	$232,486	$251,764

15.Stock-Based Compensation

The Company has stock options, RSUs and PSUs outstanding under the 2010 Plan and the 2019 Equity Plan. As of June 30, 2023, the maximum number of common shares available for future issuance under the Company's plans is 1,626,985.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Stock-based compensation expense	$21,390	$22,876	$40,843	$44,566
Tax effect on stock-based compensation expense	(5,454)	(5,833)	(10,415)	(11,364)
Net effect on income	$15,936	$17,043	$30,428	$33,202

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the three and six months ended June 30, 2023 and 2022.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Stock Options

The following table summarizes option activity under the Company’s plans:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value

			(in years)	(in thousands)
Outstanding as of December 31, 2022	277,535	$40.07	2.2	$6,005
Exercised	(39,954)	$17.00
Forfeited	(25)	$74.83
Outstanding as of June 30, 2023	237,556	$43.95	1.9	$3,661
Options exercisable as of June 30, 2023	237,349	$43.93	1.8	$3,661

As of June 30, 2023, there was an immaterial amount of unrecognized stock-based compensation expense related to stock options, which the Company expects to recognize over a weighted-average period of 0.1 years.

Restricted Stock Units and Performance Stock Units

The following table summarizes RSU and PSU activity under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share

Non-vested as of December 31, 2022	1,681,976	$72.69	259,049	$74.83
Granted	1,094,308	$61.12	40,010	$69.47
Vested	(665,092)	$73.75	(21,994)	$76.28
Forfeited	(132,017)	$77.29	(50,240)	$77.59
Non-vested as of June 30, 2023	1,979,175	$65.63	226,825	$73.14

As of June 30, 2023, there was $108.6 million of unrecognized stock-based compensation expense related to RSUs, which the Company expects to recognize over a weighted-average period of 2.0 years. As of June 30, 2023, there was $6.2 million of unrecognized stock-based compensation expense related to PSUs, which the Company expects to recognize over a weighted-average period of 1.2 years.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
16. Income Taxes

The following table includes the Company’s loss before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands, except for effective tax rate)
Loss before income tax provision (benefit)	$(22,714)	$(30,101)	$(41,706)	$(42,789)
Income tax provision (benefit)	$418	$(5,833)	$24,187	$(3,813)
Effective tax rate	(1.8)%	19.4%	(58.0)%	8.9%

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

For the three and six months ended June 30, 2023, the Company’s effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

For the three and six months ended June 30, 2022, the Company's effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state R&D credits and the partial reserve release of an uncertain tax position due to the expiration of a statute of limitations.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. enacted the IRA, which, among other things, implements a 15% minimum tax on book income of certain large corporations and a 1% excise tax on net stock repurchases. The provisions of the IRA became effective beginning in 2023. The Company does not anticipate a material impact on the consolidated financial statements.

17.Net Loss Per Share

Securities that were anti-dilutive and therefore excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Convertible Notes	11,253,471	9,898,549	11,361,458	9,898,549
Non-vested RSUs and PSUs	2,206,000	2,299,589	2,206,000	2,299,589
Options to purchase common stock	237,556	319,585	237,556	319,585
Warrants	—	470,000	—	470,000
Total anti-dilutive securities	13,697,027	12,987,723	13,805,014	12,987,723

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses may include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenue was not material for the three and six months ended June 30, 2023 and 2022.

See “Note 14—Revenue and Direct Expense” for detail of revenue by segment.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net loss attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Envestnet Wealth Solutions	$23,399	$3,968	$46,862	$29,237
Envestnet Data & Analytics	(10,993)	(3,705)	(18,773)	(9,292)
Nonsegment operating expenses	(27,718)	(31,986)	(54,458)	(58,389)
Loss from operations	(15,312)	(31,723)	(26,369)	(38,444)
Other (expense) income, net	(7,402)	1,622	(15,337)	(4,345)
Consolidated loss before income tax provision (benefit)	(22,714)	(30,101)	(41,706)	(42,789)
Income tax provision (benefit)	418	(5,833)	24,187	(3,813)
Consolidated net loss	(23,132)	(24,268)	(65,893)	(38,976)
Add: Net loss attributable to non-controlling interest	1,716	983	3,249	1,832
Consolidated net loss attributable to Envestnet, Inc.	$(21,416)	$(23,285)	$(62,644)	$(37,144)

The following table presents a summary of consolidated total assets by segment:

	June 30,	December 31,
	2023	2022

	(in thousands)
Envestnet Wealth Solutions	$1,479,455	$1,503,646
Envestnet Data & Analytics	574,450	608,519
Consolidated total assets	$2,053,905	$2,112,165

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

On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee’s counterclaims. On September 15, 2020, the District Court denied FinancialApps’ motion on all counts except for the breach-of-contract claim which was dismissed on a pleading technicality without prejudice. On that count, the Court granted Yodlee leave to amend its counterclaim, cure the technical deficiency, and reassert its claim. Yodlee and Envestnet filed amended counterclaims on September 30, 2020. The amended counterclaims (1) cure that technical deficiency and reassert Yodlee’s contract counterclaim; and (2) broaden the defamation counterclaims arising out of various defamatory statements FinancialApps disseminated in the trade press after filing the lawsuit. On January 14, 2021, the Court ordered that (i) FinancialApps' claims against Yodlee—as well as Yodlee’s counterclaims against FinancialApps—must be tried before the judge instead of a jury pursuant to a jury waiver provision in the parties’ agreement; and (ii) FinancialApps' claims against Envestnet (and Envestnet’s counterclaim) must be heard by a jury. The Court has scheduled the Envestnet jury trial to take place before the Yodlee bench trial. Fact discovery closed on April 23, 2021, other than a few outstanding matters, and expert discovery concluded on September 30, 2022. The parties’ respective summary judgment and motions to exclude the presentation of expert testimony (a “Daubert Motion”) are fully briefed and are awaiting final ruling. On July 25, 2023, the Magistrate Judge issued a report and recommendation that the Court grant FinancialApps’ summary judgment motion on Envestnet’s defamation counterclaim. The Magistrate Judge did not make a ruling as to Yodlee’s defamation counterclaim. On July 28, 2023, the Magistrate Judge denied Envestnet and Yodlee's Daubert motion to exclude FinancialApps' technical expert, Isaac Pflaum. On July 31, 2023, the Magistrate Judge issued a report and recommendation that the Court grant in part and deny in part Envestnet's summary judgment motion. The Magistrate Judge recommended that the motion be denied as to FinancialApps' vicarious liability theory and direct liability theory but recommended that the motion be granted with respect to the unjust enrichment count. The reports and recommendations are not final rulings, however, and the Company is permitted and intends to object to their adoption. The Company believes FinancialApps' allegations are without merit and will continue to defend the claims against it and litigate the counterclaims vigorously.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The Company and Yodlee were also named as defendants in a putative class action lawsuit filed on August 25, 2020, by Plaintiff Deborah Wesch in the United States District Court for the Northern District of California. On October 21, 2020, an amended class action complaint was filed by Plaintiff Wesch and nine additional named plaintiffs. The case caption is Deborah Wesch, et al., v. Yodlee, Inc., et al., Case No. 3:20-cv-05991-SK. Plaintiffs allege that Yodlee unlawfully collected their financial transaction data when plaintiffs linked their bank accounts to a mobile application that uses Yodlee’s API, and plaintiffs further allege that Yodlee unlawfully sold the transaction data to third parties. The complaint alleges violations of certain California statutes and common law, including the Unfair Competition Law, and federal statutes, including the Stored Communications Act. Plaintiffs are seeking monetary damages and equitable and injunctive relief on behalf of themselves and a putative nationwide class and California subclass of persons who provided their log-in credentials to a Yodlee-powered app in an allegedly similar manner from 2014 to the present. The Company believes that it is not properly named as a defendant in the lawsuit and it further believes, along with Yodlee, that plaintiffs’ claims are without merit. On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint. On February 16, 2021, the district court granted in part and denied in part Yodlee’s motion to dismiss the amended complaint and granted the plaintiffs leave to further amend. The Court reserved ruling on the Company’s motion to dismiss and granted limited jurisdictional discovery to the plaintiffs. On March 15, 2021, Plaintiffs filed a second amended class action complaint re-alleging, among others, the claims the district court had dismissed. The second amended complaint did not allege any claims against the Company or Yodlee that were not previously alleged in first amended complaint. On May 5, 2021, the Company filed a motion to dismiss all claims asserted against it in the second amended complaint, and Yodlee filed a motion to dismiss most claims asserted against it in the second amended complaint. On July 19, 2021, the Court granted in part Yodlee’s motion, resulting in the dismissal of all federal law claims and two of the state-law claims. On August 5, 2021, the Court granted the Company's motion to dismiss, and dismissed the Company from the lawsuit. On October 8, 2021, Yodlee filed an early motion for summary judgment. On August 12, 2022, Plaintiffs moved for leave to file a third amended complaint, which Yodlee opposed. On September 29, 2022, the Court denied Plaintiffs’ motion to amend the complaint. On December 13, 2022, the Court granted in part and denied in part Yodlee’s early motion for summary judgment, narrowing the scope of issues that remain to be resolved. On January 30, 2023, the Court granted Yodlee’s motion for reconsideration and dismissed one additional claim. On July 20, 2023, the Court granted Yodlee’s motion for judgment on the pleadings and dismissed equitable monetary claims, allowing Plaintiffs leave to seek to amend by August 7, 2023. Yodlee will continue to vigorously defend the remaining claims against it.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2023. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2023 and the consolidated financial statements and related notes included on Form 10-K for the year ended December 31, 2022.

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

Approximately 107,000 advisors and approximately 6,900 companies, including 16 of the 20 largest U.S. banks, 47 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIAs, and hundreds of FinTech companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients. We also operate six RIAs registered with the SEC. We believe that our business model results in a high degree of recurring and predictable financial results.

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

Recent Developments

Macroeconomic Environment

Our business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. Recent geopolitical uncertainty resulting, in part, from military conflict between Russia and Ukraine which escalated in February 2022, as well as rising inflation, contributed to significant volatility and decline in global financial markets during 2022 which continue as of the date of this Quarterly Report. The uncertainty over the extent and duration of the ongoing conflict and this period of inflation continues to cause disruptions to businesses and markets worldwide. The extent of the effect on our financial performance will continue to depend on future developments, including the extent and duration of the conflict and this period of inflation, the Federal Reserve's monetary policy in response to rising inflation, the extent of economic sanctions imposed, changes in market interest rates, further governmental and private sector responses and the timing and extent normal economic conditions resume, all of which are uncertain and difficult to predict. Although we are unable to estimate the overall financial effect of the conflict and this period of inflation at this time, as these conditions continue, they could have a material adverse effect on our business, results of operations, financial condition and cash flows. As of June 30, 2023, the consolidated financial statements do not reflect any adjustments as a result of these macroeconomic conditions.

Convertible Promissory Note

On January 31, 2023, we entered into a Convertible Promissory Note with a customer of the Company's business, a privately held company, whereby the Company was issued a convertible promissory note with a principal amount of $20.0 million and a stated interest rate of 8.0% per annum. The Convertible Promissory Note has a maturity date of January 31, 2026 and is convertible into common stock or preferred stock of the privately held company upon qualified financing events or corporate transactions.

In connection with the Convertible Promissory Note, we concurrently entered into a call option agreement with the privately held company, which provides the Company an option to acquire the privately held company at a predetermined price as of the earlier of July 2024 or upon satisfaction of certain financial metrics. Subsequent to June 30, 2023, the financial metrics were met, however, the Company did not exercise the call option.

Convertible Notes due 2023

The Convertible Notes due 2023 matured on June 1, 2023. Upon maturity, we settled the remaining aggregate principal amount on the Convertible Notes due 2023 for $45.0 million. The Convertible Notes due 2023 were paid using a combination of cash on hand and borrowings on the Company's Revolving Credit Facility. No shares of the Company's common stock were issued upon settlement of the Convertible Notes due 2023.

Reduction in Force

During the three and six months ended June 30, 2023, as part of a reduction in force initiative, we entered into separation agreements with a number of employees. In connection with the reduction in force initiatives as well as a fourth quarter 2022 organizational realignment, we incurred approximately $8.2 million and $14.4 million of total severance expense in the three and six months ended June 30, 2023, respectively.

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

Key Metrics

Envestnet Wealth Solutions Segment

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2022	2022	2022	2023	2023

	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$325,209	$315,883	$341,144	$363,244	$384,773
Assets under Administration (“AUA”)	352,840	350,576	367,412	379,843	394,078
Total AUM/A	678,049	666,459	708,556	743,087	778,851
Subscription	4,312,114	4,134,414	4,382,109	4,566,971	4,643,313
Total Platform Assets	$4,990,163	$4,800,873	$5,090,665	$5,310,058	$5,422,164
Platform Accounts
AUM	1,491,861	1,522,968	1,547,009	1,571,862	1,609,677
AUA	1,061,484	1,135,302	1,135,026	1,142,166	1,144,375
Total AUM/A	2,553,345	2,658,270	2,682,035	2,714,028	2,754,052
Subscription	15,312,144	15,596,403	15,665,020	15,779,980	15,916,955
Total Platform Accounts	17,865,489	18,254,673	18,347,055	18,494,008	18,671,007
Advisors
AUM/A	38,394	38,417	38,025	38,611	38,809
Subscription	66,838	67,348	67,520	67,843	68,439
Total Advisors	105,232	105,765	105,545	106,454	107,248

The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended June 30, 2023
	As of March 31,	Gross		Net	Market	Reclass to	As of June 30,
	2023	Sales	Redemptions	Flows	Impact	Subscription	2023

	(in millions, except account data)
AUM	$363,244	$25,282	$(16,630)	$8,652	$12,877	$—	$384,773
AUA	379,843	25,389	(24,013)	1,376	13,629	(770)	394,078
Total AUM/A	$743,087	$50,671	$(40,643)	$10,028	$26,506	$(770)	$778,851
Fee-Based Accounts	2,714,028			44,244		(4,220)	2,754,052

The above AUM/A gross sales figures for the three months ended June 30, 2023 include $11.8 billion in new client conversions. We onboarded an additional $19.3 billion in subscription conversions during the three months ended June 30, 2023 bringing total conversions for the three months ended June 30, 2023 to $31.1 billion.

	Asset Rollforward - Six Months Ended June 30, 2023
	As of December 31,	Gross		Net	Market	Reclass to	As of June 30,
	2022	Sales	Redemptions	Flows	Impact	Subscription	2023

	(in millions, except account data)
AUM	$341,144	$49,939	$(32,307)	$17,632	$27,136	$(1,139)	$384,773
AUA	367,412	57,940	(45,560)	12,380	28,158	(13,872)	394,078
Total AUM/A	$708,556	$107,879	$(77,867)	$30,012	$55,294	$(15,011)	$778,851
Fee-Based Accounts	2,682,035			160,493		(88,476)	2,754,052

The above AUM/A gross sales figures for the six months ended June 30, 2023 include $28.9 billion in new client conversions. We onboarded an additional $68.1 billion in subscription conversions during the six months ended June 30, 2023 bringing total conversions for the six months ended June 30, 2023 to $97.0 billion.

Asset and account figures in the “Reclass to Subscription” columns for the three and six months ended June 30, 2023 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

Envestnet Data & Analytics Segment

The following table provides information regarding the amount of paid-end users and firms using the Envestnet Data & Analytics platform in the periods indicated:

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2022	2022	2022	2023	2023

	(in millions, except number of firms data)
Number of paying users	37.2	38.1	38.8	37.5	38.0
Number of firms	1,731	1,815	1,827	1,851	1,873

Operational Highlights

	Three Months Ended
	June 30,		$	%
	2023	2022	Change	Change

	(in thousands, except percentages)
Revenue:
Envestnet Wealth Solutions:
Asset-based	$185,762	$191,972	$(6,210)	(3)%
Subscription-based	75,509	73,568	1,941	3%
Total recurring revenue	261,271	265,540	(4,269)	(2)%
Professional services and other revenue	10,310	6,460	3,850	60%
Total Envestnet Wealth Solutions revenue	$271,581	$272,000	$(419)	—%

Envestnet Data & Analytics:
Subscription-based	$39,450	$44,552	$(5,102)	(11)%
Total recurring revenue	39,450	44,552	(5,102)	(11)%
Professional services and other revenue	1,403	2,300	(897)	(39)%
Total Envestnet Data & Analytics revenue	$40,853	$46,852	$(5,999)	(13)%

Total consolidated revenue	$312,434	$318,852	$(6,418)	(2)%

Deferred revenue fair value adjustment	17	54	(37)	(69)%
Total consolidated adjusted revenue*	$312,451	$318,906	$(6,455)	(2)%

Consolidated net loss attributable to Envestnet, Inc.	$(21,416)	$(23,285)	$1,869	8%
Net loss attributable to Envestnet, Inc. per share - basic and diluted	$(0.39)	$(0.42)	$0.03	7%

Adjusted EBITDA*	$57,785	$57,126	$659	1%
Adjusted net income*	$30,391	$32,024	$(1,633)	(5)%
Adjusted net income per diluted share*	$0.46	$0.49	$(0.03)	(6)%
__________________________________________________________
*Non-GAAP financial measure. See "Non-GAAP Financial Measures" below for definitions and reconciliations of non-GAAP measures.

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$185,762	59%	$191,972	60%	$(6,210)	(3)%
Subscription-based	114,959	37%	118,120	37%	(3,161)	(3)%
Total recurring revenue	300,721	96%	310,092	97%	(9,371)	(3)%
Professional services and other revenue	11,713	4%	8,760	3%	2,953	34%
Total revenue	312,434	100%	318,852	100%	(6,418)	(2)%
Operating expenses:
Direct expense	123,497	40%	126,482	40%	(2,985)	(2)%
Employee compensation	117,097	37%	125,767	39%	(8,670)	(7)%
General and administrative	53,346	17%	66,144	21%	(12,798)	(19)%
Depreciation and amortization	33,806	11%	32,182	10%	1,624	5%
Total operating expenses	327,746	105%	350,575	110%	(22,829)	(7)%
Loss from operations	(15,312)	(5)%	(31,723)	(10)%	16,411	52%
Other (expense) income, net	(7,402)	(2)%	1,622	1%	(9,024)	*
Loss before income tax provision (benefit)	(22,714)	(7)%	(30,101)	(9)%	7,387	25%
Income tax provision (benefit)	418	—%	(5,833)	(2)%	6,251	107%
Net loss	(23,132)	(7)%	(24,268)	(8)%	1,136	5%
Add: Net loss attributable to non-controlling interest	1,716	1%	983	—%	733	75%
Net loss attributable to Envestnet, Inc.	$(21,416)	(7)%	$(23,285)	(7)%	$1,869	8%
__________________________________________________________
*Not meaningful

Asset-based recurring revenue

Asset-based recurring revenue decreased $6.2 million, or 3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a decrease in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 38,000 as of June 30, 2022 to approximately 39,000 as of June 30, 2023, and the number of AUM/A client accounts increased from approximately 2.6 million as of June 30, 2022 to approximately 2.8 million as of June 30, 2023.

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $3.2 million, or 3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a decrease of $5.1 million in the Envestnet Data & Analytics segment, which is primarily attributable to competitive pricing pressures in the research business, partially offset by an increase of $1.9 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue increased $3.0 million, or 34%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense decreased $3.0 million, or 2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a decrease in asset-based direct expense, which directly correlates with the decrease to asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $8.7 million, or 7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $8.6 million, which is primarily a result of the outsourcing arrangement with TCS in the Envestnet Data & Analytics segment, which shifted certain expenses from employee compensation to general and administrative expense, a reduction in force initiative in the first and second quarter of 2023 and the organizational realignment in the fourth quarter of 2022, a decrease in non-cash compensation expense of $2.1 million and other immaterial decreases within employee compensation, partially offset by an increase in incentive compensation of $2.1 million and an increase in severance expense of $1.1 million as a result of the reduction in force and organizational realignment.

General and administrative

General and administrative expenses decreased $12.8 million, or 19%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to decreases in lease restructuring and asset retirement costs of $15.5 million, litigation related expense of $2.2 million, marketing costs of $2.1 million and other immaterial decreases within general and administrative expense. These decreases were partially offset by increases in software and maintenance charges of $7.3 million primarily a result of the outsourcing arrangement with TCS.

As a percentage of total revenue, general and administrative decreased 4% points for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily a result of the lease restructuring and asset retirement costs during the three months ended June 30, 2022 as well as a decrease in revenue in the three months ended June 30, 2023 compared to the prior year period.

Depreciation and amortization

Depreciation and amortization expense increased $1.6 million, or 5%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to increases in amortization related to internally developed software of $3.3 million, partially offset by decreases in amortization related to intangible assets of $1.9 million.

Other (expense) income, net

Other expense, net increased $9.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a $6.4 million decrease in dilution gain on equity method investee share issuance, a $1.5 million increase in loss allocations from equity method investments and a $1.4 million increase in interest expense, net.

Income tax provision (benefit)

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

For the three months ended June 30, 2023, our effective tax rate of (1.8%) differed from the statutory rate primarily due to the increase in the valuation allowance we have placed on a portion of U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

For the three months ended June 30, 2022, our effective tax rate of 19.4% differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state R&D credits and the partial reserve release of uncertain tax position due to the expiration of a statue of limitations.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

	Six Months Ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$362,694	59%	$394,689	62%	$(31,995)	(8)%
Subscription-based	232,038	38%	232,854	36%	(816)	—%
Total recurring revenue	594,732	97%	627,543	98%	(32,811)	(5)%
Professional services and other revenue	16,409	3%	12,672	2%	3,737	29%
Total revenue	611,141	100%	640,215	100%	(29,074)	(5)%
Operating expenses:
Direct expense	232,486	38%	251,764	39%	(19,278)	(8)%
Employee compensation	231,312	38%	252,616	39%	(21,304)	(8)%
General and administrative	106,965	18%	110,479	17%	(3,514)	(3)%
Depreciation and amortization	66,747	11%	63,800	10%	2,947	5%
Total operating expenses	637,510	104%	678,659	106%	(41,149)	(6)%
Loss from operations	(26,369)	(4)%	(38,444)	(6)%	12,075	31%
Other expense, net	(15,337)	(3)%	(4,345)	(1)%	(10,992)	*
Loss before income tax provision (benefit)	(41,706)	(7)%	(42,789)	(7)%	1,083	3%
Income tax provision (benefit)	24,187	4%	(3,813)	(1)%	28,000	*
Net loss	(65,893)	(11)%	(38,976)	(6)%	(26,917)	(69)%
Add: Net loss attributable to non-controlling interest	3,249	1%	1,832	—%	1,417	77%
Net loss attributable to Envestnet, Inc.	$(62,644)	(10)%	$(37,144)	(6)%	$(25,500)	(69)%
__________________________________________________________
*Not meaningful

Asset-based recurring revenue

Asset-based recurring revenue decreased $32.0 million, or 8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 38,000 as of June 30, 2022 to approximately 39,000 as of June 30, 2023, and the number of AUM/A client accounts increased from approximately 2.6 million as of June 30, 2022 to approximately 2.8 million as of June 30, 2023.

As a percentage of total revenue, asset-based recurring revenue decreased 3% points primarily due to the overall decrease in asset-based recurring revenue.

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $0.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease of $10.7 million in the Envestnet Data & Analytics segment, which is primarily attributable to competitive pricing pressures in the research business, partially offset by an increase of $9.9 million in the Envestnet Wealth Solutions segment, primarily attributable to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue increased $3.7 million, or 29%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense decreased $19.3 million, or 8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in asset-based direct expense, which directly correlates with the decrease to asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $21.3 million, or 8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $18.1 million, which is primarily a result of the outsourcing arrangement with TCS in the Envestnet Data & Analytics segment, which shifted certain expenses from employee compensation to general and administrative expense, a reduction in force initiative in the first and second quarter of 2023 and the organizational realignment in the fourth quarter of 2022, a decrease in non-cash compensation expense of $4.5 million and other immaterial decreases within employee compensation, partially offset by an increase in severance expense of $4.2 million as a result of the reduction in force initiative and organizational realignment.

General and administrative

General and administrative expenses decreased $3.5 million, or 3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to decreases in lease restructuring and asset retirement costs of $14.0 million, marketing costs of 3.0 million, occupancy costs of $2.8 million and litigation related expense of $2.2 million. These decreases were partially offset by increases in software and maintenance charges of $15.9 million primarily a result of the outsourcing arrangement with TCS, $1.4 million in professional fees and other immaterial increases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $2.9 million, or 5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to increases in amortization related to internally developed software of $5.9 million, partially offset by decreases in amortization related to intangible assets of $2.5 million.

Other expense, net

Other expense, net increased $11.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a $6.4 million decrease in dilution gain on equity method investee share issuance, a $2.9 million increase in loss allocations from equity method investments and a $1.8 million increase in interest expense, net.

Income tax provision (benefit)

For the six months ended June 30, 2023, our effective tax rate of (58.0%) differed from the statutory rate primarily due to the increase in the valuation allowance we have placed on a portion of U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

For the six months ended June 30, 2022, our effective tax rate of 8.9% differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state R&D credits and the partial reserve release of uncertain tax position due to the expiration of a statue of limitations.

Segment Results

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 18—Segment Information” to the condensed consolidated financial statements.

The following table reconciles income (loss) from operations by segment to consolidated net loss attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Envestnet Wealth Solutions	$23,399	$3,968	$46,862	$29,237
Envestnet Data & Analytics	(10,993)	(3,705)	(18,773)	(9,292)
Nonsegment operating expenses	(27,718)	(31,986)	(54,458)	(58,389)
Loss from operations	(15,312)	(31,723)	(26,369)	(38,444)
Other (expense) income, net	(7,402)	1,622	(15,337)	(4,345)
Consolidated loss before income tax provision (benefit)	(22,714)	(30,101)	(41,706)	(42,789)
Income tax provision (benefit)	418	(5,833)	24,187	(3,813)
Consolidated net loss	(23,132)	(24,268)	(65,893)	(38,976)
Add: Net loss attributable to non-controlling interest	1,716	983	3,249	1,832
Consolidated net loss attributable to Envestnet, Inc.	$(21,416)	$(23,285)	$(62,644)	$(37,144)

 Envestnet Wealth Solutions

The following table presents income from operations for the Envestnet Wealth Solutions segment:

Three months ended June 30, 2023 compared to three months ended June 30, 2022

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$185,762	68%	$191,972	71%	$(6,210)	(3)%
Subscription-based	75,509	28%	73,568	27%	1,941	3%
Total recurring revenue	261,271	96%	265,540	98%	(4,269)	(2)%
Professional services and other revenue	10,310	4%	6,460	2%	3,850	60%
Total revenue	271,581	100%	272,000	100%	(419)	—%
Operating expenses:
Direct expense	118,019	43%	120,722	44%	(2,703)	(2)%
Employee compensation	75,988	28%	78,759	29%	(2,771)	(4)%
General and administrative	29,665	11%	45,001	17%	(15,336)	(34)%
Depreciation and amortization	24,510	9%	23,550	9%	960	4%
Total operating expenses	248,182	91%	268,032	99%	(19,850)	(7)%
Income from operations	$23,399	9%	$3,968	1%	$19,431	*
__________________________________________________________
*Not meaningful

Asset-based recurring revenue

Asset-based recurring revenue decreased $6.2 million, or 3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a decrease in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 38,000 as of June 30, 2022 to approximately 39,000 as of June 30, 2023, and the number of AUM/A client accounts increased from approximately 2.6 million as of June 30, 2022 to approximately 2.8 million as of June 30, 2023.

As a percentage of segment revenue, asset-based recurring revenue decreased 3% points for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a decrease in asset-based recurring revenue compared to an increase in subscription-based recurring revenue and professional services and other revenue.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $1.9 million, or 3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue increased $3.9 million, or 60%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense decreased $2.7 million, or 2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due a decrease in asset-based direct expense, which directly correlates with the decrease in asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $2.8 million, or 4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $2.0 million, which is primarily a result of a reduction in force in the first and second quarter of 2023 and an organizational realignment in the fourth quarter of 2022, a decrease in non-cash compensation expense of $1.3 million and other immaterial decreases within employee compensation, partially offset by an increase in incentive compensation expense of $2.4 million.

General and administrative

General and administrative expenses decreased $15.3 million, or 34%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to decreases in lease restructuring and asset retirement costs of $12.9 million, marketing costs of $1.7 million and other immaterial decreases within general and administrative expense.

As a percentage of segment revenue, general and administrative expenses decreased 6% points for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to the decrease in lease restructuring and asset retirement costs.

Depreciation and amortization

Depreciation and amortization expense increased $1.0 million, or 4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to increases in amortization related to internally developed software of $2.0 million, partially offset by decreases in amortization related to intangible assets of $1.6 million.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

	Six Months Ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$362,694	69%	$394,689	72%	$(31,995)	(8)%
Subscription-based	151,994	29%	142,105	26%	9,889	7%
Total recurring revenue	514,688	97%	536,794	98%	(22,106)	(4)%
Professional services and other revenue	13,553	3%	8,774	2%	4,779	54%
Total revenue	528,241	100%	545,568	100%	(17,327)	(3)%
Operating expenses:
Direct expense	222,068	42%	239,530	44%	(17,462)	(7)%
Employee compensation	152,871	29%	157,403	29%	(4,532)	(3)%
General and administrative	57,792	11%	72,361	13%	(14,569)	(20)%
Depreciation and amortization	48,648	9%	47,037	9%	1,611	3%
Total operating expenses	481,379	91%	516,331	95%	(34,952)	(7)%
Income from operations	$46,862	9%	$29,237	5%	$17,625	60%

 Asset-based recurring revenue

Asset-based recurring revenue decreased $32.0 million, or 8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 38,000 as of June 30, 2022 to approximately 39,000 as of June 30, 2023, and the number of AUM/A client accounts increased from approximately 2.6 million as of June 30, 2022 to approximately 2.8 million as of June 30, 2023.

As a percentage of segment revenue, asset-based recurring revenue decreased 3% points for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in asset-based recurring revenue compared to an increase in subscription-based recurring revenue and professional services and other revenue.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $9.9 million, or 7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to new and existing customer growth.

As a percentage of segment revenue, subscription-based recurring revenue increased 3% points primarily due to an increase in subscription-based recurring revenue compared to a decrease in asset-based recurring revenue.

Professional services and other revenue

Professional services and other revenue increased $4.8 million, or 54%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense decreased $17.5 million, or 7%, for the three months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due a decrease in asset-based direct expense, which directly correlates with the decrease in asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $4.5 million, or 3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $3.5 million, which is primarily a result of a reduction in force in the first and second quarter of 2023 and an organizational realignment in the fourth quarter of 2022, a decrease in non-cash compensation expense of $1.4 million and other immaterial decreases within employee compensation, partially offset by an increase in incentive compensation expense of $1.3 million.

General and administrative

General and administrative expenses decreased $14.6 million, or 20%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to decreases in lease restructuring and asset retirement costs of $12.2 million, marketing costs of $2.6 million and occupancy costs of $1.8 million. These decreases were partially offset by increases in software and maintenance charges of $1.5 million and other immaterial increases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $1.6 million, or 3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to increases in amortization related to internally developed software of $3.6 million, partially offset by decreases in amortization related to intangible assets of $2.1 million.

Envestnet Data & Analytics

The following table presents loss from operations for the Envestnet Data & Analytics segment:

Three months ended June 30, 2023 compared to three months ended June 30, 2022

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Subscription-based	$39,450	97%	$44,552	95%	$(5,102)	(11)%
Professional services and other revenue	1,403	3%	2,300	5%	(897)	(39)%
Total revenue	40,853	100%	46,852	100%	(5,999)	(13)%
Operating expenses:
Direct expense	5,478	13%	5,760	12%	(282)	(5)%
Employee compensation	21,749	53%	23,994	51%	(2,245)	(9)%
General and administrative	15,323	38%	12,171	26%	3,152	26%
Depreciation and amortization	9,296	23%	8,632	18%	664	8%
Total operating expenses	51,846	127%	50,557	108%	1,289	3%
Loss from operations	$(10,993)	(27)%	$(3,705)	(8)%	$(7,288)	*
__________________________________________________________
*Not meaningful

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $5.1 million, or 11%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily attributable to competitive pricing pressures in the research business.

Professional services and other revenue

Professional services and other revenue decreased $0.9 million, or 39%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense decreased $0.3 million, or 5%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to the decrease in subscription-based recurring revenue during the period.

 Employee compensation

Employee compensation decreased $2.2 million, or 9%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $5.7 million, which is primarily as a result of the outsourcing arrangement with TCS which shifted certain expenses from employee compensation to general and administrative expense, a reduction in force initiative in the first and second quarter of 2023 and an organizational realignment in the fourth quarter of 2022, partially offset by an increase in severance expense of $3.6 million as a result of the reduction in force initiative and organizational realignment.

General and administrative

General and administrative expenses increased $3.2 million, or 26%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to increases in software and maintenance charges of $6.9 million, primarily a result of the outsourcing arrangement with TCS. These increases were partially offset by decrease in litigation related expense of $2.1 million and other immaterial decreases within general and administrative expense.

As a percentage of segment revenue, general and administrative expense increased 12% points for three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to the outsourcing arrangement with TCS as well as a decrease in segment revenue in the six months ended June 30, 2023 compared to the prior year period.

Depreciation and amortization

Depreciation and amortization expense increased $0.7 million, or 8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to increases in amortization related to internally developed software of $1.3 million, partially offset by decreases in amortization related to intangible assets of $0.4 million.

As a percentage of segment revenue, depreciation and amortization expense increased 5% points for three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a decrease in segment revenue for the three months ended June 30, 2023 compared to the prior year period as well as the overall increase in depreciation and amortization expense period over period.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

	Six Months Ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Subscription-based	$80,044	97%	$90,749	96%	$(10,705)	(12)%
Professional services and other revenue	2,856	3%	3,898	4%	(1,042)	(27)%
Total revenue	82,900	100%	94,647	100%	(11,747)	(12)%
Operating expenses:
Direct expense	10,418	13%	12,234	13%	(1,816)	(15)%
Employee compensation	43,155	52%	54,160	57%	(11,005)	(20)%
General and administrative	30,001	36%	20,782	22%	9,219	44%
Depreciation and amortization	18,099	22%	16,763	18%	1,336	8%
Total operating expenses	101,673	123%	103,939	110%	(2,266)	(2)%
Loss from operations	$(18,773)	(23)%	$(9,292)	(10)%	$(9,481)	*
__________________________________________________________
*Not meaningful

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $10.7 million, or 12%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily attributable to competitive pricing pressures in the research business.

Professional services and other revenue

Professional services and other revenue decreased $1.0 million, or 27%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense decreased $1.8 million, or 15%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the decrease in subscription-based recurring revenue.

Employee compensation

Employee compensation decreased $11.0 million, or 20%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $12.5 million, primarily as a result of the outsourcing arrangement with TCS which shifted certain expenses from employee compensation to general and administrative expense, a reduction in force initiative in the first and second quarter of 2023 and an organizational realignment in the fourth quarter of 2022, incentive compensation of $1.5 million and other immaterial decreases within employee compensation. These decreases were partially offset by an increase in severance expense of $4.3 million as a result of the reduction in force and organizational realignment.

As a percentage of segment revenue, employee compensation expense decreased 5% points for six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the outsourcing arrangement with TCS, partially offset by a decrease in segment revenue in the six months ended June 30, 2023 compared to the prior year period.

General and administrative

General and administrative expenses increased $9.2 million, or 44%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to increases in software and maintenance charges of $13.7 million, primarily a result of the outsourcing arrangement with TCS, partially offset by decrease in litigation related expense of $3.8 million and other immaterial decreases within general and administrative expense.

As a percentage of segment revenue, general and administrative expense increased 14% points for six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the outsourcing arrangement with TCS as well as a decrease in segment revenue in the six months ended June 30, 2023 compared to the prior year period.

Depreciation and amortization

Depreciation and amortization expense increased $1.3 million, or 8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to increases in amortization related to internally developed software of $2.3 million, partially offset by decreases in amortization related to intangible assets of $0.4 million.

As a percentage of segment revenue, depreciation and amortization expense increased 4% points for six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in segment revenue for the six months ended June 30, 2023 compared to the prior year period as well as the overall increase in depreciation and amortization expense period over period.

Nonsegment

Three months ended June 30, 2023 compared to three months ended June 30, 2022

The following table presents nonsegment operating expenses:

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change

	(in thousands, except percentages)
Operating expenses:
Employee compensation	$19,360	$23,014	$(3,654)	(16)%
General and administrative	8,358	8,972	(614)	(7)%
Nonsegment operating expenses	$27,718	$31,986	$(4,268)	(13)%

Employee compensation

Employee compensation decreased $3.7 million, or 16%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to decreases in non-cash compensation of $1.7 million, a decrease in severance expense of $1.5 million, decreases in salaries, benefits and related payroll taxes of $1.0 million, partially offset by other immaterial changes within employee compensation.

General and administrative

General and administrative expenses decreased $0.6 million, or 7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an decrease in transaction costs of $2.3 million, partially offset by increases in professional fees of $1.0 million and other immaterial increases within general and administrative expense.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

The following table presents nonsegment operating expenses:

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change

	(in thousands, except percentages)
Operating expenses:
Employee compensation	$35,286	$41,053	$(5,767)	(14)%
General and administrative	19,172	17,336	1,836	11%
Nonsegment operating expenses	$54,458	$58,389	$(3,931)	(7)%

Employee compensation

Employee compensation decreased $5.8 million, or 14%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to decreases in non-cash compensation of $3.1 million, decreases in salaries, benefits and related payroll taxes of $2.1 million and a reduction in severance expense of $1.4 million, partially offset by other immaterial changes within employee compensation.

General and administrative

General and administrative expenses increased $1.8 million, or 11%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in governance related expense of $1.8 million as a result of expense associated with activist shareholder activity during the three months ended March 31, 2023, professional fees of $1.1 million and other immaterial increases in general and administrative expense, partially offset by a decrease in transaction costs of $1.8 million.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, fair market value adjustment to investment in private company, dilution gain on equity method investee share issuance, loss allocations from equity method investments and (income) loss attributable to non-controlling interest.

“Adjusted net income” represents net income (loss) before income tax provision (benefit), deferred revenue fair value adjustment, non-cash interest expense, cash interest on our Convertible Notes, non-cash compensation expense, restructuring charges and transaction costs, severance, amortization of acquired intangibles, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, fair market value adjustment to investment in private company, dilution gain on equity method investee share issuance, loss allocations from equity method investments and (income) loss attributable to non-controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

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
•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we paid net cash of $3.2 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively. In the event that we generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and
•Other companies in our industry may calculate adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of total revenue to adjusted revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Total revenue	$312,434	$318,852	$611,141	$640,215
Deferred revenue fair value adjustment	17	54	69	108
Adjusted revenue	$312,451	$318,906	$611,210	$640,323

The following table sets forth a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Net loss	$(23,132)	$(24,268)	$(65,893)	$(38,976)
Add (deduct):
Deferred revenue fair value adjustment	17	54	69	108
Interest income	(1,656)	(713)	(3,014)	(1,034)
Interest expense	6,531	4,212	12,851	9,065
Income tax provision (benefit)	418	(5,833)	24,187	(3,813)
Depreciation and amortization	33,806	32,182	66,747	63,800
Non-cash compensation expense	21,390	23,504	40,843	45,318
Restructuring charges and transaction costs	6,508	21,026	10,671	23,372
Severance	8,234	7,148	14,422	10,254
Litigation, regulatory and other governance related expenses	2,145	4,306	5,219	7,383
Foreign currency	74	413	107	305
Non-income tax expense adjustment	(30)	189	(198)	213
Fair market value adjustment to investment in private company	67	—	67	—
Dilution gain on equity method investee share issuance	(546)	(6,934)	(546)	(6,934)
Loss allocations from equity method investments	2,932	1,400	5,872	2,945
Loss attributable to non-controlling interest	1,027	440	1,805	817
Adjusted EBITDA	$57,785	$57,126	$113,209	$112,823

The following table sets forth the reconciliation of net loss to adjusted net income and adjusted net income per diluted share based on our historical results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands, except share and per share information)
Net loss	$(23,132)	$(24,268)	$(65,893)	$(38,976)
Income tax provision (benefit) (1)	418	(5,833)	24,187	(3,813)
Loss before income tax provision (benefit)	(22,714)	(30,101)	(41,706)	(42,789)
Add (deduct):
Deferred revenue fair value adjustment	17	54	69	108
Non-cash interest expense	1,427	1,415	2,869	3,474
Cash interest - Convertible Notes	4,543	2,480	9,108	4,960
Non-cash compensation expense	21,390	23,504	40,843	45,318
Restructuring charges and transaction costs	6,508	21,026	10,671	23,372
Severance	8,234	7,148	14,422	10,254
Amortization of acquired intangibles	15,720	17,645	32,660	35,165
Litigation, regulatory and other governance related expenses	2,145	4,306	5,219	7,383
Foreign currency	74	413	107	305
Non-income tax expense adjustment	(30)	189	(198)	213
Fair market value adjustment to investment in private company	67	—	67	—
Dilution gain on equity method investee share issuance	(546)	(6,934)	(546)	(6,934)
Loss allocations from equity method investments	2,932	1,400	5,872	2,945
Loss attributable to non-controlling interest	1,027	440	1,805	817
Adjusted net income before income tax effect	40,794	42,985	81,262	84,591
Income tax effect (2)	(10,403)	(10,961)	(20,722)	(21,571)
Adjusted net income	$30,391	$32,024	$60,540	$63,020

Basic number of weighted-average shares outstanding	54,439,733	55,203,120	54,289,443	55,054,272
Effect of dilutive shares:
Convertible Notes	11,253,471	9,898,549	11,361,458	9,898,549
Non-vested RSUs and PSUs	316,758	199,853	445,323	381,397
Options to purchase common stock	57,902	129,217	73,271	142,510
Warrants	—	22,170	—	37,473
Diluted number of weighted-average shares outstanding	66,067,864	65,452,909	66,169,495	65,514,201
Adjusted net income per diluted share	$0.46	$0.49	$0.91	$0.96

(1)For the three months ended June 30, 2023 and 2022, the effective tax rate computed in accordance with GAAP equaled (1.8)% and 19.4%, respectively. For the six months ended June 30, 2023 and 2022, the effective tax rate computed in accordance with GAAP equaled (58.0)% and 8.9%, respectively.
(2)An estimated normalized effective tax rate of 25.5% has been used to compute adjusted net income for both the three and six months ended June 30, 2023 and 2022.

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

The following tables set forth the reconciliation of revenue to adjusted revenue and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenue	$271,581	$40,853	$—	$312,434
Deferred revenue fair value adjustment	17	—	—	17
Adjusted revenue	$271,598	$40,853	$—	$312,451

Income (loss) from operations	$23,399	$(10,993)	$(27,718)	$(15,312)
Add:
Deferred revenue fair value adjustment	17	—	—	17
Depreciation and amortization	24,510	9,296	—	33,806
Non-cash compensation expense	12,043	2,727	6,620	21,390
Restructuring charges and transaction costs	5,414	69	1,025	6,508
Severance	1,854	3,119	3,261	8,234
Litigation, regulatory and other governance related expenses	—	2,210	(65)	2,145
Non-income tax expense adjustment	(25)	(5)	—	(30)
Loss attributable to non-controlling interest	1,027	—	—	1,027
Adjusted EBITDA	$68,239	$6,423	$(16,877)	$57,785

	Three months ended June 30, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenue	$272,000	$46,852	$—	$318,852
Deferred revenue fair value adjustment	54	—	—	54
Adjusted revenue	$272,054	$46,852	$—	$318,906

Income (loss) from operations	$3,968	$(3,705)	$(31,986)	$(31,723)
Add:
Deferred revenue fair value adjustment	54	—	—	54
Depreciation and amortization	23,550	8,632	—	32,182
Non-cash compensation expense	13,364	1,852	8,288	23,504
Restructuring charges and transaction costs	16,897	753	3,376	21,026
Severance	2,813	(431)	4,766	7,148
Litigation, regulatory and other governance related expenses	—	4,306	—	4,306
Non-income tax expense adjustment	184	5	—	189
Loss attributable to non-controlling interest	440	—	—	440
Adjusted EBITDA	$61,270	$11,412	$(15,556)	$57,126

	Six Months Ended June 30, 2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenue	$528,241	$82,900	$—	$611,141
Deferred revenue fair value adjustment	69	—	—	69
Adjusted revenue	$528,310	$82,900	$—	$611,210

Income (loss) from operations	$46,862	$(18,773)	$(54,458)	$(26,369)
Add (deduct):
Deferred revenue fair value adjustment	69	—	—	69
Depreciation and amortization	48,648	18,099	—	66,747
Non-cash compensation expense	23,285	5,389	12,169	40,843
Restructuring charges and transaction costs	6,552	313	3,806	10,671
Severance	5,430	5,547	3,445	14,422
Litigation, regulatory and other governance related expenses	—	3,534	1,685	5,219
Non-income tax expense adjustment	(127)	(71)	—	(198)
Loss attributable to non-controlling interest	1,805	—	—	1,805
Adjusted EBITDA	$132,524	$14,038	$(33,353)	$113,209

	Six months ended June 30, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenue	$545,568	$94,647	$—	$640,215
Deferred revenue fair value adjustment	108	—	—	108
Adjusted revenue	$545,676	$94,647	$—	$640,323

Income (loss) from operations	$29,237	$(9,292)	$(58,389)	$(38,444)
Add:
Deferred revenue fair value adjustment	108	—	—	108
Depreciation and amortization	47,037	16,763	—	63,800
Non-cash compensation expense	24,654	5,387	15,277	45,318
Restructuring charges and transaction costs	17,181	750	5,441	23,372
Severance	4,223	1,211	4,820	10,254
Litigation, regulatory and other governance related expenses	—	7,383	—	7,383
Non-income tax expense adjustment	291	(78)	—	213
Loss attributable to non-controlling interest	817	—	—	817
Other	—	2	—	2
Adjusted EBITDA	$123,548	$22,126	$(32,851)	$112,823

Liquidity and Capital Resources

As of June 30, 2023, we had total cash and cash equivalents of $59.0 million compared to $162.2 million as of December 31, 2022. We plan to use existing cash as of June 30, 2023, cash generated in the ongoing operations of our business and amounts under our Revolving Credit Facility to fund our current operations, capital expenditures and possible acquisitions or other strategic activity, and to meet our debt service obligations. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to further borrow under our Revolving Credit Facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities. As of June 30, 2023, we had $20.0 million of borrowings under the Revolving Credit Facility at an effective interest rate of 7.5%, with a remaining available balance under the Revolving Credit Facility of $480.0 million.

On July 19, 2023, the $20.0 million outstanding balance under the Revolving Credit Facility was repaid and the remaining available balance on the Revolving Credit Facility was $500.0 million.

Cash Flows

The following table presents a summary of our cash flows:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$39,268	$52,642
Net cash used in investing activities	(96,667)	(98,008)
Net cash used in financing activities	(49,388)	(43,741)
Effect of exchange rate on changes on cash	3,633	(2,057)
Net change in cash, cash equivalents and restricted cash	$(103,154)	$(91,164)

Operating Activities

Net cash provided by operating activities decreased $13.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to timing of payments and receipts within working capital items.

Investing Activities

Net cash used in investing activities decreased $1.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to cash used related to acquisition of businesses of $14.5 million during the six months ended June 30, 2022, a decrease in cash related to acquiring technology of $7.0 million, a decrease in cash related to investing in private companies of $6.6 million and an issuance of note receivable to equity method investees of $4.4 million during the six months ended June 30, 2022. These decreases were partially offset by an increase in cash used related to an issuance of loan receivable to a private company of $20.0 million during the six months ended June 30, 2023, an increase in cash used to purchase property and equipment of $7.6 million and an increase in capitalization of internally developed software of $3.8 million.

Financing Activities

Net cash used in financing activities increased $5.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to settling the remaining aggregate principal amount of $45.0 million on the Convertible Notes due 2023 during the six months ended June 30, 2023, partially offset by borrowing $20.0 million on the Revolving Credit Facility during the six months ended June 30, 2023, a decrease in payments on finance lease obligations of $13.7 million and a decrease in taxes paid on the vesting of stock-based compensation of $4.3 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

On February 25, 2016, we announced that our Board had authorized a share repurchase program under which we may repurchase up to 2.0 million shares of our common stock. There were no purchases of equity securities made under the share repurchase program in the six months ended June 30, 2023. As of June 30, 2023, there were 0.3 million shares that may yet be repurchased under the program.

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

________________________________

* The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (iii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2023 and 2022; (vi) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2010 Plan	2010 Long-Term Incentive Plan
2019 Equity Plan	2019 Acquisition Equity Incentive Plan
2022 Form 10-K	Form 10-K for the year ended December 31, 2022
AETR	Annual effective tax rate.
ASC	Accounting Standards Codification™
ASC 310 - Receivables	Accounting Standards Codification Topic 310, Receivables
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740-270	Accounting Standards Codification Topic 740, Income Taxes—Interim Reporting
ASU	Accounting Standards Update
ASU 2021-08	ASU Business Combinations (Topic 805): Accounting for Contract Assets and Contract
Board	Board of Directors
Convertible Notes due 2023	$345.0 million of aggregate principal amount of convertible notes issued in May 2018 with an interest rate of 1.75% per year that mature on June 1, 2023. During November 2022, the Company repurchased $300.0 million of the $345.0 million convertible notes resulting in a remaining aggregate principal amount of $45.0 million as of December 31, 2022.
Convertible Notes due 2025	$517.5 million of aggregate principal amount of convertible notes issued in August 2020 with an interest rate of 0.75% per year that mature on August 15, 2025. During November 2022, the Company repurchased $200.0 million of the $517.5 million convertible notes resulting in a remaining aggregate principal amount of $317.5 million as of December 31, 2022.
Convertible Notes due 2027	$575.0 million aggregate principal amount of convertible notes issued in November 2022 with an interest rate of 2.625% per year that mature on December 1, 2027
Convertible Promissory Note	$20.0 million convertible promissory note issued in January 2023 with a customer of the Company's business, a privately held company
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FinancialApps	FinancialApps, LLC
FinTech	Financial Technology
GAAP	United States Generally Accepted Accounting Principles
IRC Section 174	Internal Revenue Code of 1986, Section 174: Amortization of Research and Experimental Expenditures
Notes	Collectively the Convertible Notes due 2023, Convertible Notes due 2025 and Convertible Notes due 2027
PSU	Performance-based restricted stock unit
Quarterly Report	Form 10-Q for the quarter ended June 30, 2023
R&D	Research and Development.
Redi2	Redi2 Technologies Inc.
Redi2 acquisition	Stock purchase agreement between Envestnet and Redi2 Technologies, dated as of June 24, 2022
Revolving Credit Facility	Revolving credit facility of $500.0 million pursuant to the Third Amended and Restated Credit Agreement
RIAs	Registered investment advisors
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TCS	Tata Consultancy Services
U.S.	United States
Yodlee	Yodlee, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2023.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer