Form 10-Q
period 2023-09-30
ENVESTNET, INC.
filed 2023-11-09
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of November 3, 2023, Envestnet, Inc. had 54,656,335 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$43,211	$162,173
Fees receivable, net	110,643	101,696
Prepaid expenses and other current assets	49,299	41,363
Total current assets	203,153	305,232
Property and equipment, net	65,785	62,443
Internally developed software, net	217,411	184,558
Intangible assets, net	346,211	379,995
Goodwill	998,381	998,414
Operating lease right-of-use assets, net	72,929	81,596
Other assets	127,019	99,927
Total assets	$2,030,889	$2,112,165
Liabilities and equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$224,385	$233,866
Operating lease liabilities	13,297	11,949
Deferred revenue	32,563	36,363
Current portion of debt	—	44,886
Total current liabilities	270,245	327,064
Debt	875,390	871,769
Operating lease liabilities, net of current portion	102,717	110,652
Deferred tax liabilities, net	14,598	16,196
Other liabilities	16,138	18,880
Total liabilities	1,279,088	1,344,561
Commitments and contingencies (note 19)
Stockholders' equity
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 70,950,023 and 70,025,733 shares issued as of September 30, 2023 and December 31, 2022, respectively; 54,648,721 and 54,013,826 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	354	350
Treasury stock at cost, 16,301,302 and 16,011,907 shares as of September 30, 2023 and December 31, 2022, respectively	(270,555)	(253,551)
Additional paid-in capital	1,193,036	1,135,284
Accumulated deficit	(174,480)	(118,927)
Accumulated other comprehensive loss	(4,559)	(8,589)
Total stockholders’ equity, attributable to Envestnet, Inc.	743,796	754,567
Non-controlling interest	8,005	13,037
Total equity	751,801	767,604
Total liabilities and equity	$2,030,889	$2,112,165

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Asset-based	$193,901	$177,131	$556,595	$571,820
Subscription-based	114,939	123,747	346,977	356,601
Total recurring revenue	308,840	300,878	903,572	928,421
Professional services and other revenue	8,007	5,817	24,416	18,489
Total revenue	316,847	306,695	927,988	946,910
Operating expenses:
Direct expense	119,538	110,108	352,024	361,872
Employee compensation	113,334	116,837	344,646	369,453
General and administrative	49,063	47,388	156,028	157,867
Depreciation and amortization	34,311	33,408	101,058	97,208
Total operating expenses	316,246	307,741	953,756	986,400
Income (loss) from operations	601	(1,046)	(25,768)	(39,490)
Other expense, net	(4,369)	(5,346)	(19,706)	(9,691)
Loss before income tax provision (benefit)	(3,768)	(6,392)	(45,474)	(49,181)
Income tax provision (benefit)	(8,824)	2,271	15,363	(1,542)
Net income (loss)	5,056	(8,663)	(60,837)	(47,639)
Add: Net loss attributable to non-controlling interest	2,035	1,373	5,284	3,205
Net income (loss) attributable to Envestnet, Inc.	$7,091	$(7,290)	$(55,553)	$(44,434)
Net income (loss) attributable to Envestnet, Inc. per share:
Basic	$0.13	$(0.13)	$(1.02)	$(0.81)
Diluted	$0.13	$(0.13)	$(1.02)	$(0.81)
Weighted average common shares outstanding:
Basic	54,562,270	55,226,777	54,380,231	55,109,387
Diluted	54,970,616	55,226,777	54,380,231	55,109,387

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Envestnet, Inc.	$7,091	$(7,290)	$(55,553)	$(44,434)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(151)	(1,479)	4,030	(6,050)
Total other comprehensive income (loss), net of tax	(151)	(1,479)	4,030	(6,050)
Comprehensive income (loss) attributable to Envestnet, Inc.	$6,940	$(8,769)	$(51,523)	$(50,484)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
					Additional	Other		Non-
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2022	70,025,733	$350	(16,011,907)	$(253,551)	$1,135,284	$(8,589)	$(118,927)	$13,037	$767,604
Net loss	—	—	—	—	—	—	(41,228)	(1,533)	(42,761)
Other comprehensive income, net of tax	—	—	—	—	—	4,277	—	—	4,277
Stock-based compensation expense	—	—	—	—	19,345	—	—	108	19,453
Issuance of common stock, vesting of RSUs and PSUs	524,316	2	—	—	—	—	—	—	2
Net cash paid related to tax withholding for stock-based compensation	—	—	(173,612)	(10,732)	—	—	—	—	(10,732)
Proceeds from the exercise of stock options	37,454	—	—	—	367	—	—	—	367
Purchase of non-controlling units from third-party shareholders	—	—	—	—	(984)	—	—	(24)	(1,008)
Other	—	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2023	70,587,503	352	(16,185,519)	(264,283)	$1,154,012	(4,312)	(160,155)	11,566	737,180
Net loss	—	—	—	—	—	—	(21,416)	(1,716)	(23,132)
Other comprehensive loss, net of tax	—	—	—	—	—	(96)	—	—	(96)
Stock-based compensation expense	—	—	—	—	21,347	—	—	43	21,390
Issuance of common stock, vesting of RSUs and PSUs	162,770	1	—	—	—	—	—	—	1
Net cash paid related to tax withholding for stock-based compensation	—	—	(55,971)	(3,042)	—	—	—	—	(3,042)
Proceeds from the exercise of stock options	2,500	—	—	—	105	—	—	—	105
Other	—	—	—	—	—		—	52	52
Balance, June 30, 2023	70,752,773	353	(16,241,490)	(267,325)	$1,175,464	(4,408)	(181,571)	9,945	732,458
Net income (loss)	—	—	—	—	—	—	7,091	(2,035)	5,056
Other comprehensive loss, net of tax	—	—	—	—	—	(151)	—	—	(151)
Stock-based compensation expense	—	—	—	—	17,205	—	—	93	17,298
Issuance of common stock, vesting of RSUs and PSUs	184,828	1	—	—	—	—	—	—	1
Net cash paid related to tax withholding for stock-based compensation	—	—	(59,812)	(3,230)	—	—	—	—	(3,230)
Proceeds from the exercise of stock options	12,422	—	—	—	367	—	—	—	367
Other	—	—	—	—	—	—	—	2	2
Balance, September 30, 2023	70,950,023	$354	(16,301,302)	$(270,555)	$1,193,036	$(4,559)	$(174,480)	$8,005	$751,801

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(in thousands, except share information)
(unaudited)

						Accumulated
					Additional	Other		Non-
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2021	68,879,152	$344	(14,086,064)	$(134,996)	$1,131,628	$(1,899)	$(37,988)	$2,453	$959,542
Net loss	—	—	—	—	—	—	(13,859)	(849)	(14,708)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,478)	—	—	(1,478)
Stock-based compensation expense	—	—	—	—	21,690	—	—	—	21,690
Issuance of common stock, vesting of RSUs and PSUs	514,319	3	—	—	—	—	—	—	3
Net cash paid related to tax withholding for stock-based compensation	—	—	(170,992)	(12,570)	—	—	—	—	(12,570)
Proceeds from the exercise of stock options	38,681	—	—	—	658	—	—	—	658
Other	—	—	—	—	(84)	—	—	102	18
Balance, March 31, 2022	69,432,152	347	(14,257,056)	(147,566)	1,153,892	(3,377)	(51,847)	1,706	953,155
Net loss	—	—	—	—	—	—	(23,285)	(983)	(24,268)
Other comprehensive loss, net of tax	—	—	—	—	—	(3,093)	—	—	(3,093)
Stock-based compensation expense	—	—	—	—	22,876	—	—	—	22,876
Issuance of common stock, vesting of RSUs and PSUs	232,328	1	—	—	—	—	—	—	1
Net cash paid related to tax withholding for stock-based compensation	—	—	(78,506)	(5,543)	—	—	—	—	(5,543)
Proceeds from the exercise of stock options	2,503	—	—	—	84	—	—	—	84
Share repurchases	—	—	(152,020)	(9,235)	—	—	—	—	(9,235)
Other	—	—	—	—	(89)	—	—	104	15
Balance, June 30, 2022	69,666,983	348	(14,487,582)	(162,344)	1,176,763	(6,470)	(75,132)	827	933,992
Net loss	—	—	—	—	—	—	(7,290)	(1,373)	(8,663)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,479)	—	—	(1,479)
Stock-based compensation expense	—	—	—	—	17,265	—	—	—	17,265
Issuance of common stock, vesting of RSUs and PSUs	162,187	1	—	—	—	—	—	—	1
Net cash paid related to tax withholding for stock-based compensation	—	—	(55,984)	(2,500)	—	—	—	—	(2,500)
Proceeds from the exercise of stock options	37,618	—	—	—	1,817	—	—	—	1,817
Other	—	—	—	—	(221)	—	—	72	(149)
Balance, September 30, 2022	69,866,788	$349	(14,543,566)	$(164,844)	$1,195,624	$(7,949)	$(82,422)	$(474)	$940,284

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(60,837)	$(47,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101,058	97,208
Deferred income taxes	(1,458)	(4,380)
Release of uncertain tax positions	—	(3,095)
Non-cash compensation expense	58,141	62,583
Non-cash interest expense	6,822	5,436
Loss allocations from equity method investments	8,240	5,332
Fair market value adjustment to investment in private company	(2,804)	—
Dilution gain on equity method investee share issuance	(546)	(6,934)
Lease related impairments	2,483	14,050
Loss on property and equipment disposals - office closures	—	3,710
Other	1,155	(149)
Changes in operating assets and liabilities:
Fees receivable, net	(9,621)	1,546
Prepaid expenses and other assets	(17,534)	(12,524)
Accounts payable, accrued expenses and other liabilities	(1,848)	(26,580)
Deferred revenue	(3,974)	(2,329)
Net cash provided by operating activities	79,277	86,235
Cash flows from investing activities:
Purchases of property and equipment	(18,275)	(13,114)
Capitalization of internally developed software	(71,117)	(67,755)
Acquisitions of businesses, net of cash acquired	—	(104,185)
Investments in private companies	(4,175)	(16,351)
Acquisition of proprietary technology	(12,000)	(19,000)
Issuance of loan receivable to private company	(20,000)	—
Issuance of note receivable to equity method investees	—	(6,350)
Other	400	—
Net cash used in investing activities	(125,167)	(226,755)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	55,000	—
Payments related to Revolving Credit Facility	(55,000)	(1,872)
Payments related to Convertible Notes	(45,000)	—
Payments on finance lease obligations	(5,511)	(14,544)
Proceeds from exercise of stock options	839	2,559
Payments related to tax withholdings for stock-based compensation	(17,004)	(20,613)
Payments related to share repurchases	(9,289)	(9,235)
Purchase of non-controlling units from third-party shareholders	(1,008)	—
Payments of contingent consideration	—	(750)
Other	4	5
Net cash used in financing activities	(76,969)	(44,450)
Effect of exchange rate on changes on cash, cash equivalents and restricted cash	3,897	(3,128)
Net change in cash, cash equivalents and restricted cash	(118,962)	(188,098)
Cash, cash equivalents and restricted cash, beginning of period	162,173	429,428
Cash, cash equivalents and restricted cash, end of period	$43,211	$241,330
Supplemental disclosures of cash flow information
Net cash paid for income taxes	$13,552	$7,916
Cash paid for interest	$12,231	$7,851
Supplemental disclosure of non-cash activities
Conversion of equity method investee loan to shares	$4,129	$2,623
Right-of-use assets obtained in exchange for lease liabilities, net	$359	$11,805
Property and equipment acquired through finance lease	$5,511	$15,382
Purchase of property and equipment included in accounts payable, accrued expenses and other liabilities	$930	$1,370
Membership interest liabilities included in other liabilities	$—	$752
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

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2022 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2023 and results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for other interim periods or for the full fiscal year.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
 Reclassifications

Certain amounts in the condensed consolidated balance sheets as of December 31, 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 have been reclassified to conform to the current period presentation. These reclassifications did not change the previously reported total assets, total liabilities and equity, or net change in cash and cash equivalents and did not affect the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss or condensed consolidated statements of stockholders' equity.

Related Party Transactions

The Company has an approximate 3.8% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenue from the private services company totaled $2.8 million and $3.7 million in the three months ended September 30, 2023 and 2022, respectively. Revenue from the private services company totaled $9.7 million and $12.7 million in the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company recorded a net receivable from the private services company of $1.8 million and $2.0 million, respectively.

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

In connection with the Redi2 acquisition, the Company paid consideration as follows (in thousands):

Cash consideration, net	$69,406
Working capital adjustment	(533)
Total	$68,873

The Company funded the Redi2 acquisition with available cash resources. In addition, certain executives may earn up to $20.0 million in performance bonuses based upon the achievement of certain target financial and non-financial metrics. These performance bonuses will be recognized as compensation and benefits expense in the condensed consolidated statements of operations. The Company recognized $0.4 million and $1.9 million related to these performance bonuses during the three and nine months ended September 30, 2023, respectively.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total current assets	$1,985
Other non-current assets	3,321
Identifiable intangible assets	26,500
Goodwill	46,467
Total assets acquired	78,273

Accounts payable, accrued expenses and other current liabilities	(2,428)
Operating lease liabilities	(2,201)
Deferred revenue	(4,771)
Total liabilities assumed	(9,400)
Total net assets acquired, net of cash received	$68,873

The goodwill arising from the acquisition represents the expected benefits of the transaction, primarily related to the enhancement of the Company's existing technologies and increase in future revenue as a result of potential cross selling opportunities. Goodwill of $40.7 million is expected to be deductible for income tax purposes.

A summary of intangible assets acquired is as follows:

	Gross Carrying Amount	Estimated Useful Life	Amortization Method

	(in thousands)	(in years)
Customer lists	$14,000	14 - 16	Accelerated
Proprietary technologies	9,500	6	Straight-line
Trade names	3,000	6 - 7	Straight-line
Total intangible assets acquired	$26,500

The Company completed the acquisition accounting related to the Redi2 acquisition during the six months ended June 30, 2023.

The results of Redi2 were included in the condensed consolidated statements of operations beginning July 1, 2022 and are not considered material to the Company’s results of operations.

During the three and nine months ended September 30, 2023, the Company’s acquisition related costs included in general and administrative expense in the condensed consolidated statements of operations were not material.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Prepaid technology	$16,500	$16,649
Income tax prepayments and receivables	6,785	2,515
Prepaid insurance	4,487	2,881
Non-income tax receivable	4,231	5,488
Other	17,296	13,830
Total prepaid expenses and other current assets	$49,299	$41,363

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
5.Internally Developed Software, Net

Internally developed software, net consisted of the following:

		September 30,	December 31,
	Estimated Useful Life	2023	2022

		(in thousands)
Internally developed software	5 years	$383,041	$313,200
Less: accumulated amortization		(165,630)	(128,642)
Internally developed software, net		$217,411	$184,558

6.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	September 30,	December 31,
	2023	2022

	(in thousands)
United States	$280,589	$245,817
India	2,607	1,093
Other	—	91
Total long-lived assets, net	$283,196	$247,001

See “Note 14—Revenue and Direct Expense” for detail of revenue by geographic area.

7.Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)
Customer lists	$604,080	$(316,805)	$287,275	$604,080	$(285,288)	$318,792
Proprietary technologies	86,057	(32,735)	53,322	113,224	(59,401)	53,823
Trade names	15,700	(10,086)	5,614	15,700	(8,320)	7,380
Total intangible assets	$705,837	$(359,626)	$346,211	$733,004	$(353,009)	$379,995

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

During the nine months ended September 30, 2023, the Company retired fully amortized proprietary technologies with a historical cost of $40.5 million.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Future amortization expense of the Company's intangible assets as of September 30, 2023, is expected to be as follows (in thousands):

Remainder of 2023	$15,012
2024	55,968
2025	52,573
2026	45,048
2027	36,283
Thereafter	141,327
Total	$346,211

8.Depreciation and Amortization Expense

Depreciation and amortization expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Intangible asset amortization	$15,124	$18,649	$47,784	$53,814
Internally developed software amortization	13,500	9,441	36,988	27,022
Property and equipment depreciation	5,687	5,318	16,286	16,372
Total depreciation and amortization	$34,311	$33,408	$101,058	$97,208

9.Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Balance as of December 31, 2022	$679,739	$318,675	$998,414
Foreign currency translation	—	(33)	(33)
Balance as of September 30, 2023	$679,739	$318,642	$998,381

As part of the annual goodwill impairment analysis, the Company will perform a quantitative goodwill impairment evaluation for each reporting unit as of October 31, 2023. As a result of the segment change described in Note 18—Segment Information and a corresponding adjustment to the composition of reporting units, as well as lower revenue and profits in 2023 compared to prior years in the Envestnet Data & Analytics segment, the Envestnet Data & Analytics reporting unit's goodwill balance may be considered at risk for future impairment. Based on the results of this assessment, if the carrying value of the reporting unit exceeds its fair value, it could result in the recognition of an impairment of goodwill in the fourth quarter of 2023, and such impairment could be material.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
10.Other Assets

On January 31, 2023, the Company entered into a Convertible Promissory Note with a customer of the Company's business, a privately held company, whereby the Company was issued a convertible promissory note with a principal amount of $20.0 million and a stated interest rate of 8.0% per annum. The Convertible Promissory Note has a maturity date of January 31, 2026 and is convertible into common stock or preferred stock of the privately held company upon qualified financing events or corporate transactions. During the three and nine months ended September 30, 2023, interest income related to the Convertible Promissory Note included in other expense, net in the condensed consolidated statements of operations was $0.4 million and $1.1 million, respectively.

In connection with the Convertible Promissory Note, the Company concurrently entered into a call option agreement with the privately held company, which provides the Company an option to acquire the privately held company at a predetermined price as of the earlier of July 2024 or upon satisfaction of certain financial metrics. The financial metrics were met during the three months ended September 30, 2023, however, the Company did not exercise the call option.

The Company accounts for this Convertible Promissory Note as a loan receivable in accordance with ASC 310 - Receivables as it is not a security and includes it in other assets in the condensed consolidated balance sheets. Credit impairment is measured as the difference between this loan receivable’s amortized cost and its estimated recoverable value, which is the present value of its expected future cash flows discounted at the effective interest rate. There was no impairment for this investment during the nine months ended September 30, 2023.

11.Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Accrued investment manager fees	$110,496	$99,851
Accrued compensation and related taxes	69,943	77,939
Accounts payable	16,594	11,271
Accrued professional services	9,779	10,762
Accrued interest	5,654	3,091
Accrued technology	5,285	6,393
Accrued treasury stock purchases	—	9,289
Other accrued expenses	6,634	15,270
Total accounts payable, accrued expenses and other current liabilities	$224,385	$233,866

During the nine months ended September 30, 2023, as part of a reduction in force initiative, the Company entered into separation agreements with a number of employees. In connection with this reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, the Company incurred $11.5 million and $25.9 million in total severance expense in the three and nine months ended September 30, 2023, respectively.

As of September 30, 2023 the Company had an ending liability balance of $13.4 million related to these efforts, of which the Company anticipates approximately $10.1 million to be paid during the remainder of 2023, $2.7 million to be paid throughout 2024, with the remaining balance paid through 2030.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table presents a reconciliation of the beginning and ending liability balance related to these efforts, which is primarily included within "Accrued compensation and related taxes" in the table above.

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Balance as of December 31, 2022	$11,929	$3,439	$—	$15,368
Severance expense	9,931	11,849	4,124	25,904
Cash payments	(14,170)	(9,535)	(4,124)	(27,829)
Balance as of September 30, 2023	$7,690	$5,753	$—	$13,443

Subsequent to September 30, 2023, in connection with the reduction in force initiative, the Company entered into separation agreements with a number of employees and incurred an additional $5.6 million in severance expense, of which the Company anticipates approximately $1.8 million to be paid during the remainder of 2023 and $3.8 million to be paid during the first quarter of 2024.

12.Debt

The following tables set forth the carrying value and estimated fair value of the Company's debt obligations as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—
Convertible Notes due 2025	317,500	(3,419)	314,081	293,875
Convertible Notes due 2027	575,000	(13,691)	561,309	523,595
Total debt	$892,500	$(17,110)	$875,390	$817,470

	December 31, 2022
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—
Convertible Notes due 2023	45,000	(114)	44,886	46,058
Convertible Notes due 2025	317,500	(4,765)	312,735	293,688
Convertible Notes due 2027	575,000	(15,966)	559,034	606,119
Total debt	$937,500	$(20,845)	$916,655	$945,865

Revolving Credit Facility

The Revolving Credit Facility contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with these financial covenants as of September 30, 2023.

As of September 30, 2023 and December 31, 2022 there were no amounts outstanding under the Revolving Credit Facility, and all $500.0 million was available to borrow as of September 30, 2023.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
As of September 30, 2023 and December 31, 2022, debt issuance costs related to the Revolving Credit Facility included in prepaid expense and other current assets in the condensed consolidated balance sheets was $0.7 million and $0.7 million, respectively, and included in other assets in the condensed consolidated balance sheets was $1.6 million and $2.2 million, respectively.

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

Interest Expense

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Convertible Notes interest	$4,368	$2,479	$13,476	$7,439
Amortization of debt discount and issuance costs	1,389	1,443	4,258	4,917
Undrawn and other fees	312	320	936	951
Revolving Credit Facility interest	133	—	383	—
Total interest expense	$6,202	$4,242	$19,053	$13,307

The effective interest rate of the Convertible Notes was equal to the stated interest rate plus the amortization of the debt issuance costs and is set forth below:

	September 30,	September 30,
	2023	2022

Convertible Notes due 2023	N/A	2.4%
Convertible Notes due 2025	1.3%	1.3%
Convertible Notes due 2027	3.2%	N/A

13.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, based on the three-tier fair value hierarchy, as described in detail within the Company's Annual Report on Form 10-K:

	September 30, 2023
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$22,701	$22,701	$—	$—
Assets to fund deferred compensation liability	10,366	—	—	10,366
Total assets	$33,067	$22,701	$—	$10,366
Liabilities:
Deferred compensation liability	7,849	7,849	—	—
Total liabilities	$7,849	$7,849	$—	$—

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	December 31, 2022
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$2,628	$2,628	$—	$—
Assets to fund deferred compensation liability	10,074	—	—	10,074
Total assets	$12,702	$2,628	$—	$10,074
Liabilities:
Deferred compensation liability	8,088	8,088	—	—
Total liabilities	$8,088	$8,088	$—	$—
The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances caused the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the nine months ended September 30, 2023 and 2022.

Fair Value of Assets Used to Fund the Deferred Compensation Liability

The table below presents a reconciliation of the assets used to fund the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period from December 31, 2022 to September 30, 2023:

Fair Value of Assets Used to Fund Deferred Compensation Liability

(in thousands)
Balance as of December 31, 2022	$10,074
Fair value adjustments and fees	292
Balance as of September 30, 2023	$10,366

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

Fair Value of Debt Agreements

The Company considered its Convertible Notes to be Level II liabilities as of September 30, 2023 and December 31, 2022, and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on September 30, 2023 and December 31, 2022, respectively (See “Note 12—Debt”).

Fair Value of Other Financial Assets and Liabilities

The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities as of September 30, 2023 and December 31, 2022, based upon the short-term nature of these assets and liabilities.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
14.Revenue and Direct Expense

Disaggregation of Revenue

The following table presents the Company’s revenue by segment disaggregated by major source:

	Three Months Ended September 30,
	2023			2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Revenue:
Asset-based	$193,901	$—	$193,901	$177,131	$—	$177,131
Subscription-based	76,813	38,126	114,939	75,975	47,772	123,747
Total recurring revenue	270,714	38,126	308,840	253,106	47,772	300,878
Professional services and other revenue	4,313	3,694	8,007	4,229	1,588	5,817
Total revenue	$275,027	$41,820	$316,847	$257,335	$49,360	$306,695

	Nine Months Ended September 30,
	2023			2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Revenue:
Asset-based	$556,595	$—	$556,595	$571,820	$—	$571,820
Subscription-based	228,807	118,170	346,977	218,080	138,521	356,601
Total recurring revenue	785,402	118,170	903,572	789,900	138,521	928,421
Professional services and other revenue	17,866	6,550	24,416	13,003	5,486	18,489
Total revenue	$803,268	$124,720	$927,988	$802,903	$144,007	$946,910

The following table presents the Company’s revenue disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
United States	$311,045	$300,465	$911,205	$931,465
International	5,802	6,230	16,783	15,445
Total revenue	$316,847	$306,695	$927,988	$946,910

Remaining Performance Obligations

As of September 30, 2023, the Company's estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $567.0 million. We expect to recognize approximately 12% of this revenue during the remainder of 2023, approximately 61% throughout 2024 and 2025, with the balance recognized thereafter. These remaining performance obligations are not indicative of revenue for future periods.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Contract Balances

Total deferred revenue as of September 30, 2023 decreased by $4.0 million from December 31, 2022, primarily the result of timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue will be recognized over the course of the next twelve months.

The amount of revenue recognized for the three months ended September 30, 2023 and 2022 that was included in the opening deferred revenue balance was $5.4 million and $5.5 million, respectively. The amount of revenue recognized for the nine months ended September 30, 2023 and 2022, that was included in the opening deferred revenue balance was $33.6 million and $31.7 million, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $11.7 million and $11.0 million as of September 30, 2023 and December 31, 2022, respectively. Amortization expense for the deferred sales incentive compensation was $1.1 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for the deferred sales incentive compensation was $3.4 million and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively. Deferred sales incentive compensation is included in other assets in the condensed consolidated balance sheets and amortization expense is included in employee compensation expense in the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the nine months ended September 30, 2023 and 2022.

Direct Expense

The following table summarizes direct expense by revenue category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Asset-based	$112,938	$102,409	$324,093	$332,138
Subscription-based	6,974	7,768	20,269	22,820
Professional services and other	(374)	(69)	7,662	6,914
Total direct expense	$119,538	$110,108	$352,024	$361,872

15.Stock-Based Compensation

The Company has stock options, RSUs and PSUs outstanding under the 2010 Plan and the 2019 Equity Plan. As of September 30, 2023, the maximum number of common shares available for future issuance under the Company's plans is 1,701,899.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Stock-based compensation expense	$17,298	$17,265	$58,141	$61,831
Tax effect on stock-based compensation expense	(4,411)	(4,403)	(14,826)	(15,767)
Net effect on income (loss)	$12,887	$12,862	$43,315	$46,064

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the three and nine months ended September 30, 2023 and 2022.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Stock Options

The following table summarizes option activity under the Company’s plans:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value

			(in years)	(in thousands)
Outstanding as of December 31, 2022	277,535	$40.07	2.2	$6,005
Exercised	(52,376)	$19.97
Forfeited	(2,938)	$55.00
Outstanding as of September 30, 2023	222,221	$44.61	1.7	$1,067
Options exercisable as of September 30, 2023	222,221	$44.61	1.7	$1,067

As of September 30, 2023, there was an immaterial amount of unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units and Performance Stock Units

The following table summarizes RSU and PSU activity under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share

Non-vested as of December 31, 2022	1,681,976	$72.69	259,049	$74.83
Granted	1,101,448	$61.13	40,010	$69.47
Vested	(849,920)	$72.99	(21,994)	$104.96
Forfeited	(210,336)	$62.64	(51,062)	$65.13
Non-vested as of September 30, 2023	1,723,168	$66.38	226,003	$73.14

As of September 30, 2023, there was $89.8 million of unrecognized stock-based compensation expense related to RSUs, which the Company expects to recognize over a weighted-average period of 1.8 years. As of September 30, 2023, there was $3.8 million of unrecognized stock-based compensation expense related to PSUs, which the Company expects to recognize over a weighted-average period of 1.0 year.

16. Income Taxes

The following table includes the Company’s loss before income tax provision (benefit), income tax provision (benefit) and effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands, except for effective tax rate)
Loss before income tax provision (benefit)	$(3,768)	$(6,392)	$(45,474)	$(49,181)
Income tax provision (benefit)	$(8,824)	$2,271	$15,363	$(1,542)
Effective tax rate	234.2%	(35.5)%	(33.8)%	3.1%

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

For the three months ended September 30, 2023, the Company's effective tax rate was impacted by the change in forecasted and actual year-to-date pre-tax book income. For the three and nine months ended September 30, 2023, the Company’s effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

For the three and nine months ended September 30, 2022, the Company's effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of the Redi2 and Truelytics acquisitions and IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state R&D credits and the partial reserve release of an uncertain tax position due to the expiration of a statute of limitations.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations and a 1% excise tax on net stock repurchases. The provisions of the Inflation Reduction Act of 2022 became effective beginning in 2023. The Company does not anticipate a material impact on the consolidated financial statements.

17.Net Income (Loss) Per Share

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) attributable to Envestnet, Inc., per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands, except per share and per share data)
Net income (loss) attributable to Envestnet, Inc.	$7,091	$(7,290)	$(55,553)	$(44,434)
Weighted average common shares outstanding:
Basic	54,562,270	55,226,777	54,380,231	55,109,387
Effect of dilutive shares:
Non-vested RSUs and PSUs	361,982	—	—	—
Options to purchase common stock	46,364	—	—	—
Diluted	54,970,616	55,226,777	54,380,231	55,109,387
Net income (loss) attributable to Envestnet, Inc., per share:
Basic	$0.13	$(0.13)	$(1.02)	$(0.81)
Diluted	$0.13	$(0.13)	$(1.02)	$(0.81)

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Convertible Notes	10,811,884	9,898,549	11,176,254	9,898,549
Non-vested RSUs and PSUs	—	2,136,483	1,949,171	2,136,483
Options to purchase common stock	—	281,535	222,221	281,535
Warrants	—	470,000	—	470,000
Total anti-dilutive securities	10,811,884	12,786,567	13,347,646	12,786,567

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

Subsequent to September 30, 2023, the Company changed the composition of its reportable segments to reflect the way that the Company's chief operating decision maker reviews the operating results, assesses performance and allocates resources. As a result, the advisor-focused Wealth Analytics business has been reclassified from the Envestnet Data & Analytics segment to the Envestnet Wealth Solutions segment. The segment changes do not impact nonsegment results or the Company's consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

All segment information presented within this quarterly report on Form 10-Q for the quarter ended September 30, 2023 is presented in conjunction with the historical organizational structure as that is the organizational structure in place as of the balance sheet date of September 30, 2023.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. Nonsegment operating expenses may include salary and benefits for certain corporate officers, certain types of professional service expenses and insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses. Intersegment revenue was not material for the three and nine months ended September 30, 2023 and 2022.

See “Note 14—Revenue and Direct Expense” for detail of revenue by segment.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Envestnet Wealth Solutions	$31,392	$20,607	$78,254	$49,844
Envestnet Data & Analytics	(9,115)	74	(27,888)	(9,218)
Nonsegment operating expenses	(21,676)	(21,727)	(76,134)	(80,116)
Income (loss) from operations	601	(1,046)	(25,768)	(39,490)
Other expense, net	(4,369)	(5,346)	(19,706)	(9,691)
Consolidated loss before income tax provision (benefit)	(3,768)	(6,392)	(45,474)	(49,181)
Income tax provision (benefit)	(8,824)	2,271	15,363	(1,542)
Consolidated net income (loss)	5,056	(8,663)	(60,837)	(47,639)
Add: Net loss attributable to non-controlling interest	2,035	1,373	5,284	3,205
Consolidated net income (loss) attributable to Envestnet, Inc.	$7,091	$(7,290)	$(55,553)	$(44,434)

The following table presents a summary of consolidated total assets by segment:

	September 30,	December 31,
	2023	2022

	(in thousands)
Envestnet Wealth Solutions	$1,456,849	$1,503,646
Envestnet Data & Analytics	574,040	608,519
Consolidated total assets	$2,030,889	$2,112,165

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee’s counterclaims. On September 15, 2020, the District Court denied FinancialApps’ motion on all counts except for the breach-of-contract claim which was dismissed on a pleading technicality without prejudice. On that count, the Court granted Yodlee leave to amend its counterclaim, cure the technical deficiency, and reassert its claim. Yodlee and Envestnet filed amended counterclaims on September 30, 2020. The amended counterclaims (1) cure that technical deficiency and reassert Yodlee’s contract counterclaim; and (2) broaden the defamation counterclaims arising out of various defamatory statements FinancialApps disseminated in the trade press after filing the lawsuit. On January 14, 2021, the Court ordered that (i) FinancialApps' claims against Yodlee—as well as Yodlee’s counterclaims against FinancialApps—must be tried before the judge instead of a jury pursuant to a jury waiver provision in the parties’ agreement; and (ii) FinancialApps' claims against Envestnet (and Envestnet’s counterclaim) must be heard by a jury. The Court has scheduled the Envestnet jury trial to take place before the Yodlee bench trial. Fact discovery closed on April 23, 2021, other than a few outstanding matters, and expert discovery concluded on September 30, 2022. The parties’ respective summary judgment and motions to exclude the presentation of expert testimony (a “Daubert Motion”) are fully briefed and are awaiting final ruling. On July 25, 2023, the Magistrate Judge issued a report and recommendation that the Court grant FinancialApps’ summary judgment motion on Envestnet’s defamation counterclaim. The Magistrate Judge did not make a ruling as to Yodlee’s defamation counterclaim. On July 28, 2023, the Magistrate Judge denied Envestnet and Yodlee's Daubert motion to exclude FinancialApps' technical expert, Isaac Pflaum. On July 31, 2023, the Magistrate Judge issued a report and recommendation that the Court grant in part and deny in part Envestnet's summary judgment motion. The Magistrate Judge recommended that the motion be denied as to FinancialApps' vicarious liability theory and direct liability theory but recommended that the motion be granted with respect to the unjust enrichment count. The reports and recommendations are not final rulings, however, and the Company has filed objections against their adoption by the District Court. Those objections are fully briefed and pending before the District Court. On August 14, 2023, the Magistrate Judge granted-in-part and denied-in-part FinancialApps' Daubert motion to exclude Envestnet and Yodlee's technical expert. On September 13, 2023, the Magistrate Judge granted-in-part and denied-in-part Envestnet and Yodlee's Daubert motion to exclude FinancialApps' damages expert. The Company believes FinancialApps' allegations are without merit and will continue to defend the claims against it and litigate the counterclaims vigorously.

The Company and Yodlee were also named as defendants in a putative class action lawsuit filed on August 25, 2020, by Plaintiff Deborah Wesch in the United States District Court for the Northern District of California. On October 21, 2020, an amended class action complaint was filed by Plaintiff Wesch and nine additional named plaintiffs. The case caption is Deborah Wesch, et al., v. Yodlee, Inc., et al., Case No. 3:20-cv-05991-SK. Plaintiffs allege that Yodlee unlawfully collected their financial transaction data when plaintiffs linked their bank accounts to a mobile application that uses Yodlee’s API, and plaintiffs further allege that Yodlee unlawfully sold the transaction data to third parties. The complaint alleges violations of certain California statutes and common law, including the Unfair Competition Law, and federal statutes, including the Stored Communications Act. Plaintiffs are seeking monetary damages and equitable and injunctive relief on behalf of themselves and a putative nationwide class and California subclass of persons who provided their log-in credentials to a Yodlee-powered app in an allegedly similar manner from 2014 to the present. The Company believes that it is not properly named as a defendant in the lawsuit and it further believes, along with Yodlee, that plaintiffs’ claims are without merit. On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint. On February 16, 2021, the district court granted in part and denied in part Yodlee’s motion to dismiss the amended complaint and granted the plaintiffs leave to further amend. The Court reserved ruling on the Company’s motion to dismiss and granted limited jurisdictional discovery to the plaintiffs. On March 15, 2021, Plaintiffs filed a second amended class action complaint re-alleging, among others, the claims the district court had dismissed. The second amended complaint did not allege any claims against the Company or Yodlee that were not previously alleged in first amended complaint. On May 5, 2021, the Company filed a motion to dismiss all claims asserted against it in the second amended complaint, and Yodlee filed a motion to dismiss most claims asserted against it in the second amended complaint. On July 19, 2021, the Court granted in part Yodlee’s motion, resulting in the dismissal of all federal law claims and two of the state-law claims. On August 5, 2021, the Court granted the Company's motion to dismiss, and dismissed the Company from the lawsuit. On October 8, 2021, Yodlee filed an early motion for summary judgment. On August 12, 2022, Plaintiffs moved for leave to file a third amended complaint, which Yodlee opposed. On September 29, 2022, the Court denied Plaintiffs’ motion to amend the complaint. On December 13, 2022, the Court granted in part and denied in part Yodlee’s early motion for summary judgment, narrowing the scope of issues that remain to be resolved. On January 30, 2023, the Court

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
granted Yodlee’s motion for reconsideration and dismissed one additional claim. On July 20, 2023, the Court granted Yodlee’s motion for judgment on the pleadings and dismissed equitable monetary claims, allowing Plaintiffs leave to seek to amend by August 7, 2023. Plaintiffs filed an amended complaint on September 19, 2023, which Yodlee answered on October 3, 2023. Yodlee will continue to vigorously defend the remaining claims against it.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2023. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q for the quarter ended September 30, 2023 and the consolidated financial statements and related notes included on Form 10-K for the year ended December 31, 2022.

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

Approximately 107,000 advisors and approximately 6,900 companies, including 16 of the 20 largest U.S. banks, 48 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIAs, and hundreds of FinTech companies, leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients. We also operate six RIAs registered with the SEC. We believe that our business model results in a high degree of recurring and predictable financial results.

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

Recent Developments

Macroeconomic Environment

Our business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. Recent geopolitical uncertainty, resulting, in part, from the conflict in the Middle East which intensified on October 7, 2023, military conflict between Russia and Ukraine which escalated in February 2022, as well as rising inflation, contributed to significant volatility and decline in global financial markets during 2022 which continue as of the date of this Quarterly Report. The uncertainty over the extent and duration of the ongoing conflict and this period of inflation continues to cause disruptions to businesses and markets worldwide. The extent of the effect on our financial performance will continue to depend on future developments, including the extent and duration of the conflict and this period of inflation, the Federal Reserve's monetary policy in response to rising inflation, the extent of economic sanctions imposed, changes in market interest rates, further governmental and private sector responses and the timing and extent normal economic conditions resume, all of which are uncertain and difficult to predict. Although we are unable to estimate the overall financial effect of these conflicts and this period of inflation at this time, as these conditions continue, they could have a material adverse effect on our business, results of operations, financial condition and cash flows. As of September 30, 2023, the consolidated financial statements do not reflect any adjustments as a result of these macroeconomic conditions.

Convertible Promissory Note

On January 31, 2023, we entered into a Convertible Promissory Note with a customer of the Company's business, a privately held company, whereby we were issued a convertible promissory note with a principal amount of $20.0 million and a stated interest rate of 8.0% per annum. The Convertible Promissory Note has a maturity date of January 31, 2026 and is convertible into common stock or preferred stock of the privately held company upon qualified financing events or corporate transactions. During the three and nine months ended September 30, 2023, interest income related to the Convertible Promissory Note included in other expense, net in the condensed consolidated statements of operations was $0.4 million and $1.1 million, respectively.

In connection with the Convertible Promissory Note, we concurrently entered into a call option agreement with the privately held company, which provides us an option to acquire the privately held company at a predetermined price as of the earlier of July 2024 or upon satisfaction of certain financial metrics. The financial metrics were met during the three months ended September 30, 2023, however, we did not exercise the call option.

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

Reduction in Force Initiative

During the nine months ended September 30, 2023, as part of a reduction in force initiative, we entered into separation agreements with a number of employees. In connection with this reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, we incurred approximately $11.5 million and $25.9 million of total severance expense in the three and nine months ended September 30, 2023, respectively.

As of September 30, 2023 we had an ending liability balance of $13.4 million related to these efforts, of which we anticipate approximately $10.1 million to be paid during the remainder of 2023, $2.7 million to be paid throughout 2024, with the remaining balance paid through 2030.

Subsequent to September 30, 2023, in connection with the reduction in force initiative, we entered into separation agreements with a number of employees and incurred an additional $5.6 million in severance expense, of which the Company anticipates approximately $1.8 million to be paid during the remainder of 2023 and $3.8 million to be paid during the first quarter of 2024.

Operating Results

Beginning in the three months ended December 31, 2021 through June 30, 2023, the Company reported a loss from operations and loss before income tax provision in every quarter. We have incurred these quarterly losses as a result of several factors as described below.

Revenue Factors: In early 2022 continuing through the fourth quarter of 2022, the financial markets experienced a broad downturn, our redemption rates were higher than our historical average, and as a result, in our Wealth Solutions segment, our asset-based recurring revenues were materially adversely affected. Beginning in the three months ended March 31, 2023 asset-based recurring revenues have been increasing sequentially since the three months ended December 31, 2022. In addition, as a result of competitive pricing pressures in our Data & Analytics segment research business, beginning in the three months ended December 31, 2022 subscription-based recurring revenues have been materially adversely affected.

Expense Factors: We have incurred certain expenses that are not recurring in nature and that are a direct result of significant, distinct enterprise-wide strategic initiatives that we have taken in order to reshape and streamline the organization, which we believe will increase our operational efficiencies and to reduce future operating expenses, while negatively impacting our operating results in the short-term. These actions include both internal and external related expenses associated with an accelerated investment plan announced in the first quarter of 2021, expenses associated with office closures announced in the second quarter of 2022, severance and office closure related expenses associated with an organizational realignment and entry into an outsourcing arrangement announced in the fourth quarter of 2022, as well as severance expense for a reduction in force initiative announced in the first quarter of 2023 which has continued into the fourth quarter of 2023.

As discussed above, our business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. The return to positive income before income taxes, largely depends on a combination of improved industry dynamics, including overall technology and data spending by financial institutions and an improvement in capital market valuations, including asset flows and redemption rates, both of which are outside of the Company’s control, as well as a reduction in future operating expenses, as a result of the actions taken by management as discussed above.

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

Subsequent to September 30, 2023, the Company changed the composition of its reportable segments to reflect the way that the Company's chief operating decision maker reviews the operating results, assesses performance and allocates resources. As a result, the advisor-focused Wealth Analytics business has been reclassified from the Envestnet Data & Analytics segment to the Envestnet Wealth Solutions segment. The segment changes do not impact nonsegment results or the Company's consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

All segment information presented within this quarterly report on Form 10-Q for the quarter ended September 30, 2023 is presented in conjunction with the historical organizational structure as that is the organizational structure in place as of the balance sheet date of September 30, 2023.

As part of the annual goodwill impairment analysis, the Company will perform a quantitative goodwill impairment evaluation for each reporting unit as of October 31, 2023. As a result of the segment change and a corresponding adjustment to the composition of reporting units, as well as lower revenue and profits in 2023 compared to prior years in the Envestnet Data & Analytics segment, the Envestnet Data & Analytics reporting unit goodwill balance may be considered at risk for future impairment. Based on the results of this assessment, if the carrying value of the reporting unit exceeds its fair value, it could result in the recognition of an impairment of goodwill in the fourth quarter of 2023, and such impairment could be material.

Key Metrics

Envestnet Wealth Solutions Segment

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2022	2022	2023	2023	2023

	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$315,883	$341,144	$363,244	$384,773	$375,408
Assets under Administration (“AUA”)	350,576	367,412	379,843	394,078	398,082
Total AUM/A	666,459	708,556	743,087	778,851	773,490
Subscription	4,134,414	4,382,109	4,566,971	4,643,313	4,579,248
Total Platform Assets	$4,800,873	$5,090,665	$5,310,058	$5,422,164	$5,352,738
Platform Accounts
AUM	1,522,968	1,547,009	1,571,862	1,609,677	1,614,873
AUA	1,135,302	1,135,026	1,142,166	1,144,375	1,257,094
Total AUM/A	2,658,270	2,682,035	2,714,028	2,754,052	2,871,967
Subscription	15,596,403	15,665,020	15,779,980	15,916,955	16,072,848
Total Platform Accounts	18,254,673	18,347,055	18,494,008	18,671,007	18,944,815
Advisors
AUM/A	38,417	38,025	38,611	38,809	38,078
Subscription	67,348	67,520	67,843	68,439	69,318
Total Advisors	105,765	105,545	106,454	107,248	107,396
The following tables provide information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - Three Months Ended September 30, 2023
	As of June 30,	Gross		Net	Market	Reclass to	As of September 30,
	2023	Sales	Redemptions	Flows	Impact	Subscription	2023

	(in millions, except account data)
AUM	$384,773	$24,754	$(19,846)	$4,908	$(12,821)	$(1,452)	$375,408
AUA	394,078	39,624	(23,889)	15,735	(11,731)	—	398,082
Total AUM/A	$778,851	$64,378	$(43,735)	$20,643	$(24,552)	$(1,452)	$773,490
Fee-Based Accounts	2,754,052			128,548		(10,633)	2,871,967

The above AUM/A gross sales figures for the three months ended September 30, 2023 include $25.8 billion in new client conversions. We onboarded an additional $28.5 billion in subscription conversions during the three months ended September 30, 2023 bringing total conversions for the three months ended September 30, 2023 to $54.3 billion.

	Asset Rollforward - Nine Months Ended September 30, 2023
	As of December 31,	Gross		Net	Market	Reclass to	As of September 30,
	2022	Sales	Redemptions	Flows	Impact	Subscription	2023

	(in millions, except account data)
AUM	$341,144	$74,693	$(52,153)	$22,540	$14,315	$(2,591)	$375,408
AUA	367,412	97,564	(69,449)	28,115	16,427	(13,872)	398,082
Total AUM/A	$708,556	$172,257	$(121,602)	$50,655	$30,742	$(16,463)	$773,490
Fee-Based Accounts	2,682,035			289,041		(99,109)	2,871,967

The above AUM/A gross sales figures for the nine months ended September 30, 2023 include $54.6 billion in new client conversions. We onboarded an additional $96.6 billion in subscription conversions during the nine months ended September 30, 2023 bringing total conversions for the nine months ended September 30, 2023 to $151.2 billion.

Asset and account figures in the “Reclass to Subscription” columns for the three and nine months ended September 30, 2023 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the quarter in which the reclassification occurred, with no impact on total platform assets or accounts.

Envestnet Data & Analytics Segment

The following table provides information regarding the amount of paid-end users and firms using the Envestnet Data & Analytics platform in the periods indicated:

	As of
	September 30,	December 31,	March 31,	June 30,	September 30
	2022	2022	2023	2023	2023

	(in millions, except number of firms data)
Number of paying users	38.1	38.8	37.5	38.0	42.3
Number of firms	1,815	1,827	1,851	1,873	1,855

Operational Highlights

	Three Months Ended
	September 30,		$	%
	2023	2022	Change	Change

	(in thousands, except percentages)
Revenue:
Envestnet Wealth Solutions:
Asset-based	$193,901	$177,131	$16,770	9%
Subscription-based	76,813	75,975	838	1%
Total recurring revenue	270,714	253,106	17,608	7%
Professional services and other revenue	4,313	4,229	84	2%
Total Envestnet Wealth Solutions revenue	$275,027	$257,335	$17,692	7%

Envestnet Data & Analytics:
Subscription-based	$38,126	$47,772	$(9,646)	(20)%
Total recurring revenue	38,126	47,772	(9,646)	(20)%
Professional services and other revenue	3,694	1,588	2,106	133%
Total Envestnet Data & Analytics revenue	$41,820	$49,360	$(7,540)	(15)%

Total consolidated revenue	$316,847	$306,695	$10,152	3%

Deferred revenue fair value adjustment	—	54	(54)	(100)%
Total consolidated adjusted revenue*	$316,847	$306,749	$10,098	3%

Consolidated net income (loss) attributable to Envestnet, Inc.	$7,091	$(7,290)	$14,381	**
Net income (loss) attributable to Envestnet, Inc. per share - basic and diluted	$0.13	$(0.13)	$0.26	**

Adjusted EBITDA*	$67,242	$53,498	$13,744	26%
Adjusted net income*	$36,627	$29,546	$7,081	24%
Adjusted net income per diluted share*	$0.56	$0.45	$0.11	24%
__________________________________________________________
*Non-GAAP financial measure. See "Non-GAAP Financial Measures" below for definitions and reconciliations of non-GAAP measures.
**Not meaningful

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022

	Three Months Ended September 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$193,901	61%	$177,131	58%	$16,770	9%
Subscription-based	114,939	36%	123,747	40%	(8,808)	(7)%
Total recurring revenue	308,840	97%	300,878	98%	7,962	3%
Professional services and other revenue	8,007	3%	5,817	2%	2,190	38%
Total revenue	316,847	100%	306,695	100%	10,152	3%
Operating expenses:
Direct expense	119,538	38%	110,108	36%	9,430	9%
Employee compensation	113,334	36%	116,837	38%	(3,503)	(3)%
General and administrative	49,063	15%	47,388	15%	1,675	4%
Depreciation and amortization	34,311	11%	33,408	11%	903	3%
Total operating expenses	316,246	100%	307,741	100%	8,505	3%
Income (loss) from operations	601	—%	(1,046)	—%	1,647	*
Other expense, net	(4,369)	(1)%	(5,346)	(2)%	977	18%
Loss before income tax provision (benefit)	(3,768)	(1)%	(6,392)	(2)%	2,624	41%
Income tax provision (benefit)	(8,824)	(3)%	2,271	1%	(11,095)	*
Net income (loss)	5,056	2%	(8,663)	(3)%	13,719	*
Add: Net loss attributable to non-controlling interest	2,035	1%	1,373	—%	662	48%
Net income (loss) attributable to Envestnet, Inc.	$7,091	2%	$(7,290)	(2)%	$14,381	*
__________________________________________________________
*Not meaningful

Asset-based recurring revenue

Asset-based recurring revenue increased $16.8 million, or 9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms remained consistent with approximately 38,000 as of September 30, 2023 and 2022, respectively, and the number of AUM/A client accounts increased from approximately 2.7 million as of September 30, 2022 to approximately 2.9 million as of September 30, 2023.

As a percentage of total revenue, asset-based recurring revenue increased 3% points for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to the overall increase in asset-based recurring revenue coupled with the decrease in subscription-based revenue period over period.

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $8.8 million, or 7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a decrease of $9.6 million in the Envestnet Data & Analytics segment, which is primarily attributable to a loss in access to data in the research business and continued impact from the regional banking crisis which led to our customer’s cost cutting initiatives, pricing pressure and project delays, partially offset by an increase of $0.8 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth.

As a percentage of total revenue, subscription-based recurring revenue decreased 4% points for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to the overall decrease in subscription-based recurring revenue coupled with the increase in asset-based revenue period over period.

Professional services and other revenue

Professional services and other revenue increased $2.2 million, or 38%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in revenue recognized in the Data & Analytics segment as a result of point in time revenue recognized on a customer deployment.

Direct expense

Direct expense increased $9.4 million, or 9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in asset-based direct expense, which directly correlates with the increase to asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $3.5 million, or 3%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $10.4 million, which is primarily a result of the outsourcing arrangement with TCS in the Envestnet Data & Analytics segment, which shifted certain expenses from employee compensation to general and administrative expense, a reduction in force initiative in 2023 and an organizational realignment in the fourth quarter of 2022, a decrease in incentive compensation of $1.8 million and other immaterial decreases within employee compensation, partially offset by an increase in severance expense of $10.4 million as a result of the reduction in force initiative and organizational realignment.

General and administrative

General and administrative expenses increased $1.7 million, or 4%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to increases in software and maintenance charges of $6.1 million which is primarily a result of the outsourcing arrangement with TCS and litigation related expense of $2.7 million. These increases were partially offset by decreases in restructuring charges and transaction costs of $2.9 million, professional fees of $1.3 million, marketing costs of $1.0 million, travel and entertainment expense of $1.0 million and other immaterial decreases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $0.9 million, or 3%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to increases in amortization related to internally developed software of $4.1 million, partially offset by decreases in amortization related to intangible assets of $3.5 million.

Other expense, net

Other expense, net decreased $1.0 million, or 18%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a $2.9 million fair market value adjustment to investment in private company, partially offset by a $1.6 million increase in interest expense, net.

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

For the three months ended September 30, 2023, our effective tax rate of 234.2% differed from the statutory rate primarily due to the change in forecasted and actual year-to-date pre-tax book income as well as an increase in the valuation allowance we have placed on a portion of U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

For the three months ended September 30, 2022, our effective tax rate of (35.5)% differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of the Redi2 and Truelytics acquisitions and IRC Section 174, permanent book-tax differences, and the impact of state and local taxes offset by federal and state R&D credits.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$556,595	60%	$571,820	60%	$(15,225)	(3)%
Subscription-based	346,977	37%	356,601	38%	(9,624)	(3)%
Total recurring revenue	903,572	97%	928,421	98%	(24,849)	(3)%
Professional services and other revenue	24,416	3%	18,489	2%	5,927	32%
Total revenue	927,988	100%	946,910	100%	(18,922)	(2)%
Operating expenses:
Direct expense	352,024	38%	361,872	38%	(9,848)	(3)%
Employee compensation	344,646	37%	369,453	39%	(24,807)	(7)%
General and administrative	156,028	17%	157,867	17%	(1,839)	(1)%
Depreciation and amortization	101,058	11%	97,208	10%	3,850	4%
Total operating expenses	953,756	103%	986,400	104%	(32,644)	(3)%
Loss from operations	(25,768)	(3)%	(39,490)	(4)%	13,722	35%
Other expense, net	(19,706)	(2)%	(9,691)	(1)%	(10,015)	(103)%
Loss before income tax provision (benefit)	(45,474)	(5)%	(49,181)	(5)%	3,707	8%
Income tax provision (benefit)	15,363	2%	(1,542)	—%	16,905	*
Net loss	(60,837)	(7)%	(47,639)	(5)%	(13,198)	(28)%
Add: Net loss attributable to non-controlling interest	5,284	1%	3,205	—%	2,079	65%
Net loss attributable to Envestnet, Inc.	$(55,553)	(6)%	$(44,434)	(5)%	$(11,119)	(25)%
__________________________________________________________
*Not meaningful

Asset-based recurring revenue

Asset-based recurring revenue decreased $15.2 million, or 3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms remained consistent with approximately 38,000 as of September 30, 2023 and 2022, respectively, and the number of AUM/A client accounts increased from approximately 2.7 million as of September 30, 2022 to approximately 2.9 million as of September 30, 2023.

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $9.6 million, or 3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease of $20.4 million in the Envestnet Data & Analytics segment, which is primarily attributable to a loss in access to data in the research business and continued impact from the regional banking crisis which led to our customer’s cost cutting initiatives, partially offset by an increase of $10.7 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue increased $5.9 million, or 32%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to timing of the completion of customer projects and deployments and an increase in revenue recognized in the Data & Analytics segment as a result of point in time revenue recognized on a customer deployment.

Direct expense

Direct expense decreased $9.8 million, or 3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease in asset-based direct expense, which directly correlates with the decrease to asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $24.8 million, or 7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $28.5 million, which is primarily a result of the outsourcing arrangement with TCS in the Envestnet Data & Analytics segment, which shifted certain expenses from employee compensation to general and administrative expense, a reduction in force initiative in 2023 and an organizational realignment in the fourth quarter of 2022, a decrease in non-cash compensation expense of $4.4 million, incentive compensation of $1.9 million and other immaterial decreases within employee compensation, partially offset by an increase in severance expense of $14.5 million as a result of the reduction in force initiative and organizational realignment.

General and administrative

General and administrative expenses decreased $1.8 million, or 1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to decreases in restructuring charges and transaction costs of $17.3 million, marketing costs of $4.0 million and occupancy costs of $3.6 million. These decreases were partially offset by increases in software and maintenance charges of $22.0 million which is primarily a result of the outsourcing arrangement with TCS and other immaterial increases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $3.9 million, or 4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to increases in amortization related to internally developed software of $10.0 million, partially offset by decreases in amortization related to intangible assets of $6.0 million.

Other expense, net

Other expense, net increased $10.0 million, or 103%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a $6.4 million decrease in dilution gain on equity method investee share issuance, a $3.5 million increase in interest expense, net and a $2.9 million increase in loss allocations from equity method investments, partially offset by a $2.8 million fair market value adjustment to investment in private company.

Income tax provision (benefit)

For the nine months ended September 30, 2023, our effective tax rate of (33.8%) differed from the statutory rate primarily due to the increase in the valuation allowance we have placed on a portion of U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

For the nine months ended September 30, 2022, our effective tax rate of 3.1% differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of the Redi2 and Truelytics acquisitions and IRC Section 174, permanent book-tax differences, the impact of state and local taxes offset by federal and state R&D credits and the partial reserve release of an uncertain tax position due to the expiration of a statute of limitations.

Segment Results

Business segments are generally organized around our service offerings. Financial information about each of our two business segments is contained in “Note 18—Segment Information” to the condensed consolidated financial statements.

The following table reconciles income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Envestnet Wealth Solutions	$31,392	$20,607	$78,254	$49,844
Envestnet Data & Analytics	(9,115)	74	(27,888)	(9,218)
Nonsegment operating expenses	(21,676)	(21,727)	(76,134)	(80,116)
Income (loss) from operations	601	(1,046)	(25,768)	(39,490)
Other expense, net	(4,369)	(5,346)	(19,706)	(9,691)
Consolidated loss before income tax provision (benefit)	(3,768)	(6,392)	(45,474)	(49,181)
Income tax provision (benefit)	(8,824)	2,271	15,363	(1,542)
Consolidated net income (loss)	5,056	(8,663)	(60,837)	(47,639)
Add: Net loss attributable to non-controlling interest	2,035	1,373	5,284	3,205
Consolidated net income (loss) attributable to Envestnet, Inc.	$7,091	$(7,290)	$(55,553)	$(44,434)

 Envestnet Wealth Solutions

The following tables present income from operations for the Envestnet Wealth Solutions segment:

Three months ended September 30, 2023 compared to three months ended September 30, 2022

	Three Months Ended September 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$193,901	71%	$177,131	69%	$16,770	9%
Subscription-based	76,813	28%	75,975	30%	838	1%
Total recurring revenue	270,714	98%	253,106	98%	17,608	7%
Professional services and other revenue	4,313	2%	4,229	2%	84	2%
Total revenue	275,027	100%	257,335	100%	17,692	7%
Operating expenses:
Direct expense	114,005	41%	103,618	40%	10,387	10%
Employee compensation	76,449	28%	77,010	30%	(561)	(1)%
General and administrative	28,646	10%	31,463	12%	(2,817)	(9)%
Depreciation and amortization	24,535	9%	24,637	10%	(102)	—%
Total operating expenses	243,635	89%	236,728	92%	6,907	3%
Income from operations	$31,392	11%	$20,607	8%	$10,785	52%

Asset-based recurring revenue

Asset-based recurring revenue increased $16.8 million, or 9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms remained consistent with approximately 38,000 as of September 30, 2023 and 2022, respectively, and the number of AUM/A client accounts increased from approximately 2.7 million as of September 30, 2022 to approximately 2.9 million as of September 30, 2023.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $0.8 million, or 1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue increased $0.1 million, or 2%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense increased $10.4 million, or 10%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due an increase in asset-based direct expense, which directly correlates with the increase in asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $0.6 million, or 1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $2.4 million, which is primarily a result of a reduction in force initiative in 2023 and an organizational realignment in the fourth quarter of 2022, and other immaterial decreases within employee compensation, partially offset by an increase in severance expense of $3.8 million as a result of the reduction in force initiative and organizational realignment.

General and administrative

General and administrative expenses decreased $2.8 million, or 9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to decreases in professional fees of $1.4 million and other immaterial decreases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense decreased $0.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to decreases in amortization related to intangible assets of $3.0 million, partially offset by increases in amortization related to internally developed software of $2.6 million.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$556,595	69%	$571,820	71%	$(15,225)	(3)%
Subscription-based	228,807	28%	218,080	27%	10,727	5%
Total recurring revenue	785,402	98%	789,900	98%	(4,498)	(1)%
Professional services and other revenue	17,866	2%	13,003	2%	4,863	37%
Total revenue	803,268	100%	802,903	100%	365	—%
Operating expenses:
Direct expense	336,073	42%	343,148	43%	(7,075)	(2)%
Employee compensation	229,320	29%	234,413	29%	(5,093)	(2)%
General and administrative	86,438	11%	103,824	13%	(17,386)	(17)%
Depreciation and amortization	73,183	9%	71,674	9%	1,509	2%
Total operating expenses	725,014	90%	753,059	94%	(28,045)	(4)%
Income from operations	$78,254	10%	$49,844	6%	$28,410	57%

 Asset-based recurring revenue

Asset-based recurring revenue decreased $15.2 million, or 3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms remained consistent with approximately 38,000 as of September 30, 2023 and 2022, respectively, and the number of AUM/A client accounts increased from approximately 2.7 million as of September 30, 2022 to approximately 2.9 million as of September 30, 2023.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $10.7 million, or 5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue increased $4.9 million, or 37%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense decreased $7.1 million, or 2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due a decrease in asset-based direct expense, which directly correlates with the decrease in asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $5.1 million, or 2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $5.9 million, which is primarily a result of a reduction in force initiative in 2023 and an organizational realignment in the fourth quarter of 2022, a decrease in non-cash compensation expense of $1.9 million and other immaterial decreases within employee compensation, partially offset by an increase in severance expense of $5.0 million as a result of the reduction in force initiative and organizational realignment.

General and administrative

General and administrative expenses decreased $17.4 million, or 17%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to decreases in restructuring charges and transaction costs of $12.4 million, marketing costs of $3.1 million, occupancy costs of $2.0 million and other immaterial decreases within general and administrative expense, partially offset by increases in software and maintenance charges of $1.3 million.

Depreciation and amortization

Depreciation and amortization expense increased $1.5 million, or 2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to increases in amortization related to internally developed software of $6.2 million, partially offset by decreases in amortization related to intangible assets of $5.0 million.

Envestnet Data & Analytics

The following tables present income (loss) from operations for the Envestnet Data & Analytics segment:

Three months ended September 30, 2023 compared to three months ended September 30, 2022

	Three Months Ended September 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Subscription-based	$38,126	91%	$47,772	97%	$(9,646)	(20)%
Professional services and other revenue	3,694	9%	1,588	3%	2,106	133%
Total revenue	41,820	100%	49,360	100%	(7,540)	(15)%
Operating expenses:
Direct expense	5,533	13%	6,490	13%	(957)	(15)%
Employee compensation	22,819	55%	26,174	53%	(3,355)	(13)%
General and administrative	12,807	31%	7,851	16%	4,956	63%
Depreciation and amortization	9,776	23%	8,771	18%	1,005	11%
Total operating expenses	50,935	122%	49,286	100%	1,649	3%
Income (loss) from operations	$(9,115)	(22)%	$74	—%	$(9,189)	*
__________________________________________________________
*Not meaningful

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $9.6 million, or 20%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a loss in access to data in the research business and continued impact from the regional banking crisis which led to our customer’s cost cutting initiatives.

As a percentage of segment revenue, subscription-based recurring revenue decreased 6% points for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a decrease in subscription-based revenue compared to an increase in professional services and other revenue.

Professional services and other revenue

Professional services and other revenue increased $2.1 million, or 133%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in point in time revenue recognized on a customer deployment.

As a percentage of segment revenue, subscription-based recurring revenue increased 6% points for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in professional services and other revenue compared to a decrease in subscription-based revenue.

Direct expense

Direct expense decreased $1.0 million, or 15%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to the decrease in subscription-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $3.4 million, or 13%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $7.1 million, which is primarily a result of the outsourcing arrangement with TCS which shifted certain expenses from employee compensation to general and administrative expense, a reduction in force initiative in 2023 and an organizational realignment in the fourth quarter of 2022 and other immaterial decreases within employee compensation, partially offset by an increase in severance expense of $6.0 million as a result of the reduction in force initiative and organizational realignment.

General and administrative

General and administrative expenses increased $5.0 million, or 63%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to increases in software and maintenance charges of $5.6 million, which is primarily a result of the outsourcing arrangement with TCS and an increase in litigation related expense of $2.7 million. These increases were partially offset by a decrease in restructuring charges and transaction costs of $1.4 million and other immaterial decreases within general and administrative expense.

As a percentage of segment revenue, general and administrative expense increased 15% points for three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to the outsourcing arrangement with TCS as well as the overall decrease in segment revenue period over period.

Depreciation and amortization

Depreciation and amortization expense increased $1.0 million, or 11%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to increases in amortization related to internally developed software of $1.5 million, partially offset by decreases in amortization related to intangible assets of $0.6 million.

As a percentage of segment revenue, depreciation and amortization expense increased 5% points for three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a decrease in segment revenue period over period as well as the overall increase in depreciation and amortization expense period over period.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Subscription-based	$118,170	95%	$138,521	96%	$(20,351)	(15)%
Professional services and other revenue	6,550	5%	5,486	4%	1,064	19%
Total revenue	124,720	100%	144,007	100%	(19,287)	(13)%
Operating expenses:
Direct expense	15,951	13%	18,724	13%	(2,773)	(15)%
Employee compensation	65,974	53%	80,334	56%	(14,360)	(18)%
General and administrative	42,808	34%	28,633	20%	14,175	50%
Depreciation and amortization	27,875	22%	25,534	18%	2,341	9%
Total operating expenses	152,608	122%	153,225	106%	(617)	—%
Loss from operations	$(27,888)	(22)%	$(9,218)	(6)%	$(18,670)	*
__________________________________________________________
*Not meaningful

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $20.4 million, or 15%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a loss in access to data in the research business and continued impact from the regional banking crisis which led to our customer’s cost cutting initiatives.

Professional services and other revenue

Professional services and other revenue increased $1.1 million, or 19%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in point in time revenue recognized on a customer deployment, partially offset by timing of the completion of customer projects and deployments.

Direct expense

Direct expense decreased $2.8 million, or 15%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the decrease in subscription-based recurring revenue.

Employee compensation

Employee compensation decreased $14.4 million, or 18%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $19.6 million, which is primarily a result of the outsourcing arrangement with TCS which shifted certain expenses from employee compensation to general and administrative expense, a reduction in force initiative in 2023 and an organizational realignment in the fourth quarter of 2022, incentive compensation of $2.4 million and other immaterial decreases within employee compensation, partially offset by an increase in severance expense of $10.4 million as a result of the reduction in force initiative and organizational realignment.

As a percentage of segment revenue, employee compensation expense decreased 3% points for nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the outsourcing arrangement with TCS, partially offset by a decrease in segment revenue period over period.

General and administrative

General and administrative expenses increased $14.2 million, or 50%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to increases in software and maintenance charges of $19.3 million, which is primarily a result of the outsourcing arrangement with TCS, partially offset by decreases in restructuring charges and transaction costs of $1.8 million, litigation related expense of $1.2 million and other immaterial decreases within general and administrative expense.

As a percentage of segment revenue, general and administrative expense increased 14% points for nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the outsourcing arrangement with TCS as well as a decrease in segment revenue period over period.

Depreciation and amortization

Depreciation and amortization expense increased $2.3 million, or 9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to increases in amortization related to internally developed software of $3.8 million, partially offset by decreases in amortization related to intangible assets of $1.0 million.

As a percentage of segment revenue, depreciation and amortization expense increased 4% points for nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease in segment revenue period over period as well as the overall increase in depreciation and amortization expense period over period.

Nonsegment

The following tables present nonsegment operating expenses:

Three months ended September 30, 2023 compared to three months ended September 30, 2022

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change

	(in thousands, except percentages)
Operating expenses:
Employee compensation	$14,066	$13,653	$413	3%
General and administrative	7,610	8,074	(464)	(6)%
Nonsegment operating expenses	$21,676	$21,727	$(51)	—%

Employee compensation

Employee compensation increased $0.4 million, or 3%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in non-cash compensation expense of $1.1 million and other immaterial increases within employee compensation, partially offset by a decrease in salaries, benefits and related payroll taxes of $0.9 million.

General and administrative

General and administrative expenses decreased $0.5 million, or 6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a decrease in transaction costs of $1.4 million, partially offset by other immaterial increases within general and administrative expense.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change

	(in thousands, except percentages)
Operating expenses:
Employee compensation	$49,352	$54,706	$(5,354)	(10)%
General and administrative	26,782	25,410	1,372	5%
Nonsegment operating expenses	$76,134	$80,116	$(3,982)	(5)%

Employee compensation

Employee compensation decreased $5.4 million, or 10%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $3.0 million, non-cash compensation expense of $2.0 million and other immaterial decreases within employee compensation.

General and administrative

General and administrative expenses increased $1.4 million, or 5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in governance related expense of $1.8 million as a result of expense associated with activist shareholder activity during the three months ended March 31, 2023, professional fees of $1.6 million and software and maintenance charges of $1.4 million. These increases were partially offset by decreases in transaction costs of $3.1 million and other immaterial decreases in general and administrative expense.

Non-GAAP Financial Measures

In addition to reporting results according to GAAP, we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. We believe these non-GAAP financial measures are useful supplemental metrics that provide greater transparency into our results of operations and can assist both management and investors in understanding and assessing the operational performance of our business on a consistent basis, as it removes the impact of non-cash or non-recurring items from operating results and provides an additional tool to compare our results with other companies in the industry, many of which present similar non-GAAP financial measures. Those measures include “adjusted revenue,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per diluted share.”

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision (benefit), depreciation and amortization, non-cash compensation expense, restructuring charges and transaction costs, severance expense, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, fair market value adjustment to investment in private company, dilution gain on equity method investee share issuance, loss allocations from equity method investments and (income) loss attributable to non-controlling interest.

“Adjusted net income” represents net income (loss) before income tax provision (benefit), deferred revenue fair value adjustment, non-cash interest expense, cash interest on our Convertible Notes, non-cash compensation expense, restructuring charges and transaction costs, severance expense, amortization of acquired intangibles, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, fair market value adjustment to investment in private company, dilution gain on equity method investee share issuance, loss allocations from equity method investments and (income) loss attributable to non-controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

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

We also present adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted revenue provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, income tax provision (benefit), non-income tax expense, restructuring charges and transaction costs, severance expense, litigation, regulatory and other governance related expenses, foreign currency, loss allocations from equity method investments, pre-tax (income) loss attributable to non‑controlling interest and changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions. Our management also believes it is useful to exclude non‑cash compensation expense from adjusted EBITDA and adjusted net income because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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
•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we paid net cash of $13.6 million and $7.9 million for the nine months ended September 30, 2023 and 2022, respectively. In the event that we generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and
•Other companies in our industry may calculate adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share differently than we do, limiting their usefulness as a comparative measure.

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

The following tables set forth reconciliations of GAAP financial measures to non-GAAP financial measures. See "Footnotes to GAAP to Non-GAAP Reconciliations" below for further detail on adjustments.

The following table sets forth a reconciliation of total revenue to adjusted revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Total revenue	$316,847	$306,695	$927,988	$946,910
Deferred revenue fair value adjustment (1)	—	54	69	162
Adjusted revenue	$316,847	$306,749	$928,057	$947,072

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Net income (loss)	$5,056	$(8,663)	$(60,837)	$(47,639)
Add (deduct):
Deferred revenue fair value adjustment (1)	—	54	69	162
Interest income	(1,553)	(1,239)	(4,567)	(2,273)
Interest expense	6,202	4,242	19,053	13,307
Income tax provision (benefit) (2)(3)	(8,824)	2,271	15,363	(1,542)
Depreciation and amortization	34,311	33,408	101,058	97,208
Non-cash compensation expense (4)	17,298	17,265	58,141	62,583
Restructuring charges and transaction costs (5)	1,695	3,895	12,366	27,267
Severance expense (6)	11,482	1,125	25,904	11,379
Litigation, regulatory and other governance related expenses (7)	604	(2,050)	5,823	5,333
Foreign currency (8)	223	308	330	613
Non-income tax expense adjustment (9)	(26)	(325)	(224)	(112)
Fair market value adjustment to investment in private company (10)	(2,871)	—	(2,804)	—
Dilution gain on equity method investee share issuance (11)	—	—	(546)	(6,934)
Loss allocations from equity method investments (12)	2,368	2,387	8,240	5,332
Loss attributable to non-controlling interest (13)	1,277	820	3,082	1,637
Adjusted EBITDA	$67,242	$53,498	$180,451	$166,321

The following table sets forth a reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands, except share and per share information)
Net income (loss)	$5,056	$(8,663)	$(60,837)	$(47,639)
Income tax provision (benefit) (2)(3)	(8,824)	2,271	15,363	(1,542)
Loss before income tax provision (benefit)	(3,768)	(6,392)	(45,474)	(49,181)
Add (deduct):
Deferred revenue fair value adjustment (1)	—	54	69	162
Non-cash interest expense (14)	1,389	1,443	4,258	4,917
Cash interest - Convertible Notes (15)	4,368	2,479	13,476	7,439
Non-cash compensation expense (4)	17,298	17,265	58,141	62,583
Restructuring charges and transaction costs (5)	1,695	3,895	12,366	27,267
Severance expense (6)	11,482	1,125	25,904	11,379
Amortization of acquired intangibles (16)	15,124	18,649	47,784	53,814
Litigation, regulatory and other governance related expenses (7)	604	(2,050)	5,823	5,333
Foreign currency (8)	223	308	330	613
Non-income tax expense adjustment (9)	(26)	(325)	(224)	(112)
Fair market value adjustment to investment in private company (10)	(2,871)	—	(2,804)	—
Dilution gain on equity method investee share issuance (11)	—	—	(546)	(6,934)
Loss allocations from equity method investments (12)	2,368	2,387	8,240	5,332
Loss attributable to non-controlling interest (13)	1,277	820	3,082	1,637
Adjusted net income before income tax effect	49,163	39,658	130,425	124,249
Income tax effect (17)	(12,536)	(10,112)	(33,258)	(31,683)
Adjusted net income	$36,627	$29,546	$97,167	$92,566

Basic number of weighted average shares outstanding	54,562,270	55,226,777	54,380,231	55,109,387
Effect of dilutive shares:
Convertible Notes	10,811,884	9,898,549	11,176,254	9,898,549
Non-vested RSUs and PSUs	361,982	208,367	438,520	378,061
Options to purchase common stock	46,364	74,559	64,507	123,267
Diluted number of weighted average shares outstanding	65,782,500	65,408,252	66,059,512	65,509,264
Adjusted net income per diluted share	$0.56	$0.45	$1.47	$1.41

The following tables set forth the reconciliation of revenue to adjusted revenue and income (loss) from operations to adjusted EBITDA for each segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenue	$275,027	$41,820	$—	$316,847
Deferred revenue fair value adjustment (1)	—	—	—	—
Adjusted revenue	$275,027	$41,820	$—	$316,847

Income (loss) from operations	$31,392	$(9,115)	$(21,676)	$601
Add:
Deferred revenue fair value adjustment (1)	—	—	—	—
Depreciation and amortization	24,535	9,776	—	34,311
Non-cash compensation expense (4)	10,682	2,448	4,168	17,298
Restructuring charges and transaction costs (5)	1,432	(98)	361	1,695
Severance expense(6)	4,501	6,302	679	11,482
Litigation, regulatory and other governance related expenses (7)	—	629	(25)	604
Non-income tax expense adjustment (9)	(26)	—	—	(26)
Loss attributable to non-controlling interest (13)	1,277	—	—	1,277
Adjusted EBITDA	$73,793	$9,942	$(16,493)	$67,242

	Three months ended September 30, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenue	$257,335	$49,360	$—	$306,695
Deferred revenue fair value adjustment (1)	54	—	—	54
Adjusted revenue	$257,389	$49,360	$—	$306,749

Income (loss) from operations	$20,607	$74	$(21,727)	$(1,046)
Add:
Deferred revenue fair value adjustment (1)	54	—	—	54
Depreciation and amortization	24,637	8,771	—	33,408
Non-cash compensation expense (4)	11,235	2,991	3,039	17,265
Restructuring charges and transaction costs (5)	928	1,264	1,703	3,895
Severance expense (6)	686	281	158	1,125
Litigation, regulatory and other governance related expenses (7)	—	(2,050)	—	(2,050)
Non-income tax expense adjustment (9)	(343)	18	—	(325)
Loss attributable to non-controlling interest (13)	820	—	—	820
Other	352	—	—	352
Adjusted EBITDA	$58,976	$11,349	$(16,827)	$53,498

	Nine Months Ended September 30, 2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenue	$803,268	$124,720	$—	$927,988
Deferred revenue fair value adjustment (1)	69	—	—	69
Adjusted revenue	$803,337	$124,720	$—	$928,057

Income (loss) from operations	$78,254	$(27,888)	$(76,134)	$(25,768)
Add (deduct):
Deferred revenue fair value adjustment (1)	69	—	—	69
Depreciation and amortization	73,183	27,875	—	101,058
Non-cash compensation expense (4)	33,967	7,837	16,337	58,141
Restructuring charges and transaction costs (5)	7,984	215	4,167	12,366
Severance expense (6)	9,931	11,849	4,124	25,904
Litigation, regulatory and other governance related expenses (7)	—	4,163	1,660	5,823
Non-income tax expense adjustment (9)	(153)	(71)	—	(224)
Loss attributable to non-controlling interest (13)	3,082	—	—	3,082
Adjusted EBITDA	$206,317	$23,980	$(49,846)	$180,451

	Nine months ended September 30, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Revenue	$802,903	$144,007	$—	$946,910
Deferred revenue fair value adjustment (1)	162	—	—	162
Adjusted revenue	$803,065	$144,007	$—	$947,072

Income (loss) from operations	$49,844	$(9,218)	$(80,116)	$(39,490)
Add:
Deferred revenue fair value adjustment (1)	162	—	—	162
Depreciation and amortization	71,674	25,534	—	97,208
Non-cash compensation expense (4)	35,889	8,378	18,316	62,583
Restructuring charges and transaction costs (5)	18,109	2,014	7,144	27,267
Severance expense (6)	4,909	1,492	4,978	11,379
Litigation, regulatory and other governance related expenses (7)	—	5,333	—	5,333
Non-income tax expense adjustment (9)	(52)	(60)	—	(112)
Loss attributable to non-controlling interest (13)	1,637	—	—	1,637
Other	352	2	—	354
Adjusted EBITDA	$182,524	$33,475	$(49,678)	$166,321

Footnotes to GAAP to Non-GAAP Reconciliations

(1)Deferred revenue fair value adjustment represents the effect of purchase accounting on the fair value of acquired deferred revenue in accordance with ASC 606.
(2)For the three months ended September 30, 2023 and 2022, the effective tax rate computed in accordance with GAAP equaled 234.2% and (35.5)%, respectively. For the nine months ended September 30, 2023 and 2022, the effective tax rate computed in accordance with GAAP equaled (33.8)% and 3.1%, respectively.
(3)As of December 31, 2022, we had net operating loss carryforwards of approximately $69.0 million and $221.0 million for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from both the amount calculated in accordance with GAAP using the effective income tax rate and from the income tax effect amount calculated using the normalized effective tax rate.
(4)Non-cash compensation expense represents expense related to stock-based awards made to employees and directors. We exclude stock-based compensation because the Company does not view it as reflective of our core operating performance as it is a non-cash expense.
(5)Restructuring charges and transaction costs represent third-party costs incurred related to significant, distinct enterprise-wide strategic initiatives such as the closure of certain offices in the United States, acquisition and transaction related expenditures and system integration costs related to implementation of a new Enterprise Resource Planning System. These third-party costs are infrequent and outside the ordinary course of our continuing operations. We exclude these costs to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.
(6)Severance expense represents severance and related costs associated with certain strategic initiatives that have reshaped our workforce such as an organizational realignment in the fourth quarter of 2022, post-acquisition integration activity and a reduction in force initiative in 2023. These are not reflective of future ongoing operations and affect comparability of the Company’s operational results across reporting periods.
(7)Litigation, regulatory and other governance related expenses represent certain third-party non-recurring litigation fees primarily related to litigation matters discussed in Note 19—Commitments and Contingencies as well as governance related expenses associated with activist shareholder activity. The litigation costs relate to two matters over a three-year time period and are not reoccurring expenditures.
(8)Foreign currency represents gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts. These adjustments can vary significantly from period to period and are not indicative of our core operating performance.
(9)Non-income tax expense adjustments relate to the remediation of historical sales and use tax issues and are not indicative of our core operating performance.
(10)Fair market value adjustment to investment in private company represents non-recurring unrealized gains and losses related to the Company’s investments. These adjustments are infrequent and outside the ordinary course of our continuing operations.
(11)Dilution gain on equity method investee share issuance represents gains and losses related to the Company’s equity method share issuances. These dilution gains are infrequent and can vary significantly from period to period and are outside the ordinary course of our continuing operations.
(12)Loss allocations from equity method investments represents gains and losses from our various equity method investments. These investments are not part of our core business and the ventures associated with these investments generally are start-up or early-stage businesses where we have limited influence over their operational and financial policies. The results of operations for each of these investments can vary significantly from period to period and do not represent the Company’s ongoing operations.
(13)Loss attributable to non-controlling interest represents the loss attributable to the Company’s minority economic interest in a private company excluding the impact of non-cash or non-recurring items included within other line items. Although the Company consolidates its minority interest in a private company as a result of its ability to control this private company interest through majority representation on the board, the Company has excluded loss attributable to non-controlling interest as it owns a minority economic interest in the private company. This private company is a start-up business and the results of its operations vary significantly from period to period and are not representative of the Company’s financial performance.
(14)Non-cash interest expense represents third-party costs incurred in securing debt and are amortized over the term of the debt. We exclude non-cash interest expense because the Company does not view this expense as reflective of our core operating performance as it is a non-cash expense.
(15)For purposes of computing adjusted net income and adjusted net income per share, the Company always assumes the convertible notes to be fully converted for all periods presented. Therefore, cash interest for convertible notes is added to adjusted net income in accordance with the if-converted method.
(16)Amortization of acquired intangibles represents non-cash amortization expense from intangible assets acquired through acquisitions. The fair value of these acquired intangible assets are estimates and the Company does not view it as reflective of our core operating performance as it is a non-cash expense.
(17)Income tax effect represents the tax effect of Non-GAAP adjustments as described above and is calculated using an estimated normalized tax rate of 25.5% for both the three and nine months ended September 30, 2023 and 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had total cash and cash equivalents of $43.2 million compared to $162.2 million as of December 31, 2022. As of September 30, 2023, we had $500.0 million available to borrow under the Revolving Credit Facility.

We believe our existing cash and cash equivalents and cash generated in the ongoing operations of our business will be sufficient to fund our current operations, including capital expenditure needs and debt service obligations, over the next twelve months and beyond. If the cash generated in the ongoing operations of our business is insufficient to fund these requirements, we may be required to further borrow under our Revolving Credit Facility or incur additional debt to fund our ongoing operations or to fund potential acquisitions or other strategic activities.

We will continue to actively manage our cash balances by making decisions regarding the amounts, timing and manner in which cash is generated and used in order to ensure we are able to meet our cash, capital and liquidity requirements and maintain operations for both the short and long term.

Cash Flows

The following table presents a summary of our cash flows:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$79,277	$86,235
Net cash used in investing activities	(125,167)	(226,755)
Net cash used in financing activities	(76,969)	(44,450)
Effect of exchange rate on changes on cash	3,897	(3,128)
Net change in cash, cash equivalents and restricted cash	$(118,962)	$(188,098)

Operating Activities

Net cash provided by operating activities decreased $7.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease of $13.9 million in cash provided by our business operations, partially offset by an increase of $6.9 million in cash provided due to timing of payments within our working capital accounts. Our working capital is affected by the timing of payments related to several items, including but not limited to, employee incentives, income tax payments and cash collections from our clients. For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, the increase of $6.9 million in cash provided within our working capital accounts is primarily related to a $19.6 million decrease in accrued compensation and related taxes, which includes accrued incentive compensation, from December 31, 2021 to December 31, 2022 as a result of lower operating performance in 2022 compared to 2021, partially offset by an $8.9 million increase in fees receivable, net from December 31, 2022 to September 30, 2023 as a result of timing of cash collections from our clients, a $4.8 million increase in prepaid technology from December 31, 2021 to September 30, 2022 primarily a result of timing of payments for technology and other miscellaneous cash payment timing differences.

Investing Activities

Net cash used in investing activities decreased $101.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to cash used related to acquisition of businesses of $104.2 million during the nine months ended September 30, 2022, a decrease in cash related to investing in private companies of $12.2 million, a decrease in cash related to acquiring technology of $7.0 million and an issuance of note receivable to equity method investees of $6.4 million during the nine months ended September 30, 2022. These decreases were partially offset by an increase in cash used related to an issuance of loan receivable to a private company of $20.0 million during the nine months ended September 30, 2023, an increase in cash used to purchase property and equipment of $5.2 million and an increase in capitalization of internally developed software of $3.4 million.

Financing Activities

Net cash used in financing activities increased $32.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to settling the remaining aggregate principal amount of $45.0 million on the Convertible Notes due 2023 during the nine months ended September 30, 2023, partially offset by a decrease in payments on finance lease obligations of $9.0 million and a decrease in taxes paid on the vesting of stock-based compensation of $3.6 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

On February 25, 2016, we announced that our Board had authorized a share repurchase program under which we may repurchase up to 2.0 million shares of our common stock. There were no purchases of equity securities made under the share repurchase program in the nine months ended September 30, 2023. As of September 30, 2023, there were 0.3 million shares that may yet be repurchased under the program.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

See the exhibit index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Executive Agreement, dated September 23, 2023, by and between Josh Warren and Envestnet, Inc.
10.2	Severance Agreement, dated September 23, 2023, by and between Peter H. D'Arrigo and Envestnet, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________________

* The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (iii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2023 and 2022; (vi) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviations or Acronyms	Definition
2010 Plan	2010 Long-Term Incentive Plan
2019 Equity Plan	2019 Acquisition Equity Incentive Plan
2022 Form 10-K	Form 10-K for the year ended December 31, 2022
AETR	Annual effective tax rate.
ASC	Accounting Standards Codification™
ASC 310 - Receivables	Accounting Standards Codification Topic 310, Receivables
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740-270	Accounting Standards Codification Topic 740, Income Taxes—Interim Reporting
ASU	Accounting Standards Update
ASU 2021-08	ASU Business Combinations (Topic 805): Accounting for Contract Assets and Contract
Board	Board of Directors
Convertible Notes due 2023	$345.0 million of aggregate principal amount of convertible notes issued in May 2018 with an interest rate of 1.75% per year that mature on June 1, 2023. During November 2022, the Company repurchased $300.0 million of the $345.0 million convertible notes resulting in a remaining aggregate principal amount of $45.0 million as of December 31, 2022.
Convertible Notes due 2025	$517.5 million of aggregate principal amount of convertible notes issued in August 2020 with an interest rate of 0.75% per year that mature on August 15, 2025. During November 2022, the Company repurchased $200.0 million of the $517.5 million convertible notes resulting in a remaining aggregate principal amount of $317.5 million as of December 31, 2022.
Convertible Notes due 2027	$575.0 million aggregate principal amount of convertible notes issued in November 2022 with an interest rate of 2.625% per year that mature on December 1, 2027
Convertible Promissory Note	$20.0 million convertible promissory note issued in January 2023 with a customer of the Company's business, a privately held company
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FinancialApps	FinancialApps, LLC
FinTech	Financial Technology
GAAP	United States Generally Accepted Accounting Principles
IRC Section 174	Internal Revenue Code of 1986, Section 174: Amortization of Research and Experimental Expenditures
Convertible Notes	Collectively the Convertible Notes due 2023, Convertible Notes due 2025 and Convertible Notes due 2027
PSU	Performance-based restricted stock unit
Quarterly Report	Form 10-Q for the quarter ended September 30, 2023
R&D	Research and Development.
Redi2	Redi2 Technologies Inc.
Redi2 acquisition	Stock purchase agreement between Envestnet and Redi2 Technologies, dated as of June 24, 2022
Revolving Credit Facility	Revolving credit facility of $500.0 million pursuant to the Third Amended and Restated Credit Agreement
RIAs	Registered investment advisors
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TCS	Tata Consultancy Services
U.S.	United States
Yodlee	Yodlee, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2023.

ENVESTNET, INC.

By:	/s/ William C. Crager
William C. Crager
Chief Executive Officer
Principal Executive Officer

By:	/s/ Peter H. D’Arrigo
Peter H. D’Arrigo
Chief Financial Officer
Principal Financial Officer

By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer