Form 10-K
period 2023-12-31
ENVESTNET, INC.
filed 2024-02-28
CIK 1337619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2023 as reported on The New York Stock Exchange on that date: $2.0 billion. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock and (ii) officers and directors of the registrant, as of June 30, 2023, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.
As of February 23, 2024, 54,788,793 shares of the common stock with a par value of $0.005 per share were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, which will be filed within 120 days after the close of the 2023 fiscal year.

Forward‑Looking Statements
Unless otherwise indicated, the terms “Envestnet,” “the Company,” “we,” “us” and “our” refer to Envestnet, Inc. and its subsidiaries as a whole.
This annual report on Form 10‑K for the year ended December 31, 2023 contains forward‑looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward‑looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward‑looking statements. The potential risks, uncertainties and other factors that could cause actual results to differ from those expressed by the forward-looking statements in this Annual Report include, but are not limited to,
•our ability to recruit and retain senior executive leadership and other key employees and to successfully manage transitions, including the transition of our chief executive officer;
•adverse economic or global market conditions, including periods of rising inflation and market interest rates, and governmental responses to such conditions;
•the conflicts in the Middle East and between Russia and Ukraine, including related sanctions and their impact on the global economy and capital markets;
•the concentration of our revenue from the delivery of our solutions and services to clients in the financial services industry;
•our reliance on a limited number of clients for a material portion of our revenue;
•the renegotiation of fees by our clients;
•changes in the estimates of fair value of reporting units or of long-lived assets, particularly goodwill and intangible assets;
•the amount of our debt, our ability to service our debt and risks associated with derivative transactions associated with our debt;
•limitations on our ability to access information from third parties or charges for accessing such information;
•the targeting of some of our sales efforts at large financial institutions and large financial technology companies which prolongs sales cycles, requires substantial upfront sales costs and results in less predictability in completing some of our sales;
•changes in investing patterns on the assets on which we derive revenue and the freedom of investors to redeem or withdraw investments generally at any time;
•the impact of fluctuations in market conditions and interest rates on the demand for our products and services and the value of assets under management or administration;
•increased geopolitical unrest and other events outside of our control that could adversely affect the global economy or specific international, regional and domestic markets;
•our ability to keep up with rapid technological change, evolving industry standards or changing requirements of clients;
•risks associated with our international operations;
•the competitiveness of our solutions and services as compared to those of others;
•liabilities associated with potential, perceived or actual breaches of fiduciary duties and/or conflicts of interest;
•harm to our reputation;
•the failure to protect our intellectual property rights;
•our reliance on outsourcing arrangements;
•activist shareholders hindering the execution of our business strategy, diverting board and management attention and resources and causing us to incur substantial expenses;
•public health crises, pandemics or similar events;
•our ability to successfully identify potential acquisition candidates, complete acquisitions and successfully integrate acquired companies;
•our ability to successfully execute the conversion of clients’ assets from their technology platform to our technology platforms in a timely and accurate manner;
•our ability to introduce new solutions and services and enhancements;

•regulatory compliance failures;
•our ability to maintain the security and integrity of our systems and facilities and to maintain the privacy of personal information and potential liabilities for cybersecurity breaches;
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

Item 1. Business
For a summary of commonly used industry terms and abbreviations used in this annual report on Form 10-K, see the Glossary of Terms.
General
Envestnet, through its subsidiaries, is transforming the way financial advice and insight are delivered. Our mission is to empower financial advisors and service providers with innovative technology, solutions and intelligence. Envestnet is a leader in helping transform wealth management, working towards its goal of expanding a holistic financial wellness ecosystem so that our clients can better serve their clients.

Envestnet's clients include more than 108,000 advisors, 16 of the 20 largest U.S. banks, 48 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIAs and hundreds of FinTech companies, all of which leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting technology, solutions and data, delivering better intelligence and enabling its customers to drive better outcomes.
Envestnet, a Delaware corporation originally founded in 1999, serves clients from its headquarters in Berwyn, Pennsylvania, as well as other locations throughout the United States, India and other international locations.
Segments
Envestnet is organized around two business segments based on clients served and products provided to meet those needs. Financial information about each business segment is contained in Part II, Item 8, “Note 23—Segment Information”. Our business segments are as follows:
•Envestnet Wealth Solutions – a leading provider of comprehensive and unified wealth management software, services and solutions to empower financial advisors and institutions to enable them to deliver holistic advice to their clients.

•Envestnet Data & Analytics – a leading provider of financial data aggregation, analytics and digital experiences to meet the needs of financial institutions, enterprise FinTech firms and market investment research firms worldwide.
Envestnet Wealth Solutions Segment
Envestnet Wealth Solutions empowers financial advisors at broker-dealers, banks and RIAs with all the tools they require to deliver holistic wealth management to their end clients. In addition, the firm provides advisors with practice management support so that they can grow their practices and operate more efficiently. At the end of 2023, Envestnet Wealth Solutions’ platform assets were approximately $5.8 trillion in over 19.1 million accounts overseen by more than 108,000 advisors.
Services provided to advisors include: financial planning, risk assessment tools, investment strategies and solutions, asset allocation models, research, portfolio construction, proposal generation and paperwork preparation, model management and account rebalancing, account monitoring, customized fee billing, overlay services covering asset allocation, tax management and socially responsible investing, aggregated multi‑custodian performance reporting and communication tools and data analytics. We also have access to a wide range of leading third‑party asset managers.
Envestnet Wealth Solutions serves its clients principally through the following product and service suites:
•Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to the creation of a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to approximately 23,000 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics and digital advice capabilities to customers.

•Envestnet | Wealth Analytics delivers an end-to-end platform experience that transforms data into actionable intelligence that informs our client's next best course of action. The insights foster the acceleration of data-driven strategy with enterprise-level analytics including clients, fees, opportunities, attrition, benchmarking and firm valuation.

•Envestnet | Tamarac provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management software, principally to high‑end RIAs.

•Envestnet | MoneyGuide provides leading goal-based financial planning solutions to the financial services industry. The highly adaptable software helps financial advisors add significant value for their clients using best-in-class technology with enhanced integrations to generate financial plans.

•Envestnet | Workplace Solutions offers a comprehensive suite of services for advisor-sold retirement plans. Our retirement solutions address the regulatory, data, and investment needs of retirement plans and delivers the information holistically. Workplace Solutions includes a digital 401(k) retirement plan marketplace that streamlines retirement plan distribution and due diligence among financial advisors and third-party administrators. With Envestnet's retirement solutions marketplace, advisors can employ Envestnet's outsourced fiduciary services for investment selection and monitoring in retirement plan portfolios and can access essential information to make investment recommendations and understand the impact of fund changes to the total cost of their plans.

•Envestnet | PMC®, or Portfolio Management Consultants provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include over 5,000 vetted third-party managed account products, multi-manager portfolios and fund strategist portfolios, as well as approximately 850 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.
•Envestnet | Billing Solutions (Redi2) offers revenue management and hosted fee-billing solutions in the global financial services industry. Redi2's platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance. Redi2 solutions caters to different segments of the market with three different product lines: Revenue Manager which provides client revenue accounting and billing services for asset managers; Wealth Manager which delivers multi-party billing and payouts for broker-dealers and turnkey asset management programs and BillFin™ which offers advisory billing and invoicing for financial advisors.
As the tables below indicate, Envestnet Wealth Solutions has experienced steady and significant growth over the last several years. We believe this growth is attributable to secular trends in the wealth management industry, the uniqueness and comprehensiveness of our products, as well as acquisitions. Periodically, clients choose to change the way they pay for our solution, whereby they switch from an asset-based pricing model to a subscription-based model.

The following charts show growth in assets, number of accounts and advisors supported by Envestnet Wealth Solutions, distinguishing those metrics between AUM/A and subscription.
AUM/A & Subscription
($ in billions)

$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$2,757
$3,756
$4,561
$5,720
$5,091
$5,806

Asset Type	2018	2019	2020	2021	2022	2023
Subscription	$2,314	$3,205	$3,893	$4,902	$4,382	$4,960
AUA	$292	$344	$405	$456	$367	$431
AUM	$151	$207	$263	$362	$341	$416
Total	$2,757	$3,756	$4,561	$5,720	$5,091	$5,806

AUM/A & Subscription Accounts
(in thousands)

20,000
18,000
16,000
14,000
12,000
10,000
8,000
6,000
4,000
2,000
0
10,864
11,922
13,429
17,549
18,347
19,144

Asset Type	2018	2019	2020	2021	2022	2023
Subscription	8,865	9,793	11,079	14,987	15,665	16,249
AUA	1,183	1,194	1,277	1,217	1,135	1,255
AUM	816	935	1,073	1,345	1,547	1,641
Total	10,864	11,922	13,429	17,549	18,347	19,144

AUM/A & Subscription Advisors

125,000
100,000
75,000
50,000
25,000
0
96,340
101,743
106,310
108,543
105,545
108,670

Asset Type	2018	2019	2020	2021	2022	2023
Subscription	56,237	61,180	65,104	68,808	67,520	69,973
AUM/A	40,103	40,563	41,206	39,735	38,025	38,697
Total	96,340	101,743	106,310	108,543	105,545	108,670

Envestnet Data & Analytics Segment
Envestnet Data & Analytics is a leading data aggregation, analytics and digital experiences platform. Envestnet Data & Analytics provides clients and their account holders with data connectivity via open APIs, data enrichment, AI-based analytics and digital experiences.
Over 1,300 clients, including financial institutions, financial technology innovators and financial advisory firms, including 16 of the 20 largest U.S. banks, subscribe to the Envestnet Data & Analytics platform to underpin personalized financial apps and services for more than 38 million paid end-users.
Envestnet Data & Analytics serves two primary markets:
•Open Banking provides personal financial management, wealth management, payments, credit/lending, business financial management and enterprise business intelligence solutions for retail and commercial banks, credit unions, credit card providers, wealth management firms, FinTech firms, E-commerce and payment solution providers.
•Alternative Data provides de-identified consumer spending insights for investment research and corporate and marketing research clients.
We believe that our brand recognition, innovative technology and intellectual property, large client base, and unique data gathering and enrichment capabilities provide us with competitive advantages that have enabled us to grow.
Market Opportunity
Envestnet Wealth Solutions Segment
The wealth management industry has experienced significant growth in terms of assets invested by retail investors over the past several years. According to the Federal Reserve, U.S. household financial assets totaled approximately $112 trillion as of September 30, 2023, representing a sizeable wealth management opportunity. According to Boston Consulting Group's Global Wealth Report 2023, total net wealth in North America is expected to grow by 5% annually between 2022 and 2027 to exceed $200 trillion. Based on data from Cerulli Associates, invested assets comprised an estimated 52% of overall U.S. household financial assets in 2022, advisor-directed assets totaled $26.9 trillion in 2022 and advisors had discretion over 57% of managed account assets as of September 30, 2023.

In the next 5-10 years, we believe the wealth management industry will continue to consolidate with fewer firms and fewer advisors managing more assets, making scale and operational efficiency increasingly important. This will require firms to integrate technology into all areas of their business.

The following trends are impacting our business and creating a large and growing market opportunity for data, technology and wealth solutions and services like ours:

•Scale and convergence: Scale is a defining theme across the financial services landscape, including wealth management. For example, in the independent broker-dealer channel, the number of firms with $10 billion in assets or more rose 19% between 2017 and 2022, just as the total number of firms decreased 14% over the same period. In the RIA channel, firms with at least $1 billion of assets represented 71% of assets in 2022. We expect consolidation of firms and assets to continue, driven by factors including advisor succession needs, private capital attracted to the space, and the growing expectations of end-investors for modern digital experiences and holistic advice relationships. Moreover, we believe wealth channels are converging. Broker-dealers are becoming more RIA-like in their approach as they embrace planning and grow fee-based assets, while RIAs are becoming more enterprise-like as they consolidate, scale, and unify brands, technology, and services. The digital client experience and ability to serve the specialized needs of high-net-worth investors are increasingly paramount to success. Envestnet is well positioned for this future. More specifically, as of December 31, 2023, we served more than 108,000 advisors, including those at 48 of the top 50 wealth management and brokerage firms and thousands of RIAs. Envestnet | MoneyGuide is the leading financial planning software provider, according to the 2024 T3/Inside Information Advisor Software Survey, and 2.4 million plans were created or updated using the software in 2023. Envestnet Data & Analytics has over 400 million linked accounts and more than 38 million paid end-users. From an operations standpoint, we handled over 200 million trades in 2023 across more than 30 trading and custody partners.

•Personalization: Consumers are increasingly demanding personalization in both their technology and their investments. On the technology front, Envestnet is delivering over 24 million insights per day to financial advisors, home offices and financial institutions. By surfacing actionable opportunities, we are enabling our customers to create a better client experience and drive business efficiency and growth. We also began the phased rollout of the new Envestnet platform user interface and enhanced our financial planning software through a generational technology release. On the investment side, direct indexing, tax overlay and sustainable investing enable advisors to tailor portfolios to meet specific client needs. We have invested in each of these capabilities for years and continue to enhance our offerings. For instance, over the last two years we have enhanced our tax overlay capabilities to include additional account types, and we are now able to tax manage third-party model portfolios, both on a stand-alone basis and when they are offered within a UMA account. Also, our longest-tenured direct indexing strategy achieved a 10-year, GIPS-compliant track record at year-end 2023.

•Integrated technology: Financial advisors and enterprises are looking for integrated, seamless WealthTech workflows; as such, spending on technology continues to climb. According to the Celent's North American IT spending report, North American wealth management firms expected to increase their technology budgets by 4.6% in 2023, with the largest level of investment being made in the front office. We are delivering a cloud-based, open architecture, end-to-end technology stack to the marketplace. Our technology platform is broad and integrated, encompassing portfolio management capabilities from proposal to planning to reporting and billing. We have invested in and connected our core technology offerings to the Envestnet Insurance Exchange, the Envestnet Credit Exchange, and the Envestnet Trust Exchange, among other offerings, to create a comprehensive digital ecosystem for advisors and their clients. In 2023, we rolled out our new proposal engine to 99% of client firms; the tool provides enhanced features, streamlined workflows, and seamless access to managed accounts. We enhanced integrations across the Envestnet ecosystem and with third-party software providers; for example, we fully integrated the Envestnet proposal tool into Envestnet | Tamarac, including new proposals and strategy modifications. We also expanded integrations with external CRM tools and simplified the account opening process with Docupace via our next generation proposal tool. We plan to continue to invest in software, APIs, developer tools, and integration points.

•Holistic advice: Consumers are increasingly demanding a wider range of services from their financial services providers, leading more firms to embrace holistic advice. In fact, a 2023 McKinsey survey found that 47% of wealth clients preferred an investment professional that can holistically address financial needs across investments, taxes, banking, and life insurance—up from 29% in 2018. In addition, we believe the movement toward holistic advice reflects a natural maturation of the industry and is being driven by competition from scaled wealth management firms and innovation from self-directed fintech companies which are adding more services. Financial planning tools—which are foundational to providing holistic advice—have, in tandem, become more widely used by advisors. 86% of advisors in the 2024 T3/Inside Information Advisor Software Survey have adopted financial planning software, up from 79% in the 2021 survey. Envestnet’s mission is to make financial wellness a reality for everyone and as such we continue to expand our ecosystem of technology, solutions and intelligence for advisors. In 2023, we launched Envestnet Retire Complete, providing wealth advisors access to a range of retirement savings resources to help their clients meet their retirement objectives.

•Leveraging data: Enterprises, advisors, and financial institutions need to leverage in-house and third-party data to make better, more timely decisions. According to Wavestone's 2024 Data and AI Leadership Executive Survey, 82% of senior executive respondents stated their organizations were increasing investments in data and analytics. We offer a variety of wealth data solutions. Our Insights Engine surfaces over 100 different types of insights for advisors and enterprises to enable them to grow and manage more efficient practices. Our enterprise data management capability gathers and ingests advisor client accounts, classifying them using a uniform process across account types and sources. Data comes from our portfolio accounting system, a client-permissioned source via account aggregation, or an account assigned to a firm within an institutional feed from a custodian, recordkeeper, trust accounting system, or data provider. All accounts are fully reconciled and packaged at the enterprise level, providing our customers with a single source of truth for wealth data. We also provide enterprise, advisor, and asset manager analytics which enable benchmarking and deeper business understanding. Finally, we use prescriptive and predictive analytics to create insights for next-best-actions, helping advisors grow and create more efficient practices.

•Independent and fee-based advice: We are a driver and beneficiary of the growth of financial advice, movement to independent channels, fee-based pricing and managed accounts. The financial advice industry is growing. According to an annual survey by MarketCast and Cerulli Associates, the percentage of affluent investors saying they are willing to pay for advice has increased from 53% in 2018 to 64% in 2023. Within the advice industry, Cerulli forecasts independent advice channels (where Envestnet has its largest market presence) to expand from 39% of advisor-mediated assets in 2022 to 44% in 2027, driven by growth in the RIA and hybrid RIA channels. Advice delivered with fee-based pricing—as opposed to commission-based pricing—also continues to take share, growing from 47% of industry assets in 2017 to 55% in 2022, according to Cerulli. Lastly, also per Cerulli, industrywide managed account assets have grown organically (excluding market appreciation) at an 8% annualized rate from December 31, 2017 through September 30, 2023. Envestnet’s managed account annualized organic asset growth rate, as measured by organic AUM growth, has been approximately double that of the industry over the same time period.

Envestnet Data & Analytics Segment
Envestnet Data & Analytics sits at the center of several important trends, including the movement toward Open Banking, personalization and insights and growth of alternative data.

•Open Banking: Generally, Open Banking is defined as the structured exchange of data by consumers with and between their financial providers, taking into account those consumers’ needs and informed consent. In 2023, the value of the Open Banking market was estimated to be $25 billion, according to Grand View Research, and is projected to grow at a 27% CAGR to reach $135 billion in 2030. Regulations are a key driver behind the growth of active Open Banking participation worldwide. For example, in the United States, the Consumer Financial Protection Bureau released its proposed rulemaking on personal financial data rights to implement Section 1033 of the Consumer Financial Protection Act of 2010 and, in Canada, Open Banking regulation is expected to go into effect in 2025. Accordingly, the percentage of financial institutions considering Open Banking a ‘must have’ has increased from 51% in 2021 to 61% in 2022, according to a global survey by Finastra. Today, Envestnet Data & Analytics works with clients and data providers across 37 different countries and, specifically in the United States, over 50% of our consumer-permissioned traffic now flows through Open Banking connections. As a leader in the space, we—along with our clients and end-consumers—benefit from improved data sharing success rates, higher connection resiliency and availability and faster access through APIs. Improved connectivity drives business growth for Envestnet by increasing usage and user engagement, while also potentially opening access to new providers and domains. Additionally, as Open Banking use cases expand beyond connectivity, we expect greater adoption of Envestnet Data & Analytics’ full offering of solutions, which already cover major use cases across retail wellness, wealth management, payment enablement, small to medium business, enterprise business intelligence, credit decisioning, fraud monitoring and others.

•Personalization and insights: Consumers expect more personalized experiences from their financial services providers, yet only 56% of consumers feel their bank is delivering in this area, per a Capgemini survey. As a result, an overwhelming majority of banks are planning to intensify their hyper-personalization programs, according to FICO, and 88% plan to support their personalization goals via analytics and machine learning to collect insights. Further, in the credit space, a Nova Credit study found that 75% of lenders think traditional credit data and scores aren't providing a complete picture of consumers' creditworthiness, and 59% of those lenders have incorporated some type of alternative data into their underwriting process. Through our insights, Envestnet Data & Analytics helps firms understand patterns of behavior and user segments, which provides valuable information on how to best serve their clientele, while also helping those firms build and scale hyper-personalized financial wellness experiences for their customers. In addition, firms use our insights to better understand their businesses. The Envestnet Bank Deposit Index, for example, delivers cash flow transparency with daily views and insights into bank deposits, enabling a bank to compare deposit flows at their institution to other regional and national banks and see other benchmark data for greater context.

•Alternative data: The alternative data market is forecast to reach $136 billion in 2030, up from $7 billion in 2023 and implying a 52% CAGR, according to Grand View Research. Envestnet Data & Analytics offers comprehensive data from hundreds of data sources which helps organizations generate insights and broad market research based on consumer spending from alternative data and make better business decisions. Additionally, alternative data adoption will be fueled, in part, by the growing popularity of AI technologies, as the data can be employed to train and enhance AI models. Our data practices around natural language processing and machine learning leverage several deep learning AI models to accurately identify signals and provide enriched dimensions from the data, helping organizations extract the full potential of AI and fine-tune its predictive power.

Revenue Model
Our business model lends itself to a high degree of recurring and predictable revenue.
Within the Envestnet Wealth Solutions segment, we provide asset-based, subscription-based and professional services on a business-to-business-to-consumer basis to financial services clients, whereby customers offer solutions to their end users based on our platform. Clients select the business model that works best for them based on their regulatory status and revenue model.
Within the Envestnet Data & Analytics segment, we provide, on a business-to-business basis, an open platform to customers and third-party developers through an open API framework.
We believe that a number of characteristics contribute to the success of our business model, including:

•Favorable trends with respect to growth in fee-based assets and need for advanced technology;
•Recurring and resilient revenue base;
•Strong customer retention/ enterprise relationships;
•Pricing model that captures industry growth; and
•Ability to operate and deliver at scale.

Our revenue is generated in the following manners:

Asset-based Recurring Revenue
In our Envestnet Wealth Solutions segment, asset-based recurring revenue primarily consists of fees for providing customers continuous access to platform services through the Company’s uniquely customized platforms. These platform services include investment manager research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing and back office and middle-office operations and administration and are made available to customers throughout the contractual term from the date the customized platform is launched.

Asset-based fees that the Company earns are generally based upon variable percentages of assets managed or administered on our platforms. The fee percentage varies based on the level and type of services the Company provides to its customers, as well as the values of existing customer accounts. The values of the customer accounts are affected by inflows or outflows of customer funds and market fluctuations.

For approximately 75% of our asset‑based fee arrangements, customers are billed at the beginning of each quarter based on the market value of customer assets on our wealth management platforms as of the end of the prior quarter, providing for a high degree of revenue visibility in the current quarter. Revenue may fluctuate from quarter-to-quarter based on changes in asset values, asset flows and mix of holdings within the portfolio.
Subscription-based Recurring Revenue
In both our Envestnet Wealth Solutions and Envestnet Data & Analytics segments, subscription-based recurring revenue primarily consist of fees for providing customers continuous access to the Company’s technology platforms for wealth management and financial wellness. The subscription-based fees generally include fixed fees and/or usage-based fees.

Subscription fees vary based on the scope of technology solutions and services being used, and are priced in a variety of constructs based on the size of the business, number of users or number of accounts, and in many cases can increase over time based on the growth of these factors.
Despite this potential variance, we believe that our subscription fees are also highly predictable because they are generally established in multi‑year contracts providing longer‑term visibility regarding that portion of total revenue.
Professional Services and Other
In both our Envestnet Wealth Solutions and Envestnet Data & Analytics segments, we also generate revenue from professional services for client onboarding, technology development and other project related work as well as revenue resulting from our annual Advisor Summits.

Growth Strategy

We intend to increase revenue and profitability in both the Envestnet Wealth Solutions and Envestnet Data & Analytics segments by leveraging the strategies described below.

Envestnet Wealth Solutions Segment
As discussed above, several industry trends underpin and align with Envestnet’s growth opportunity. These trends include scale and convergence of the wealth management ecosystem, personalization of both technology and investments, integrated workflows, holistic advice, data and analytics, and the movement to independent and fee-based advice. Our growth strategy in the Wealth market seeks to capitalize on these themes and has three primary components:

•Drive and benefit from the growth of our established customer base. Growth of our configurable, open architecture managed accounts platform is aligned with a number of core industry trends. First, the wealth industry continues to shift toward planning-led and fee-based business models; as referenced earlier, fee-based assets as a percentage of total advisor industry assets rose substantially between 2017 and 2022. Second, advisors are gradually migrating away from packaged products and are emphasizing customization, tax optimization, and operational efficiency. Our personalization solutions such as direct indexing, tax overlay, sustainable investing, and high-net-worth consulting support these objectives. And third, enterprises and advisors are increasingly looking to outsource components of investment management, leveraging managed accounts to free up time for prospecting and servicing and to expand their value proposition beyond investments.

•Expand relationships with existing customers. As of December 31, 2023, Envestnet served more than 108,000 advisors in over 19.1 million accounts with approximately $5.8 trillion of assets, making us one of the most scaled wealth management technology, solutions, and data companies in North America. Foundational to our ability to sell more of Envestnet’s capabilities to our clients is providing excellent customer service; from the fourth quarter of 2022 to the fourth quarter of 2023, we increased our Net Promoter Score from 50 to 63. We intend to continue to bring the components of our ecosystem even closer together, integrating workflows and optimizing our customers’ technology experience. According to a January 2024 report from McKinsey & Company, there is growing consumer demand for one-stop-shop access to wealth management and adjacent financial services, and our internal research has shown that many advisors also prefer to partner with “all-in-one” wealth software firms. Enterprises and advisors can purchase our products either piecemeal or as packages, providing significant room to grow wallet share—including managed accounts, financial planning software, client and advisor portals, performance reporting, billing, trading and rebalancing, CRM, data management and insights, asset manager and advisor analytics, workplace solutions, Envestnet Insurance Exchange, and others.

•Add new capabilities and enhance revenue streams. Our broad set of customers and partners—including broker-dealers, RIAs, asset managers, insurance carriers, banks and fintech companies—provides us with significant opportunities to introduce and package new products and capabilities. For example, through our 2022 acquisition of Redi2 Technologies, we are modernizing our core billing engine, opening up the ability to sell revenue management software to our asset management partners and introducing new capabilities such as Envestnet Payments. In 2022, we acquired 401kplans.com, which, when combined with our Envestnet Retirement Solutions business, creates a compelling opportunity for generalist wealth advisors to offer 401(k) plans to their small business customers. We also announced our partnership with the FNZ Group in 2022 to integrate custody and clearing capabilities with our wealth platform, with the goal of providing a streamlined and real-time experience for the advisor while at the same time generating revenue for Envestnet.

Envestnet Data & Analytics Segment
•Expand our relationships with existing customers: Our business currently serves a footprint of over 1,300 clients and more than 38 million paid end-users across the financial ecosystem. Additionally, we have an entrenched, blue-chip customer base—our top 50 customers have an average tenure of 10 years—which provides us with a significant opportunity to cross-sell existing products and solutions. Our initiatives around product bundling enable customers to tap into the full power of our platform, ranging across corporate, consumer, small and midsize business and research applications. For enterprise users specifically, we look to monetize new product categories like enterprise business intelligence, product and marketing insights, and audience modelling.

•Add new capabilities and enhance revenue streams. The Envestnet Data & Analytics team has been focused on modernizing existing products and launching new solutions into our unified platform. In 2023, we expanded into new markets including subscription management and alternative lending by rolling out our Subscription & Bill Tracker and Credit Accelerator capabilities, respectively. Initiatives like these have, in part, yielded an increase in our Open Banking pipeline, as customers learn how our platform can benefit them in more ways. We expect future product launches will allow for additional cross-sell opportunities and customer acquisitions. Furthermore, as we expand our data supply, and as our Open Banking products achieve greater adoption, the value of our alternative data products increases as the additional data can be leveraged in existing and adjacent research markets. For example, we recently launched our SpendSignals product, which gives corporate and market research professionals access to insights on consumer spending and peer purchasing behavior.

Technology Platforms
Our technology platforms are primarily multi-tenant SaaS-based hybrid cloud offerings that afford us the flexibility to offer a highly scalable consolidated workflow via a web-based user interface that is complemented by an API led open strategy that enables us to offer an integrated omnichannel flexibility and collaboration ecosystem. This open ecosystem strategy has enabled us to abstract, integrate and modernize our offerings at a rapid pace while also enabling our customers and partners to add incremental value on top of our platform via a fit for a purpose managed open ecosystem model.

We are committed to our operational and information security capabilities as strategic differentiators. We undergo annual SSAE 16 SOC 2 Type II audits to validate the continued operation of our internal controls for our flagship offerings within the ecosystem; the Unified Managed platform, Envestnet Data & Analytics platform and Envestnet | Tamarac platform. The SOC reports confirm design and operating effectiveness of internal controls. We maintain multiple redundancies, back up our databases and safeguard technologies and proprietary information consistent with industry best practices. We also maintain a comprehensive business continuity plan and company‑wide risk assessment program that is consistent with industry best practices and that complies with applicable regulatory requirements.

Our proprietary ecosystem provides Enterprise clients in wealth management, financial advisors that are working alone or as part of financial advisory firms, financial institutions, and FinTech firms along with their respective customers, access to investment solutions and services, enriched financial data, analytics, and workflows that enable the foundational orchestration to deliver holistic wealth management to their end clients via one unified experience, with the widest range of front‑, middle‑ and back‑office needs. The “open architecture” design of our ecosystem and platforms provide our customers and their customers with flexibility in terms of the investment solutions, services they access, data they leverage, and configurability to meet their unique needs. The multi‑tenant platform architecture ensures that this level of flexibility and customization is achieved without requiring us to create unique applications for each client, thereby enabling improved efficacy and efficiency vs other offerings. In addition, though our technology platforms are designed to deliver a breadth of functions, our customers can select from the various investment solutions, services, data, and analytics we offer; without being required to subscribe to or purchase more than what they believe is necessary.

An integral part of our strategy is an open architecture approach to integration via our OpenENV integration platform. This strategy allows for robust integrations with 3rd party technology platforms and service providers and enables client firms to create unique client and advisor experiences powered by the Envestnet ecosystem.

Our Envestnet Data & Analytics platform is structured into three main layers:

•Connectivity: data aggregation layer of the platform;
•Analytics: artificial intelligence and machine learning engine layer of the platform; and
•Experiences: the digital services layer of the platform.

The connectivity layer of the platform collects a wide range of end user-permissioned transaction-level data from approximately 19,000 sources, including banking, investment, loan, and credit card information, with the ability to expand access to new data sources. Over 80% of this data is collected through structured feeds from our customers. These structured feeds, which consist of either open banking API’s or batch files, provide this critical data efficiently and at scale. Where we do not have direct connections, we capture data using our proprietary information-gathering techniques. As data is ingested, it goes through data quality control and anonymization engine e.g., financial transaction categorization, merchant identification, geographical location as well as investment transaction security identification, classification and normalization.

The analytics layer of the platform is comprised of real-time analytics and batch processing pipelines. A series of highly composable proprietary AI and machine learning models deployed and consumed by different workloads as required for each business functional use cases e.g., credit decisioning, marketing segmentation, product planning and research.

The experiences layer of the platform serves as the front-end services layer for the connectivity analytics layers into three core experiences – consumer, small business and corporate to include a shared experiences sub-layer e.g., conversational AI. API gateway is the common delivery mechanism of all real-time experiences to include embeddable financial applications and widgets. All APIs, applications and widgets are configurable, scalable and secure allowing our customers to accelerate their systems integration and deliver value to end their end users through their engagement layers.

In order to provide further details of our operation, we have revised our definition of technology development costs to include costs related to the design, development and deployment of our software and data science platforms. The below information is presented in conjunction with the current definition, with prior periods adjusted accordingly.
In the years ended December 31, 2023, 2022 and 2021, we incurred technology development costs for all our technology platforms totaling approximately $234 million, $239 million and $192 million, respectively. Of these costs, we capitalized approximately $94 million, $89 million and $65 million, respectively, as internally developed software.
Sales and Marketing
Envestnet's integrated sales and marketing capabilities exemplify our distinctive industry leadership. We are at the forefront of fostering the growth and productivity of wealth managers and integrated advice through our interconnected technology, advanced insights, comprehensive solutions and industry-leading service and support. Our efforts revolve around achieving three core objectives:

•Maintain Envestnet's position as the preferred platform of the industry: We engage with key decision-makers in the wealth management industry, positioning Envestnet as the advisors’ platform of choice.

•Drive advisor activation: Our focus is on increasing advisor adoption of Envestnet's new and enhanced platform features and solutions. This is achieved through cross-selling opportunities identified through data and insights, with a strategic emphasis on addressing advisor needs while maximizing revenue.

•Drive advisor organic growth: Leveraging marketing tools such as lead generation, practice management support, and advisor tools, we empower advisors and asset managers to achieve organic business growth, accelerating the expansion of assets on the Envestnet platform.

We have enhanced the use of technology and sales enablement tools to facilitate more predictive and effective conversations with our advisor client-base and prospective customers, optimizing the efficiency of our marketing spend. Our advisor-facing sales teams, comprising field sales and internal consultants, adopt a high-touch approach focused on consultancy, product demonstrations, and service and operational support.
For instance, our platform consulting group and business development directors assist advisors in utilizing our wealth management platform efficiently. Envestnet | PMC’s consulting team of investment professionals offers various portfolio and investment management consulting services to advisors.
Our sales teams are organized regionally or by firm segmentation, delivering a high-touch approach through consultancy, product demonstrations, and support to help advisors understand and access our investment solutions. The teams include enterprise consultants, who serve as the primary point of contact for Envestnet's enterprise clients, and direct advisor sales and pre-sales teams, which focus on servicing global financial institutions.
Client partner teams specialize in working closely with our existing advisor client-base to deepen relationships, identify cross-selling opportunities, and expand the use of our products and services.
Furthermore, our direct advisor sales and technical pre-sales teams cover financial technology providers in each region, supported by a client success and developer relations team specializing in API integration and account management. Together, these teams are responsible for the growth and expansion of Envestnet's client base.

Competition
Our competitors offer a variety of products and services that compete with one or more of the investment solutions and services provided through our ecosystem of technology platforms; although, based on our industry experience, we believe that none offers a more comprehensive set of products and services than we do.
Within our Envestnet Wealth Solutions segment, we compete on the basis of several factors, including:
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
Within our Envestnet Data & Analytics segment, we compete on the basis of several factors, including:
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
Regulation
The financial services industry is among the most extensively regulated industries in the United States. We operate investment advisory, broker dealer and fund advisory businesses, each of which is subject to a specific regulatory scheme, including regulation at the federal and state level, as well as regulation by self-regulatory organizations and non-U.S. regulatory authorities. In addition, we are subject to numerous laws and regulations of general application.
Our subsidiaries EAM, EPS, FDX Advisors, Inc., QRG, Envestnet Embedded Advisory, Inc., and Envestnet Retirement Solutions, LLC operate investment advisory businesses. These subsidiaries are registered with the SEC as “investment advisers” under the Advisers Act, and are regulated thereunder. They may also provide fiduciary services as defined in Section 3(21)(A)(ii) of ERISA, including acting as an “investment manager” (as defined in Section 3(38) of ERISA). As described further below, many of our investment advisory programs are conducted pursuant to the non-exclusive safe harbor from the definition of an “investment company” provided for under Rule 3a-4 of the Investment Company Act. EAM serves as the investment adviser to two mutual funds and four exchange-traded funds. The funds are registered as “investment companies” under the Investment Company Act. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC and the DOL, impose numerous obligations and restrictions on investment advisers and funds, including recordkeeping requirements, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities and the requirement that conflicts of interest be monitored, mitigated, and disclosed. The fiduciary obligations of investment advisers to their clients require advisers to, among other things, consider the suitability of the investment products and advice they provide, seek “best execution” for their clients’ securities transactions, conduct due diligence on third-party products offered to clients, consider the appropriateness of the adviser’s fees and provide extensive and ongoing disclosure to clients. The SEC is authorized to institute proceedings and impose fines and sanctions for violations of the Advisers Act and the Investment Company Act and has the power to restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. We believe we are in compliance in all material respects with the requirements of the Advisers Act, ERISA and the Investment Company Act and the rules and interpretations promulgated thereunder.

ESI and FIDx Markets are registered as a broker-dealers with the SEC under the Exchange Act and select state securities regulators. In addition, ESI and FIDx Markets are members of FINRA, the securities industry self-regulatory organization that supervises and regulates the conduct and activities of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA and the SEC conduct periodic examinations of the operations of its members, including ESI and FIDx Markets. Violation of applicable regulations can result in the suspension or revocation of a broker-dealer’s registration, the imposition of censures or fines and the suspension or expulsion of the broker-dealer from FINRA. ESI and FIDx Markets are subject to minimum net capital requirements under the Exchange Act, SEC and FINRA rules.

Envestnet Data & Analytics is examined on a periodic basis by various regulatory agencies. For example, as a third-party technology service provider to financial institutions, Envestnet Data & Analytics is subject to multi-agency supervisory examinations based on published guidance by the Federal Financial Institutions Examination Council. These examinations include reviews of Envestnet Data & Analytics’ management, acquisition and development activities, support and delivery, IT and disaster preparedness and business recovery planning. The Office of the Comptroller of the Currency is the agency in charge of these examinations.
Either as a result of direct regulation or obligations under customer agreements, our subsidiaries are required to comply with certain provisions of the Gramm-Leach-Bliley Act, related to the privacy of consumer information and are subject to other privacy and cybersecurity laws because of the solutions we provide. In addition, numerous regulations continue to be proposed and promulgated that necessitate the implementation of additional controls of companies like ours.

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
Investment Advisory Program Conducted Under Rule 3a-4
Under the Investment Company Act, an issuer that is engaged in the business of investing, reinvesting or trading in securities may be deemed an “investment company,” in which case the issuer may be subject to registration requirements and regulation as an investment company under the Investment Company Act. In order to provide assurance that certain discretionary investment advisory programs would not be considered investment companies, the SEC adopted Rule 3a-4 under the Investment Company Act, which provides a non-exclusive safe harbor from the definition of an investment company for programs that meet the requirements of the rule. We conduct and support the following programs pursuant to the Rule 3a-4 safe harbor:
•Separately managed accounts;
•Unified managed account portfolios;
•Fund portfolios and exchange-traded fund portfolios; and
•Advisor as portfolio manager.
Human Capital Resources
As of December 31, 2023, we had a total global workforce of approximately 3,100 employees, of which 99% are full-time employees and 54% are located in the United States and 46% are located outside of the United States, primarily in India. Envestnet’s global headcount has been reduced by approximately 10% since December 31, 2022. The reduced headcount is the result of terminations (both voluntary and involuntary) and a reduction in force initiative. The global voluntary turnover rate for the company is approximately 11%. In connection with the reduction in force initiative that began in the first quarter of 2023, as well as the fourth quarter 2022 organizational realignment, we incurred $35.4 million in total severance expense for the year ended December 31, 2023.

Diversity, Equity & Inclusion

We recognize that our workforce is made up of people of different backgrounds, cultures and beliefs. We welcome and encourage this diversity and inclusion. Respecting each person as an individual and welcoming the richness of ideas that come from such diversity help us meet our objective of being a great place to work. As of December 31, 2023, our global workforce was comprised of approximately 55% Asians, 34% Whites and the remaining 11% were Black or African American, Hispanic or Latino or other. Approximately 37% of our global workforce self-identified as female, 63% male and less than 1% as other. In addition, over 50% of our Board of Directors were women.

Professional Development

In 2023, employees had access to over 12,000 courses in our learning management system and registered and completed approximately 3,000 unique courses for a total learning and development time of approximately 30,000 hours. This includes mandatory training for compliance, audit, business ethics, data security, sexual harassment, diversity and inclusion as well as situational awareness and safety classes.

The Delegates Program is a nine-month professional development program for high-performing employees with diverse backgrounds and skill sets. This program is intended to develop and retain future leaders, strengthen soft skills, enhance self-awareness and further develop business competencies of its participants. This is an annual program and in 2023, 13 employees completed the program.

Total Rewards

Envestnet offers comprehensive total reward packages designed to incent achievement of performance goals and reward top performers. We ensure a competitive base pay for all employees by utilizing current survey data, and based on performance, employees may also be eligible for annual incentive cash bonus and long-term incentive awards. Employees are offered employer subsidized health, dental and vision insurance. Employees based in the U.S. are offered an employer match for retirement savings, group term life and disability insurance, college tuition and scholarships, paid parental leave for the birth or adoption of a child, parental stipend for children under six, military leave with pay differential, student loan payment assistance, 13 paid holidays and floating holidays, at least three weeks paid time off, paid sick leave, paid volunteer time off and an internet or cell phone reimbursement. Employees based in India receive standard health and welfare benefits, as well as additional family medical coverage, an internet stipend and free transportation home from late shifts. We support our employees’ mental and physical well-being with a confidential Employee Assistance Program and an opt-in Wellness program that rewards healthy choices and behaviors.

In Our Community

The Envestnet Cares program empowers our employees to engage in their local communities with paid time off for volunteer activities, charitable donation matching and partnerships with several non-profit organizations. In 2023, Envestnet employees used approximately 4,000 employer paid volunteer hours to support local charity initiatives.

Engagement

Employee feedback is important to us and we regularly conduct a global employee survey. In 2023, we conducted a global employee engagement survey with an 82% response rate. In addition, our CEO and senior leadership team regularly host live, online question and answer sessions and discussion panels that are available to all employees. We believe the calls demonstrate our commitment to authentic engagement and empower our employees to ask questions about our industry, products and services and overall direction as a company.

Information about our Executive Officers
The following table summarizes information about each one of our executive officers as of December 31, 2023.

Name	Age	Position(s)
William Crager	59	Chief Executive Officer, Director
Joshua Warren	43	Chief Financial Officer
Shelly O’Brien	58	Chief Legal Officer, General Counsel and Corporate Secretary

William Crager— Mr. Crager serves as our Chief Executive Officer and has served as a member of our Board since March 2020. Previously, Mr. Crager served as our Interim Chief Executive Officer between October 2019 and March 2020, Chief Executive of Envestnet Wealth Solutions since January 2019, and President of Envestnet since 2002. Prior to joining us, Mr. Crager served as Managing Director of Marketing and Client Services for Rittenhouse Financial Services, Inc., an investment management firm affiliated with Nuveen. Mr. Crager received a BA from Fairfield University where he majored in economics and now serves on the Board of Trustees. On January 7, 2024, the Company entered into a separation and release agreement with Mr. Crager in which it was agreed that Mr. Crager will step down as chief executive officer on March 31, 2024 and as a member of the Company’s Board of Directors promptly following Envestnet’s 2024 Annual Meeting. Beginning April 2024, Mr. Crager will serve as a senior advisor, focusing on client and partner relationships.

Joshua Warren—Mr. Warren has served as Chief Financial Officer since November 2023. Prior to joining us, Mr. Warren served BlackRock, Inc. as Managing Director and Global Head of Business Strategy for iShares and Index Investments, Managing Director in BlackRock's Corporate Strategy and Development team, and other roles. He also served on the Board of Directors and Audit and Risk Committee of iCapital, an alternative investments marketplace, from 2019 until 2023. Mr. Warren earned a JD from the New York University School of Law and a BA from Dartmouth College.

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
Beginning April 1, 2024, James Fox will begin serving as our Interim Chief Executive Officer until our Board of Directors has appointed a new chief executive officer. Mr. Fox has served as a member of our Board of Directors since February 2015 and Chair of the Board of Directors since March 2020. Mr. Fox retired as Non-Executive Chairman of FundQuest, Inc., upon its acquisition by the Company, effective December 2011 after serving in that role since September 2010 and, prior to that, as President and Chief Executive Officer starting in October 2005. Mr. Fox has over 30 years of senior executive experience with the BISYS Group, Inc., First Data Corporation, eOne Global, and PFPC. He serves as a director of Madison CF (UK) Limited, The Ultimus Group LLC and Yukon YC Holdings LLC. He also served as a director of Brinker Capital Holdings, Inc. from July 2015 until September 2020. Mr. Fox participated in the Advanced Management Program at the Wharton School of the University of Pennsylvania. He earned an M.B.A. in Finance from Suffolk University and a B.A. in Economics from the State University of New York at Oswego.

Available Information
The Company maintains a website at the following address: http://www.envestnet.com. The information on the Company's website is not incorporated by reference in this Annual Report.
We make available on or through our website reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act, as amended. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information available with, or furnish it to, the SEC. The SEC also maintains a website at the following address, through which this information is available: http://www.sec.gov.

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

Risks Related to Our Results of Operations and Financial Condition
We derive a substantial portion of our revenue from the delivery of investment solutions and services to clients in the financial services industry and our revenue could suffer if that industry experiences a downturn.
A substantial portion of our revenue is derived from clients in the financial services industry, particularly in financial advisory services. A decline or lack of growth in demand for financial services would adversely affect our clients and, in turn, our results of operations, financial condition and business. For example, the availability of free or low‑cost investment information and resources, including research and information relating to publicly traded companies and funds available on the internet or on company websites, could lead to lower demand by investors for the services provided by financial advisors. In addition, demand for our investment solutions and services could decline for many reasons. Negative public perception and reputation of the financial services industry could reduce demand for our broader services and investment advisory solutions. Consolidation or limited growth in the financial services and advisory industry could reduce the number of our clients and potential clients. Events that adversely affect our clients’ businesses, rates of growth or the numbers of customers they serve, including decreased demand for our clients’ products and services, adverse conditions in our clients’ markets or adverse economic conditions generally, could in turn decrease demand for our investment solutions and services and thereby decrease our revenue. Any of the foregoing could have a material adverse effect on our results of operations, financial condition or business.

A limited number of clients account for a material portion of our revenue. Renegotiation or termination of our contracts with any of these clients could have a material adverse effect on our results of operations, financial condition or business.
For the years ended December 31, 2023, 2022 and 2021, revenue associated with one major client, Fidelity, accounted for approximately 16%, 16% and 17%, respectively, of our total revenue and our ten largest clients accounted for approximately 37%, 34% and 33%, respectively, of our total revenue. Our license agreements with large financial institutions are generally multi-year contracts that may be terminated upon the expiration of the contract term or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. A majority of our agreements with financial advisors generally provide for termination at any time.
A substantial majority of our revenue associated with Fidelity is derived from ongoing asset-based platform service fees paid by firms, advisors or advisors’ clients obtained through the Fidelity relationship. If Fidelity or a significant number of our most important clients were to renegotiate or terminate their contracts with us, our results of operations, financial condition or business could be materially adversely affected.
Changes in the estimates of fair value of reporting units or of long-lived assets, particularly goodwill and intangible assets, may result in future impairment charges, which could have a material adverse effect on our results of operations, financial condition, cash flows or business.
Over time, the fair values of long-lived assets change. At December 31, 2023, we had $806.6 million of goodwill and $338.1 million of intangible assets, net, collectively representing 61% of our total assets.
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
As part of the annual goodwill impairment analysis, we performed a quantitative goodwill impairment evaluation for each reporting unit in the fourth quarter of 2023. As a result of this impairment analysis, the carrying value of the Envestnet Data & Analytics reporting unit exceeded its fair value, which resulted in the recognition of a non-cash impairment charge to goodwill of $191.8 million during the fourth quarter of 2023. Although the Company recorded this impairment charge in the fourth quarter of 2023, future goodwill impairment charges may occur if certain estimates and assumptions used to estimate the fair value of the Envestnet Data & Analytics reporting unit in the fourth quarter of 2023 fall below those estimates and assumptions and such impairment charges could be material.
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
As of December 31, 2023, we had $317.5 million of outstanding 0.75% Convertible Notes due 2025, and $575.0 million of outstanding 2.625% Convertible Notes due 2027. As of December 31, 2023, we had an additional $500.0 million available to us to borrow under our Revolving Credit Facility. This indebtedness could, among other things:
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
Following a fundamental change, Convertible Notes holders will have the right to require us to purchase their Convertible Notes for cash. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then‑existing indebtedness. In addition, upon conversion of the Convertible Notes, unless we settle our conversion obligation solely in shares of our common stock (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Convertible Notes being surrendered for conversion. We may not have sufficient financial resources, or may not be able to arrange financing, to pay the fundamental change purchase price in cash with respect to the Convertible Notes surrendered by holders for purchase upon a fundamental change or make cash payments upon conversions. In addition, restrictions in our Third Credit Agreement (as described herein) or future credit facilities or other indebtedness, if any, may not allow us to purchase the Convertible Notes upon a fundamental change or make cash payments upon conversions of the Convertible Notes. Our failure to purchase the Convertible Notes upon a fundamental change or make cash payments upon conversions thereof when required would result in an event of default with respect to the Convertible Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes or make cash payments upon conversions thereof. For a description of the Company’s Revolving Credit Facility, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, Revolving Credit Facility” and Part II, Item 8, “Note 14—Debt”.

The capped call transactions entered into in connection with the issuance of our 2.625% Convertible Notes due 2027 may affect the value of such notes and our common stock.

In connection with the issuance of our 2.625% Convertible Notes due 2027 we entered into privately negotiated Capped Call Transactions with the Capped Call Counterparties. The Capped Call Transactions were entered into to reduce the potential dilutive effect on our common stock upon any conversion of the Convertible Notes due 2027 and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to cap.
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
Risks Related to our Operations
Our future success depends on our ability to recruit and retain senior executive leadership and other key employees and to successfully manage transitions. If we fail to retain talented, highly qualified senior management and other key employees, attract them when needed or successfully manage transitions, such failure could negatively impact our business and financial condition.
Our future success depends on our ability to attract and retain senior executive leadership and other key employees and to successfully manage through transitions in senior executive leadership. Our current chief executive officer, William Crager, will step down as chief executive officer on March 31, 2024, and commencing on April 1, 2024, James Fox, who currently serves as chair of our Board of Directors, will serve as the interim chief executive officer. Our Board of Directors has initiated a search for a successor with assistance from an independent executive search firm. Although our Board of Directors is confident in the interim leadership of Mr. Fox, our success will depend, in part, on the effectiveness of our new chief executive officer.

Finding a suitable new chief executive officer can be difficult, and we can provide no assurance as to the length or success of the search process. In addition, on November 15, 2023, we transitioned to a new chief financial officer. Leadership transitions are inherently difficult to manage and may cause uncertainty or disruption within the Company and with external relationships. The failure to adequately manage the transitions of senior executive leaders could negatively impact our financial performance and ability to meet operational goals and strategic plans. This may also impact our ability to retain and hire other key members of management.

In addition, our ability to provide our services and maintain and develop relationships with clients depends largely on our ability to attract, train, motivate and retain highly skilled professionals, particularly professionals with backgrounds in sales, marketing, technology and financial and investment services. Consequently, we must hire and retain employees with the technical expertise and industry knowledge necessary to continue to develop our services and effectively manage our sales and marketing organization to assist the growth of our operations. We believe there is significant competition for professionals with the skills necessary to perform the services we offer. We experience competition for these professionals from competitors, other technology companies and financial services organizations, many of which have greater resources than we do and therefore may be able to offer higher compensation packages. Competition for these employees is intense, and we may not have sufficient human resources programs, practices and benefits to be able to retain our existing employees or be able to recruit and retain other highly skilled personnel. The inability to attract and retain qualified personnel could negatively impact our financial performance and ability to meet operational goals and strategic plans.

If sources from which we obtain information limit our access to such information or charge us fees for accessing such information, our business could be materially and adversely harmed.
Our Envestnet Data & Analytics data aggregation solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of December 31, 2023, we receive over 80% of this data through structured data feeds that are provided under the terms of our contracts with most of our customers. Although all of the information we currently gather is end user-permissioned, non-identified data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control, such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.
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
A substantial portion of our revenue is based on fees earned on the value of assets under management or administration. Changes in market and economic conditions could lower the value of assets on which we earn revenue and could decrease the demand for our investment solutions and services.
Asset‑based fees make up a significant portion of our revenue. Asset‑based fees represented approximately 60% of our total revenue for the years ended December 31, 2023, 2022 and 2021. We expect that asset‑based fees will continue to represent a significant percentage of our total revenue in the future. Significant fluctuations in securities prices may materially affect the market value of the assets managed by our clients and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, a particular investment or strategy. If such market fluctuation led to less investment in the securities markets, our revenue and earnings derived from asset‑based fees could be materially adversely affected. Our asset-based fees are generally calculated quarterly using the value of assets at the end of each calendar quarter. Our methodology may result in lower fees if the financial markets are down when fees are calculated, even if the market had performed well earlier in the quarter.
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
Increased geopolitical unrest and other events outside of our control could adversely affect the global economy or specific international, regional and domestic markets, which could cause the assets on which we earn revenue to decrease and adversely affect our revenue and earnings.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. For instance, the conflicts in the Middle East and between Russia and Ukraine have and may continue to result in geopolitical instability and adversely affect the global economy, supply chains and specific markets. Similarly, other events outside of the Company’s control, including natural disasters, climate-related events, pandemics or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as the Company’s products, operations, clients, vendors and employees, which may cause the assets on which we earn revenue to decrease thus causing our revenue and earnings to decline.

We must continue to introduce new investment solutions and services and technological enhancements to address our clients’ changing needs, market changes, regulations, and technological developments and failure to do so could have a material adverse effect on our results of operations, financial condition or business.
The market for our investment solutions and services is characterized by shifting client demands, evolving market practices, new and evolving regulations, and for some of our investment solutions and services, rapid technological change, including the use of AI by Envestnet or our clients. Changing client demands, new market rules and practices, or new technologies can render existing investment solutions and services obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new investment solutions and services, and service and technological enhancements that address the future needs of our target markets and respond to technological and market changes. We incurred technology development costs of approximately $234 million, $239 million and $192 million in the years ended December 31, 2023, 2022 and 2021, respectively. We expect that our technology development costs will reduce in 2024 as we have completed our investment cycle but may increase in the future. We may not be able to accurately estimate the impact of new investment solutions and services on our business or how their benefits will be perceived by our clients. Further, we may not be successful in developing, introducing, marketing and licensing our new investment solutions or services or investment solution or service enhancements on a timely and cost effective basis, or at all, and our new investment solutions and services and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new investment solutions or services or enhancements. Any of these factors could materially adversely affect our results of operations, financial condition or business.
As a global organization, our business is susceptible to risks associated with our international operations.
We currently maintain international operations in India, the United Kingdom, Canada and Australia, engage with other jurisdictions outside of the United States for the purpose of gathering data, and have customers located around the globe. Managing a global organization outside of the United States is difficult and time-consuming and introduces risks that we may not face with our operations and sales in the United States. These risks include:

•the burdens of complying with a wide variety of foreign regulations, laws and legal standards, including financial services, privacy, cybersecurity, tax and employment, some of which may be materially different or more stringent than those of the United States;
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

Operating in international markets also requires significant management attention and financial resources. A component of our growth strategy involves the further expansion of our operations and the development of new customer relationships internationally. In order to potentially expand internationally, we will need to develop relationships with additional partners and add internal capabilities to effectively manage the operational, financial, legal and regulatory requirements and risks associated with our international operations. The investment we make and additional resources we use to expand our operations, target new international customers, expand our presence globally within our existing customers and manage operational and sales growth in other countries may not produce desired levels of revenue or profitability, which could adversely affect our business and operating results.

If we are unable to effectively manage certain risks and challenges related to our India operations, our business could be harmed.
Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2023, 46% of our approximately 3,100 employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to retain our current employee base in India or hire additional new talent or do so cost-effectively. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.
We operate in highly competitive industries, with many firms competing for business from financial advisors and financial institutions on the basis of a number of factors, including the quality and breadth of investment solutions and services, ability to innovate, reputation and the prices of services and this competition could hurt our financial performance.
We compete with many different types of companies that vary in size and scope, including custodians, turnkey asset management platforms, data and analytics providers, and other financial technology companies. Representative competitors include Pershing LLC (a subsidiary of BNY Mellon Corporation), InvestCloud, Advent Software (a subsidiary of SS&C Technologies Holdings, Inc.) and Orion Advisor Services in our Envestnet Wealth Solutions business and Intuit, Inc., Plaid Inc., Finicity Corporation (a subsidiary of Mastercard International Inc.) and Fiserv, Inc in our Envestnet Data & Analytics business. Competition is discussed in greater detail under “Business—Competition” included in this Annual Report. In addition, some of our clients have developed or may develop the in‑house capability to provide the technology and/or investment advisory services they have retained us to perform. These clients may also offer internally developed services to their financial advisors, obviating the need to hire us, and they may offer these services to third‑party financial advisors or financial institutions, thereby competing directly with us for that business.

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
We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and for other reasons. We also face increased competition due to the current trend of industry consolidation. If large financial institutions that are not our clients are able to attract assets from our clients, our ability to grow revenue and earnings may be adversely affected.
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
Our failure to successfully compete in any of the above‑mentioned areas could result in reduced revenue or lack of market share which could have a material adverse effect on our results of operations, financial condition or business. Competition could also affect the revenue mix of services we provide, resulting in decreased revenue in lines of business with higher profit margins.

We are subject to liability for losses that result from potential, perceived or actual conflicts of interest.
Potential, perceived and actual conflicts of interest are inherent in our existing and future business activities and could give rise to client dissatisfaction, litigation or regulatory enforcement actions. In particular, we pay and/or charge varying fees to third‑party asset managers and custodians and our financial advisor customers, or their clients, could accuse us of directing them toward those asset managers or custodians that charge us lower fees or pay us higher fees and therefore provide us with a greater financial advantage. In addition, we offer proprietary funds and proprietary investment strategies through our internal investment management and portfolio consulting group, and financial advisors or their clients could conclude that we favor our proprietary investment products because of their belief that we earn higher fees when our proprietary investment products are used. Conflict may also be introduced through revenue sharing arrangements from third parties, including custodians, issuers and/or asset managers, and clients or regulators could assert that Envestnet’s decisions are being made not in the best interest of the client(s), but to increase the amount of revenue paid to Envestnet through these revenue sharing arrangements. Adequately addressing conflicts of interest is complex and difficult. If we fail, or appear to fail, to adequately address or disclose potential, perceived or actual conflicts of interest, the resulting negative public perception and reputational harm could materially adversely affect our client relations or ability to enter into contracts with new clients and, consequently, our results of operations, financial condition and business.

We are substantially dependent on our intellectual property rights, and a failure to protect these rights could adversely affect our results of operations, financial condition or business.
We have made substantial investments in software and other intellectual property on which our business is highly dependent. As of December 31, 2023, notwithstanding expiration of some of our oldest patents, we had over 50 issued patents in the U.S. and foreign jurisdictions as well as additional pending patent applications in the U.S. and foreign jurisdictions. Many of our key technologies, investment solutions or services are not covered by any copyright registration, issued patent or patent application. We are the owner of certain patent rights, registered trademarks in the United States, including “ENVESTNET,” and we claim common law rights in other trademarks that are not registered. We rely on a combination of patent, trade secret, trademark and copyright laws, confidentiality and nondisclosure agreements and other contractual and technical security measures to protect our proprietary technology, all of which provide only limited protection. Despite our efforts, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our intellectual property rights without paying us for doing so, which could harm our business. Policing unauthorized use of proprietary technology is difficult and expensive and our monitoring and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly and could divert management attention and resources. If we are unable to protect our intellectual property rights or if third parties independently develop or gain access to our or similar technologies, investment solutions or services, our results of operations, financial condition and business could be materially adversely affected.
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

We are dependent upon third-party service providers in our technology development and operations.

Envestnet utilizes third-party service providers to provide support and development in connection with our technology and operations. A failure by a third-party service provider could expose us to an inability to provide services to our clients on a timely basis. Additionally, if a third-party service provider is unable to provide these services, we may incur significant costs to develop these services internally or find a replacement provider.
Our reliance on outsourcing arrangements subjects us to risk and may disrupt or adversely affect our operations.

We have entered into an agreement with TCS pursuant to which we have outsourced certain development, engineering and back-office functions of the Envestnet Data & Analytics business located in Bangalore, India to increase operations scale and business agility. Although we have service-level arrangements with TCS and a variety of contractual obligations and options designed to (a) monitor TCS’s performance and (b) incentivize a high level of performance by TCS, because we do not ultimately control its performance, our reliance on a third-party vendor could subject us to additional risks, including the loss of valuable intellectual property, cybersecurity issues and non-compliance with data protection and privacy laws. If TCS fails to perform as required or terminates our arrangements, we might not realize the expected financial and operational benefits of the outsourcing arrangement and may be required to pursue new third-party relationships, which could significantly disrupt our operations and adversely affect our business, financial condition, and results of operations. We may also be unable to establish comparable new vendor relationships on as favorable terms or at all. Even if we are able to obtain replacement services in these scenarios, there may be a disruption or delay in our ability to operate our business, and the replacement services might be more expensive than those we have currently. The process of transitioning services and data from one provider to another can be complicated, time-consuming, expensive and may lead to significant disruptions in our business and could adversely affect our business, financial condition, and results of operations.
One of our senior officers has ownership interests in certain of our “exchange” joint ventures and thus may have interests different from our and our stockholders’ interests.

Thomas Sipp, our EVP, Envestnet Business Lines, is a co-founder and managing director of Magis Capital Partners LLC. Envestnet and Magis are jointly invested in four ventures: Fiduciary Exchange, LLC (FIDx), Advisor Credit Exchange, LLC (ACE), HealthPilot, LLC, and Trucendent, LLC. In addition to our investment in each of the Exchanges, we also have various commercial arrangements with the Exchanges and Magis. Each of the Exchanges was formed, and our initial investments in each of the Exchanges was made, prior to Mr. Sipp becoming an employee in April 2021. To date, our total investment in the Exchanges is $45.4 million, the Exchanges contributed $8.7 million of our revenue for the year ended December 31, 2023 and we made payments of $2.1 million to the Exchanges in the year ended December 31, 2023. As a co-founder of Magis and investor in Magis private funds invested in the Exchanges, Mr. Sipp has a financial interest in the Exchanges which may create, or appear to create, a conflict of interest when we face decisions that could have different implications for us and the Exchanges. When Mr. Sipp joined us, we established procedures to minimize any such actual or potential conflicts of interest. Compliance with these procedures are monitored by our Chief Compliance Officer and reported on to our Audit Committee. Notwithstanding these procedures, Mr. Sipp’s personal and financial interests in Magis and the Exchanges may give him interests regarding the Exchanges different from those of us and our stockholders and may influence certain of his business decisions that directly or indirectly affect the Exchanges.

Activist shareholders could hinder execution of our business strategy, divert board and management’s attention and resources and cause us to incur substantial expense and impact and create volatility in our stock price.

Shareholders may from time to time indicate disagreement with our strategic direction or capital allocation, advance shareholder proposals or engage in proxy solicitations. Any of these activities could (i) divert the attention of our Board of Directors, management, and employees, and may disrupt the momentum in our business and operations, as well as our ability to execute our strategic plan, (ii) create perceived uncertainties as to the future direction of our business or strategy, which may result in the loss of customers and potential business opportunities, make it more difficult to attract and retain qualified personnel, and impact our relationship with investors, vendors, and other third parties and (iii) result in us incurring substantial costs, including legal, proxy solicitation and public relations fees. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

Public health crises, pandemics or similar events, such as the COVID-19 pandemic, have and may continue to adversely affect our business, including our operations and financial condition.

The effects of public health crises, pandemics and similar events, such as the COVID-19 pandemic, including responses and restrictions related thereto have had, and may continue to have, a significant impact on global economic and market conditions. Such effects could have adverse impacts on our clients, vendors and other third-parties with whom we do business. Additionally, our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictions in connection with any ongoing effects of the pandemic. Further, remote working and other modified business practices, if required, could pose additional operational risks, including resiliency, cybersecurity, and execution risks. Any failure to manage these additional risks effectively may result in inefficiencies or delays, and may affect our ability to, or the manner in which we, conduct our business activities. To the extent a public health crisis, pandemic or similar event adversely affects our business or the global economic conditions more generally, it may also have the effect of heightening many of the other risks described in this section entitled “Risk Factors” and any subsequent filings with the SEC.

Risks Related to our Acquisitions and Investments
Our growth strategy includes growing through acquisitions and investments which involve a number of risks.

We expect to grow our business by, among other things, making acquisitions and investments. Acquisitions and investments involve a number of risks. They can be time‑consuming and may divert management’s attention from day‑to‑day operations. Financing an acquisition or investment could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. Acquisitions and investments might also result in losing key employees. In addition, we may fail to successfully integrate acquisitions and investments. We may also fail to generate enough revenue or profits from an acquisition or investment to earn a return on the associated purchase price.
To the extent we grow our business through acquisitions and investments, any such future acquisition or investment could present a number of other risks, including:
•incorrect assumptions regarding the future results of acquired or invested in operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring or investing in operations or assets;
•failure to integrate the operations or management of any acquired or invested in operations or assets successfully and on a timely and cost effective basis;
•insufficient knowledge of the operations and markets of acquired or invested in businesses;
•loss of key personnel;
•failure to obtain necessary customer consents or retain key customers;
•diversion of management’s attention from existing operations or other priorities;
•increased costs or liabilities as a result of historical, undetected or undisclosed legal, regulatory or financial issues related to acquired or invested in operations or assets; and
•inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

In addition, if we are unsuccessful in completing acquisitions or investments of other businesses, operations or assets or if such opportunities for expansion do not arise, our results of operations, financial condition or business could be materially adversely affected.
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
Our hosting, collection, use and storage of customer information and data require the implementation of effective security controls, and a cybersecurity breach could disrupt our business, result in the disclosure of confidential information, expose us to liability and protracted and costly litigation, adversely affect our reputation and revenue and cause losses.
We, and our customers through which our solutions are made available to end users, collect, use, transmit and store confidential financial information, such as bank account numbers, social security numbers, non-public personally identifiable information, portfolio holdings, credit card data and outstanding debts and bills. The measures we take to provide security for collection, use, storage, processing and transmission of confidential end user information may not be effective to protect against cybersecurity breaches by third parties. We use commercially available security technologies, including hardware and software data encryption techniques and multi-layer network security measures, to protect transactions and information. Although we encrypt data fields that typically include sensitive, confidential information, other unencrypted data fields may include similar information that could be accessible in the event of a security breach. We use security and business controls to limit access and use of confidential end user information. The technologies and practices of our customers and third-party suppliers may not meet our standards and we may not have the ability to effectively monitor the implementation of security measures of our customers and third-party suppliers. In a number of cases, our customers build and host their own web applications and access our solutions through our APIs. In these cases, additional risks reside in the customer’s system with respect to security and preventive controls. As a result, inadequacies of our customers’ and third-party suppliers’ security technologies and practices may only be detected after a security breach has occurred. Errors in the collection, use, storage or transmission of confidential end user information may result in a breach of privacy or theft of assets.
The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Criminals are using increasingly sophisticated techniques to engage in illegal activities involving solutions such as ours or involving end user information, such as counterfeiting, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition to hackers, it is possible that a customer could gain unauthorized access to our database through the use of our solutions. Improper access to our systems or databases by hackers or customers intending to commit criminal activities could result in the theft, publication, deletion or modification of confidential end user information. An actual or perceived breach of our security may require notification under applicable cybersecurity regulations.
A cybersecurity breach of the systems on which sensitive user data and account information are stored could lead to private claims or regulatory actions, including fines, against us. Many of our agreements with clients do not limit our potential liability for breaches of confidentiality, and consequential damages. If any person, including any of our employees, contractors, or consultants, penetrates our network security, misappropriates or mishandles sensitive data, inadvertently or otherwise, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our revenue and profitability. In addition, our customer contracts typically require us to meet specified minimum system security and privacy standards. If a cybersecurity breach occurs and we have not been in compliance with these standards, we could be liable for breach of contract claims brought by our customers.
We could also be required to indemnify our customers for third-party claims, fines, penalties and/or other assessments imposed on our customers as a result of any cybersecurity breach and our liability could exceed our insurance coverage or ability to pay. Our registered investment adviser and broker-dealer subsidiaries may face SEC, FINRA and state enforcement actions, including monetary fines, if it is determined that we had inadequate cybersecurity measures in place to prevent such theft.
Our security procedures and technologies are regularly audited by independent security auditors engaged by us, and many of our prospective and current customers conduct their own audits or review the results of such independent security audits as part of their evaluation of our solutions. We are also periodically audited by regulatory agencies to which our operations or our customers are subject. Adverse findings in these audits or examinations, even if not accompanied by any cybersecurity breach, could adversely affect our ability to maintain our existing customer relationships and establish new customer relationships.
Cybersecurity breaches, acts of fraud involving our solutions, or adverse findings in security audits or examinations, could result in reputational damage to us, which could reduce the use and acceptance of our solutions, cause our customers to cease doing business with us and/or have a significant adverse impact on our revenue and future growth prospects. Further, any of these events could lead to additional regulation and oversight by federal and state agencies, which could impose new and costly compliance obligations and may lead to the loss of our ability to make our solutions available.
Risks Related to Laws and Regulations
Our operations are subject to extensive government regulation, and compliance failures or regulatory action against us could adversely affect our results of operations, financial condition or business.
The financial services industry is among the most extensively regulated industries in the United States. We operate investment advisory, broker‑dealer, and funds lines of business, each of which is subject to a specific and extensive regulatory scheme. In addition, we are subject to numerous laws and regulations of general application. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients’ businesses.
Certain of our subsidiaries are registered as “investment advisers” with the SEC under the Advisers Act and are regulated thereunder. In addition, many of our investment advisory services are conducted pursuant to the non‑exclusive safe harbor from the definition of an “investment company” provided under Rule 3a‑4 under the Investment Company Act. If

Rule 3a‑4 were to cease to be available, or if the SEC were to modify the rule or its interpretation of how the rule is applied, our business could be adversely affected. Certain of our registered investment adviser subsidiaries provide advice to funds clients.Funds are registered as “investment companies” under the Investment Company Act. Our advisory subsidiaries provide advice on assets subject to the ERISA. The Advisers Act, Investment Company Act and ERISA, together with related regulations and interpretations of the SEC and the Department of Labor, impose numerous obligations and restrictions on investment advisers and funds, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on transactions between an adviser and its clients, and between a fund and its advisers and affiliates, and other detailed operating requirements, as well as general fiduciary obligations.
In addition, ESI and FIDx Markets are registered as broker‑dealers with the SEC, select state securities regulators and are members of FINRA, a securities industry self‑regulatory organization that supervises and regulates the conduct and activities of its members. Broker‑dealers are subject to regulations that cover all aspects of their business, including sales practices, market making and trading among broker‑dealers, use and safekeeping of customer funds and securities, capital structure, recordkeeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA conducts periodic examinations of the operations of its members, including ESI and FIDx Markets. As broker‑dealers, ESI and FIDx Markets are also subject to certain minimum net capital requirements under SEC and FINRA rules. Compliance with the net capital rules may limit our ability to withdraw capital from these companies.

Envestnet Data & Analytics is examined on a periodic basis by various regulatory agencies. For example, it is a supervised third-party technology service provider subject to multi-agency supervisory examinations in a wide variety of areas based on published guidance by the Federal Financial Institutions Examination Council and other potential future regulatory agencies. These examinations include examinations of our management, acquisition and development activities, support and delivery, IT, and disaster preparedness and business recovery planning. The Office of the Comptroller of the Currency is the agency in charge of these examinations. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us.
Either as a result of direct regulation or obligations under customer agreements, many of our subsidiaries are required to comply with certain provisions of the Gramm-Leach-Bliley Act, related to the privacy of consumer information and may be subject to other privacy and cybersecurity laws because of the solutions we provide. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Act for enhanced due diligence of the internal systems and processes of companies like ours by their regulated customers. If we are required to make changes to our internal processes and solutions as result of this heightened scrutiny, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
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
As part of our business, we de-identify and then provide consumer transaction data panels to customers to support data analytics and market research. We collect the underlying transaction data when requested by each applicable consumer. In addition, we provide analytics on the use of investment strategies to third-party investment managers, exchange traded funds, mutual funds and similar investment vehicles by financial professional users of our technology. These activities are subject to numerous laws, regulations, industry standards and contractual obligations. We have incurred, and will continue to incur, significant expenses to comply with these requirements. New laws have been passed by several jurisdictions regulating the use of personal data and setting requirements for the de-identification of data. Other jurisdictions are considering imposing additional requirements. As our business continues to expand to new industry segments that may be more highly regulated for privacy and cybersecurity, and to countries outside the United States that have more strict data protection laws, we may be subject to increased compliance requirements and costs which could have a material adverse effect on our results of operations, financial condition or business. Industry practices relating to this business activity may change. We are in the process of negotiating new agreements with certain financial institutions governing our access to consumer transaction data when requested by the consumer. These agreements may contain additional requirements relating to our processing and provision of de-identified data. Additionally, our data panel customers might demand that the data that they purchase meet additional data sourcing standards, which we may not satisfy in all cases in the future. Failure to comply with existing or new laws, regulations, standards and obligations could result in loss of rights to use source data for data panels, loss of data panel subscriptions, fines, sanctions or other penalties, which could have a material adverse effect on our results of operations, financial condition or business.

State or federal legislation, regulatory requirements, or regulatory enforcement applicable to this business activity may also change. Privacy groups, governmental agencies and individuals also may seek to restrict or prevent, or may advocate for greater regulation of, our provision of data panels to data panel customers. For example, in January 2020, three members of Congress wrote to the FTC to request a review of these business practices. In February 2020, we received a civil investigative demand from the FTC for documents and information relating to our data collection, assembly, evaluation, sharing, correction and deletion practices, with which demand we fully complied. In November 2020, we were informed by the FTC that it had closed the matter with no further action.
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
Additionally, in 2016, we announced that our Board of Directors authorized a share repurchase program under which we may repurchase up to 2.0 million shares of our outstanding common stock. As of December 31, 2023, 0.3 million shares could still be purchased under this program. We retain the ability to repurchase when circumstances warrant and may suspend or discontinue such program at any time. The Inflation Reduction Act of 2022, which was signed into law in August 2022, imposes a 1% excise tax on the fair market value of stock repurchases after December 31, 2022, which may impact our future decisions on how to return value to stockholders in the most tax efficient manner.

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
Item 1B.  Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy

Envestnet’s Information Security Program uses a risk-based approach to assess, identify and manage material risks from cybersecurity threats and is an integral part of our enterprise risk management program and processes. The Information Security Program is complemented by our business continuity and disaster recovery planning controls. Envestnet’s Group Head, Cybersecurity/Information Security Officer is a member of the firm’s Risk Management Committee.

We regularly update our enterprise-wide Information Security Program to align with industry best practices and applicable regulations. Envestnet’s Information Security Program includes a policy framework that leverages elements from National Institute of Standards and Technology Cybersecurity Frameworks, NIST 800-53 Standards, ISO 27001, Cloud Security Alliance, and other relevant industry best practices to protect the confidentiality, availability, and integrity of our data and systems.

Directed by Envestnet’s Group Head, Cybersecurity/Information Security Officer, the Information Security team defines, implements and monitors our Information Security Program. We review and approve our security policies, procedures, and standards annually or whenever material updates are made during the year. Moreover, we undergo SOC 1 Type 2, SOC 2 Type 2, and PCI-DSS (where applicable) audits on multiple technology platforms.

In addition to our Information Security team, we use third-party vendors to help address material risks from cybersecurity threats. Among other things, third parties conduct security assessments, monitor endpoint security, probe our defenses, and conduct cybersecurity exercises. We also leverage third-party providers to aid management to detect, respond and recover in the event of a cyber incident.

To keep information security risks related to suppliers and other third parties within an acceptable range, Envestnet has a third-party oversight program. This program categorizes our third parties, assesses the potential impact of a compromise of Envestnet data and other resources in relation to the third-party’s engagement and manages the risk associated with third parties. This risk management includes understanding whether the third-party has required controls in place, whether it has vulnerabilities that need to be managed before beginning work with us and what residual risks will remain and require acceptance or further decision making.

Risks from Cybersecurity Threats

No risks from cybersecurity threats materially affected Envestnet’s business strategy, results of operations or financial condition during the year that ended December 31, 2023. Moreover, such risks do not appear to be reasonably likely to affect our business strategy, results of operations or financial condition.

Governance

Board of Directors’ Oversight of Risks from Cybersecurity Threats

Envestnet’s Board of Directors maintains regular oversight of risks from cybersecurity threats. In particular, its Compliance and Information Security Committee reviews, assesses, and makes recommendations to our Board about our regulatory compliance programs and information technology security framework, including cybersecurity threats. This includes receiving regular reports from the Information Security team on audits, security issues, changes in risk postures and regulatory matters. The Compliance and Information Security Committee also oversees selection of Envestnet’s independent security assessors and reviews their reports. The Committee is authorized to request that any Envestnet director, officer, employee, outside counsel or independent auditor attend a meeting of the committee or meet with any of its members or advisors.

The majority of the directors who serve on the Compliance and Information Security Committee must be independent. The Committee meets quarterly and on an ad hoc basis.

Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats

Envestnet’s senior management assesses and manages material risks from cybersecurity threats through its Information Security Management Committee. The Information Security Management Committee provides direction, management, support and sponsorship associated with information security. Chaired by Envestnet’s Group Head, Cybersecurity/Information Security Officer, the Information Security Management Committee consists of Envestnet’s Executive and Senior management from Operations, Legal, Compliance, Systems, Business, Human Resources and Finance.

Our Group Head, Cybersecurity/Information Security Officer has a total of more than 28 years of experience in cybersecurity, technology and information technology roles with financial services, technology and consulting companies. She joined Envestnet in 2020.

The Information Security Management Committee's responsibilities include, but are not limited to:

•Setting, reviewing and supporting the components of the Information Security Program;
•Monitoring significant risk trends and proposing changes to controls and policies, as appropriate;
•Ensuring that information security is resourced and prioritized;
•Ensuring the proper execution of risk management activities;
•Establishing and maintaining a culture that promotes information security;
•Reviewing and evaluating the implementation and effectiveness of the Information Security Program through regular external and internal assessments;
•Maintaining cybersecurity incident response preparedness;
•Providing support for and visibility to information security initiatives; and
•Coordinating with the Information Security team to provide regular reports to the Compliance and Information Security Committee of the Board of Directors about audits, security issues, changes in risk postures and regulatory matters, among other cybersecurity topics.

Item 2. Properties
Our headquarters are located in Berwyn, Pennsylvania. We support our Envestnet Wealth Solutions segment primarily through offices in Denver, Colorado; Raleigh, North Carolina; Berwyn, Pennsylvania; Richmond, Virginia; Boston, Massachusetts; and Trivandrum, India. We support our Envestnet Data & Analytics segment primarily through our office in Raleigh, North Carolina. The majority of our offices are leased. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate the foreseeable growth of our operations.
Item 3. Legal Proceedings
See Part II, Item 8, “Note 24—Commitments and Contingencies” for Legal Proceedings details.

Item 4. Mine Safety Disclosures
This section is not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
Our common stock is listed on the New York Stock Exchange under the symbol “ENV”.
(b)Holders
The number of holders of record of our common stock was 114 as of February 23, 2024.
Common Stock
As of December 31, 2023, we had 500,000,000 common shares authorized at a par value of $0.005, of which 54,773,662 shares were outstanding.
Preferred Stock
As of December 31, 2023, we had 50,000,000 preferred shares authorized at a par value of $0.005, of which no shares were outstanding.
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
(d)Securities Authorized for Issuance Under Equity Compensation Plan
For a description of securities authorized under our equity compensation plans, see Part II, Item 8, “Note 19—Stock-Based Compensation” and Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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
5 YEAR STOCK PERFORMANCE GRAPH

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Envestnet, Inc.	$100.00	$141.55	$167.29	$161.29	$125.43	$100.67
Russell® 2000 Index	$100.00	$123.72	$146.44	$166.50	$130.60	$150.31
S&P North American Technology Sector Index	$100.00	$143.19	$205.04	$257.70	$165.34	$264.45
__________________________________________________________
The stock price performance included in the graph above is not necessarily indicative of future stock price performance.
(f)Recent Sales of Unregistered Securities
None
(g)Issuer Purchases of Equity Securities
In 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2.0 million shares of its common stock. The timing and volume of share repurchases will be determined by the Company’s management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. No share repurchases were made during the three months ended December 31, 2023. As of December 31, 2023, 0.3 million shares could still be purchased under this program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10‑K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Part I, "Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results could differ materially from the results referenced in forward-looking statements.

Overview

Envestnet, through its subsidiaries, is transforming the way financial advice and insight are delivered. Our mission is to empower financial advisors and service providers with innovative technology, solutions and intelligence. Envestnet is a leader in helping transform wealth management, working towards its goal of expanding a holistic financial wellness ecosystem so that our clients can better serve their clients.

Envestnet's clients include more than 108,000 advisors, 16 of the 20 largest U.S. banks, 48 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIAs and hundreds of FinTech companies, all of which leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

Through a combination of platform enhancements, partnerships and acquisitions, Envestnet uniquely provides a financial network connecting technology, solutions and data, delivering better intelligence and enabling its customers to drive better outcomes.
Envestnet, a Delaware corporation originally founded in 1999, serves clients from its headquarters in Berwyn, Pennsylvania, as well as other locations throughout the United States and India and other international locations.

Recent Developments

Leadership Update

On January 7, 2024, the Company entered into a separation and release agreement with Mr. Crager in which it was agreed that Mr. Crager will step down as chief executive officer on March 31, 2024 and as a member of the Company’s Board of Directors promptly following Envestnet’s 2024 Annual Meeting. Beginning April 2024, Mr. Crager will serve as a senior advisor, focusing on client and partner relationships. Beginning April 1, 2024, James Fox will begin serving as our Interim Chief Executive Officer until our Board of Directors has appointed a new chief executive officer. Mr. Fox has served as a member of our Board of Directors since February 2015 and Chair of the Board of Directors since March 2020.

Business Segments

On October 1, 2023, we changed the composition of our reportable segments to reflect the way that the Company's chief operating decision maker reviews the operating results, assesses performance and allocates resources. As a result, the advisor-focused Wealth Analytics business has been reclassified from the Envestnet Data & Analytics segment to the Envestnet Wealth Solutions segment. The segment change does not impact nonsegment results or the Company's consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows. All segment information presented within this Annual Report on Form 10-K for the year ended December 31, 2023 is presented in conjunction with the current organizational structure, with prior periods adjusted accordingly.

Correction of Immaterial Error
During the fourth quarter of 2023, the Company identified that the arrangement with a third-party for the use of cloud hosted virtual servers which was previously accounted for as a finance lease transaction and included as a component of property and equipment, net in the consolidated balance sheets should have been recognized as a prepayment included within prepaid expenses and other current assets and other assets in the consolidated balance sheets. The Company concluded that the classification of these transactions was immaterial in prior period financial statements and that amendment of previously filed reports was not required. However, the Company corrected this immaterial error in the prior years reported within this Annual Report on Form 10-K for the year ended December 31, 2023.

Macroeconomic Environment

Our business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. Recent geopolitical uncertainty, resulting, in part, from the conflict in the Middle East which intensified on and after October 7, 2023, the military conflict between Russia and Ukraine which escalated in February 2022, as well as rising inflation, contributed to significant volatility and decline in global financial markets during 2022 which continued throughout most of 2023. The uncertainty over the extent and duration of the ongoing conflict and this period of inflation continues to cause disruptions to businesses and markets worldwide. The extent of the effect on our financial performance will continue to depend on future developments, including the extent and duration of the conflict and this period of inflation, the Federal Reserve's monetary policy in response to rising inflation, the extent of economic sanctions imposed, changes in market interest rates, further governmental and private sector responses and the timing and extent normal economic conditions resume, all of which are uncertain and difficult to predict. Although we are unable to estimate the overall financial effect of these conflicts and this period of inflation at this time, as these conditions continue, they could have a material adverse effect on our business, results of operations, financial condition and cash flows. As of December 31, 2023, the consolidated financial statements do not reflect any adjustments as a result of these macroeconomic conditions.

Convertible Promissory Note

On January 31, 2023, we entered into a Convertible Promissory Note with a customer of the Company's business, a privately held company, whereby we were issued a convertible promissory note with a principal amount of $20.0 million and a stated interest rate of 8.0% per annum. The Convertible Promissory Note has a maturity date of January 31, 2026 and is convertible into common stock or preferred stock of the privately held company upon qualified financing events or corporate transactions. During the year ended December 31, 2023, interest income related to the Convertible Promissory Note included in interest income in the consolidated statements of operations was $1.5 million.

In connection with the Convertible Promissory Note, we concurrently entered into a call option agreement with the privately held company, which provides us an option to acquire the privately held company at a predetermined price as of the earlier of July 2024 or upon satisfaction of certain financial metrics. The financial metrics were met during the year ended December 31, 2023; however, we did not exercise the call option.

Convertible Notes due 2023

The Convertible Notes due 2023 matured on June 1, 2023. Upon maturity, we settled the remaining aggregate principal amount of the Convertible Notes due 2023 for $45.0 million. The Convertible Notes due 2023 were paid using a combination of cash on hand and borrowings under the Company's Revolving Credit Facility. No shares of the Company's common stock were issued upon settlement of the Convertible Notes due 2023.

Reduction in Force Initiative

During the year ended December 31, 2023, as part of a reduction in force initiative, we entered into separation agreements with a number of employees. In connection with this reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, we incurred approximately $35.4 million of total severance expense in the year ended December 31, 2023.

As of December 31, 2023 we had an ending liability balance of $10.3 million related to these efforts, of which we anticipate approximately $9.2 million to be paid throughout 2024, with the remaining balance paid through 2030.

Operating Results

Beginning in the three months ended December 31, 2021 through December 31, 2023, the Company reported a loss from operations and loss before income tax provision in every quarter. We have incurred these quarterly losses as a result of several factors as described below.

Revenue Factors: Throughout 2022, the financial markets experienced a broad downturn and our redemption rates were higher than our historical average, and as a result, in our Wealth Solutions segment, our asset-based recurring revenue was materially adversely affected. Beginning in the three months ended March 31, 2023 asset-based recurring revenue has been increasing steadily. In addition, as a result of competitive pricing pressures in our Data & Analytics segment research business, beginning in the three months ended December 31, 2022 subscription-based recurring revenue has been materially adversely affected.

Expense Factors: We have incurred certain expenses that are not recurring in nature and that are a direct result of significant, distinct enterprise-wide strategic initiatives that we have taken in order to reshape and streamline the organization, which we believe will increase our operational efficiencies and to reduce future operating expenses, while negatively impacting our operating results in the short-term. These actions include both internal and external related expenses associated with an accelerated investment plan announced in the first quarter of 2021, expenses associated with office closures announced in the second quarter of 2022, severance and office closure related expenses associated with an organizational realignment and entry into an outsourcing arrangement announced in the fourth quarter of 2022, as well as severance expense for a reduction in force initiative announced in the first quarter of 2023 which has continued into the fourth quarter of 2023. In addition, during the fourth quarter of 2023, the Company recognized a non-cash impairment charge to goodwill of $191.8 million. See below for further discussion of the goodwill impairment.

As discussed above, our business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. The return to positive income before income taxes largely depends on a combination of improved industry dynamics, including overall technology and data spending by financial institutions and an improvement in capital market valuations, including asset flows and redemption rates, both of which are outside of the Company’s control, as well as a reduction in future operating expenses, which the Company has undertaken as discussed above.

Goodwill Impairment

Due to lower revenue and profits in the Envestnet Data & Analytics segment in 2023 compared to prior years, the Company performed a quantitative goodwill impairment evaluation as part of the annual goodwill impairment analysis for each reporting unit in the fourth quarter of 2023 utilizing a combination of the discounted cash flow method (income approach) and guideline public company method (market approach). As a result of this impairment test, the carrying value of the Envestnet Data & Analytics reporting unit exceeded its fair value, which resulted in the recognition of a non-cash impairment charge to goodwill of $191.8 million in the consolidated statements of operations for the year ended December 31, 2023.

Key Metrics

Envestnet Wealth Solutions Segment

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts in the periods indicated:

	As of December 31,
	2023	2022	2021
	(in millions, except accounts and advisors data)
Platform Assets
AUM	$416,001	$341,144	$362,038
AUA	430,846	367,412	456,316
Total AUM/A	846,847	708,556	818,354
Subscription	4,959,514	4,382,109	4,901,662
Total platform assets	$5,806,361	$5,090,665	$5,720,016
Platform Accounts
AUM	1,640,879	1,547,009	1,345,274
AUA	1,254,962	1,135,026	1,217,076
Total AUM/A	2,895,841	2,682,035	2,562,350
Subscription	16,248,598	15,665,020	14,986,531
Total platform accounts	19,144,439	18,347,055	17,548,881
Advisors
AUM/A	38,697	38,025	39,735
Subscription	69,973	67,520	68,808
Total Advisors	108,670	105,545	108,543

The following tables provide information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA in the periods indicated:

	Asset Rollforward - 2023
	As of December 31, 2022	Gross Sales	Redemptions	Net Flows	Market Impact	Reclass to Subscription	As of December 31, 2023

	(in millions, except account data)
AUM	$341,144	$101,305	$(71,217)	$30,088	$47,360	$(2,591)	$416,001
AUA	367,412	127,906	(99,468)	28,438	48,868	(13,872)	430,846
Total AUM/A	$708,556	$229,211	$(170,685)	$58,526	$96,228	$(16,463)	$846,847
Fee-Based Accounts	2,682,035			312,915		(99,109)	2,895,841

The above AUM/A gross sales figures for the year ended December 31, 2023 include $72.3 billion in new client conversions. We onboarded an additional $169.7 billion in subscription conversions during the year ended December 31, 2023 bringing total conversions for the year ended December 31, 2023 to $242.0 billion.

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

The above AUM/A gross sales figures for the year ended December 31, 2022 include $52.9 billion in new client conversions. We onboarded an additional $132.3 billion in subscription conversions during the year ended December 31, 2022, bringing total conversions for the year ended December 31, 2022 to $185.2 billion.

Asset and account figures in the “Reclass to Subscription” columns for the years ended December 31, 2023 and 2022 represent enterprise customers whose billing arrangements in future periods are subscription-based, rather than asset-based. Such amounts are included in Subscription metrics at the end of the year in which the reclassification occurred, with no impact on total platform assets or accounts.

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

The following table provides information regarding the number of paid end-users and firms using the Envestnet Data & Analytics platform in the periods indicated:

	As of
	December 31,	December 31,	December 31,
	2023	2022	2021

	(in millions, except number of firms data)
Number of paid end-users	38.3	38.8	31.8
Number of firms	1,324	1,286	1,211

Revenue

Overview

We earn revenue primarily under three pricing models. First, a portion of our revenue is derived from fees charged as a percentage of the assets that are managed or administered on our technology platforms by financial advisors. This revenue is recorded under asset-based revenue. Our asset‑based fees vary based on the types of investment solutions and services that financial advisors utilize. In future periods, the percentage of our total revenue attributable to asset‑based fees is expected to vary based on fluctuations in securities markets, whether we enter into new, or lose, significant subscription agreements, the mix of AUM or AUA, and other factors.

We also generate revenue from recurring, contractual subscription fees for providing access to our technology platforms. This subscription revenue includes both contractual minimum payments and usage-based fees and is driven primarily by the number of customers, including new customers as well as customers who renew their existing subscription contracts, and the number of paid end-users. This revenue is recorded under subscription-based revenue. Subscription fees vary based on the scope of technology solutions and services being used, and are priced in a variety of constructs based on the size of the business, number of users or number of accounts and in many cases can increase over time based on the growth of these factors.

Finally, a portion of our revenue is generated from fees received in connection with professional services and other sources.

Asset-based recurring revenue

We generally charge our customers fees based on a higher percentage of the market value of AUM than the fees we charge on the market value of AUA, because we provide fiduciary oversight and/or act as the investment advisor in connection with assets we categorize as AUM. The level of fees varies based on the nature of the investment solutions and services we provide, as well as the specific investment manager, fund and/or custodian chosen by the financial advisor. A portion of our revenue from assets under management or administration includes costs paid by us to third parties for sub‑advisory, clearing, custody and brokerage services. These expenses are recorded under direct expense. We do not have fiduciary responsibility in connection with AUA and, therefore, generally charge lower fees on these assets. Our fees for AUA vary based on the nature of the investment solutions and services we provide.

Approximately 75% of our asset-based recurring revenue from AUM/A are billed to customers at the beginning of each quarter and are based on the market value of their assets on our platforms as of the end of the prior quarter. For example, asset-based recurring revenue recognized during the fourth quarter of 2023 was primarily based on the market value of assets as of September 30, 2023. Our asset-based recurring revenue is generally recognized ratably throughout the quarter based on the number of days in the quarter.

Our asset-based recurring revenue is affected by the amount of new assets that are added to existing and new client accounts, which we refer to as gross sales. Gross sales, from time to time, also include conversions of client assets to our technology platforms. The amounts of assets that are withdrawn from client accounts are referred to as redemptions. We refer to the difference between gross sales and redemptions as net flows. Positive net flows indicate that the market value of assets added to client accounts exceeds the market value of assets that have been withdrawn from client accounts.

Our asset-based revenue is also affected by changes in the market values of securities held in client accounts due to fluctuations in the securities markets. Certain types of securities have historically experienced greater market price fluctuations, such as equity securities, than other securities, such as fixed income securities, though in any given period the type of securities that experience the greatest fluctuations may vary.

Subscription-based recurring revenue

Subscription-based recurring revenue is generally recognized ratably over the term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided all applicable revenue recognition criteria have been satisfied. As part of the subscription contracts, many of our open banking customers commit to a minimum level of paid end-users from which a minimum level of non-refundable subscription revenue is derived. As paid end-users in excess of the guaranteed minimum level access the platform, the customer is then required to pay additional usage fees calculated based upon a contracted per-paid-user fee. No refunds or credits are given if fewer paid end-users access the platform than the contracted minimum level. Usage-based revenue is recognized as earned, provided all applicable revenue recognition criteria have been satisfied. Our subscription-based revenue is affected by the addition, loss and timing of customer contracts as well as access to data in the research business.

Professional services and other revenue

We also receive revenue from professional services fees by providing customers with certain technology platform software development and implementation services. This revenue is recognized when completed, under a proportional‑performance model utilizing an output‑based approach or on a straight‑line basis, over the estimated life of the customer relationship. Our contracts generally have fixed prices and generally specify or quantify interim deliverables.

Expenses

The following is a description of our principal expense items:

Direct expense

Direct expense primarily consists of expenses related to our receipt of sub‑advisory and clearing, custody and brokerage services from third parties. The largest component of direct expense is paid to third-party investment managers. Clearing, custody and brokerage services are performed by third‑party providers. These expenses are typically calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each fiscal quarter and are recognized ratably throughout the quarter based on the number of days in the quarter. Also included in direct expense are vendor specific expenses related to the direct support of revenue associated with the Envestnet Data & Analytics products.

Employee compensation

Employee compensation expense primarily consists of employee salaries, incentive compensation, non‑cash stock‑based compensation, incentive compensation, benefits and employer‑related taxes.

General and administrative

General and administrative expense primarily consists of costs related to occupancy, communications services, research and data services, software and maintenance charges, marketing, professional and legal services, travel and entertainment and acquisition/transaction related expenses.

Depreciation and amortization

Depreciation and amortization expense primarily consists of depreciation and amortization related to:

•fixed assets, including building and building improvements, computer equipment and software, leasehold improvements, office furniture and fixtures and office equipment and other;
•internally developed software; and
•intangible assets, primarily related to customer lists, proprietary technology and trade names, the values of which are capitalized in connection with our acquisitions.

Operational Highlights

	Year Ended December 31,			2023 vs 2022		2022 vs 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
	(in thousands, except per share information and percentages)
Revenue:
Envestnet Wealth Solutions:
Asset-based	$745,238	$738,228	$709,376	$7,010	1%	$28,852	4%
Subscription-based	325,398	310,217	280,076	15,181	5%	30,141	11%
Total recurring revenue	1,070,636	1,048,445	989,452	22,191	2%	58,993	6%
Professional services and other revenue	24,068	16,799	14,190	7,269	43%	2,609	18%
Total Envestnet Wealth Solutions revenue	$1,094,704	$1,065,244	$1,003,642	$29,460	3%	$61,602	6%

Envestnet Data & Analytics:
Subscription-based	$139,332	$167,627	$173,913	$(28,295)	(17)%	$(6,286)	(4)%
Total recurring revenue	139,332	167,627	173,913	(28,295)	(17)%	(6,286)	(4)%
Professional services and other revenue	11,584	6,913	8,962	4,671	68%	(2,049)	(23)%
Total Envestnet Data & Analytics revenue	$150,916	$174,540	$182,875	$(23,624)	(14)%	$(8,335)	(5)%

Total consolidated revenue	$1,245,620	$1,239,784	$1,186,517	$5,836	—%	$53,267	4%

Deferred revenue fair value adjustment	69	216	284	(147)	(68)%	(68)	(24)%
Total consolidated adjusted revenue*	$1,245,689	$1,240,000	$1,186,801	$5,689	—%	$53,199	4%

Consolidated net income (loss) attributable to Envestnet, Inc.	$(238,724)	$(80,939)	$13,296	$(157,785)	**	$(94,235)	**
Net income (loss) attributable to Envestnet, Inc. per share:
Basic	$(4.38)	$(1.47)	$0.24	$(2.91)	**	$(1.71)	**
Diluted	$(4.38)	$(1.59)	$0.24	$(2.79)	**	$(1.83)	**

Adjusted EBITDA*	$250,913	$215,408	$261,730	$35,505	16%	$(46,322)	(18)%
Adjusted net income*	$140,199	$122,476	$158,022	$17,723	14%	$(35,546)	(22)%
Adjusted net income per diluted share*	$2.12	$1.86	$2.42	$0.26	14%	$(0.56)	(23)%
_________________________________________
*Non-GAAP financial measure. See "Non-GAAP Financial Measures" below for definitions and reconciliations of non-GAAP measures.
**Not meaningful

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

	Year Ended December 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Asset-based	$745,238	60%	$738,228	60%	$7,010	1%
Subscription-based	464,730	37%	477,844	39%	(13,114)	(3)%
Total recurring revenue	1,209,968	97%	1,216,072	98%	(6,104)	(1)%
Professional services and other revenue	35,652	3%	23,712	2%	11,940	50%
Total revenue	1,245,620	100%	1,239,784	100%	5,836	—%
Operating expenses:
Direct expense	473,038	38%	470,424	38%	2,614	1%
Employee compensation	444,828	36%	490,725	40%	(45,897)	(9)%
General and administrative	210,113	17%	218,831	18%	(8,718)	(4)%
Depreciation and amortization	130,304	10%	125,828	10%	4,476	4%
Goodwill impairment	191,818	15%	—	—%	191,818	100%
Total operating expenses	1,450,101	116%	1,305,808	105%	144,293	11%
Loss from operations	(204,481)	(16)%	(66,024)	(5)%	(138,457)	*
Other income (expense):
Interest income	6,288	1%	4,184	—%	2,104	50%
Interest expense	(25,138)	(2)%	(16,843)	(1)%	(8,295)	(49)%
Other income (expense), net	(9,666)	(1)%	264	—%	(9,930)	*
Total other income (expense), net	(28,516)	(2)%	(12,395)	(1)%	(16,121)	(130)%
Loss before income tax provision	(232,997)	(19)%	(78,419)	(6)%	(154,578)	*
Income tax provision	12,777	1%	7,061	1%	5,716	81%
Net loss	(245,774)	(20)%	(85,480)	(7)%	(160,294)	*
Add: Net loss attributable to non-controlling interest	7,050	1%	4,541	—%	2,509	55%
Net loss attributable to Envestnet, Inc.	$(238,724)	(19)%	$(80,939)	(7)%	$(157,785)	*
___________________________________________________
*Not meaningful

Asset-based recurring revenue

Asset-based recurring revenue increased $7.0 million, or 1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 38,000 as of December 31, 2022 to approximately 39,000 as of December 31, 2023 and the number of AUM/A client accounts increased from approximately 2.7 million as of December 31, 2022 to approximately 2.9 million as of December 31, 2023.

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $13.1 million, or 3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease of $28.3 million in the Envestnet Data & Analytics segment, which is primarily attributable to a loss in access to data in the research business and continued impact from the regional banking crisis which led to our customer’s cost cutting initiatives, partially offset by an increase of $15.2 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue increased $11.9 million, or 50%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to timing of the completion of customer projects and deployments and an increase in revenue recognized in the Data & Analytics segment as a result of point in time revenue recognized on customer deployments.

Direct expense

Direct expense increased $2.6 million, or 1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in asset-based direct expense of $3.8 million, which directly correlates with the increase to asset-based recurring revenue during the period, partially offset by a decrease in subscription-based direct expense of $1.8 million, which directly correlates with the decrease to subscription-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $45.9 million, or 9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $38.8 million, which is primarily a result of the outsourcing arrangement with TCS in the Envestnet Data & Analytics segment, which shifted certain expenses from employee compensation to general and administrative expense, a reduction in force initiative in 2023 and an organizational realignment in the fourth quarter of 2022, a decrease in non-cash compensation expense of $9.3 million and other immaterial decreases within employee compensation, partially offset by an increase in severance expense of $5.3 million as a result of the reduction in force initiative and organizational realignment.

As a percentage of total revenue, employee compensation decreased 4% points for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily a result of the outsourcing arrangement with TCS, a reduction in force initiative in 2023 and an organizational realignment in the fourth quarter of 2022.

General and administrative

General and administrative expenses decreased $8.7 million, or 4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to decreases in restructuring charges and transaction costs of $22.1 million, marketing costs of $7.3 million, occupancy costs of $4.6 million, communications, research and data services of $3.4 million and other immaterial decreases within general and administrative expense, partially offset by increases in software and maintenance charges of $31.4 million which is primarily a result of the outsourcing arrangement with TCS.

Depreciation and amortization

Depreciation and amortization expense increased $4.5 million, or 4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in amortization related to internally developed software of $15.5 million, partially offset by decreases in amortization related to intangible assets of $9.0 million and deprecation related to fixed assets of $2.2 million.

Goodwill impairment

Goodwill impairment increased $191.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 as a result of the recognition of a non-cash impairment charge to goodwill in the Envestnet Data & Analytics segment during the year ended December 31, 2023.

Total other income (expense), net

Total other income (expense), net increased $16.1 million, or 130% for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a $9.0 million decrease in dilution gain on equity method investee share issuance, an $8.3 million increase in interest expense and a $1.7 million increase in loss allocations from equity method investments. These increases were partially offset by an increase of $2.1 million in interest income, a $1.0 million decrease in foreign currency expense and a $0.4 million increase in fair market value adjustment on investment in private company.

Income tax provision

	Year Ended December 31,
	2023	2022
	(in thousands, except for percentages)
Loss before income tax provision	$(232,997)	$(78,419)
Income tax provision	12,777	7,061
Effective tax rate	(5.5)%	(9.0)%

Our 2023 effective tax rate differs from the statutory rate primarily due to the effect of goodwill impairment, the change in the valuation allowance we have placed on a portion of U.S. deferred tax assets, the generation of R&D tax credits, executive compensation deduction limitations, tax deficiency related to stock-based compensation, income related to Indian partnerships, a change in our India indefinite reinvestment assertion and state income taxes.

Our 2022 effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance we have placed on a portion of U.S. deferred tax assets, the generation of R&D tax credits, executive compensation deduction limitations, income related to Indian partnerships, a change in our India indefinite reinvestment assertion and state income taxes.

Year ended December 31, 2022 compared to year ended December 31, 2021

	Year Ended December 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Asset-based	$738,228	60%	$709,376	60%	$28,852	4%
Subscription-based	477,844	39%	453,989	38%	23,855	5%
Total recurring revenue	1,216,072	98%	1,163,365	98%	52,707	5%
Professional services and other revenue	23,712	2%	23,152	2%	560	2%
Total revenue	1,239,784	100%	1,186,517	100%	53,267	4%
Operating expenses:
Direct expense	470,424	38%	423,723	36%	46,701	11%
Employee compensation	490,725	40%	432,829	36%	57,896	13%
General and administrative	218,831	18%	171,657	14%	47,174	27%
Depreciation and amortization	125,828	10%	117,767	10%	8,061	7%
Total operating expenses	1,305,808	105%	1,145,976	97%	159,832	14%
Income (loss) from operations	(66,024)	(5)%	40,541	3%	(106,565)	*
Other income (expense):
Interest income	4,184	—%	827	—%	3,357	*
Interest expense	(16,843)	(1)%	(16,931)	(1)%	88	1%
Other income (expense), net	264	—%	(4,076)	—%	4,340	106%
Total other income (expense), net	(12,395)	(1)%	(20,180)	(2)%	7,785	39%
Income (loss) before income tax provision	(78,419)	(6)%	20,361	2%	(98,780)	*
Income tax provision	7,061	1%	7,667	1%	(606)	(8)%
Net income (loss)	(85,480)	(7)%	12,694	1%	(98,174)	*
Add: Net loss attributable to non-controlling interest	4,541	—%	602	—%	3,939	*
Net income (loss) attributable to Envestnet, Inc.	$(80,939)	(7)%	$13,296	1%	$(94,235)	*
___________________________________________________
*Not meaningful

Asset-based recurring revenue

Asset-based recurring revenue increased $28.9 million, or 4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms at the end of the previous quarter, partially offset by existing customers switching from an asset-based pricing model to a subscription-based pricing model.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 40,000 as of December 31, 2021 to approximately 38,000 as of December 31, 2022 and the number of AUM/A client accounts increased from approximately 2.6 million as of December 31, 2021 to approximately 2.7 million as of December 31, 2022.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $23.9 million, or 5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase of $30.1 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth along with additional revenue from existing customers switching from an asset-based pricing model to a subscription-based pricing model, partially offset by a decrease of $6.3 million in the Envestnet Data & Analytics segment, which is primarily attributable to the equity market decline impacting our asset management customers in the research business.

Professional services and other revenue

Professional services and other revenue increased $0.6 million, or 2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in revenue resulting from the 2022 Advisor Summit, which was held as an in-person event. The 2021 Advisor Summit was virtual due to the COVID-19 pandemic.

Direct expense

Direct expense increased $46.7 million, or 11%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in asset-based direct expense of $36.6 million, which directly correlates with the increase to asset-based recurring revenue during the period, an increase in professional services and other direct expense of $6.9 million, primarily as a result of our 2022 Advisor Summit, which was held in-person, and an increase in subscription-based direct expense of $3.1 million, which directly correlates with the increase in subscription-based recurring revenue during the period.

Employee compensation

Employee compensation increased $57.9 million, or 13%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increases in salaries, benefits and related payroll taxes of $40.5 million, non-cash compensation expense of $12.3 million and other miscellaneous increases within employee compensation of $3.6 million, primarily due to increased headcount as a result of growth and acquisitions in the Envestnet Wealth Solutions segment. Also contributing to this increase was an increase in severance expense of $18.8 million, primarily a result of the outsourcing arrangement with TCS in the Envestnet Data & Analytics segment and an organizational realignment in the fourth quarter of 2022. These increases were partially offset by a decrease in incentive compensation expense of $20.5 million primarily due to lower revenue and profitability measures achieved in our incentive compensation program.

As a percentage of total revenue, employee compensation increased 4% points for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher employee compensation related to increased headcount in the Envestnet Wealth Solutions segment and higher severance expense primarily a result of the outsourcing arrangement with TCS and an organizational realignment in the fourth quarter of 2022.

General and administrative

General and administrative expenses increased $47.2 million, or 27%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increases in lease restructuring and transaction costs of $16.6 million driven by the closure of four offices, software and maintenance charges of $16.6 million, travel and entertainment expenses of $5.6 million, communications, research and data services of $3.5 million, insurance, bank and payroll expenses of $2.0 million and other miscellaneous increases within general and administrative expense of $2.5 million. These increases were partially offset by decreases in total occupancy costs of $4.6 million and professional and legal fees of $4.3 million.

As a percentage of total revenue, general and administrative expense increased 4% points for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in lease restructuring and other related costs.

Depreciation and amortization

Depreciation and amortization expense increased $8.1 million, or 7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increases in amortization related to internally developed software of $8.4 million and intangible assets of $3.3 million, partially offset by a decrease in deprecation related to fixed assets of $3.7 million.

Total other income (expense), net

Total other income (expense), net decreased $7.8 million, or 39% for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a $9.5 million increase in dilution gain on equity method investee share issuance and a $3.4 million increase in interest income, partially offset by a $1.8 million increase in loss allocations from equity method investments and a $1.4 million increase in foreign currency expense.

Income tax provision

	Year Ended December 31,
	2022	2021
	(in thousands, except for percentages)
Income (loss) before income tax provision	$(78,419)	$20,361
Income tax provision	7,061	7,667
Effective tax rate	(9.0)%	37.7%

Our 2022 effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance we have placed on a portion of U.S. deferred tax assets, the generation of R&D tax credits, executive compensation deduction limitations, income related to Indian partnerships, a change in our India indefinite reinvestment assertion and state income taxes.

Our 2021 effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance we have placed on a portion of U.S. deferred tax assets, the generation of R&D tax credits, executive compensation deduction limitations, income related to Indian partnerships and state income taxes.

Segment Results

Envestnet is organized around two business segments based on clients served and products provided to meet those needs. Financial information about each business segment is contained in Part II, Item 8, “Note 23—Segment Information” to the consolidated financial statements included within this Annual Report. Our business segments are as follows:

•Envestnet Wealth Solutions – a leading provider of comprehensive and unified wealth management software, services and solutions to empower financial advisors and institutions to enable them to deliver holistic advice to their clients.

•Envestnet Data & Analytics – a leading provider of financial data aggregation, analytics and digital experiences to meet the needs of financial institutions, enterprise FinTech firms and market investment research firms worldwide.

We also incur expenses not directly attributable to the segments listed above. These nonsegment operating expenses primarily consist of employee compensation for certain corporate officers, certain types of professional service expenses, insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses.

On October 1, 2023, the Company changed the composition of its reportable segments to reflect the way that the Company's chief operating decision maker reviews the operating results, assesses performance and allocates resources. As a result, the advisor-focused Wealth Analytics business has been reclassified from the Envestnet Data & Analytics segment to the Envestnet Wealth Solutions segment. The segment change does not impact nonsegment results or the Company's consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows. All segment information presented within this Annual report on Form 10-K for the year ended December 31, 2023 is presented in conjunction with the current organizational structure, with prior periods adjusted accordingly.

The following table reconciles income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Envestnet Wealth Solutions	$108,753	$57,323	$129,287
Envestnet Data & Analytics	(216,542)	(22,221)	(2,603)
Nonsegment operating expenses	(96,692)	(101,126)	(86,143)
Income (loss) from operations	(204,481)	(66,024)	40,541
Total other income (expense), net	(28,516)	(12,395)	(20,180)
Income (loss) before income tax provision	(232,997)	(78,419)	20,361
Income tax provision	12,777	7,061	7,667
Net income (loss)	(245,774)	(85,480)	12,694
Add: Net loss attributable to non-controlling interest	7,050	4,541	602
Net income (loss) attributable to Envestnet, Inc.	$(238,724)	$(80,939)	$13,296

Envestnet Wealth Solutions

Year ended December 31, 2023 compared to year ended December 31, 2022

	Year Ended December 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Asset-based	$745,238	68%	$738,228	69%	$7,010	1%
Subscription-based	325,398	30%	310,217	29%	15,181	5%
Total recurring revenue	1,070,636	98%	1,048,445	98%	22,191	2%
Professional services and other revenue	24,068	2%	16,799	2%	7,269	43%
Total revenue	1,094,704	100%	1,065,244	100%	29,460	3%
Operating expenses:
Direct expense	449,065	41%	444,447	42%	4,618	1%
Employee compensation	313,338	29%	321,277	30%	(7,939)	(2)%
General and administrative	120,247	11%	143,597	13%	(23,350)	(16)%
Depreciation and amortization	103,301	9%	98,600	9%	4,701	5%
Total operating expenses	985,951	90%	1,007,921	95%	(21,970)	(2)%
Income from operations	$108,753	10%	$57,323	5%	$51,430	90%

Asset-based recurring revenue

Asset-based recurring revenue increased $7.0 million, or 1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 38,000 as of December 31, 2022 to approximately 39,000 as of December 31, 2023 and the number of AUM/A client accounts increased from approximately 2.7 million as of December 31, 2022 to approximately 2.9 million as of December 31, 2023.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $15.2 million, or 5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue increased $7.3 million, or 43%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense increased $4.6 million, or 1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in asset-based direct expense, which directly correlates with the increase in asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $7.9 million, or 2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $9.8 million, which is primarily a result of a reduction in force initiative in 2023 and an organizational realignment in the fourth quarter of 2022, a decrease in non-cash compensation expense of $3.4 million and other immaterial decreases within employee compensation, partially offset by an increase in severance expense of $4.0 million as a result of the reduction in force initiative and organizational realignment and an increase in incentive compensation of $3.4 million.

General and administrative

General and administrative expenses decreased $23.4 million, or 16%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to decreases in restructuring charges and transaction costs of $15.1 million, marketing costs of $4.9 million, occupancy costs of $2.5 million and other immaterial decreases within general and administrative expense, partially offset by an increase in software and maintenance charges of $4.0 million.

Depreciation and amortization

Depreciation and amortization increased $4.7 million, or 5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in amortization related to internally developed software of $9.5 million, partially offset by a decrease in amortization related to intangible assets of $4.4 million.

Year ended December 31, 2022 compared to year ended December 31, 2021

	Year Ended December 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Asset-based	$738,228	69%	$709,376	71%	$28,852	4%
Subscription-based	310,217	29%	280,076	28%	30,141	11%
Total recurring revenue	1,048,445	98%	989,452	99%	58,993	6%
Professional services and other revenue	16,799	2%	14,190	1%	2,609	18%
Total revenue	1,065,244	100%	1,003,642	100%	61,602	6%
Operating expenses:
Direct expense	444,447	42%	400,119	40%	44,328	11%
Employee compensation	321,277	30%	275,184	27%	46,093	17%
General and administrative	143,597	13%	108,028	11%	35,569	33%
Depreciation and amortization	98,600	9%	91,024	9%	7,576	8%
Total operating expenses	1,007,921	95%	874,355	87%	133,566	15%
Income from operations	$57,323	5%	$129,287	13%	$(71,964)	(56)%

Asset-based recurring revenue

Asset-based recurring revenue increased $28.9 million, or 4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms at the end of the previous quarter, partially offset by existing customers switching from an asset-based pricing model to a subscription-based pricing model.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 40,000 as of December 31, 2021 to approximately 38,000 as of December 31, 2022 and the number of AUM/A client accounts increased from approximately 2.6 million as of December 31, 2021 to approximately 2.7 million as of December 31, 2022.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $30.1 million, or 11%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to new and existing customer growth along with additional revenue from existing customers switching from an asset-based pricing model to a subscription-based pricing model.

Professional services and other revenue

Professional services and other revenue increased $2.6 million, or 18%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in revenue resulting from the 2022 Advisor Summit, which was held as an in-person event. The 2021 Advisor Summit was virtual due to the COVID-19 pandemic.

Direct expense

Direct expense increased $44.3 million, or 11%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in asset-based direct expense of $36.6 million, which directly correlates with the increase in asset-based recurring revenue during the period and an increase in professional services and other direct expense of $7.0 million, primarily as a result of our 2022 Advisor Summit, which was held in-person.

Employee compensation

Employee compensation increased $46.1 million, or 17%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increases in salaries, benefits and related payroll taxes of $36.3 million, non-cash compensation of $9.7 million and other miscellaneous increases within employee compensation, primarily due to increased headcount as a result of growth and acquisitions, and an increase in severance expense of $8.6 million, primarily a result of an organizational realignment in the fourth quarter of 2022. These increases were partially offset by a decrease in incentive compensation expense of $10.4 million primarily due to lower revenue and profitability measures achieved in our incentive compensation program.

As a percentage of segment revenue, employee compensation increased 3% points for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher employee compensation related to increased headcount and higher severance expense primarily a result of an organizational realignment in the fourth quarter of 2022.

General and administrative

General and administrative expenses increased $35.6 million, or 33%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increases in software and maintenance charges of $14.3 million, lease restructuring and transaction costs of $9.1 million driven by the closure of four offices, travel and entertainment expenses of $3.3 million, insurance, bank and payroll charges of $1.5 million and other immaterial increases within general and administrative expense. These increases were partially offset by decreases in occupancy costs of $4.1 million and professional services fees of $3.5 million.

Depreciation and amortization

Depreciation and amortization increased $7.6 million, or 8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increases in amortization related to internally developed software of $4.5 million and intangible assets of $4.5 million, partially offset by a decrease in deprecation related to fixed assets of $1.4 million.

Envestnet Data & Analytics

Year ended December 31, 2023 compared to year ended December 31, 2022

	Year Ended December 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Subscription-based	$139,332	92%	$167,627	96%	$(28,295)	(17)%
Professional services and other revenue	11,584	8%	6,913	4%	4,671	68%
Total revenue	150,916	100%	174,540	100%	(23,624)	(14)%
Operating expenses:
Direct expense	23,973	16%	25,977	15%	(2,004)	(8)%
Employee compensation	69,414	46%	101,300	58%	(31,886)	(31)%
General and administrative	55,250	37%	42,256	24%	12,994	31%
Depreciation and amortization	27,003	18%	27,228	16%	(225)	(1)%
Goodwill impairment	191,818	127%	—	—%	191,818	100%
Total operating expenses	367,458	243%	196,761	113%	170,697	87%
Loss from operations	$(216,542)	(143)%	$(22,221)	(13)%	$(194,321)	*
__________________________________________________________
*Not meaningful

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $28.3 million, or 17%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily attributable to a loss in access to data in the research business and continued impact from the regional banking crisis which led to our customer’s cost cutting initiatives.

As a percentage of segment revenue, subscription-based recurring revenue decreased 4% points for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in subscription-based revenue compared to an increase in professional services and other revenue.

Professional services and other revenue

Professional services and other revenue increased $4.7 million, or 68%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in point in time revenue recognized on customer deployments.

As a percentage of segment revenue, professional services and other revenue increased 4% points for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in professional services and other revenue compared to a decrease in subscription-based revenue.

Direct expense

Direct expense decreased $2.0 million, or 8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in subscription-based direct expense, which directly correlates with the decrease to subscription-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $31.9 million, or 31%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to decreases in salaries, benefits and related payroll taxes of $25.9 million, which is primarily a result of the outsourcing arrangement with TCS which shifted certain expenses from employee compensation to general and administrative expense, a reduction in force initiative in 2023 and an organizational realignment in the fourth quarter of 2022, incentive compensation of $2.4 million, non-cash compensation expense of $1.7 million and other immaterial decreases within employee compensation.

As a percentage of segment revenue, employee compensation expense decreased 12% points for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the outsourcing arrangement with TCS, partially offset by a decrease in segment revenue period over period.

General and administrative

General and administrative expenses increased $13.0 million, or 31%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in software and maintenance charges of $25.0 million, which is primarily a result of the outsourcing arrangement with TCS, partially offset by decreases in restructuring charges and transaction costs of $3.1 million, research and data services expense of $3.0 million, occupancy costs of $2.2 million and other immaterial decreases within general and administrative expense.

As a percentage of segment revenue, general and administrative expense increased 13% points for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the outsourcing arrangement with TCS as well as a decrease in segment revenue period over period.

Depreciation and amortization

Depreciation and amortization decreased $0.2 million, or 1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to decreases in amortization related to intangible assets of $4.5 million and deprecation related to fixed assets of $1.6 million, partially offset by an increase in amortization related to internally developed software of $5.9 million.

Goodwill impairment

Goodwill impairment increased $191.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 as a result of the recognition of a non-cash impairment charge to goodwill during the year ended December 31, 2023.

Year ended December 31, 2022 compared to year ended December 31, 2021

	Year Ended December 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Subscription-based	$167,627	96%	$173,913	95%	$(6,286)	(4)%
Professional services and other revenue	6,913	4%	8,962	5%	(2,049)	(23)%
Total revenue	174,540	100%	182,875	100%	(8,335)	(5)%
Operating expenses:
Direct expense	25,977	15%	23,604	13%	2,373	10%
Employee compensation	101,300	58%	99,385	54%	1,915	2%
General and administrative	42,256	24%	35,746	20%	6,510	18%
Depreciation and amortization	27,228	16%	26,743	15%	485	2%
Total operating expenses	196,761	113%	185,478	101%	11,283	6%
Loss from operations	$(22,221)	(13)%	$(2,603)	(1)%	$(19,618)	*
__________________________________________________________
*Not meaningful

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $6.3 million, or 4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 which is primarily attributable to the equity market decline impacting our asset management customers in the research business.

Professional services and other revenue

Professional services and other revenue decreased $2.0 million, or 23%, or the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the timing of the completion of customer projects and deployments.

Direct expense

Direct expense increased $2.4 million, or 10%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to additional expense related to entering into an arrangement with a third-party for the use of cloud hosted virtual servers.

Employee compensation

Employee compensation increased $1.9 million, or 2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increases in severance expense of $6.7 million, primarily a result of the outsourcing arrangement with TCS and an organizational realignment in the fourth quarter of 2022, an increase in salaries, benefits and related payroll taxes of $0.9 million and other immaterial increases within employee compensation, partially offset by decreases in incentive compensation of $7.6 million and stock-based compensation expense of $1.3 million.

As a percentage of segment revenue, employee compensation expense increased 4% points for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher severance expense related to the outsourcing arrangement with TCS and an organizational realignment in the fourth quarter of 2022.

General and administrative

General and administrative expenses increased $6.5 million, or 18%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increases in restructuring and transaction costs of $2.8 million, research and data services expense of $2.4 million, travel and entertainment expense of $1.8 million and software and maintenance charges of $1.7 million, partially offset by other immaterial decreases within general and administrative expense.

As a percentage of segment revenue, general and administrative expense increased 4% points for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an overall increase in general and administrative expense as well as a decrease in segment revenue.

Depreciation and amortization

Depreciation and amortization increased $0.5 million, or 2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in amortization related to internally developed software of $3.8 million, partially offset by decreases in deprecation related to fixed assets of $2.2 million and amortization related to intangible assets of $1.1 million.

Nonsegment

Year ended December 31, 2023 compared to year ended December 31, 2022

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Employee compensation	$62,076	$68,148	$(6,072)	(9)%
General and administrative	34,616	32,978	1,638	5%
Total operating expenses	$96,692	$101,126	$(4,434)	(4)%

Employee compensation

Employee compensation decreased $6.1 million, or 9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in non-cash compensation expense of $4.2 million and a decrease in salaries, benefits and related payroll taxes of $3.0 million, partially offset by other immaterial increases within employee compensation.

General and administrative

General and administrative expenses increased $1.6 million, or 5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in software and maintenance charges of $2.4 million, an increase in governance related expense of $1.8 million as a result of expense associated with activist shareholder activity during the year ended December 31, 2023 and an increase in professional fees of $1.0 million. These increases were partially offset by decreases in restructuring and transaction costs of $3.4 million and other immaterial decreases in general and administrative expense.

Year ended December 31, 2022 compared to year ended December 31, 2021

For a discussion of the 2022 Results of Operations compared to 2021, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 28, 2023.

Non‑GAAP Financial Measures

In addition to reporting results according to GAAP, we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. We believe these non-GAAP financial measures are useful supplemental metrics that provide greater transparency into our results of operations and can assist both management and investors in understanding and assessing the operational performance of our business on a consistent basis, as it removes the impact of non-cash or non-recurring items from operating results and provides an additional tool to compare our results with other companies in the industry, many of which present similar non-GAAP financial measures. Those measures include “adjusted revenue,” “adjusted EBITDA,” “adjusted net income” and “adjusted net income per diluted share."

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision (benefit), depreciation and amortization, goodwill impairment, non‑cash compensation expense, restructuring charges and transaction costs, severance expense, accretion on contingent consideration and purchase liability, fair market value adjustment to contingent consideration liability, fair market value adjustment on investment in private company, litigation, regulatory and other governance related expenses, foreign currency, gain on settlement of liability, gain on insurance reimbursement, non-income tax expense adjustment, dilution gain on equity method investee share issuance, loss allocations from equity method investments and (income) loss attributable to non‑controlling interest.

“Adjusted net income” represents net income (loss) before income tax provision (benefit), deferred revenue fair value adjustment, non‑cash interest expense, cash interest on our Convertible Notes, goodwill impairment, non‑cash compensation expense, restructuring charges and transaction costs, severance expense, amortization of acquired intangibles, accretion on contingent consideration and purchase liability, fair market value adjustment to contingent consideration liability, fair market value adjustment to investment in private company, litigation, regulatory and other governance related expenses, foreign currency, gain on settlement of liability, gain on insurance reimbursement, non-income tax expense adjustment, dilution gain on equity method investee share issuance, loss allocations from equity method investments and (income) loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

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

We also present adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted revenue provide comparisons from period to period by excluding the effect of purchase accounting on the fair value of acquired deferred revenue. Adjusted EBITDA provides comparisons from period to period by excluding potential differences caused by changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions, income tax provision (benefit), variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, restructuring charges and transaction costs, severance expense, accretion on contingent consideration and purchase liability, fair market value adjustment to contingent consideration liability, fair market value adjustment to investment in private company, litigation, regulatory and other governance related expenses, foreign currency, gain on settlement of liability, gain on insurance reimbursement, non-income tax expense adjustment, dilution gain on equity method investee share issuance, loss allocations from equity method investments, and (income) loss attributable to non‑controlling interest. Our management also believes it is useful to exclude non‑cash compensation expense from adjusted EBITDA and adjusted net income because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time.

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

•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, we paid net cash of $15.9 million, $12.1 million, and $7.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. In the event that we generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted revenue, adjusted EBITDA, adjusted net income and adjusted net income per diluted share through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of adjusted revenue to revenue, the most directly comparable GAAP measure and adjusted EBITDA, adjusted net income and adjusted net income per diluted share to net income (loss) and net income (loss) per share, the most directly comparable GAAP measures. Further, our management also reviews GAAP measures and evaluates individual measures that are not included in some or all of our non‑GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following tables set forth reconciliations of GAAP financial measures to non-GAAP financial measures. See "Footnotes to GAAP to Non-GAAP Reconciliations" below for further detail on adjustments.

The following table sets forth a reconciliation of total revenue to adjusted revenue:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Total revenue	$1,245,620	$1,239,784	$1,186,517
Deferred revenue fair value adjustment (1)	69	216	284
Adjusted revenue	$1,245,689	$1,240,000	$1,186,801

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income (loss)	$(245,774)	$(85,480)	$12,694
Add (deduct):
Deferred revenue fair value adjustment (1)	69	216	284
Interest income	(6,288)	(4,184)	(827)
Interest expense	25,138	16,843	16,931
Income tax provision (2)(3)	12,777	7,061	7,667
Depreciation and amortization	130,304	125,828	117,767
Goodwill impairment (4)	191,818	—	—
Non-cash compensation expense (5)	71,031	80,333	68,020
Restructuring charges and transaction costs (6)	16,263	35,141	18,490
Severance expense (7)	35,399	30,117	11,347
Litigation, regulatory and other governance related expenses (8)	6,982	6,055	7,591
Foreign currency (9)	437	1,419	(7)
Non-income tax expense adjustment (10)	(392)	802	(1,347)
Accretion on contingent consideration and purchase liability (11)	—	—	730
Fair market value adjustment to contingent consideration liability (12)	—	—	(1,067)
Fair market value adjustment on investment in private company (13)	(804)	(400)	(758)
Gain on settlement of liability (14)	—	—	(1,206)
Gain on insurance reimbursement (15)	—	—	(968)
Dilution gain on equity method investee share issuance (16)	(546)	(9,517)	—
Loss allocations from equity method investments (17)	10,579	8,874	7,093
(Income) loss attributable to non-controlling interest (18)	3,920	2,300	(704)
Adjusted EBITDA	$250,913	$215,408	$261,730

The following table sets forth a reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share amounts)
Net income (loss)	$(245,774)	$(85,480)	$12,694
Income tax provision (2)(3)	12,777	7,061	7,667
Income (loss) before income tax provision (benefit)	(232,997)	(78,419)	20,361
Add (deduct):
Deferred revenue fair value adjustment (1)	69	216	284
Non-cash interest expense (19)	5,655	4,678	5,745
Cash interest - Convertible Notes (20)	17,845	10,897	9,919
Amortization of acquired intangibles (21)	62,927	71,901	68,587
Goodwill impairment (4)	191,818	—	—
Non-cash compensation expense (5)	71,031	80,333	68,020
Restructuring charges and transaction costs (6)	16,263	35,141	18,490
Severance expense (7)	35,399	30,117	11,347
Litigation, regulatory and other governance related expenses (8)	6,982	6,055	7,591
Foreign currency (9)	437	1,419	(7)
Non-income tax expense adjustment (10)	(392)	802	(1,347)
Accretion on contingent consideration and purchase liability (11)	—	—	730
Fair market value adjustment to contingent consideration liability (12)	—	—	(1,067)
Fair market value adjustment to investment in private company (13)	(804)	(400)	(758)
Gain on settlement of liability (14)	—	—	(1,206)
Gain on insurance reimbursement (15)	—	—	(968)
Dilution gain on equity method investee share issuance (16)	(546)	(9,517)	—
Loss allocations from equity method investments (17)	10,579	8,874	7,093
(Income) loss attributable to non-controlling interest (18)	3,920	2,300	(704)
Adjusted net income before income tax effect	188,186	164,397	212,110
Income tax effect (22)	(47,987)	(41,921)	(54,088)
Adjusted net income	$140,199	$122,476	$158,022

Basic number of weighted-average shares outstanding	54,457,365	55,199,482	54,470,975
Effect of dilutive shares:
Convertible Notes	11,084,413	10,092,369	9,898,549
Non-vested RSUs and PSUs	413,734	390,270	633,384
Options to purchase common stock	47,388	111,327	206,022
Warrants	—	—	73,715
Diluted number of weighted-average shares outstanding	66,002,900	65,793,448	65,282,645
Adjusted net income per share - diluted	$2.12	$1.86	$2.42

The following tables set forth a reconciliation of revenue to adjusted revenue and income (loss) from operations to adjusted EBITDA based on our historical results for each segment for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenue	$1,094,704	$150,916	$—	$1,245,620
Deferred revenue fair value adjustment (1)	69	—	—	69
Adjusted revenue	$1,094,773	$150,916	$—	$1,245,689

Income (loss) from operations	$108,753	$(216,542)	$(96,692)	$(204,481)
Add (deduct):
Deferred revenue fair value adjustment (1)	69	—	—	69
Depreciation and amortization	103,301	27,003	—	130,304
Goodwill impairment (4)	—	191,818	—	191,818
Non-cash compensation expense (5)	44,510	8,193	18,328	71,031
Restructuring charges and transaction costs (6)	10,868	215	5,180	16,263
Severance expense (7)	17,232	11,813	6,354	35,399
Litigation, regulatory and other governance related expenses (8)	—	5,322	1,660	6,982
Non-income tax expense adjustment (10)	(320)	(72)	—	(392)
Loss attributable to non-controlling interest (18)	3,920	—	—	3,920
Adjusted EBITDA	$288,333	$27,750	$(65,170)	$250,913

	Year Ended December 31, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenue	$1,065,244	$174,540	$—	$1,239,784
Deferred revenue fair value adjustment (1)	216	—	—	216
Adjusted revenue	$1,065,460	$174,540	$—	$1,240,000

Income (loss) from operations	$57,323	$(22,221)	$(101,126)	$(66,024)
Add (deduct):
Deferred revenue fair value adjustment (1)	216	—	—	216
Depreciation and amortization	98,600	27,228	—	125,828
Non-cash compensation expense (5)	47,891	9,891	22,551	80,333
Restructuring charges and transaction costs (6)	22,871	3,731	8,539	35,141
Severance expense (7)	13,237	10,745	6,135	30,117
Litigation, regulatory and other governance related expenses (8)	—	6,055	—	6,055
Non-income tax expense adjustment (10)	878	(76)	—	802
Loss attributable to non-controlling interest (18)	2,300	—	—	2,300
Other	635	5	—	640
Adjusted EBITDA	$243,951	$35,358	$(63,901)	$215,408

	Year Ended December 31, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total
	(in thousands)
Revenue	$1,003,642	$182,875	$—	$1,186,517
Deferred revenue fair value adjustment (1)	284	—	—	284
Adjusted revenue	$1,003,926	$182,875	$—	$1,186,801

Income (loss) from operations	$129,287	$(2,603)	$(86,143)	$40,541
Add (deduct):
Deferred revenue fair value adjustment (1)	284	—	—	284
Depreciation and amortization	91,024	26,743	—	117,767
Non-cash compensation expense (5)	37,343	12,078	18,599	68,020
Restructuring charges and transaction costs (6)	13,795	242	4,453	18,490
Severance expense (7)	4,614	4,016	2,717	11,347
Litigation, regulatory and other governance related expenses (8)	—	7,591	—	7,591
Non-income tax expense adjustment (10)	(1,507)	160	—	(1,347)
Accretion on contingent consideration and purchase liability (11)	632	98	—	730
Fair market value adjustment to contingent consideration liability (12)	—	(1,067)	—	(1,067)
Income attributable to non-controlling interest (18)	(704)	—	—	(704)
Other	78	—	—	78
Adjusted EBITDA	$274,846	$47,258	$(60,374)	$261,730

Footnotes to GAAP to Non-GAAP Reconciliations

(1)Deferred revenue fair value adjustment represents the effect of purchase accounting on the fair value of acquired deferred revenue in accordance with ASC 606.
(2)For the years ended December 31, 2023, 2022 and 2021, the effective tax rate computed in accordance with GAAP equaled (5.5)%, (9.0)% and 37.7%, respectively.
(3)As of December 31, 2023, we had net operating loss carryforwards, before any uncertain tax position reserves, of approximately $64 million and $225 million for federal and state income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from both the amount calculated in accordance with GAAP using the effective income tax rate and from the income tax effect amount calculated using the normalized effective tax rate.
(4)Goodwill impairment represents the recognition of a non-cash impairment charge to goodwill in the Envestnet Data & Analytics reporting unit. These charges are infrequent and outside the ordinary course of our continuing operations. We exclude these charges to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.
(5)Non-cash compensation expense represents expense related to stock-based awards made to employees and directors. We exclude stock-based compensation because the Company does not view it as reflective of our core operating performance as it is a non-cash expense.
(6)Restructuring charges and transaction costs represent third-party costs incurred related to significant, distinct enterprise-wide strategic initiatives such as the closure of certain offices in the United States, acquisition and transaction related expenditures and system integration costs related to implementation of a new Enterprise Resource Planning System. These third-party costs are infrequent and outside the ordinary course of our continuing operations. We exclude these costs to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.
(7)Severance expense represents severance and related costs associated with certain strategic initiatives that have reshaped our workforce such as an organizational realignment in the fourth quarter of 2022, post-acquisition integration activity and a reduction in force initiative in 2023. These are not reflective of future ongoing operations and affect comparability of the Company’s operational results across reporting periods.
(8)Litigation, regulatory and other governance related expenses represent certain third-party non-recurring litigation fees primarily related to litigation matters discussed in Note 24—Commitments and Contingencies as well as governance related expenses associated with activist shareholder activity. The litigation costs relate to two matters over a three-year time period and are not reoccurring expenditures.
(9)Foreign currency represents gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts. These adjustments can vary significantly from period to period and are not indicative of our core operating performance.
(10)Non-income tax expense adjustments relate to the remediation of historical sales and use tax issues and are not indicative of our core operating performance.
(11)Accretion on contingent consideration and purchase liability represents accretion related to the Company's contingent consideration. These adjustments are non-cash and are not indicative of our core operating performance.
(12)Fair market value adjustment to contingent consideration liability represents non-recurring gains and losses related to the Company's contingent consideration. These adjustments are infrequent and outside the ordinary course of our continuing operations.
(13)Fair market value adjustment to investment in private company represents non-recurring unrealized gains and losses related to the Company’s investments. These adjustments are infrequent and outside the ordinary course of our continuing operations.
(14)Gain on settlement of liability represents the gain related to the settlement of a contingent liability. These adjustments are infrequent and outside the ordinary course of our continuing operations.
(15)Gain on insurance reimbursement represents the gain related to an insurance reimbursement. These adjustments are infrequent and outside the ordinary course of our continuing operations.
(16)Dilution gain on equity method investee share issuance represents gains and losses related to the Company’s equity method share issuances. These dilution gains are infrequent and can vary significantly from period to period and are outside the ordinary course of our continuing operations.
(17)Loss allocations from equity method investments represents gains and losses from our various equity method investments. These investments are not part of our core business and the ventures associated with these investments generally are start-up or early-stage businesses where we have limited influence over their operational and financial policies. The results of operations for each of these investments can vary significantly from period to period and do not represent the Company’s ongoing operations.

(18)(Income) loss attributable to non-controlling interest represents the loss attributable to the Company’s minority economic interest in a private company excluding the impact of non-cash or non-recurring items included within other line items. Although the Company consolidates its minority interest in a private company as a result of its ability to control this private company interest through majority representation on the board, the Company has excluded loss attributable to non-controlling interest as it owns a minority economic interest in the private company. This private company is a start-up business and the results of its operations vary significantly from period to period and are not representative of the Company’s financial performance.
(19)Non-cash interest expense represents third-party costs incurred in securing debt and are amortized over the term of the debt. We exclude non-cash interest expense because the Company does not view this expense as reflective of our core operating performance as it is a non-cash expense.
(20)For purposes of computing adjusted net income and adjusted net income per share, the Company always assumes the convertible notes to be fully converted for all periods presented. Therefore, cash interest for convertible notes is added to adjusted net income in accordance with the if-converted method.
(21)Amortization of acquired intangibles represents non-cash amortization expense from intangible assets acquired through acquisitions. The fair value of these acquired intangible assets are estimates and the Company does not view it as reflective of our core operating performance as it is a non-cash expense.
(22)Income tax effect represents the tax effect of Non-GAAP adjustments as described above and is calculated using an estimated normalized tax rate of 25.5% has been used to compute adjusted net income for all years presented.

Liquidity and Capital Resources

Our primary sources of liquidity include cash provided by operating activities, including fluctuations in working capital, and access to external capital. Our working capital is affected by the timing of payments related to fees receivable, investment manager fees, employee compensation, income tax, our annual Advisor Summit and various other items. Historically the first quarter of the year is our lowest quarter of cash provided by operating activities primarily due to the payment of annual bonuses during the first quarter of the year following the year they were incurred and prepayments made during the first quarter of the year associated with our Advisor Summit which is held during the second quarter of the year.

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

As of December 31, 2023, we had total cash and cash equivalents of $91.4 million, no amounts outstanding under the Revolving Credit Facility and $500.0 million available to borrow under the Revolving Credit Facility, subject to covenant compliance.

Revolving Credit Facility

In February 2022, we entered into the Revolving Credit Facility, which provides for a $500.0 million revolving line of credit, including a sub-facility for a $20.0 million letter of credit, and is set to mature in February 2027. Outstanding loans under the Revolving Credit Facility accrue interest, at our option, at a rate equal to either (i) a base rate plus an applicable margin ranging from 0.25% to 1.75% per annum or (ii) an adjusted Term SOFR plus an applicable margin ranging from 1.25% to 2.75% per annum, in each case based upon our total net leverage ratio, as calculated pursuant to the Revolving Credit Facility. The undrawn portion of the commitments under the Revolving Credit Facility is subject to a commitment fee at a rate ranging from 0.25% to 0.30% per annum based upon our total net leverage ratio, as calculated pursuant to the Revolving Credit Facility.

The Revolving Credit Facility contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio.

On February 20, 2024, the Company entered into a Waiver with respect to the Revolving Credit Facility, between the Company, the Guarantors party thereto from time to time, the Lenders party thereto from time to time and Bank of Montreal, as administrative agent. Under the Waiver, the Lenders party thereto waived the events of default resulting from the non-compliance with the Total Leverage Ratio financial covenant for the fiscal quarters ended on March 31, 2023 and June 30, 2023. The Company was in compliance with all other covenants in the Revolving Credit Facility as of December 31, 2023.

    Convertible Notes

As of December 31, 2023 we had Convertible Notes with an issuance amount of $575.0 million and $317.5 million related to the Convertible Notes due 2027 and Convertible Notes due 2025, respectively. The Convertible Notes due 2027 will mature on December 1, 2027, unless otherwise repurchased, redeemed or converted and bear interest at a rate of 2.625% per annum payable semiannually in arrears on June 1 and December 1 of each year. The Convertible Notes due 2025 are set to mature on August 15, 2025 and bear interest at a rate of 0.75% per annum payable semiannually in arrears on February 15 and August 15 of each year.

See Part II, Item 8, “Note 14—Debt” for further information regarding the terms of our Revolving Credit Facility and Convertible Notes.

Cash Flows

The following table presents a summary of our cash flows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$154,868	$98,355
Net cash used in investing activities	(154,063)	(251,126)
Net cash used in financing activities	(72,706)	(108,320)
Effect of exchange rate on changes on cash, cash equivalents and restricted cash	1,106	(6,164)
Net change in cash, cash equivalents and restricted cash	$(70,795)	$(267,255)

Operating Activities

Net cash provided by operating activities increased $56.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a an increase of $33.5 million in cash provided due to timing of payments within our working capital accounts and an increase of $23.0 million in cash provided by our business operations. Our working capital is affected by the timing of payments related to several items, including but not limited to, employee incentives, income tax payments and cash collections from our clients. For the year ended December 31, 2023 compared to the year ended December 31, 2022, the increase of $33.5 million in cash provided within our working capital accounts is primarily due to cash payment timing differences within accounts payable and accrued expenses and prepaid expenses and other assets as well as a $19.6 million decrease in accrued compensation and related taxes, which includes accrued incentive compensation, from December 31, 2021 to December 31, 2022 as a result of lower operating performance in 2022 compared to 2021. These increases were partially offset by an increase in cash used in fees receivable, net of $15.6 million as a result of an increase in fees receivable net, from December 31, 2022 to December 31, 2023 due to timing of cash collections from our clients.

Investing Activities

Net cash used in investing activities decreased $97.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to cash used related to acquisition of businesses of $104.1 million during the year ended December 31, 2022, a decrease in cash related to investing in private companies of $12.2 million, an issuance of note receivable to equity method investees of $6.4 million during the year ended December 31, 2022 and a decrease in cash used to acquire proprietary technology of $2.0 million. These decreases were partially offset by an increase in cash used related to an issuance of loan receivable to a private company of $20.0 million during the year ended December 31, 2023, an increase in capitalization of internally developed software of $5.2 million and an increase in cash used to purchase property and equipment of $2.8 million.

Financing Activities

Net cash used in financing activities decreased $35.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to debt activity during the year ended December 31, 2022, including $312.4 million in cash used related to the repurchase of the Convertible Notes due 2023, $181.8 million in cash used related to the repurchase of Convertible Notes due 2025, $79.6 million in cash used to pay the cost of entering into Capped Call Transactions and $16.3 million in cash used related to issuance costs for Convertible Notes due 2027, as well as a decrease in cash used for share repurchases of $76.5 million and a decrease in cash paid related to tax withholdings for stock-based compensation of $4.5 million. These decreases were partially offset by $575.0 million in cash provided by the issuance of Convertible Notes due 2027 during the year ended December 31, 2022, $45.0 million in cash used for the settlement of Convertible Notes due 2023 during the year ended December 31, 2023 and $16.0 million in cash proceeds from capital contributions of non-controlling shareholders during the year ended December 31, 2022.

Commitments

We enter into unconditional purchase obligations arrangements for certain of our services that we receive in the normal course of business. As of December 31, 2023, the Company estimated future minimum unconditional purchase obligations of approximately $150 million.

As of December 31, 2023, we had $876.6 million in outstanding debt. For further details of our debt and the timing of expected future payments see Part II, Item 8, “Note 14—Debt.”

As of December 31, 2023, future minimum lease payments under non-cancellable leases were $140.0 million. These leases expire at various dates prior to 2033. See Part II, Item 8, "Note 15—Leases” for further details.

In connection with the Redi2 acquisition, we have entered into arrangements whereby we have agreed to pay up to $20.0 million in performance bonuses based upon the achievement of certain performance targets. As of December 31, 2023, the liabilities associated with these performance bonuses were immaterial.

We have also committed $8.8 million in future funding to certain of our equity method investees.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with GAAP. The accounting policies described below require management to apply significant judgment in connection with the preparation of our consolidated financial statements. In particular, judgment is applied to determine the appropriate assumptions to be used in calculating estimates that affect certain reported amounts in our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. If different estimates or assumptions were used, our results of operations, financial condition and cash flows could have been materially different than those reflected in our consolidated financial statements. For additional information regarding our critical accounting policies, see Part II, Item 8, “Note 2—Summary of Significant Accounting Policies”.

Revenue Recognition

Revenue is derived from asset-based and subscription-based services and professional services and other sources. Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. Sales and usage-based taxes are excluded from revenue.

Asset-based recurring revenue—Asset-based recurring revenue primarily consist of fees for providing customers continuous access to platform services through our uniquely customized platforms. These platform services include investment manager research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing and back office and middle-office operations and administration and are made available to customers throughout the contractual term from the date the customized platform is launched.

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

For certain services provided by third parties, we evaluate whether we are the principal (revenue reported on a gross basis) or agent (revenue reported on a net basis). Generally, we report customer fees including charges for third party service providers where we have a direct contract with such third party service providers on a gross basis, whereas the amounts billed to our customers are recorded as revenue, and amounts paid to third party service providers are recorded as direct expense. We are the principal in the transaction because we control the services before they are transferred to our customers. Control is evidenced by being primarily responsible to our customers and having discretion in establishing pricing.

Subscription-based recurring revenue—Subscription-based recurring revenue primarily consist of fees for providing customers continuous access to our platform for wealth management and financial wellness. The subscription-based fees generally include fixed fees and or usage-based fees.

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

Professional services and other revenue—We earn professional services fees by providing contractual customized services and platform software development as well as initial implementation fees. Professional services contracts generally have fixed prices, and generally specify the deliverables in the contract. Certain professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of services performed. Initial implementation fees are fixed and are generally recognized ratably over the contract term.

Other revenue primarily include revenue related to the Advisor Summit. Other revenue is recognized when the events are held. Other revenue is not significant.

The majority of the professional services and other contracts contain one performance obligation. Professional services and other revenue are recognized in both the Envestnet Wealth Solutions and Envestnet Data & Analytics segments.

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

In accordance with applicable accounting guidance, prior to performing a quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves management judgment. If it is determined that it is unlikely that the carrying value of the reporting unit exceeds its fair value, a quantitative goodwill impairment evaluation is not required, and no impairment is recorded. If it is determined that it is more likely than not that the carrying value of the reporting unit exceeds its fair value, then a quantitative goodwill impairment test must be performed and if the carrying value of a reporting unit exceeds its fair value, then an impairment loss equal to the difference is recorded.

Due to lower revenue and profits in the Envestnet Data & Analytics segment in 2023 compared to prior years, the Company performed a quantitative goodwill impairment evaluation as part of the annual goodwill impairment analysis for each reporting unit as of October 31, 2023. Additionally, the Company implemented organizational changes that resulted in changes to its reporting units. The Company completed an assessment immediately prior to and after the organization change and determined it is not more likely than not that the fair value of the Company’s reporting unit is greater than the carrying value. As a result of these analyses, the carrying value of the Envestnet Data & Analytics reporting unit exceeded its fair value, which resulted in the recognition of a non-cash impairment charge to goodwill of $191.8 million during the fourth quarter of 2023.

As part of the ongoing monitoring efforts to assess goodwill for possible indications of impairment, we will continue to consider a wide variety of factors, including but not limited to the global economic environment and its potential impact on our business. There can be no assurance that our estimates and assumptions regarding forecasted cash flows of our reporting units, the current economic environment, discount rates, or the other inputs used in forecasting the present value of forecasted cash flows, as well as the selection of representative guideline public company’s will prove to be accurate projections of future performance.

Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No material intangible asset impairment charges have been recorded for the years ended December 31, 2023, 2022 and 2021.

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

Our effective tax rates differ from the statutory rates primarily due to the effect of goodwill impairment, the change in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets, the generation of R&D tax credits, the executive compensation deduction limitation, tax deficiency related to stock-based compensation, income related to the India partnerships, change in our permanent reinvestment assertion for our Indian subsidiary, and state taxes. Our provision for income taxes varies based on, among other things, changes in the valuation of our deferred tax assets and liabilities, the tax effects of non-cash stock-based compensation or changes in applicable tax laws, regulations and accounting principles or interpretations thereof.

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

Our Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2023, 2022, 2021, 2020, 2019, 2017, 2012, 2011 and 2010. Based on the outcome of examinations of our subsidiary or the result of the expiration of statutes of limitations it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheets. It is possible that one or more of these audits may be finalized within the next twelve months.

Recent Accounting Pronouncements

See Part II, Item 8, “Note 2—Summary of Significant Accounting Policies” for a detailed description of Recent Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market risk
Our exposure to market risk is directly related to asset-based recurring revenue earned based upon a contractual percentage of AUM or AUA. Asset‑based fees represented approximately 60% of our total revenue for the years ended December 31, 2023, 2022 and 2021. We expect this percentage to vary over time. A decrease in the aggregate value of AUM or AUA may cause our revenue to decline which in turn could lead to a decrease in our earnings. If there are financial market declines, our asset-based revenue may negatively be impacted in future periods.

Foreign currency risk
A portion of our revenue is billed in various foreign currencies. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly revenue into U.S. dollars. For the year ended December 31, 2023, we estimate that a hypothetical 10% change in the value of various foreign currencies to the U.S. dollar would not have a material effect on our consolidated financial position, results of operations or cash flow.
The expenses of our Indian subsidiaries, which primarily consist of costs related to employee compensation, are paid using the Indian Rupee. We are directly exposed to changes in foreign currency exchange rates through the translation of these monthly costs into U.S. dollars. For the year ended December 31, 2023, we estimate that a hypothetical 10% increase in the value of the Indian Rupee to the U.S. dollar would result in a decrease of approximately $4.1 million to pre-tax earnings and a hypothetical 10% decrease in the value of the Indian Rupee to the U.S. dollar would result in an increase of approximately $3.4 million to pre-tax earnings.
Interest rate risk
We are subject to market risk from changes in interest rates if we have borrowings outstanding on the Revolving Credit Facility. Outstanding loans under the Revolving Credit Facility accrue interest, at our option, at a rate equal to either (i) a base rate plus an applicable margin ranging from 0.25% to 1.75% per annum or (ii) an adjusted Term SOFR plus an applicable margin ranging from 1.25% to 2.75% per annum, in each case based upon our total net leverage ratio, as calculated pursuant to the Revolving Credit Facility. As of December 31, 2023, we have no borrowings or amounts outstanding under the Revolving Credit Facility.

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors Envestnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Envestnet, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over the IT elements of revenue recognition

As discussed in Notes 2 and 18 to the consolidated financial statements, the Company has recorded $1.2 billion of revenue for the year ended December 31, 2023. Revenue is derived from asset-based services, subscription or licensing-based services, and professional services and other sources, and sold with varying price structures. The Company recognizes revenue when control of the services is transferred to customers.

We identified the evaluation of the sufficiency of audit evidence over the IT elements of revenue recognition as a critical audit matter. Subjective and complex auditor judgment was required to assess the sufficiency of audit procedures performed and the nature and extent of audit evidence obtained due to the complexity and number of IT systems and the specialized skills needed to test the IT elements of the revenue recognition process.

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

Goodwill impairment of Data and Analytics reporting unit

As discussed in Notes 2 and 10 to the consolidated financial statements, the goodwill balance at December 31, 2023 was $806.6 million. The Company reviews goodwill for impairment by performing a qualitative or quantitative evaluation at least annually, or whenever events or circumstances indicate a likely reduction in the fair value of a reporting unit below its carrying amount. During the year, the Company performed a quantitative goodwill impairment evaluation for each reporting unit, utilizing a combination of the discounted cash flow method (income approach) and a market approach. As a result of this impairment test, the carrying value of the Data and Analytics reporting unit exceeded its estimated fair value, which resulted in the recognition of a non-cash impairment charge to goodwill of $191.8 million.

We identified the evaluation of the goodwill impairment for the Data and Analytics reporting unit as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used in the discounted cash flow method (income approach), including forecasted earnings before interest, taxes, depreciation and amortization (EBITDA) margins and the discount rate. Determination of these assumptions is subjective and sensitive to variation that could have had a significant effect on the reporting unit’s estimated fair value. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the impairment evaluation of goodwill, including controls related to the Company’s development of projected EBITDA margins and the discount rate. We evaluated the Company’s ability to accurately project EBITDA margin cash flows by comparing the Company’s historical projections to actual results. We evaluated the forecasted EBITDA margins by comparing them to historical performance, assessing the projected impacts of strategic initiatives implemented, and evaluating information in publicly available analyst reports. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by independently developing a discount rate range using publicly available market data for comparable entities.

 /s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Denver, Colorado
February 28, 2024

Envestnet, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share information)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$91,378	$162,173
Fees receivable, net	120,958	101,696
Prepaid expenses and other current assets	51,472	47,422
Total current assets	263,808	311,291
Property and equipment, net	48,223	48,481
Internally developed software, net	224,713	184,558
Intangible assets, net	338,068	379,995
Goodwill	806,563	998,414
Operating lease right-of-use assets, net	69,154	81,596
Other assets	126,723	107,830
Total assets	$1,877,252	$2,112,165
Liabilities and equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$241,424	$233,866
Operating lease liabilities	12,909	11,949
Deferred revenue	38,201	36,363
Current portion of debt	—	44,886
Total current liabilities	292,534	327,064
Debt	876,612	871,769
Operating lease liabilities, net of current portion	100,830	110,652
Deferred tax liabilities, net	16,568	16,196
Other liabilities	16,202	18,880
Total liabilities	1,302,746	1,344,561
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 71,129,801 and 70,025,733 shares issued as of December 31, 2023 and December 31, 2022, respectively; 54,773,662 and 54,013,826 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	355	350
Treasury stock at cost, 16,356,139 and 16,011,907 shares as of December 31, 2023 and December 31, 2022, respectively	(272,573)	(253,551)
Additional paid-in capital	1,206,627	1,135,284
Accumulated deficit	(357,651)	(118,927)
Accumulated other comprehensive loss	(8,567)	(8,589)
Total stockholders’ equity, attributable to Envestnet, Inc.	568,191	754,567
Non-controlling interest	6,315	13,037
Total equity	574,506	767,604
Total liabilities and equity	$1,877,252	$2,112,165

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Asset-based	$745,238	$738,228	$709,376
Subscription-based	464,730	477,844	453,989
Total recurring revenue	1,209,968	1,216,072	1,163,365
Professional services and other revenue	35,652	23,712	23,152
Total revenue	1,245,620	1,239,784	1,186,517
Operating expenses:
Direct expense	473,038	470,424	423,723
Employee compensation	444,828	490,725	432,829
General and administrative	210,113	218,831	171,657
Depreciation and amortization	130,304	125,828	117,767
Goodwill impairment	191,818	—	—
Total operating expenses	1,450,101	1,305,808	1,145,976
Income (loss) from operations	(204,481)	(66,024)	40,541
Other income (expense):
Interest income	6,288	4,184	827
Interest expense	(25,138)	(16,843)	(16,931)
Other income (expense), net	(9,666)	264	(4,076)
Total other income (expense), net	(28,516)	(12,395)	(20,180)
Income (loss) before income tax provision	(232,997)	(78,419)	20,361
Income tax provision	12,777	7,061	7,667
Net income (loss)	(245,774)	(85,480)	12,694
Add: Net loss attributable to non-controlling interest	7,050	4,541	602
Net income (loss) attributable to Envestnet, Inc.	$(238,724)	$(80,939)	$13,296
Net income (loss) attributable to Envestnet, Inc. per share:
Basic	$(4.38)	$(1.47)	$0.24
Diluted	$(4.38)	$(1.59)	$0.24
Weighted average common shares outstanding:
Basic	54,457,365	55,199,482	54,470,975
Diluted	54,457,365	56,842,125	55,384,096

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to Envestnet, Inc.	$(238,724)	$(80,939)	$13,296
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22	(6,690)	(1,501)
Total other comprehensive income (loss), net of tax	22	(6,690)	(1,501)
Comprehensive income (loss) attributable to Envestnet, Inc.	$(238,702)	$(87,629)	$11,795

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share information)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2020	67,832,706	$339	(13,739,171)	$(110,466)	$1,166,774	$(398)	$(79,912)	$(519)	$975,818
Adoption of ASU 2020-06, net of taxes of $7,641 (See note 2)	—	—	—	—	(108,470)	—	28,628	—	(79,842)
Net income (loss)	—	—	—	—	—	—	13,296	(602)	12,694
Other comprehensive loss, net of tax	—	—	—	—	—	(1,501)	—	—	(1,501)
Stock-based compensation expense	—	—	—	—	67,525	—	—	—	67,525
Issuance of common stock, vesting of RSUs and PSUs	891,466	5	—	—	—	—	—	—	5
Net cash paid related to tax withholding for stock-based compensation	—	—	(291,405)	(20,529)	—	—	—	—	(20,529)
Proceeds from the exercise of stock options	76,303	—	—	—	2,090	—	—	—	2,090
Capital contribution, non-controlling interest	—	—	—	—	(127)	—	—	3,328	3,201
Issuance of common stock	78,677	—	—	—	4,068	—	—	—	4,068
Net cash paid related to share repurchases	—	—	(55,488)	(4,001)	—	—	—	—	(4,001)
Other	—	—	—	—	(232)	—	—	246	14
Balance, December 31, 2021	68,879,152	$344	(14,086,064)	$(134,996)	$1,131,628	$(1,899)	$(37,988)	$2,453	$959,542

Net loss	—	—	—	—	—	—	(80,939)	(4,541)	(85,480)
Other comprehensive loss, net of tax	—	—	—	—	—	(6,690)	—	—	(6,690)
Stock-based compensation expense	—	—	—	—	79,581	—	—	—	79,581
Issuance of common stock, vesting of RSUs and PSUs	1,063,779	6	—	—	—	—	—	—	6
Net cash paid related to tax withholding for stock-based compensation	—	—	(356,201)	(23,516)	—	—	—	—	(23,516)
Proceeds from the exercise of stock options	82,802	—	—	—	2,620	—	—	—	2,620
Capital contribution, non-controlling interest	—	—	—	—	1,288	—	—	14,749	16,037
Net cash paid related to share repurchases	—	—	(1,569,642)	(95,039)	—	—	—	—	(95,039)
Purchase of Capped Call Transactions	—	—	—	—	(79,585)	—	—	—	(79,585)
Other	—	—	—	—	(248)	—	—	376	128
Balance, December 31, 2022	70,025,733	$350	(16,011,907)	$(253,551)	$1,135,284	$(8,589)	$(118,927)	$13,037	$767,604

-continued-

Envestnet, Inc.
Consolidated Statements of Stockholders’ Equity (continued)
(in thousands, except share information)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
			Common		Paid-in	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2022	70,025,733	$350	(16,011,907)	$(253,551)	$1,135,284	$(8,589)	$(118,927)	$13,037	$767,604
Net loss	—	—	—	—	—	—	(238,724)	(7,050)	(245,774)
Other comprehensive income, net of tax	—	—	—	—	—	22	—	—	22
Stock-based compensation expense	—	—	—	—	70,719	—	—	312	71,031
Issuance of common stock, vesting of RSUs and PSUs	1,031,658	5	—	—	—	—	—	—	5
Net cash paid related to tax withholding for stock-based compensation	—	—	(344,232)	(19,022)	—	—	—	—	(19,022)
Proceeds from the exercise of stock options	72,410	—	—	—	1,608	—	—	—	1,608
Purchase of non-controlling units from third-party shareholders	—	—	—	—	(984)	—	—	(24)	(1,008)
Other	—	—	—	—	—	—	—	40	40
Balance, December 31, 2023	71,129,801	$355	(16,356,139)	$(272,573)	$1,206,627	$(8,567)	$(357,651)	$6,315	$574,506

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(245,774)	$(85,480)	$12,694
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	130,304	125,828	117,767
Deferred income taxes	(1,479)	(3,490)	(320)
Goodwill impairment	191,818	—	—
Non-cash compensation expense	71,031	80,333	68,020
Non-cash interest expense	5,037	7,445	5,799
Fair market value adjustment to investment in private company	(804)	(400)	(758)
Dilution gain on equity method investee share issuance	(546)	(9,517)	—
Loss allocations from equity method investments	10,579	8,874	7,093
Lease related impairments	5,120	15,750	1,537
Loss on extinguishment of Convertible Notes due 2023	—	13,421	—
Gain on extinguishment of Convertible Notes due 2025	—	(15,089)	—
Loss on property and equipment disposals	—	5,097	—
Payments of contingent consideration	—	—	(2,360)
Fair market value adjustment to contingent consideration liability	—	—	(1,067)
Gain on settlement of liability	—	—	(1,206)
Other	1,781	1,266	2,793
Changes in operating assets and liabilities:
Fees receivable, net	(20,584)	(5,031)	(16,731)
Prepaid expenses and other assets	(11,573)	(16,090)	3,140
Accounts payable, accrued expenses and other liabilities	19,229	(24,257)	56,256
Deferred revenue	729	(305)	(2,080)
Net cash provided by operating activities	154,868	98,355	250,577
Cash flows from investing activities:
Purchases of property and equipment	(18,995)	(16,172)	(23,731)
Capitalization of internally developed software	(94,307)	(89,153)	(65,170)
Acquisitions of businesses, net of cash acquired	—	(104,100)	(32,794)
Investments in private companies	(4,175)	(16,351)	(25,926)
Acquisition of proprietary technology	(17,000)	(19,000)	(28,517)
Issuance of loan receivable to private company	(20,000)	—	—
Issuance of note receivable to equity method investees	—	(6,350)	—
Other	414	—	—
Net cash used in investing activities	(154,063)	(251,126)	(176,138)

-continued-

Envestnet, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from borrowings under Revolving Credit Facility	55,000	—	—
Payments related to Revolving Credit Facility	(55,000)	—	—
Settlement of Convertible Notes due 2023	(45,000)	—	—
Proceeds from issuance of Convertible Notes due 2027	—	575,000	—
Convertible Notes due 2027 issuance costs	—	(16,323)	—
Repurchase of Convertible Notes due 2023	—	(312,422)	—
Repurchase of Convertible Notes due 2025	—	(181,772)	—
Payments related to Capped Call Transactions	—	(79,585)	—
Proceeds from exercise of stock options	1,608	2,620	2,090
Payments related to tax withholdings for stock-based compensation	(19,022)	(23,516)	(20,529)
Payments related to share repurchases	(9,289)	(85,750)	(4,001)
Purchase of non-controlling units from third-party shareholders	(1,008)	—	—
Proceeds from capital contributions of non-controlling shareholders	—	16,037	3,201
Payments of contingent consideration	—	(743)	(9,276)
Other	5	(1,866)	(655)
Net cash used in financing activities	(72,706)	(108,320)	(29,170)
Effect of exchange rate on changes on cash, cash equivalents and restricted cash	1,106	(6,164)	(555)
Net change in cash, cash equivalents and restricted cash	(70,795)	(267,255)	44,714
Cash, cash equivalents and restricted cash, beginning of period	162,173	429,428	384,714
Cash, cash equivalents and restricted cash, end of period	$91,378	$162,173	$429,428
Supplemental disclosure of cash flow information
Net cash paid for income taxes	$15,866	$12,120	$7,920
Cash paid for interest	$20,101	$11,046	$11,132
Supplemental disclosure of non-cash activities
Purchase of fixed assets included in accounts payable and accrued expenses and other current liabilities	$710	$4,206	$1,328
Right-of-use assets obtained in exchange for lease liabilities, net	$1,395	$13,211	$4,596
Conversion of equity method investee loan to shares	$4,129	$2,623	$—
Treasury stock purchases included in accrued expenses and other liabilities	$—	$9,289	$—
Membership interest liabilities included in other liabilities	$—	$752	$496
Common stock issued to settle purchase liability	$—	$—	$4,068
Internally developed software costs included in accrued expenses and other liabilities	$—	$—	$591
Leasehold improvements funded by lease incentive	$—	$—	$164
Purchase liabilities included in accrued expenses and other liabilities	$—	$—	$2,951

See accompanying notes to Consolidated Financial Statements.

Envestnet, Inc.
Notes to Consolidated Financial Statements

1.Organization and Description of Business
Envestnet, through its subsidiaries, is transforming the way financial advice and insight are delivered. Its mission is to empower financial advisors and service providers with innovative technology, solutions and intelligence. Envestnet is a leader in helping transform wealth management, working towards its goal of expanding a holistic financial wellness ecosystem so that its clients can better serve their clients.

Envestnet is organized around two business segments based on clients served and products provided to meet those needs. Financial information about each business segment is contained in “Note 23—Segment Information”. The business segments are as follows:

•Envestnet Wealth Solutions – a leading provider of comprehensive and unified wealth management software, services and solutions to empower financial advisors and institutions to enable them to deliver holistic advice to their clients.

Envestnet Wealth Solutions serves its clients principally through the following product and service suites:
•Envestnet | Enterprise provides an end-to-end open architecture wealth management platform, through which advisors can construct portfolios for clients. It begins with aggregated household data which then leads to the creation of a financial plan, asset allocation, investment strategy, portfolio management, rebalancing and performance reporting. Advisors have access to approximately 23,000 investment products. Envestnet | Enterprise also sells data aggregation and reporting, data analytics and digital advice capabilities to customers.
•Envestnet | Wealth Analytics delivers an end-to-end platform experience that transforms data into actionable intelligence that informs its client's next best course of action. The insights foster the acceleration of data-driven strategy with enterprise-level analytics including clients, fees, opportunities, attrition, benchmarking and firm valuation.
•Envestnet | Tamarac provides leading trading, rebalancing, portfolio accounting, performance reporting and client relationship management software, principally to high‑end RIAs.
•Envestnet | MoneyGuide provides leading goal-based financial planning solutions to the financial services industry. The highly adaptable software helps financial advisors add significant value for their clients using best-in-class technology with enhanced integrations to generate financial plans.
•Envestnet | Workplace Solutions offers a comprehensive suite of services for advisor-sold retirement plans. It's retirement solutions address the regulatory, data, and investment needs of retirement plans and delivers the information holistically. Workplace Solutions includes is a digital 401(k) retirement plan marketplace that streamlines retirement plan distribution and due diligence among financial advisors and third-party administrators. With Envestnet's retirement solutions marketplace, advisors can employ Envestnet's outsourced fiduciary services for investment selection and monitoring in retirement plan portfolios and can access essential information to make investment recommendations and understand the impact of fund changes to the total cost of their plans.
•Envestnet | PMC®, or Portfolio Management Consultants provides research and consulting services to assist advisors in creating investment solutions for their clients. These solutions include over 5,000 vetted third-party managed account products, multi-manager portfolios, and fund strategist portfolios, as well as approximately 850 proprietary products, such as quantitative portfolios and fund strategist portfolios. PMC also offers portfolio overlay and tax optimization services.
•Envestnet | Billing Solutions (Redi2) offers revenue management and hosted fee-billing solutions in the global financial services industry. Redi2's platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance. Redi2 solutions caters to different segments of the market with three different product lines: Revenue Manager which provides client revenue accounting and billing services for asset managers; Wealth Manager which delivers multi-party billing and payouts for broker-dealers and

Envestnet, Inc.
Notes to Consolidated Financial Statements

turnkey asset management programs and BillFin™ which offers advisory billing and invoicing for financial advisors.
•Envestnet Data & Analytics – a leading provider of financial data aggregation, analytics and digital experiences to meet the needs of financial institutions, enterprise FinTech firms and market investment research firms worldwide.

Envestnet Data & Analytics serves two primary markets:
•Open Banking provides personal financial management, wealth management, payments, credit/lending, business financial management and enterprise business intelligence solutions for retail and commercial banks, credit unions, credit card providers, wealth management firms, FinTech firms, E-commerce and payment solution providers.

•Alternative Data provides de-identified consumer spending insights for investment research and corporate and marketing research clients.

For a summary of commonly used industry terms and abbreviations used in this annual report on Form 10-K, see the Glossary of Terms.

2.Summary of Significant Accounting Policies
The Company follows accounting standards established by FASB to ensure consistent reporting of financial condition, results of operations and cash flows. References to GAAP in these notes are to the FASB ASC and ASUs.
Segment Reporting—On October 1, 2023, the Company changed the composition of its reportable segments to reflect the way that the Company's chief operating decision maker reviews the operating results, assesses performance and allocates resources. As a result, the advisor-focused Wealth Analytics business has been reclassified from the Envestnet Data & Analytics segment to the Envestnet Wealth Solutions segment. The segment change does not impact nonsegment results or the Company's consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows. All segment information presented within this Annual report on Form 10-K for the year ended December 31, 2023 is presented in conjunction with the current organizational structure, with prior periods adjusted accordingly.
Correction of Immaterial Error—During the fourth quarter of 2023, the Company identified that the arrangement with a third-party for the use of cloud hosted virtual servers which was previously accounted for as a finance lease transaction and included as a component of property and equipment, net in the consolidated balance sheets should have been recognized as a prepayment included within prepaid expenses and other current assets and other assets in the consolidated balance sheets. The Company concluded that the classification of these transactions was immaterial in prior period financial statements and that amendment of previously filed reports was not required. However, the Company corrected this immaterial error in the prior years reported within this Annual Report on Form 10-K for the year ended December 31, 2023.
In the consolidated balance sheets as of December 31, 2022, these adjustments resulted in an increase to prepaid expenses and other current assets of $6.1 million, an increase to other assets of $7.9 million and a corresponding decrease to property and equipment, net of $14.0 million. In the consolidated statements of operations for the year ended December 31, 2022, these adjustments resulted in an increase in direct expense of $2.0 million, an increase in general and administrative expense of $2.7 million and a corresponding decrease in depreciation and amortization expense of $4.7 million. In the consolidated statements of cash flows for the year ended December 31, 2022, these adjustments resulted in a decrease in net cash provided by operating activities of $18.7 million and a corresponding decrease in net cash used in financing activities of $18.7 million.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other income (expense), net in the consolidated statements of operations.
Management Estimates—Management has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Areas requiring the use of management estimates relate to estimating uncollectible receivables, revenue recognition, valuations and assumptions used for impairment testing of goodwill, intangible and other long-lived assets, right-of-use assets, performance shares issued, contingent consideration, realization of deferred tax assets, uncertain tax positions, sales tax liabilities, operating lease liabilities, commitments and contingencies and assumptions used to allocate purchase prices in business combinations. Actual results could differ materially from these estimates under different assumptions or conditions.

Reclassifications—Certain amounts in the consolidated balance sheets as of December 31, 2023 and December 31, 2022 and the consolidated statements of cash flows for years ended December 31, 2023, 2022 and 2021 have been reclassified to conform to the current period presentation. These reclassifications did not change the previously reported total assets, total liabilities and equity, or net change in cash and cash equivalents and did not affect the consolidated statements of operations, consolidated statements of comprehensive income (loss) or consolidated statements of stockholders' equity.

Revenue Recognition

The Company accounts for its revenue arrangements in accordance with ASC 606. The Company derives revenue from asset-based and subscription-based services and professional services and other sources. Revenue is recognized when control of these services is transferred to the Company's customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. Sales and usage-based taxes are excluded from revenue. The majority of the Company's revenue is recognized when services are provided.
Asset-Based Recurring Revenue—Asset-based recurring revenue primarily consist of fees for providing customers continuous access to platform services through the Company’s uniquely customized platforms. These platform services include investment manager research, portfolio diagnostics, proposal generation, investment model management, rebalancing and trading, portfolio performance reporting and monitoring solutions, billing and back office and middle-office operations and administration and are made available to customers throughout the contractual term from the date the customized platform is launched.

The asset-based fees the Company earns are generally based upon variable percentages of assets managed or administered on its platforms. The fee percentage varies based on the level and type of services the Company provides to its customers, as well as the values of existing customer accounts. The values of the customer accounts are affected by inflows or outflows of customer funds and market fluctuations.

The platform services are substantially the same over each quarter and performed in a similar manner over the contract period, and are considered stand-ready promises. The platform services that are delivered to the customer over the quarter are considered distinct, as the customer benefits distinctly from each increment of the Company's services and each quarter is separately identified in the contract, and are considered to be a single performance obligation.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

For certain services provided by third parties, the Company evaluates whether it is the principal (revenue reported on a gross basis) or agent (revenue reported on a net basis). Generally, the Company reports customer fees including charges for third party service providers where the Company has a direct contract with such third party service providers on a gross basis, whereas the amounts billed to its customers are recorded as revenue, and amounts paid to third party service providers are recorded as direct expense. The Company is the principal in the transaction because it controls the services before they are transferred to its customers. Control is evidenced by the Company being primarily responsible to its customers and having discretion in establishing pricing.

Subscription-Based Recurring Revenue—Subscription-based recurring revenue primarily consist of fees for providing customers continuous access to the Company’s platform for wealth management and financial wellness. The subscription-based fees generally include fixed fees and or usage-based fees.

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

Certain subscription-based contracts include fixed and variable consideration. The amount of variable consideration that is included in the transaction price may be subject to constraint and included in the subscription-based recurring revenue only to the extent that is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company utilizes the expected value method to estimate variable consideration based on available historical, current, and forecasted information.

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

Professional Services and Other Revenue—The Company earns professional services fees by providing contractual customized services and platform software development as well as initial implementation fees. Professional services contracts generally have one performance obligation, fixed prices, and generally specify the deliverables in the contract. Certain professional services contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of services performed. Initial implementation fees are fixed and are generally recognized ratably over the contract term.

Other revenue is not significant and primarily includes revenue related to the Advisor Summit which is recognized when the event is held.

Professional services and other revenue is recognized in both the Envestnet Wealth Solutions and Envestnet Data & Analytics segments.

Arrangements with Multiple Performance Obligations—Certain of the Company’s contracts with customers contain multiple performance obligations, such as a platform services performance obligation and a professional services performance obligation. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Standalone selling prices of services are estimated based on observable transactions when these services are sold on a standalone basis or based on expected cost plus margin.

Remaining Performance Obligations—Remaining performance obligations represent the transaction price allocated to unsatisfied or partially satisfied performance obligations. The disclosure includes estimates of variable consideration. The Company applies the practical expedients and exemption not to disclose the value of unsatisfied performance obligations for (i)

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

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
Deferred Sales Incentive Compensation—Sales incentive compensation earned by the Company’s sales force is considered an incremental and recoverable cost to acquire a contract with a customer. Sales incentive compensation for initial contracts is deferred and amortized on a straight-line basis over the period of benefit. The Company determined the period of benefit by taking into consideration its customer contracts, life of the technology and other factors. Sales incentive compensation for renewal contracts are deferred and amortized on a straight-line basis over the related contractual renewal period. Deferred sales incentive compensation is included in other assets in the consolidated balance sheets and amortization expense is included in employee compensation expenses in the consolidated statements of operations.

The Company has applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in employee compensation expense in the consolidated statements of operations.

Direct Expense—Direct expense primarily includes expenses related to third party investment management and clearing, custody and brokerage services. Generally, these expenses are calculated based upon a contractual percentage of the market value of assets held in customer accounts measured as of the end of each quarter and are recognized ratably throughout the quarter based on the number of days in the quarter. Also included in direct expense are vendor specific expenses related to the direct support of revenue associated with the Envestnet Data & Analytics products.

Allowance for Doubtful Accounts—The Company evaluates the need for an allowance for doubtful accounts for potentially uncollectible fees receivable. In establishing the amount of the allowance, if any, customer-specific information is considered related to delinquent accounts, including historical loss experience and current economic conditions. As of December 31, 2023 and 2022, the Company’s allowance for doubtful accounts was $2.3 million and $2.6 million, respectively.
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
Restricted Cash—The following table reconciles cash, cash equivalents and restricted cash from the consolidated balance sheets to amounts reported in the consolidated statements of cash flows:

	December 31,
	2023	2022	2021
	(in thousands)
Cash and cash equivalents	$91,378	$162,173	$429,279
Restricted cash included in prepaid expenses and other current assets	—	—	149
Total cash, cash equivalents and restricted cash	$91,378	$162,173	$429,428

Investments—The Company has investments in private companies for which it has significant influence that are recorded using the equity method of accounting. The Company uses the equity method of accounting because of its less than 50% ownership and/or lack of control in these companies. These investments are included in other assets in the consolidated

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

balance sheets. The Company records the portion of its earnings or losses in these privately held companies’ net income or loss on a one quarter lag from the actual results of operations as a component of other income (expense), net in the consolidated statements of operations.
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

When a review of an investee’s operations indicates that there is a decline in its value and it has been determined that this decline is other than temporary, the Company assesses the investment for impairment. Impaired investments are written down to estimated fair value. Fair value is estimated using a variety of valuation methodologies, including comparing the investee with publicly traded companies in similar lines of business, applying valuation multiples to estimated future operating results and analyzing estimated discounted future cash flows. For the year ended December 31, 2023 an impairment, or downward adjustment due to observable transactions, of $2.0 million was recognized for these investments. No such charge was recognized for the years ended December 31, 2022 and 2021.

For investments where the Company owns equity interests in privately held companies though does not have significant influence and there is no readily determinable fair value, it accounts for the investment under the measurement alternative at cost minus impairment, if any, plus or minus fair value changes when there are observable price changes.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, outside of leasehold improvements and land, is computed using the straight-line method based on estimated useful lives of the depreciable assets. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful lives or the remaining lease term, whichever is shorter. Improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Assets are reviewed for recoverability whenever events or circumstances indicate the carrying value may not be recoverable. There were immaterial impairments of property and equipment for the year ended December 31, 2023 and 2021. There were $5.1 million of impairments of property and equipment for the year ended December 31, 2022.

Internally Developed Software for Internal Use—Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were immaterial impairments of internally developed software for internal use for the years ended December 31, 2023, 2022 and 2021.

Goodwill—Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a qualitative or quantitative process that is performed at least annually or whenever events or circumstances indicate a likely reduction in the fair value of a reporting unit below its carrying amount. The Company has concluded that it has two reporting units.
The Company performs the annual impairment analysis on October 31 in order to provide management time to complete the analysis prior to year-end. Prior to performing the quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges were recorded for the years ended December 31, 2022 and 2021. See "Note 10—Goodwill" for a discussion of the impairment analysis for the year ended December 31, 2023.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Intangible Assets—Intangible assets are recorded at cost less accumulated amortization. Amortization of intangible assets is computed using the straight-line method based on estimated useful lives of the assets. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No material intangible asset impairment charges have been recorded for the years ended December 31, 2023, 2022 and 2021.
Leases—The Company accounts for its leases in accordance with ASC 842 and has elected the available package of practical expedients as well as elected to apply the short-term lease exemption to all of its classes of underlying assets.
At inception, the Company determines if an arrangement is a lease. Operating leases are included in ROU assets, operating lease liabilities and operating lease liabilities, net of current portion in the Company's consolidated balance sheets.
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
Fair Value Measurements—The Company accounts for its fair value measurements in accordance with ASC 825, which provides companies the option to report selected financial assets and liabilities at fair value and also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheets. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.
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

The carrying amount of financial assets and liabilities, which consist primarily of cash and cash equivalents, fees receivable, net and accounts payable, accrued expenses and other current liabilities, approximate their fair value due to their short-term nature.

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
Stock-Based Compensation—Compensation cost relating to stock-based awards made to employees and directors is recognized in the consolidated financial statements using the Black-Scholes option-pricing model in the case of stock option awards, and intrinsic value in the case of restricted stock awards. The Company measures the cost of such awards based on the estimated fair value of the award measured at the grant date and recognizes the expense on a straight-line basis over the requisite service period, which is the vesting period.
Determining the fair value of stock options requires the Company to make several estimates, including the volatility of its stock price, the expected life of the option, forfeiture rate, dividend yield and interest rates. The Company estimates the expected life of its options using historical internal forfeiture data. The Company estimates stock-price volatility using historical third-party quotes of the Company's common stock. The Company utilizes a risk-free interest rate, which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the options. The Company has not and does not expect to pay dividends on its common shares.
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
Convertible Notes—The Convertible Notes are accounted for in accordance with ASC 470. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as a derivative under GAAP. Upon adoption of ASU 2020-06, the Company accounts for the Convertible Notes as a single liability measured at amortized cost.
Capped Call Transactions—In November 2022, the Company entered into the Capped Call Transactions with the Capped Call Counterparties. The Capped Call Transactions initially cover the number of shares of the Company's common stock underlying the Convertible Notes due 2027, subject to customary anti-dilution adjustments. The Capped Call Transactions are net purchased call options on the Company's common stock.
The Capped Call Transactions are separate transactions entered into by the Company with each of the Capped Call Counterparties, are not part of the terms of the Convertible Notes due 2027, and do not affect any holder’s rights under the Convertible Notes due 2027. Holders of the Convertible Notes due 2027 do not have any rights with respect to the Capped Call Transactions.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

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

Non-controlling Interest—In March 2018, the Company initially acquired a 43% fully diluted interest in a private company for cash consideration of $1.3 million. In connection with the acquisition, the Company was granted the ability to appoint two members to the private company's board of directors. The Company’s two appointed members hold the majority of the private company’s board voting rights until December 31, 2024. As a result, the Company uses the consolidation method of accounting for this investment. The private company was formed to enable financial advisors to provide insurance and income protection products to their clients.

Net Income (Loss) Per Share—Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of the Company's potentially dilutive securities, including stock options, restricted stock awards, restricted stock units, common warrants and convertible notes. The Company accounts for the effect of convertible notes on diluted net income (loss) per share using the if-converted method.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities.” This update amends ASC 805 Business Combinations to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities in accordance with ASC 606. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2022. Early adoption of the standard is permitted. The amendment is to be applied prospectively to business combinations occurring on or after the effective date of the amendment. The Company has early adopted this standard as of January 1, 2022. Adoption of ASU 2021-08 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” This update amends ASC 842 and the accounting for leasehold improvements associated with common control leases. This standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the standard is permitted. Adoption of ASU 2023-01 will not have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This update amends the requirements for segment disclosures. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the standard is permitted.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This update amends the requirements for income tax disclosures. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption of the standard is permitted.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

3.Acquisitions

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

Acquisition of Harvest

On April 7, 2021, pursuant to an agreement and plan of merger, dated as of March 31, 2021, between, among others, Harvest, a Delaware corporation, and Bounty Merger Sub, a wholly-owned subsidiary of the Company, the Company completed the merger of Harvest with and into Bounty Merger Sub, with Merger Sub continuing as the surviving corporation and operating as a wholly-owned subsidiary of Envestnet. Harvest has been integrated into the Envestnet Wealth Solutions segment.

Harvest provides automated goals-based saving and wealth solutions tools to customers of banks, credit unions, trust companies, and other financial institutions. The acquisition optimizes the Company's API-based financial wellness ecosystem, and also helps strengthen the Company's foothold to enable embedded finance, which the Company sees as a key driver of the future of financial services.

In connection with the Harvest merger, the Company paid consideration of $32.8 million, net of cash acquired (of which approximately $3.0 million was held in escrow for 18 months after the closing date). The Company funded the acquisition with cash on hand.

The following table summarize the final fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Tangible assets acquired, net of cash received	$5,310
Identifiable intangible assets	9,500
Goodwill	18,526
Total assets acquired	33,336
Total liabilities assumed	(542)
Total net assets acquired, net of cash received	$32,794

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to an increase in future revenue as a result of potential cross selling opportunities, as well as enhancements to the Company's existing technologies. The goodwill is not deductible for income tax purposes.

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

The Company’s acquisition related costs included in general and administrative expense in the consolidated statements of operations were not material for the years ended December 31, 2023 and 2022.

2022 Acquisitions

Acquisition of 401kplans.com

On May 31, 2022, Envestnet Retirement Solutions, LLC, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding membership interests of 401kplans.com. 401kplans.com has been integrated into the Envestnet Wealth Solutions segment.

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

In connection with the 401kplans.com acquisition, the Company paid consideration of $14.5 million, net of cash acquired. The Company funded the acquisition with available cash resources.

The following table summarizes the fair values of the assets acquired as of the date of acquisition (in thousands):

Tangible assets acquired, net of cash received	$104
Identifiable intangible assets	3,000
Goodwill	11,396
Total net assets acquired, net of cash received	$14,500

The goodwill arising from the acquisition represents the expected benefits of the transaction, primarily related to the enhancement of the Company's existing technologies and increase in future revenue as a result of potential cross selling opportunities. The goodwill is expected to be deductible for income tax purposes.

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

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The Company’s acquisition related costs included in general and administrative expense in the consolidated statements of operations were not material for the year ended December 31, 2023 and 2022.

Acquisition of Truelytics

On July 1, 2022, pursuant to an agreement and plan of merger, dated as of May 10, 2022, between, among others, Truelytics, Yodlee and Quadrant Merger Sub, a wholly-owned subsidiary of the Company, the Company completed the merger of Truelytics with and into Quadrant Merger Sub, with Truelytics continuing as the surviving corporation and a wholly owned subsidiary of Envestnet. Truelytics has been integrated into the Envestnet Wealth Solutions segment.

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

In connection with the Truelytics merger, the Company paid cash consideration of $20.7 million, net of cash acquired. The Company funded the Truelytics acquisition with available cash resources.

The following table summarizes the fair values of the assets acquired as of the date of acquisition (in thousands):

Tangible assets acquired, net of cash received	$510
Identifiable intangible assets	4,000
Goodwill	16,217
Total net assets acquired, net of cash received	$20,727

The goodwill arising from the acquisition represents the expected benefits of the transaction, primarily related to the enhancement of the Company's existing technologies and increase in future revenue as a result of potential cross selling opportunities. The goodwill is not expected to be deductible for income tax purposes.

A summary of intangible assets acquired is as follows:

	Gross Carrying Amount	Estimated Useful Life	Amortization Method
	(in thousands)	(in years)
Proprietary technology	$4,000	5	Straight-line

The results of Truelytics' operations are included in the consolidated statements of operations beginning July 1, 2022 and are not considered material to the Company’s results of operations.

The Company’s acquisition related costs included in general and administrative expense in the consolidated statements of operations were not material for the year ended December 31, 2023 and 2022.

Acquisition of Redi2

On July 1, 2022, pursuant to a stock purchase agreement, dated as of June 24, 2022, between Envestnet and Redi2, Envestnet completed the acquisition of all of the issued and outstanding shares of Redi2. Redi2 provides revenue management and hosted fee-billing solutions. Its platform enables fee calculation, invoice creation, payouts and accounting, and billing compliance. Redi2 has been integrated into the Envestnet Wealth Solutions segment.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

In connection with the Redi2 acquisition, the Company paid consideration of $68.9 million, net of cash acquired. The Company funded the Redi2 acquisition with available cash resources. In addition, the Company has agreed to pay up to $20.0 million in performance bonuses based upon the achievement of certain performance targets, which will be recognized as employee compensation expense in the consolidated statement of operations. The Company recognized $2.4 million related to these performance bonuses during the year ended December 31, 2023 and an immaterial amount for the year ended December 31, 2022.

The following table summarizes the fair values of the assets acquired as of the date of acquisition (in thousands):

Current assets, net of cash received	$1,985
Other assets	3,321
Identifiable intangible assets	26,500
Goodwill	46,467
Total assets acquired	78,273
Accounts payable and accrued expenses	(2,428)
Operating lease liabilities	(2,201)
Deferred revenue	(4,771)
Total liabilities assumed	(9,400)
Total net assets acquired, net of cash received	$68,873

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

The Company completed the acquisition accounting related to the Redi2 acquisition during the year ended December 31, 2023.

The results of operations of Redi2 are included in the consolidated statements of operations beginning July 1, 2022 and are not considered material to the Company’s results of operations.

The Company’s acquisition related costs included in general and administrative expense in the consolidated statements of operations were not material for the year ended December 31, 2023 and $1.5 million for the year ended December 31, 2022.

Pro Forma Financial Information

The results of the Company's acquisitions since January 1, 2021 were not considered material to the Company's results of operations, therefore, pro forma information is not presented.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Prepaid technology	$14,630	$16,649
Prepaid data servers	7,991	6,059
Income tax prepayments and receivables	9,625	2,515
Non-income tax receivables	4,041	5,488
Prepaid insurance	2,785	2,881
Other	12,400	13,830
Total prepaid expenses and other current assets	$51,472	$47,422

5.Property and Equipment, Net

Property and equipment, net consisted of the following:

		December 31,
	Depreciable Life	2023	2022
		(in thousands)
Computer equipment and software	3 years	$61,852	$67,230
Leasehold improvements	Lesser of estimated useful life or life of lease	38,296	36,158
Office furniture and fixtures	3-7 years	11,333	10,796
Office equipment and other	3-5 years	15,114	11,563
Building and building improvements	7-39 years	2,729	2,729
Land	Not applicable	940	940
Total property and equipment		130,264	129,416
Less: accumulated depreciation		(82,041)	(80,935)
Total property and equipment, net		$48,223	$48,481

During the year ended December 31, 2023, the Company retired property and equipment that was no longer in service with a historical cost of $12.9 million within the Envestnet Wealth Solutions segment and $1.2 million within the Envestnet Data & Analytics segment. During the year ended December 31, 2022, the Company retired property and equipment that was no longer in service with a historical cost of $20.0 million within the Envestnet Wealth Solutions segment and $10.4 million within the Envestnet Data & Analytics segment.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The following table presents the cost amounts and related accumulated depreciation written off by category:

	Year Ended December 31, 2023		Year Ended December 31, 2022
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	(in thousands)
Computer equipment and software	$12,269	$(12,267)	$15,887	$(14,947)
Leasehold improvements	934	(860)	2,442	(1,209)
Office furniture and fixtures	721	(551)	660	(418)
Office equipment and other	149	(57)	11,467	(8,785)
Total property and equipment retirements	$14,073	$(13,735)	$30,456	$(25,359)

6.Internally Developed Software, Net

Internally developed software, net consisted of the following:

		December 31,
	Estimated Useful Life	2023	2022
		(in thousands)
Internally developed software	5 years	$405,078	$313,200
Less: accumulated amortization		(180,365)	(128,642)
Internally developed software, net		$224,713	$184,558

7.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	December 31,
	2023	2022
	(in thousands)
United States	$270,381	$231,855
India	2,555	1,093
Other	—	91
Total long-lived assets, net	$272,936	$233,039

See “Note 18—Revenue and Direct Expense” for detail of revenue by geographic area.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

8.Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)
Customer lists	$604,080	$(327,042)	$277,038	$604,080	$(285,288)	$318,792
Proprietary technologies	93,058	(37,052)	56,006	113,224	(59,401)	53,823
Trade names	15,700	(10,676)	5,024	15,700	(8,320)	7,380
Total intangible assets	$712,838	$(374,770)	$338,068	$733,004	$(353,009)	$379,995

During the year ended December 31, 2023, the Company retired fully amortized intangible assets, including proprietary technologies, with a historical cost of $40.5 million within the Envestnet Wealth Solutions segment and had no retirements of intangible assets within the Envestnet Data & Analytics segment. During the year ended December 31, 2022, the Company retired fully amortized intangible assets, including proprietary technologies, with a historical cost of $2.5 million within the Envestnet Wealth Solutions segment and retired fully amortized intangible assets, including proprietary technologies and trade names, with a historical cost of $25.1 million within the Envestnet Data & Analytics segment.

During June 2021, the Company entered into a purchase agreement with a privately held company to acquire the technology solutions being developed by this privately held company for a purchase price of $18.0 million, including an advance of $3.0 million. The Company closed the transaction and paid the remaining $15.0 million in February 2022. This proprietary technology asset has been integrated into the Envestnet Wealth Solutions segment and is being amortized over an estimated useful life of five years. In addition, the agreement included an earn-out payment of $10.0 million based upon the achievement of certain target metrics within five years after the date of the Company’s launch of the technology solutions.

During April 2022, the Company entered into a separate purchase agreement with this same privately held company to acquire technology solutions being developed by this privately held company for a purchase price of $9.0 million, including an advance of $4.0 million. The purchase agreement was amended in January 2023 to include additional functionality and features for additional consideration of $5.0 million. The Company closed the transaction and paid the remaining $10.0 million during the three months ended March 31, 2023. This proprietary technology asset has been integrated into the Envestnet Wealth Solutions segment and is being amortized over an estimated useful life of five years.

During May 2023, the Company entered into a separate purchase agreement with this same privately held company to acquire technology solutions for a purchase price of $7.0 million, including an advance of $2.0 million. In addition, the prior purchase agreements that were entered into with this privately held Company in June 2021 and April 2022 were amended in May 2023 to remove the earn-out payment provisions. The Company closed the transaction and paid the remaining $5.0 million during the three months ended December 31, 2023. The proprietary technology asset has been integrated into the Envestnet Wealth Solutions segment and is being amortized over an estimated useful life of five years.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The estimated future amortization expense of the Company's intangible assets as of December 31, 2023 was as follows (in thousands):

2024	$57,368
2025	53,973
2026	46,448
2027	37,672
2028	30,296
Thereafter	112,311
Total	$338,068

9.Depreciation and Amortization Expense

Depreciation and amortization expense consisted of the following:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Intangible asset amortization	$62,927	$71,901	$68,587
Internally developed software amortization	52,422	36,959	28,603
Property and equipment depreciation	14,955	16,968	20,577
Total depreciation and amortization	$130,304	$125,828	$117,767

10.Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total
	(in thousands)
Balance as of December 31, 2021	$636,246	$288,908	$925,154
Goodwill recognized from acquisitions	74,080	—	74,080
Foreign currency translation	—	(820)	(820)
Balance as of December 31, 2022	710,326	288,088	998,414
Goodwill impairment	—	(191,818)	(191,818)
Foreign currency translation	—	(33)	(33)
Balance as of December 31, 2023	$710,326	$96,237	$806,563

Goodwill Impairment

Due to lower revenue and profits in the Envestnet Data & Analytics segment in 2023 compared to prior years, the Company performed a quantitative goodwill impairment evaluation as part of the annual goodwill impairment analysis for each reporting unit in the fourth quarter of 2023 utilizing a combination of the discounted cash flow method (income approach) and guideline public company method (market approach). As a result of this impairment test, the carrying value of the Envestnet Data & Analytics reporting unit exceeded its fair value, which resulted in the recognition of a non-cash impairment charge to goodwill of $191.8 million in the consolidated statements of operations for the year ended December 31, 2023.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

11.Other Assets

On January 31, 2023, the Company entered into a Convertible Promissory Note with a customer of the Company's business, a privately held company, whereby the Company was issued a convertible promissory note with a principal amount of $20.0 million and a stated interest rate of 8.0% per annum. The Convertible Promissory Note has a maturity date of January 31, 2026 and is convertible into common stock or preferred stock of the privately held company upon qualified financing events or corporate transactions. During the year ended December 31, 2023, interest income related to the Convertible Promissory Note included in interest income in the consolidated statements of operations was $1.5 million.

In connection with the Convertible Promissory Note, the Company concurrently entered into a call option agreement with the privately held company, which provides the Company an option to acquire the privately held company at a predetermined price as of the earlier of July 2024 or upon satisfaction of certain financial metrics. The financial metrics were met during the year ended December 31, 2023; however, the Company did not exercise the call option.

The Company accounts for this Convertible Promissory Note as a loan receivable in accordance with ASC 310 - Receivables as it is not a security and includes it in other assets in the consolidated balance sheets. Credit impairment is measured as the difference between this loan receivable’s amortized cost and its estimated recoverable value, which is the present value of its expected future cash flows discounted at the effective interest rate. There was no impairment for this investment during the year ended December 31, 2023.

12.Investments

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

As of December 31, 2023, the Company’s ownership interests in these companies ranged from approximately 4% to 55%. As of December 31, 2022, the Company’s ownership interests in these companies ranged from approximately 3% to 48%. As of December 31, 2023 and 2022, the carrying value of the Company’s equity method investments was $33.5 million and $37.4 million, respectively, which are included in other assets in the consolidated balance sheets. As of December 31, 2023, the Company has committed $8.8 million in future funding to certain of these equity method investees.

Summarized combined financial information for these investments was as follows (amounts represent 100% of investee financial information, except Envestnet’s proportional share of losses):

	December 31,
	2023	2022
	(in thousands)
Current assets	$68,602	$42,059
Other assets	$66,016	$50,703
Current liabilities	$17,150	$17,647
Other liabilities	$1,857	$9,437

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue	$71,815	$79,062	$65,085
Loss from operations	$(16,733)	$(8,896)	$(149)
Net loss	$(20,235)	$(7,124)	$(134)
Envestnet’s proportional share of gains (losses) (1)	$(10,033)	$643	$(7,093)
__________________________________________________________
(1) The years ended December 31, 2023 and 2022 include a $0.5 million and $9.5 million dilution gain on equity method investee share issuance, respectively.

Envestnet's proportional share of gains (losses) from the Company’s equity method investments are included in other income (expense), net in the consolidated statements of operations.

The Company has an approximate 3.76% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenue from the private services company totaled $12.3 million, $16.0 million and $16.4 million in the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company had recorded a net receivable of $1.7 million and $2.0 million, respectively, from the private services company. During the year ended December 31, 2022, the Company recognized a $2.6 million dilution gain on this investment.

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

During the second quarter of 2022, the Company acquired an approximate 25.0% interest in a privately held company for cash consideration of $5.0 million and subject to the occurrence of certain conditions, the Company agreed to invest up to an additional $10.0 million for additional units in the future. During 2023, the Company contributed an additional $2.5 million, decreasing the future additional commitment to $7.5 million. The Company uses the equity method of accounting to record its portion of this privately held company's net income or loss on a one quarter lag from the actual results of operations. The Company uses the equity method of accounting because of its less than 50% ownership interest and lack of control and does not otherwise exercise control over the significant economic and operating decisions of the privately held company.

Other Equity Investments

The Company owns equity interests in various privately held companies for which it does not have significant influence, there is no readily determinable fair value, and its investment qualifies for recognition under the measurement alternative at cost minus impairment, if any, plus or minus fair value changes when there are observable price changes.

As of December 31, 2023 and December 31, 2022, the carrying value of these other equity investments was $22.8 million and $22.1 million, respectively, which are included in other assets in the consolidated balance sheets. For the year ended December 31, 2023, an impairment, or downward adjustment due to observable transactions, of $2.0 million was recognized for these investments. No such charge was recognized for the year ended December 31, 2022. Fair value adjustments, resulting from observable price changes, of $2.8 million and $0.4 million were recognized during the years ended December 31, 2023 and 2022, respectively. These adjustments are included in other income (expense), net in the consolidated statements of operations.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

13.Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Accrued investment manager fees	$106,612	$99,851
Accrued compensation and related taxes	72,466	77,939
Accounts payable	35,738	11,271
Accrued professional services	14,289	10,762
Accrued technology	4,151	6,393
Accrued interest	2,473	3,091
Accrued treasury stock purchases	—	9,289
Other accrued expenses	5,695	15,270
Total accrued expenses and other current liabilities	$241,424	$233,866

During the year ended December 31, 2022, the Company entered into an outsourcing arrangement with TCS to increase operational scale and business agility. Under this agreement, the Company began to outsource certain administrative and operational services of the Envestnet Data & Analytics segment located in Bangalore, India. Additionally, as part of an organizational realignment in the fourth quarter of 2022, the Company entered into separation agreements with a number of employees. This realignment will allow Envestnet to operate more efficiently and prioritize activities and services that will benefit its clients and the future of its business. In connection with the outsourcing arrangement with TCS, the fourth quarter 2022 organizational realignment and various other severance activity, the Company recognized $30.1 million in total severance expense during the year ended December 31, 2022.

During the year ended December 31, 2023, as part of a reduction in force initiative, the Company entered into separation agreements with a number of employees. In connection with this reduction in force initiative that began in the first quarter of 2023, as well as the fourth quarter 2022 organizational realignment, the Company incurred $35.4 million in total severance expense for the year ended December 31, 2023.

As of December 31, 2023 the Company had an ending liability balance of $10.3 million related to these efforts, of which the Company anticipates approximately $9.2 million to be paid during 2024, with the remaining balance paid through 2030.

The following table presents a reconciliation of the beginning and ending liability balance related to these efforts, which is primarily included within accrued compensation and related taxes in the table above.

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Balance as of December 31, 2021	$4,670	$810	$—	$5,480
Severance	13,237	10,745	6,135	30,117
Cash payments	(5,325)	(8,769)	(6,135)	(20,229)
Balance as of December 31, 2022	12,582	2,786	—	15,368
Severance	17,232	11,813	6,354	35,399
Cash payments	(20,021)	(14,113)	(6,354)	(40,488)
Balance as of December 31, 2023	$9,793	$486	$—	$10,279

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

14.Debt

The following tables set forth the carrying value and estimated fair value of the Company's debt obligations as of December 31, 2023 and 2022:

	December 31, 2023
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—
Convertible Notes due 2025	317,500	(2,968)	314,532	294,958
Convertible Notes due 2027	575,000	(12,920)	562,080	571,746
Total debt	$892,500	$(15,888)	$876,612	$866,704

	December 31, 2022
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—
Convertible Notes due 2023	45,000	(114)	44,886	46,058
Convertible Notes due 2025	317,500	(4,765)	312,735	293,688
Convertible Notes due 2027	575,000	(15,966)	559,034	606,119
Total debt	$937,500	$(20,845)	$916,655	$945,865

Revolving Credit Facility

On February 4, 2022, the the Company entered into the Revolving Credit Facility with a group of banks for which Bank of Montreal is acting as administrative agent. The Revolving Credit Facility amended and restated, in its entirety, the Company's prior credit agreement. In connection with entering into the Revolving Credit Facility, the Company capitalized $1.9 million of deferred financing charges to other assets in the consolidated balance sheets and wrote off $0.6 million of pre-existing finance charges to other income (expense), net in the consolidated statements of operations.

The Revolving Credit Facility provides for a $500.0 million revolving line of credit, including a sub-facility for a $20.0 million letter of credit, and is set to mature in February 2027. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2023 and December 31, 2022.

 Obligations under the Revolving Credit Facility are guaranteed by substantially all of Envestnet’s U.S. subsidiaries and are secured by a first-priority lien on substantially all of the personal property (other than intellectual property) of Envestnet and the guarantors, subject to certain exclusions.

In the event the Company has borrowings under the Revolving Credit Facility, at the Company's option, it will pay interest on these borrowings at a rate equal to either (i) a base rate plus an applicable margin ranging from 0.25% to 1.75% per annum or (ii) an adjusted Term SOFR plus an applicable margin ranging from 1.25% to 2.75% per annum, in each case based upon the total net leverage ratio, as calculated pursuant to the Revolving Credit Facility. There is also a commitment fee at a rate ranging from 0.25% to 0.30% per annum based upon the total net leverage ratio.

As of December 31, 2023 and December 31, 2022, debt issuance costs related to the Revolving Credit Facility included in prepaid expenses and other current assets in consolidated balance sheets were $0.7 million and $0.7 million, respectively, and included in other assets in the consolidated balance sheets were $1.5 million and $2.2 million, respectively.

The Revolving Credit Facility contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

On February 20, 2024, the Company entered into a Waiver with respect to the Revolving Credit Facility, between the Company, the Guarantors party thereto from time to time, the Lenders party thereto from time to time and Bank of Montreal, as administrative agent. Under the Waiver, the Lenders party thereto waived the events of default resulting from the non-compliance with the Total Leverage Ratio financial covenant for the fiscal quarters ended on March 31, 2023 and June 30, 2023. The Company was in compliance with all other covenants in the Revolving Credit Facility as of December 31, 2023.

Convertible Notes

In May 2018, the Company issued $345.0 million of Convertible Notes due 2023. The Convertible Notes due 2023 bore interest at a rate of 1.75% per annum payable semiannually in arrears on June 1 and December 1 of each year. In November 2022, the Company repurchased $300.0 million aggregate principal of the outstanding Convertible Notes due 2023 for cash consideration of approximately $312.4 million and recognized a loss on extinguishment of approximately $13.4 million included within interest expense in the consolidated statements of operations. The Convertible Notes due 2023 matured on June 1, 2023. Upon maturity, the Company settled the remaining aggregate principal amount on the Convertible Notes due 2023 for $45.0 million. The Convertible Notes due 2023 were paid using a combination of cash on hand and borrowings under the Company's Revolving Credit Facility. No shares of the Company's common stock were issued upon settlement of the Convertible Notes due 2023.

In August 2020, the Company issued $517.5 million of Convertible Notes due 2025 that mature on August 15, 2025. The Convertible Notes due 2025 bear interest at a rate of 0.75% per annum payable semiannually in arrears in cash on February 15 and August 15 of each year. In November 2022, the Company repurchased $200.0 million aggregate principal of the outstanding Convertible Notes due 2025 for cash consideration of approximately $181.8 million and recognized a gain on extinguishment of approximately $15.1 million within interest expense in the consolidated statements of operations. As of December 31, 2023, the Convertible Notes due 2025 could result in approximately 3.0 million shares issuable upon conversion, subject to adjustment under certain conditions.

In November 2022, the Company issued $575.0 million of Convertible Notes due 2027 that mature on December 1, 2027. The Convertible Notes due 2027 bear interest at a rate of 2.625% per annum payable semiannually in arrears in cash on June 1 and December 1 of each year. As of December 31, 2023, the Convertible Notes due 2027 could result in approximately 7.8 million shares issuable upon conversion, subject to adjustment under certain conditions.

The Convertible Notes are general unsecured senior obligations, subordinated in right of payment to the Company’s obligations under its Credit Agreement. The Convertible Notes rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and will be senior in right of payment to any of the Company’s future subordinated obligations. The Convertible Notes will be structurally subordinated to the indebtedness and other liabilities of any of the Company’s subsidiaries, other than its wholly owned subsidiary, Envestnet Asset Management, Inc., which will fully and unconditionally guarantee the Convertible Notes on an unsecured basis, and other than to the extent the Convertible Notes are guaranteed in the future by any of the Company's other subsidiaries as described in the indenture and will be effectively subordinated to and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Upon the occurrence of a “fundamental change,” as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Convertible Notes for cash at 100% of the principal amount of the Convertible Notes being purchased, plus any accrued and unpaid interest.

The Company may redeem for cash all or any portion of the Convertible Notes due 2025 and the Convertible Notes due 2027, at the Company's option, on or after August 15, 2023 and December 5, 2025, respectively, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, consecutive or non-consecutive, within a 30 consecutive trading day period ending on, and including, any of the five trading days immediately preceding the date on which the Company provides notice of redemption.

The Convertible Notes due 2025 and the Convertible Notes due 2027 are convertible into shares of the Company's common stock under certain circumstances prior to maturity at an initial shares per one thousand principal amount conversion rate of 9.3682 and 13.6304, respectively, which represents a conversion price per share, subject to adjustment under certain conditions, of $106.74 and $73.37, respectively. The initial conversion rate is subject to adjustment upon a "fundamental change", as defined in the indenture, if the Company calls all or any portion of the Convertible Notes for optional redemption, or subject to anti-dilution provisions provided in the indenture. Holders may convert the Convertible Notes due 2025 and the Convertible Notes due 2027 at their option at any time prior to the close of business on the business day immediately preceding February 15, 2025 and June 1, 2027, respectively, only under the following circumstances: (a) during any calendar quarter

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

commencing after the calendar quarter ending on September 30, 2020 and December 31, 2022, respectively (and only during such calendar quarter), if the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (b) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day is less than 98% of the last reported sale price of the Company's common stock on such date multiplied by the then-current conversion rate; (c) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (d) upon the occurrence of specified corporate events described in the indenture. Holders may surrender the Convertible Notes due 2025 and Convertible Notes due 2027 for conversion at any time, regardless of the foregoing circumstances, on or after February 15, 2025 and June 1 2027, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company may pay cash, shares of the Company's common stock or a combination of cash and stock, as determined by the Company in its discretion. See “Note 22—Net Income (Loss) Per Share” for further discussion of the effect of conversion on net income per common share.

In connection with the pricing of the Convertible Notes due 2027, the Company entered into privately negotiated Capped Call Transactions for a total cost of approximately $79.6 million. The Capped Call Transactions initially cover the number of shares of the Company's common stock underlying the Convertible Notes due 2027, subject to customary anti-dilution adjustments. The Capped Call Transactions generally are expected to reduce the potential dilutive effect on the common stock upon any conversion of the Convertible Notes due 2027 and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes due 2027, as the case may be, with such reduction and/or offset subject to a cap, subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions allow the Company to purchase shares of the Company's common stock at a strike price equal to the initial conversion price of $73.37 per share and are subject to a cap of $110.74 per share, subject to certain adjustments under the terms of the Capped Call Transactions. The options underlying the Capped Call Transactions can, at the Company’s option, remain outstanding until the maturity date for the Convertible Notes due 2027 of December 1, 2027, even if all or a portion of the Convertible Notes due 2027 are converted, repurchased or redeemed prior to such date.

Interest Expense

Interest expense was comprised of the following and is included in other income (expense), net in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Convertible Notes interest	$17,845	$10,897	$9,919
Amortization of debt discount and issuance costs(1)	5,655	4,678	5,745
Undrawn and other fees	1,255	1,268	1,267
Revolving Credit Facility interest	383	—	—
Total interest expense	$25,138	$16,843	$16,931
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

The effective interest rate of the Convertible Notes was equal to the stated interest rate plus the amortization of the debt issuance costs and is set forth below:

	December 31,
	2023	2022	2021

Convertible Notes due 2023	N/A	2.4%	2.4%
Convertible Notes due 2025	1.3%	1.3%	1.3%
Convertible Notes due 2027	3.2%	3.2%	N/A

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

15.Leases
The Company has operating leases for corporate offices and certain equipment with various lease expiration dates through 2033. Certain leases include the option to extend or early terminate the agreement.
The following table presents information for the Company's operating leases:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except weighted-averages)
Total operating lease cost	$17,549	$15,157	$18,600
Short-term lease cost	$16,203	$12,445	$4,940
Weighted-average remaining lease term (in years)	8.5	9.2	9.8
Weighted-average discount rate	4.9%	5.0%	5.1%
Cash paid for amounts included in the measurement of lease liabilities	$16,718	$15,748	$18,052
The Company did not have significant sublease income or variable lease cost for the years ended December 31, 2023, 2022 and 2021.

Maturities of operating lease liabilities were as follows as of December 31, 2023 (in thousands):

2024	$18,204
2025	15,590
2026	15,450
2027	15,582
2028	15,889
Thereafter	59,316
Total lease payments	140,031
Less: imputed interest	(26,292)
Total operating lease liabilities	$113,739

As a result of adverse market conditions and office closures, the Company wrote down operating lease right-of-use assets totaling $5.1 million, $13.0 million and $1.5 million during the years ended December 31, 2023, 2022 and 2021, respectively, which are included within general and administrative expense in the consolidated statements of operations.

16.Stockholders’ Equity

In 2016, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 2,000,000 shares of the Company's common stock. The repurchase program has no termination date and may be suspended or discontinued at any time. No share repurchases were made during the year ended December 31, 2023. During the year ended December 31, 2022, the Company repurchased 1,569,642 shares of common stock under the share repurchase program for an aggregate purchase price of $95.0 million. As of December 31, 2023, 331,260 shares remained available under the share repurchase program.

On December 20, 2018, the Company issued and sold to BlackRock warrants to purchase approximately 470,000 common shares at an exercise price of $65.16 per share, subject to customary anti-dilution adjustments. The warrants were exercisable at BlackRock’s option for four years from the date of issuance. The warrants were unexercised upon expiration on December 20, 2022.

In December 2021, the Company issued 78,677 shares of the Company’s common stock for the settlement of liabilities connected with a prior acquisition.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

17.Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis, based on the three-tier fair value hierarchy as described in detail in "Note 2—Summary of Significant Accounting Policies":

	December 31, 2023
	Fair Value	Level I	Level II	Level III
	(in thousands)
Assets:
Money market funds	$51,653	$51,653	$—	$—
Assets to fund deferred compensation liability	10,961	—	—	10,961
Total assets	$62,614	$51,653	$—	$10,961
Liabilities:
Deferred compensation liability	$8,045	$8,045	$—	$—
Total liabilities	$8,045	$8,045	$—	$—

	December 31, 2022
	Fair Value	Level I	Level II	Level III
	(in thousands)
Assets:
Money market funds	$2,628	$2,628	$—	$—
Assets to fund deferred compensation liability	10,074	—	—	10,074
Total assets	$12,702	$2,628	$—	$10,074
Liabilities:
Deferred compensation liability	$8,088	$8,088	$—	$—
Total liabilities	$8,088	$8,088	$—	$—

The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances cause the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the year ended December 31, 2023.

The table below presents a reconciliation of the contingent consideration liability and assets used to fund the Company's deferred compensation liability, which are measured at fair value on a recurring basis using significant unobservable inputs (Level III):

	Contingent Consideration Liability	Assets to Fund Deferred Compensation Liability
	(in thousands)
Balance at December 31, 2021	$743	$11,140
Payments	(743)	—
Contributions	—	649
Fair value adjustments and fees	—	(1,715)
Balance at December 31, 2022	—	10,074
Fair value adjustments and fees	—	887
Balance at December 31, 2023	$—	$10,961

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The fair market value of the assets used to fund the Company's deferred compensation liability is measured using the cash surrender value of the Company's life insurance premiums and is included in other assets in the consolidated balance sheets. Changes in fair value, if any, are recognized in the Company's earnings and included in general and administrative expense in the consolidated statements of operations.

Fair Value of Debt Agreements

The Company considered its Convertible Notes to be Level II liabilities as of December 31, 2023 and 2022, and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on December 31, 2023 and December 31, 2022, respectively (See “Note 14—Debt”).

18.Revenue and Direct Expense

Disaggregation of Revenue

The following tables present the Company’s revenue by segment disaggregated by major source:

	Year Ended December 31, 2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
	(in thousands)
Revenue:
Asset-based	$745,238	$—	$745,238
Subscription-based	325,398	139,332	464,730
Total recurring revenue	1,070,636	139,332	1,209,968
Professional services and other revenue	24,068	11,584	35,652
Total revenue	$1,094,704	$150,916	$1,245,620

	Year Ended December 31, 2022
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
	(in thousands)
Revenue:
Asset-based	$738,228	$—	$738,228
Subscription-based	310,217	167,627	477,844
Total recurring revenue	1,048,445	167,627	1,216,072
Professional services and other revenue	16,799	6,913	23,712
Total revenue	$1,065,244	$174,540	$1,239,784

	Year Ended December 31, 2021
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Consolidated
	(in thousands)
Revenue:
Asset-based	$709,376	$—	$709,376
Subscription-based	280,076	173,913	453,989
Total recurring revenue	989,452	173,913	1,163,365
Professional services and other revenue	14,190	8,962	23,152
Total revenue	$1,003,642	$182,875	$1,186,517

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The following table presents the Company’s revenue disaggregated by geography, based on the billing address of the customer:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
United States	$1,223,246	$1,218,254	$1,166,251
International	22,374	21,530	20,266
Total revenue	$1,245,620	$1,239,784	$1,186,517

Revenue associated with Fidelity, substantially all of which is included within the Envestnet Wealth Solutions segment, accounted for approximately 16%, 16% and 17% of the Company's total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. No other customer accounted for more than 10% of the Company's total revenue.

Remaining Performance Obligations

As of December 31, 2023, the Company's estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $534.2 million. We expect to recognize approximately 41% of this revenue in 2024, approximately 45% throughout 2025 and 2026, with the balance recognized thereafter. These remaining performance obligations are not indicative of revenue for future periods.

Contract Balances

Total deferred revenue increased $0.7 million for the year ended December 31, 2023 and $4.9 million for the year ended December 31, 2022, primarily the result of timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue as of December 31, 2023 will be recognized over the course of the next twelve months.

The amount of revenue recognized for the years ended December 31, 2023 and 2022 that was included in the opening deferred revenue balance was $35.6 million and $33.1 million, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $11.5 million and $11.0 million as of December 31, 2023 and 2022, respectively. Amortization expense for deferred sales incentive compensation was $4.8 million and $4.3 million for the years ended December 31, 2023 and 2022, respectively. Deferred sales incentive compensation is included in other assets in the consolidated balance sheets and amortization expense is included in employee compensation expense in the consolidated statements of operations. No significant impairment loss for capitalized costs was recorded for the years ended December 31, 2023 and 2022.

Direct Expense

The following table summarizes direct expense by revenue category:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Asset-based	$434,123	$430,345	$393,717
Subscription-based	30,814	32,577	29,445
Professional services and other	8,101	7,502	561
Total direct expense	$473,038	$470,424	$423,723

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

19.Stock-Based Compensation

On June 22, 2010, the Board of Directors approved the 2010 Plan, effective upon the closing of the Company’s initial public offering. The 2010 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2010 Plan agreement) and cash incentive awards to employees, consultants and non-employee directors to purchase common stock, which vest over time and have a maximum ten-year contractual term. As approved by the Company’s shareholders, the 2010 Plan has since been amended whereby the maximum number of shares of common stock that may be delivered under the 2010 Plan is 12,375,000. Stock options and stock appreciation rights are granted with an exercise price no less than the fair-market-value price of the common stock at the date of the grant. As of December 31, 2023, the maximum number of options and restricted stock available for future issuance under the Company’s plans is 1,819,036.

As a result of the PIEtech acquisition in 2019, the Company adopted the 2019 Equity Plan in order to make inducement grants to certain PIEtech employees who joined Envestnet | MoneyGuide. Envestnet agreed to grant at future dates, not earlier than the sixty day anniversary of the PIEtech Acquisition, up to 301,469 shares of Envestnet common stock in the form of RSUs and PSUs pursuant to the 2019 Equity Plan. The RSUs vest over time and the PSUs vest upon the achievement of meeting certain performance conditions as well as a subsequent service condition. The Company recognizes the estimated expense on a graded-vesting method over a requisite service period of three to five years, which is the estimated vesting period. The Company estimates the expected vesting amount and recognizes compensation expense only for those awards expected to vest. This estimate is reassessed by management each reporting period and may change based upon new facts and circumstances. Changes in assumptions impact the total amount of expense and are recognized over the vesting period.
Stock-based compensation expense under the Company's plans was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Stock-based compensation expense	$71,031	$79,581	$67,525
Tax effect on stock-based compensation expense	(18,113)	(20,293)	(17,219)
Net effect on income (loss)	$52,918	$59,288	$50,306

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the years ended December 31, 2023, 2022 and 2021, respectively.

Stock Options

There were no stock options granted during the years ended December 31, 2023 and 2022. The following assumptions were used to value options granted during the year ended December 31, 2021:

Year Ended December 31,
2021
Weighted-average grant date fair value	$31.23
Expected volatility	42.1%
Risk-free interest rate	0.4%
Expected dividend yield	—%
Expected term (in years)	6.5

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize option activity under the Company’s plans:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding as of December 31, 2022	277,535	$40.07
Exercised	(72,410)	$25.07
Forfeited	(2,959)	$55.28
Outstanding and exercisable as of December 31, 2023	202,166	$45.22	1.6	$1,330

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Intrinsic value of options exercised	$2,243	$2,650	$3,815
Cash received from exercises of stock options	$1,608	$2,620	$2,090

As of December 31, 2023, there was no amount of unrecognized compensation expense related to stock options.

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

The following is a summary of the activity for non-vested restricted stock units granted under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested as of December 31, 2022	1,681,976	$72.69	259,049	$74.83
Granted	1,106,853	$61.01	40,010	$69.47
Vested	(1,006,719)	$72.75	(24,939)	$107.10
Forfeited	(332,857)	$63.75	(51,062)	$63.21
Non-vested as of December 31, 2023	1,449,253	$65.78	223,058	$72.92

At December 31, 2023, there was $67.4 million of unrecognized compensation expense related to non-vested restricted stock units, which the Company expects to recognize over a weighted-average period of 1.7 years. At December 31, 2023, there was $1.9 million of unrecognized compensation expense related to non-vested performance-based restricted stock units, which the Company expects to recognize over a weighted-average period of 1.1 years.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

20.Benefit Plan

The Company sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all domestic employees. The Company made voluntary employer matching contributions to this plan of $8.1 million, $8.1 million and $6.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

21.Income Taxes

Income (loss) before income tax expense (benefit) was generated in the following jurisdictions:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Domestic	$(240,904)	$(89,000)	$9,730
Foreign	7,907	10,581	10,631
Total	$(232,997)	$(78,419)	$20,361

The components of the income tax expense (benefit) charged to operations are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
Federal	$8,774	$1,185	$—
State	4,894	6,964	3,488
Foreign	588	2,402	4,499
	14,256	10,551	7,987

Deferred:
Federal	2,138	(2,453)	4,021
State	(4,399)	(1,439)	(3,548)
Foreign	782	402	(793)
	(1,479)	(3,490)	(320)

Total	$12,777	$7,061	$7,667

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Deferred tax assets (liabilities), net consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Deferred revenue	$8,699	$8,945
Prepaid expenses and accrued expenses	6,663	8,847
Right-of-use assets	(17,528)	(20,388)
Lease liabilities	29,497	31,328
Net operating loss and tax credit carryforwards	63,866	64,590
Property and equipment and intangible assets	(84,139)	(94,061)
Stock-based compensation expense	9,215	10,559
Investment in partnerships	(4,416)	2,836
Convertible Notes	16,754	20,440
R&D expenditures	68,543	43,956
Withholding taxes	(5,035)	(4,841)
Other	(865)	196
Total deferred tax assets, net	91,254	72,407
Less: valuation allowance	(107,822)	(88,603)
Deferred tax liabilities, net	$(16,568)	$(16,196)

The valuation allowance for deferred tax assets as of December 31, 2023 and 2022 was $107.8 million and $88.6 million, respectively. The change in the valuation allowance from 2022 to 2023 was primarily related to the increased deferred tax assets for R&D expenditures, original issue discount on convertible debt, and additional valuation allowance on state R&D tax credits and net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence is the cumulative pre-tax loss incurred over the three years ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $107.8 million has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as the Company's projections for growth.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The expected income tax provision calculated at the statutory federal rate differs from the actual provision as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Tax provision (benefit), at U.S. federal statutory tax rate	$(47,449)	$(15,515)	$4,402
State income tax provision (benefit), net of federal benefit	(440)	(3,463)	856
Effect of stock-based compensation tax shortfall	3,394	717	(364)
Effect of limitation on executive compensation	1,057	2,511	1,678
Effect of permanent items	447	869	661
Effect of India partnerships	1,366	1,644	1,422
Change in valuation allowance	19,219	26,974	5,660
Effect of change in state and foreign income tax rates	97	(254)	(1,184)
Uncertain tax positions	1,211	(617)	158
Research and development credits	(11,189)	(10,993)	(5,695)
Effect of goodwill impairment	40,282	—	—
Change in India indefinite reinvestment assertion	3,699	4,372	—
Other	1,083	816	73
Income tax provision	$12,777	$7,061	$7,667

At December 31, 2023, the Company had net operating loss carryforwards, before any uncertain tax position reserves, for federal income tax purposes of approximately $64 million available to offset future federal taxable income, if any, of which $27 million expire through 2036 and $37 million are carried forward indefinitely. In addition, as of December 31, 2023, the Company had net operating loss carryforwards for state income tax purposes of approximately $225 million available to reduce future income subject to income taxes. The state net operating loss carryforwards that are subject to expiration expire through 2041. In addition, the Company had R&D credit carryforwards of approximately $38 million for federal and $15 million for California, Massachusetts and New Jersey, as well as foreign tax credits of $0.9 million available to offset federal income tax. Federal R&D credits began to expire in 2022 will expire through 2043. California R&D credits carryover indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance at beginning of year	$13,612	$14,517	$15,132
Additions based on tax positions related to the current year	2,456	2,522	1,631
Additions (reductions) based on tax positions related to prior years	58	(296)	(550)
Reductions for settlements with taxing authorities related to prior years	—	—	(394)
Reductions for lapses of statute of limitations	(839)	(3,131)	(1,302)
Balance at end of year	$15,287	$13,612	$14,517

At December 31, 2023, the amount of unrecognized tax benefits that would benefit the Company’s effective tax rate, if recognized, was $15.3 million. At this time, the Company estimates that the liability for unrecognized tax benefits will decrease by an estimated $1.6 million in the next twelve months as statutes of limitations expire and a transfer pricing agreement is concluded with India.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2023 and 2022, income tax expense (benefit) included $(0.4) million and $0.3 million, respectively, of potential interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $1.6 million and $2.0 million as of December 31, 2023 and 2022, respectively, which are included in other liabilities in the consolidated balance sheets.

The Company files a consolidated federal income tax return and separate tax returns with various states. Additionally, foreign subsidiaries of the Company file tax returns in foreign jurisdictions. The Company’s tax returns for the 2019-2022 calendar years remain open to examination by the IRS in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for the 2018-2022 calendar years remain open to examination by various state revenue services.

The Company's Indian subsidiaries are currently under examination by the India Tax Authority for the fiscal years ended March 31, 2023, 2022, 2021, 2020, 2019, 2017, 2012, 2011 and 2010. Based on the outcome of examinations of the Company's subsidiaries or the result of the expiration of statutes of limitations, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the consolidated balance sheets. It is possible that one or more of these audits may be finalized within the next twelve months.

22.Net Income (Loss) Per Share

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) attributable to Envestnet, Inc., per share:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share amounts)
Net income (loss) attributable to Envestnet, Inc. - Basic	$(238,724)	$(80,939)	$13,296
Interest and gain on settlement of Convertible Notes due 2025, net of interest and tax	—	(9,524)	—
Net income (loss) attributable to Envestnet, Inc. - Diluted	$(238,724)	$(90,463)	$13,296
Weighted-average common shares outstanding:
Basic	54,457,365	55,199,482	54,470,975
Effect of dilutive shares:
Convertible Notes	—	1,642,643	—
Non-vested RSUs and PSUs	—	—	633,384
Options to purchase common stock	—	—	206,022
Warrants	—	—	73,715
Diluted	54,457,365	56,842,125	55,384,096
Net income (loss) attributable to Envestnet, Inc., per share:
Basic	$(4.38)	$(1.47)	$0.24
Diluted	$(4.38)	$(1.59)	$0.24

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share were as follows:

	December 31,
	2023	2022	2021
Convertible Notes(1)	11,084,413	11,470,646	9,898,549
Non-vested RSU's and PSU's	1,672,311	1,941,025	—
Options to purchase common stock	202,166	277,535	—
Total anti-dilutive securities	12,958,890	13,689,206	9,898,549
__________________________________________________________
(1) From 2021 to 2022, this amount increased by 7,837,480 potential common shares associated with the Convertible Notes due 2027 issued in 2022, partially offset by 4,391,743 potential common shares associated with the Convertible Notes due 2023 and 1,873,640 potential common shares associated with the Convertible Notes due 2025 repurchased in 2022. From 2022 to 2023, this amount decreased by 386,233 potential common shares associated with the Convertible Notes due 2023 that matured on June 1, 2023. See "Note 14—Debt".

23.Segment Information

Envestnet is organized around two business segments based on clients served and products provided to meet those needs. The Company's business segments are:

•Envestnet Wealth Solutions – a leading provider of comprehensive and unified wealth management software, services and solutions to empower financial advisors and institutions to enable them to deliver holistic advice to their clients.

•Envestnet Data & Analytics – a leading provider of financial data aggregation, analytics and digital experiences to meet the needs of financial institutions, enterprise FinTech firms and market investment research firms worldwide.

We also incur expenses not directly attributable to the segments listed above. These nonsegment operating expenses primarily consist of employee compensation for certain corporate officers, certain types of professional service expenses, insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses.

See “Note 18—Revenue and Direct Expense” for detail of revenue by segment.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Envestnet Wealth Solutions	$108,753	$57,323	$129,287
Envestnet Data & Analytics	(216,542)	(22,221)	(2,603)
Nonsegment operating expenses	(96,692)	(101,126)	(86,143)
Income (loss) from operations	(204,481)	(66,024)	40,541
Total other income (expense), net	(28,516)	(12,395)	(20,180)
Income (loss) before income tax provision	(232,997)	(78,419)	20,361
Income tax provision	12,777	7,061	7,667
Net income (loss)	(245,774)	(85,480)	12,694
Add: Net loss attributable to non-controlling interest	7,050	4,541	602
Net income (loss) attributable to Envestnet, Inc.	$(238,724)	$(80,939)	$13,296

The following table presents a summary of total assets, depreciation and amortization and capital expenditures, including both purchases of property and equipment and capitalization of internally developed software, by segment:

	Total Assets		Depreciation and amortization			Capital expenditures
	As of December 31,		For the year ended December 31,			For the year ended December 31,
	2023	2022	2023	2022	2021	2023	2022	2021
	(in thousands)
Envestnet Wealth Solutions	$1,562,600	$1,560,923	$103,301	$98,600	$91,024	$95,777	$82,442	$66,709
Envestnet Data & Analytics	314,652	551,242	27,003	27,228	26,743	17,525	22,883	22,192
Total	$1,877,252	$2,112,165	$130,304	$125,828	$117,767	$113,302	$105,325	$88,901

24.Commitments and Contingencies

    Purchase Obligations and Indemnifications

The Company includes various types of indemnification and guarantee clauses in certain arrangements. These indemnifications and guarantees may include, but are not limited to, infringement claims related to intellectual property, direct or consequential damages and guarantees to certain service providers and service level requirements with certain customers. The type and amount of any potential indemnification or guarantee varies substantially based on the nature of each arrangement. The Company has experienced no previous claims and cannot determine the maximum amount of potential future payments, if any, related to such indemnification and guarantee provisions. The Company believes that it is unlikely it will have to make material payments under these arrangements and therefore has not recorded a contingent liability associated with these arrangements in the consolidated balance sheets.

The Company enters into unconditional purchase obligations arrangements for certain of its services that it receives in the normal course of business. As of December 31, 2023, the Company estimated future minimum unconditional purchase obligations of approximately $150 million.

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

In connection with the Redi2 acquisition, the Company has agreed to pay up to $20.0 million in performance bonuses based upon the achievement of certain performance targets. As of December 31, 2023, the liabilities associated with these performance bonuses were immaterial.

We have also committed $8.8 million in future funding to certain equity method investees.

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

On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee’s counterclaims. On September 15, 2020, the District Court denied FinancialApps’ motion on all counts except for the breach-of-contract claim which was dismissed on a pleading technicality without prejudice. On that count, the Court granted Yodlee leave to amend its counterclaim, cure the technical deficiency, and reassert its claim. Yodlee and Envestnet filed amended counterclaims on September 30, 2020. The amended counterclaims (1) cure that technical deficiency and reassert Yodlee’s contract counterclaim; and (2) broaden the defamation counterclaims arising out of various defamatory statements FinancialApps disseminated in the trade press after filing the lawsuit. On January 14, 2021, the Court ordered that (i) FinancialApps' claims against Yodlee—as well as Yodlee’s counterclaims against FinancialApps—must be tried before the judge instead of a jury pursuant to a jury waiver provision in the parties’ agreement; and (ii) FinancialApps' claims against Envestnet (and Envestnet’s counterclaim) must be heard by a jury. The Court has scheduled the Envestnet jury trial to take place before the Yodlee bench trial. Fact discovery closed on April 23, 2021, other than a few outstanding matters, and expert discovery concluded on September 30, 2022. The parties’ respective summary judgment and motions to exclude the presentation of expert testimony (a “Daubert Motion”) are fully briefed and are awaiting final ruling. On July 25, 2023, the Magistrate Judge issued a report and recommendation that the Court grant FinancialApps’ summary judgment motion on Envestnet’s defamation counterclaim. The Magistrate Judge did not make a ruling as to Yodlee’s defamation counterclaim. On July 28, 2023, the Magistrate Judge denied Envestnet and Yodlee's Daubert motion to exclude FinancialApps' technical expert, Isaac Pflaum. On July 31, 2023, the Magistrate Judge issued a report and recommendation that the Court grant in part and deny in part Envestnet's summary judgment motion. The Magistrate Judge recommended that the motion be denied as to FinancialApps' vicarious liability theory and direct liability theory but recommended that the motion be granted with respect to the unjust enrichment count. The reports and recommendations are not final rulings, however, and the Company has filed objections against their adoption by the District Court. Those objections are fully briefed and pending before the District Court. On August 14, 2023, the Magistrate Judge granted-in-part and denied-in-part FinancialApps' Daubert motion to exclude Envestnet and Yodlee's technical expert. On September 13, 2023, the Magistrate Judge granted-in-part and denied-in-part Envestnet and Yodlee's Daubert motion to exclude FinancialApps' damages expert. On January 18, 2024, FinancialApps filed a motion seeking sanctions for purported spoliation of evidence against Yodlee and Envestnet. Yodlee and Envestnet filed a brief opposing the motion on February 22, 2024. The Company believes FinancialApps' allegations are without merit and will continue to defend the claims against it and litigate the counterclaims vigorously.

The Company and Yodlee were named as defendants in a putative class action lawsuit filed on August 25, 2020, by Plaintiff Deborah Wesch in the United States District Court for the Northern District of California. On October 21, 2020, an

Envestnet, Inc.
Notes to Consolidated Financial Statements (continued)

amended class action complaint was filed by Plaintiff Wesch and nine additional named plaintiffs. The case caption currently is Clark, et al., v. Yodlee, Inc. Case No. 3:20-cv-5991-SK (formerly entitled Deborah Wesch, et al., v. Yodlee, Inc., et al., Case No. 3:20-cv-05991-SK). Plaintiffs alleged that Yodlee unlawfully collected their financial transaction data when plaintiffs linked their bank accounts to a mobile application that uses Yodlee’s Instant Account Verification API, and plaintiffs further allege that Yodlee unlawfully sold the transaction data to third parties. The complaint alleged violations of certain California statutes and common law, including the Unfair Competition Law, and federal statutes, including the Stored Communications Act. Plaintiffs are seeking monetary damages and equitable and injunctive relief on behalf of themselves and a putative nationwide class and California subclass of persons who provided their log-in credentials to a Yodlee-powered app in an allegedly similar manner from 2014 to the present.

On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint. On February 16, 2021, the district court granted in part and denied in part Yodlee’s motion to dismiss the amended complaint and granted the plaintiffs leave to further amend. The court reserved ruling on the Company’s motion to dismiss and granted limited jurisdictional discovery to the plaintiffs. On March 15, 2021, Plaintiffs filed a second amended class action complaint re-alleging, among others, the claims the district court had dismissed. The second amended complaint did not allege any claims against the Company or Yodlee that were not previously alleged in first amended complaint. On May 5, 2021, the Company filed a motion to dismiss all claims asserted against it in the second amended complaint, and Yodlee filed a motion to dismiss most claims asserted against it in the second amended complaint. On July 19, 2021, the court granted in part Yodlee’s motion, resulting in the dismissal of all federal law claims and two of the state-law claims. On August 5, 2021, the Court granted the Company's motion to dismiss, and dismissed the Company from the lawsuit. On October 8, 2021, Yodlee filed an early motion for summary judgment. On August 12, 2022, Plaintiffs moved for leave to file a third amended complaint, which Yodlee opposed. On September 29, 2022, the Court denied Plaintiffs’ motion to amend the complaint. On December 13, 2022, the Court granted in part and denied in part Yodlee’s early motion for summary judgment, narrowing the scope of issues that remain to be resolved. On January 30, 2023, the Court granted Yodlee’s motion for reconsideration and dismissed one additional claim. Plaintiffs filed an amended complaint on September 19, 2023, which Yodlee answered on October 3, 2023. Yodlee believes the allegations are without merit and will continue to vigorously defend the remaining claims against it.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of December 31, 2023. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a.  Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are defined as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
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
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Our independent registered public accounting firm, KPMG LLP, has issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2023. See Part II, Item 8, “Report of Independent Registered Public Accounting Firm”.
c. Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2023 fiscal year, and is hereby incorporated by reference.
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
Item 11.  Executive Compensation
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2023 fiscal year, and is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2023 fiscal year, and is hereby incorporated by reference. For a description of securities authorized under our equity compensation plans, please refer to our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2023 fiscal year, and is hereby incorporated by reference.

Item 14.  Principal Accounting Fees and Services
The information required by this Item will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2023 fiscal year, and is hereby incorporated by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (KPMG LLP, Denver, CO, Auditor Firm ID: 185)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for each of the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for each of the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
Financial statements and schedules are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the related notes.
3.	Exhibits
The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits which is incorporated herein by reference.

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

4.2	[Reserved]
4.3
Indenture, dated as of November 17, 2022, by and among the Company, Envestnet, Inc., Envestnet Asset Management, Inc., and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8‑K filed with the SEC on November 17, 2022 and incorporated by reference herein).

4.4	[Reserved]
4.5	[Reserved]
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

10.22	[Reserved]
10.23	[Reserved]
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

10.44
Cooperation Agreement, dated March 27, 2023, by and among Impactive Capital LP and Envestnet, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 28, 2023 and incorporated by reference herein).***

Exhibit No.	Description
10.45
Executive Agreement, dated September 23, 2023, between Josh Warren, the Company and Envestnet Financial Technologies, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 25, 2023 and incorporated by reference herein)*

10.46
Severance Agreement and General Release, dated September 23, 2023, between Peter D’Arrigo and Envestnet Financial Technologies, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 25, 2023 and incorporated by reference herein)*

10.47
Separation and Release Agreement, dated January 7, 2024, between William Crager, the Company and Envestnet Financial Technologies, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 8, 2024 and incorporated by reference herein)*

10.48
Interim Executive Agreement, dated January 7, 2024, between James L. Fox, the Company and Envestnet Financial Technologies, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 8, 2024 and incorporated by reference herein)*

21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
97	Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document****
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document****
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document****
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document****
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document****
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________________________________________

(1)	The material contained in Exhibit 32.1 and 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
*	Management contract or compensation plan.
**	Certain information redacted pursuant to a grant of confidential treatment by the staff of the Securities and Exchange Commission.
***	Certain information identified in the exhibit has been excluded as permitted by Item 601 of Regulation S-K.
****
Attached as Exhibit 101 to this Annual Report on Form 10‑K are the following materials, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Consolidated Balance Sheets as of December 31, 2023 and 2022; (iii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iv) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (vi) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (vii) Notes to Consolidated Financial Statements tagged as blocks of text.

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviations or Acronyms	Definition
2010 Plan	2010 Long-Term Incentive Plan
2019 Equity Plan	2019 Acquisition Equity Incentive Plan
2022 Form 10-K	Form 10-K for the year ended December 31, 2022
401kplans.com	401kplans.com LLC
Advisers Act	Investment Advisers Act of 1940, as amended
AETR	Annual effective tax rate
AI	Artificial intelligence
Annual Report	Annual report on Form 10‑K for the year ended December 31, 2023
API	Application programming interfaces
ASC	Accounting Standards Codification™
ASC 310 - Receivables	Accounting Standards Codification Topic 310, Receivables
ASC 470	Accounting Standards Codification Topic 470, Debt
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740-270	Accounting Standards Codification Topic 740, Income Taxes—Interim Reporting
ASC 825	Accounting Standards Codification Topic 825, Financial Instruments
ASC 842	Accounting Standards Codification Topic 842, Leases
ASU	Accounting Standards Update
ASU 2021-08	ASU Business Combinations (Topic 805): Accounting for Contract Assets and Contract
AUM/A	Assets under management or administration
BlackRock	BlackRock, Inc.
Board	Board of Directors
Bounty Merger Sub	Bounty Merger Sub, Inc.
CAGR	Compound annual growth rate
Capped Call Counterparties	Financial institutions with which capped call transactions are entered into with
Capped Call Transactions	Privately negotiated capped call transactions in connection with the Convertible Notes due 2027
Company	Envestnet, Inc. and all subsidiaries
Convertible Notes	Collectively the Convertible Notes due 2023, Convertible Notes due 2025 and Convertible Notes due 2027
Convertible Notes due 2023	$345.0 million of aggregate principal amount of convertible notes issued in May 2018 with an interest rate of 1.75% per year that mature on June 1, 2023. During November 2022, the Company repurchased $300.0 million of the $345.0 million convertible notes resulting in a remaining aggregate principal amount of $45.0 million as of December 31, 2022.
Convertible Notes due 2025	$517.5 million of aggregate principal amount of convertible notes issued in August 2020 with an interest rate of 0.75% per year that mature on August 15, 2025. During November 2022, the Company repurchased $200.0 million of the $517.5 million convertible notes resulting in a remaining aggregate principal amount of $317.5 million as of December 31, 2022.
Convertible Notes due 2027	$575.0 million aggregate principal amount of convertible notes issued in November 2022 with an interest rate of 2.625% per year that mature on December 1, 2027.
Convertible Promissory Note	$20.0 million convertible promissory note issued in January 2023 with a customer of the Company's business
DEI	Diversity, Equity & Inclusion
DOL	Department of Labor
EAM	Envestnet Asset Management
EIOC	Envestnet Institute on Campus
Envestnet	Envestnet, Inc.
EPS	Envestnet Portfolio Solutions, Inc.
ERISA	Employee Retirement Income Security Act of 1974
ERS	Envestnet Retirement Solutions

ESI	Envestnet Securities, Inc.
ETR	Effective tax rate
Exchanges	Fiduciary Exchange, LLC (FIDx), Advisor Credit Exchange, LLC (ACE), HealthPilot, LLC, and Trucendent, LLC.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FICO	Fair Isaac Corporation
Fidelity	FMR LLC, an affiliate of FMR Corp.
FIDx Markets	FIDx Markets, LLC
FinancialApps	FinancialApps, LLC
FINRA	Financial Industry Regulatory Authority
FinTech	Financial Technology
FTC	Federal Trade Commission
GAAP	United States Generally Accepted Accounting Principles
GIPS	Global Investment Performance Standards
Harvest	Harvest Savings & Wealth Technologies
Impactive Capital	Impactive Capital L.P.
Investment Company Act	Investment Company Act of 1940, as amended
IRA	Inflation Reduction Act of 2022
IRC Section 174	Internal Revenue Code of 1986, Section 174: Amortization of Research and Experimental Expenditures
IRS	Internal Revenue Service
IT	Information technology
Magis	Magis Capital Partners LLC
PMC	Portfolio Management Consultants
PSU	Performance-based restricted stock unit
QRG	QRG Capital Management, Inc.
Quadrant Merger Sub	Quadrant Merger Sub, Inc.
R&D	Research and Development
Redi2	Redi2 Technologies Inc.
Redi2 acquisition	Stock purchase agreement between Envestnet and Redi2 Technologies, dated as of June 24, 2022
Revolving Credit Facility	Revolving credit facility of $500.0 million pursuant to the Third Amended and Restated Credit Agreement
RIAs	Registered investment advisors
ROU	Right-of-use
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TCJA	Tax Cuts and Jobs Act
TCS	Tata Consultancy Services
Truelytics	Truelytics, Inc.
U.S.	United States
UMA	Unified managed accounts
Waiver	Waiver with respect to the Revolving Credit Facility
WIN	Women's Initiative Network
Yodlee	Yodlee, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: February 28, 2024	/s/ William C. Crager
William C. Crager
Chief Executive Officer, Director (Principal Executive Officer)

Date: February 28, 2024	/s/ Joshua B. Warren
Joshua B. Warren
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 28, 2024.

Name	Position

/s/ William C. Crager	Chief Executive Officer, Director (Principal Executive Officer)
William C. Crager

/s/ Joshua B. Warren	Chief Financial Officer (Principal Financial Officer)
Joshua B. Warren

/s/ Matthew J. Majoros	Senior Vice President, Financial Reporting (Principal Accounting Officer)
Matthew J. Majoros

/s/ Luis Aguilar	Director
Luis Aguilar

/s/ Gayle Crowell	Director
Gayle Crowell

/s/ James Fox	Chairperson, Director
James Fox

/s/ Wendy Lane	Director
Wendy Lane

/s/ Valerie Mosley	Director
Valerie Mosley

/s/ Gregory Smith	Director
Gregory Smith

/s/ Lauren Taylor Wolfe	Director
Lauren Taylor Wolfe

/s/ Barbara Turner	Director
Barbara Turner