Form 10-Q
period 2024-03-31
ENVESTNET, INC.
filed 2024-05-08
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of May 3, 2024, Envestnet, Inc. had 55,109,097 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$61,226	$91,378
Fees receivable, net	135,630	120,958
Prepaid expenses and other current assets	53,330	51,472
Assets held for deconsolidation	55,016	—
Total current assets	305,202	263,808
Property and equipment, net	46,856	48,223
Internally developed software, net	214,507	224,713
Intangible assets, net	323,326	338,068
Goodwill	779,916	806,563
Operating lease right-of-use assets, net	67,127	69,154
Other assets	127,111	126,723
Total assets	$1,864,045	$1,877,252
Liabilities and equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$201,126	$241,424
Operating lease liabilities	12,479	12,909
Deferred revenue	34,584	38,201
Liabilities held for deconsolidation	8,998	—
Total current liabilities	257,187	292,534
Debt	877,842	876,612
Operating lease liabilities, net of current portion	98,085	100,830
Deferred tax liabilities, net	15,716	16,568
Other liabilities	17,897	16,202
Total liabilities	1,266,727	1,302,746
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 71,633,071 and 71,129,801 shares issued as of March 31, 2024 and December 31, 2023, respectively; 55,099,000 and 54,773,662 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	358	355
Treasury stock at cost, 16,534,071 and 16,356,139 shares as of March 31, 2024 and December 31, 2023, respectively	(281,022)	(272,573)
Additional paid-in capital	1,225,270	1,206,627
Accumulated deficit	(355,138)	(357,651)
Accumulated other comprehensive loss	(8,571)	(8,567)
Total stockholders’ equity, attributable to Envestnet, Inc.	580,897	568,191
Non-controlling interest	16,421	6,315
Total equity	597,318	574,506
Total liabilities and equity	$1,864,045	$1,877,252

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Asset-based	$202,616	$176,932
Subscription-based	117,462	117,079
Total recurring revenue	320,078	294,011
Professional services and other revenue	4,872	4,696
Total revenue	324,950	298,707
Operating expenses:
Direct expense	126,633	109,679
Employee compensation	103,652	114,215
General and administrative	52,065	54,350
Depreciation and amortization	33,892	31,520
Total operating expenses	316,242	309,764
Income (loss) from operations	8,708	(11,057)
Other expense, net	(6,664)	(7,935)
Income (loss) before income tax provision	2,044	(18,992)
Income tax provision	1,505	23,769
Net income (loss)	539	(42,761)
Add: Net loss attributable to non-controlling interest	1,974	1,533
Net income (loss) attributable to Envestnet, Inc.	$2,513	$(41,228)
Net income (loss) attributable to Envestnet, Inc. per share:
Basic	$0.05	$(0.76)
Diluted	$0.05	$(0.76)
Weighted average common shares outstanding:
Basic	54,884,074	54,143,259
Diluted	55,385,066	54,143,259

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income (loss) attributable to Envestnet, Inc.	$2,513	$(41,228)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4)	4,277
Total other comprehensive income (loss), net of tax	(4)	4,277
Comprehensive income (loss) attributable to Envestnet, Inc.	$2,509	$(36,951)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
					Additional	Other		Non-
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2023	71,129,801	$355	(16,356,139)	$(272,573)	$1,206,627	$(8,567)	$(357,651)	$6,315	$574,506
Net income (loss)	—	—	—	—	—	—	2,513	(1,974)	539
Other comprehensive loss, net of tax	—	—	—	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	—	—	18,572	—	—	326	18,898
Issuance of common stock, vesting of RSUs and PSUs	483,237	3	—	—	—	—	—	—	3
Net cash paid related to tax withholding for stock-based compensation	—	—	(177,932)	(8,449)	—	—	—	—	(8,449)
Proceeds from the exercise of stock options	20,033	—	—	—	71	—	—	—	71
Proceeds from capital contributions received by non-controlling interest	—	—	—	—	—	—	—	12,012	12,012
Other	—	—	—	—	—	—	—	(258)	(258)
Balance, March 31, 2024	71,633,071	$358	(16,534,071)	$(281,022)	$1,225,270	$(8,571)	$(355,138)	$16,421	$597,318

						Accumulated
					Additional	Other		Non-
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2022	70,025,733	$350	(16,011,907)	$(253,551)	$1,135,284	$(8,589)	$(118,927)	$13,037	$767,604
Net loss	—	—	—	—	—	—	(41,228)	(1,533)	(42,761)
Other comprehensive income, net of tax	—	—	—	—	—	4,277	—	—	4,277
Stock-based compensation expense	—	—	—	—	19,345	—	—	108	19,453
Issuance of common stock, vesting of RSUs and PSUs	524,316	2	—	—	—	—	—	—	2
Net cash paid related to tax withholding for stock-based compensation	—	—	(173,612)	(10,732)	—	—	—	—	(10,732)
Proceeds from the exercise of stock options	37,454	—	—	—	367	—	—	—	367
Purchase of non-controlling units from third-party shareholders	—	—	—	—	(984)	—	—	(24)	(1,008)
Other	—	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2023	70,587,503	$352	(16,185,519)	$(264,283)	$1,154,012	$(4,312)	$(160,155)	$11,566	$737,180

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$539	$(42,761)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,892	31,520
Deferred income taxes	(855)	5,221
Non-cash compensation expense	18,898	19,453
Non-cash interest expense	4,580	4,498
Loss allocations from equity method investments	2,283	2,940
Other	2,078	468
Changes in operating assets and liabilities:
Fees receivable, net	(18,841)	(21,579)
Prepaid expenses and other assets	(2,371)	(9,858)
Accounts payable, accrued expenses and other liabilities	(40,659)	(31,648)
Deferred revenue	2,400	8,073
Net cash provided by (used in) operating activities	1,944	(33,673)
Cash flows from investing activities:
Purchases of property and equipment	(1,900)	(4,402)
Capitalization of internally developed software	(19,953)	(23,664)
Investments in private companies	(2,805)	(950)
Acquisition of proprietary technology	—	(10,000)
Issuance of loan receivable to private company	—	(20,000)
Other	—	260
Net cash used in investing activities	(24,658)	(58,756)
Cash flows from financing activities:
Proceeds from exercise of stock options	71	367
Payments related to tax withholdings for stock-based compensation	(8,449)	(10,732)
Payments related to share repurchases	—	(9,289)
Proceeds from capital contributions received by non-controlling interest	12,012	—
Purchase of non-controlling units from third-party shareholders	—	(1,008)
Other	3	2
Net cash provided by (used in) financing activities	3,637	(20,660)
Effect of exchange rate on changes on cash and cash equivalents	(2)	3,580
Net change in cash and cash equivalents due to cash reclassified to assets held for deconsolidation	(11,073)	—
Net change in cash and cash equivalents	(30,152)	(109,509)
Cash and cash equivalents, beginning of period	91,378	162,173
Cash and cash equivalents, end of period	$61,226	$52,664
Supplemental disclosures of cash flow information
Net cash paid for income taxes	$568	$1,110
Cash paid for interest	$1,509	$1,822
Supplemental disclosure of non-cash activities
Conversion of equity method investee loan to shares	$—	$4,129
Right-of-use assets obtained in exchange for lease liabilities, net	$—	$206
Purchase of property and equipment included in accounts payable, accrued expenses and other liabilities	$1,349	$2,018

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

Envestnet is organized around two business segments based on clients served and products provided to meet those needs. Financial information about each business segment is contained in “Note 18—Segment Information” to the condensed consolidated financial statements and is described in detail within the Company's Annual Report.

For a summary of commonly used industry terms and abbreviations used in this Quarterly Report, see the Glossary of Terms.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2023 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2024 and results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations to be expected for other interim periods or for the full fiscal year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. References to GAAP in these notes are to the FASB ASC and ASUs. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report, filed with the SEC on February 28, 2024.

Segment Reporting

On October 1, 2023, the Company changed the composition of its reportable segments to reflect the way that the Company's chief operating decision maker reviews the operating results, assesses performance and allocates resources. All segment information presented within this Quarterly Report is presented in conjunction with the current organizational structure, with prior periods adjusted accordingly.
Correction of Immaterial Error

During the fourth quarter of 2023, the Company identified that the arrangement with a third-party for the use of cloud hosted virtual servers which was previously accounted for as a finance lease transaction and included as a component of

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
property and equipment, net in the condensed consolidated balance sheets should have been recognized as a prepayment included within prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets. The Company concluded that the classification of these transactions was immaterial in prior period financial statements and that amendment of previously filed reports was not required. However, the Company corrected this immaterial error in the prior period reported within this Quarterly Report.
In the condensed consolidated statements of operations for the three months ended March 31, 2023, these adjustments resulted in an increase in direct expense of $0.7 million, an increase in general and administrative expense of $0.7 million and a corresponding decrease in depreciation and amortization expense of $1.4 million. In the condensed consolidated statements of cash flows for the three months ended March 31, 2023, these adjustments resulted in a decrease in net cash provided by operating activities of $0.2 million and a corresponding decrease in net cash used in financing activities of $0.2 million.
Assets and Liabilities Held for Sale

Assets and the related liabilities are classified as held for sale in the period in which all of the following criteria are met: management commits to a plan of sale, the assets are available for immediate sale, an active program to locate a buyer has been initiated, the assets are actively marketed at a reasonable price, the sale is probable within one year and significant changes to the plan are unlikely. Assets and liabilities classified as held for sale are presented separately in the condensed consolidated balance sheets at the lower of their carrying amount and fair value, less costs to sell for each reporting period they meet the held for sale criteria. Depreciation and amortization expense is not recognized on long-lived assets once they are classified as assets held for sale. Unless otherwise specified, the amounts and information presented in the notes do not include assets and liabilities classified as held for sale as of March 31, 2024. See "Note 3— Assets and Liabilities Held for Deconsolidation" for additional information.
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates under different assumptions or conditions.

 Reclassifications

Certain amounts in the condensed consolidated statements of cash flows for the three months ended March 31, 2023 have been reclassified to conform to the current period presentation. These reclassifications did not change the previously reported net change in cash and cash equivalents and did not affect the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) or condensed consolidated statements of stockholders' equity.

Related Party Transactions

The Company has an approximate 3.7% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenue from the private services company totaled $2.6 million and $3.6 million in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company recorded a net receivable from the private services company of $0.7 million and $1.7 million, respectively.

Recently Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” This update amends ASC 842 and the accounting for leasehold improvements associated with common control leases. The Company adopted this standard as of January 1, 2024 and it did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This update amends the requirements for segment disclosures. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
of the standard is permitted. The Company is analyzing the impact of the adoption, but does not expect it to have a material impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This update amends the requirements for income tax disclosures. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption of the standard is permitted. The Company is analyzing the impact of the adoption, but does not expect it to have a material impact on the Company's consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards." This update clarifies how to account for profits interest and similar awards. This standard is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption of the standard is permitted. The Company is analyzing the impact of the adoption, but does not expect it to have a material impact on the Company's consolidated financial statements.

In March 2024, the SEC adopted “The Enhancement and Standardization of Climate-Related Disclosures for Investors” that requires public companies to disclose information about the material impacts of climate-related risks on their business, financial condition and governance. These rules are effective, pending judicial review, starting with fiscal year 2025. The Company is analyzing the impact of these rules and has not yet determined the impact on the Company's consolidated financial statements and related disclosures.

3.Assets and Liabilities Held for Deconsolidation

As of March 31, 2024, the Company held a controlling financial interest in a private company due to its majority representation on the company’s board and, as such, used the consolidation method of accounting to include the private company’s assets, liabilities and results of operations within the Envestnet Wealth Solutions segment of the Company’s condensed consolidated financial statements.

During the three months ended March 31, 2024, this private company entered into an amended operating agreement with its members which will result in Envestnet no longer having majority representation of the company's board and therefore no longer holding a controlling financial interest in the private company as of April 1, 2024. Upon no longer having controlling financial interest, Envestnet will deconsolidate the private company's assets, liabilities and results of operations. This transaction qualifies for fair value measurement which results in it being considered a sale. This plan of sale meets the held for sale criteria as of March 31, 2024 and therefore the assets and related liabilities of this private company were classified as held for deconsolidation in the Company's condensed consolidated balance sheets as of March 31, 2024.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Assets and liabilities held for deconsolidation consisted of the following:

March 31,
2024

(in thousands)
Cash and cash equivalents	$11,073
Fees receivable, net	2,319
Prepaid expenses and other current assets	513
Internally developed software, net	14,090
Goodwill (1)	26,647
Other assets	374
Total assets held for deconsolidation	$55,016

Accounts payable, accrued expenses and other current liabilities	$2,463
Deferred revenue	5,085
Other liabilities	1,450
Total liabilities held for deconsolidation	$8,998
__________________________________________________________
(1) The assignment of goodwill was based on the relative fair value of the private company and the Envestnet Wealth Solutions reporting unit prior to the private company being classified as held for deconsolidation.

Effective April 1, 2024, the Company no longer had a controlling financial interest in the private company which will result in the derecognition of the carrying amount of the noncontrolling interest as of April 1, 2024, the derecognition of the above assets and liabilities held for deconsolidation and which may result in the recognition of a gain during the three months ended June 30, 2024. This transaction does not represent a strategic shift and therefore does not meet the criteria to be classified as discontinued operations. The Company will apply the equity method to account for its noncontrolling investment in this private company starting April 1, 2024.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Prepaid technology	$17,275	$14,630
Income tax prepayments and receivables	8,441	9,625
Prepaid data servers	7,147	7,991
Elevate Summit prepayments and deposits	3,932	773
Non-income tax receivable	3,507	4,041
Prepaid insurance	1,113	2,785
Other	11,915	11,627
Total prepaid expenses and other current assets	$53,330	$51,472

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
5.Internally Developed Software, Net

Internally developed software, net consisted of the following:

		March 31,	December 31,
	Estimated Useful Life	2024	2023

		(in thousands)
Internally developed software	5 years	$398,021	$405,078
Less: accumulated amortization		(183,514)	(180,365)
Internally developed software, net		$214,507	$224,713

6.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	March 31,	December 31,
	2024	2023

	(in thousands)
United States	$259,085	$270,381
India	2,278	2,555
Total long-lived assets, net	$261,363	$272,936

See “Note 14—Revenue and Direct Expense” for detail of revenue by geographic area.

7.Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)
Customer lists	$595,400	$(328,293)	$267,107	$604,080	$(327,042)	$277,038
Proprietary technologies	90,058	(38,476)	51,582	93,058	(37,052)	56,006
Trade names	11,000	(6,363)	4,637	15,700	(10,676)	5,024
Total intangible assets	$696,458	$(373,132)	$323,326	$712,838	$(374,770)	$338,068

During the three months ended March 31, 2024 and 2023, the Company retired fully amortized intangible assets with historical costs of $16.4 million and $17.5 million, respectively.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The estimated future amortization expense of the Company's intangible assets as of March 31, 2024 was as follows (in thousands):

Remainder of 2024	$42,626
2025	53,973
2026	46,448
2027	37,672
2028	30,296
Thereafter	112,311
Total	$323,326

8.Depreciation and Amortization Expense

Depreciation and amortization expense consisted of the following:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Intangible asset amortization	$14,742	$16,940
Internally developed software amortization	15,868	11,090
Property and equipment depreciation	3,282	3,490
Total depreciation and amortization	$33,892	$31,520

9.Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Balance as of December 31, 2023	$710,326	$96,237	$806,563
Goodwill reclassified to assets held for deconsolidation (1)	(26,647)	—	(26,647)
Balance as of March 31, 2024	$683,679	$96,237	$779,916
__________________________________________________________
(1) The reclassification of goodwill to assets held for deconsolidation was considered an event or change in circumstance which required goodwill to be tested for impairment as of March 31, 2024. A qualitative assessment was performed and it was determined that it was not more likely than not that the carrying value of the reporting unit exceeded its fair value and therefore a quantitative goodwill impairment evaluation was not required and no impairment was recorded.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
10.Other Assets

On January 31, 2023, the Company entered into a Convertible Promissory Note with a customer of the Company's business, a privately held company, whereby the Company was issued a convertible promissory note with a principal amount of $20.0 million and a stated interest rate of 8.0% per annum. The Convertible Promissory Note has a maturity date of January 31, 2026 and is convertible into common stock or preferred stock of the privately held company upon qualified financing events or corporate transactions. During the three months ended March 31, 2024 and 2023, interest income related to the Convertible Promissory Note included in other expense, net in the condensed consolidated statements of operations was $0.4 million and $0.3 million, respectively.

The Company accounts for this Convertible Promissory Note as a loan receivable in accordance with ASC 310 as it is not a security and includes it in other assets in the condensed consolidated balance sheets. Credit impairment is measured as the difference between this loan receivable’s amortized cost and its estimated recoverable value, which is the present value of its expected future cash flows discounted at the effective interest rate. There was no impairment for this investment during the three months ended March 31, 2024.

11.Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Accrued investment manager fees	$116,092	$106,612
Accrued compensation and related taxes	36,603	72,466
Accounts payable	22,765	35,738
Accrued professional services	10,482	14,289
Accrued interest	5,648	2,473
Accrued technology	4,349	4,151
Other accrued expenses	5,187	5,695
Total accounts payable, accrued expenses and other current liabilities	$201,126	$241,424

As of March 31, 2024 the Company had an ending liability balance of $7.2 million primarily in connection with a reduction in force initiative that began during the first quarter of 2023. The Company anticipates approximately $4.6 million to be paid during the remainder of 2024, $1.7 million to be paid throughout 2025, with the remaining balance paid through 2030.

The following table presents a reconciliation of the beginning and ending liability balance related to this effort, which is primarily included within accrued compensation and related taxes in the table above.

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Balance as of December 31, 2023	$9,793	$486	$—	$10,279
Severance expense	1,804	13	1,608	3,425
Cash payments	(4,442)	(499)	(1,608)	(6,549)
Balance as of March 31, 2024	$7,155	$—	$—	$7,155

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
12.Debt

The following tables set forth the carrying value and estimated fair value of the Company's debt obligations as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—
Convertible Notes due 2025	317,500	(2,514)	314,986	309,404
Convertible Notes due 2027	575,000	(12,144)	562,856	609,500
Total debt	$892,500	$(14,658)	$877,842	$918,904

	December 31, 2023
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—
Convertible Notes due 2025	317,500	(2,968)	314,532	294,958
Convertible Notes due 2027	575,000	(12,920)	562,080	571,746
Total debt	$892,500	$(15,888)	$876,612	$866,704

Revolving Credit Facility

The Revolving Credit Facility provides for a $500.0 million revolving line of credit, including a sub-facility for a $20.0 million letter of credit. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, debt issuance costs related to the Revolving Credit Facility included in prepaid expenses and other current assets in the condensed consolidated balance sheets was $0.7 million and $0.7 million, respectively, and included in other assets in the condensed consolidated balance sheets was $1.3 million and $1.5 million, respectively.

The Revolving Credit Facility contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio.

On February 20, 2024, the Company entered into a Waiver with respect to the Revolving Credit Facility, between the Company, the Guarantors party thereto from time to time, the Lenders party thereto from time to time and Bank of Montreal, as administrative agent. Under the Waiver, the Lenders party thereto waived the events of default resulting from the non-compliance with the Total Leverage Ratio financial covenant for the fiscal quarters ended on March 31, 2023 and June 30, 2023. The Company was in compliance with all other covenants in the Revolving Credit Facility as of March 31, 2024.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Interest Expense

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Convertible Notes interest	$4,369	$4,565
Amortization of debt discount and issuance costs	1,405	1,442
Undrawn and other fees	315	313
Total interest expense	$6,089	$6,320

The effective interest rate of the Convertible Notes was equal to the stated interest rate plus the amortization of the debt issuance costs and is set forth below:

	Three Months Ended
	March 31,
	2024	2023

Convertible Notes due 2023	N/A	2.4%
Convertible Notes due 2025	1.3%	1.3%
Convertible Notes due 2027	3.2%	3.2%

13.Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities measured at fair value on a recurring basis, based on the three-tier fair value hierarchy, as described in detail within the Company's Annual Report:

	March 31, 2024
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$30,347	$30,347	$—	$—
Assets to fund deferred compensation liability	11,373	—	—	11,373
Total assets	$41,720	$30,347	$—	$11,373
Liabilities:
Deferred compensation liability	$9,291	$9,291	$—	$—
Total liabilities	$9,291	$9,291	$—	$—

	December 31, 2023
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$51,653	$51,653	$—	$—
Assets to fund deferred compensation liability	10,961	—	—	10,961
Total assets	$62,614	$51,653	$—	$10,961
Liabilities:
Deferred compensation liability	$8,045	$8,045	$—	$—
Total liabilities	$8,045	$8,045	$—	$—

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances cause the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the three months ended March 31, 2024.

Fair Value of Assets Used to Fund the Deferred Compensation Liability

The table below presents a reconciliation of the assets used to fund the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III):

Fair Value of Assets Used to Fund Deferred Compensation Liability

(in thousands)
Balance as of December 31, 2023	$10,961
Fair value adjustments and fees	412
Balance as of March 31, 2024	$11,373

The fair market value of the assets used to fund the Company's deferred compensation liability is measured using the cash surrender value of the Company's life insurance premiums and is included in other assets in the condensed consolidated balance sheets. Changes in fair value, if any, are recognized in the Company's earnings and included in general and administrative expense in the condensed consolidated statements of operations.

Fair Value of Debt Agreements

The Company considered its Convertible Notes to be Level II liabilities as of March 31, 2024 and December 31, 2023, and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on March 31, 2024 and December 31, 2023, respectively (See “Note 12—Debt”).

Fair Value of Other Financial Assets and Liabilities

The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities as of March 31, 2024 and December 31, 2023, based upon the short-term nature of these assets and liabilities.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
14.Revenue and Direct Expense

Disaggregation of Revenue

The following table presents the Company’s revenue by segment disaggregated by major source:

	Three Months Ended March 31,
	2024			2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Revenue:
Asset-based	$202,616	$—	$202,616	$176,932	$—	$176,932
Subscription-based	84,168	33,294	117,462	80,470	36,609	117,079
Total recurring revenue	286,784	33,294	320,078	257,402	36,609	294,011
Professional services and other revenue	3,026	1,846	4,872	3,247	1,449	4,696
Total revenue	$289,810	$35,140	$324,950	$260,649	$38,058	$298,707

The following table presents the Company’s revenue disaggregated by geography, based on the billing address of the customer:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
United States	$319,571	$293,214
International	5,379	5,493
Total revenue	$324,950	$298,707

Remaining Performance Obligations

As of March 31, 2024, the Company's estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $554.5 million. The Company expects to recognize approximately 31% of this revenue during the remainder of 2024, approximately 50% throughout 2025 and 2026, with the balance recognized thereafter. These remaining performance obligations are not indicative of revenue for future periods.

Contract Balances

Total deferred revenue as of March 31, 2024 decreased by $4.1 million from December 31, 2023, primarily the result of timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue as of March 31, 2024 will be recognized over the course of the next twelve months.

The amount of revenue recognized for the three months ended March 31, 2024 and 2023 that was included in the opening deferred revenue balance was $15.9 million and $16.8 million, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $11.3 million and $11.5 million as of March 31, 2024 and December 31, 2023, respectively. Amortization expense for deferred sales incentive compensation was $1.2 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. Deferred sales incentive compensation is included in other assets in

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
the condensed consolidated balance sheets and amortization expense is included in employee compensation expense in the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the three months ended March 31, 2024 and 2023.

Direct Expense

The following table summarizes direct expense by revenue category:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Asset-based	$118,403	$102,623
Subscription-based	8,230	7,052
Professional services and other	—	4
Total direct expense	$126,633	$109,679

15.Stock-Based Compensation

The Company has stock options, RSUs and PSUs outstanding under the 2010 Plan and the 2019 Equity Plan. As of March 31, 2024, the maximum number of common shares available for future issuance under the Company's plans is 654,040.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Stock-based compensation expense	$18,898	$19,453
Tax effect on stock-based compensation expense	(4,819)	(4,961)
Net effect on income (loss)	$14,079	$14,492

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the three months ended March 31, 2024 and 2023.

Stock Options

The following table summarizes option activity under the Company’s plans:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value

			(in years)	(in thousands)
Outstanding as of December 31, 2023	202,166	$45.22
Exercised	(20,033)	$40.71
Forfeited	(186)	$71.21
Outstanding and exercisable as of March 31, 2024	181,947	$45.69	1.3	$2,224

As of March 31, 2024, there was no amount of unrecognized stock-based compensation expense related to stock options.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Restricted Stock Units and Performance Stock Units

The following table summarizes RSU and PSU activity under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share

Non-vested as of December 31, 2023	1,449,253	$65.78	223,058	$72.92
Granted	1,313,955	$51.49	37,270	$83.76
Vested	(460,680)	$65.45	(22,557)	$69.24
Forfeited	(104,822)	$58.98	(81,221)	$70.28
Non-vested as of March 31, 2024	2,197,706	$57.63	156,550	$77.40

As of March 31, 2024, there was $112.4 million of unrecognized stock-based compensation expense related to RSUs, which the Company expects to recognize over a weighted-average period of 2.1 years. As of March 31, 2024, there was $4.0 million of unrecognized stock-based compensation expense related to PSUs, which the Company expects to recognize over a weighted-average period of 2.1 years.

16. Income Taxes

The following table includes the Company’s income (loss) before income tax provision, income tax provision and effective tax rate:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands, except for effective tax rate)
Income (loss) before income tax provision	$2,044	$(18,992)
Income tax provision	$1,505	$23,769
Effective tax rate	73.6%	(125.2)%

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

For the three months ended March 31, 2024 and March 31, 2023, the Company's effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
17.Net Income (Loss) Per Share

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) attributable to Envestnet, Inc., per share:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands, except share and per share data)
Net income (loss) attributable to Envestnet, Inc.	$2,513	$(41,228)
Weighted average common shares outstanding:
Basic	54,884,074	54,143,259
Effect of dilutive shares:
Non-vested RSUs and PSUs	473,738	—
Options to purchase common stock	27,254	—
Diluted	55,385,066	54,143,259
Net income (loss) attributable to Envestnet, Inc., per share:
Basic	$0.05	$(0.76)
Diluted	$0.05	$(0.76)

Securities that were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended
	March 31,
	2024	2023

Convertible Notes	10,811,884	11,470,645
Non-vested RSUs and PSUs	830,315	2,431,316
Options to purchase common stock	133,410	240,081
Total anti-dilutive securities	11,775,609	14,142,042

18.Segment Information

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

The Company also incurs expenses not directly attributable to the segments listed above. These nonsegment operating expenses primarily consist of employee compensation for certain corporate officers, certain types of professional service expenses, insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses.

See “Note 14—Revenue and Direct Expense” for detail of revenue by segment.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Envestnet Wealth Solutions	$38,930	$22,598
Envestnet Data & Analytics	(5,739)	(6,915)
Nonsegment operating expenses	(24,483)	(26,740)
Income (loss) from operations	8,708	(11,057)
Other expense, net	(6,664)	(7,935)
Income (loss) before income tax provision	2,044	(18,992)
Income tax provision	1,505	23,769
Net income (loss)	539	(42,761)
Add: Net loss attributable to non-controlling interest	1,974	1,533
Net income (loss) attributable to Envestnet, Inc.	$2,513	$(41,228)

The following table presents a summary of consolidated total assets by segment:

	March 31,	December 31,
	2024	2023

	(in thousands)
Envestnet Wealth Solutions	$1,550,105	$1,562,600
Envestnet Data & Analytics	313,940	314,652
Consolidated total assets	$1,864,045	$1,877,252

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

In connection with the Redi2 acquisition, the Company has agreed to pay up to $20.0 million in performance bonuses based upon the achievement of certain performance targets. These performance bonuses will be recognized as employee compensation in the condensed consolidated statements of operations. The amount recognized during the three months ended March 31, 2024 and 2023, as well as the liability as of March 31, 2024, associated with these performance bonuses were immaterial.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee’s counterclaims. On September 15, 2020, the District Court denied FinancialApps’ motion on all counts except for the breach-of-contract claim which was dismissed on a pleading technicality without prejudice. On that count, the Court granted Yodlee leave to amend its counterclaim, cure the technical deficiency, and reassert its claim. Yodlee and Envestnet filed amended counterclaims on September 30, 2020. The amended counterclaims (1) cure that technical deficiency and reassert Yodlee’s contract counterclaim; and (2) broaden the defamation counterclaims arising out of various defamatory statements FinancialApps disseminated in the trade press after filing the lawsuit. On January 14, 2021, the Court ordered that (i) FinancialApps' claims against Yodlee—as well as Yodlee’s counterclaims against FinancialApps—must be tried before the judge instead of a jury pursuant to a jury waiver provision in the parties’ agreement; and (ii) FinancialApps' claims against Envestnet (and Envestnet’s counterclaim) must be heard by a jury. The Court has scheduled the Envestnet jury trial to take place before the Yodlee bench trial. Fact discovery closed on April 23, 2021, other than a few outstanding matters, and expert discovery concluded on September 30, 2022. The parties’ respective summary judgment and motions to exclude the presentation of expert testimony (a “Daubert Motion”) are fully briefed and are awaiting final ruling. On July 25, 2023, the Magistrate Judge issued a report and recommendation that the Court grant FinancialApps’ summary judgment motion on Envestnet’s defamation counterclaim. The Magistrate Judge did not make a ruling as to Yodlee’s defamation counterclaim. On July 28, 2023, the Magistrate Judge denied Envestnet and Yodlee's Daubert motion to exclude FinancialApps' technical expert, Isaac Pflaum. On July 31, 2023, the Magistrate Judge issued a report and recommendation that the Court grant in part and deny in part Envestnet's summary judgment motion. The Magistrate Judge recommended that the motion be denied as to FinancialApps' vicarious liability theory and direct liability theory but recommended that the motion be granted with respect to the unjust enrichment count. The reports and recommendations are not final rulings, however, and the Company has filed objections against their adoption by the District Court. Those objections are fully briefed and pending before the District Court. On August 14, 2023, the Magistrate Judge granted-in-part and denied-in-part FinancialApps' Daubert motion to exclude Envestnet and Yodlee's technical expert. On September 13, 2023, the Magistrate Judge granted-in-part and denied-in-part Envestnet and Yodlee's Daubert motion to exclude FinancialApps' damages expert. On January 18, 2024, FinancialApps filed a motion seeking sanctions for purported spoliation of evidence against Yodlee and Envestnet. Yodlee and Envestnet filed a brief opposing the motion on February 22, 2024. The motion is fully briefed and pending before the Magistrate Judge. The Company believes FinancialApps' allegations are without merit and will continue to defend the claims against it and litigate the counterclaims vigorously.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2024. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2024 and the consolidated financial statements and related notes included on Form 10-K for the year ended December 31, 2023.

This Quarterly Report contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in Part I, Item 1A.“Risk Factors” in our Annual Report; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this Quarterly Report and Annual Report completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements, Except for the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

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

Envestnet's clients include more than 109,000 advisors, 17 of the 20 largest U.S. banks, 48 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIAs, and hundreds of FinTech companies, all of which leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

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

Recent Developments

Leadership Update

On January 7, 2024, the Company entered into a separation and release agreement with Mr. Crager in which it was agreed that Mr. Crager would step down as chief executive officer on March 31, 2024 and as a member of the Company’s Board of Directors promptly following Envestnet’s 2024 Annual Meeting. On April 1, 2024, Mr. Crager began serving as a senior advisor, focusing on client and partner relationships. James Fox began serving as our Interim Chief Executive Officer on April 1, 2024 and will continue to serve this role until our Board of Directors appoints a new chief executive officer. Mr. Fox has served as a member of our Board of Directors since February 2015 and Chair of the Board of Directors since March 2020.

Operating Results

Beginning in the three months ended December 31, 2021 through March 31, 2024, the Company reported a loss from operations and loss before income tax provision in every quarter with the exception of the three months ended September 30, 2023 and March 31, 2024. We have incurred these quarterly losses as a result of several factors as described below.

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

Expense Factors: We have incurred certain expenses that are not recurring in nature and that are a direct result of significant, distinct enterprise-wide strategic initiatives that we have taken in order to reshape and streamline the organization, which we believe will increase our operational efficiencies and to reduce future operating expenses, while negatively impacting our operating results in the short-term. These actions include both internal and external related expenses associated with office closures announced in the second quarter of 2022, severance and office closure related expenses associated with an organizational realignment and entry into an outsourcing arrangement announced in the fourth quarter of 2022, as well as severance expense for a reduction in force initiative announced in the first quarter of 2023 which continued throughout 2023.

Our business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. The return to recurring positive income before income taxes, largely depends on a combination of improved industry dynamics, including overall technology and data spending by financial institutions and an improvement in capital market valuations, including asset flows and redemption rates, both of which are outside of the Company’s control, as well as a reduction in future operating expenses, as a result of the actions taken by management as discussed above.

Segments

Envestnet is organized around two business segments based on clients served and products provided to meet those needs. Financial information about each business segment is contained in "Note 18—Segment Information” to the condensed consolidated financial statements. Our business segments are as follows:

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

The Company also incurs expenses not directly attributable to the segments listed above. These nonsegment operating expenses primarily consist of employee compensation for certain corporate officers, certain types of professional service expenses, insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses.

On October 1, 2023, the Company changed the composition of its reportable segments to reflect the way that the Company's chief operating decision maker reviews the operating results, assesses performance and allocates resources. All segment information presented within this Quarterly Report is presented in conjunction with the current organizational structure, with prior periods adjusted accordingly.
Key Metrics

Envestnet Wealth Solutions Segment

The following table provides information regarding the amount of assets utilizing our platforms, financial advisors and investor accounts:

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2023	2023	2023	2023	2024

	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$363,244	$384,773	$375,408	$416,001	$452,464
Assets under Administration (“AUA”)	379,843	394,078	398,082	430,846	471,401
Total AUM/A	743,087	778,851	773,490	846,847	923,865
Subscription	4,566,971	4,643,313	4,579,248	4,959,514	5,158,180
Total Platform Assets	$5,310,058	$5,422,164	$5,352,738	$5,806,361	$6,082,045
Platform Accounts
AUM	1,571,862	1,609,677	1,614,873	1,640,879	1,688,044
AUA	1,142,166	1,144,375	1,257,094	1,254,962	1,315,442
Total AUM/A	2,714,028	2,754,052	2,871,967	2,895,841	3,003,486
Subscription	15,779,980	15,916,955	16,072,848	16,248,598	16,641,631
Total Platform Accounts	18,494,008	18,671,007	18,944,815	19,144,439	19,645,117
Advisors
AUM/A	38,611	38,809	38,078	38,697	38,814
Subscription	67,843	68,439	69,318	69,973	70,262
Total Advisors	106,454	107,248	107,396	108,670	109,076
The following table provides information regarding the degree to which gross sales, redemptions, net flows and changes in the market values of assets contributed to changes in AUM or AUA:

	Asset Rollforward - Three Months Ended March 31, 2024
	As of December 31,	Gross		Net	Market		As of March 31,
	2023	Sales	Redemptions	Flows	Impact	Reclassifications	2024

	(in millions, except account data)
AUM	$416,001	$32,127	$(19,601)	$12,526	$22,694	$1,243	$452,464
AUA	430,846	45,596	(25,402)	20,194	22,683	(2,322)	471,401
Total AUM/A	$846,847	$77,723	$(45,003)	$32,720	$45,377	$(1,079)	$923,865
Fee-Based Accounts	2,895,841			112,633		(4,988)	3,003,486

The above AUM/A gross sales figures for the three months ended March 31, 2024 include $29.8 billion in new client conversions. We onboarded an additional $31.1 billion in subscription conversions during the three months ended March 31, 2024 bringing total conversions for the three months ended March 31, 2024 to $60.9 billion.

Asset and account figures in the “Reclassifications” column for the three months ended March 31, 2024 represent immaterial amounts that were reclassified between AUM, AUA and subscription to reflect updated customer billing arrangements. These reclassifications have no impact on total platform assets or accounts.

Envestnet Data & Analytics Segment

The following table provides information regarding the amount of paid-end users and firms using the Envestnet Data & Analytics platform:

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2023	2023	2023	2023	2024

	(in millions, except number of firms data)
Number of paying users	37.5	38.0	42.3	38.3	43.8
Number of firms	1,310	1,339	1,322	1,324	1,323
Operational Highlights

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Envestnet Wealth Solutions:
Asset-based	$202,616	$176,932	$25,684	15%
Subscription-based	84,168	80,470	3,698	5%
Total recurring revenue	286,784	257,402	29,382	11%
Professional services and other revenue	3,026	3,247	(221)	(7)%
Total Envestnet Wealth Solutions revenue	$289,810	$260,649	$29,161	11%

Envestnet Data & Analytics:
Subscription-based	$33,294	$36,609	$(3,315)	(9)%
Total recurring revenue	33,294	36,609	(3,315)	(9)%
Professional services and other revenue	1,846	1,449	397	27%
Total Envestnet Data & Analytics revenue	$35,140	$38,058	$(2,918)	(8)%

Total consolidated revenue	$324,950	$298,707	$26,243	9%

Consolidated net income (loss) attributable to Envestnet, Inc.	$2,513	$(41,228)	$43,741	106%
Net income (loss) attributable to Envestnet, Inc. per share - basic and diluted	$0.05	$(0.76)	$0.81	107%

Adjusted EBITDA*	$70,378	$54,003	$16,375	30%
Adjusted net income*	$39,407	$30,149	$9,258	31%
Adjusted net income per diluted share*	$0.60	$0.46	$0.14	30%
Free cash flow*	$(19,909)	$(61,739)	$41,830	68%
__________________________________________________________
*Non-GAAP financial measure. See "Non-GAAP Financial Measures" below for definitions and reconciliations of non-GAAP measures.

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$202,616	62%	$176,932	59%	$25,684	15%
Subscription-based	117,462	36%	117,079	39%	383	—%
Total recurring revenue	320,078	99%	294,011	98%	26,067	9%
Professional services and other revenue	4,872	1%	4,696	2%	176	4%
Total revenue	324,950	100%	298,707	100%	26,243	9%
Operating expenses:
Direct expense	126,633	39%	109,679	37%	16,954	15%
Employee compensation	103,652	32%	114,215	38%	(10,563)	(9)%
General and administrative	52,065	16%	54,350	18%	(2,285)	(4)%
Depreciation and amortization	33,892	10%	31,520	11%	2,372	8%
Total operating expenses	316,242	97%	309,764	104%	6,478	2%
Income (loss) from operations	8,708	3%	(11,057)	(4)%	19,765	*
Other expense, net	(6,664)	(2)%	(7,935)	(3)%	1,271	16%
Income (loss) before income tax provision	2,044	1%	(18,992)	(6)%	21,036	111%
Income tax provision	1,505	—%	23,769	8%	(22,264)	(94)%
Net income (loss)	539	—%	(42,761)	(14)%	43,300	101%
Add: Net loss attributable to non-controlling interest	1,974	1%	1,533	1%	441	29%
Net income (loss) attributable to Envestnet, Inc.	$2,513	1%	$(41,228)	(14)%	$43,741	106%
__________________________________________________________
*Not meaningful

Asset-based recurring revenue

Asset-based recurring revenue increased $25.7 million, or 15%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms remained consistent at approximately 39,000 as of March 31, 2024 and 2023 and the number of AUM/A client accounts increased from approximately 2.7 million as of March 31, 2023 to approximately 3.0 million as of March 31, 2024.

As a percentage of total revenue, asset based recurring revenue increased 3% points for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the increase in asset-based recurring revenue period over period.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $0.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to an increase of $3.7 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth, partially offset by a decrease of $3.3 million in the Envestnet Data & Analytics segment, which is primarily attributable to a loss in access to data in the research business and continued impact from the regional banking crisis.

As a percentage of total revenue, subscription-based recurring revenue decreased 3% points for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the increase in total revenue period over period.

Professional services and other revenue

Professional services and other revenue increased $0.2 million, or 4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to timing of the completion of customer projects and deployments and an increase in revenue recognized in the Data & Analytics segment as a result of point in time revenue recognized on customer deployments.

Direct expense

Direct expense increased $17.0 million, or 15%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in asset-based direct expense, which directly correlates with the increase to asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $10.6 million, or 9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to decreases in salaries, benefits and related payroll taxes of $6.7 million and severance expense of $2.8 million which are primarily a result of a reduction in force initiative that began in the first quarter of 2023.

As a percentage of total revenue, employee compensation expense decreased 6% points for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a reduction in force initiative that began in the first quarter of 2023 and an increase in total revenue period over period.

General and administrative

General and administrative expense decreased $2.3 million, or 4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in restructuring charges and transaction costs of $1.6 million and other immaterial decreases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $2.4 million, or 8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in amortization related to internally developed software of $4.8 million, partially offset by a decrease in amortization related to intangible assets of $2.2 million.

Other expense, net

Other expense, net decreased $1.3 million, or 16%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in net interest expense of $0.9 million and a decrease in loss allocations from equity method investments of $0.7 million, partially offset by an increase in foreign currency expense of $0.2 million.

Income tax provision

For the three months ended March 31, 2024 and 2023, our effective tax rate of 73.6% and (125.2)%, respectively, differed from the statutory rate primarily due to the increase in the valuation allowance we have placed on a portion of U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

In December 2021, the Organization for Economic Co-Operation and Development released Model Global Anti-Base Erosion rules under Pillar Two. These rules provide for the taxation of certain large multinational corporations at a minimum rate of 15%, calculated on a jurisdictional basis. Certain countries in which we operate have enacted legislation to implement many aspects of the Pillar Two rules beginning on January 1, 2024, with certain remaining impacts to be effective from January 1, 2025. We do not currently anticipate that Pillar Two legislation will have a material impact on our consolidated financial statements, but we will continue to monitor future legislation and any additional guidance that is issued.

Segment Results

 Envestnet Wealth Solutions

Three months ended March 31, 2024 compared to three months ended March 31, 2023

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$202,616	70%	$176,932	68%	$25,684	15%
Subscription-based	84,168	29%	80,470	31%	3,698	5%
Total recurring revenue	286,784	99%	257,402	99%	29,382	11%
Professional services and other revenue	3,026	1%	3,247	1%	(221)	(7)%
Total revenue	289,810	100%	260,649	100%	29,161	11%
Operating expenses:
Direct expense	119,834	41%	104,405	40%	15,429	15%
Employee compensation	75,196	26%	79,047	30%	(3,851)	(5)%
General and administrative	29,032	10%	29,107	11%	(75)	—%
Depreciation and amortization	26,818	9%	25,492	10%	1,326	5%
Total operating expenses	250,880	87%	238,051	91%	12,829	5%
Income from operations	$38,930	13%	$22,598	9%	$16,332	72%

 Asset-based recurring revenue

Asset-based recurring revenue increased $25.7 million, or 15%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms remained consistent at approximately 39,000 as of March 31, 2024 and 2023 and the number of AUM/A client accounts increased from approximately 2.7 million as of March 31, 2023 to approximately 3.0 million as of March 31, 2024.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $3.7 million, or 5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue decreased $0.2 million, or 7%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense increased $15.4 million, or 15%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due an increase in asset-based direct expense, which directly correlates with the increase in asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $3.9 million, or 5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to decreases in severance expense of $2.0 million and salaries, benefits and related payroll taxes of $1.8 million which are primarily a result of a reduction in force initiative that began in the first quarter of 2023.

As a percentage of segment revenue, employee compensation expense decreased 4% points for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a reduction in force initiative that began in the first quarter of 2023 and an increase in segment revenue period over period.

General and administrative

General and administrative expenses decreased $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to immaterial movements within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $1.3 million, or 5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in amortization related to internally developed software of $3.4 million, partially offset by a decrease in amortization related to intangible assets of $2.0 million.

Envestnet Data & Analytics

Three months ended March 31, 2024 compared to three months ended March 31, 2023

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Subscription-based	$33,294	95%	$36,609	96%	$(3,315)	(9)%
Professional services and other revenue	1,846	5%	1,449	4%	397	27%
Total revenue	35,140	100%	38,058	100%	(2,918)	(8)%
Operating expenses:
Direct expense	6,799	19%	5,274	14%	1,525	29%
Employee compensation	11,692	33%	19,242	51%	(7,550)	(39)%
General and administrative	15,314	44%	14,429	38%	885	6%
Depreciation and amortization	7,074	20%	6,028	16%	1,046	17%
Total operating expenses	40,879	116%	44,973	118%	(4,094)	(9)%
Loss from operations	$(5,739)	(16)%	$(6,915)	(18)%	$1,176	17%

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $3.3 million, or 9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a loss in access to data in the research business and continued impact from the regional banking crisis.

Professional services and other revenue

Professional services and other revenue increased $0.4 million, or 27%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in point in time revenue recognized on customer deployments.

Direct expense

Direct expense increased $1.5 million, or 29%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increased costs related to migrating infrastructure to the cloud.

As a percentage of segment revenue, direct expense increased 5% points for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the increase in direct expense and decrease in segment revenue period over period.

Employee compensation

Employee compensation decreased $7.6 million, or 39%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to decreases in salaries, benefits and related payroll taxes of $4.3 million and severance expense of $2.2 million which are primarily a result of a reduction in force initiative that began in the first quarter of 2023.

As a percentage of segment revenue, employee compensation expense decreased 18% points for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the reduction in force initiative that began in the first quarter of 2023, partially offset by a decrease in segment revenue period over period.

General and administrative

General and administrative expenses increased $0.9 million, or 6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in restructuring charges and transaction costs of $1.0 million, partially offset by other immaterial decreases within general and administrative expense.

As a percentage of segment revenue, general and administrative expense increased 6% points for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due an increase in restructuring charges and transaction costs and a decrease in segment revenue period over period.

Depreciation and amortization

Depreciation and amortization expense increased $1.0 million, or 17%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in amortization related to internally developed software of $1.4 million, partially offset by a decrease in amortization related to intangible assets of $0.2 million.

As a percentage of segment revenue, depreciation and amortization expense increased 4% points for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in depreciation and amortization expense and a decrease in segment revenue period over period.

Nonsegment

Three months ended March 31, 2024 compared to three months ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Employee compensation	$16,764	$15,926	$838	5%
General and administrative	7,719	10,814	(3,095)	(29)%
Nonsegment operating expenses	$24,483	$26,740	$(2,257)	(8)%

Employee compensation

Employee compensation increased $0.8 million, or 5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in severance expense of $1.4 million, partially offset by a decrease in salaries, benefits and related payroll taxes of $0.7 million.

General and administrative

General and administrative expenses decreased $3.1 million, or 29%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in governance related expense of $1.8 million as a result of expense associated with activist shareholder activity during the three months ended March 31, 2023 and a decrease in restructuring charges and transaction costs of $1.4 million, partially offset by other immaterial increases within general and administrative expense.

Non-GAAP Financial Measures

In addition to reporting results according to GAAP, we also disclose certain non-GAAP financial measures to enhance the understanding of our operating performance. We believe these non-GAAP financial measures are useful supplemental metrics that provide greater transparency into our results of operations and can assist both management and investors in understanding and assessing the operational performance of our business on a consistent basis, as it removes the impact of non-cash or non-recurring items from operating results and provides an additional tool to compare our results with other companies in the industry, many of which present similar non-GAAP financial measures. Those measures include “adjusted EBITDA,” “adjusted net income,” “adjusted net income per diluted share" and "free cash flow."

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision, depreciation and amortization, non‑cash compensation expense, restructuring charges and transaction costs, severance expense, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, loss allocations from equity method investments and loss attributable to non‑controlling interest.

“Adjusted net income” represents net income (loss) before income tax provision, deferred revenue fair value adjustment, non‑cash interest expense, cash interest on our Convertible Notes, amortization of acquired intangibles, non‑cash compensation expense, restructuring charges and transaction costs, severance expense, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, loss allocations from equity method investments and loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

“Adjusted net income per diluted share” represents adjusted net income attributable to common stockholders divided by the diluted number of weighted-average shares outstanding. For purposes of the adjusted net income per share calculation, we assume all potential shares to be issued in connection with our Convertible Notes are dilutive.

"Free cash flow" represents net cash provided by (used in) operating activities less purchases of property and equipment and capitalization of internally developed software.

 Our Board and management use these non-GAAP financial measures:

•As measures of operating performance;
•For planning purposes, including the preparation of annual budgets;
•To allocate resources to enhance the financial performance of our business;
•To evaluate the effectiveness of our business strategies; and
•In communications with our Board concerning our financial performance.

Our Compensation Committee, Board and our management may also consider adjusted EBITDA and free cash flow, among other factors, when determining management’s incentive compensation.

We also present adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted EBITDA, adjusted net income and adjusted net income per diluted share provide comparisons from period to period by excluding potential differences caused by changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions, income tax provision (benefit), variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, restructuring charges and transaction costs, severance expense, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, loss allocations from equity method investments and loss attributable to non‑controlling interest. Our management also believes it is useful to exclude non‑cash compensation expense from adjusted EBITDA, adjusted net income and adjusted net income per diluted share because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. Free cash flow is useful to analyze cash flows generated from our business and our ability to fund our ongoing operations, debt service obligations and to fund potential acquisitions or other strategic activities.

We believe adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA, adjusted net income (loss), adjusted net income (loss) per diluted share and free cash flow as supplemental measures to evaluate the overall performance of companies, and we anticipate that our investors and analyst presentations will include adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow.

Adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenue, net income, operating income, or any other performance measures derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our profitability or liquidity.

We understand that, although adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow are frequently used by securities analysts and others in their evaluation of companies, these measures have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for an analysis of our results as reported under GAAP. In particular you should consider:

•Adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•Adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow do not reflect changes in, or cash requirements for, our working capital needs;

•Adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow do not reflect non‑cash components of employee compensation;

•Although depreciation and amortization are non‑cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, net cash paid for income taxes was $0.6 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. In the event that we generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow differently than we do, limiting their usefulness as a comparative measure.

Management compensates for the inherent limitations associated with using adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow to net income (loss), net income (loss) per share and net cash provided by (used in) operating activities, the most directly comparable GAAP measures. Further, our management also reviews GAAP measures and evaluates individual measures that are not included in some or all of our non‑GAAP financial measures, such as our level of capital expenditures and interest income, among other measures.

The following tables set forth reconciliations of GAAP financial measures to non-GAAP financial measures. See "Footnotes to GAAP to Non-GAAP Reconciliations" below for further detail on adjustments.

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Net income (loss)	$539	$(42,761)
Add (deduct):
Deferred revenue fair value adjustment (1)	—	52
Interest income	(1,983)	(1,358)
Interest expense	6,089	6,320
Income tax provision (2)(3)	1,505	23,769
Depreciation and amortization	33,892	31,520
Non-cash compensation expense (4)	18,898	19,453
Restructuring charges and transaction costs (5)	2,056	4,163
Severance expense (6)	3,425	6,188
Litigation, regulatory and other governance related expenses (7)	2,288	3,074
Foreign currency (8)	275	33
Non-income tax expense adjustment (9)	(49)	(168)
Loss allocations from equity method investments (10)	2,283	2,940
Loss attributable to non-controlling interest (11)	1,160	778
Adjusted EBITDA	$70,378	$54,003

The following table sets forth a reconciliation of net income (loss) to adjusted net income and adjusted net income per diluted share:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands, except share and per share information)
Net income (loss)	$539	$(42,761)
Income tax provision (2)(3)	1,505	23,769
Income (loss) before income tax provision	2,044	(18,992)
Add (deduct):
Deferred revenue fair value adjustment (1)	—	52
Non-cash interest expense (12)	1,405	1,442
Cash interest - Convertible Notes (13)	4,369	4,565
Amortization of acquired intangibles (14)	14,742	16,940
Non-cash compensation expense (4)	18,898	19,453
Restructuring charges and transaction costs (5)	2,056	4,163
Severance expense (6)	3,425	6,188
Litigation, regulatory and other governance related expenses (7)	2,288	3,074
Foreign currency (8)	275	33
Non-income tax expense adjustment (9)	(49)	(168)
Loss allocations from equity method investments (10)	2,283	2,940
Loss attributable to non-controlling interest (11)	1,160	778
Adjusted net income before income tax effect	52,896	40,468
Income tax effect (15)	(13,489)	(10,319)
Adjusted net income	$39,407	$30,149

Basic number of weighted average shares outstanding	54,884,074	54,143,259
Effect of dilutive shares:
Convertible Notes	10,811,884	11,470,645
Non-vested RSUs and PSUs	473,738	463,719
Options to purchase common stock	27,254	88,323
Diluted number of weighted average shares outstanding	66,196,950	66,165,946
Adjusted net income per diluted share	$0.60	$0.46

The following table sets forth a reconciliation of net cash provided by (used in) operating activities to free cash flow:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$1,944	$(33,673)
Less: Purchases of property and equipment	(1,900)	(4,402)
Less: Capitalization of internally developed software	(19,953)	(23,664)
Free cash flow	$(19,909)	$(61,739)

The following tables set forth the reconciliation income (loss) from operations to adjusted EBITDA for each segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Income (loss) from operations	$38,930	$(5,739)	$(24,483)	$8,708
Add (deduct):
Depreciation and amortization	26,818	7,074	—	33,892
Non-cash compensation expense (4)	11,387	1,864	5,647	18,898
Restructuring charges and transaction costs (5)	43	679	1,334	2,056
Severance expense (6)	1,804	13	1,608	3,425
Litigation, regulatory and other governance related expenses (7)	—	2,288	—	2,288
Non-income tax expense adjustment (9)	(49)	—	—	(49)
Loss attributable to non-controlling interest (11)	1,160	—	—	1,160
Adjusted EBITDA	$80,093	$6,179	$(15,894)	$70,378

	Three months ended March 31, 2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Income (loss) from operations	$22,598	$(6,915)	$(26,740)	$(11,057)
Add:
Deferred revenue fair value adjustment (1)	52	—	—	52
Depreciation and amortization	25,492	6,028	—	31,520
Non-cash compensation expense (4)	11,467	2,437	5,549	19,453
Restructuring charges and transaction costs (5)	1,139	243	2,781	4,163
Severance expense (6)	3,799	2,205	184	6,188
Litigation, regulatory and other governance related expenses (7)	—	1,324	1,750	3,074
Non-income tax expense adjustment (9)	(102)	(66)	—	(168)
Loss attributable to non-controlling interest (11)	778	—	—	778
Adjusted EBITDA	$65,223	$5,256	$(16,476)	$54,003

Footnotes to GAAP to Non-GAAP Reconciliations

(1)Deferred revenue fair value adjustment represents the effect of purchase accounting on the fair value of acquired deferred revenue in accordance with ASC 606.
(2)For the three months ended March 31, 2024 and 2023, the effective tax rate computed in accordance with GAAP equaled 73.6% and (125.2)%, respectively.
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
(10)Loss allocations from equity method investments represents gains and losses from our various equity method investments. These investments are not part of our core business and the ventures associated with these investments generally are start-up or early-stage businesses where we have limited influence over their operational and financial policies. The results of operations for each of these investments can vary significantly from period to period and do not represent the Company’s ongoing operations.
(11)Loss attributable to non-controlling interest represents the loss attributable to the Company’s minority economic interest in a private company excluding the impact of non-cash or non-recurring items included within other line items. Although the Company consolidates its minority interest in a private company as a result of its ability to control this private company interest through majority representation on the board, the Company has excluded loss attributable to non-controlling interest as it owns a minority economic interest in the private company. This private company is a start-up business and the results of its operations vary significantly from period to period and are not representative of the Company’s financial performance.
(12)Non-cash interest expense represents third-party costs incurred in securing debt and are amortized over the term of the debt. We exclude non-cash interest expense because the Company does not view this expense as reflective of our core operating performance as it is a non-cash expense.
(13)For purposes of computing adjusted net income and adjusted net income per share, the Company always assumes the convertible notes to be fully converted for all periods presented. Therefore, cash interest for convertible notes is added to adjusted net income in accordance with the if-converted method.
(14)Amortization of acquired intangibles represents non-cash amortization expense from intangible assets acquired through acquisitions. The fair value of these acquired intangible assets are estimates and the Company does not view it as reflective of our core operating performance as it is a non-cash expense.
(15)Income tax effect represents the tax effect of Non-GAAP adjustments as described above and is calculated using an estimated normalized tax rate of 25.5% for both the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, we had total cash and cash equivalents of $61.2 million, no amounts outstanding under the Revolving Credit Facility and $500.0 million available to borrow under the Revolving Credit Facility, subject to covenant compliance.

Cash Flows

The following table presents a summary of our cash flows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$1,944	$(33,673)
Net cash used in investing activities	(24,658)	(58,756)
Net cash provided by (used in) financing activities	3,637	(20,660)
Effect of exchange rate on changes on cash	(2)	3,580
Net change in cash and cash equivalents due to cash reclassified to assets held for deconsolidation	(11,073)	—
Net change in cash and cash equivalents	$(30,152)	$(109,509)

Operating Activities

Net cash provided by operating activities increased $35.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase of $40.1 million in cash provided by our business operations, partially offset by a decrease of $4.5 million in cash provided due to timing of payments within our working capital accounts. Our working capital is affected by the timing of payments related to several items, including but not limited to, employee incentives, income tax payments and cash collections from our clients. For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, the decrease of $4.5 million in cash provided within our working capital accounts is primarily related to timing of cash collections from our clients and cash payment timing differences within accounts payable and accrued expenses and prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities decreased $34.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in cash used related to an issuance of loan receivable to a private company of $20.0 million, a decrease in cash used to acquire proprietary technology of $10.0 million, a decrease in capitalization of internally developed software of $3.7 million and a decrease in cash used to purchase property and equipment of $2.5 million.

Financing Activities

Net cash provided by financing activities increased $24.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to cash proceeds from capital contributions received by non-controlling interest of $12.0 million, a decrease in cash used for share repurchases of $9.8 million and a decrease in cash paid related to tax withholdings for stock-based compensation of $2.3 million.

Commitments and Off-Balance Sheet Arrangements

Purchase Obligations and Indemnifications

See “Part I, Item 1, Note 19—Commitments and Contingencies, Purchase Obligations and Indemnifications.”

Acquisition of Redi2 Technologies

See “Part I, Item 1, Note 19—Commitments and Contingencies” for details related to this transaction.

Legal Proceedings

See “Part I, Item 1, Note 19—Commitments and Contingencies, Legal Proceedings” for legal proceedings details.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. See "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements in our Annual Report for significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report include, but are not limited to, the discussion of estimates used for recognition of revenue, impairment of goodwill and acquired intangible assets and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market, foreign currency or interest rate risks as discussed in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Note 19—Commitments and Contingencies, Legal Proceedings is incorporated herein by reference.

Item 1A. Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report when making investment decisions regarding our securities. The risk factors that were disclosed in our Annual Report have not materially changed since the date the Annual Report was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

In 2016, the Company announced that our Board had authorized a share repurchase program under which the Company may repurchase up to 2.0 million shares of its common stock. The timing and volume of share repurchases will be determined by the Company's management based on its ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions.

There were no purchases of equity securities made under the share repurchase program during the three months ended March 31, 2024. As of March 31, 2024, 0.3 million shares are still available to be purchased under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

See the exhibit index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Separation and Release Agreement with William Crager (filed as Exhibit 10.1 to the Company's Form 8-K filed January 8, 2024 and incorporated by reference herein).*
10.2	Interim Executive Agreement with James Fox (filed as Exhibit 10.2 to the Company's Form 8-K filed January 8, 2024 and incorporated by reference herein).*
10.3	Amendment to Interim Executive Agreement with James Fox (filed as Exhibit 10.1 to the Company's Form 8-K filed March 15, 2024 and incorporated by reference herein).*
10.4	Employment Agreement with William Crager (filed as Exhibit 10.1 to the Company's Form 8-K filed March 28, 2024 and incorporated by reference herein).*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (iii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2024 and 2023; (vi) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Quarterly Report are defined below:

Abbreviations or Acronyms	Definition
2010 Plan	2010 Long-Term Incentive Plan
2019 Equity Plan	2019 Acquisition Equity Incentive Plan
AETR	Annual effective tax rate
Annual Report	Form 10-K for the year ended December 31, 2023
ASC	Accounting Standards Codification™
ASC 310	Accounting Standards Codification Topic 310, Receivables
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740-270	Accounting Standards Codification Topic 740, Income Taxes—Interim Reporting
ASC 842	Accounting Standards Codification Topic 842, Leases
ASU	Accounting Standards Update
Board	Board of Directors
Company	Envestnet, Inc. and its subsidiaries
Convertible Notes due 2023	$45.0 million of remaining aggregate principal amount of convertible notes with an interest rate of 1.75% per year that matured and were settled on June 1, 2023.
Convertible Notes due 2025	$317.5 million of remaining aggregate principal amount of convertible notes with an interest rate of 0.75% per year that mature on August 15, 2025.
Convertible Notes due 2027	$575.0 million aggregate principal amount of convertible notes with an interest rate of 2.625% per year that mature on December 1, 2027.
Envestnet	Envestnet, Inc.
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FinancialApps	FinancialApps, LLC
FinTech	Financial Technology
GAAP	United States Generally Accepted Accounting Principles
IRC Section 174	Internal Revenue Code of 1986, Section 174: Amortization of Research and Experimental Expenditures
Convertible Notes	Collectively the Convertible Notes due 2023, Convertible Notes due 2025 and Convertible Notes due 2027
PSU	Performance-based restricted stock unit
Quarterly Report	Form 10-Q for the quarter ended March 31, 2024
R&D	Research and Development.
Redi2	Redi2 Technologies Inc.
Redi2 acquisition	Stock purchase agreement between Envestnet and Redi2 Technologies, dated as of June 24, 2022
Revolving Credit Facility	Revolving credit facility of $500.0 million pursuant to the Third Amended and Restated Credit Agreement
RIAs	Registered investment advisors
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
TCS	Tata Consultancy Services
Truelytics	Truelytics, Inc.
U.S.	United States
Waiver	Waiver with respect to the Revolving Credit Facility
Yodlee	Yodlee, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: May 8, 2024	By:	/s/ James L. Fox
James L. Fox
Interim Chief Executive Officer
Principal Executive Officer

Date: May 8, 2024	By:	/s/ Joshua B. Warren
Joshua B. Warren
Chief Financial Officer
Principal Financial Officer

Date: May 8, 2024	By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer