Form 10-Q
period 2024-06-30
ENVESTNET, INC.
filed 2024-08-09
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of August 2, 2024, Envestnet, Inc. had 55,236,289 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$121,967	$91,378
Fees receivable, net	129,252	120,958
Prepaid expenses and other current assets	57,899	51,472
Total current assets	309,118	263,808
Property and equipment, net	45,641	48,223
Internally developed software, net	205,090	224,713
Intangible assets, net	311,868	338,068
Goodwill	690,885	806,563
Operating lease right-of-use assets, net	65,257	69,154
Investments in unconsolidated entities	96,755	56,292
Other assets	70,358	70,431
Total assets	$1,794,972	$1,877,252
Liabilities and equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$225,508	$241,424
Operating lease liabilities	12,149	12,909
Deferred revenue	34,567	38,201
Current portion of debt	—	314,532
Total current liabilities	272,224	607,066
Debt, net of current portion	879,079	562,080
Operating lease liabilities, net of current portion	95,294	100,830
Deferred tax liabilities, net	15,208	16,568
Other liabilities	16,820	16,202
Total liabilities	1,278,625	1,302,746
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 71,810,625 and 71,129,801 shares issued as of June 30, 2024 and December 31, 2023, respectively; 55,221,888 and 54,773,662 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	358	355
Treasury stock at cost, 16,588,737 and 16,356,139 shares as of June 30, 2024 and December 31, 2023, respectively	(284,728)	(272,573)
Additional paid-in capital	1,243,483	1,206,627
Accumulated deficit	(434,339)	(357,651)
Accumulated other comprehensive loss	(8,427)	(8,567)
Total stockholders’ equity attributable to Envestnet, Inc.	516,347	568,191
Non-controlling interest	—	6,315
Total equity	516,347	574,506
Total liabilities and equity	$1,794,972	$1,877,252

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Asset-based	$219,485	$185,762	$422,101	$362,694
Subscription-based	117,988	114,959	235,450	232,038
Total recurring revenue	337,473	300,721	657,551	594,732
Professional services and other revenue	10,800	11,713	15,672	16,409
Total revenue	348,273	312,434	673,223	611,141
Operating expenses:
Direct expense	144,351	124,209	270,984	233,888
Employee compensation	104,066	117,097	207,718	231,312
General and administrative	52,924	54,375	104,989	108,725
Depreciation and amortization	45,733	32,065	79,625	63,585
Goodwill impairment	96,269	—	96,269	—
Gain on deconsolidation	(19,523)	—	(19,523)	—
Total operating expenses	423,820	327,746	740,062	637,510
Loss from operations	(75,547)	(15,312)	(66,839)	(26,369)
Other expense, net	(4,788)	(5,016)	(9,169)	(10,011)
Loss before income tax provision (benefit) and equity method investments	(80,335)	(20,328)	(76,008)	(36,380)
Income tax provision (benefit)	(652)	418	853	24,187
Gain (loss) from equity method investments	482	(2,386)	(1,801)	(5,326)
Net loss	(79,201)	(23,132)	(78,662)	(65,893)
Add: Net loss attributable to non-controlling interest	—	1,716	1,974	3,249
Net loss attributable to Envestnet, Inc.	$(79,201)	$(21,416)	$(76,688)	$(62,644)
Net loss attributable to Envestnet, Inc. per share:
Basic and diluted	$(1.44)	$(0.39)	$(1.39)	$(1.15)
Weighted average common shares outstanding:
Basic and diluted	55,143,013	54,439,733	55,013,544	54,289,443

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss attributable to Envestnet, Inc.	$(79,201)	$(21,416)	$(76,688)	$(62,644)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	144	(96)	140	4,181
Total other comprehensive income (loss), net of tax	144	(96)	140	4,181
Comprehensive loss attributable to Envestnet, Inc.	$(79,057)	$(21,512)	$(76,548)	$(58,463)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
					Additional	Other		Non-
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2023	71,129,801	$355	(16,356,139)	$(272,573)	$1,206,627	$(8,567)	$(357,651)	$6,315	$574,506
Net income (loss)	—	—	—	—	—	—	2,513	(1,974)	539
Other comprehensive loss, net of tax	—	—	—	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	—	—	18,572	—	—	326	18,898
Issuance of common stock, vesting of RSUs and PSUs	483,237	3	—	—	—	—	—	—	3
Net cash paid related to tax withholding for stock-based compensation	—	—	(177,932)	(8,449)	—	—	—	—	(8,449)
Proceeds from the exercise of stock options	20,033	—	—	—	71	—	—	—	71
Proceeds from capital contributions received by non-controlling interest	—	—	—	—	—	—	—	12,012	12,012
Other	—	—	—	—	—	—	—	(258)	(258)
Balance, March 31, 2024	71,633,071	358	(16,534,071)	(281,022)	1,225,270	(8,571)	(355,138)	16,421	597,318
Net loss	—	—	—	—	—	—	(79,201)	—	(79,201)
Other comprehensive income, net of tax	—	—	—	—	—	144	—	—	144
Stock-based compensation expense	—	—	—	—	17,822	—	—	—	17,822
Issuance of common stock, vesting of RSUs and PSUs	161,219	—	—	—	—	—	—	—	—
Net cash paid related to tax withholding for stock-based compensation	—	—	(54,666)	(3,706)	—	—	—	—	(3,706)
Proceeds from the exercise of stock options	16,335	—	—	—	653	—	—	—	653
Deconsolidation of non-controlling interest	—	—	—	—	—	—	—	(16,421)	(16,421)
Other	—	—	—	—	(262)		—	—	(262)
Balance, June 30, 2024	71,810,625	$358	(16,588,737)	$(284,728)	$1,243,483	$(8,427)	$(434,339)	$—	$516,347

						Accumulated
					Additional	Other		Non-
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2022	70,025,733	$350	(16,011,907)	$(253,551)	$1,135,284	$(8,589)	$(118,927)	$13,037	$767,604
Net loss	—	—	—	—	—	—	(41,228)	(1,533)	(42,761)
Other comprehensive income, net of tax	—	—	—	—	—	4,277	—	—	4,277
Stock-based compensation expense	—	—	—	—	19,345	—	—	108	19,453
Issuance of common stock, vesting of RSUs and PSUs	524,316	2	—	—	—	—	—	—	2
Net cash paid related to tax withholding for stock-based compensation	—	—	(173,612)	(10,732)	—	—	—	—	(10,732)
Proceeds from the exercise of stock options	37,454	—	—	—	367	—	—	—	367
Purchase of non-controlling units from third-party shareholders	—	—	—	—	(984)	—	—	(24)	(1,008)
Other	—	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2023	70,587,503	352	(16,185,519)	(264,283)	1,154,012	(4,312)	(160,155)	11,566	737,180
Net loss	—	—	—	—	—	—	(21,416)	(1,716)	(23,132)
Other comprehensive loss, net of tax	—	—	—	—	—	(96)	—	—	(96)
Stock-based compensation expense	—	—	—	—	21,347	—	—	43	21,390
Issuance of common stock, vesting of RSUs and PSUs	162,770	1	—	—	—	—	—	—	1
Net cash paid related to tax withholding for stock-based compensation	—	—	(55,971)	(3,042)	—	—	—	—	(3,042)
Proceeds from the exercise of stock options	2,500	—	—	—	105	—	—	—	105
Other	—	—	—	—	—	—	—	52	52
Balance, June 30, 2023	70,752,773	$353	(16,241,490)	$(267,325)	$1,175,464	$(4,408)	$(181,571)	$9,945	$732,458

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(78,662)	$(65,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,625	63,585
Non-cash compensation expense	36,720	40,843
Non-cash interest expense	2,817	2,251
Non-cash goodwill impairment	96,269	—
Non-cash gain on deconsolidation	(19,523)	—
Loss from equity method investments	1,801	5,326
Lease related impairments	—	2,483
Other	2,120	(218)
Changes in operating assets and liabilities:
Fees receivable, net	(12,813)	(22,357)
Prepaid expenses and other assets	(5,745)	(6,762)
Accounts payable, accrued expenses and other liabilities	(14,049)	20,070
Deferred revenue	2,494	(852)
Net cash provided by operating activities	91,054	38,476
Cash flows from investing activities:
Purchases of property and equipment	(5,172)	(16,735)
Capitalization of internally developed software	(38,751)	(46,801)
Deconsolidation of non-controlling interest	(11,073)	—
Investments in private companies	(3,055)	(1,450)
Acquisition of proprietary technology	(3,000)	(12,000)
Issuance of loan receivable to private company	—	(20,000)
Other	—	319
Net cash used in investing activities	(61,051)	(96,667)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	—	40,000
Payments related to Revolving Credit Facility	—	(20,000)
Payments related to Convertible Notes	—	(45,000)
Proceeds from exercise of stock options	724	472
Payments related to tax withholdings for stock-based compensation	(12,155)	(13,774)
Payments related to share repurchases	—	(9,289)
Proceeds from capital contributions received by non-controlling interest	12,012	—
Purchase of non-controlling units from third-party shareholders	—	(1,008)
Other	3	3
Net cash provided by (used in) financing activities	584	(48,596)
Effect of exchange rate on changes on cash and cash equivalents	2	3,633
Net change in cash and cash equivalents	30,589	(103,154)
Cash and cash equivalents, beginning of period	91,378	162,173
Cash and cash equivalents, end of period	$121,967	$59,019
Supplemental disclosures of cash flow information
Net cash paid for income taxes	$6,098	$3,223
Cash paid for interest	$9,370	$10,600
Supplemental disclosure of non-cash activities
Conversion of equity method investee loan to shares	$—	$4,129
Right-of-use assets obtained in exchange for lease liabilities, net	$—	$380
Purchase of property and equipment included in accounts payable, accrued expenses and other liabilities	$—	$2,029
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

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2023 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2024 and results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations to be expected for other interim periods or for the full fiscal year.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Correction of Immaterial Errors

In July 2024, the Company identified that as a result of a clerical error an event of default had occurred pursuant to the indenture under which the Convertible Notes due 2025 had been issued, and therefore the Convertible Notes due 2025 should have been classified as current debt instead of as non-current debt as previously recorded in the condensed consolidated balance sheets. Upon identification, the Company promptly cured the technical default. Upon analysis, the Company concluded that the classification error was immaterial in prior period financial statements as the event of default was caused by a clerical error and was not reflective of noncompliance with any factors impacting the Company’s liquidity or financial covenants. If the Company had identified the technical default in the prior period and classified the debt as current, the matter would have been disclosed and promptly resolved. Therefore, amendment of previously filed reports was not required. However, the Company corrected this immaterial error in the prior year reported within this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. This adjustment resulted in an increase in Current portion of debt of $314.5 million and a corresponding decrease to Debt, net of current portion of $314.5 million in the condensed consolidated balance sheets as of December 31, 2023.
During the fourth quarter of 2023, the Company identified that the arrangement with a third-party for the use of cloud hosted virtual servers which was previously accounted for as a finance lease transaction and included as a component of property and equipment, net in the condensed consolidated balance sheets should have been recognized as a prepayment included within prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets. The Company concluded that the classification of these transactions was immaterial in prior period financial statements and that amendment of previously filed reports was not required. However, the Company corrected this immaterial error in the prior period reported within this Quarterly Report.
In the condensed consolidated statements of operations these adjustments resulted in an increase in direct expense of $0.7 million, an increase in general and administrative expense of $1.1 million and a corresponding decrease in depreciation and amortization expense of $1.8 million for the three months ended June 30, 2023 and an increase in direct expense of $1.4 million, an increase in general and administrative expense of $1.8 million and a corresponding decrease in depreciation and amortization expense of $3.2 million for the six months ended June 30, 2023. In the condensed consolidated statements of cash flows for the six months ended June 30, 2023, these adjustments resulted in a decrease in net cash provided by operating activities of $0.8 million and a corresponding decrease in net cash provided by (used in) financing activities of $0.8 million.
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates under different assumptions or conditions.

 Reclassifications

Certain amounts in the condensed consolidated balance sheets as of December 31, 2023, the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 have been reclassified to conform to the current period presentation. These reclassifications did not change the previously reported total assets, total liabilities and equity, net income (loss) attributable to Envestnet, Inc., or net change in cash and cash equivalents and did not affect the condensed consolidated statements of comprehensive income (loss) or condensed consolidated statements of stockholders' equity.

Related Party Transactions

The Company has an approximate 3.7% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenue from the private services company totaled $2.1 million and $3.3 million for the three months ended June 30, 2024 and 2023, respectively. Revenue from the private services company totaled $4.7 million and $6.9 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company recorded a net receivable from the private services company of $0.4 million and $1.7 million, respectively.

The Company has an approximate 40.0% membership interest in another private company that it accounts for using the equity method of accounting and is considered to be a related party (See "Note 9—Investments in Unconsolidated Entities").

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Investments

The Company has investments in private companies for which it has significant influence that are recorded using the equity method of accounting. The Company uses the equity method of accounting because of its less than 50% ownership and/or lack of control in these companies. These investments are included in investments in unconsolidated entities in the condensed consolidated balance sheets. The Company records the portion of its earnings or losses in these privately held companies’ net income or loss on a one quarter lag from the actual results of operations in gain (loss) from equity method investments in the condensed consolidated statements of operations.

The Company owns equity interests in various privately held companies for which it does not have significant influence, there is no readily determinable fair value, and its investment qualifies for recognition under the measurement alternative at cost minus impairment, if any, plus or minus fair value changes when there are observable price changes. These investments are included in investments in unconsolidated entities in the condensed consolidated balance sheets. The Company records fair value adjustments resulting from observable price changes in other income (expense), net in the condensed consolidated statements of operations.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
3.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Prepaid technology	$17,495	$14,630
Income tax prepayments and receivables	12,223	9,625
Prepaid data servers	6,132	7,991
Non-income tax receivable	4,030	4,041
Prepaid insurance	3,816	2,785
Other	14,203	12,400
Total prepaid expenses and other current assets	$57,899	$51,472

4.Internally Developed Software, Net

Internally developed software, net consisted of the following:

		June 30,	December 31,
	Estimated Useful Life	2024	2023

		(in thousands)
Internally developed software	5 years	$416,849	$405,078
Less: accumulated amortization		(211,759)	(180,365)
Internally developed software, net		$205,090	$224,713

Due to a change in technology needs of the business, $12.9 million of net capitalized internally developed software costs, the majority of which was included within the Envestnet Wealth Solutions segment, was written off and included within depreciation and amortization expense in the condensed consolidated statements of operations during the three and six months ended June 30, 2024.

5.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	June 30,	December 31,
	2024	2023

	(in thousands)
United States	$248,351	$270,381
India	2,380	2,555
Total long-lived assets, net	$250,731	$272,936

See “Note 14—Revenue and Direct Expense” for detail of revenue by geographic area.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
6.Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)
Customer lists	$593,200	$(335,834)	$257,366	$604,080	$(327,042)	$277,038
Proprietary technologies	89,857	(39,605)	50,252	93,058	(37,052)	56,006
Trade names	11,000	(6,750)	4,250	15,700	(10,676)	5,024
Total intangible assets	$694,057	$(382,189)	$311,868	$712,838	$(374,770)	$338,068

During the six months ended June 30, 2024 and 2023, the Company retired fully amortized intangible assets with historical costs of $21.8 million and $17.5 million, respectively.

The estimated future amortization expense of the Company's intangible assets as of June 30, 2024 was as follows (in thousands):

Remainder of 2024	$28,595
2025	54,573
2026	47,048
2027	38,272
2028	30,896
Thereafter	112,484
Total	$311,868

7.Depreciation and Amortization Expense

Depreciation and amortization expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Intangible asset amortization	$14,457	$15,720	$29,199	$32,660
Internally developed software amortization (1)	28,238	12,398	44,106	23,488
Property and equipment depreciation	3,038	3,947	6,320	7,437
Total depreciation and amortization	$45,733	$32,065	$79,625	$63,585
_________________________________________________________
(1) $12.9 million of net capitalized internally developed software costs was written off and included within internally developed software amortization expense during the three and six months ended June 30, 2024. See Note 4—Internally Developed Software, Net for further information.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
8.Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Balance as of December 31, 2023	$710,326	$96,237	$806,563
Deconsolidation of non-controlling interest	(19,409)	—	(19,409)
Goodwill impairment	—	(96,269)	(96,269)
Foreign currency translation and other	(32)	32	—
Balance as of June 30, 2024	$690,885	$—	$690,885

Goodwill Impairment

Due to a strategic shift of business priorities for the Envestnet Data & Analytics segment, which was considered an event or change in circumstance that required an assessment of goodwill for impairment as of June 30, 2024, the Company performed a quantitative goodwill impairment analysis for the reporting unit to determine whether there was an impairment as of June 30, 2024. The impairment test identified that the carrying value of the Envestnet Data & Analytics reporting unit exceeded its fair value, which resulted in the recognition of a non-cash impairment charge to goodwill of $96.3 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. Although the Company recorded this impairment charge in the second quarter of 2024, future charges may occur if certain estimates and assumptions change significantly, and such charges could be material.

9.Investments in unconsolidated entities

As of December 31, 2023, the Company held a controlling financial interest in a private company due to its majority representation on the company’s board and, as such, used the consolidation method of accounting to include this private company’s assets, liabilities and results of operations within the Envestnet Wealth Solutions segment of the Company’s condensed consolidated financial statements.

Effective April 1, 2024, the Company no longer had majority representation of the company's board and therefore no longer had a controlling financial interest in this private company. This resulted in the deconsolidation of this private company's assets, liabilities and results of operations and the recognition of a $19.5 million non-cash gain included within gain on deconsolidation in the condensed consolidated statements of operations during the three and six months ended June 30, 2024. This transaction did not represent a strategic shift and therefore did not meet the criteria to be classified as discontinued operations. The Company applied the equity method to account for its non-controlling investment in this private company starting April 1, 2024 and included the fair value of the investment of $41.9 million in investments in unconsolidated entities in the condensed consolidated balance sheets as of June 30, 2024.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
10.Other Assets

On January 31, 2023, the Company entered into a Convertible Promissory Note with a customer of the Company's business, a privately held company, whereby the Company was issued a convertible promissory note with a principal amount of $20.0 million and a stated interest rate of 8.0% per annum. The Convertible Promissory Note has a maturity date of January 31, 2026 and is convertible into common stock or preferred stock of the privately held company upon qualified financing events or corporate transactions. During the three months ended June 30, 2024 and 2023, interest income related to the Convertible Promissory Note included in other expense, net in the condensed consolidated statements of operations was $0.4 million and $0.4 million, respectively. During the six months ended June 30, 2024 and 2023, interest income related to the Convertible Promissory Note was $0.8 million and $0.7 million, respectively.

The Company accounts for this Convertible Promissory Note as a loan receivable in accordance with ASC 310 as it is not a security and includes it in other assets in the condensed consolidated balance sheets. Credit impairment is measured as the difference between this loan receivable’s amortized cost and its estimated recoverable value, which is the present value of its expected future cash flows discounted at the effective interest rate. There was no impairment for this investment during the six months ended June 30, 2024.

11.Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Accrued investment manager fees	$125,529	$106,612
Accrued compensation and related taxes	52,136	72,466
Accounts payable	19,437	35,738
Accrued professional services	17,132	14,289
Accrued technology	4,142	4,151
Accrued interest	2,473	2,473
Other accrued expenses	4,659	5,695
Total accounts payable, accrued expenses and other current liabilities	$225,508	$241,424

As of June 30, 2024, the Company had an ending liability balance of $4.5 million primarily in connection with a reduction in force initiative that began during the first quarter of 2023. The Company anticipates approximately $1.9 million to be paid during the remainder of 2024, $1.7 million to be paid throughout 2025, with the remaining balance paid through 2030. Expenses related to this reduction in force initiative are included in employee compensation expense in the condensed consolidated statements of operations.

The following table presents a reconciliation of the beginning and ending liability balance related to this effort, of which $2.8 million is included within accrued compensation and related taxes in the table above:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Balance as of December 31, 2023	$9,793	$486	$—	$10,279
Severance expense	2,436	13	1,645	4,094
Cash payments	(7,754)	(499)	(1,645)	(9,898)
Balance as of June 30, 2024	$4,475	$—	$—	$4,475

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
12.Debt

The following tables set forth the carrying value and estimated fair value of the Company's debt obligations as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—
Convertible Notes due 2025	317,500	(2,060)	315,440	307,778
Convertible Notes due 2027	575,000	(11,361)	563,639	614,244
Total debt	$892,500	$(13,421)	$879,079	$922,022

	December 31, 2023
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—
Convertible Notes due 2025	317,500	(2,968)	314,532	294,958
Convertible Notes due 2027	575,000	(12,920)	562,080	571,746
Total debt	$892,500	$(15,888)	$876,612	$866,704

The Company issued $517.5 million aggregate principal amount of 0.75% Convertible Notes due 2025 in August 2020. As of June 30, 2024, $317.5 million aggregate principal of the Convertible Notes due 2025 remained outstanding. Pursuant to the indenture under which the Convertible Notes due 2025 were issued, the Company was required to remove a restrictive legend on the Convertible Notes due 2025 relating to restrictions on transfer under the Securities Act of 1933, as amended, on or before September 9, 2021. Due to a clerical error, the restrictive legend was not removed until June 18, 2022. As a result of its failure to remove the legend on a timely basis, the Company was required to pay certain amounts of additional interest and interest thereon after February 15, 2022. Failure to pay the Additional Interest constituted an event of default under the Indenture. The event of default under the Indenture was cured with the payment of an immaterial amount of Additional Interest, as well as certain penalties, in August 2024. In addition, the event of default under the Indenture resulted in an event of default under the Revolving Credit Facility due to a cross-default provision in the Revolving Credit Facility. The resulting event of default was waived by the required lenders under the Revolving Credit Facility in August 2024. As a result, the Company was in compliance with the covenants contained in the Indenture and the Revolving Credit Facility as of August 9, 2024 and any and all existing defaults and events of default that had arisen or may have arisen therefrom were cured.

Revolving Credit Facility

The Revolving Credit Facility provides for a $500.0 million revolving line of credit, including a sub-facility for a $20.0 million letter of credit. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, debt issuance costs related to the Revolving Credit Facility included in prepaid expenses and other current assets in the condensed consolidated balance sheets were $0.7 million and $0.7 million, respectively, and included in other assets in the condensed consolidated balance sheets were $1.1 million and $1.5 million, respectively.

The Revolving Credit Facility contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio.

On February 20, 2024, the Company entered into a Waiver with respect to the Revolving Credit Facility, between the Company, the Guarantors party thereto from time to time, the Lenders party thereto from time to time and Bank of Montreal, as

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
administrative agent. Under the Waiver, the Lenders party thereto waived the events of default resulting from the non-compliance with the Total Leverage Ratio financial covenant for the fiscal quarters ended on March 31, 2023 and June 30, 2023. The Company was in compliance with all other covenants in the Revolving Credit Facility as of June 30, 2024.

Interest Expense

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Convertible Notes interest	$4,369	$4,543	$8,738	$9,108
Amortization of debt discount and issuance costs	1,412	1,427	2,817	2,869
Undrawn and other fees	316	311	631	624
Revolving Credit Facility interest	—	250	—	250
Total interest expense	$6,097	$6,531	$12,186	$12,851

The effective interest rate of the Convertible Notes was equal to the stated interest rate plus the amortization of the debt issuance costs and is set forth below:

	June 30,
	2024	2023

Convertible Notes due 2025	1.3%	1.3%
Convertible Notes due 2027	3.2%	3.2%

13.Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities measured at fair value on a recurring basis, based on the three-tier fair value hierarchy, as described in detail within the Company's Annual Report:

	June 30, 2024
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$56,680	$56,680	$—	$—
Assets to fund deferred compensation liability	11,444	—	—	11,444
Total assets	$68,124	$56,680	$—	$11,444
Liabilities:
Deferred compensation liability	$8,917	$8,917	$—	$—
Total liabilities	$8,917	$8,917	$—	$—

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	December 31, 2023
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$51,653	$51,653	$—	$—
Assets to fund deferred compensation liability	10,961	—	—	10,961
Total assets	$62,614	$51,653	$—	$10,961
Liabilities:
Deferred compensation liability	$8,045	$8,045	$—	$—
Total liabilities	$8,045	$8,045	$—	$—
The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances cause the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the six months ended June 30, 2024.

Fair Value of Assets Used to Fund the Deferred Compensation Liability

The table below presents a reconciliation of the assets used to fund the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III):

Fair Value of Assets Used to Fund Deferred Compensation Liability

(in thousands)
Balance as of December 31, 2023	$10,961
Fair value adjustments and fees	483
Balance as of June 30, 2024	$11,444

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

Fair Value of Debt Agreements

The Company considered its Convertible Notes to be Level II liabilities as of June 30, 2024 and December 31, 2023, and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on June 30, 2024 and December 31, 2023, respectively (See “Note 12—Debt”).

Fair Value of Other Financial Assets and Liabilities

The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities as of June 30, 2024 and December 31, 2023, based upon the short-term nature of these assets and liabilities.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
14.Revenue and Direct Expense

Disaggregation of Revenue

The following table presents the Company’s revenue by segment disaggregated by major source:

	Three Months Ended June 30,
	2024			2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Revenue:
Asset-based	$219,485	$—	$219,485	$185,762	$—	$185,762
Subscription-based	84,734	33,254	117,988	79,744	35,215	114,959
Total recurring revenue	304,219	33,254	337,473	265,506	35,215	300,721
Professional services and other revenue	7,889	2,911	10,800	10,318	1,395	11,713
Total revenue	$312,108	$36,165	$348,273	$275,824	$36,610	$312,434

	Six Months Ended June 30,
	2024			2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Revenue:
Asset-based	$422,101	$—	$422,101	$362,694	$—	$362,694
Subscription-based	168,902	66,548	235,450	160,214	71,824	232,038
Total recurring revenue	591,003	66,548	657,551	522,908	71,824	594,732
Professional services and other revenue	10,915	4,757	15,672	13,565	2,844	16,409
Total revenue	$601,918	$71,305	$673,223	$536,473	$74,668	$611,141

The following table presents the Company’s revenue disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
United States	$342,749	$306,946	$662,320	$600,160
International	5,524	5,488	10,903	10,981
Total revenue	$348,273	$312,434	$673,223	$611,141

Remaining Performance Obligations

As of June 30, 2024, the Company's estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $546.9 million. The Company expects to recognize approximately 22% of this revenue during the remainder of 2024, approximately 56% throughout 2025 and 2026, with the balance recognized thereafter. These remaining performance obligations are not indicative of revenue for future periods.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Contract Balances

Total deferred revenue as of June 30, 2024 decreased by $4.0 million from December 31, 2023, primarily the result of timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue as of June 30, 2024 will be recognized over the course of the next twelve months.

The amount of revenue recognized for the three months ended June 30, 2024 and 2023 that was included in the opening deferred revenue balance was $8.0 million and $11.5 million, respectively. The amount of revenue recognized for the six months ended June 30, 2024 and 2023 that was included in the opening deferred revenue balance was $23.9 million and $28.2 million, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $10.5 million and $11.5 million as of June 30, 2024 and December 31, 2023, respectively. Amortization expense for deferred sales incentive compensation was $1.2 million for the three months ended June 30, 2024 and 2023. Amortization expense for deferred sales incentive compensation was $2.4 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively. Deferred sales incentive compensation is included in other assets in the condensed consolidated balance sheets and amortization expense is included in employee compensation expense in the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the six months ended June 30, 2024 and 2023.

Direct Expense

The following table summarizes direct expense by revenue category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Asset-based	$130,116	$108,532	$248,519	$211,155
Subscription-based	8,648	7,645	16,878	14,697
Professional services and other	5,587	8,032	5,587	8,036
Total direct expense	$144,351	$124,209	$270,984	$233,888

15.Stock-Based Compensation

On March 14, 2024, the Board of Directors approved the 2024 Plan, effective upon the approval at the 2024 annual meeting. The 2024 Plan provides for the grant of options, stock appreciation rights, Full Value Awards (as defined in the 2024 Plan agreement) and cash incentive awards to employees, consultants and non-employee directors to purchase common stock, which vest over time and have a ten-year contractual term. The maximum number of shares of common stock that may be delivered under the 2024 Plan is equal to the sum of 5,100,000 plus any shares represented by awards granted under the prior plan that are forfeited, expire or are canceled after the effective date without delivery of shares of stock.

The Company has stock options, RSUs and PSUs outstanding under the 2010 Plan, 2019 Equity Plan, and the 2024 Plan. As of June 30, 2024, the maximum number of common shares available for future issuance under the Company's plans is 5,134,325.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Stock-based compensation expense	$17,822	$21,390	$36,720	$40,843
Tax effect on stock-based compensation expense	(4,545)	(5,454)	(9,364)	(10,415)
Net effect on income (loss)	$13,277	$15,936	$27,356	$30,428

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the three and six months ended June 30, 2024 and 2023.

Stock Options

The following table summarizes option activity under the Company’s plans:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value

			(in years)	(in thousands)
Outstanding as of December 31, 2023	202,166	$45.22
Exercised	(36,368)	$40.39
Forfeited	(186)	$72.52
Outstanding and exercisable as of June 30, 2024	165,612	$46.25	1.1	$2,706

As of June 30, 2024, there was no amount of unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units and Performance Stock Units

The following table summarizes RSU and PSU activity under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share

Non-vested as of December 31, 2023	1,449,253	$65.78	223,058	$72.92
Granted	1,322,799	$51.56	37,270	$83.76
Vested	(616,133)	$66.15	(28,323)	$69.82
Forfeited	(155,652)	$59.00	(91,712)	$70.76
Non-vested as of June 30, 2024	2,000,267	$56.79	140,293	$77.84

As of June 30, 2024, there was $93.4 million of unrecognized stock-based compensation expense related to RSUs, which the Company expects to recognize over a weighted average period of 2.0 years. As of June 30, 2024, there was $2.9 million of unrecognized stock-based compensation expense related to PSUs, which the Company expects to recognize over a weighted average period of 2.0 years.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
16. Income Taxes

The following table presents the calculation for the Company’s effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands, except for effective tax rate)
Loss before income tax provision (benefit) and equity method investments	$(80,335)	$(20,328)	$(76,008)	$(36,380)
Gain (loss) from equity method investments	482	(2,386)	(1,801)	(5,326)
Loss before income tax provision (benefit)	$(79,853)	$(22,714)	$(77,809)	$(41,706)
Income tax provision (benefit)	$(652)	$418	$853	$24,187
Effective tax rate	0.8%	(1.8)%	(1.1)%	(58.0)%

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

For the three and six months ended June 30, 2024 and 2023, the Company's effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

17.Net Loss Per Share

Securities that were anti-dilutive and therefore excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Convertible Notes	10,811,884	11,253,471	10,811,884	11,361,458
Non-vested RSUs and PSUs	2,140,560	2,206,000	2,140,560	2,206,000
Options to purchase common stock	165,612	237,556	165,612	237,556
Total anti-dilutive securities	13,118,056	13,697,027	13,118,056	13,805,014

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
expenses, insurance, acquisition related transaction costs, certain restructuring charges and other non-recurring and/or non-operationally related expenses.

See “Note 14—Revenue and Direct Expense” for detail of revenue by segment.

The following table presents a reconciliation from income (loss) from operations by segment to consolidated net loss attributable to Envestnet, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Envestnet Wealth Solutions	$53,171	$22,705	$92,101	$45,303
Envestnet Data & Analytics	(101,778)	(10,299)	(107,517)	(17,214)
Nonsegment operating expenses	(26,940)	(27,718)	(51,423)	(54,458)
Loss from operations	(75,547)	(15,312)	(66,839)	(26,369)
Other expense, net	(4,788)	(5,016)	(9,169)	(10,011)
Loss before income tax provision (benefit) and equity method investments	(80,335)	(20,328)	(76,008)	(36,380)
Income tax provision (benefit)	(652)	418	853	24,187
Gain (loss) from equity method investments	482	(2,386)	(1,801)	(5,326)
Net loss	(79,201)	(23,132)	(78,662)	(65,893)
Add: Net loss attributable to non-controlling interest	—	1,716	1,974	3,249
Net loss attributable to Envestnet, Inc.	$(79,201)	$(21,416)	$(76,688)	$(62,644)

The following table presents a summary of consolidated total assets by segment:

	June 30,	December 31,
	2024	2023

	(in thousands)
Envestnet Wealth Solutions	$1,585,678	$1,562,600
Envestnet Data & Analytics	209,294	314,652
Consolidated total assets	$1,794,972	$1,877,252

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
In connection with the Redi2 acquisition, the Company has agreed to pay up to $20.0 million in performance bonuses based upon the achievement of certain performance targets. These performance bonuses will be recognized as employee compensation in the condensed consolidated statements of operations. The Company recognized $1.7 million and $1.1 million related to these bonuses for the three months ended June 30, 2024 and 2023, respectively. The Company recognized $1.7 million and $1.5 million related to these bonuses for the six months ended June 30, 2024 and 2023, respectively.

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

On November 4, 2020, the Company and Yodlee filed separate motions to dismiss all of the claims in the complaint. On February 16, 2021, the district court granted in part and denied in part Yodlee’s motion to dismiss the amended complaint and granted the plaintiffs leave to further amend. The court reserved ruling on the Company’s motion to dismiss and granted limited jurisdictional discovery to the plaintiffs. On March 15, 2021, Plaintiffs filed a second amended class action complaint re-alleging, among others, the claims the district court had dismissed. The second amended complaint did not allege any claims against the Company or Yodlee that were not previously alleged in first amended complaint. On May 5, 2021, the Company filed a motion to dismiss all claims asserted against it in the second amended complaint, and Yodlee filed a motion to dismiss most claims asserted against it in the second amended complaint. On July 19, 2021, the court granted in part Yodlee’s motion, resulting in the dismissal of all federal law claims and two of the state-law claims. On August 5, 2021, the Court granted the Company's motion to dismiss, and dismissed the Company from the lawsuit. On October 8, 2021, Yodlee filed an early motion for summary judgment. On August 12, 2022, Plaintiffs moved for leave to file a third amended complaint, which Yodlee opposed. On September 29, 2022, the Court denied Plaintiffs’ motion to amend the complaint. On December 13, 2022, the Court granted in part and denied in part Yodlee’s early motion for summary judgment, narrowing the scope of issues that remain to be resolved. On January 30, 2023, the Court granted Yodlee’s motion for reconsideration and dismissed one additional claim. Plaintiffs filed an amended complaint on September 19, 2023, which Yodlee answered on October 3, 2023. Discovery is closed. On May 22, 2024, Plaintiffs filed a motion for class certification, which Yodlee opposed on June 12, 2024; motion is pending. Yodlee believes the allegations are without merit and will continue to vigorously defend the remaining claims against it.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2024. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

20.Subsequent Event

On July 11, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BCPE Pequod Buyer, Inc., a Delaware corporation (“Parent”), and BCPE Pequod Merger Sub, Inc., a Delaware corporation and a wholly-owned Subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of vehicles managed or advised by Bain Capital Private Equity, LP. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

The Company's Board has unanimously (i) approved and declared advisable the Merger Agreement and the transactions contemplated thereby, (ii) determined that the terms of Merger Agreement and the transactions contemplated thereby are fair to, and in the best interests of, the Company and the Company’s shareholders, (iii) directed that the adoption of the Merger Agreement be submitted to a vote of the Company’s shareholders in accordance with the Merger Agreement, and (iv) subject to the terms and conditions of the Merger Agreement, resolved to recommend that the Company’s shareholders

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
approve the adoption of the Merger Agreement and approve the Merger on the terms and subject to the conditions set forth therein (such recommendation, the “Board Recommendation”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.005 per share, of the Company (the “Common Shares”) that is issued and outstanding as of immediately prior to the Effective Time (other than any Common Shares (i) owned by Parent (or any of its Affiliates), Merger Sub or the Company or any direct or indirect wholly owned subsidiaries of Parent (or any of its Affiliates), Merger Sub or the Company, (ii) that are Rollover Shares (as defined in the Merger Agreement), (iii) held in treasury of the Company, and (iv) as to which appraisal rights have been properly exercised in accordance with Delaware law), will be automatically cancelled, extinguished and converted into the right to receive $63.15, without interest thereon (the “Merger Consideration”).

If the Merger is consummated, the Common Shares will be delisted from The New York Stock Exchange and deregistered under the Exchange Act, as promptly as practicable after the Effective Time.

The closing of the Merger is expected in the fourth quarter of 2024 subject to the satisfaction of customary closing conditions including receipt of approval by Envestnet’s shareholders and required regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2024 and the consolidated financial statements and related notes included on Form 10-K for the year ended December 31, 2023.

This Quarterly Report contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on our current expectations and projections about future events and are identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected,” “intend,” “will,” “may,” or “should” or the negative of those terms or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to our pending merger with affiliates of vehicles managed or advised by Bain Capital Private Equity, LP., projections of our future financial performance, our anticipated growth and trends in our business and other characteristics of future events or circumstances are forward-looking statements. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in Part I, Item 1A.“Risk Factors” in our Annual Report; accordingly, investors should not place undue reliance upon our forward-looking statements. We undertake no obligation to update any of the forward-looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

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

Envestnet's clients include more than 110,000 advisors, 17 of the 20 largest U.S. banks, 48 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIAs, and hundreds of FinTech companies, all of which leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

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

Recent Developments

Plan of Merger

On July 11, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BCPE Pequod Buyer, Inc., a Delaware corporation (“Parent”), and BCPE Pequod Merger Sub, Inc., a Delaware corporation and a wholly-owned Subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of vehicles managed or advised by Bain Capital Private Equity, LP. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

The Company's Board has unanimously (i) approved and declared advisable the Merger Agreement and the transactions contemplated thereby, (ii) determined that the terms of Merger Agreement and the transactions contemplated thereby are fair to, and in the best interests of, the Company and the Company’s shareholders, (iii) directed that the adoption of the Merger Agreement be submitted to a vote of the Company’s shareholders in accordance with the Merger Agreement, and (iv) subject to the terms and conditions of the Merger Agreement, resolved to recommend that the Company’s shareholders approve the adoption of the Merger Agreement and approve the Merger on the terms and subject to the conditions set forth therein (such recommendation, the “Board Recommendation”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.005 per share, of the Company (the “Common Shares”) that is issued and outstanding as of immediately prior to the Effective Time (other than any Common Shares (i) owned by Parent (or any of its Affiliates), Merger Sub or the Company or any direct or indirect wholly owned subsidiaries of Parent (or any of its Affiliates), Merger Sub or the Company, (ii) that are Rollover Shares (as defined in the Merger Agreement), (iii) held in treasury of the Company, and (iv) as to which appraisal rights have been properly exercised in accordance with Delaware law), will be automatically cancelled, extinguished and converted into the right to receive $63.15, without interest thereon (the “Merger Consideration”).

If the Merger is consummated, the Common Shares will be delisted from The New York Stock Exchange and deregistered under the Exchange Act, as promptly as practicable after the Effective Time.

The closing of the Merger is expected in the fourth quarter of 2024 subject to the satisfaction of customary closing conditions including receipt of approval by Envestnet’s shareholders and required regulatory approvals.

Goodwill Impairment

Due to a strategic shift of business priorities for the Envestnet Data & Analytics segment, which was considered an event or change in circumstance that required an assessment of goodwill for impairment as of June 30, 2024, the Company performed a quantitative goodwill impairment analysis for the reporting unit to determine whether there was an impairment as of June 30, 2024. The impairment test identified that the carrying value of the Envestnet Data & Analytics reporting unit exceeded its fair value, which resulted in the recognition of a non-cash impairment charge to goodwill of $96.3 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. Although the Company recorded this impairment charge in the second quarter of 2024, future charges may occur if certain estimates and assumptions change significantly, and such charges could be material.

Deconsolidation of Non-Controlling Interest

Effective April 1, 2024, the Company no longer had majority representation of a private company's board and therefore no longer had a controlling financial interest in the private company. This resulted in the deconsolidation of the private company's assets, liabilities and results of operations and the recognition of a $19.5 million non-cash gain included within gain on deconsolidation in the condensed consolidated statements of operations during the three and six months ended June 30, 2024. This transaction did not represent a strategic shift and therefore did not meet the criteria to be classified as discontinued operations. The Company applied the equity method to account for its non-controlling investment in this private company starting April 1, 2024 and included the fair value of the investment of $41.9 million in investments in unconsolidated entities in the condensed consolidated balance sheets as of June 30, 2024.

Internally Developed Software, Net

Due to a change in technology needs of the business, $12.9 million of net capitalized internally developed software costs, the majority of which was included within the Envestnet Wealth Solutions segment, was written off and included within depreciation and amortization expense in the condensed consolidated statements of operations during the three and six months ended June 30, 2024.

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

Operating Results

Beginning in the three months ended December 31, 2021 through June 30, 2024, the Company reported a loss from operations and loss before income tax provision (benefit) in every quarter with the exception of the three months ended September 30, 2023 and the three months ended March 31, 2024. We incurred these quarterly losses as a result of several factors as described below.

Revenue Factors: Throughout 2022, the financial markets experienced a broad downturn and our redemption rates were higher than our historical average, and as a result, in our Envestnet Wealth Solutions segment, our asset-based recurring revenue was materially adversely affected. Beginning in the three months ended March 31, 2023 asset-based recurring revenue has been increasing steadily. In addition, as a result of competitive pricing pressures in our Envestnet Data & Analytics segment research business, beginning in the three months ended December 31, 2022 subscription-based recurring revenue has been materially adversely affected.

Expense Factors: We have incurred certain expenses that are not recurring in nature and that are a direct result of significant, distinct enterprise-wide strategic initiatives that we have taken in order to reshape and streamline the organization, which we believe will increase our operational efficiencies and to reduce future operating expenses, while negatively impacting our operating results in the short-term. These actions include both internal and external related expenses associated with office closures announced in the second quarter of 2022, severance and office closure related expenses associated with an organizational realignment and entry into an outsourcing arrangement announced in the fourth quarter of 2022, as well as severance expense for a reduction in force initiative announced in the first quarter of 2023 which continued throughout 2023. In addition, the Company recognized a non-cash impairment charge to goodwill of $96.3 million and wrote off $12.9 million of net capitalized internally developed software costs included within depreciation and amortization expense during the second quarter of 2024.

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
Key Metrics

Envestnet Wealth Solutions Segment

The following table provides information regarding the amount of assets and number of accounts and advisors supported by the Envestnet Wealth Solutions platform:

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2023	2023	2023	2024	2024

	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$384,773	$375,408	$416,001	$452,464	$471,978
Assets under Administration (“AUA”)	394,078	398,082	430,846	471,401	471,479
Total AUM/A	778,851	773,490	846,847	923,865	943,457
Subscription	4,643,313	4,579,248	4,959,514	5,158,180	5,327,939
Total Platform Assets	$5,422,164	$5,352,738	$5,806,361	$6,082,045	$6,271,396
Platform Accounts
AUM	1,609,677	1,614,873	1,640,879	1,688,044	1,752,768
AUA	1,144,375	1,257,094	1,254,962	1,315,442	1,325,370
Total AUM/A	2,754,052	2,871,967	2,895,841	3,003,486	3,078,138
Subscription	15,916,955	16,072,848	16,248,598	16,641,631	16,364,088
Total Platform Accounts	18,671,007	18,944,815	19,144,439	19,645,117	19,442,226
Advisors
AUM/A	38,809	38,078	38,697	38,814	38,484
Subscription	68,439	69,318	69,973	70,262	71,568
Total Advisors	107,248	107,396	108,670	109,076	110,052

The following tables summarize the changes in the amount of AUM/A assets and number of AUM/A accounts:

	Asset Rollforward - Three Months Ended June 30, 2024
	As of March 31,	Gross		Net	Market		As of June 30,
	2024	Sales	Redemptions	Flows	Impact	Reclassifications	2024

	(in millions, except account data)
AUM	$452,464	$32,468	$(18,900)	$13,568	$4,186	$1,760	$471,978
AUA	471,401	32,847	(35,790)	(2,943)	6,032	(3,011)	471,479
Total AUM/A	$923,865	$65,315	$(54,690)	$10,625	$10,218	$(1,251)	$943,457
Fee-Based Accounts	3,003,486			82,230		(7,578)	3,078,138
The above AUM/A gross sales figures for the three months ended June 30, 2024 include $18.2 billion in new client conversions. We onboarded an additional $149.6 billion in subscription conversions during the three months ended June 30, 2024 bringing total conversions for the three months ended June 30, 2024 to $167.8 billion.

	Asset Rollforward - Six Months Ended June 30, 2024
	As of December 31,	Gross		Net	Market		As of June 30,
	2023	Sales	Redemptions	Flows	Impact	Reclassifications	2024

	(in millions, except account data)
AUM	$416,001	$64,595	$(38,501)	$26,094	$26,880	$3,003	$471,978
AUA	430,846	78,443	(61,192)	17,251	28,715	(5,333)	471,479
Total AUM/A	$846,847	$143,038	$(99,693)	$43,345	$55,595	$(2,330)	$943,457
Fee-Based Accounts	2,895,841			194,863		(12,566)	3,078,138

The above AUM/A gross sales figures for the six months ended June 30, 2024 include $48.0 billion in new client conversions. We onboarded an additional $180.7 billion in subscription conversions during the six months ended June 30, 2024 bringing total conversions for the six months ended June 30, 2024 to $228.7 billion.

Asset and account figures in the “Reclassifications” column for the three and six months ended June 30, 2024 represent immaterial amounts that were reclassified between AUM, AUA and subscription to reflect updated customer billing arrangements. These reclassifications have no impact on total platform assets or accounts.

Envestnet Data & Analytics Segment

The following table provides information regarding the number of paid end-users and firms using the Envestnet Data & Analytics platform:

	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2023	2023	2023	2024	2024

	(in millions, except number of firms data)
Number of paid end-users	38.0	42.3	38.3	43.8	44.3
Number of firms	1,339	1,322	1,324	1,323	1,182

Operational Highlights

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Envestnet Wealth Solutions:
Asset-based	$219,485	$185,762	$33,723	18%
Subscription-based	84,734	79,744	4,990	6%
Total recurring revenue	304,219	265,506	38,713	15%
Professional services and other revenue	7,889	10,318	(2,429)	(24)%
Total Envestnet Wealth Solutions revenue	$312,108	$275,824	$36,284	13%

Envestnet Data & Analytics:
Subscription-based	$33,254	$35,215	$(1,961)	(6)%
Total recurring revenue	33,254	35,215	(1,961)	(6)%
Professional services and other revenue	2,911	1,395	1,516	109%
Total Envestnet Data & Analytics revenue	$36,165	$36,610	$(445)	(1)%

Total revenue	$348,273	$312,434	$35,839	11%

Net loss attributable to Envestnet, Inc.	$(79,201)	$(21,416)	$(57,785)	*
Net loss attributable to Envestnet, Inc. per share - basic and diluted	$(1.44)	$(0.39)	$(1.05)	*

Adjusted EBITDA**	$77,809	$56,044	$21,765	39%
Adjusted net income**	$36,360	$30,391	$5,969	20%
Adjusted net income per diluted share**	$0.55	$0.46	$0.09	20%
__________________________________________________________
* Not meaningful
**Non-GAAP financial measure. See "Non-GAAP Financial Measures" below for definitions and reconciliations of non-GAAP measures.

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	Three Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$219,485	63%	$185,762	59%	$33,723	18%
Subscription-based	117,988	34%	114,959	37%	3,029	3%
Total recurring revenue	337,473	97%	300,721	96%	36,752	12%
Professional services and other revenue	10,800	3%	11,713	4%	(913)	(8)%
Total revenue	348,273	100%	312,434	100%	35,839	11%
Operating expenses:
Direct expense	144,351	41%	124,209	40%	20,142	16%
Employee compensation	104,066	30%	117,097	37%	(13,031)	(11)%
General and administrative	52,924	15%	54,375	17%	(1,451)	(3)%
Depreciation and amortization	45,733	13%	32,065	10%	13,668	43%
Goodwill impairment	96,269	28%	—	—%	96,269	100%
Gain on deconsolidation	(19,523)	(6)%	—	—%	(19,523)	(100)%
Total operating expenses	423,820	122%	327,746	105%	96,074	29%
Loss from operations	(75,547)	(22)%	(15,312)	(5)%	(60,235)	*
Other expense, net	(4,788)	(1)%	(5,016)	(2)%	228	5%
Loss before income tax provision (benefit) and equity method investments	(80,335)	(23)%	(20,328)	(7)%	(60,007)	*
Income tax provision (benefit)	(652)	—%	418	—%	(1,070)	*
Gain (loss) from equity method investments	482	—%	(2,386)	(1)%	$2,868	120%
Net loss	(79,201)	(23)%	(23,132)	(7)%	(56,069)	*
Add: Net loss attributable to non-controlling interest	—	—%	1,716	1%	(1,716)	(100)%
Net loss attributable to Envestnet, Inc.	$(79,201)	(23)%	$(21,416)	(7)%	$(57,785)	*
__________________________________________________________
*Not meaningful

Asset-based recurring revenue

Asset-based recurring revenue increased $33.7 million, or 18%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 39,000 as of June 30, 2023 to approximately 38,000 as of June 30, 2024, and the number of AUM/A client accounts increased from approximately 2.8 million as of June 30, 2023 to approximately 3.1 million as of June 30, 2024.

As a percentage of total revenue, asset-based recurring revenue increased 4% points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the increase in asset-based recurring revenue period over period.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $3.0 million, or 3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to an increase of $5.0 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth, partially offset by a decrease of $2.0 million in the Envestnet Data & Analytics segment, which is primarily attributable to a loss in access to data in the research business and continued impact from the regional banking crisis.

As a percentage of total revenue, subscription-based recurring revenue decreased 3% points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the increase in total revenue period over period.

Professional services and other revenue

Professional services and other revenue decreased $0.9 million, or 8%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to timing of the completion of customer projects and deployments, partially offset by an increase in revenue recognized in the Envestnet Data & Analytics segment as a result of point in time revenue recognized on customer deployments.

Direct expense

Direct expense increased $20.1 million, or 16%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in asset-based direct expense, which directly correlates with the increase to asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $13.0 million, or 11%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to decreases in severance expense of $7.6 million, salaries, benefits and related payroll taxes of $5.7 million and stock-based compensation of $3.6 million primarily related to the reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, and other immaterial decreases within employee compensation, partially offset by an increase in incentive compensation of $5.0 million.

As a percentage of total revenue, employee compensation expense decreased 7% points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the decrease in employee compensation expense coupled with the increase in total revenue period over period.

General and administrative

General and administrative expense decreased $1.5 million, or 3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to decreases in professional fees of $2.3 million, marketing costs of $1.5 million and other immaterial decreases within general and administrative expense, partially offset by increases in restructuring charges and transaction costs of $1.9 million and litigation, regulatory and other governance related expenses of $1.9 million.

Depreciation and amortization

Depreciation and amortization expense increased $13.7 million, or 43%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in amortization related to internally developed software of $15.8 million primarily a result of writing off $12.9 million of net capitalized internally developed software costs during the three months ended June 30, 2024, partially offset by decreases in amortization related to intangible assets of $1.3 million and depreciation related to property and equipment of $0.9 million.

As a percentage of total revenue, depreciation and amortization expense increased 3% points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to writing off $12.9 million of net capitalized internally developed software costs during the three months ended June 30, 2024.

Goodwill impairment

Goodwill impairment increased $96.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as a result of the recognition of a non-cash impairment charge to goodwill within the Envestnet Data & Analytics segment during the three months ended June 30, 2024.

Gain on deconsolidation

Gain on deconsolidation increased $19.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the recognition of a non-cash gain on deconsolidation of a non-controlling financial interest during the three months ended June 30, 2024.
.
Other expense, net

Other expense, net decreased $0.2 million, or 5%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a $1.4 million decrease in interest expense, net and other immaterial decreases within other expense, net, partially offset by a $1.4 million increase in fair market value adjustments to investments in private companies.

Income tax provision (benefit)

For the three months ended June 30, 2024 and 2023, our effective tax rate of 0.8% and (1.8)%, respectively, differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

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

Gain (loss) from equity method investments

Gain from equity method investments increased $2.9 million, or 120%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a $2.1 million increase in dilution gain on equity method investee share issuances.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

	Six Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$422,101	63%	$362,694	59%	$59,407	16%
Subscription-based	235,450	35%	232,038	38%	3,412	1%
Total recurring revenue	657,551	98%	594,732	97%	62,819	11%
Professional services and other revenue	15,672	2%	16,409	3%	(737)	(4)%
Total revenue	673,223	100%	611,141	100%	62,082	10%
Operating expenses:
Direct expense	270,984	40%	233,888	38%	37,096	16%
Employee compensation	207,718	31%	231,312	38%	(23,594)	(10)%
General and administrative	104,989	16%	108,725	18%	(3,736)	(3)%
Depreciation and amortization	79,625	12%	63,585	10%	16,040	25%
Goodwill impairment	96,269	14%	—	—%	96,269	100%
Gain on deconsolidation	(19,523)	(3)%	—	—%	(19,523)	(100)%
Total operating expenses	740,062	110%	637,510	104%	102,552	16%
Loss from operations	(66,839)	(10)%	(26,369)	(4)%	(40,470)	*
Other expense, net	(9,169)	(1)%	(10,011)	(2)%	842	8%
Loss before income tax provision and equity method investments	(76,008)	(11)%	(36,380)	(6)%	(39,628)	(109)%
Income tax provision	853	—%	24,187	4%	(23,334)	(96)%
Loss from equity method investments	(1,801)	—%	(5,326)	(1)%	$3,525	66%
Net loss	(78,662)	(12)%	(65,893)	(11)%	(12,769)	(19)%
Add: Net loss attributable to non-controlling interest	1,974	—%	3,249	1%	(1,275)	(39)%
Net loss attributable to Envestnet, Inc.	$(76,688)	(11)%	$(62,644)	(10)%	$(14,044)	(22)%
__________________________________________________________
*Not meaningful

Asset-based recurring revenue

Asset-based recurring revenue increased $59.4 million, or 16%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 39,000 as of June 30, 2023 to approximately 38,000 as of June 30, 2024, and the number of AUM/A client accounts increased from approximately 2.8 million as of June 30, 2023 to approximately 3.1 million as of June 30, 2024.

As a percentage of total revenue, asset based recurring revenue increased 4% points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the increase in asset-based recurring revenue period over period.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $3.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to an increase of $8.7 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth, partially offset by a decrease of $5.3 million in the Envestnet Data & Analytics segment, which is primarily attributable to a loss in access to data in the research business and continued impact from the regional banking crisis.

As a percentage of total revenue, subscription-based recurring revenue decreased 3% points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the increase in total revenue period over period.

Professional services and other revenue

Professional services and other revenue decreased $0.7 million, or 4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to timing of the completion of customer projects and deployments, partially offset by an increase in revenue recognized in the Envestnet Data & Analytics segment as a result of point in time revenue recognized on customer deployments.

Direct expense

Direct expense increased $37.1 million, or 16%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in asset-based direct expense, which directly correlates with the increase to asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $23.6 million, or 10%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to decreases in salaries, benefits and related payroll taxes of $12.4 million, severance expense of $10.3 million and stock-based compensation of $4.1 million primarily related to the reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, and other immaterial decreases within employee compensation, partially offset by an increase in incentive compensation of $4.3 million.

As a percentage of total revenue, employee compensation expense decreased 7% points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the decrease in employee compensation expense coupled with the increase in total revenue period over period.

General and administrative

General and administrative expense decreased $3.7 million, or 3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to decreases in professional fees of $2.9 million and marketing costs of $2.4 million, partially offset by increases in litigation, regulatory and other governance related expenses of $1.1 million and other immaterial increases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $16.0 million, or 25%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in amortization related to internally developed software of $20.6 million primarily a result of writing off $12.9 million of net capitalized internally developed software costs during the three months ended June 30, 2024, partially offset by decreases in amortization related to intangible assets of $3.5 million and depreciation related to property and equipment of $1.1 million.

Goodwill impairment

Goodwill impairment increased $96.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of the recognition of a non-cash impairment charge to goodwill within the Envestnet Data & Analytics segment during the six months ended June 30, 2024.

Gain on deconsolidation

Gain on deconsolidation increased $19.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the recognition of a non-cash gain on deconsolidation of a non-controlling financial interest during the six months ended June 30, 2024.

Other expense, net

Other expense, net decreased $0.8 million, or 8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a $2.2 million decrease in interest expense, net, partially offset by a $1.4 million increase in fair market value adjustments to investments in private companies.

Income tax provision

For the six months ended June 30, 2024 and 2023, our effective tax rate of (1.1)% and (58.0)%, respectively, differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

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

Loss from equity method investments

Loss from equity method investments decreased $3.5 million, or 66%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due a $2.1 million increase in dilution gain on equity method investee share issuances and a $1.4 million decrease in loss allocations from equity method investments.

Segment Results

 Envestnet Wealth Solutions

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	Three Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$219,485	70%	$185,762	67%	$33,723	18%
Subscription-based	84,734	27%	79,744	29%	4,990	6%
Total recurring revenue	304,219	97%	265,506	96%	38,713	15%
Professional services and other revenue	7,889	3%	10,318	4%	(2,429)	(24)%
Total revenue	312,108	100%	275,824	100%	36,284	13%
Operating expenses:
Direct expense	137,177	44%	118,421	43%	18,756	16%
Employee compensation	77,210	25%	77,898	28%	(688)	(1)%
General and administrative	25,698	8%	31,225	11%	(5,527)	(18)%
Depreciation and amortization	38,375	12%	25,575	9%	12,800	50%
Gain on deconsolidation	(19,523)	(6)%	—	—%	(19,523)	(100)%
Total operating expenses	258,937	83%	253,119	92%	5,818	2%
Income from operations	$53,171	17%	$22,705	8%	$30,466	134%

Asset-based recurring revenue

Asset-based recurring revenue increased $33.7 million, or 18%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 39,000 as of June 30, 2023 to approximately 38,000 as of June 30, 2024, and the number of AUM/A client accounts increased from approximately 2.8 million as of June 30, 2023 to approximately 3.1 million as of June 30, 2024.

As a percentage of segment revenue, asset based recurring revenue increased 3% points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the increase in asset-based recurring revenue period over period.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $5.0 million, or 6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue decreased $2.4 million, or 24%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense increased $18.8 million, or 16%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in asset-based direct expense, which directly correlates with the increase in asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $0.7 million, or 1%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to decreases in salaries, benefits and related payroll taxes of $1.9 million, severance expense of $1.2 million and stock-based compensation of $1.0 million primarily related to the reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, and other immaterial decreases within employee compensation, partially offset by an increase in incentive compensation of $4.2 million.

As a percentage of segment revenue, employee compensation expense decreased 3% points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the decrease in employee compensation coupled with the increase in segment revenue period over period.

General and administrative

General and administrative expense decreased $5.5 million, or 18%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to decreases in restructuring charges and transaction costs of $3.4 million and other immaterial decreases within general and administrative expense.

As a percentage of segment revenue, general and administrative expense decreased 3% points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the decrease in general and administrative expense coupled with the increase in segment revenue period over period.

Depreciation and amortization

Depreciation and amortization expense increased $12.8 million, or 50%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in amortization related to internally developed software of $14.4 million primarily a result of writing off $12.6 million of net capitalized internally developed software costs during the three months ended June 30, 2024, partially offset by decreases in amortization related to intangible assets of $1.1 million and depreciation related to property and equipment of $0.5 million.

As a percentage of segment revenue, depreciation and amortization expense increased 3% points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to writing off $12.6 million of net capitalized internally developed software costs during the three months ended June 30, 2024.

Gain on deconsolidation

Gain on deconsolidation increased $19.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the recognition of a non-cash gain on deconsolidation of a non-controlling financial interest during the three months ended June 30, 2024.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

	Six Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$422,101	70%	$362,694	68%	$59,407	16%
Subscription-based	168,902	28%	160,214	30%	8,688	5%
Total recurring revenue	591,003	98%	522,908	97%	68,095	13%
Professional services and other revenue	10,915	2%	13,565	3%	(2,650)	(20)%
Total revenue	601,918	100%	536,473	100%	65,445	12%
Operating expenses:
Direct expense	257,011	43%	222,826	42%	34,185	15%
Employee compensation	152,406	25%	156,945	29%	(4,539)	(3)%
General and administrative	54,730	9%	60,332	11%	(5,602)	(9)%
Depreciation and amortization	65,193	11%	51,067	10%	14,126	28%
Gain on deconsolidation	(19,523)	(3)%	—	—%	(19,523)	(100)%
Total operating expenses	509,817	85%	491,170	92%	18,647	4%
Income from operations	$92,101	15%	$45,303	8%	$46,798	103%

 Asset-based recurring revenue

Asset-based recurring revenue increased $59.4 million, or 16%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms decreased from approximately 39,000 as of June 30, 2023 to approximately 38,000 as of June 30, 2024, and the number of AUM/A client accounts increased from approximately 2.8 million as of June 30, 2023 to approximately 3.1 million as of June 30, 2024.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $8.7 million, or 5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue decreased $2.7 million, or 20%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense increased $34.2 million, or 15%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due an increase in asset-based direct expense, which directly correlates with the increase in asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $4.5 million, or 3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to decreases in salaries, benefits and related payroll taxes of $3.6 million, severance expense of $3.2 million and stock-based compensation of $1.0 million primarily related to the reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, and other immaterial decreases within employee compensation, partially offset by an increase in incentive compensation of $4.1 million.

As a percentage of segment revenue, employee compensation expense decreased 4% points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the decrease in employee compensation coupled with the increase in segment revenue period over period.

General and administrative

General and administrative expense decreased $5.6 million, or 9%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to decreases in restructuring charges and transaction costs of $4.4 million and other immaterial decreases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $14.1 million, or 28%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in amortization related to internally developed software of $17.7 million primarily a result of writing off $12.6 million of net capitalized internally developed software costs during the three months ended June 30, 2024, partially offset by decreases in amortization related to intangible assets of $3.1 million and depreciation related to property and equipment of $0.5 million.

Gain on deconsolidation

Gain on deconsolidation increased $19.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the recognition of a non-cash gain on deconsolidation of a non-controlling financial interest during the six months ended June 30, 2024.

Envestnet Data & Analytics

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	Three Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Subscription-based	$33,254	92%	$35,215	96%	$(1,961)	(6)%
Professional services and other revenue	2,911	8%	1,395	4%	1,516	109%
Total revenue	36,165	100%	36,610	100%	(445)	(1)%
Operating expenses:
Direct expense	7,174	20%	5,788	16%	1,386	24%
Employee compensation	11,872	33%	19,839	54%	(7,967)	(40)%
General and administrative	15,270	42%	14,792	40%	478	3%
Depreciation and amortization	7,358	20%	6,490	18%	868	13%
Goodwill impairment	96,269	266%	—	—%	96,269	100%
Total operating expenses	137,943	381%	46,909	128%	91,034	*
Loss from operations	$(101,778)	(281)%	$(10,299)	(28)%	$(91,479)	*
__________________________________________________________
*Not meaningful

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $2.0 million, or 6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a loss in access to data in the research business and continued impact from the regional banking crisis.

As a percentage of segment revenue, subscription-based recurring revenue decreased 4% points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a decrease in subscription-based revenue compared to an increase in professional services and other revenue.

Professional services and other revenue

Professional services and other revenue increased $1.5 million, or 109%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in point in time revenue recognized on customer deployments.

As a percentage of segment revenue, professional services and other revenue increased 4% points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in professional services and other revenue compared to a decrease in subscription-based revenue.

Direct expense

Direct expense increased $1.4 million, or 24%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to increased costs related to migrating infrastructure to the cloud.

As a percentage of segment revenue, direct expense increased 4% points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the increase in direct expense period over period.

Employee compensation

Employee compensation decreased $8.0 million, or 40%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to decreases in salaries, benefits and related payroll taxes of $3.7 million and severance expense of $3.1 million primarily related to the reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, and other immaterial decreases within employee compensation.

As a percentage of segment revenue, employee compensation expense decreased 21% points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the decrease in employee compensation expense period over period due to a lower number of employees in 2024 compared to the prior period.

General and administrative

General and administrative expense increased $0.5 million, or 3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in litigation, regulatory and other governance related expenses of $1.8 million, partially offset by other immaterial decreases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $0.9 million, or 13%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in amortization related to internally developed software of $1.5 million, partially offset by decreases in depreciation related to property and equipment of $0.4 million and amortization related to intangible assets of $0.2 million.

Goodwill impairment

Goodwill impairment increased $96.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as a result of the recognition of a non-cash impairment charge to goodwill during the three months ended June 30, 2024.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

	Six Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Subscription-based	$66,548	93%	$71,824	96%	$(5,276)	(7)%
Professional services and other revenue	4,757	7%	2,844	4%	1,913	67%
Total revenue	71,305	100%	74,668	100%	(3,363)	(5)%
Operating expenses:
Direct expense	13,973	20%	11,062	15%	2,911	26%
Employee compensation	23,564	33%	39,081	52%	(15,517)	(40)%
General and administrative	30,584	43%	29,221	39%	1,363	5%
Depreciation and amortization	14,432	20%	12,518	17%	1,914	15%
Goodwill impairment	96,269	135%	—	—%	96,269	100%
Total operating expenses	178,822	251%	91,882	123%	86,940	95%
Loss from operations	$(107,517)	(151)%	$(17,214)	(23)%	$(90,303)	*
__________________________________________________________
*Not meaningful

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $5.3 million, or 7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a loss in access to data in the research business and continued impact from the regional banking crisis.

As a percentage of segment revenue, subscription-based recurring revenue decreased 3% points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a decrease in subscription-based revenue compared to an increase in professional services and other revenue.

Professional services and other revenue

Professional services and other revenue increased $1.9 million, or 67%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in point in time revenue recognized on customer deployments.

As a percentage of segment revenue, professional services and other revenue increased 3% points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in professional services and other revenue compared to a decrease in subscription-based revenue.

Direct expense

Direct expense increased $2.9 million, or 26%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to increased costs related to migrating infrastructure to the cloud.

As a percentage of segment revenue, direct expense increased 5% points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the increase in direct expense and decrease in segment revenue period over period.

Employee compensation

Employee compensation decreased $15.5 million, or 40%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to decreases in salaries, benefits and related payroll taxes of $8.0 million, severance expense of $5.3 million and stock-based compensation of $1.1 million primarily related to the reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, and other immaterial decreases within employee compensation.

As a percentage of segment revenue, employee compensation expense decreased 19% points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the decrease in employee compensation expense period over period due to a lower number of employees in 2024 compared to the prior period.

General and administrative

General and administrative expenses increased $1.4 million, or 5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in litigation, regulatory and other governance related expenses of $2.8 million, partially offset by other immaterial decreases within general and administrative expense.

As a percentage of segment revenue, general and administrative expense increased 4% points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in general and administrative expense and a decrease in segment revenue period over period.

Depreciation and amortization

Depreciation and amortization expense increased $1.9 million, or 15%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in amortization related to internally developed software of $2.9 million, partially offset by decreases in depreciation related to property and equipment of $0.6 million and amortization related to intangible assets of $0.4 million.

As a percentage of segment revenue, depreciation and amortization expense increased 3% points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in depreciation and amortization expense and a decrease in segment revenue period over period.

Goodwill impairment

Goodwill impairment increased $96.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of the recognition of a non-cash impairment charge to goodwill during the six months ended June 30, 2024.

Nonsegment

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change

	(in thousands, except percentages)
Operating expenses:
Employee compensation	$14,984	$19,360	$(4,376)	(23)%
General and administrative	11,956	8,358	3,598	43%
Nonsegment operating expenses	$26,940	$27,718	$(778)	(3)%

Employee compensation

Employee compensation decreased $4.4 million, or 23%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to decreases in severance expense of $3.2 million and non-cash compensation expense of $2.1 million, partially offset by other immaterial increases within employee compensation.

General and administrative

General and administrative expense increased $3.6 million, or 43%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in restructuring charges and transaction costs of $5.3 million, partially offset by a decrease in professional and legal fees of $1.5 million and other immaterial decreases within general and administrative expense.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Employee compensation	$31,748	$35,286	$(3,538)	(10)%
General and administrative	19,675	19,172	503	3%
Nonsegment operating expenses	$51,423	$54,458	$(3,035)	(6)%

Employee compensation

Employee compensation decreased $3.5 million, or 10%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to decreases in non-cash compensation expense of $2.0 million and severance expense of $1.8 million, partially offset by other immaterial increases within employee compensation.

General and administrative

General and administrative expense increased $0.5 million, or 3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in restructuring charges and transaction costs of $3.8 million, partially offset by decreases in litigation, regulatory and other governance related expenses of $1.7 million and professional and legal fees of $1.6 million.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision (benefit), depreciation and amortization, goodwill impairment, gain on deconsolidation, non‑cash compensation expense, restructuring charges and transaction costs, severance expense, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, fair market value adjustments to investments in private companies, (gain) loss from equity method investments and loss attributable to non‑controlling interest.

“Adjusted net income” represents net income (loss) before income tax provision (benefit), gain (loss) from equity method investments, deferred revenue fair value adjustment, non‑cash interest expense, cash interest on our Convertible Notes, amortization of acquired intangibles, goodwill impairment, gain on deconsolidation, non‑cash compensation expense, restructuring charges and transaction costs, severance expense, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, fair market value adjustments to investments in private companies and loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

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

We also present adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted EBITDA, adjusted net income and adjusted net income per diluted share provide comparisons from period to period by excluding potential differences caused by changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions, income tax provision (benefit), variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, goodwill impairment, gain on deconsolidation, restructuring charges and transaction costs, severance expense, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, fair market value adjustments to investments in private companies, (gain) loss from equity method investments and loss attributable to non‑controlling interest. Our management also believes it is useful to exclude non‑cash compensation expense from adjusted EBITDA, adjusted net income and adjusted net income per diluted share because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. Free cash flow is useful to analyze cash flows generated from our business and our ability to fund our ongoing operations, debt service obligations and to fund potential acquisitions or other strategic activities.

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

•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, net cash paid for income taxes was $6.1 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively. In the event that we generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Net loss	$(79,201)	$(23,132)	$(78,662)	$(65,893)
Add (deduct):
Deferred revenue fair value adjustment (1)	—	17	—	69
Interest income	(2,588)	(1,656)	(4,571)	(3,014)
Interest expense	6,097	6,531	12,186	12,851
Income tax provision (benefit) (2)(3)	(652)	418	853	24,187
Depreciation and amortization	45,733	32,065	79,625	63,585
Goodwill impairment (4)	96,269	—	96,269	—
Gain on deconsolidation (5)	(19,523)	—	(19,523)	—
Non-cash compensation expense (6)	17,822	21,390	36,720	40,843
Restructuring charges and transaction costs (7)	8,405	6,508	10,461	10,671
Severance expense (8)	669	8,234	4,094	14,422
Litigation, regulatory and other governance related expenses (9)	4,020	2,145	6,308	5,219
Foreign currency (10)	(229)	74	46	107
Non-income tax expense adjustment (11)	(39)	(30)	(88)	(198)
Fair market value adjustments to investments in private companies (12)	1,508	67	1,508	67
(Gain) loss from equity method investments (13)	(482)	2,386	1,801	5,326
Loss attributable to non-controlling interest (14)	—	1,027	1,160	1,805
Adjusted EBITDA	$77,809	$56,044	$148,187	$110,047

The following table sets forth a reconciliation of net loss to adjusted net income and adjusted net income per diluted share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands, except share and per share information)
Net loss	$(79,201)	$(23,132)	$(78,662)	$(65,893)
Income tax provision (benefit) (2)(3)	(652)	418	853	24,187
Gain (loss) from equity method investments (13)	482	(2,386)	(1,801)	(5,326)
Loss before income tax provision (benefit) and equity method investments	(80,335)	(20,328)	(76,008)	(36,380)
Add (deduct):
Deferred revenue fair value adjustment (1)	—	17	—	69
Non-cash interest expense (15)	1,412	1,427	2,817	2,869
Cash interest - Convertible Notes (16)	4,369	4,543	8,738	9,108
Amortization of acquired intangibles (17)	14,457	15,720	29,199	32,660
Goodwill impairment (4)	96,269	—	96,269	—
Gain on deconsolidation (5)	(19,523)	—	(19,523)	—
Non-cash compensation expense (6)	17,822	21,390	36,720	40,843
Restructuring charges and transaction costs (7)	8,405	6,508	10,461	10,671
Severance expense (8)	669	8,234	4,094	14,422
Litigation, regulatory and other governance related expenses (9)	4,020	2,145	6,308	5,219
Foreign currency (10)	(229)	74	46	107
Non-income tax expense adjustment (11)	(39)	(30)	(88)	(198)
Fair market value adjustments to investments in private companies (12)	1,508	67	1,508	67
Loss attributable to non-controlling interest (14)	—	1,027	1,160	1,805
Adjusted net income before income tax effect	48,805	40,794	101,701	81,262
Income tax effect (18)	(12,445)	(10,403)	(25,934)	(20,722)
Adjusted net income	$36,360	$30,391	$75,767	$60,540

Basic number of weighted average shares outstanding	55,143,013	54,439,733	55,013,544	54,289,443
Effect of dilutive shares:
Convertible Notes (16)	10,811,884	11,253,471	10,811,884	11,361,458
Non-vested RSUs and PSUs	590,918	316,758	527,360	445,323
Options to purchase common stock	49,692	57,902	38,996	73,271
Diluted number of weighted average shares outstanding	66,595,507	66,067,864	66,391,784	66,169,495
Adjusted net income per diluted share	$0.55	$0.46	$1.14	$0.91

The following table sets forth a reconciliation of net cash provided by operating activities to free cash flow:

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$91,054	$38,476
Less: Purchases of property and equipment	(5,172)	(16,735)
Less: Capitalization of internally developed software	(38,751)	(46,801)
Free cash flow	$47,131	$(25,060)

The following tables set forth the reconciliations of income (loss) from operations to adjusted EBITDA for each segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Income (loss) from operations	$53,171	$(101,778)	$(26,940)	$(75,547)
Add (deduct):
Depreciation and amortization	38,375	7,358	—	45,733
Goodwill impairment (4)	—	96,269	—	96,269
Gain on deconsolidation (5)	(19,523)	—	—	(19,523)
Non-cash compensation expense (6)	11,360	1,904	4,558	17,822
Restructuring charges and transaction costs (7)	2,063	60	6,282	8,405
Severance expense (8)	632	—	37	669
Litigation, regulatory and other governance related expenses (9)	—	4,020	—	4,020
Non-income tax expense adjustment (11)	(39)	—	—	(39)
Adjusted EBITDA	$86,039	$7,833	$(16,063)	$77,809

	Three months ended June 30, 2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Income (loss) from operations	$22,705	$(10,299)	$(27,718)	$(15,312)
Add (deduct):
Deferred revenue fair value adjustment (1)	17	—	—	17
Depreciation and amortization	25,575	6,490	—	32,065
Non-cash compensation expense (6)	12,325	2,445	6,620	21,390
Restructuring charges and transaction costs (7)	5,414	69	1,025	6,508
Severance expense (8)	1,853	3,120	3,261	8,234
Litigation, regulatory and other governance related expenses (9)	—	2,210	(65)	2,145
Non-income tax expense adjustment (11)	(25)	(5)	—	(30)
Loss attributable to non-controlling interest (14)	1,027	—	—	1,027
Adjusted EBITDA	$68,891	$4,030	$(16,877)	$56,044

	Six Months Ended June 30, 2024
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Income (loss) from operations	$92,101	$(107,517)	$(51,423)	$(66,839)
Add (deduct):
Depreciation and amortization	65,193	14,432	—	79,625
Goodwill impairment (4)	—	96,269	—	96,269
Gain on deconsolidation (5)	(19,523)	—	—	(19,523)
Non-cash compensation expense (6)	22,747	3,768	10,205	36,720
Restructuring charges and transaction costs (7)	2,106	739	7,616	10,461
Severance expense (8)	2,436	13	1,645	4,094
Litigation, regulatory and other governance related expenses (9)	—	6,308	—	6,308
Non-income tax expense adjustment (11)	(88)	—	—	(88)
Loss attributable to non-controlling interest (14)	1,160	—	—	1,160
Adjusted EBITDA	$166,132	$14,012	$(31,957)	$148,187

	Six months ended June 30, 2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Income (loss) from operations	$45,303	$(17,214)	$(54,458)	$(26,369)
Add:
Deferred revenue fair value adjustment (1)	69	—	—	69
Depreciation and amortization	51,067	12,518	—	63,585
Non-cash compensation expense (6)	23,792	4,882	12,169	40,843
Restructuring charges and transaction costs (7)	6,553	312	3,806	10,671
Severance expense (8)	5,652	5,325	3,445	14,422
Litigation, regulatory and other governance related expenses (9)	—	3,534	1,685	5,219
Non-income tax expense adjustment (11)	(127)	(71)	—	(198)
Loss attributable to non-controlling interest (14)	1,805	—	—	1,805
Adjusted EBITDA	$134,114	$9,286	$(33,353)	$110,047

Footnotes to GAAP to Non-GAAP Reconciliations

(1)Deferred revenue fair value adjustment represents the effect of purchase accounting on the fair value of acquired deferred revenue in accordance with ASC 606.
(2)For the three months ended June 30, 2024 and 2023, the effective tax rate computed in accordance with GAAP equaled 0.8% and (1.8)%, respectively. For the six months ended June 30, 2024 and 2023, the effective tax rate computed in accordance with GAAP equaled (1.1)% and (58.0)%, respectively.
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
(5)Gain on deconsolidation represents the non-cash gain on the deconsolidation of our non-controlling interest. These gains are infrequent and outside the ordinary course of our continuing operations. We exclude these gains to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.
(6)Non-cash compensation expense represents expense related to stock-based awards made to employees and directors. We exclude stock-based compensation because the Company does not view it as reflective of our core operating performance as it is a non-cash expense.
(7)Restructuring charges and transaction costs represent third-party costs incurred related to significant, distinct enterprise-wide strategic initiatives such as the closure of certain offices in the United States, acquisition and transaction related expenditures and system integration costs related to implementation of a new Enterprise Resource Planning System. These third-party costs are infrequent and outside the ordinary course of our continuing operations. We exclude these costs to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.
(8)Severance expense represents severance and related costs associated with certain strategic initiatives that have reshaped our workforce such as an organizational realignment in the fourth quarter of 2022, post-acquisition integration activity and a reduction in force initiative in 2023. These are not reflective of future ongoing operations and affect comparability of the Company’s operational results across reporting periods.
(9)Litigation, regulatory and other governance related expenses represent certain third-party non-recurring litigation fees primarily related to litigation matters discussed in Note 19—Commitments and Contingencies as well as governance related expenses associated with activist shareholder activity. The litigation costs relate to two matters over a three-year time period and are not reoccurring expenditures.
(10)Foreign currency represents gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts. These adjustments can vary significantly from period to period and are not indicative of our core operating performance.
(11)Non-income tax expense adjustments relate to the remediation of historical sales and use tax issues and are not indicative of our core operating performance.
(12)Fair market value adjustments to investments in private companies represents non-recurring unrealized gains and losses related to the Company’s investments. These adjustments are infrequent and outside the ordinary course of our continuing operations.
(13)Gain (loss) from equity method investments represents gains and losses related to our equity method investments. These investments are not part of our core business and the ventures associated with these investments generally are start-up or early-stage businesses where we have limited influence over their operational and financial policies. The results of operations for each of these investments can vary significantly from period to period and do not represent the Company’s ongoing operations.
(14)Loss attributable to non-controlling interest represents the loss attributable to the Company’s minority economic interest in a private company excluding the impact of non-cash or non-recurring items included within other line items. Before April 1, 2024, the Company consolidated its minority interest in a private company as a result of its ability to control this private company interest through majority representation on the board, the Company has excluded loss attributable to non-controlling interest as it owns a minority economic interest in the private company. This private company is a start-up business and the results of its operations vary significantly from period to period and are not representative of the Company’s financial performance. Effective April 1, 2024, the Company no longer had majority representation of the company's board and therefore no longer had a controlling financial interest in this private company which resulted in the deconsolidation of this private company's assets, liabilities and results of operations starting April 1, 2024.
(15)Non-cash interest expense represents third-party costs incurred in securing debt and are amortized over the term of the debt. We exclude non-cash interest expense because the Company does not view this expense as reflective of our core operating performance as it is a non-cash expense.
(16)For purposes of computing adjusted net income and adjusted net income per share, the Company always assumes the convertible notes to be fully converted for all periods presented. Therefore, cash interest for convertible notes is added to adjusted net income in accordance with the if-converted method.
(17)Amortization of acquired intangibles represents non-cash amortization expense from intangible assets acquired through acquisitions. The fair value of these acquired intangible assets are estimates and the Company does not view it as reflective of our core operating performance as it is a non-cash expense.
(18)Income tax effect represents the tax effect of Non-GAAP adjustments as described above and is calculated using an estimated normalized tax rate of 25.5% for both the three and six months ended June 30, 2024 and 2023.

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

The Company issued $517.5 million aggregate principal amount of 0.75% Convertible Notes due 2025 in August 2020. As of June 30, 2024, $317.5 million aggregate principal of the Convertible Notes due 2025 remained outstanding. Pursuant to the indenture under which the Convertible Notes due 2025 were issued, the Company was required to remove a restrictive legend on the Convertible Notes due 2025 relating to restrictions on transfer under the Securities Act of 1933, as amended, on or before September 9, 2021. Due to a clerical error, the restrictive legend was not removed until June 18, 2022. As a result of its failure to remove the legend on a timely basis, the Company was required to pay certain amounts of additional interest and interest thereon after February 15, 2022. Failure to pay the Additional Interest constituted an event of default under the Indenture. The event of default under the Indenture was cured with the payment of an immaterial amount of Additional Interest, as well as certain penalties, in August 2024. In addition, the event of default under the Indenture resulted in an event of default under the Revolving Credit Facility due to a cross-default provision in the Revolving Credit Facility. The resulting event of default was waived by the required lenders under the Revolving Credit Facility in August 2024. As a result, the Company was in compliance with the covenants contained in the Indenture and the Revolving Credit Facility as of August 9, 2024 and any and all existing defaults and events of default that had arisen or may have arisen therefrom were cured.

As of June 30, 2024, we had total cash and cash equivalents of $122.0 million, no amounts outstanding under the Revolving Credit Facility and $500.0 million available to borrow under the Revolving Credit Facility, subject to covenant compliance.

Cash Flows

The following table presents a summary of our cash flows:

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$91,054	$38,476
Net cash used in investing activities	(61,051)	(96,667)
Net cash provided by (used in) financing activities	584	(48,596)
Effect of exchange rate on changes on cash and cash equivalents	2	3,633
Net change in cash and cash equivalents	$30,589	$(103,154)

Operating Activities

Net cash provided by operating activities increased $52.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase of $72.8 million in cash provided by our business operations, partially offset by a decrease of $20.2 million in cash provided due to timing of payments within our working capital accounts. Our working capital is affected by the timing of payments related to several items, including but not limited to, employee incentives, income tax payments and cash collections from our clients. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, the decrease of $20.2 million in cash provided within our working capital accounts is primarily related to timing of cash collections from our clients and cash payment timing differences within accounts payable and accrued expenses and prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities decreased $35.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a decrease in cash used related to an issuance of loan receivable to a private company of $20.0 million, a decrease in cash used to purchase property and equipment of $11.6 million, a decrease in cash used to acquire proprietary technology of $9.0 million and a decrease in capitalization of internally developed software of $8.1 million, partially offset by $11.1 million in cash associated with the deconsolidation of our non-controlling interest during the six months ended June 30, 2024 and a $1.6 million increase in cash used for investments in private companies.

Financing Activities

Net cash provided by financing activities increased $49.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to settling the remaining aggregate principal amount of $45.0 million on the Convertible Notes due 2023 during the six months ended June 30, 2023, cash proceeds from capital contributions received by non-controlling interest of $12.0 million during the six months ended June 30, 2024, a decrease in cash used for share repurchases of $9.3 million, a decrease in cash paid related to tax withholdings for stock-based compensation of $1.6 million and a decrease in cash used to purchase non-controlling units from third-party shareholders of $1.0 million, partially offset by borrowing $20.0 million on the Revolving Credit Facility during the six months ended June 30, 2023.

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

See “Part I, Item 1, Note 19—Commitments and Contingencies” for details related to this transaction.

Legal Proceedings

See “Part I, Item 1, Note 19—Commitments and Contingencies, Legal Proceedings” for legal proceedings details.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. See "Note 2—Basis of Presentation" to the consolidated financial statements in our Annual Report for significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report include, but are not limited to, the discussion of estimates used for recognition of revenue, impairment of goodwill and acquired intangible assets and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market, foreign currency or interest rate risks as discussed in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Note 19—Commitments and Contingencies, Legal Proceedings is incorporated herein by reference.

Item 1A. Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report when making investment decisions regarding our securities. Except as set forth below, the risk factors that were disclosed in our Annual Report have not materially changed since the date the Annual Report was filed.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations and business.

On July 11, 2024, the Company entered into an Agreement and Plan of Merger with BCPE Pequod Buyer, Inc., a Delaware corporation, and BCPE Pequod Merger Sub, Inc., a Delaware corporation and a wholly-owned Subsidiary of Parent. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain incremental risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:

•the proposed Merger and its announcement could have an adverse effect on our ability to retain customers and retain and hire key personnel and maintain relationships with our customers and business partners;
•the diversion of management time and attention, as well as distraction of our key personnel, from the Company’s ordinary course of business operations;
•delays or deferments of certain business decisions by our customers and business partners, who may defer decisions about working with us, move to our competitors, or seek to delay or change existing business relationships with us;
•our inability to solicit other acquisition proposals, pursue alternative business opportunities, to freely issue securities, incur or refinance certain indebtedness, or make certain material capital expenditures without Parent’s prior approval;
•the proposed Merger and the termination fee of $90.65 million that we may be required to pay under certain circumstances if the Merger does not close may negatively impact the structure, pricing and terms proposed by a third party seeking to acquire or merge with the Company or deter such third party from making a competing acquisition proposal;
•the inability to make strategic changes to our business because the Merger Agreement requires us to use reasonable best efforts to conduct our business in the ordinary course of business and not engage in certain kinds of transactions prior to the completion of the proposed Merger without Parent’s approval;
•negative publicity as a result of significant delays in completing the Merger or the failure to complete the Merger, which, in turn, could negatively affect our relationships with business partners and could impact investor and consumer confidence in our business;
•any litigation relating to the Merger and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.

The Merger may not be completed within the intended timeframe, or at all, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including the including (a) the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of our common stock, (b) the expiration, termination or receipt of any approval or clearances applicable to the consummation of the Merger under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain additional clearances or approvals of certain other governmental bodies; and (c) the absence of any law or order preventing, prohibiting or making illegal the consummation of the Merger.

Such consents and approvals may not be received at all, may not be received in a timely fashion, or may impose conditions on the completion of the Merger. We cannot assure that all of the conditions in the Merger Agreement will be satisfied or waived on a timely basis or at all. If the conditions in the Merger Agreement are not satisfied or waived on a timely basis or at all, or if Parent failed to obtain financing necessary to complete the proposed transaction, we may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.

If the Merger is delayed or not completed, without realizing any of the benefits of having completed the Merger, we may be subject to a number of risks, including the following:

•the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed;
•commitments of management’s time and resources to the Merger that could otherwise have been devoted to pursuing other beneficial opportunities for the Company;
•we may experience negative reactions from the financial markets or from our customers, suppliers, business partners or employees;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•we have incurred, and expect to continue incurring, significant costs, expenses, and fees for professional services and other Merger-related costs, for which we may receive little or no benefit if the Merger is not completed, and many of these fees and costs will be payable by us even if the Merger is not completed; and
•we may be required, if the Merger Agreement is terminated in certain limited circumstances, to pay a termination fee of $90.65 million as provided in the Merger Agreement which would require us to use cash that would have otherwise been available for general corporate purposes or other uses.

If any of these or other risks materialize, they could adversely impact our ongoing business, financial condition, financial results and the price of our common stock. Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.

Stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business, operating results and financial condition.

Litigation relating to the Merger may be filed against the Company and its Board of Directors. Among other remedies, these claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. The litigation costs, including costs associated with the indemnification of obligations to our directors, and diversion of management’s attention and resources to address the claims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and business partners, or otherwise harm our operations and financial performance.

The Merger will involve substantial costs and require substantial management resources, which could adversely affect our operating results and financial condition.

In connection with the consummation of the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We have incurred, and expect to continue to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filings with the SEC and notices and other transaction-related costs, fees and expenses. We expect these costs could have an adverse effect on our operating results. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur.

In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with the Company following the completion of the Merger. Losses of employees could adversely affect our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals.

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

There were no purchases of equity securities made under the share repurchase program during the six months ended June 30, 2024. As of June 30, 2024, 0.3 million shares are still available to be purchased under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

See the exhibit index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1**	Agreement and Plan of Merger, dated as of July 11, 2024, by and among BCP Pequod Buyer, Inc. BCPE Pequod Merger Sub. Inc. and Envestnet, Inc.
10.1	Second Amendment to Interim Executive Agreement
10.2	Form Retention Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
* The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (iii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2024 and 2023; (vi) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.
** Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC.

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Quarterly Report are defined below:

Abbreviations or Acronyms	Definition
2010 Plan	2010 Long-Term Incentive Plan
2019 Equity Plan	2019 Acquisition Equity Incentive Plan
2024 Plan	2024 Long-Term Incentive Plan
Additional Interest	Additional interest and interest thereon required as a result of failure to remove the restrictive legend pursuant to the indenture under which the Convertible Notes due 2025 were issued
AETR	Annual effective tax rate
Annual Report	Form 10-K for the year ended December 31, 2023
ASC	Accounting Standards Codification™
ASC 310	Accounting Standards Codification Topic 310, Receivables
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740-270	Accounting Standards Codification Topic 740, Income Taxes—Interim Reporting
ASC 842	Accounting Standards Codification Topic 842, Leases
ASU	Accounting Standards Update
Board	Board of Directors
Company	Envestnet, Inc. and its subsidiaries
Convertible Notes	Collectively the Convertible Notes due 2023, Convertible Notes due 2025 and Convertible Notes due 2027
Convertible Notes due 2023	$45.0 million of remaining aggregate principal amount of convertible notes with an interest rate of 1.75% per year that matured and were settled on June 1, 2023
Convertible Notes due 2025	$317.5 million of remaining aggregate principal amount of convertible notes with an interest rate of 0.75% per year that mature on August 15, 2025
Convertible Notes due 2027	$575.0 million aggregate principal amount of convertible notes with an interest rate of 2.625% per year that mature on December 1, 2027
Envestnet	Envestnet, Inc.
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FinancialApps	FinancialApps, LLC
FinTech	Financial Technology
GAAP	United States Generally Accepted Accounting Principles
Indenture	Indenture under which the Convertible Notes due 2025 were issued
IRC Section 174	Internal Revenue Code of 1986, Section 174: Amortization of Research and Experimental Expenditures
PSU	Performance-based restricted stock unit
Quarterly Report	Form 10-Q for the quarter ended March 31, 2024
R&D	Research and Development.
Redi2	Redi2 Technologies Inc.
Redi2 acquisition	Stock purchase agreement between Envestnet and Redi2 Technologies, dated as of June 24, 2022
Revolving Credit Facility	Revolving credit facility of $500.0 million pursuant to the Third Amended and Restated Credit Agreement
RIAs	Registered investment advisors
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
TCS	Tata Consultancy Services
Truelytics	Truelytics, Inc.
U.S.	United States
Waiver	Waiver with respect to the Revolving Credit Facility
Yodlee	Yodlee, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVESTNET, INC.

Date: August 9, 2024	By:	/s/ James L. Fox
James L. Fox
Interim Chief Executive Officer
Principal Executive Officer

Date: August 9, 2024	By:	/s/ Joshua B. Warren
Joshua B. Warren
Chief Financial Officer
Principal Financial Officer

Date: August 9, 2024	By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer