Form 10-Q
period 2024-09-30
ENVESTNET, INC.
filed 2024-11-08
CIK 1337619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of November 1, 2024, Envestnet, Inc. had 55,345,924 shares of common stock outstanding.

Envestnet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$193,356	$91,378
Fees receivable, net	110,098	120,958
Prepaid expenses and other current assets	59,570	51,472
Total current assets	363,024	263,808
Property and equipment, net	41,632	48,223
Internally developed software, net	207,311	224,713
Intangible assets, net	301,426	338,068
Goodwill	690,885	806,563
Operating lease right-of-use assets, net	63,600	69,154
Investments in unconsolidated entities	93,378	56,292
Other assets	67,448	70,431
Total assets	$1,828,704	$1,877,252
Liabilities and equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$261,464	$241,424
Operating lease liabilities	11,768	12,909
Deferred revenue	28,732	38,201
Current portion of debt	315,896	314,532
Total current liabilities	617,860	607,066
Debt, net of current portion	564,429	562,080
Operating lease liabilities, net of current portion	93,115	100,830
Deferred tax liabilities, net	15,169	16,568
Other liabilities	11,518	16,202
Total liabilities	1,302,091	1,302,746
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.005, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.005, 500,000,000 shares authorized; 71,989,879 and 71,129,801 shares issued as of September 30, 2024 and December 31, 2023, respectively; 55,342,170 and 54,773,662 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	359	355
Treasury stock at cost, 16,647,709 and 16,356,139 shares as of September 30, 2024 and December 31, 2023, respectively	(288,420)	(272,573)
Additional paid-in capital	1,259,274	1,206,627
Accumulated deficit	(436,000)	(357,651)
Accumulated other comprehensive loss	(8,600)	(8,567)
Total stockholders’ equity attributable to Envestnet, Inc.	526,613	568,191
Non-controlling interest	—	6,315
Total equity	526,613	574,506
Total liabilities and equity	$1,828,704	$1,877,252

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Asset-based	$224,980	$193,901	$647,081	$556,595
Subscription-based	115,402	114,939	350,852	346,977
Total recurring revenue	340,382	308,840	997,933	903,572
Professional services and other revenue	5,567	8,007	21,239	24,416
Total revenue	345,949	316,847	1,019,172	927,988
Operating expenses:
Direct expense	136,488	120,421	407,472	354,309
Employee compensation	103,487	113,334	311,205	344,646
General and administrative	63,438	50,091	168,427	158,816
Depreciation and amortization	35,530	32,400	115,155	95,985
Goodwill impairment	—	—	96,269	—
Gain on deconsolidation	—	—	(19,523)	—
Total operating expenses	338,943	316,246	1,079,005	953,756
Income (loss) from operations	7,006	601	(59,833)	(25,768)
Other expense, net	(4,277)	(2,001)	(13,446)	(12,012)
Income (loss) before income tax provision (benefit) and equity method investments	2,729	(1,400)	(73,279)	(37,780)
Income tax provision (benefit)	2,864	(8,824)	3,717	15,363
Loss from equity method investments	(1,526)	(2,368)	(3,327)	(7,694)
Net income (loss)	(1,661)	5,056	(80,323)	(60,837)
Add: Net loss attributable to non-controlling interest	—	2,035	1,974	5,284
Net income (loss) attributable to Envestnet, Inc.	$(1,661)	$7,091	$(78,349)	$(55,553)
Net income (loss) attributable to Envestnet, Inc. per share:
Basic	$(0.03)	$0.13	$(1.42)	$(1.02)
Diluted	$(0.03)	$0.13	$(1.42)	$(1.02)
Weighted average common shares outstanding:
Basic	55,273,324	54,562,270	55,100,239	54,380,231
Diluted	55,273,324	54,970,616	55,100,239	54,380,231

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Envestnet, Inc.	$(1,661)	$7,091	$(78,349)	$(55,553)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(173)	(151)	(33)	4,030
Total other comprehensive income (loss), net of tax	(173)	(151)	(33)	4,030
Comprehensive income (loss) attributable to Envestnet, Inc.	$(1,834)	$6,940	$(78,382)	$(51,523)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share information)
(unaudited)

						Accumulated
					Additional	Other		Non-
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2023	71,129,801	$355	(16,356,139)	$(272,573)	$1,206,627	$(8,567)	$(357,651)	$6,315	$574,506
Net income (loss)	—	—	—	—	—	—	2,513	(1,974)	539
Other comprehensive loss, net of tax	—	—	—	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	—	—	18,572	—	—	326	18,898
Issuance of common stock, vesting of RSUs and PSUs	483,237	3	—	—	—	—	—	—	3
Net cash paid related to tax withholding for stock-based compensation	—	—	(177,932)	(8,449)	—	—	—	—	(8,449)
Proceeds from the exercise of stock options	20,033	—	—	—	71	—	—	—	71
Proceeds from capital contributions received by non-controlling interest	—	—	—	—	—	—	—	12,012	12,012
Other	—	—	—	—	—	—	—	(258)	(258)
Balance, March 31, 2024	71,633,071	358	(16,534,071)	(281,022)	1,225,270	(8,571)	(355,138)	16,421	597,318
Net loss	—	—	—	—	—	—	(79,201)	—	(79,201)
Other comprehensive income, net of tax	—	—	—	—	—	144	—	—	144
Stock-based compensation expense	—	—	—	—	17,822	—	—	—	17,822
Issuance of common stock, vesting of RSUs and PSUs	161,219	—	—	—	—	—	—	—	—
Net cash paid related to tax withholding for stock-based compensation	—	—	(54,666)	(3,706)	—	—	—	—	(3,706)
Proceeds from the exercise of stock options	16,335	—	—	—	653	—	—	—	653
Deconsolidation of non-controlling interest	—	—	—	—	—	—	—	(16,421)	(16,421)
Other	—	—	—	—	(262)		—	—	(262)
Balance, June 30, 2024	71,810,625	358	(16,588,737)	(284,728)	1,243,483	(8,427)	(434,339)	—	516,347
Net loss	—	—	—	—	—	—	(1,661)	—	(1,661)
Other comprehensive loss, net of tax	—	—	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—	—	—	—	16,484	—	—	—	16,484
Issuance of common stock, vesting of RSUs and PSUs	170,855	1	—	—	—	—	—	—	1
Net cash paid related to tax withholding for stock-based compensation	—	—	(58,972)	(3,692)	—	—	—	—	(3,692)
Proceeds from the exercise of stock options	8,399	—	—	—	357	—	—	—	357
Other	—	—	—	—	(1,050)	—	—	—	(1,050)
Balance, September 30, 2024	71,989,879	$359	(16,647,709)	$(288,420)	$1,259,274	$(8,600)	$(436,000)	$—	$526,613

						Accumulated
					Additional	Other		Non-
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2022	70,025,733	$350	(16,011,907)	$(253,551)	$1,135,284	$(8,589)	$(118,927)	$13,037	$767,604
Net loss	—	—	—	—	—	—	(41,228)	(1,533)	(42,761)
Other comprehensive income, net of tax	—	—	—	—	—	4,277	—	—	4,277
Stock-based compensation expense	—	—	—	—	19,345	—	—	108	19,453
Issuance of common stock, vesting of RSUs and PSUs	524,316	2	—	—	—	—	—	—	2
Net cash paid related to tax withholding for stock-based compensation	—	—	(173,612)	(10,732)	—	—	—	—	(10,732)
Proceeds from the exercise of stock options	37,454	—	—	—	367	—	—	—	367
Purchase of non-controlling units from third-party shareholders	—	—	—	—	(984)	—	—	(24)	(1,008)
Other	—	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2023	70,587,503	352	(16,185,519)	(264,283)	1,154,012	(4,312)	(160,155)	11,566	737,180
Net loss	—	—	—	—	—	—	(21,416)	(1,716)	(23,132)
Other comprehensive loss, net of tax	—	—	—	—	—	(96)	—	—	(96)
Stock-based compensation expense	—	—	—	—	21,347	—	—	43	21,390
Issuance of common stock, vesting of RSUs and PSUs	162,770	1	—	—	—	—	—	—	1
Net cash paid related to tax withholding for stock-based compensation	—	—	(55,971)	(3,042)	—	—	—	—	(3,042)
Proceeds from the exercise of stock options	2,500	—	—	—	105	—	—	—	105
Other	—	—	—	—	—	—	—	52	52
Balance, June 30, 2023	70,752,773	353	(16,241,490)	(267,325)	1,175,464	(4,408)	(181,571)	9,945	732,458
Net income (loss)	—	—	—	—	—	—	7,091	(2,035)	5,056
Other comprehensive loss, net of tax	—	—	—	—	—	(151)	—	—	(151)
Stock-based compensation expense	—	—	—	—	17,205	—	—	93	17,298
Issuance of common stock, vesting of RSUs and PSUs	184,828	1	—	—	—	—	—	—	1
Net cash paid related to tax withholding for stock-based compensation	—	—	(59,812)	(3,230)	—	—	—	—	(3,230)
Proceeds from the exercise of stock options	12,422	—	—	—	367	—	—	—	367
Other	—	—	—	—	—	—	—	2	2
Balance, September 30, 2023	70,950,023	$354	(16,301,302)	$(270,555)	$1,193,036	$(4,559)	$(174,480)	$8,005	$751,801

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Envestnet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(80,323)	$(60,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115,155	95,985
Non-cash compensation expense	53,204	58,141
Non-cash interest expense	4,237	4,258
Non-cash goodwill impairment	96,269	—
Non-cash gain on deconsolidation	(19,523)	—
Non-cash Convertible Promissory Note impairment	3,700	—
Loss from equity method investments	3,327	7,694
Fair market value adjustments to investments in private companies	1,508	(2,804)
Lease related impairments	689	2,483
Other	(1,173)	(303)
Changes in operating assets and liabilities:
Fees receivable, net	6,578	(9,621)
Prepaid expenses and other assets	(7,944)	(17,534)
Accounts payable, accrued expenses and other liabilities	14,218	278
Deferred revenue	(3,513)	(3,974)
Net cash provided by operating activities	186,409	73,766
Cash flows from investing activities:
Purchases of property and equipment	(5,939)	(18,275)
Capitalization of internally developed software	(57,127)	(71,117)
Deconsolidation of non-controlling interest	(11,073)	—
Investments in private companies	(3,055)	(4,175)
Acquisition of proprietary technology	(4,481)	(12,000)
Issuance of loan receivable to private company	—	(20,000)
Other	—	400
Net cash used in investing activities	(81,675)	(125,167)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	—	55,000
Payments related to Revolving Credit Facility	—	(55,000)
Payments related to Convertible Notes	—	(45,000)
Proceeds from exercise of stock options	1,081	839
Payments related to tax withholdings for stock-based compensation	(15,847)	(17,004)
Payments related to share repurchases	—	(9,289)
Proceeds from capital contributions received by non-controlling interest	12,012	—
Purchase of non-controlling units from third-party shareholders	—	(1,008)
Other	4	4
Net cash used in financing activities	(2,750)	(71,458)
Effect of exchange rate on changes on cash and cash equivalents	(6)	3,897
Net change in cash and cash equivalents	101,978	(118,962)
Cash and cash equivalents, beginning of period	91,378	162,173
Cash and cash equivalents, end of period	$193,356	$43,211
Supplemental disclosures of cash flow information
Net cash paid for income taxes	$13,175	$13,552
Cash paid for interest	$12,487	$12,231
Supplemental disclosure of non-cash activities
Conversion of equity method investee loan to shares	$—	$4,129
Right-of-use assets obtained in exchange for lease liabilities, net	$753	$359
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$—	$6,441
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

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have not been audited by an independent registered public accounting firm. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2023 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2024 and results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein. The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Accounts for the Envestnet Wealth Solutions segment that are denominated in a non-U.S. currency have been re-measured using the U.S. dollar as the functional currency. Certain accounts within the Envestnet Data & Analytics segment are recorded and measured in foreign currencies. The assets and liabilities for those subsidiaries with a functional currency other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at average exchange rates. Differences arising from these foreign currency translations are recorded in the unaudited condensed consolidated balance sheets as accumulated other comprehensive income (loss) within stockholders' equity. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the condensed consolidated statements of operations.

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for other interim periods or for the full fiscal year.

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

The Company's Board has unanimously (i) approved and declared advisable the Merger Agreement and the transactions contemplated thereby, (ii) determined that the terms of Merger Agreement and the transactions contemplated

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
thereby are fair to, and in the best interests of, the Company and the Company’s shareholders, (iii) directed that the adoption of the Merger Agreement be submitted to a vote of the Company’s shareholders in accordance with the Merger Agreement, and (iv) subject to the terms and conditions of the Merger Agreement, resolved to recommend that the Company’s shareholders approve the adoption of the Merger Agreement and approve the Merger on the terms and subject to the conditions set forth therein.

Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.005 per share, of the Company (the “Common Shares”) that is issued and outstanding as of immediately prior to the Effective Time (other than any Common Shares (i) owned by Parent (or any of its Affiliates), Merger Sub or the Company or any direct or indirect wholly owned subsidiaries of Parent (or any of its Affiliates), Merger Sub or the Company, (ii) that are Rollover Shares (as defined in the Merger Agreement), (iii) held in treasury of the Company, and (iv) as to which appraisal rights have been properly exercised in accordance with Delaware law), will be automatically cancelled, extinguished and converted into the right to receive $63.15, without interest thereon.

On September 24, 2024 the Company announced that, at a special meeting, the Company’s stockholders approved the Merger. The closing of the Merger is expected in the fourth quarter of 2024, subject to the satisfaction or waiver of the remaining customary closing conditions.

If the Merger is consummated, the Common Shares will be delisted from The New York Stock Exchange and deregistered under the Exchange Act, as promptly as practicable after the Effective Time.

Segment Reporting
On October 1, 2023, the Company changed the composition of its reportable segments to reflect the way that the Company's chief operating decision maker reviews the operating results, assesses performance and allocates resources. All segment information presented within this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is presented in conjunction with the current organizational structure, with prior periods adjusted accordingly.
Correction of Immaterial Errors

In July 2024, the Company identified that as a result of a clerical error an event of default had occurred pursuant to the indenture under which the Convertible Notes due 2025 had been issued, and therefore the Convertible Notes due 2025 should have been classified as current debt instead of as non-current debt as previously recorded in the condensed consolidated balance sheets. Upon identification, the Company promptly cured the technical default. Upon analysis, the Company concluded that the classification error was immaterial in prior period financial statements as the event of default was caused by a clerical error and was not reflective of noncompliance with any factors impacting the Company’s liquidity or financial covenants. If the Company had identified the technical default in the prior period and classified the debt as current, the matter would have been disclosed and promptly resolved. Therefore, amendment of previously filed reports was not required. However, the Company corrected this immaterial error in the prior year reported within this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. This adjustment resulted in an increase in Current portion of debt of $314.5 million and a corresponding decrease to Debt, net of current portion of $314.5 million in the condensed consolidated balance sheets as of December 31, 2023.
During the fourth quarter of 2023, the Company identified that the arrangement with a third-party for the use of cloud hosted virtual servers which was previously accounted for as a finance lease transaction and included as a component of property and equipment, net in the condensed consolidated balance sheets should have been recognized as a prepayment included within prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets. The Company concluded that the classification of these transactions was immaterial in prior period financial statements and that amendment of previously filed reports was not required. However, the Company corrected this immaterial error in the prior period reported within this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.
In the condensed consolidated statements of operations these adjustments resulted in an increase in direct expense of $0.9 million, an increase in general and administrative expense of $1.0 million and a corresponding decrease in depreciation and amortization expense of $1.9 million for the three months ended September 30, 2023 and an increase in direct expense of $2.3 million, an increase in general and administrative expense of $2.8 million and a corresponding decrease in depreciation and amortization expense of $5.1 million for the nine months ended September 30, 2023. In the condensed consolidated statements of cash flows for the nine months ended September 30, 2023, these adjustments resulted in a decrease in net cash provided by operating activities of $5.5 million and a corresponding decrease in net cash provided by (used in) financing activities of $5.5 million.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates under different assumptions or conditions.

 Reclassifications

Certain amounts in the condensed consolidated balance sheets as of December 31, 2023, the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 have been reclassified to conform to the current period presentation. These reclassifications did not change the previously reported total assets, total liabilities and equity, net income (loss) attributable to Envestnet, Inc., or net change in cash and cash equivalents and did not affect the condensed consolidated statements of comprehensive income (loss) or condensed consolidated statements of stockholders' equity.

Related Party Transactions

The Company has an approximate 3.4% membership interest in a private services company that it accounts for using the equity method of accounting and is considered to be a related party. Revenue from the private services company totaled $2.1 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively. Revenue from the private services company totaled $6.8 million and $9.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded a net receivable from the private services company of $0.2 million and $1.7 million, respectively.

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

3.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Prepaid technology	$16,097	$14,630
Income tax prepayments and receivables	16,404	9,625
Prepaid data servers	4,984	7,991
Prepaid debt issuance costs	4,353	—
Prepaid insurance	3,599	2,785
Non-income tax receivable	2,963	4,041
Other	11,170	12,400
Total prepaid expenses and other current assets	$59,570	$51,472

4.Internally Developed Software, Net

Internally developed software, net consisted of the following:

		September 30,	December 31,
	Estimated Useful Life	2024	2023

		(in thousands)
Internally developed software	5 years	$435,224	$405,078
Less: accumulated amortization		(227,913)	(180,365)
Internally developed software, net		$207,311	$224,713

Due to a change in technology needs of the business, $1.3 million and $14.2 million of net capitalized internally developed software costs, the majority of which was included within the Envestnet Wealth Solutions segment, was written off and included within depreciation and amortization expense in the condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
5.Geographical Information

The following table sets forth certain long-lived assets including property and equipment, net and internally developed software, net by geographic area:

	September 30,	December 31,
	2024	2023

	(in thousands)
United States	$246,378	$270,381
India	2,565	2,555
Total long-lived assets, net	$248,943	$272,936

See “Note 14—Revenue and Direct Expense” for detail of revenue by geographic area.

6.Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)
Customer lists	$593,200	$(345,423)	$247,777	$604,080	$(327,042)	$277,038
Proprietary technologies	93,956	(44,166)	49,790	93,058	(37,052)	56,006
Trade names	11,000	(7,141)	3,859	15,700	(10,676)	5,024
Total intangible assets	$698,156	$(396,730)	$301,426	$712,838	$(374,770)	$338,068

During the nine months ended September 30, 2024 and 2023, the Company retired fully amortized intangible assets with historical costs of $21.8 million and $40.5 million, respectively.

The estimated future amortization expense of the Company's intangible assets as of September 30, 2024 was as follows (in thousands):

Remainder of 2024	$14,466
2025	55,393
2026	47,868
2027	39,092
2028	31,716
Thereafter	112,891
Total	$301,426

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
7.Depreciation and Amortization Expense

Depreciation and amortization expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Intangible asset amortization	$14,542	$15,124	$43,741	$47,784
Internally developed software amortization (1)	16,155	13,500	60,261	36,988
Property and equipment depreciation	4,833	3,776	11,153	11,213
Total depreciation and amortization	$35,530	$32,400	$115,155	$95,985
_________________________________________________________
(1) $1.3 million and $14.2 million of net capitalized internally developed software costs was written off and included within internally developed software amortization expense during the three and nine months ended September 30, 2024, respectively. See Note 4—Internally Developed Software, Net for further information.

8.Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Balance as of December 31, 2023	$710,326	$96,237	$806,563
Deconsolidation of non-controlling interest	(19,409)	—	(19,409)
Goodwill impairment	—	(96,269)	(96,269)
Foreign currency translation and other	(32)	32	—
Balance as of September 30, 2024	$690,885	$—	$690,885

Goodwill Impairment

Due to a strategic shift of business priorities for the Envestnet Data & Analytics segment, which was considered an event or change in circumstance that required an assessment of goodwill for impairment as of June 30, 2024, the Company performed a quantitative goodwill impairment analysis for the reporting unit to determine whether there was an impairment as of June 30, 2024. The impairment test identified that the carrying value of the Envestnet Data & Analytics reporting unit exceeded its fair value, which resulted in the recognition of a non-cash impairment charge to goodwill of $96.3 million in the condensed consolidated statements of operations during the second quarter of 2024. Although the Company recorded this impairment charge during the second quarter of 2024, future charges may occur if certain estimates and assumptions change significantly, and such charges could be material.

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

Effective April 1, 2024, the Company no longer had majority representation of the company's board and therefore no longer had a controlling financial interest in this private company. This resulted in the deconsolidation of this private company's assets, liabilities and results of operations and the recognition of a $19.5 million non-cash gain included within gain on deconsolidation in the condensed consolidated statements of operations during the second quarter of 2024. This transaction did not represent a strategic shift and therefore did not meet the criteria to be classified as discontinued operations. The Company applied the equity method to account for its non-controlling investment in this private company starting April 1, 2024 and the

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
fair value of the investment of $41.9 million was included within investments in unconsolidated entities in the condensed consolidated balance sheets as of June 30, 2024.

10.Other Assets

On January 31, 2023, the Company entered into a Convertible Promissory Note with a customer of the Company's business, a privately held company, whereby the Company was issued a convertible promissory note with a principal amount of $20.0 million and a stated interest rate of 8.0% per annum. The Convertible Promissory Note has a maturity date of January 31, 2026 and is convertible into common stock or preferred stock of the privately held company upon qualified financing events or corporate transactions. During the three months ended September 30, 2024 and 2023, interest income related to the Convertible Promissory Note included in other expense, net in the condensed consolidated statements of operations was $0.4 million. During the nine months ended September 30, 2024 and 2023, interest income related to the Convertible Promissory Note was $1.3 million and $1.1 million, respectively.

The Company accounts for this Convertible Promissory Note as a loan receivable in accordance with ASC 310 as it is not a security and includes it in other assets in the condensed consolidated balance sheets. Credit impairment is measured as the difference between this loan receivable’s amortized cost and its estimated recoverable value, which is the present value of its expected future cash flows discounted at the effective interest rate. Due to a change in circumstance for the customer, the estimated recoverable value of the loan was reassessed during the third quarter of 2024, which resulted in the recognition of a $3.7 million non-cash impairment charge within the Envestnet Data & Analytics reporting unit in general and administrative expense in the condensed consolidated statements of operations during the three and nine months ended September 30, 2024.

11.Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Accrued investment manager fees	$129,277	$106,612
Accrued compensation and related taxes	74,293	72,466
Accrued merger related costs	17,158	—
Accounts payable	16,933	35,738
Accrued professional services	9,508	14,289
Accrued interest	5,339	2,473
Accrued technology	4,200	4,151
Other accrued expenses	4,756	5,695
Total accounts payable, accrued expenses and other current liabilities	$261,464	$241,424

As of September 30, 2024, the Company had an ending liability balance of $4.8 million primarily in connection with a reduction in force initiative that began during the first quarter of 2023. The Company anticipates approximately $2.2 million to be paid during the remainder of 2024, $1.8 million to be paid throughout 2025, with the remaining balance paid through 2030. Expenses related to this reduction in force initiative are included in employee compensation expense in the condensed consolidated statements of operations.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table presents a reconciliation of the beginning and ending liability balance related to this effort, of which $3.6 million is included within accrued compensation and related taxes in the table above:

	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Balance as of December 31, 2023	$9,793	$486	$—	$10,279
Severance expense	3,161	13	4,428	7,602
Cash payments	(8,120)	(499)	(4,428)	(13,047)
Balance as of September 30, 2024	$4,834	$—	$—	$4,834

12.Debt

The following tables set forth the carrying value and estimated fair value of the Company's debt obligations as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—
Convertible Notes due 2025	317,500	(1,604)	315,896	313,214
Convertible Notes due 2027	575,000	(10,571)	564,429	609,862
Total debt	$892,500	$(12,175)	$880,325	$923,076

	December 31, 2023
	Issuance Amount	Unamortized Issuance Costs	Carrying Value	Fair Value (Level II)

	(in thousands)
Revolving Credit Facility	$—	$—	$—	$—
Convertible Notes due 2025	317,500	(2,968)	314,532	294,958
Convertible Notes due 2027	575,000	(12,920)	562,080	571,746
Total debt	$892,500	$(15,888)	$876,612	$866,704

The Company issued $517.5 million aggregate principal amount of 0.75% Convertible Notes due 2025 in August 2020. As of September 30, 2024, $317.5 million aggregate principal of the Convertible Notes due 2025 remained outstanding. Pursuant to the indenture under which the Convertible Notes due 2025 were issued, the Company was required to remove a restrictive legend on the Convertible Notes due 2025 relating to restrictions on transfer under the Securities Act of 1933, as amended, on or before September 9, 2021. Due to a clerical error, the restrictive legend was not removed until June 18, 2022. As a result of its failure to remove the legend on a timely basis, the Company was required to pay certain amounts of Additional Interest and interest thereon after February 15, 2022. Failure to pay the Additional Interest constituted an event of default under the Indenture. The event of default under the Indenture was cured with the payment of an immaterial amount of Additional Interest, as well as certain penalties, in August 2024. In addition, the event of default under the Indenture resulted in an event of default under the Revolving Credit Facility due to a cross-default provision in the Revolving Credit Facility. The resulting event of default was waived by the required lenders under the Revolving Credit Facility in August 2024. As a result, any and all existing defaults and events of default that had arisen or may have arisen therefrom were cured and the Company was in compliance with the covenants contained in the Indenture and the Revolving Credit Facility as of August 9, 2024, and continues to be in compliance as of September 30, 2024.

In connection with the Merger, on October 2, 2024, subsequent to September 30, 2024, the Company gave notice to the Trustees and holders of the Convertible Notes due 2025 and Convertible Notes due 2027 that the Merger constitutes a Fundamental Change and a Make Whole Fundamental Change under each of the indentures under which the Convertible Notes were issued and that the Convertible Notes due 2025 and Convertible Notes due 2027 may be surrendered by the holders for

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
conversion. As a result of this event, the Convertible Notes due 2027 will be reclassified from Debt, net of current portion to Current portion of debt on the condensed consolidated balance sheets during the fourth quarter of 2024.

Revolving Credit Facility

The Revolving Credit Facility provides for a $500.0 million revolving line of credit, including a sub-facility for a $20.0 million letter of credit. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 and December 31, 2023, debt issuance costs related to the Revolving Credit Facility included in prepaid expenses and other current assets in the condensed consolidated balance sheets were $0.7 million, and included in other assets in the condensed consolidated balance sheets were $0.9 million and $1.5 million, respectively.

The Revolving Credit Facility contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The covenants include certain financial covenants requiring the Company to maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with these financial covenants as of September 30, 2024.

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

Interest Expense

Interest expense was comprised of the following and is included in other expense, net in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Convertible Notes interest	$5,664	$4,368	$14,402	$13,476
Amortization of debt discount and issuance costs	1,420	1,389	4,237	4,258
Undrawn and other fees	320	312	951	936
Revolving Credit Facility interest	—	133	—	383
Total interest expense	$7,404	$6,202	$19,590	$19,053

The effective interest rate of the Convertible Notes was equal to the stated interest rate plus the amortization of the debt issuance costs and is set forth below:

	September 30,
	2024	2023

Convertible Notes due 2025	1.3%	1.3%
Convertible Notes due 2027	3.2%	3.2%

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
13.Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities measured at fair value on a recurring basis, based on the three-tier fair value hierarchy, as described in detail within the Company's Annual Report:

	September 30, 2024
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$124,623	$124,623	$—	$—
Assets to fund deferred compensation liability	11,984	—	—	11,984
Total assets	$136,607	$124,623	$—	$11,984
Liabilities:
Deferred compensation liability	$9,152	$9,152	$—	$—
Total liabilities	$9,152	$9,152	$—	$—

	December 31, 2023
	Fair Value	Level I	Level II	Level III

	(in thousands)
Assets:
Money market funds	$51,653	$51,653	$—	$—
Assets to fund deferred compensation liability	10,961	—	—	10,961
Total assets	$62,614	$51,653	$—	$10,961
Liabilities:
Deferred compensation liability	$8,045	$8,045	$—	$—
Total liabilities	$8,045	$8,045	$—	$—
The Company assesses the categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or when changes in circumstances cause the transfer, in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers between Levels I, II and III during the nine months ended September 30, 2024.

Fair Value of Assets Used to Fund the Deferred Compensation Liability

The table below presents a reconciliation of the assets used to fund the Company's deferred compensation liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level III):

Fair Value of Assets Used to Fund Deferred Compensation Liability

(in thousands)
Balance as of December 31, 2023	$10,961
Fair value adjustments and fees	1,023
Balance as of September 30, 2024	$11,984

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Fair Value of Debt Agreements

The Company considered its Convertible Notes to be Level II liabilities as of September 30, 2024 and December 31, 2023, and used a market approach to calculate their respective fair values. The estimated fair value for each convertible note was determined based on estimated or actual bids and offers in an over-the-counter market on September 30, 2024 and December 31, 2023, respectively (See “Note 12—Debt”).

Fair Value of Other Financial Assets and Liabilities

The Company considered the recorded value of its other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities as of September 30, 2024 and December 31, 2023, based upon the short-term nature of these assets and liabilities.

14.Revenue and Direct Expense

Disaggregation of Revenue

The following table presents the Company’s revenue by segment disaggregated by major source:

	Three Months Ended September 30,
	2024			2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Revenue:
Asset-based	$224,980	$—	$224,980	$193,901	$—	$193,901
Subscription-based	82,717	32,685	115,402	81,000	33,939	114,939
Total recurring revenue	307,697	32,685	340,382	274,901	33,939	308,840
Professional services and other revenue	3,826	1,741	5,567	4,342	3,665	8,007
Total revenue	$311,523	$34,426	$345,949	$279,243	$37,604	$316,847

	Nine Months Ended September 30,
	2024			2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total	Envestnet Wealth Solutions	Envestnet Data & Analytics	Total

	(in thousands)
Revenue:
Asset-based	$647,081	$—	$647,081	$556,595	$—	$556,595
Subscription-based	251,619	99,233	350,852	241,214	105,763	346,977
Total recurring revenue	898,700	99,233	997,933	797,809	105,763	903,572
Professional services and other revenue	14,741	6,498	21,239	17,907	6,509	24,416
Total revenue	$913,441	$105,731	$1,019,172	$815,716	$112,272	$927,988

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table presents the Company’s revenue disaggregated by geography, based on the billing address of the customer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
United States	$339,415	$311,045	$1,001,735	$911,205
International	6,534	5,802	17,437	16,783
Total revenue	$345,949	$316,847	$1,019,172	$927,988

Remaining Performance Obligations

As of September 30, 2024, the Company's estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $583.1 million. The Company expects to recognize approximately 11% of this revenue during the remainder of 2024, approximately 60% throughout 2025 and 2026, with the balance recognized thereafter. These remaining performance obligations are not indicative of revenue for future periods.

Contract Balances

Total deferred revenue as of September 30, 2024 decreased by $10.0 million from December 31, 2023, primarily the result of timing of cash receipts and revenue recognition. The majority of the Company's deferred revenue as of September 30, 2024 will be recognized over the course of the next twelve months.

The amount of revenue recognized for the three months ended September 30, 2024 and 2023 that was included in the opening deferred revenue balance was $6.1 million and $5.4 million, respectively. The amount of revenue recognized for the nine months ended September 30, 2024 and 2023 that was included in the opening deferred revenue balance was $31.5 million and $33.6 million, respectively. The majority of this revenue consists of subscription-based services and professional services arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Deferred Sales Incentive Compensation

Deferred sales incentive compensation was $10.0 million and $11.5 million as of September 30, 2024 and December 31, 2023, respectively. Amortization expense for deferred sales incentive compensation was $1.1 million for the three months ended September 30, 2024 and 2023. Amortization expense for deferred sales incentive compensation was $3.5 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively. Deferred sales incentive compensation is included in other assets in the condensed consolidated balance sheets and amortization expense is included in employee compensation expense in the condensed consolidated statements of operations. No significant impairment loss for capitalized costs was recorded during the nine months ended September 30, 2024 and 2023.

Direct Expense

The following table summarizes direct expense by revenue category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Asset-based	$127,979	$112,938	$376,498	$324,093
Subscription-based	8,597	7,857	25,475	22,554
Professional services and other	(88)	(374)	5,499	7,662
Total direct expense	$136,488	$120,421	$407,472	$354,309

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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

The Company has stock options, RSUs and PSUs outstanding under the 2010 Plan, 2019 Equity Plan, and the 2024 Plan. As of September 30, 2024, the maximum number of common shares available for future issuance under the Company's plans is 5,179,830.

Stock-based compensation expense under the Company’s plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Stock-based compensation expense	$16,484	$17,298	$53,204	$58,141
Tax effect on stock-based compensation expense	(4,203)	(4,411)	(13,567)	(14,826)
Net effect on income (loss)	$12,281	$12,887	$39,637	$43,315

The tax effect on stock-based compensation expense above was calculated using a blended statutory rate of 25.5% for each of the three and nine months ended September 30, 2024 and 2023.

Stock Options

The following table summarizes option activity under the Company’s plans:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value

			(in years)	(in thousands)
Outstanding as of December 31, 2023	202,166	$45.22
Exercised	(44,767)	$40.79
Forfeited	(186)	$72.52
Outstanding and exercisable as of September 30, 2024	157,213	$46.45	0.9	$2,543

As of September 30, 2024, there was no amount of unrecognized stock-based compensation expense related to stock options.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Restricted Stock Units and Performance Stock Units

The following table summarizes RSU and PSU activity under the Company’s plans:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share

Non-vested as of December 31, 2023	1,449,253	$65.78	223,058	$72.92
Granted	1,322,799	$51.56	37,270	$83.76
Vested	(786,988)	$66.11	(28,323)	$69.82
Forfeited	(201,157)	$58.42	(91,712)	$70.76
Non-vested as of September 30, 2024	1,783,907	$55.92	140,293	$77.84

As of September 30, 2024, there was $75.1 million of unrecognized stock-based compensation expense related to RSUs, which the Company expects to recognize over a weighted average period of 1.8 years. As of September 30, 2024, there was $2.4 million of unrecognized stock-based compensation expense related to PSUs, which the Company expects to recognize over a weighted average period of 1.9 years.

16. Income Taxes

The following table presents the calculation for the Company’s effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands, except for effective tax rate)
Income (loss) before income tax provision (benefit) and equity method investments	$2,729	$(1,400)	$(73,279)	$(37,780)
Loss from equity method investments	(1,526)	(2,368)	(3,327)	(7,694)
Income (loss) before income tax provision (benefit)	$1,203	$(3,768)	$(76,606)	$(45,474)
Income tax provision (benefit)	$2,864	$(8,824)	$3,717	$15,363
Effective tax rate	238.1%	234.2%	(4.9)%	(33.8)%

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

For the three and nine months ended September 30, 2024 and 2023, the Company's effective tax rate differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
17.Net Income (Loss) Per Share

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) attributable to Envestnet, Inc., per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands, except per share and per share data)
Net income (loss) attributable to Envestnet, Inc.	$(1,661)	$7,091	$(78,349)	$(55,553)
Weighted average common shares outstanding:
Basic	55,273,324	54,562,270	55,100,239	54,380,231
Effect of dilutive shares:
Non-vested RSUs and PSUs	—	361,982	—	—
Options to purchase common stock	—	46,364	—	—
Diluted	55,273,324	54,970,616	55,100,239	54,380,231
Net income (loss) attributable to Envestnet, Inc., per share:
Basic	$(0.03)	$0.13	$(1.42)	$(1.02)
Diluted	$(0.03)	$0.13	$(1.42)	$(1.02)

Securities that were anti-dilutive and therefore excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Convertible Notes	10,811,884	10,811,884	10,811,884	11,176,254
Non-vested RSUs and PSUs	1,924,200	—	1,924,200	1,949,171
Options to purchase common stock	157,213	—	157,213	222,221
Total anti-dilutive securities	12,893,297	10,811,884	12,893,297	13,347,646

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

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table presents a reconciliation from income (loss) from operations by segment to consolidated net income (loss) attributable to Envestnet, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Envestnet Wealth Solutions	$50,310	$30,271	$142,411	$75,574
Envestnet Data & Analytics	(7,506)	(7,994)	(115,023)	(25,208)
Nonsegment operating expenses	(35,798)	(21,676)	(87,221)	(76,134)
Income (loss) from operations	7,006	601	(59,833)	(25,768)
Other expense, net	(4,277)	(2,001)	(13,446)	(12,012)
Income (loss) before income tax provision (benefit) and equity method investments	2,729	(1,400)	(73,279)	(37,780)
Income tax provision (benefit)	2,864	(8,824)	3,717	15,363
Loss from equity method investments	(1,526)	(2,368)	(3,327)	(7,694)
Net income (loss)	(1,661)	5,056	(80,323)	(60,837)
Add: Net loss attributable to non-controlling interest	—	2,035	1,974	5,284
Net income (loss) attributable to Envestnet, Inc.	$(1,661)	$7,091	$(78,349)	$(55,553)

The following table presents a summary of consolidated total assets by segment:

	September 30,	December 31,
	2024	2023

	(in thousands)
Envestnet Wealth Solutions	$1,625,821	$1,562,600
Envestnet Data & Analytics	202,883	314,652
Consolidated total assets	$1,828,704	$1,877,252

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

In connection with the Redi2 acquisition, the Company has agreed to pay up to $20.0 million in performance bonuses based upon the achievement of certain performance targets or upon a change in control. These performance bonuses will be recognized as employee compensation in the condensed consolidated statements of operations. The Company recognized $1.9 million and $0.4 million related to these bonuses for the three months ended September 30, 2024 and 2023, respectively. The Company recognized $3.6 million and $1.9 million related to these bonuses for the nine months ended September 30, 2024 and 2023, respectively.

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

On October 30, 2019, the Company and Yodlee filed counterclaims against FinancialApps. Yodlee alleges that FinancialApps fraudulently induced it to enter into contracts with FinancialApps, then breached those contracts. FinancialApps has filed a motion to dismiss Yodlee’s counterclaims. On September 15, 2020, the District Court denied FinancialApps’ motion on all counts except for the breach-of-contract claim which was dismissed on a pleading technicality without prejudice. On that count, the Court granted Yodlee leave to amend its counterclaim, cure the technical deficiency, and reassert its claim. Yodlee and Envestnet filed amended counterclaims on September 30, 2020. The amended counterclaims (1) cure that technical deficiency and reassert Yodlee’s contract counterclaim; and (2) broaden the defamation counterclaims arising out of various defamatory statements FinancialApps disseminated in the trade press after filing the lawsuit. On January 14, 2021, the Court ordered that (i) FinancialApps' claims against Yodlee—as well as Yodlee’s counterclaims against FinancialApps—must be tried before the judge instead of a jury pursuant to a jury waiver provision in the parties’ agreement; and (ii) FinancialApps' claims against Envestnet (and Envestnet’s counterclaim) must be heard by a jury. The Court has scheduled the Envestnet jury trial to take place before the Yodlee bench trial. Fact discovery closed on April 23, 2021, other than a few outstanding matters, and expert discovery concluded on September 30, 2022. The parties thereafter briefed summary judgment motions and motions to exclude the presentation of expert testimony (a “Daubert Motion”). On July 25, 2023, the Magistrate Judge issued a report and recommendation that the Court grant FinancialApps’ summary judgment motion on Envestnet’s defamation counterclaim. The Magistrate Judge did not make a ruling as to Yodlee’s defamation counterclaim. On July 28, 2023, the Magistrate Judge denied Envestnet and Yodlee's Daubert motion to exclude FinancialApps' technical expert, Isaac Pflaum. On July 31, 2023, the Magistrate Judge issued a report and recommendation that the Court grant in part and deny in part Envestnet's summary judgment motion. The Magistrate Judge recommended that the motion be granted with respect to the unjust enrichment count and denied with respect to the misappropriation of trade secrets, tortious interference with prospective business opportunities and unfair competition counts. With respect to the later claims, the Magistrate Judge found that there were genuine disputes of material fact that preclude summary judgment. The reports and recommendations are not final rulings, however, and the Company has filed objections against their adoption by the District Court. Those objections are fully briefed and pending before the District Court. On August 14, 2023, the Magistrate Judge granted-in-part and denied-in-part FinancialApps' Daubert motion to exclude Envestnet and Yodlee's technical expert. On September 13, 2023, the Magistrate Judge granted-in-part and denied-in-part Envestnet and Yodlee's Daubert motion to exclude FinancialApps' damages expert. On January 18, 2024, FinancialApps filed a motion seeking sanctions for purported spoliation of evidence against Yodlee and Envestnet. Yodlee and Envestnet filed a brief opposing the motion on February 22, 2024. The motion is fully briefed and pending before the Magistrate Judge. On September 26, 2024, the District Court adopted the Magistrate Judge's recommendations over Envestnet's objections by (1) granting FinancialApps summary judgment on Envestnet's defamation counterclaim, and (2) granting Envestnet's motion for summary judgment with respect to FinancialApps' unjust enrichment claim and denied Envestnet's motion for summary judgment with respect to FinancialApps' misappropriation of trade secrets, tortious interference with prospective business opportunities and unfair competition claims. With respect to the later claims, the District Court agreed that there were genuine disputes of material fact that preclude summary judgment. The Company believes FinancialApps' allegations are without merit and will continue to defend the claims against it and litigate the counterclaims vigorously.

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

On May 22, 2024, plaintiffs filed a motion for class certification. After full briefing and a hearing, the Court issued an order on September 25, 2024, denying plaintiffs’ motion for class certification in its entirety. On October 9, 2024, plaintiffs petitioned the Court of Appeals for the Ninth Circuit for permission to take an early appeal from that order under Rule 23(f). Yodlee opposed the petition on October 21, 2024, and plaintiffs sought permission to file a reply brief in support of their petition on October 28, 2024. The parties are awaiting the Ninth Circuit’s ruling on plaintiffs’ petition. The district court held a further case management conference on October 21, 2024, and set a new schedule whereby Yodlee’s pending motion for summary judgment, and any cross-motion for summary judgment by plaintiffs, will be heard by December 16, 2024. Plaintiffs have also stated their intent to file a motion by November 29, 2024, for leave to amend to add new proposed class representatives. Yodlee believes the allegations and remaining individual claims are without merit and will continue to vigorously defend itself both in the district court and in any appeal.

On August 12, 2024, the Company filed a preliminary proxy statement with the SEC in connection with the Merger Agreement by and among BCPE Pequod Buyer, Inc., BCPE Pequod Merger Sub, Inc., a direct, wholly owned subsidiary of Parent, and Envestnet, pursuant to which Merger Sub will merge with and into Envestnet, with Envestnet surviving the Merger and becoming a wholly owned subsidiary of Parent. On August 23, 2024, the Company filed the Proxy Statement with the SEC. On September 5, 2024 and September 6, 2024, respectively, two separate complaints with nearly identical claims were filed by purported stockholders in the Supreme Court of the State of New York, County of New York against the Company and its directors (i) under the caption Eric Miller v. Envestnet, Inc., et al., Case No. 654622/2024 and (ii) under the caption Kevin Turner v. Envestnet, Inc., et al., Case No. 654641/2024. The complaints allege that the Proxy Statement omitted certain purportedly material information regarding, among other things, the background of the Merger, the Company’s financial projections, and Morgan Stanley & Co., LLC’s financial analyses in violation of New York common law. The complaints seek, among other things, an injunction enjoining consummation of the Merger or, in the event that the Merger is consummated, damages resulting from the alleged violations. In addition, several purported stockholders of the Company have sent demand letters generally alleging that the preliminary proxy statement the Company filed on August 12, 2024 and/or the Proxy Statement omitted information that rendered it false and misleading or otherwise had disclosure deficiencies in violation of federal securities law. Other purported stockholders of the Company have sent demands pursuant to Section 220 of the Delaware General Corporation Law, seeking inspection of certain Company books and records, in connection with the Merger. Solely to minimize any expense and distraction, and to avoid the uncertainty, of any litigation, and without admitting any

Envestnet, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
liability or wrongdoing whatsoever, the Company determined to voluntarily supplement certain disclosures in the Proxy Statement by providing the additional information presented in the Current Report on Form 8-K filed on September 16, 2024.

In addition, the Company is involved in legal proceedings arising in the ordinary course of its business. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. For litigation matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2024. Further, while any possible range of loss cannot be reasonably estimated at this time, the Company does not believe that the outcome of any of these proceedings, individually or in the aggregate, would, if determined adversely to it, have a material adverse effect on its financial condition or business, although an adverse resolution of legal proceedings could have a material adverse effect on the Company’s results of operations or cash flow in a particular quarter or year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q for the quarter ended September 30, 2024 and the consolidated financial statements and related notes included on Form 10-K for the year ended December 31, 2023.

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

Envestnet's clients include more than 111,000 advisors, 17 of the 20 largest U.S. banks, 48 of the 50 largest wealth management and brokerage firms, over 500 of the largest RIAs, and hundreds of FinTech companies, all of which leverage Envestnet technology and services that help drive better outcomes for enterprises, advisors and their clients.

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

The Company's Board has unanimously (i) approved and declared advisable the Merger Agreement and the transactions contemplated thereby, (ii) determined that the terms of Merger Agreement and the transactions contemplated thereby are fair to, and in the best interests of, the Company and the Company’s shareholders, (iii) directed that the adoption of the Merger Agreement be submitted to a vote of the Company’s shareholders in accordance with the Merger Agreement, and (iv) subject to the terms and conditions of the Merger Agreement, resolved to recommend that the Company’s shareholders approve the adoption of the Merger Agreement and approve the Merger on the terms and subject to the conditions set forth therein.

Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.005 per share, of the Company (the “Common Shares”) that is issued and outstanding as of immediately prior to the Effective Time (other than any Common Shares (i) owned by Parent (or any of its Affiliates), Merger Sub or the Company or any direct or indirect wholly owned subsidiaries of Parent (or any of its Affiliates), Merger Sub or the Company, (ii) that are Rollover Shares (as defined in the Merger Agreement), (iii) held in treasury of the Company, and (iv) as to which appraisal rights have been properly exercised in accordance with Delaware law), will be automatically cancelled, extinguished and converted into the right to receive $63.15, without interest thereon.

On September 24, 2024 the Company announced that, at a special meeting, the Company’s stockholders approved the Merger. The closing of the Merger is expected in the fourth quarter of 2024, subject to the satisfaction or waiver of the remaining customary closing conditions.

If the Merger is consummated, the Common Shares will be delisted from The New York Stock Exchange and deregistered under the Exchange Act, as promptly as practicable after the Effective Time.

Goodwill Impairment

Due to a strategic shift of business priorities for the Envestnet Data & Analytics segment, which was considered an event or change in circumstance that required an assessment of goodwill for impairment as of June 30, 2024, the Company performed a quantitative goodwill impairment analysis for the reporting unit to determine whether there was an impairment as of June 30, 2024. The impairment test identified that the carrying value of the Envestnet Data & Analytics reporting unit exceeded its fair value, which resulted in the recognition of a non-cash impairment charge to goodwill of $96.3 million in the condensed consolidated statements of operations during the second quarter of 2024. Although the Company recorded this impairment charge during the second quarter of 2024, future charges may occur if certain estimates and assumptions change significantly, and such charges could be material.

Deconsolidation of Non-Controlling Interest

Effective April 1, 2024, the Company no longer had majority representation of a private company's board and therefore no longer had a controlling financial interest in the private company. This resulted in the deconsolidation of this private company's assets, liabilities and results of operations and the recognition of a $19.5 million non-cash gain included within gain on deconsolidation in the condensed consolidated statements of operations during the second quarter of 2024. This transaction did not represent a strategic shift and therefore did not meet the criteria to be classified as discontinued operations. The Company applied the equity method to account for its non-controlling investment in this private company starting April 1, 2024 and the fair value of the investment of $41.9 million was included within investments in unconsolidated entities in the condensed consolidated balance sheets as of June 30, 2024.

Internally Developed Software, Net

Due to a change in technology needs of the business, $1.3 million and $14.2 million of net capitalized internally developed software costs, the majority of which was included within the Envestnet Wealth Solutions segment, was written off and included within depreciation and amortization expense in the condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively.

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

Operating Results

Beginning in the three months ended December 31, 2021 through September 30, 2024, the Company reported a loss from operations and loss before income tax provision (benefit) in every quarter with the exception of the three months ended September 30, 2023, March 31, 2024 and September 30, 2024. We incurred these quarterly losses as a result of several factors as described below.

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

Expense Factors: We have incurred certain expenses that are not recurring in nature and that are a direct result of significant, distinct enterprise-wide strategic initiatives that we have taken in order to reshape and streamline the organization, which we believe will increase our operational efficiencies and to reduce future operating expenses, while negatively impacting our operating results in the short-term. These actions include both internal and external related expenses associated with office closures announced in the second quarter of 2022, severance and office closure related expenses associated with an organizational realignment and entry into an outsourcing arrangement announced in the fourth quarter of 2022, as well as severance expense for a reduction in force initiative announced in the first quarter of 2023 which continued throughout 2023. In addition, the Company recognized a non-cash impairment charge to goodwill of $96.3 million and wrote off $14.2 million of net capitalized internally developed software costs included within depreciation and amortization expense during the nine months ended September 30, 2024.

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
Key Metrics

Envestnet Wealth Solutions Segment

The following table provides information regarding the amount of assets and number of accounts and advisors supported by the Envestnet Wealth Solutions platform:

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2023	2023	2024	2024	2024

	(in millions, except accounts and advisors data)
Platform Assets
Assets under Management (“AUM”)	$375,408	$416,001	$452,464	$471,978	$510,453
Assets under Administration (“AUA”)	398,082	430,846	471,401	471,479	495,995
Total AUM/A	773,490	846,847	923,865	943,457	1,006,448
Subscription	4,579,248	4,959,514	5,158,180	5,327,939	5,534,404
Total Platform Assets	$5,352,738	$5,806,361	$6,082,045	$6,271,396	$6,540,852
Platform Accounts
AUM	1,614,873	1,640,879	1,688,044	1,752,768	1,802,895
AUA	1,257,094	1,254,962	1,315,442	1,325,370	1,347,685
Total AUM/A	2,871,967	2,895,841	3,003,486	3,078,138	3,150,580
Subscription	16,072,848	16,248,598	16,641,631	16,364,088	16,705,082
Total Platform Accounts	18,944,815	19,144,439	19,645,117	19,442,226	19,855,662
Advisors
AUM/A	38,078	38,697	38,814	38,484	38,809
Subscription	69,318	69,973	70,262	71,568	72,527
Total Advisors	107,396	108,670	109,076	110,052	111,336

The following tables summarize the changes in the amount of AUM/A assets and number of AUM/A accounts:

	Asset Rollforward - Three Months Ended September 30, 2024
	As of June 30,	Gross		Net	Market	As of September 30,
	2024	Sales	Redemptions	Flows	Impact	2024

	(in millions, except account data)
AUM	$471,978	$32,831	$(19,239)	$13,592	$24,883	$510,453
AUA	471,479	31,382	(29,712)	1,670	22,846	495,995
Total AUM/A	$943,457	$64,213	$(48,951)	$15,262	$47,729	$1,006,448
Fee-Based Accounts	3,078,138			72,442		3,150,580
The above AUM/A gross sales figures for the three months ended September 30, 2024 include $13.6 billion in new client conversions. We onboarded an additional $62.6 billion in subscription conversions during the three months ended September 30, 2024 bringing total conversions for the three months ended September 30, 2024 to $76.2 billion.

	Asset Rollforward - Nine Months Ended September 30, 2024
	As of December 31,	Gross		Net	Market		As of September 30,
	2023	Sales	Redemptions	Flows	Impact	Reclassifications	2024

	(in millions, except account data)
AUM	$416,001	$97,426	$(57,740)	$39,686	$51,763	$3,003	$510,453
AUA	430,846	109,825	(90,904)	18,921	51,561	(5,333)	495,995
Total AUM/A	$846,847	$207,251	$(148,644)	$58,607	$103,324	$(2,330)	$1,006,448
Fee-Based Accounts	2,895,841			267,305		(12,566)	3,150,580

The above AUM/A gross sales figures for the nine months ended September 30, 2024 include $61.6 billion in new client conversions. We onboarded an additional $243.3 billion in subscription conversions during the nine months ended September 30, 2024 bringing total conversions for the nine months ended September 30, 2024 to $304.9 billion.

Asset and account figures in the “Reclassifications” column for the three and nine months ended September 30, 2024 represent immaterial amounts that were reclassified between AUM, AUA and subscription to reflect updated customer billing arrangements. These reclassifications have no impact on total platform assets or accounts.

Envestnet Data & Analytics Segment

The following table provides information regarding the number of paid end-users and firms using the Envestnet Data & Analytics platform:

	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2023	2023	2024	2024	2024

	(in millions, except number of firms data)
Number of paid end-users	42.3	38.3	43.8	44.3	45.2
Number of firms	1,322	1,324	1,323	1,182	1,166

Operational Highlights

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Envestnet Wealth Solutions:
Asset-based	$224,980	$193,901	$31,079	16%
Subscription-based	82,717	81,000	1,717	2%
Total recurring revenue	307,697	274,901	32,796	12%
Professional services and other revenue	3,826	4,342	(516)	(12)%
Total Envestnet Wealth Solutions revenue	$311,523	$279,243	$32,280	12%

Envestnet Data & Analytics:
Subscription-based	$32,685	$33,939	$(1,254)	(4)%
Total recurring revenue	32,685	33,939	(1,254)	(4)%
Professional services and other revenue	1,741	3,665	(1,924)	(52)%
Total Envestnet Data & Analytics revenue	$34,426	$37,604	$(3,178)	(8)%

Total revenue	$345,949	$316,847	$29,102	9%

Net income (loss) attributable to Envestnet, Inc.	$(1,661)	$7,091	$(8,752)	(123)%
Net income (loss) attributable to Envestnet, Inc. per share - basic and diluted	$(0.03)	$0.13	$(0.16)	(123)%

Adjusted EBITDA*	$80,541	$65,331	$15,210	23%
Adjusted net income*	$46,545	$36,627	$9,918	27%
Adjusted net income per diluted share*	$0.70	$0.56	$0.14	25%
__________________________________________________________
*Non-GAAP financial measure. See "Non-GAAP Financial Measures" below for definitions and reconciliations of non-GAAP measures.

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

	Three Months Ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$224,980	65%	$193,901	61%	$31,079	16%
Subscription-based	115,402	33%	114,939	36%	463	—%
Total recurring revenue	340,382	98%	308,840	97%	31,542	10%
Professional services and other revenue	5,567	2%	8,007	3%	(2,440)	(30)%
Total revenue	345,949	100%	316,847	100%	29,102	9%
Operating expenses:
Direct expense	136,488	39%	120,421	38%	16,067	13%
Employee compensation	103,487	30%	113,334	36%	(9,847)	(9)%
General and administrative	63,438	18%	50,091	16%	13,347	27%
Depreciation and amortization	35,530	10%	32,400	10%	3,130	10%
Total operating expenses	338,943	98%	316,246	100%	22,697	7%
Income from operations	7,006	2%	601	—%	6,405	*
Other expense, net	(4,277)	(1)%	(2,001)	(1)%	(2,276)	(114)%
Income (loss) before income tax provision (benefit) and equity method investments	2,729	1%	(1,400)	—%	4,129	*
Income tax provision (benefit)	2,864	1%	(8,824)	(3)%	11,688	132%
Loss from equity method investments	(1,526)	—%	(2,368)	(1)%	$842	36%
Net income (loss)	(1,661)	—%	5,056	2%	(6,717)	(133)%
Add: Net loss attributable to non-controlling interest	—	—%	2,035	1%	(2,035)	(100)%
Net income (loss) attributable to Envestnet, Inc.	$(1,661)	—%	$7,091	2%	$(8,752)	(123)%
__________________________________________________________
*Not meaningful

Asset-based recurring revenue

Asset-based recurring revenue increased $31.1 million, or 16%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 38,000 as of September 30, 2023 to approximately 39,000 as of September 30, 2024, and the number of AUM/A client accounts increased from approximately 2.9 million as of September 30, 2023 to approximately 3.2 million as of September 30, 2024.

As a percentage of total revenue, asset-based recurring revenue increased 4% points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the increase in asset-based recurring revenue period over period.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $0.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to an increase of $1.7 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth, partially offset by a decrease of $1.2 million in the Envestnet Data & Analytics segment, which is primarily attributable to a loss in access to data in the research business.

As a percentage of total revenue, subscription-based recurring revenue decreased 3% points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the increase in total revenue period over period.

Professional services and other revenue

Professional services and other revenue decreased $2.4 million, or 30%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to timing of the completion of customer projects and deployments and a decrease in revenue recognized in the Envestnet Data & Analytics segment as a result of point in time revenue recognized on customer deployments.

Direct expense

Direct expense increased $16.1 million, or 13%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in asset-based direct expense, which directly correlates with the increase to asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $9.8 million, or 9%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to decreases in severance expense of $8.0 million, salaries, benefits and related payroll taxes of $4.6 million and stock-based compensation of $0.8 million, primarily related to the reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, and other immaterial decreases within employee compensation, partially offset by an increase in incentive compensation of $3.9 million.

As a percentage of total revenue, employee compensation expense decreased 6% points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the decrease in employee compensation expense coupled with the increase in total revenue period over period.

General and administrative

General and administrative expense increased $13.3 million, or 27%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to increases in merger related costs of $9.0 million, a Convertible Promissory Note impairment of $3.7 million, restructuring charges and transaction costs of $2.3 million, professional and legal fees of $3.3 million and litigation, regulatory and other governance related expenses of $0.6 million, partially offset by decreases in website and systems development expenses of $2.0 million, marketing expenses of $1.2 million and other immaterial decreases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $3.1 million, or 10%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to increases in amortization related to internally developed software of $2.7 million and depreciation related to property and equipment of $1.0 million, partially offset by a decrease in amortization related to intangible assets of $0.6 million.

Other expense, net

Other expense, net increased $2.3 million, or 114%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease of $2.9 million in fair market value adjustments to investments in private companies, partially offset by a decrease of $0.5 million in interest expense, net.

Income tax provision (benefit)

For the three months ended September 30, 2024 and 2023, our effective tax rate of 238.1% and 234.2%, respectively, differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

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

Loss from equity method investments

Loss from equity method investments decreased $0.8 million, or 36%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase of $1.6 million in dilution gain on equity method investee share issuances, partially offset by an increase of $0.8 million in loss allocations from equity method investments.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$647,081	63%	$556,595	60%	$90,486	16%
Subscription-based	350,852	34%	346,977	37%	3,875	1%
Total recurring revenue	997,933	98%	903,572	97%	94,361	10%
Professional services and other revenue	21,239	2%	24,416	3%	(3,177)	(13)%
Total revenue	1,019,172	100%	927,988	100%	91,184	10%
Operating expenses:
Direct expense	407,472	40%	354,309	38%	53,163	15%
Employee compensation	311,205	31%	344,646	37%	(33,441)	(10)%
General and administrative	168,427	17%	158,816	17%	9,611	6%
Depreciation and amortization	115,155	11%	95,985	10%	19,170	20%
Goodwill impairment	96,269	9%	—	—%	96,269	100%
Gain on deconsolidation	(19,523)	(2)%	—	—%	(19,523)	(100)%
Total operating expenses	1,079,005	106%	953,756	103%	125,249	13%
Loss from operations	(59,833)	(6)%	(25,768)	(3)%	(34,065)	(132)%
Other expense, net	(13,446)	(1)%	(12,012)	(1)%	(1,434)	(12)%
Loss before income tax provision and equity method investments	(73,279)	(7)%	(37,780)	(4)%	(35,499)	(94)%
Income tax provision	3,717	—%	15,363	2%	(11,646)	(76)%
Loss from equity method investments	(3,327)	—%	(7,694)	(1)%	$4,367	57%
Net loss	(80,323)	(8)%	(60,837)	(7)%	(19,486)	(32)%
Add: Net loss attributable to non-controlling interest	1,974	—%	5,284	1%	(3,310)	(63)%
Net loss attributable to Envestnet, Inc.	$(78,349)	(8)%	$(55,553)	(6)%	$(22,796)	(41)%

Asset-based recurring revenue

Asset-based recurring revenue increased $90.5 million, or 16%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 38,000 as of September 30, 2023 to approximately 39,000 as of September 30, 2024, and the number of AUM/A client accounts increased from approximately 2.9 million as of September 30, 2023 to approximately 3.2 million as of September 30, 2024.

As a percentage of total revenue, asset based recurring revenue increased 3% points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the increase in asset-based recurring revenue period over period.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $3.9 million, or 1%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to an increase of $10.4 million in the Envestnet Wealth Solutions segment, which can be attributed to new and existing customer growth, partially offset by a decrease of $6.5 million in the Envestnet Data & Analytics segment, which is primarily attributable to a loss in access to data in the research business and continued impact from the regional banking crisis.

As a percentage of total revenue, subscription-based recurring revenue decreased 3% points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the increase in total revenue period over period.

Professional services and other revenue

Professional services and other revenue decreased $3.2 million, or 13%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to timing of the completion of customer projects and deployments and a decrease in revenue recognized in the Envestnet Data & Analytics segment as a result of point in time revenue recognized on customer deployments.

Direct expense

Direct expense increased $53.2 million, or 15%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in asset-based direct expense, which directly correlates with the increase to asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $33.4 million, or 10%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to decreases in severance expense of $18.3 million, salaries, benefits and related payroll taxes of $17.0 million and stock-based compensation of $4.9 million, primarily related to the reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, and other immaterial decreases within employee compensation, partially offset by an increase in incentive compensation of $8.2 million.

As a percentage of total revenue, employee compensation expense decreased 6% points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the decrease in employee compensation expense coupled with the increase in total revenue period over period.

General and administrative

General and administrative expense increased $9.6 million, or 6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to increases in merger related costs of $14.1 million, a Convertible Promissory Note impairment of $3.7 million and litigation, regulatory and other governance related expenses of $1.7 million, partially offset by decreases in marketing costs of $3.6 million, restructuring and transaction costs of $3.0 million, occupancy costs of $1.3 million and other immaterial decreases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $19.2 million, or 20%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in amortization related to internally developed software of $23.3 million, primarily a result of writing off $14.2 million of net capitalized internally developed software costs during the nine months ended September 30, 2024, partially offset by a decrease in amortization related to intangible assets of $4.0 million.

Goodwill impairment

Goodwill impairment increased $96.3 million, or 100%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as a result of the recognition of a non-cash impairment charge to goodwill within the Envestnet Data & Analytics segment during the nine months ended September 30, 2024.

Gain on deconsolidation

Gain on deconsolidation increased $19.5 million, or 100%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the recognition of a non-cash gain on deconsolidation of a non-controlling financial interest during the nine months ended September 30, 2024.

Other expense, net

Other expense, net increased $1.4 million, or 12%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a an increase of $4.3 million in fair market value adjustments to investments in private companies, partially offset by a decrease of $2.7 million in interest expense, net.

Income tax provision

For the nine months ended September 30, 2024 and 2023, our effective tax rate of (4.9)% and (33.8)%, respectively, differed from the statutory rate primarily due to the increase in the valuation allowance the Company has placed on a portion of its U.S. deferred tax assets which includes the impact of IRC Section 174, permanent book-tax differences, uncertain tax positions and the impact of state and local taxes offset by federal and state R&D credits.

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

Loss from equity method investments

Loss from equity method investments decreased $4.4 million, or 57%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due an increase of $3.8 million in dilution gain on equity method investee share issuances and a decrease of $0.6 million in loss allocations from equity method investments.

Segment Results

 Envestnet Wealth Solutions

Three months ended September 30, 2024 compared to three months ended September 30, 2023

	Three Months Ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$224,980	72%	$193,901	69%	$31,079	16%
Subscription-based	82,717	27%	81,000	29%	1,717	2%
Total recurring revenue	307,697	99%	274,901	98%	32,796	12%
Professional services and other revenue	3,826	1%	4,342	2%	(516)	(12)%
Total revenue	311,523	100%	279,243	100%	32,280	12%
Operating expenses:
Direct expense	129,404	42%	114,403	41%	15,001	13%
Employee compensation	76,350	25%	78,873	28%	(2,523)	(3)%
General and administrative	28,034	9%	30,093	11%	(2,059)	(7)%
Depreciation and amortization	27,425	9%	25,603	9%	1,822	7%
Total operating expenses	261,213	84%	248,972	89%	12,241	5%
Income from operations	$50,310	16%	$30,271	11%	$20,039	66%

Asset-based recurring revenue

Asset-based recurring revenue increased $31.1 million, or 16%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 38,000 as of September 30, 2023 to approximately 39,000 as of September 30, 2024, and the number of AUM/A client accounts increased from approximately 2.9 million as of September 30, 2023 to approximately 3.2 million as of September 30, 2024.

As a percentage of segment revenue, asset based recurring revenue increased 3% points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the increase in asset-based recurring revenue period over period.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $1.7 million, or 2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue decreased $0.5 million, or 12%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense increased $15.0 million, or 13%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in asset-based direct expense, which directly correlates with the increase in asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $2.5 million, or 3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to decreases in severance expense of $4.2 million and salaries, benefits and related payroll taxes of $2.6 million, primarily related to the reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, and other immaterial decreases within employee compensation, partially offset by an increase in incentive compensation of $4.5 million.

As a percentage of segment revenue, employee compensation expense decreased 3% points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the decrease in employee compensation coupled with the increase in segment revenue period over period.

General and administrative

General and administrative expense decreased $2.1 million, or 7%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease in website and systems development of $0.7 million and other immaterial decreases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $1.8 million, or 7%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to increases in depreciation related to property and equipment of $1.3 million and amortization related to internally developed software of $0.9 million, partially offset by a decrease in amortization related to intangible assets of $0.4 million.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Asset-based	$647,081	71%	$556,595	68%	$90,486	16%
Subscription-based	251,619	28%	241,214	30%	10,405	4%
Total recurring revenue	898,700	98%	797,809	98%	100,891	13%
Professional services and other revenue	14,741	2%	17,907	2%	(3,166)	(18)%
Total revenue	913,441	100%	815,716	100%	97,725	12%
Operating expenses:
Direct expense	386,415	42%	337,229	41%	49,186	15%
Employee compensation	228,756	25%	235,818	29%	(7,062)	(3)%
General and administrative	82,764	9%	90,425	11%	(7,661)	(8)%
Depreciation and amortization	92,618	10%	76,670	9%	15,948	21%
Gain on deconsolidation	(19,523)	(2)%	—	—%	(19,523)	(100)%
Total operating expenses	771,030	84%	740,142	91%	30,888	4%
Income from operations	$142,411	16%	$75,574	9%	$66,837	88%

 Asset-based recurring revenue

Asset-based recurring revenue increased $90.5 million, or 16%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in asset values applicable to our quarterly billing cycles, which are based on the market value of the customers' assets on our platforms as of the end of the previous quarter.

The number of financial advisors with asset-based recurring revenue on our technology platforms increased from approximately 38,000 as of September 30, 2023 to approximately 39,000 as of September 30, 2024, and the number of AUM/A client accounts increased from approximately 2.9 million as of September 30, 2023 to approximately 3.2 million as of September 30, 2024.

As a percentage of segment revenue, asset based recurring revenue increased 3% points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the increase in asset-based recurring revenue period over period.

Subscription-based recurring revenue

Subscription-based recurring revenue increased $10.4 million, or 4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to new and existing customer growth.

Professional services and other revenue

Professional services and other revenue decreased $3.2 million, or 18%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to timing of the completion of customer projects and deployments.

Direct expense

Direct expense increased $49.2 million, or 15%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due an increase in asset-based direct expense, which directly correlates with the increase in asset-based recurring revenue during the period.

Employee compensation

Employee compensation decreased $7.1 million, or 3%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to decreases in severance expense of $7.4 million, salaries, benefits and related payroll taxes of $6.3 million, primarily related to the reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, and other immaterial decreases within employee compensation, partially offset by an increase in incentive compensation of $8.6 million.

As a percentage of segment revenue, employee compensation expense decreased 4% points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the decrease in employee compensation coupled with the increase in segment revenue period over period.

General and administrative

General and administrative expense decreased $7.7 million, or 8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to decreases in restructuring charges and transaction costs of $3.1 million, professional and legal fees of $1.5 million, marketing expense of $1.4 million and other immaterial decreases within general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased $15.9 million, or 21%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to increases in amortization related to internally developed software of $18.6 million, primarily a result of writing off $13.8 million of net capitalized internally developed software costs during the nine months ended September 30, 2024, and depreciation related to property and equipment of $0.8 million, partially offset by a decrease in amortization related to intangible assets of $3.5 million.

Gain on deconsolidation

Gain on deconsolidation increased $19.5 million, or 100%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the recognition of a non-cash gain on deconsolidation of a non-controlling financial interest during the nine months ended September 30, 2024.

Envestnet Data & Analytics

Three months ended September 30, 2024 compared to three months ended September 30, 2023

	Three Months Ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Subscription-based	$32,685	95%	$33,939	90%	$(1,254)	(4)%
Professional services and other revenue	1,741	5%	3,665	10%	(1,924)	(52)%
Total revenue	34,426	100%	37,604	100%	(3,178)	(8)%
Operating expenses:
Direct expense	7,084	21%	6,018	16%	1,066	18%
Employee compensation	11,468	33%	20,395	54%	(8,927)	(44)%
General and administrative	15,275	44%	12,388	33%	2,887	23%
Depreciation and amortization	8,105	24%	6,797	18%	1,308	19%
Total operating expenses	41,932	122%	45,598	121%	(3,666)	(8)%
Loss from operations	$(7,506)	(22)%	$(7,994)	(21)%	$488	6%

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $1.2 million, or 4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a loss in access to data in the research business.

As a percentage of segment revenue, subscription-based recurring revenue increased 5% points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a larger decrease in professional services and other revenue compared to the decrease in subscription-based revenue.

Professional services and other revenue

Professional services and other revenue decreased $1.9 million, or 52%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease in point in time revenue recognized on customer deployments.

As a percentage of segment revenue, professional services and other revenue decreased 5% points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a larger decrease in professional services and other revenue compared to the decrease in subscription-based revenue.

Direct expense

Direct expense increased $1.1 million, or 18%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to increased costs related to migrating infrastructure to the cloud.

As a percentage of segment revenue, direct expense increased 5% points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease in total revenue compared to the increase in direct expense.

Employee compensation

Employee compensation decreased $8.9 million, or 44%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to decreases in severance expense of $5.9 million and salaries, benefits and related payroll taxes of $2.4 million, primarily related to the reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, and other immaterial decreases within employee compensation.

As a percentage of segment revenue, employee compensation expense decreased 21% points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the decrease in employee compensation expense period over period due to a lower number of employees in 2024 compared to the prior period.

General and administrative

General and administrative expense increased $2.9 million, or 23%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to increases in a Convertible Promissory Note impairment of $3.7 million, litigation, regulatory and other governance related expenses of $0.6 million and other immaterial increases within general and administrative expense, partially offset by decreases in website and systems development of $0.9 million and marketing expense of $0.8 million.
As a percentage of segment revenue, general and administrative expense increased 11% points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in general and administrative expense and a decrease in segment revenue period over period.

Depreciation and amortization

Depreciation and amortization expense increased $1.3 million, or 19%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to an increase in amortization related to internally developed software of $1.8 million, partially offset by decreases in depreciation related to property and equipment of $0.3 million and amortization related to intangible assets of $0.2 million.

As a percentage of segment revenue, depreciation and amortization expense increased 6% points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in depreciation and amortization expense and a decrease in segment revenue period over period.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change

	(in thousands)		(in thousands)		(in thousands)
Revenue:
Subscription-based	$99,233	94%	$105,763	94%	$(6,530)	(6)%
Professional services and other revenue	6,498	6%	6,509	6%	(11)	—%
Total revenue	105,731	100%	112,272	100%	(6,541)	(6)%
Operating expenses:
Direct expense	21,057	20%	17,080	15%	3,977	23%
Employee compensation	35,032	33%	59,476	53%	(24,444)	(41)%
General and administrative	45,859	43%	41,609	37%	4,250	10%
Depreciation and amortization	22,537	21%	19,315	17%	3,222	17%
Goodwill impairment	96,269	91%	—	—%	96,269	100%
Total operating expenses	220,754	209%	137,480	122%	83,274	61%
Loss from operations	$(115,023)	(109)%	$(25,208)	(22)%	$(89,815)	*
__________________________________________________________
*Not meaningful

Subscription-based recurring revenue

Subscription-based recurring revenue decreased $6.5 million, or 6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a loss in access to data in the research business and continued impact from the regional banking crisis.

Professional services and other revenue

Professional services and other revenue remained consistent for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the timing of in point in time revenue recognized on customer deployments.

Direct expense

Direct expense increased $4.0 million, or 23%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to increased costs related to migrating infrastructure to the cloud.

As a percentage of segment revenue, direct expense increased 5% points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the increase in direct expense and decrease in segment revenue period over period.

Employee compensation

Employee compensation decreased $24.4 million, or 41%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to decreases in severance expense of $11.2 million, salaries, benefits and related payroll taxes of $10.3 million and stock-based compensation of $1.5 million, primarily related to the reduction in force initiative that began in the first quarter of 2023, as well as a fourth quarter 2022 organizational realignment, and other immaterial decreases within employee compensation.

As a percentage of segment revenue, employee compensation expense decreased 20% points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the decrease in employee compensation expense period over period due to a lower number of employees in 2024 compared to the prior period.

General and administrative

General and administrative expenses increased $4.3 million, or 10%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to increases in a Convertible Promissory Note impairment of $3.7 million, litigation, regulatory and other governance related expenses of $3.4 million and other immaterial increases within general and administrative expense, partially offset by decreases in marketing expense of $2.1 million and website and systems development costs of $1.5 million.

As a percentage of segment revenue, general and administrative expense increased 6% points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in general and administrative expense and a decrease in segment revenue period over period.

Depreciation and amortization

Depreciation and amortization expense increased $3.2 million, or 17%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to an increase in amortization related to internally developed software of $4.7 million, partially offset by decreases in depreciation related to property and equipment of $0.9 million and amortization related to intangible assets of $0.6 million.

As a percentage of segment revenue, depreciation and amortization expense increased 4% points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in depreciation and amortization expense and a decrease in segment revenue period over period.

Goodwill impairment

Goodwill impairment increased $96.3 million, or 100%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as a result of the recognition of a non-cash impairment charge to goodwill during the nine months ended September 30, 2024.

Nonsegment

Three months ended September 30, 2024 compared to three months ended September 30, 2023

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change

	(in thousands, except percentages)
Operating expenses:
Employee compensation	$15,669	$14,066	$1,603	11%
General and administrative	20,129	7,610	12,519	*
Nonsegment operating expenses	$35,798	$21,676	$14,122	65%
__________________________________________________________
*Not meaningful

Employee compensation

Employee compensation increased $1.6 million, or 11%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in severance expense of $2.1 million and other immaterial increases within employee compensation, partially offset by a decrease in non-cash compensation of $0.6 million.

General and administrative

General and administrative expense increased $12.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to increases in merger related costs of $9.0 million, professional and legal fees of $3.5 million and restructuring charges and transaction costs of $0.9 million, partially offset by other immaterial decreases within general and administrative expense.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Employee compensation	$47,417	$49,352	$(1,935)	(4)%
General and administrative	39,804	26,782	13,022	49%
Nonsegment operating expenses	$87,221	$76,134	$11,087	15%

Employee compensation

Employee compensation decreased $1.9 million, or 4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a decrease in non-cash compensation expense of $2.5 million, partially offset by other immaterial increases within employee compensation.

General and administrative

General and administrative expense increased $13.0 million, or 49%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to increases in merger related costs of $14.1 million and professional and legal fees of $1.9 million, partially offset by decreases in litigation, regulatory and other governance related expenses of $1.7 million and other immaterial decreases within general and administrative expense.

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

“Adjusted EBITDA” represents net income (loss) before deferred revenue fair value adjustment, interest income, interest expense, income tax provision (benefit), depreciation and amortization, goodwill impairment, gain on deconsolidation, non‑cash compensation expense, restructuring charges and transaction costs, merger related costs, Convertible Promissory Note impairment, severance expense, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, fair market value adjustments to investments in private companies, (gain) loss from equity method investments and loss attributable to non‑controlling interest.

“Adjusted net income” represents net income (loss) before income tax provision (benefit), gain (loss) from equity method investments, deferred revenue fair value adjustment, non‑cash interest expense, cash interest on our Convertible Notes, amortization of acquired intangibles, goodwill impairment, gain on deconsolidation, non‑cash compensation expense, restructuring charges and transaction costs, merger related costs, Convertible Promissory Note impairment, severance expense, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, fair market value adjustments to investments in private companies and loss attributable to non‑controlling interest. Reconciling items are presented gross of tax, and a normalized tax rate is applied to the total of all reconciling items to arrive at adjusted net income. The normalized tax rate is based solely on the estimated blended statutory income tax rates in the jurisdictions in which we operate. We monitor the normalized tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of our operations.

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

We also present adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow as supplemental performance measures because we believe that they provide our Board, management and investors with additional information to assess our performance. Adjusted EBITDA, adjusted net income and adjusted net income per diluted share provide comparisons from period to period by excluding potential differences caused by changes in interest expense and interest income that are influenced by capital structure decisions and capital market conditions, income tax provision (benefit), variations in the age and book depreciation of fixed assets affecting relative depreciation expense and amortization of internally developed software, amortization of acquired intangible assets, goodwill impairment, gain on deconsolidation, restructuring charges and transaction costs, merger related costs, Convertible Promissory Note impairment, severance expense, litigation, regulatory and other governance related expenses, foreign currency, non-income tax expense adjustment, fair market value adjustments to investments in private companies, (gain) loss from equity method investments and loss attributable to non‑controlling interest. Our management also believes it is useful to exclude non‑cash compensation expense from adjusted EBITDA, adjusted net income and adjusted net income per diluted share because non‑cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. Free cash flow is useful to analyze cash flows generated from our business and our ability to fund our ongoing operations, debt service obligations and to fund potential acquisitions or other strategic activities.

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

•Due to either net losses before income tax expense or the use of federal and state net operating loss carryforwards, net cash paid for income taxes was $13.2 million and $13.6 million for the nine months ended September 30, 2024 and 2023, respectively. In the event that we generate taxable income and our existing net operating loss carryforwards for federal and state income taxes have been fully utilized or have expired, income tax payments will be higher; and

•Other companies in our industry may calculate adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Net income (loss)	$(1,661)	$5,056	$(80,323)	$(60,837)
Add (deduct):
Deferred revenue fair value adjustment (1)	—	—	—	69
Interest income	(3,243)	(1,553)	(7,814)	(4,567)
Interest expense	7,404	6,202	19,590	19,053
Income tax provision (benefit) (2)(3)	2,864	(8,824)	3,717	15,363
Depreciation and amortization	35,530	32,400	115,155	95,985
Goodwill impairment (4)	—	—	96,269	—
Gain on deconsolidation (5)	—	—	(19,523)	—
Non-cash compensation expense (6)	16,484	17,298	53,204	58,141
Restructuring charges and transaction costs (7)	4,002	1,695	9,368	12,366
Merger related costs (8)	9,021	—	14,116	—
Convertible Promissory Note impairment (9)	3,700	—	3,700	—
Severance expense (10)	3,508	11,482	7,602	25,904
Litigation, regulatory and other governance related expenses (11)	1,253	604	7,561	5,823
Foreign currency (12)	116	223	162	330
Non-income tax expense adjustment (13)	37	(26)	(51)	(224)
Fair market value adjustments to investments in private companies (14)	—	(2,871)	1,508	(2,804)
Loss from equity method investments (15)	1,526	2,368	3,327	7,694
Loss attributable to non-controlling interest (16)	—	1,277	1,160	3,082
Adjusted EBITDA	$80,541	$65,331	$228,728	$175,378

The following table sets forth a reconciliation of net loss to adjusted net income and adjusted net income per diluted share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands, except share and per share information)
Net income (loss)	$(1,661)	$5,056	$(80,323)	$(60,837)
Income tax provision (benefit) (2)(3)	2,864	(8,824)	3,717	15,363
Loss from equity method investments (15)	(1,526)	(2,368)	(3,327)	(7,694)
Income (loss) before income tax provision (benefit) and equity method investments	2,729	(1,400)	(73,279)	(37,780)
Add (deduct):
Deferred revenue fair value adjustment (1)	—	—	—	69
Non-cash interest expense (17)	1,420	1,389	4,237	4,258
Cash interest - Convertible Notes (18)	5,664	4,368	14,402	13,476
Amortization of acquired intangibles (19)	14,542	15,124	43,741	47,784
Goodwill impairment (4)	—	—	96,269	—
Gain on deconsolidation (5)	—	—	(19,523)	—
Non-cash compensation expense (6)	16,484	17,298	53,204	58,141
Restructuring charges and transaction costs (7)	4,002	1,695	9,368	12,366
Merger related costs (8)	9,021	—	14,116	—
Convertible Promissory Note impairment (9)	3,700	—	3,700	—
Severance expense (10)	3,508	11,482	7,602	25,904
Litigation, regulatory and other governance related expenses (11)	1,253	604	7,561	5,823
Foreign currency (12)	116	223	162	330
Non-income tax expense adjustment (13)	37	(26)	(51)	(224)
Fair market value adjustments to investments in private companies (14)	—	(2,871)	1,508	(2,804)
Loss attributable to non-controlling interest (16)	—	1,277	1,160	3,082
Adjusted net income before income tax effect	62,476	49,163	164,177	130,425
Income tax effect (20)	(15,931)	(12,536)	(41,865)	(33,258)
Adjusted net income	$46,545	$36,627	$122,312	$97,167

Basic number of weighted average shares outstanding	55,273,324	54,562,270	55,100,239	54,380,231
Effect of dilutive shares:
Convertible Notes (18)	10,811,884	10,811,884	10,811,884	11,176,254
Non-vested RSUs and PSUs	660,528	361,982	607,653	438,520
Options to purchase common stock	41,701	46,364	40,127	64,507
Diluted number of weighted average shares outstanding	66,787,437	65,782,500	66,559,903	66,059,512
Adjusted net income per diluted share	$0.70	$0.56	$1.84	$1.47

The following table sets forth a reconciliation of net cash provided by operating activities to free cash flow:

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$186,409	$73,766
Less: Purchases of property and equipment	(5,939)	(18,275)
Less: Capitalization of internally developed software	(57,127)	(71,117)
Free cash flow	$123,343	$(15,626)

The following tables set forth the reconciliations of income (loss) from operations to adjusted EBITDA for each segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Income (loss) from operations	$50,310	$(7,506)	$(35,798)	$7,006
Add (deduct):
Depreciation and amortization	27,425	8,105	—	35,530
Non-cash compensation expense (6)	11,048	1,823	3,613	16,484
Restructuring charges and transaction costs (7)	2,738	17	1,247	4,002
Merger related costs (8)	—	—	9,021	9,021
Convertible Promissory Note impairment (9)	—	3,700	—	3,700
Severance expense (10)	725	—	2,783	3,508
Litigation, regulatory and other governance related expenses (11)	—	1,253	—	1,253
Non-income tax expense adjustment (13)	37	—	—	37
Adjusted EBITDA	$92,283	$7,392	$(19,134)	$80,541

	Three months ended September 30, 2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Income (loss) from operations	$30,271	$(7,994)	$(21,676)	$601
Add (deduct):
Depreciation and amortization	25,603	6,797	—	32,400
Non-cash compensation expense (6)	10,955	2,175	4,168	17,298
Restructuring charges and transaction costs (7)	1,432	(98)	361	1,695
Severance expense (10)	4,901	5,902	679	11,482
Litigation, regulatory and other governance related expenses (11)	—	629	(25)	604
Non-income tax expense adjustment (13)	(26)	—	—	(26)
Loss attributable to non-controlling interest (16)	1,277	—	—	1,277
Adjusted EBITDA	$74,413	$7,411	$(16,493)	$65,331

	Nine Months Ended September 30, 2024
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Income (loss) from operations	$142,411	$(115,023)	$(87,221)	$(59,833)
Add (deduct):
Depreciation and amortization	92,618	22,537	—	115,155
Goodwill impairment (4)	—	96,269	—	96,269
Gain on deconsolidation (5)	(19,523)	—	—	(19,523)
Non-cash compensation expense (6)	33,795	5,591	13,818	53,204
Restructuring charges and transaction costs (7)	4,844	756	3,768	9,368
Merger related costs (8)	—	—	14,116	14,116
Convertible Promissory Note impairment (9)	—	3,700	—	3,700
Severance expense (10)	3,161	13	4,428	7,602
Litigation, regulatory and other governance related expenses (11)	—	7,561	—	7,561
Non-income tax expense adjustment (13)	(51)	—	—	(51)
Loss attributable to non-controlling interest (16)	1,160	—	—	1,160
Adjusted EBITDA	$258,415	$21,404	$(51,091)	$228,728

	Nine months ended September 30, 2023
	Envestnet Wealth Solutions	Envestnet Data & Analytics	Nonsegment	Total

	(in thousands)
Income (loss) from operations	$75,574	$(25,208)	$(76,134)	$(25,768)
Add (deduct):
Deferred revenue fair value adjustment (1)	69	—	—	69
Depreciation and amortization	76,670	19,315	—	95,985
Non-cash compensation expense (6)	34,747	7,057	16,337	58,141
Restructuring charges and transaction costs (7)	7,985	214	4,167	12,366
Severance expense (10)	10,553	11,227	4,124	25,904
Litigation, regulatory and other governance related expenses (11)	—	4,163	1,660	5,823
Non-income tax expense adjustment (13)	(153)	(71)	—	(224)
Loss attributable to non-controlling interest (16)	3,082	—	—	3,082
Adjusted EBITDA	$208,527	$16,697	$(49,846)	$175,378

Footnotes to GAAP to Non-GAAP Reconciliations
(1)Deferred revenue fair value adjustment represents the effect of purchase accounting on the fair value of acquired deferred revenue in accordance with ASC 606.
(2)For the three months ended September 30, 2024 and 2023, the effective tax rate computed in accordance with GAAP equaled 238.1% and 234.2%, respectively. For the nine months ended September 30, 2024 and 2023, the effective tax rate computed in accordance with GAAP equaled (4.9)% and (33.8)%, respectively.
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
(7)Restructuring charges and transaction costs represent third-party costs incurred related to significant, distinct enterprise-wide strategic initiatives such as the closure of certain offices in the United States, acquisition and transaction related expenditures, excluding merger related costs, and system integration costs related to implementation of a new Enterprise Resource Planning System. These third-party costs are infrequent and outside the ordinary course of our continuing operations. We exclude these costs to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.
(8)Merger related costs represents costs incurred related to the Merger Agreement entered into on July 11, 2024 with BCPE Pequod Buyer, Inc., a Delaware corporation and BCPE Pequod Merger Sub, Inc., a Delaware corporation and a wholly-owned Subsidiary of Parent. These costs are outside the ordinary course of our continuing operations. We exclude these costs to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.
(9)Due to a change in circumstance for the Convertible Promissory Note customer, the estimated recoverable value of the loan was reassessed during the third quarter of 2024, which resulted in the recognition of non-cash impairment charge. This charge was outside the ordinary course of our continuing operations and excluded to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.
(10)Severance expense represents severance and related costs associated with certain strategic initiatives that have reshaped our workforce such as an organizational realignment in the fourth quarter of 2022, post-acquisition integration activity and a reduction in force initiative in 2023. These are not reflective of future ongoing operations and affect comparability of the Company’s operational results across reporting periods.
(11)Litigation, regulatory and other governance related expenses represent certain third-party non-recurring litigation fees primarily related to litigation matters discussed in Note 19—Commitments and Contingencies as well as governance related expenses associated with activist shareholder activity. The litigation costs relate to two matters over a three-year time period and are not reoccurring expenditures.
(12)Foreign currency represents gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts. These adjustments can vary significantly from period to period and are not indicative of our core operating performance.
(13)Non-income tax expense adjustments relate to the remediation of historical sales and use tax issues and are not indicative of our core operating performance.
(14)Fair market value adjustments to investments in private companies represents non-recurring unrealized gains and losses related to the Company’s investments. These adjustments are infrequent and outside the ordinary course of our continuing operations.
(15)Gain (loss) from equity method investments represents gains and losses related to our equity method investments. These investments are not part of our core business and the ventures associated with these investments generally are start-up or early-stage businesses where we have limited influence over their operational and financial policies. The results of operations for each of these investments can vary significantly from period to period and do not represent the Company’s ongoing operations.
(16)Loss attributable to non-controlling interest represents the loss attributable to the Company’s minority economic interest in a private company excluding the impact of non-cash or non-recurring items included within other line items. Before April 1, 2024, the Company consolidated its minority interest in a private company as a result of its ability to control this private company interest through majority representation on the board, the Company has excluded loss attributable to non-controlling interest as it owns a minority economic interest in the private company. This private company is a start-up business and the results of its operations vary significantly from period to period and are not representative of the Company’s financial performance. Effective April 1, 2024, the Company no longer had majority representation of the company's board and therefore no longer had a controlling financial interest in this private company which resulted in the deconsolidation of this private company's assets, liabilities and results of operations starting April 1, 2024.
(17)Non-cash interest expense represents third-party costs incurred in securing debt and are amortized over the term of the debt. We exclude non-cash interest expense because the Company does not view this expense as reflective of our core operating performance as it is a non-cash expense.
(18)For purposes of computing adjusted net income and adjusted net income per share, the Company always assumes the convertible notes to be fully converted for all periods presented. Therefore, cash interest for convertible notes is added to adjusted net income in accordance with the if-converted method.
(19)Amortization of acquired intangibles represents non-cash amortization expense from intangible assets acquired through acquisitions. The fair value of these acquired intangible assets are estimates and the Company does not view it as reflective of our core operating performance as it is a non-cash expense.
(20)Income tax effect represents the tax effect of Non-GAAP adjustments as described above and is calculated using an estimated normalized tax rate of 25.5% for both the three and nine months ended September 30, 2024 and 2023.

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

The Company issued $517.5 million aggregate principal amount of 0.75% Convertible Notes due 2025 in August 2020. As of September 30, 2024, $317.5 million aggregate principal of the Convertible Notes due 2025 remained outstanding. Pursuant to the indenture under which the Convertible Notes due 2025 were issued, the Company was required to remove a restrictive legend on the Convertible Notes due 2025 relating to restrictions on transfer under the Securities Act of 1933, as amended, on or before September 9, 2021. Due to a clerical error, the restrictive legend was not removed until June 18, 2022. As a result of its failure to remove the legend on a timely basis, the Company was required to pay certain amounts of additional interest and interest thereon after February 15, 2022. Failure to pay the Additional Interest constituted an event of default under the Indenture. The event of default under the Indenture was cured with the payment of an immaterial amount of Additional Interest, as well as certain penalties, in August 2024. In addition, the event of default under the Indenture resulted in an event of default under the Revolving Credit Facility due to a cross-default provision in the Revolving Credit Facility. The resulting event of default was waived by the required lenders under the Revolving Credit Facility in August 2024. As a result, any and all existing defaults and events of default that had arisen or may have arisen therefrom were cured and the Company was in compliance with the covenants contained in the Indenture and the Revolving Credit Facility as of August 9, 2024 and continues to be in compliance as of September 30, 2024.

In connection with the Merger, on October 2, 2024, subsequent to September 30, 2024, the Company gave notice to the Trustees and holders of the Convertible Notes due 2025 and Convertible Notes due 2027 that the Merger constitutes a Fundamental Change and a Make Whole Fundamental Change under each of the indentures under which the Convertible Notes were issued and that the Convertible Notes due 2025 and Convertible Notes due 2027 may be surrendered by the holders for conversion. As a result of this event, the Convertible Notes due 2027 will be reclassified from Debt, net of current portion to Current portion of debt on the condensed consolidated balance sheets during the fourth quarter of 2024.

As of September 30, 2024, we had total cash and cash equivalents of $193.4 million, no amounts outstanding under the Revolving Credit Facility and $500.0 million available to borrow under the Revolving Credit Facility, subject to covenant compliance.

Cash Flows

The following table presents a summary of our cash flows:

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$186,409	$73,766
Net cash used in investing activities	(81,675)	(125,167)
Net cash used in financing activities	(2,750)	(71,458)
Effect of exchange rate on changes on cash and cash equivalents	(6)	3,897
Net change in cash and cash equivalents	$101,978	$(118,962)

Operating Activities

Net cash provided by operating activities increased $112.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to an increase of $72.4 million in cash provided by our business operations and $40.2 million in cash provided due to timing of payments within our working capital accounts. Our working capital is affected by the timing of payments related to several items, including but not limited to, employee incentives, income tax payments and cash collections from our clients. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, the increase of $40.2 million in cash provided within our working capital accounts is primarily related to timing of cash collections from our clients and cash payment timing differences within accounts payable and accrued expenses and prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities decreased $43.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a decrease in cash used related to an issuance of loan receivable to a private company of $20.0 million, a decrease in capitalization of internally developed software of $14.0 million, a decrease in cash used to purchase property and equipment of $12.3 million, a decrease in cash used to acquire proprietary technology of $7.5 million and a decrease in cash used for investments in private companies of $1.1 million, partially offset by $11.1 million in cash associated with the deconsolidation of our non-controlling interest during the nine months ended September 30, 2024.

Financing Activities

Net cash used in financing activities increased $68.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to settling the remaining aggregate principal amount of $45.0 million on the Convertible Notes due 2023 during the nine months ended September 30, 2023, cash proceeds from capital contributions received by non-controlling interest of $12.0 million during the nine months ended September 30, 2024, a decrease in cash used for share repurchases of $9.3 million, a decrease in cash paid related to tax withholdings for stock-based compensation of $1.2 million and a decrease in cash used to purchase non-controlling units from third-party shareholders of $1.0 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including the receipt of specified consents and approvals, some of which have not yet been received may not be received at all, may not be received in a timely fashion, or may impose conditions on the completion of the Merger. We cannot assure that all of the conditions in the Merger Agreement will be satisfied or waived on a timely basis or at all. If the conditions in the Merger Agreement are not satisfied or waived on a timely basis or at all, or if Parent failed to obtain financing necessary to complete the proposed transaction, we may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.

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

Two actions relating to the Merger have been filed against the Company and its Board of Directors. Among other remedies, these claimants are seeking damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. Additional actions relating to the Merger may be filed against the Company and its Board of Directors. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. The litigation costs, including costs associated with the indemnification of obligations to our directors, and diversion of management’s attention and resources to address the claims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. Litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and business partners, or otherwise harm our operations and financial performance.

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

There were no purchases of equity securities made under the share repurchase program during the nine months ended September 30, 2024. As of September 30, 2024, 0.3 million shares are still available to be purchased under this program.

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
* The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (iii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023; (iv) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023; (v) the Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2024 and 2023; (vi) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; (vii) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.
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

ENVESTNET, INC.

Date: November 8, 2024	By:	/s/ James L. Fox
James L. Fox
Interim Chief Executive Officer
Principal Executive Officer

Date: November 8, 2024	By:	/s/ Joshua B. Warren
Joshua B. Warren
Chief Financial Officer
Principal Financial Officer

Date: November 8, 2024	By:	/s/ Matthew J. Majoros
Matthew J. Majoros
Senior Vice President, Financial Reporting
Principal Accounting Officer